Form 10-K
period 2006-12-31
Kohlberg Capital CORP
filed 2007-03-29
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 814-00735

Kohlberg Capital Corporation

(Exact name of Registrant as specified in its charter)

Delaware	20-5951150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

295 Madison Avenue, 6th Floor

New York, New York 10017

(Address of principal executive offices)

(212) 455-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2007 was approximately $293 million based upon a closing price of $16.34 reported for such date by The Nasdaq Global Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of March 16, 2007 was 17,946,333.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of Kohlberg Capital Corporation’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on June 8, 2007 (the “Proxy Statement”) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NOTE ABOUT REFERENCES TO KOHLBERG CAPITAL CORPORATION

In this Annual Report on Form 10-K (the “Annual Report”), the “Company”, “we”, “us” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. and related companies, unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

Kohlberg Capital Corporation, our logo and other trademarks of Kohlberg Capital Corporation are the property of Kohlberg Capital Corporation. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Annual Report, as well as in future oral and written statements by management of Kohlberg Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a BDC and a RIC;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under “Risk Factors” in Item 1A. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

PART I

Item 1.	Business

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We were organized to continue and expand the middle market investment business and asset management business of Katonah Debt Advisors, L.L.C. (together with any additional direct or indirect wholly-owned subsidiaries that we organize in connection with the business of Katonah Debt Advisors, L.L.C., “Katonah Debt Advisors”). Prior to our election to be regulated as a BDC, we acquired Katonah Debt Advisors from affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading private equity firm focusing on middle market investing. Our middle market investment business originates, structures and manages a portfolio of senior secured term loans and also invests in mezzanine debt and selected equity securities in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. We used the net proceeds of our initial public offering (the “IPO”) in December 2006 to acquire a portfolio of approximately $185 million in aggregate principal amount of senior secured loans that were originated during 2006 by Katonah Debt Advisors’ middle market lending group.

Our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized debt obligation funds (“CDO Funds”) that invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of December 31, 2006, Katonah Debt Advisors had approximately $1.4 billion of assets under management. We maintain a strategic relationship with Kohlberg & Co., whose affiliates received, prior to our election to be regulated as a BDC, an aggregate of 3,484,333 shares of our common stock, $0.01 par value, in exchange for contributing to us their ownership interests in Katonah Debt Advisors and in securities issued by CDO Funds managed by Katonah Debt Advisors and two other asset managers.

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured first and second lien term loans, mezzanine debt and selected equity investments in privately-held middle market companies. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may invest up to 30% of our capital in other investments such as loans to larger, publicly-traded companies, high-yield bonds, distressed debt securities and debt and equity securities issued by CDO Funds managed by Katonah Debt Advisors or by other asset managers. We also expect to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio, as well as the CDO Funds managed by Katonah Debt Advisors, consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

As a Regulated Investment Company (“RIC”), we intend to distribute to our stockholders substantially all of our net taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses. In addition, we may retain certain net long-term capital gains and elect to treat such net capital gains as deemed distributed to our stockholders. Provided we qualify for tax treatment as a RIC, we generally will be required to pay income taxes only on the portion of our net taxable income and gains that we do not distribute (actually or constructively).

Our common stock is traded on The Nasdaq Global Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2006 was $14.29. On December 31, 2006, the last reported sale price of a share of our common stock on The Nasdaq Global Market was $17.30.

CORPORATE HISTORY AND OFFICES

In 1999, affiliates of Kohlberg & Co. formed a lending platform called Katonah Capital, L.L.C. (“Katonah Capital”) to capitalize on the experience of Kohlberg & Co. in arranging and structuring debt financing for its own portfolio companies. From its inception through 2005, Katonah Capital organized six CDO Funds that raised in excess of $2 billion in capital to invest in below-investment-grade broadly syndicated loans, bonds and other credit instruments. In 2005, affiliates of Kohlberg & Co. organized Katonah Debt Advisors as a new platform to continue to manage CDO Funds investing in broadly syndicated loans and high-yield bonds and to diversify into lending to middle market companies and investing in other types of credit instruments, and the operations of Katonah Capital were discontinued. In 2005 and 2006, Katonah Debt Advisors raised three CDO Funds with approximately $1.1 billion in assets under management to invest in broadly syndicated loans and high-yield bonds. Beginning in the first quarter of 2006, Katonah Debt Advisors assembled the portfolio of approximately $185 million in middle market senior secured loans that we acquired with the net proceeds of our IPO.

We were formed in August 2006 as a Delaware limited liability company. Prior to the issuance of shares of our common stock in our initial public offering we converted into a Delaware corporation. We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act.

Our principal executive offices are located at 295 Madison Avenue, 6th Floor, New York, New York 10017 and our telephone number is (212) 455-8300. Information about us may also be obtained from the Securities and Exchange Commission’s website (http://www.sec.gov). We maintain a website on the Internet at http://www.kohlbergcap.com. Information contained in our website is not incorporated by reference into this Annual Report, and that information should not be considered as part of this Annual Report. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

BUSINESS STRATEGY

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies, and from our investment in Katonah Debt Advisors. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We will primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CDO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CDO Funds to not more than 15% of the value of our total investment portfolio. We invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

Our middle market business will target companies that have strong historical cash flows, experienced management teams and identifiable and defendable market positions in industries with positive dynamics. Our senior management team has strong relationships with numerous middle market private equity sponsors and regional banks which will provide substantial opportunities for our purchase of participations in loans. We also have extensive relationships with the traditional middle market “club” lenders which will provide a source of direct lending opportunities. We will seek to manage risk through a rigorous credit and investment underwriting process and an active portfolio monitoring program. Our underwriting and monitoring program is credit driven by a team of experienced professionals and a modeling process we call “Maximum Reasonable Adversity.” Our investment portfolio, as well as the CDO Funds managed by Katonah Debt Advisors, consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

We expect to benefit from our ownership of Katonah Debt Advisors in four ways. First, by working with the investment professionals at Katonah Debt Advisors, we will have multiple sources of investment opportunities. We can maximize our investment scale and flexibility by selectively choosing to make an investment through the Company or through a CDO Fund managed by Katonah Debt Advisors, depending on the type of security, the type of transaction and other relevant factors. We expect that Katonah Debt Advisors will be our primary source of broadly syndicated non-investment grade loans, high-yield bonds, CDO equity and mezzanine investments and distressed debt. Second, the experienced team of credit analysts at Katonah Debt Advisors, the members of which also serve as officers of the Company, have specializations covering more than 20 industry groups and they will assist us in reviewing potential investments and monitoring our portfolio. Third, we expect to continue to make investments in CDO Funds managed by Katonah Debt Advisors, which we believe will provide us with a current cash investment return. We believe that these investments will provide Katonah Debt Advisors with greater opportunities to access new sources of capital which will ultimately increase Katonah Debt Advisors’ assets under management and resulting management fee income. Fourth, we expect to receive distributions of recurring fee income and to generate capital appreciation from our investment in Katonah Debt Advisors.

Our strategic relationship with Kohlberg & Co. is also an important part of our overall strategy. We believe that the participation of its Chairman and co-managing partners on our Board of Directors and of its co-managing partners on our Investment Committee will enhance our asset selection and portfolio performance and that Kohlberg & Co. will serve as an important source of private equity opportunities. We also believe that the participation of the Kohlberg & Co. co-managing partners on our Investment Committee will enhance the due diligence and credit analysis of our lending operations. Christopher Lacovara, one of the co-managing partners of Kohlberg & Co., serves as Chairman of the Board of Directors and of our Investment Committee.

Middle Market Business

Our management team maintains longstanding relationships with middle market private equity sponsors, lenders who work in small groups, or “club” lenders, and sources of non-sponsored middle market transactions. Members of our senior management team have a proven track record of originating, structuring and managing middle market investments.

Our middle market investment team has experience assembling portfolios of middle market loans and investments and managing these portfolios through several credit cycles, including both attractive and stressed credit environments. Our middle market investment team reviewed over 250 middle market investment opportunities while building the portfolio of senior secured loans that we acquired with the net proceeds of our initial public offering.

As a BDC, we will offer, and will provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset manager that manages CDO Funds which invest in broadly syndicated senior loans, second lien loans, high-yield bonds and other credit instruments. The securities issued by these CDO Funds are primarily held by third parties. Katonah Debt Advisors structures and sponsors CDO Funds for which it serves as the asset manager and invests in syndicated term loans and high-yield bonds (rated lower than Baa3 by Moody’s or lower than BBB- by Standard & Poor’s). The CDO Funds managed by

Katonah Debt Advisors invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings. As of December 31, 2006, Katonah Debt Advisors managed three CDO Funds and one special purpose vehicle formed to raise a fourth CDO Fund with aggregate assets of approximately $1.4 billion. Katonah Debt Advisors is currently in the process of organizing and raising a total of five additional CDO Funds for which it has acquired over $450 million in assets.

The CDO Funds managed by Katonah Debt Advisors allow it to securitize portfolios of loan and bond investments and enhance the funds’ return on capital by issuing debt for which the portfolios of investments serve as collateral. A typical CDO Fund portfolio managed by Katonah Debt Advisors consists primarily of broadly syndicated non-investment grade loans and high-yield bonds typically issued by large capitalization companies. Leveraged loans typically experience less market volatility than high-yield bonds, and also are generally secured by assets, thereby improving the likelihood of principal preservation. The CDO Funds managed by Katonah Debt Advisors currently pay it, as the asset manager, an annual management fee of 0.50% of assets under management and an annual incentive fee of 20% of the profits of the fund, provided that the investment return of the CDO Fund has exceeded a specified minimum rate of return.

Katonah Debt Advisors generally participates in the markets for senior secured syndicated term loans greater than $100 million, high-yield bonds (rated BBB or below) and mezzanine securities of other CDO Funds. The investment portfolios managed by Katonah Debt Advisors typically carry an average overall credit quality of B1/Ba3 Moody’s rating equivalent or B+/BB- Standard & Poor’s rating equivalent. Katonah Debt Advisors believes that this ratings category generally provides the best risk/reward combination as well as more stable returns as compared with other lower rated assets. The markets in which Katonah Debt Advisors invests are large and generally offer considerable trading liquidity. The strategy of the Katonah Debt Advisors is to select and maintain portfolios of syndicated loans and high-yield bonds, which offer a balance of interest rate spreads and credit risks appropriate for CDO securitizations in order to maintain a stable, attractive level of current cash return to investors. The CDO Funds typically invest only in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

As of December 31, 2006, Katonah Debt Advisors employed an experienced team of ten investment professionals. The investment professionals of Katonah Debt Advisors source and evaluate selected CDO equity and mezzanine investment opportunities for us and assist us in identifying ways to optimize the use of our capital through securitizations of assets and other potential refinancing structures. Each analyst at Katonah Debt Advisors follows a specific set of industries, allowing them to develop deep insight and broad industry contacts. This credit team reviews, when appropriate, loans sourced by us as well as investment opportunities for CDO Funds managed by Katonah Debt Advisors.

Our Strategic Relationship with Kohlberg & Co.

We believe that we derive substantial benefits from our strategic relationship with Kohlberg & Co. as evidenced by the participation of its Chairman and co-managing partners on our Board of Directors and of its co-managing partners on our Investment Committee. Through such participation, we will have access to the expertise of these individuals in the middle market and leveraged investing, which we believe will enhance our capital raising, due diligence, investment selection and credit analysis. In addition, affiliates of Kohlberg & Co., including those who serve on our Board of Directors and on our Investment Committee, own, in the aggregate, approximately 19% of our outstanding common stock. We have entered into a License and Referral Agreement with Kohlberg & Co. pursuant to which Kohlberg & Co. has agreed to notify us of equity investment opportunities that are presented to Kohlberg & Co. but that it has determined in its sole discretion are not appropriate for any investment funds managed by Kohlberg & Co. or any of its affiliates, typically due to the small size or non-control nature of the investment, prior to making such investment opportunity available to any third party. Kohlberg & Co. has also granted us a royalty-free license to use the “Kohlberg” name, which we believe is one of the most widely recognized names in middle market investing, and is providing certain administrative services to us on a transitional basis.

Kohlberg & Co. is a leading U.S. private equity firm which manages investment funds that acquire middle market companies. Kohlberg & Co. was formed in 1987 by Jerome Kohlberg Jr., the senior founding partner of Kohlberg Kravis Roberts & Co. (“KKR”) and his son, James A. Kohlberg, at the time an executive with KKR. Since its inception, Kohlberg & Co. has organized five private equity funds, through which it has raised approximately $2 billion of committed capital and completed more than 80 platform and add-on acquisitions with an aggregate value of approximately $6 billion. The Chairman and co-managing partners of Kohlberg & Co., who are members of our Board of Directors, and, in the case of the co-managing partners, also members of our Investment Committee, average more than 20 years of investment banking and middle market investing experience, and have worked together across all of the firm’s private equity funds. Christopher Lacovara, the co-managing partner who had the primary responsibility for the formation and oversight of both Katonah Debt Advisors and Katonah Capital, serves as the Chairman of our Board of Directors.

Because we are an internally managed BDC, we do not pay any fees to Kohlberg & Co. or any of its affiliates. Under the 1940 Act we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment unless we obtain SEC exemptive relief.

INVESTMENTS AND OPERATIONS

Overview

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may invest up to 30% of our capital in other investments such as loans to larger, publicly-traded companies, high-yield bonds, distressed debt securities and debt and equity securities issued by CDO Funds managed by Katonah Debt Advisors or by other asset managers.

Following completion of our IPO, we used approximately $185 million of the net proceeds of that offering to acquire a portfolio of approximately $185 million in aggregate principal amount of senior secured term loans that were originated during 2006 through a special purpose vehicle organized by Katonah Debt Advisors (“IPO Initial Assets”). These loans were acquired by us for cash at their fair market value, as determined by our Board of Directors. The purchase of these loans was originally financed with a credit facility and the proceeds that we paid to the special purpose vehicle in order to acquire these loans was used by that entity to repay the credit facility. Our Board of Directors approved the portfolio acquisition and determined that (i) the terms thereof, including the consideration paid, was reasonable and fair to our shareholders and did not involve overreaching by any party and (ii) the acquisition was consistent with the interests of our shareholders and our investment policies.

Prior to our IPO, we also acquired 100% ownership of Katonah Debt Advisors and a portfolio of investments in CDO Funds managed by Katonah Debt Advisors and two other managers in exchange for a total of 3,484,333 shares of our common stock issued to affiliates of Kohlberg & Co.

As of December 31, 2006, we had total middle-market investments of approximately $191 million, total equity investments in CDO Funds managed by our wholly-owned portfolio company Katonah Debt Advisors and two other asset managers of approximately $21 million, and total investment in 100% of Katonah Debt Advisors’ asset management company of approximately $38 million. We acquired the equity investments in CDO Funds and the 100% ownership of Katonah Debt Advisors in exchange for shares of our common stock that we issued to affiliates of Kohlberg & Co.

As of December 31, 2006, we had a diversified portfolio that included first and second lien senior loans. Our investments generally averaged between $1 million to $10 million, although particular investments may be larger or smaller. We expect that the size of investment will grow as our available capital grows. After our acquisition of the IPO Initial Assets and consistent with our investment strategy, we have begun to reposition the investment portfolio to focus increasingly on second lien senior loans and mezzanine loans.

The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. We expect that the size of our investments and maturity dates will vary as follows:

•	senior secured term loans from $10 to $20 million maturing in five to seven years;

•	second lien term loans from $5 to $20 million maturing in six to eight years;

•	senior unsecured loans $5 to $10 million maturing in six to eight years;

•	mezzanine loans from $5 to $10 million maturing in seven to ten years; and

•	equity investments from $1 to $5 million.

When we extend senior secured term loans, we will generally take a security interest in the available assets of the portfolio company, including the equity interests of their subsidiaries, which we expect to help mitigate the risk that we will not be repaid. Nonetheless, there is a possibility that our lien could be subordinated to claims of other creditors. Structurally, mezzanine debt ranks subordinate in priority of payment to senior term loans and is often unsecured. Relative to equity, mezzanine debt ranks senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with a loan, while providing an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest that is typically in the form of equity purchased at the time the mezzanine loan is repaid or warrants to purchase equity at a future date at a fixed cost. Mezzanine debt generally earns a higher return than senior secured debt due to its higher risk profile and usually less restrictive covenants. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

At December 31, 2006, we did not have any mezzanine debt investments. Consistent with our investment strategy, we have begun investing in mezzanine debt and have invested $16 million in mezzanine debt investments as of March 16, 2007.

Credit and Investment Process

We employ the same due diligence intensive investment strategy that our senior management team, Katonah Debt Advisors and Kohlberg & Co. have used over the past 20 years. Due to our ability to source transactions through multiple channels, we expect to maintain a substantial pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

We focus on lending and investing opportunities in:

•	companies with EBITDA of $10 to $50 million;

•	companies with financing needs of $25 to $150 million;

•	companies purchased by top tier equity sponsors;

•	non-sponsored companies with successful management and systems;

•	high-yield bonds and broadly syndicated loans to larger companies on a selective basis; and

•	equity co-investment in companies where we see substantial opportunity for capital appreciation.

We expect to source investment opportunities from:

•	private equity sponsors;

•	regional investment banks for non-sponsored companies;

•	other middle market lenders with whom we can “club” loans;

•	Katonah Debt Advisors with regard to high-yield bonds and syndicated loans; and

•	Kohlberg & Co. with regard to selected private equity investment opportunities.

In our experience, good credit judgment is based on a thorough understanding of both the qualitative and quantitative factors which determine a company’s performance. Our analysis begins with an understanding of the fundamentals of the industry in which a company operates, including the current economic environment and the outlook for the industry. We also focus on the company’s relative position within the industry and its historical ability to weather economic cycles. Other key qualitative factors include the experience and depth of the management team and the financial sponsor, if any.

Only after we have a comprehensive understanding of the qualitative factors do we focus on quantitative metrics. We believe that with the context provided by the qualitative analysis, we can gain a better understanding of a company’s financial performance. We analyze a potential portfolio company’s sales growth and margins in the context of its competition as well as its ability to manage its working capital requirements and its ability to generate consistent cash flow. Based upon this historical analysis, we develop a set of projections which represents a reasonable underwriting case of most likely outcomes for the company over the period of our investment. Using our Maximum Reasonable Adversity model, we also look at a variety of potential downside cases to determine a company’s ability to service its debt in a stressed credit environment.

Elements of the qualitative analysis we use in evaluating investment opportunities include the following:

•	Industry fundamentals;

•	Competitive position and market share;

•	Past ability to work through historical down-cycles;

•	Quality of financial and technology infrastructure;

•	Asian sourcing risks and opportunities;

•	Labor and union strategy;

•	Technology risk;

•	Diversity of customer base and product lines;

•	Quality and experience of management;

•	Quality of financial sponsor (if applicable); and

•	Acquisition and integration history.

Elements of the quantitative analysis we use in evaluating investment opportunities include the following:

•	Income statement analysis of growth and margin trends;

•	Balance sheet analysis of working capital efficiency;

•	Cash flow analysis of capital expenditures and free cash flow;

•	Financial ratio and market share standing among comparable companies;

•	Financial projections: underwriting versus stress case;

•	Event specific Maximum Reasonable Adversity credit modeling;

•	Future capital expenditure needs and asset sale plans;

•	Downside protection to limit losses in an event of default;

•	Risk adjusted returns and relative value analysis; and

•	Enterprise and asset valuations.

The origination, structuring and credit approval processes are fully integrated. Our credit team is directly involved in all due diligence and analysis prior to the formal credit approval process.

Credit Monitoring

Our management team has significant experience monitoring portfolios of middle market investments and this is enhanced by the credit monitoring procedures of Katonah Debt Advisors. Along with origination and credit analysis, portfolio management is one of the key elements of our business. Most of our investments will not be liquid and, therefore, we must prepare to act quickly if potential issues arise so that we can work closely with the management and private equity sponsor, if applicable, of the portfolio company to take any necessary remedial action quickly. In addition, most of our senior management team, including the credit team at Katonah Debt Advisors, have substantial workout and restructuring experience.

In order to assist us in detecting issues with portfolio companies as early as possible, we perform a monthly financial analysis of each portfolio company. This analysis typically includes:

•	reviewing financial statements with comparisons to prior year financial statements, as well as the current budget including key financial ratios such as debt/EBITDA, margins and fixed charge coverage;

•	independently computing and verifying compliance with financial covenants;

•	reviewing and analyzing monthly borrowing base, if any;

•	a monthly discussion of MD&A with company management and the private equity sponsor, if applicable;

•	determining if current performance could cause future financial covenant default;

•	discussing prospects with the private equity sponsor, if applicable;

•	determining if a portfolio company should be added to our “watch list” (companies to be reviewed in more depth);

•	if a company is not meeting expectations, reviewing original underwriting assumptions and determining if either enterprise value or asset value has deteriorated enough to warrant further action; and

•	a monthly update to be reviewed by both the Chief Executive Officer (“CEO”) and Chief Investment Officer (“CIO”).

Investment Securities

We invest in senior secured loans and mezzanine debt and, in the future and to a lesser extent, equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. As of December 31, 2006, together with our wholly-owned portfolio company Katonah Debt Advisors, we had a staff of 14 investment professionals who specialize in specific industries and generally seek to invest in companies about which we have direct expertise. However, we may invest in other industries if we are presented with attractive opportunities. The tables below show our investments by security type and industry as a percentage of total investments.

The following table shows our portfolio by security type at December 31, 2006:

Security Type	December 31, 2006
Senior secured loan	65.5%
Junior secured loan	11.0
CDO equity	8.4
Wholly-owned portfolio company (Katonah Debt Advisors)	15.1

Total	100.0%

The industry concentrations, based on the fair value of our investment portfolio as of December 31, 2006, was as follows:

Industry	December 31, 2006
Aerospace and defense	4.0%
Automobile	3.7
Beverage, food and tobacco	1.0
Buildings and real estate(1)	7.7
Cargo transport	2.6
CDO equity	8.4
Containers, packaging and glass	2.0
Diversified/conglomerate manufacturing	2.4
Diversified/conglomerate Service	2.2
Ecological	1.6
Electronics	3.0
Farming and agriculture	2.0
Finance	4.1
Healthcare, education and childcare	11.5
Home and office furnishings, housewares, and durable consumer	1.2
Insurance	4.9
Leisure, amusement, motion pictures, entertainment	2.8
Machinery (non-agriculture, non-construction, non-electronic)	2.8
Mining, steel, iron and non-precious metals	1.6
Personal and non-durable consumer products (mfg. only)	2.2
Personal transportation	1.6
Portfolio company (Katonah Debt Advisors)	15.1
Printing and publishing	3.5
Retail stores	0.8
Utilities	7.3

Total	100.0%

(1)

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2006, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CDO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At December 31, 2006, approximately 13% of our investments were foreign assets (including our investments in CDO Funds, which are typically domiciled outside the U.S. and represent approximately 8% of our portfolio). As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At December 31, 2006, our ten largest portfolio companies represented approximately 35% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 15% of the total fair value of our investments.

Investment in CDO Fund Securities

Prior to our IPO, we issued an aggregate of 1,258,000 common shares, having a value of approximately $19 million, to affiliates of Kohlberg & Co. to acquire subordinated debt and preferred stock securities issued by CDO Funds (Katonah III, Ltd., Katonah IV, Ltd., Katonah V, Ltd., Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd.) managed by Katonah Debt Advisors and two other asset managers. Subsequent to our IPO we purchased $2 million of CDO Fund securities issued by Katonah IX CLO, Ltd. bringing our total investment in CDO Fund securities (collectively, our “CDO Investments”) to approximately $21 million as of December 31, 2006.

Our CDO Funds invest primarily in non-investment grade broadly syndicated loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CDO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), debt to companies providing mortgage lending and emerging markets investments. The CDO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less appropriate fund expenses (including management fees)) is paid to the holders of the CDO Fund’s subordinated securities or preferred stock. As an investor in the subordinated securities or preferred stock of CDO Funds we expect to receive our pro-rata portion (relative to our percentage ownership of the subordinated securities or preferred stock) of the fund’s excess spread. As a manager of the CDO Funds, Katonah Debt Advisors expects to receive its contractual and recurring management fee and any subsequent incentive management fees from the CDO Funds for its management and advisory services.

The securities issued by CDO Funds managed by Katonah Debt Advisors are primarily held by third parties. Our CDO Investments are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CDO Investments as comparable yields in the market change and/ or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each CDO Investment ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CDO Investment. We determine the fair value of our CDO Investments on an individual security-by-security basis.

The following table sets forth information regarding our CDO Investments as of December 31, 2006:

CDO Fund Security	Principal Business	Type of Security	Percentage of Class Held	Cost of Investment	Fair Value of Investment
Katonah III, Ltd.	CDO Fund	Preferred Shares	23.08%	$4,500,000	$4,500,000
Katonah IV, Ltd.	CDO Fund	Preferred Shares	17.14%	3,150,000	3,150,000
Katonah V, Ltd.	CDO Fund	Preferred Shares	26.67%	3,320,000	3,320,000
Katonah VII CLO Ltd.	CDO Fund	Subordinated Securities	16.36%	4,500,000	4,500,000
Katonah VIII CLO Ltd.	CDO Fund	Subordinated Securities	10.30%	3,400,000	3,400,000
Katonah IX CLO Ltd.	CDO Fund	Preferred Shares	6.86%	2,000,000	2,000,000

Subtotal				$20,870,000	$20,870,000

Investment in Katonah Debt Advisors

Prior to our IPO, we issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. Katonah Debt Advisors is an asset management company that manages CDO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CDO Funds managed by Katonah Debt Advisors invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings. Katonah Debt Advisors receives management fees, which are generally based on a fixed percentage of assets under management, and generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. Katonah Debt Advisors may also receive incentive fees paid by the CDO Funds if it achieves a specified rate of return to the subordinated debt or preferred stock securities. As of December 31, 2006, Katonah Debt Advisors had approximately $1.4 billion of assets under management.

We expect to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. By making investments in CDO Funds raised by Katonah Debt Advisors in the future, for which we expect to receive a current cash return, we can help Katonah Debt Advisors to raise these funds which in turn will increase its assets under management which will result in additional management fee income.

Katonah Debt Advisors, as a wholly-owned portfolio company, is accounted for using the equity method of accounting consistent with our status as a BDC. Under the equity method of accounting, Katonah Debt Advisors is initially recorded at cost on our balance sheet. Subsequent net income or losses of Katonah Debt Advisors under accounting principles generally accepted in the United States (“GAAP”) is recognized as affiliate income or loss on our income statement with a corresponding increase (in the case of net income) or decrease (in the case of net loss) in our investment in Katonah Debt Advisors on the balance sheet. The revenue that Katonah Debt Advisors generates through the fees it receives for managing CDO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to us. Cash distributions of Katonah Debt Advisors’ accumulated GAAP net income would reduce the basis of Katonah Debt Advisors on our balance sheet. As with all other investments, Katonah Debt Advisors’ market value is periodically determined. The valuation is primarily based on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated net cash flows. Any change in value from period to period is recognized as unrealized gain or loss.

As a separately regarded entity for tax purposes, Katonah Debt Advisors, L.L.C. is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to us would generally need to be distributed to our shareholders. Katonah Debt Advisors’ taxable net income will differ from GAAP net income for both deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences between lease cash payments to GAAP straight line expense and adjustments for the recognition and timing of depreciation, bonuses to employees, stock option expense, and interest rate caps. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

Tax goodwill amortization was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to our IPO in exchange for shares of our stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, for tax purposes such exchange was considered an asset purchase under Section 351(a) of the Internal Revenue Code of 1986, as amended (the “Code”). At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, resulting in an annual difference between GAAP income and distributable income by which GAAP income will exceed distributable income by approximately $2 million per year over such period. As a result, if Katonah Debt Advisors were to distribute its GAAP net income to us, only Katonah Debt Advisors’ taxable net income after such goodwill amortization will be required to be distributed to our shareholders.

Revenues

We will generate revenue in the form of interest income on debt securities and capital gains, if any, on warrants or other equity-related securities that we acquire in our portfolio companies. In addition, we expect to generate revenue in the form of commitment and facility fees and, to a lesser extent, due diligence fees. Any such fees will be generated in connection with our investments and recognized as earned or, in some cases, recognized over the life of the loan. We expect our investments generally to have a term of between five and eight years and bear interest at various rates ranging from 2% to 10% over the prevailing market rates for Treasury securities. Where applicable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. Interest on debt securities will generally be payable monthly or quarterly, with amortization of principal typically occurring over the term of the security. In those limited instances where we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date.

We also generate dividend income from our investment in CDO equities. These subordinated securities are the most junior class of securities issued by the CDO Funds and are subordinated in priority of payment to each other class of securities issued by these CDO Funds. Dividends on CDO equities are generally paid quarterly.

Expenses

Because we are an internally managed BDC, we will pay the costs associated with employing investment management professionals and other employees as well as running our operations. Our primary non-interest expenses will include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing our investments and our related overhead charges and expenses, including rental expense and any interest expense incurred in connection with borrowings. Because we are internally managed, we do not pay any management fees to any third party.

Employees

Including employees of our wholly-owned portfolio company Katonah Debt Advisors, some of whom also serve as officers of the Company, we employed an experienced team of 14 investment professionals and 18 total staff members as of December 31, 2006. We currently employ a CEO, CIO, Chief Financial Officer (“CFO”) and Chief Compliance Officer (“CCO”), three credit analysts, a director and a manager of portfolio administration, a manager of Information Technology and a manager of Investor Relations. Including its managing director, Katonah Debt Advisors employed, as of December 31, 2006, a highly experienced team of 10 investment professionals, all of whom are officers of the Company. All of our employees are located in our New York office.

LEVERAGE

In addition to funds available from the issuance of our common stock, we use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2006, we had no outstanding borrowings.

On February 14, 2007, we entered into a securitization revolving credit facility (the “Facility”) under which we may obtain up to $200 million (with an ability to increase to $250 million subject to certain conditions) in financing. Advances under the Facility will be used by us primarily to make additional investments. We expect that the Facility will be secured by loans that we currently own and the loans acquired by us with the advances under the Facility. We will borrow under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I. Under the Facility, funds are loaned by or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus an applicable margin. The interest charged on borrowed funds is based on the commercial paper rate plus 0.70% and is payable monthly. The Facility has a commitment termination date of February 14, 2012. Under the terms of the Facility, we were required to pay a one-time 0.50% structuring fee. Additionally, we are also required to pay an ongoing commitment fee equal to 0.225% for any unused portion of the Facility. The portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings. We are also subject to regulatory restrictions on leverage which may affect the amount of funding that we can obtain under the Facility. The Facility also includes certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. As a result of these eligibility criteria, there can be no assurance that we will be able to borrow the amounts anticipated under the Facility.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include commercial banks, specialty finance companies as well as hedge funds, structured investment funds and investment banks. Many of these entities have greater financial and managerial resources than we will have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. A large number of entities will compete with us to make the types of investments that we plan to make in prospective portfolio companies. We will compete with a large number of private equity firms as well as other BDCs, investment funds, investment banks and other sources of financing, including traditional financial services companies, such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable some of our competitors to make commercial loans with interest rates that are comparable to or lower than the rates we typically offer. We may lose prospective portfolio companies if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of our potential competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities or that we will be able to fully invest our available capital. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected.

We believe that we provide a unique combination of an experienced middle market origination and credit team, an existing credit platform at Katonah Debt Advisors that includes experienced lenders with broad industry expertise and an Investment Committee that includes co-managing partners of Kohlberg & Co., a leading experienced and successful middle market private equity firm. We believe that this combination of resources provides us with a thorough credit process and multiple sources of investment opportunities to enhance our asset selection process.

COMPETITIVE ADVANTAGES

We believe that we can successfully compete with other providers of capital in the markets in which we compete for the following reasons:

Internally managed structure and significant management resources

We are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs, including the costs associated with employing investment management professionals, and to make distributions to our shareholders. Including employees of Katonah Debt Advisors, some of whom also serve as officers of the Company, we employed, as of December 31, 2006, a team of 14 experienced investment professionals with substantial experience in middle market lending, credit analysis, loan securitization and portfolio administration.

We believe that we derive substantial benefits from our internally managed structure. First, because they are employed by us, the individuals responsible for managing our investments are dedicated solely to the success of our business. Our investment professionals do not serve as advisors to any other investment funds other than the CDO Funds managed by our wholly-owned portfolio company Katonah Debt Advisors and therefore we do not compete with other investment funds for investment opportunities, although some investment opportunities may be allocated to funds managed by Katonah Debt Advisors. Second, through their participation in our 2006 Kohlberg Capital Equity Incentive Plan (the “Equity Incentive Plan”), a significant portion of the compensation of our senior managers is tied to the performance of our investments, resulting in an alignment of interests between our management and shareholders. Third, we leverage our management resources and those of Katonah Debt Advisors across our portfolio of investments and the investments of the CDO Funds managed by Katonah Debt Advisors.

Multiple sourcing capabilities for assets

We have multiple sources of loans, mezzanine investments and equity investments. Through industry relationships, we believe that we will have the ability to participate in loans originated by other capital providers to middle market companies as well as to source assets directly from private equity sponsors and regional banks. We recently hired a new senior analyst, who joined us in March, and we expect to add additional professional staff with a track record of originating senior loans and mezzanine and equity investments. Through Katonah Debt Advisors we have the ability to acquire participations in selected syndicated secured and second lien term loans whose borrowers and investment returns meet our investment criteria. Through Katonah Debt Advisors we also have the opportunity to invest in selected equity and mezzanine securities issued by CDO Funds, including those managed by Katonah Debt Advisors. Through our strategic relationship with Kohlberg & Co., we expect to have access to a variety of equity investments and mezzanine and other lending opportunities which are presented to Kohlberg & Co. but do not meet Kohlberg & Co.’s applicable investment criteria for reasons such as the small size or non-control nature of the investment.

Disciplined investment process

We employ the rigorous credit review process and due diligence intensive investment strategy which our senior management has developed over more than 20 years of lending. Due to our ability to source transactions through multiple channels, we expect to maintain a substantial pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases and multiple stress case scenarios for each company analyzed. An event specific financial model reflecting company, industry and market variables support each investment decision. We also expect to benefit from the credit and industry expertise of Katonah Debt Advisors’ credit team, the members of which also serve as officers of the Company, and the Chairman and co-managing partners of Kohlberg & Co. serving on our Board of Directors and, in the case of the co-managing partners, Investment Committee.

Katonah Debt Advisors’ credit platform

We expect that Katonah Debt Advisors will serve as a source of direct investment opportunities and cash flow. In addition, certain credit analysts employed by Katonah Debt Advisors who also serve as officers of the Company serve as sources of credit analysis. Katonah Debt Advisor’s credit team employs a highly rigorous process in selecting and reviewing investment opportunities for CDO Funds managed by Katonah Debt Advisors. We will have the opportunity to make investments in CDO Funds managed by Katonah Debt Advisors, which we would expect to generate regular cash dividends or interest income. Katonah Debt Advisors also generates revenue through the fees it receives for managing CDO Funds and may distribute its income, after paying the expenses associated with its operations, including compensation of its employees, to us. Further we may co-invest with CDO Funds managed by Katonah Debt Advisors when we believe it will be advantageous for us to do so.

Strategic relationship with Kohlberg & Co.

We believe that Kohlberg & Co. is one of the oldest and most well-known private equity firms focused on the middle market, and we expect to derive substantial benefits from our strategic relationship with Kohlberg & Co. Through the participation of the Chairman and co-managing partners of Kohlberg & Co. on our Board of Directors and, in the case of the co-managing partners, our Investment Committee, we will have access to the expertise of these individuals in middle market leveraged investing, which we believe will enhance our capital raising, due diligence, investment selection and credit analysis. The Chairman of our Board of Directors and Investment Committee, Christopher Lacovara, has been the Kohlberg & Co. co-managing partner primarily responsible for establishing and providing oversight for the operations of both Katonah Debt Advisors and Katonah Capital. In addition, we have entered into a License and Referral Agreement with Kohlberg & Co. pursuant to which Kohlberg & Co. has agreed to notify us of equity investment opportunities that are presented to Kohlberg & Co. but that it determines in its sole discretion are not appropriate for any investment fund managed by Kohlberg & Co. or any of its affiliates, typically due to the small size or non-control nature of the investment, prior to making such investment opportunity available to any third party. Under this agreement, Kohlberg & Co. has also granted us a royalty-free license to use the “Kohlberg” name, which we believe is one of the most widely recognized names in middle market investing.

Significant equity ownership and alignment of incentives

Our senior management team, the senior management team of Katonah Debt Advisors and affiliates of Kohlberg & Co. together have a significant equity interest in the Company, ensuring that their incentives are strongly aligned with those of our shareholders. Affiliates of Kohlberg & Co., including the Chairman and co-managing partners of Kohlberg & Co. who serve on our Board of Directors and, in the case of the co-managing partners, our Investment Committee, own, in the aggregate, approximately 19% of our outstanding common stock which they received, in lieu of cash, as consideration for the contribution to the Company of 100% of the equity of Katonah Debt Advisors and certain subordinated debt investments in CDO Funds managed by Katonah Debt Advisors and two other asset managers. We have also issued to our senior management team options to purchase shares of our common stock under our Equity Incentive Plan.

ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY AND A REGULATED INVESTMENT COMPANY

In December 2006, we completed a public offering of 14,462,000 shares of our common stock, par value $0.01 per share, at a price of $15.00 per share, which we refer to as our initial public offering.

Our elections to be regulated as a BDC and to be treated as a RIC will have a significant impact on our future operations:

We report our investments at market value or fair value with changes in value reported through our statement of operations.

We report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith pursuant to procedures approved by our Board of Directors. Changes in these values are reported through our statement of operations under the caption of “net unrealized appreciation (depreciation) on investments.”

Our ability to use leverage as a means of financing our portfolio of investments is limited.

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities generally include all borrowings, guarantees of borrowings and any preferred stock we may issue in the future. Our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test.

We intend to distribute substantially all of our net taxable income to our stockholders. We generally will be required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute to stockholders (actually or constructively).

As a RIC, we intend to distribute to our stockholders substantially all of our net taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses. In addition, we may retain certain net long-term capital gains and elect to treat such net capital gains as deemed distributed to our stockholders. If this happens, stockholders will be treated as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. Stockholders also may be eligible to claim a tax credit against their federal income tax liability (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we pay on the deemed distribution.

Provided we qualify for tax treatment as a RIC, we generally are required to pay U.S. federal income taxes only on the portion of our net taxable income and gains that we do not distribute (actually or constructively). Katonah Debt Advisors, which is a wholly-owned taxable subsidiary for federal income tax purposes, will receive fee income earned with respect to its management services. We plan to form additional direct or indirect wholly-owned subsidiaries which will receive similar fee income. Some of the wholly-owned subsidiaries may be treated as corporations for U.S. federal income tax purposes, and as a result, such subsidiaries will be subject to tax at regular corporate rates. Although, as a RIC, dividends and distributions of capital received by us from our taxable subsidiaries and distributed to our stockholders will not be subject to federal income taxes, our taxable subsidiaries will generally be subject to federal and state income taxes on their income. As a result, the net return to us on such investments held by such subsidiaries will be reduced to the extent that the subsidiaries are subject to income taxes.

We are required to comply with the provisions of the 1940 Act applicable to BDCs.

As a BDC, we are required to have a majority of directors who are not “interested” persons under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bond and custody arrangements.

REGULATION

The following discussion is a general summary of some of the material regulations governing BDCs generally. It does not purport to be a complete description of all the laws and regulations affecting BDCs.

A BDC is a unique kind of investment company that primarily focuses on investing in or lending to private companies and making managerial assistance available to them. A BDC provides stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage privately-owned companies. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of (i) 67% or more of such company’s shares present at a meeting or represented by proxy if more than 50% of the outstanding shares of such company are present or represented by proxy or (ii) more than 50% of the outstanding shares of such company.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities of an “eligible portfolio company” purchased in transactions not involving any public offering. An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;

(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or

(iv)	does not have any class of securities listed on a national securities exchange.

•	Securities of any eligible portfolio company that we control;

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company and is in bankruptcy and subject to reorganization;

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities;

•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment; and

•

Under certain circumstances, securities of companies that were eligible portfolio companies at the time of the initial investment but that are not eligible portfolio companies at the time of the follow-on investment.

On October 25, 2006, the SEC reproposed a rule under the 1940 Act that would further expand the definition of an “eligible portfolio company” to include certain domestic operating companies that list their securities on a national securities exchange.

Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are qualifying assets. Typically, we will invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests imposed on us by the Code to qualify for tax treatment as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors—Risks Related to Our Business—If we incur additional debt, it could increase the risk of investing in our Company.”

Code of Ethics

We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. A copy of the code of ethics is available on our website at http://www.kohlbergcap.com.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and safeguarding their non-public personal information. The following information is provided to help explain what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although some non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary to service stockholder accounts, such as to a transfer agent.

We restrict access to non-public personal information about our stockholders to our employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Proxy Voting Policies and Procedures

Although most of the securities we hold are not voting securities, we expect that some of our investments will entitle us to vote proxies. We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we believe may have a negative impact on our portfolio securities, we may vote for such a proposal if we believe there exists a compelling long-term reason to do so.

Our proxy voting decisions are made by our Investment Committee, which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that (1) anyone involved in the decision making process disclose to our CCO any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal to reduce any attempted influence from interested parties.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We will not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment).

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from indemnifying any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have a designated Chief Compliance Officer (“CCO”) who is responsible for administering these policies and procedures.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, regulated investment companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as in effect as of the date of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) in connection with this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets in which we do not currently intend to invest.

A “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for federal income tax purposes:

•

a citizen or individual resident of the United States including an alien individual who is a lawful permanent resident of the United States or meets the “substantial presence” test in Section 7701(b) of the Code;

•	a corporation or other entity taxable as a corporation, for federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

•	a trust over the administration of which a court in the U.S. has primary supervision or over which U.S. persons have control; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership for federal income tax purposes. If a partnership (including an entity treated as a partnership for federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder who is a partner of a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a Regulated Investment Company

As a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our first taxable year as a corporation. As a RIC, we generally will not have to pay corporate-level taxes on any income or gains that we distribute to our stockholders as dividends. To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain the federal income tax benefits allowable to RICs, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”) and our net tax-exempt interest income, if any.

Taxation as a Regulated Investment Company

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. We will be subject to federal income tax at the regular corporate rates on any net ordinary income or capital gain not distributed (or deemed distributed) to our stockholders. As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain net taxable undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any net income realized, but not distributed, in the preceding year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). We currently intend to make sufficient distributions each taxable year and/or pay sufficient corporate income tax to avoid any excise tax liability, although we reserve the right to pay an excise tax rather than make an additional distribution when circumstances warrant (e.g., the payment of an excise tax amount that we deem to be de minimis).

To qualify for tax treatment as a RIC for federal income tax purposes, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a BDC under the 1940 Act;

•

derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded partnership” (as defined by the Code) (all such income “Qualifying Income”); and

•

diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (a) one issuer, (b) two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may organize and conduct the business of Katonah Debt Advisors through additional direct or indirect wholly-owned subsidiaries of the Company. Some of the wholly-owned subsidiaries may be treated as corporations for federal income tax purposes. As a result, such subsidiaries will be subject to tax at regular corporate rates. We will recognize income from these subsidiaries to the extent that we receive dividends and distributions of capital from these subsidiaries. Some of the wholly-owned subsidiaries may be treated as disregarded entities for federal income tax purposes. As a result, we will directly recognize fee income earned by these subsidiaries. Fee income that we recognize directly through entities that are treated as disregarded entities for federal tax purposes will generally not constitute Qualifying Income. We intend to monitor our recognition of fee income to ensure that at least 90% of our gross income in each taxable year is Qualifying Income.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, with increasing interest rates or that are issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. We could also be subject to a federal income tax (including interest charges) on distributions received from investments in passive foreign investment companies “PFICs” (defined below) or on proceeds received from the disposition of shares in PFICs, which tax cannot be eliminated by making distributions to our shareholders. A PFIC is any foreign corporation in which (i) 75% or more of the gross income for the taxable year is passive income, or (ii) the average percentage of the assets (generally by value, but by adjusted tax basis in certain cases) that produce or are held for the production of passive income is at least 50%. Generally, passive income for this purpose means dividends, interest (including income equivalent to interest), royalties, rents, annuities, the excess of gains over losses from certain property transactions and commodities transactions, and foreign currency gains. Passive income for this purpose does not include rents and royalties received by the foreign corporation from active business and certain income received from related persons. If we are in a position to treat and so treat such a PFIC as a “qualified electing fund” (“QEF”) we will be required to include our share of the company’s income and net capital gain annually, regardless of whether we receive any distribution from the company. Alternately, we may make an election to mark the gains (and to a limited extent losses) in such holdings “to the market” as though we had sold and repurchased our holdings in those PFICs on the last day of our taxable year. Such gains and losses are treated as ordinary income and loss. The QEF and mark-to-market elections may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We may also invest in “controlled foreign corporations” (“CFCs”). A non-U.S. corporation will be a CFC if “U.S. Shareholders” (i.e., each U.S. investor that owns (directly or by attribution) 10% or more of the interests in the non-U.S. corporation (by vote)) own (directly or by attribution) more than 50% (by vote or value) of the outstanding interests of the non-U.S. corporation. If we are a U.S. Shareholder with respect to a non-U.S. corporation, we will be required each year to include in income our pro rata share of the corporation’s “Subpart F income” (as defined in the Code). Therefore, investments in CFCs may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We are authorized to borrow funds and to sell assets to satisfy the Annual Distribution Requirement and to avoid any excise tax liability. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement and to avoid any excise tax liability may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirements and to avoid any excise tax liability, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant. Our transactions in options, futures contracts, hedging transactions and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to us, defer losses, cause adjustments to the holding periods of our investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences. These rules could affect the amount, timing and character of distributions to stockholders. We do not currently intend to engage in these types of transactions.

A RIC is not permitted to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net short-term capital gains in excess of net long-term capital losses). If our expenses in a given year exceed investment company taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain (that is, the excess of net long-term capital gains over the net short-term capital losses). Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income over a period of several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the net income we actually earned during those years in the aggregate. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive larger capital gain distributions than they would have received in the absence of such transactions. Assuming we qualify for tax treatment as a RIC, our corporate-level U.S. federal income tax should be substantially reduced or eliminated, and, as explained above, a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders. Except as otherwise provided, the remainder of this discussion assumes that we qualify for tax treatment as a RIC and have satisfied the Annual Distribution Requirement.

Failure to Qualify as a Regulated Investment Company

If we were to fail to qualify for treatment as a RIC (including if our Board of Directors elected to temporarily or permanently revoke our RIC election), we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Such distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits and (if made during a taxable year beginning before January 1, 2011) provided certain holding period and other requirements were met, could potentially qualify for treatment as “qualified dividend income” in the hands of stockholders taxed as individuals eligible for the 15% maximum rate. Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends received deduction with respect to our dividend distributions. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify for tax treatment as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify for tax treatment as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Taxation of U.S. Stockholders

For federal income tax purposes, distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock through our dividend reinvestment plan. For taxable years beginning before January 1, 2011, to the extent such distributions paid by us are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions may be designated by us as “qualified dividend income” eligible to be taxed in the hands of non-corporate stockholders at the rates applicable to long-term capital gains, provided holding period and other requirements are met at both the stockholder and company levels. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not be qualified dividend income. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long- term capital gains (currently at a maximum rate of 15% in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

We may retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses and designate the retained net capital gains as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for federal income tax. A stockholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form to claim a refund for the taxes we paid. For federal income tax purposes, the tax basis of shares owned by a stockholder will be increased by an amount equal to the difference between the amount of undistributed capital gains included in the stockholder’s gross income and the tax deemed paid by the stockholder as described in this paragraph. To utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.” We may also make actual distributions to our stockholders of some or all of realized net long-term capital gains in excess of realized net short-term capital losses.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during

January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared. A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss. For taxable years beginning before January 1, 2011, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year ($1,500 for married individuals filing separately); any net capital losses of a non-corporate stockholder in excess of $3,000 ($1,500 for married individuals filing separately) generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

Distributions are taxable to stockholders even if they are paid from income or gains earned by us before a stockholder’s investment (and thus were included in the price the stockholder paid). If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically, it may represent a return of his, her or its investment. Distributions are taxable whether stockholders receive them in cash or reinvest them in additional shares through the Dividend Reinvestment Plan. A stockholder whose distributions are reinvested in shares will be treated as having received a dividend equal to either (i) the fair market value of the shares issued to the stockholder (if we issue new shares), or (ii) the amount of cash allocated to the stockholder for the purchase of shares on its behalf (if we purchase shares on the open market). We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% “qualified dividend income” rate). Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the corporate dividends-received deduction or the preferential rate applicable to “qualified dividend income.”

We may be required to withhold U.S. federal income tax (“backup withholding”), currently at a rate of 28%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Under Treasury regulations, if a stockholder recognizes a loss with respect to our shares of $2 million or more for an individual stockholder or $10 million for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. Direct stockholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether a taxpayer’s treatment of the loss is proper. Stockholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. Non-U.S. stockholders should consult their tax advisors before investing in our common stock. In general, dividend distributions (other than certain distributions derived from net long-term capital gains, certain interest income and short term capital gains, as described below) paid by us to a non-U.S. stockholder are subject to withholding of federal income tax at a rate of 30% (or lower applicable treaty rate) even if they are funded by income or gains that, if paid to a non-U.S. stockholder directly, would not be subject to withholding. If the distributions are effectively connected with a U.S. trade or business of the non-U.S. stockholder, (and, if an income tax treaty applies, attributable to a permanent establishment in the United States), we will not be required to withhold federal tax if the non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. stockholders. (Special certification requirements apply to a non-U.S. stockholder that is a foreign partnership or a foreign trust and such entities are urged to consult their tax advisors.) For taxable years beginning prior to January 1, 2008, except as provided below, we generally will not be required to withhold any amounts with respect to certain distributions of (1) U.S.-source interest income that meets certain requirements, and (2) net short-term capital gains in excess of net long-term capital losses, in each case to the extent we properly designate such distributions. We intend to make such designations. In respect of distributions described in clause (1) above, however, we will be required to withhold amounts with respect to distributions to a non-U.S. stockholder:

•	that has not provided a satisfactory statement that the beneficial owner is not a U.S. person;

•	to the extent that the dividend is attributable to certain interest on an obligation if the non-U.S. stockholder is the issuer or is a 10% stockholder of the issuer;

•	that is within certain foreign countries that have inadequate information exchange with the United States; or

•

to the extent the dividend is attributable to interest paid by a person that is a related person of the non-U.S. stockholder and the non-U.S. stockholder is a “controlled foreign corporation” for federal income tax purposes.

Actual or deemed distributions of our net capital gain to a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to federal income tax unless the distributions or gain, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the U.S.), or in the case of an individual stockholder, the stockholder is present in the U.S. for a period or periods aggregating 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met. If we distribute our net capital gain in the form of deemed rather than actual distributions, a non-U.S. stockholder will be entitled to a federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a federal income tax return. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

A non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of federal tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute or successor form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. stockholder or otherwise establishes an exemption from backup withholding. Investment in the shares may not be appropriate for a non-U.S. stockholder. non-U.S. persons should consult their tax advisors with respect to the federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

DIVIDEND REINVESTMENT PLAN

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash.

No action will be required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying American Stock Transfer & Trust Company, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The Nasdaq Global Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on The Nasdaq Global Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

There will be no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator’s fees under the plan will be paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.

Participants may terminate their accounts under the plan by notifying the plan administrator via its website at www.amstock.com, by filling out the transaction request form located at bottom of their statement and sending it to the plan administrator at the address set forth below or by calling the plan administrator at 1-866-668-8564.

The plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the plan administrator by mail at American Stock Transfer & Trust Company, Attn. Dividend Reinvestment Department, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by telephone at 1-866-668-8564.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of December 31, 2006, we did not have any preferred stock outstanding.

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee of the Board of Directors. Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment. Preliminary valuation conclusions will then be documented and discussed with our senior management. The Valuation Committee of our Board of Directors will review these preliminary valuations and make recommendations to our Board of Directors. Where appropriate, the Valuation Committee will utilize an independent valuation firm selected by the Board of Directors. The Valuation Committee is currently in the process of selecting an independent valuation firm to assist with the periodic valuation of our illiquid securities. The Board of Directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on the recommendations of the Valuation Committee.

Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined under our procedures may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, we record unrealized appreciation if we believe that as a result our investment has appreciated in value, for example, because the underlying portfolio company has appreciated in value.

As a BDC, we invest primarily in illiquid securities, including loans to and warrants of private companies and interests in other illiquid securities, such as interests in the underlying CDO Funds. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

With respect to private debt and equity investments, each investment is valued using industry valuation benchmarks, and, where appropriate, such as valuing private warrants, the input value in our valuation model may be assigned a discount reflecting the illiquid nature of the investment and our minority, non-control position. When a qualifying external event such as a significant purchase transaction, public offering or subsequent loan or warrant sale occurs, the pricing indicated by the external event is considered in determining our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally are valued at the prevailing bid price on the valuation date. However, restricted or thinly traded public securities may be valued at discounts from the public market value due to limitations on our ability to sell the securities.

Our CDO Investments are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CDO Investments as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each CDO Investment ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CDO Investment. We determine the fair value of our CDO Investments on an individual security-by-security basis. If we were to sell a group of CDO Investments in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual CDO Investments.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS

We are dependent upon senior management personnel for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of our senior management as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan. Our future success will depend on the continued service of our senior management team and our Board of Directors. The departure of any of the members of our senior management, or a significant number of our senior personnel, could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

We operate in a highly competitive market for investment opportunities.

A large number of entities will compete with us to make the types of investments that we plan to make in prospective portfolio companies. We will compete with a large number of private equity firms as well as other BDCs, investment funds, investment banks and other sources of financing, including traditional financial services companies, such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable some of our competitors to make commercial loans with interest rates that are comparable to or lower than the rates we typically offer. We may lose prospective portfolio companies if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of our potential competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities or that we will be able to fully invest our available capital. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected.

There is a risk that we may not make distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions under the Facility may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC and we would be subject to corporate level federal income tax. We cannot ensure that we will make distributions at a particular level or at all.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest spreads on new investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including mezzanine securities and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

If we incur additional debt, it could increase the risk of investing in our Company.

As of December 31, 2006, we had no outstanding indebtedness. However, we expect, in the future, to borrow from, and issue senior debt securities to, banks, insurance companies and other lenders, including pursuant to the Facility that we entered into on February 14, 2007. Lenders will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we may grant a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

Risks Related to Our Investments

Our investments may be risky, and investors could lose all or part of their investments in the Company.

We invest primarily in senior secured term loans, mezzanine debt and selected equity investments issued by middle market companies.

Senior Secured Loans. When we extend senior secured term loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to exercise our remedies.

Mezzanine Debt. Our mezzanine debt investments will generally be subordinated to senior loans and will generally be unsecured. This may result in an above average amount of risk and volatility or loss of principal.

These investments may entail additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates and such debt could subject us to phantom income. Since we will generally not receive any cash prior to maturity of the debt, the investment will be of greater risk.

Equity Investments. We expect to make selected equity investments. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Associated with Middle Market Companies. Investments in middle market companies also involve a number of significant risks, including:

•

limited financial resources and being unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•

shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

dependence on management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

less predictable operating results, being parties to litigation from time to time, engaging in rapidly changing businesses with products subject to a substantial risk of obsolescence, and requiring substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	difficulty accessing the capital markets to meet future capital needs; and

•	generally less publicly available information about their businesses, operations and financial condition.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our Board of Directors. As a result, there will be uncertainty as to the value of our investments.

Our investments are expected to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee of the Board of Directors. These valuations are initially prepared by our management and reviewed by our Valuation Committee which utilizes its best judgment in arriving at the fair value of these securities. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Where appropriate, our Board of Directors may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or by a downturn in the particular industry.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. At December 31, 2006, our largest investment, our 100% equity interests in Katonah Debt Advisors, represented approximately 15% of our investments at fair value. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments could be concentrated in relatively few industries. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Defaults by our portfolio companies could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other debt holders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets. Such events could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

When we are a debt or minority equity investor in a portfolio company, which we expect will generally be the case, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

We anticipate that most of our investments will be either debt or minority equity investments in our portfolio companies. Therefore, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings. In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

Investments in equity securities involve a substantial degree of risk.

We may purchase common stock and other equity securities, including warrants. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also experienced significantly more volatility in those returns and in recent years have significantly underperformed relative to fixed-income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights.

The lack of liquidity in our investments may adversely affect our business.

We expect to invest in securities issued by private companies. These securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

If we incur indebtedness or issue senior securities, we will be exposed to additional risks, including the typical risks associated with leverage.

We may borrow funds or issue senior securities, pursuant to the Facility or other agreements, to make additional investments. With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing or issuance. The amount of leverage that we employ will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations of stockholders, including:

•	a likelihood of greater volatility of net asset value and market price of our common stock than a comparable portfolio without leverage;

•

exposure to increased risk of loss if we incur debt or issue senior securities to finance investments because a decrease in the value of our investments would have a greater negative impact on our returns and therefore the value of our common stock than if we did not use leverage;

•

that the covenants contained in the documents governing the Facility or other debt instruments could restrict our operating flexibility. Such covenants may impose asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act and could require us to liquidate investments at an inopportune time; and

•	that we, and indirectly our stockholders, will bear the cost of leverage, including issuance and servicing costs (i.e., interest).

Any requirement that we sell assets at a loss to redeem or pay interest or dividends on any leverage, or for other reasons, would reduce our net asset value and also make it difficult for the net asset value to recover. Our Board of Directors, in their judgment, nevertheless may determine to use leverage if they expect that the benefits to our stockholders of maintaining the leveraged position will outweigh the risks.

The agreements governing the Facility contain various covenants that, among other things, limit our discretion in operating our business and provide for certain minimum financial covenants.

We have entered into the Facility, which is backed by a revolving pool of loans. Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings. We are also subject to regulatory restrictions on leverage which may affect the amount of funding that we can obtain under the Facility. The Facility also includes certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. An event of default under the Facility would result, among other things, in termination of the availability of further funds under the Facility and an accelerated maturity date for all amounts outstanding under the Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC. If we default under certain provisions of the Facility, the remedies available to the lender may limit our ability to declare dividends. Moreover, we cannot assure you that we will be able to borrow funds under the Facility at any particular time or at all.

Risks Related to Our Operation as a BDC

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we will be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC.

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could negatively affect the profitability of our operations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders, could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

If we are unable to qualify for tax treatment as a RIC, we will be subject to corporate-level income tax, which will adversely affect our results of operations and financial condition.

Provided we qualify for tax treatment as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our stockholders as dividends. We will not qualify for this pass-through tax treatment, and thus will be subject to corporate-level federal income taxes, if we are unable to comply with the source of income, diversification and distribution requirements contained in the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. If we fail to qualify for tax treatment as a RIC, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders and the actual amount of our distributions. As such, our failure to qualify for tax treatment as a RIC would have a material adverse effect on us, the net asset value of our common stock and the total return obtainable from an investment in our common stock. We may, from time to time, organize and conduct the business of our wholly-owned portfolio company, Katonah Debt Advisors, through additional direct or indirect wholly-owned subsidiaries which may, in some cases, be taxable as corporations.

Risks Related to an Investment in Our Shares

Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value.

Shares of closed-end investment companies frequently trade at discounts to their net asset values and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. The risk of loss associated with this characteristic of closed-end investment companies may be greater for investors expecting to sell shares of common stock purchased in the IPO soon after the IPO. In addition, if our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval of our stockholders and our independent directors.

Our common stock price may be volatile and may fluctuate substantially.

The trading price of our common stock may fluctuate substantially. The liquidity of our common stock may be limited, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	our inability to deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	changes in regulatory policies or tax rules, particularly with respect to RICs or BDCs;

•	loss of RIC tax treatment;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio;

•	general economic conditions and trends; and

•	departure of key personnel.

Our principal stockholders may continue to have substantial ownership in us and this could limit other investors’ ability to influence the outcome of key transactions, including a change of control. In addition, some of our stockholders may have interests in Kohlberg Capital that differ from those of other stockholders.

Individuals and entities affiliated with Kohlberg & Co. beneficially own, in the aggregate, approximately 19% of the outstanding shares of our common stock. James A. Kohlberg, the Vice-Chairman of our Board of Directors, is a founder and the Chairman of Kohlberg & Co. Christopher Lacovara, who serves as the Chairman of our Board of Directors and Investment Committee, and Samuel P. Frieder, who serves as a member of our Board of Directors and our Investment Committee, are co-managing partners of Kohlberg & Co. Our Board of Directors and our Investment Committee must approve of the acquisition and disposition of our investments. As a result, these individuals may be able to exert influence over our management and policies. Affiliates of Kohlberg & Co. may also acquire additional shares of our equity securities in the future. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or may ultimately affect the market price of our common stock. In addition, Mr. Kratzman, who serves on our Investment Committee, is also employed by Katonah Debt Advisors and is compensated, in part, based upon the performance of Katonah Debt Advisors. As a result, Mr. Kratzman may have interests in Katonah Debt Advisors that differ from those of other stockholders of Kohlberg Capital.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other real property. Our wholly-owned portfolio company, Katonah Debt Advisors, is the lessee for our principal headquarters at 295 Madison Avenue, 6th Floor, New York, New York 10017. We have entered into an Overhead Allocation Agreement with Katonah Debt Advisors which provides for the sharing of the expenses under the lease agreement.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 11, 2006, prior to our conversion to a corporation, the members of Kohlberg Capital, LLC, by written consent without a special meeting, adopted resolutions:

1. Electing, effective immediately following the conversion of Kohlberg Capital, LLC into the Company, (i) Gary Cademartori and C. Turney Stevens, Jr. as Class I Directors, to serve until the annual meeting of stockholders in 2007; (ii) Samuel P. Frieder, C. Michael Jacobi and Albert Pastino as Class II Directors, to serve until the annual meeting of stockholders in 2008; and (iii) Christopher Lacovara and James A. Kohlberg as Class III Directors, to serve until the annual meeting of stockholders in 2009.

2. Approving the issuance in an underwritten public offering of shares of the Company’s authorized but unissued common stock.

3. Approving the Certificate of Incorporation of Kohlberg Capital Corporation.

4. Approving the Bylaws of Kohlberg Capital Corporation.

5. Approving the 2006 Equity Incentive Plan.

6. Approving the form of indemnification agreement.

7. Approving the selection of Deloitte & Touche LLP as Kohlberg Capital Corporation’s independent public accounting firm.

Votes cast for the above matters: all outstanding membership interests in Kohlberg Capital, LLC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on The Nasdaq Global Market under the symbol “KCAP.” We completed our initial public offering on December 11, 2006 at an initial public offering price of $15.00 per share. Prior to such date there was no public market for our common stock. Our common stock has traded in excess of net asset value. However, there can be no assurance that our shares will continue to trade at a premium to our net asset value.

The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The Nasdaq Global Market and the dividends declared by us for each fiscal quarter following completion of our initial public offering. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

	NAV(1)	Price Range		Cash Dividend Per Share(2)
		High	Low
Fiscal 2006
Fourth quarter (December 11, 2006—December 31, 2006)	$14.29	$17.70	$14.54	$—

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset value shown is based on outstanding shares at December 31, 2006.

(2)	No dividend was declared for the period from December 11, 2006 to December 31, 2006. We plan to distribute the distributable income earned during this period during 2007.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index, for the period December 11, 2006 (the date of our initial public offering) to December 31, 2006. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the S&P 500 Stock Index and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities.

Shareholder Return Performance Graph

Cumulative Total Return Since Initial Public Offering(1)

(Through December 31, 2006)

(1)	Total return includes reinvestment of dividends through December 31, 2006.

HOLDERS

As of February 21, 2007, there were 5,078 holders of record of our common stock.

SALES OF UNREGISTERED SECURITIES

We issued an aggregate of 2,226,333 common units to James A. Kohlberg and an entity affiliated with Kohlberg & Co. to acquire 100% of the outstanding limited liability company interests of Katonah Debt Advisors on October 30, 2006 and November 17, 2006. These common units converted into shares of our common stock upon our conversion to a Delaware corporation. On the date of our initial public offering, these common shares had a value of approximately $33 million, based on our initial public offering price of $15.00 per share. Prior to the completion of our initial public offering, James A. Kohlberg and the entity affiliated with Kohlberg & Co. transferred certain of these common units to certain employees and officers of Kohlberg & Co. and Katonah Debt Advisors.

We issued an aggregate of 1,258,000 common units to affiliates of Kohlberg & Co. to acquire certain subordinated debt and preferred stock securities issued by CDO Funds managed by Katonah Debt Advisors and two other asset managers on November 1, 2006, November 15, 2006 and November 19, 2006. These common units converted into shares of our common stock upon our conversion to a Delaware corporation. On the date of our initial public offering, these common shares had a value of approximately $19 million based on our initial public offering price of $15.00 per share.

No underwriters were involved in the foregoing issuances of securities. The securities described above were issued to United States investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering. All recipients of common units described above represented to us in connection with their receipt of common units that they were acquiring the shares for investment and not with a view to distribution in violation of applicable securities laws, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The recipients received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration requirement.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2006.

DIVIDEND POLICY

We currently intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. We did not declare or pay any dividends in 2006. As of December 31, 2006, our excise tax liability related to our 2006 distributable income was approximately $21,000. We plan to distribute our 2006 distributable income in 2007.

We cannot assure you that we will achieve results that will permit the payment of any cash distributions and, if we incur indebtedness or issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

Item 6.	Selected Financial Data

The following selected financial and other data for the period from December 11, 2006, the date of our initial public offering and conversion to a corporation, through December 31, 2006 is derived from our financial statements which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

KOHLBERG CAPITAL CORPORATION

SELECTED FINANCIAL DATA

Period December 11, 2006 (inception) through December 31, 2006

For the Period December 11, 2006 (inception) Through December 31, 2006
Income Statement Data
Total investment income	$1,151,903
Net realized and unrealized gain on investments	4,253,787
Total expenses	(641,278)
Equity in loss of affiliate	(72,710)
Excise taxes	(21,162)

Net increase in stockholders’ equity resulting from operations	$4,670,540

Per Common Share Data:
Net investment income:
Basic and diluted:	$0.02
Cash dividend declared:	$—
Net increase in stockholder’s equity resulting from operations:
Basic and diluted:	$0.26
Net asset value per common share	$14.29

Select Period-End Balances
Total assets	$282,375,847
Total debt	$—
Total stockholders’ equity	$256,400,423

Other Data:
Number of portfolio companies / investments at period end	86
Principal amount of loans and mezzanine debt purchased	$191,706,724
Principal amount of loans and mezzanine debt sold and repayments	$533,315
Weighted average yield of income producing debt investments(1):	9.03%
Fair value of CDO equity investments	$20,870,000
Fair value of investment in wholly-owned portfolio management company	$37,574,995
Total return based on market value	15.33%

(1)

Weighted average yield of income producing debt investments is calculated as the average yield to par outstanding balances for investments in loans and mezzanine debt. The yield on CDO equities and investment in our wholly-owned portfolio manager, Katonah Debt Advisors, are excluded.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

OVERVIEW

We were formed as a Delaware limited liability company on August 8, 2006 and, in connection with our IPO, converted on December 11, 2006 to a corporation incorporated in Delaware. Prior to our IPO, we did not have material operations. Our IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. We are an internally managed BDC, whose activities include a middle market investment business, which we conduct under the Kohlberg Capital name, and asset management business of Katonah Debt Advisors, our wholly-owned portfolio company.

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. Our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, and we may invest up to 30% of our capital in other investments such as loans to larger, publicly-traded companies, high-yield bonds, distressed debt securities and debt and equity securities issued by CDO Funds managed by Katonah Debt Advisors or by other asset managers. We also expect to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors.

We intend to elect to be treated as a RIC, under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the financial statements are based on the selection and application of critical accounting policies which may require management to make significant estimates and assumptions. Actual results could differ from those estimates. Critical accounting policies are those that are important to the presentation of our financial condition and results of operations that require management’s most difficult, complex or subjective judgments.

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

As a BDC, we invest a substantial portion of our assets in illiquid securities including debt and equity securities of primarily privately-held companies. These securities will be valued and carried at fair value, as determined in good faith by our Board of Directors each quarter. We will determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with accounting principles generally accepted in the United States.

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At December 31, 2006, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Payment in Kind Interest

The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.

Fee Income

Fee income includes fees, if any, for due diligence, structuring, commitment and facility fees, and fees, if any, for transaction services and management services rendered by us to portfolio companies and other third parties. Commitment and facility fees are generally recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service and management service fees are generally recognized as income when the services are rendered.

Management Compensation

We may, from time to time, issue stock options under our Equity Incentive Plan to officers and employees for services rendered to us. We will follow Statement of Financial Accounting Standards No. 123R (revised 2004), Accounting for Stock-Based Compensation, a method by which the fair value of options are determined and expensed. We are internally managed and therefore do not incur management fees payable to third parties.

U.S. Federal Income Taxes

The Company intends to qualify and elect and intends to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

In accordance with Statement of Position 93-2, “Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,” book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to capital in excess of par value. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America. See “Certain United States Federal Income Tax Considerations” in Item 1.

Dividends

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and fiscal year.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of our common stock.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CDO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity (excluding unearned income) as of December 31, 2006 was as follows:

December 31, 2006
Middle Market Investments
Purchases / originations / draws	$191,706,724
Pay-downs / pay-offs / sales	(533,315)
Net amortized discount	(406,025)

Increase in fair value	—

Total debt securities at fair value	$190,767,384

CDO Equity Investments
Cost basis	$20,870,000
Increase (decrease) in fair value	—

Total CDO equity investments at fair value	$20,870,000

Asset Management Company Investment
Cost basis	$33,394,995
Accumulated loss net of distributions	(72,710)
Increase in fair value	4,252,710

Total asset management company investment at fair value	$37,574,995

Total Portfolio	$249,212,379

Following completion of our IPO, we used approximately $185 million of the net proceeds of that offering to acquire a portfolio of approximately $185 million in aggregate principal amount of senior secured loans that were originated during 2006 through a special purpose vehicle organized by Katonah Debt Advisors. These loans were acquired by us for cash at their fair market value. Subsequent to our acquisition of the IPO Initial Assets and consistent with our investment strategy, we began to reposition our investment portfolio toward a heavier weighting in second lien senior loans and mezzanine loans.

Prior to our IPO, we issued an aggregate of 1,258,000 common shares, having a value of approximately $19 million, to affiliates of Kohlberg & Co. to acquire certain subordinated debt and preferred stock securities issued by CDO Funds (Katonah III, Ltd., Katonah IV, Ltd., Katonah V, Ltd., Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd.) managed by Katonah Debt Advisors and two other asset managers. Subsequent to our IPO we purchased $2 million of CDO Fund securities issued by Katonah IX CLO, Ltd. bringing our total investment in CDO Fund securities to approximately $21 million as of December 31, 2006.

Prior to our IPO, we issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company that manages CDO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of December 31, 2006, Katonah Debt Advisors had approximately $1.4 billion of assets under management.

The level of investment activity for investments funded and principal repayments for our investments can substantially vary from period to period depending on the number and size of investments that we invest in or divest of, and many other factors, including the amount and competition for the debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies and the general economic environment.

RESULTS OF OPERATIONS

Set forth below is a discussion of our results of operations for the period December 11, 2006 (completion of our IPO) through December 31, 2006. Prior to the completion of our IPO, we had no material operations. Therefore, there are no comparable prior periods presented.

Investment Income

Investment income for the period December 11, 2006 (completion of our IPO) through December 31, 2006 was approximately $1 million. Of this amount, approximately $705,000 was related to interest income on our middle market investments and $405,000 related to CDO equity investments.

Expenses

Total expenses for the period December 11, 2006 (completion of our IPO) through December 31, 2006 were approximately $662,000. Approximately $175,000 related to employment compensation, including salaries, bonuses and stock option expense for the period. Other expenses included approximately $412,000 in organizational expenses for costs related to the formation of the Company and professional fees. Approximately $21,000 was attributable to the 4% excise tax imposed on net distributable income that was not distributed as dividends in 2006. We plan to distribute such distributable income in 2007.

Net Change in Unrealized Appreciation on Investments

During the period December 11, 2006 (completion of our IPO) through December 31, 2006, the Company’s investments had an increase in net unrealized appreciation of $4 million. The increase in net unrealized appreciation was primarily a result of the appreciation of our wholly-owned portfolio company, Katonah Debt Advisors. Katonah Debt Advisors, as a portfolio manager, receives fee income from managing CDO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments The increase in value is primarily as a result of an increase in Katonah Debt Advisors’ assets under management from $1.2 billion prior to our IPO to $1.4 billion as of December 31, 2006.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations from December 11, 2006 (completion of our IPO) as compared to December 31, 2006 was approximately $5 million, or $0.26 per outstanding share.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for operating our business and to make investments. We seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet abnormal and unexpected funding requirements. We plan to satisfy our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

We believe our existing cash balances, funds available under the Facility and cash flows from operations will be sufficient for our liquidity requirements over the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed these ongoing or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash in most circumstances.

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. We are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test.

On December 11, 2006, we completed our IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by us totaling $1.22 per share. Prior to our IPO, we issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of our common stock for the acquisition of certain subordinated securities issued by CDO Funds and for the acquisition of Katonah Debt Advisors. Total shares outstanding as of December 31, 2006 was 17,946,333.

As of December 31, 2006 the fair value of investments and cash and cash equivalents were as follows:

December 31, 2006
Cash and cash equivalents	$32,404,493
Senior Secured Loan	163,313,492
Junior Secured Loan	27,453,892
Equity in CDOs	20,870,000
Katonah Debt Advisors (wholly-owned portfolio company)	37,574,995

Total	$281,616,872

In an effort to increase our returns and the number of loans that we can originate, we have entered into the Facility through which we plan to aggregate pools of funded loans that can then be securitized. On February 14, 2007, our wholly-owned special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, was established. We will borrow under the Facility through Kohlberg Capital Funding LLC I. Under the Facility, we may obtain up to $200 million (with an ability to increase to $250 million subject to certain conditions) in financing. Under the Facility, funds are loaned by or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus an applicable margin.

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2006, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, all of which was unfunded. As of December 31, 2006, the Company had committed to make a total of approximately $667,000 of investments in a delayed draw senior secured loan.

We may make first loss guarantees in connection with loan warehouse arrangements for Katonah Debt Advisors CDO Funds. Loan warehouse arrangements are used to accumulate assets that will ultimately be collateralized with a CDO Fund. The amount of such guarantees generally approximate 1% of the planned CDO Fund value and generally correlate to our planned equity investment in the CDO Fund. In return for such guarantee, we receive net spread income from the underlying assets in the loan warehouse.

At December 31, 2006 there were no such first loss commitments or guarantees.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2006:

Contractual Obligations	Payments Due by Period
	Total	2007	2008	2009	2010	2011	More than 5 Years
Operating lease obligations	$2,092,099	$298,871	$298,871	$298,871	$298,871	$298,871	$597,744
Long-term debt obligations	—	—	—	—	—	—	—
Unused lending commitments[1]	2,291,666	2,291,666	—	—	—	—	—

Total	$4,383,765	$2,590,537	$298,871	$298,871	$298,871	$298,871	$597,744

[1]	Represents the unfunded lending commitment in connection with revolving lines of credit or delayed funding draws on loans made to portfolio companies.

RECENT DEVELOPMENTS

On January 19, 2007, our Board of Directors approved grants of options to purchase 345,000 shares of our common stock under our Equity Incentive Plan to employees with an exercise price per share equal to the closing price on that day of $16.36. These options vest ratably over a four year period and expire in ten years.

On February 5, 2007, our Board of Directors approved a grant of options to purchase 25,000 shares of our common stock options under our Equity Incentive Plan to an employee with an exercise price per share equal to the closing price on that day of $17.37. These options vest ratably over a four year period and expire in ten years.

On February 7, 2007, we entered into an agreement with Bear, Stearns & Co. Inc. (“Bear Stearns”) pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund managed by Katonah Debt Advisors, to be named Briarcliff CLO I Ltd. (“Briarcliff”), which will invest in broadly syndicated corporate loans and mezzanine securities of CDO funds (other than the CDO Funds managed by Katonah Debt Advisors) rated “BBB” or “BB”, with a total fund size expected to be $300 million. As part of this engagement, we entered into a warehouse credit agreement under which Bear Stearns will provide funding which will allow us to accumulate assets for Briarcliff. Pursuant to this warehouse credit agreement, we agreed to reimburse Bear Stearns for losses incurred on loans acquired for Briarcliff prior to the completion of the fund (a “First Loss Guarantee”) with such reimbursement limited based on a percentage of warehoused assets. We believe the risk of such loss is low because of the limited duration of the warehouse period. In return for providing this First Loss Guarantee, we will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon the closing of the securitization, less the financing costs of LIBOR plus 0.75%, reset daily.

On February 14, 2007, we entered into the Facility through which we may obtain up to $200 million (with an ability to increase to $250 million subject to certain conditions) in financing. Advances under the Facility will be used by us primarily to make additional investments. We expect that the Facility will be secured by loans that we currently own and the loans acquired by us with the advances under the Facility. We will borrow under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I. Under the Facility, funds are loaned by or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus an applicable margin. The interest charged on borrowed funds is based on the commercial paper rate plus 0.70% and is payable monthly. See “Leverage.”

On March 3, 2007, we entered into an agreement with Bear Stearns pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund managed by Katonah Debt Advisors, to be named Katonah CLO XI Ltd. (“Katonah CLO XI”), which will invest in broadly syndicated senior loans, second lien loans, and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) with a total fund size expected to be $400 million. As part of this engagement, we entered into a warehouse credit agreement under which Bear Stearns will provide funding which will allow us to accumulate assets for Katonah CLO XI. Pursuant to this warehouse credit agreement, we agreed to reimburse Bear Stearns for losses incurred on loans acquired for Katonah CLO XI prior to the completion of the fund with such reimbursement limited based on a percentage of warehoused assets. We believe the risk of such loss is low because of the limited duration of the warehouse period. In return for providing this First Loss Guarantee, we will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily.

On March 12, 2007, we entered into an agreement with Lehman Commercial Paper Inc. (“Lehman”) pursuant to which Lehman will provide services relating to the formation of a CDO Fund managed by Katonah Debt Advisors, to be named Ardsley CLO 2007-1 Ltd. (“Ardsley CLO 2007-1”), which will invest in senior loans to middle market companies, broadly syndicated senior loans and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) of corporate issuers with a total fund size expected to be $300 million. As part of this engagement, we entered into a warehouse credit agreement under which Lehman will provide funding which will allow us to accumulate assets for Ardsley CLO 2007-1. Pursuant to this warehouse credit agreement, we agreed to reimburse Lehman for losses incurred on loans acquired for Ardsley CLO 2007-1 prior to the completion of the fund with such reimbursement limited based on a percentage of warehoused assets. We believe the risk of such loss is low because of the limited duration of the warehouse period. In return for providing this First Loss Guarantee, we will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily.

During the first quarter of 2007, we hired two credit analysts and a controller. In addition, Katonah Debt Advisors hired an additional analyst. We expect to make additional hires throughout the year as we seek to implement our business plan.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our business activities contain elements of market risks. We consider our principal market risks to be fluctuations in interest rates and the valuations of our investment portfolio. Essential to our business is managing these risks. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2006, all of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. However, we expect that future portfolio investments may include assets that carry a fixed interest rate. As of December 31, 2006, we had no borrowings outstanding. However, on February 14, 2007, we established the Facility allowing us to obtain up to $200 million (with an ability to increase to $250 million subject to certain conditions) in financing at a floating rate tied to prevailing commercial paper rates plus a margin of 0.70%.

Because we plan on borrowing money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by floating rate assets in our investment portfolio.

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2006 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately 1% over a one-year period. Because we had no debt outstanding as of December 31, 2006, there would be no impact on our interest expense in 2006.

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2006. In connection with the Facility established on February 14, 2007, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. Because there is not a readily available market value for some of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Item 8.	Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Item 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to directors and officers of the Company and a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. Both of these codes of conduct are published on our website at www.kohlbergcap.com. We intend to disclose any future amendments to, or waivers from, these codes of conduct within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Item 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Item 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Item 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of Kohlberg Capital Corporation (the “Company” or the “Registrant”) are filed herewith:

2. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”).*

3.2	Form of Bylaws of the Company.***

4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.*

4.2	Form of Registration Rights Agreement.*

4.3	Form of Dividend Reinvestment Plan.*

10.1	Form of the 2006 Equity Incentive Plan.*[1]

10.2	Form of Kohlberg Capital Non-Qualified Stock Option Certificate.*[1]

10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.*

10.4	Form of Amended and Restated Irrevocable Exchange and Subscription Agreement—Katonah Debt Advisors, effective as of August 17, 2006 between Katonah Capital, LLC, James A. Kohlberg and KAT Associates LLC.*

10.5	Form of Irrevocable Exchange and Subscription Agreement—CDO Securities, dated August 17, 2006 between Kohlberg Capital, LLC, KKAT Acquisition Company III, LLC, KKAT Acquisition Company IV, LLC, KKAT Acquisition Company V, LLC, KKAT Acquisition Company VII, LLC and KKAT Acquisition Company VIII, LLC.*

10.6	Form of Transition Services Agreement between the Company and Kohlberg & Company, LLC.*

10.7	Form of License and Referral Agreement between the Company and Kohlberg & Company, LLC.*

10.8	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, LLC.*

10.9	Form of Employment Agreement between Kohlberg Capital Corporation and Dayl W. Pearson.*[1]

10.10	Form of Employment Agreement between Kohlberg Capital Corporation and Michael I. Wirth.*[1]

Exhibit Number	Description

10.11	Form of Employment Agreement between Kohlberg Capital Corporation and R. Jon Corless.*[1]

10.12	Form of Employment Agreement between Kohlberg Capital Corporation and E.A. Kratzman.*[1]

10.13	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.*[1]

10.14	Form of Indemnification Agreement for Officers and Directors of the Company.*[1]

10.15	Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee.

10.16	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and Kohlberg Capital Corporation.**

14.1	Form of Code of Ethics.*

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibit filed as part the Company’s Registration Statement on Form N-2 filed with the SEC on August 18, 2006, as amended (Registration No. 333-136714).
**	Incorporated by reference to the exhibit filed as part of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
***	Incorporated by reference to the exhibit filed as part of the Company’s Registration Statement on Form N-2 filed with the SEC on March 16, 2007, as amended (Registration No. 333-141382)
[1]	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOHLBERG CAPITAL CORPORATION

Date: March 29, 2007	By	/s/ DAYL W. PEARSON
Dayl W. Pearson President and Chief Executive Officer

*  *  *  *  *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAYL W. PEARSON DAYL W. PEARSON	President and Chief Executive Officer (principal executive officer)	March 29, 2007

/S/ MICHAEL I. WIRTH MICHAEL I. WIRTH	Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer (principal financial and accounting officer)	March 29, 2007

/S/ CHRISTOPHER LACOVARA CHRISTOPHER LACOVARA	Member of the Board of Directors	March 29, 2007

/S/ JAMES A. KOHLBERG JAMES A. KOHLBERG	Member of the Board of Directors	March 29, 2007

/S/ SAMUEL P. FRIEDER SAMUEL P. FRIEDER	Member of the Board of Directors	March 29, 2007

/S/ GARY CADEMARTORI GARY CADEMARTORI	Member of the Board of Directors	March 29, 2007

/S/ C. MICHAEL JACOBI C. MICHAEL JACOBI	Member of the Board of Directors	March 29, 2007

/S/ ALBERT G. PASTINO ALBERT G. PASTINO	Member of the Board of Directors	March 29, 2007

/S/ C. TURNEY STEVENS, JR. C. TURNEY STEVENS, Jr.	Member of the Board of Directors	March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kohlberg Capital Corporation

New York, NY:

We have audited the accompanying balance sheet of Kohlberg Capital Corporation (the “Company”) as of December 31, 2006 and the related statements of operations, changes in net assets, cash flows and the financial highlights for the period December 11, 2006 (commencement of operations) through December 31, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as December 31, 2006, by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kohlberg Capital Corporation as of December 31, 2006, and the results of its operations, the changes in its net assets, its cash flows and the financial highlights for the period December 11, 2006 (commencement of operations) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, NY

March 23, 2007

K OHLBERG CAPITAL CORPORATION

BALANCE SHEET

As of December 31, 2006

As of December 31, 2006
ASSETS
Investments at fair value:
Investments in debt securities (cost of $190,767,384)	$190,767,384
Investments in CDO fund securities (cost of $20,870,000)	20,870,000
Affiliate investment (cost of $33,394,995)	37,574,995

Total investments at fair value	249,212,379
Cash and cash equivalents	32,404,493
Interest receivable	602,085
Other assets	156,890

Total assets	$282,375,847

LIABILITIES
Payable for open trades	24,183,044
Accounts payable and accrued expenses	1,704,548
Due to affiliate	87,832

Total liabilities	$25,975,424

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 17,946,333 common shares issued and outstanding	179,463
Capital in excess of par value	251,550,420
Undistributed net investment income	416,753
Undistributed net realized gains	1,077
Net unrealized appreciation on investments	4,252,710

Total stockholders’ equity	256,400,423

Total liabilities and stockholders’ equity	$282,375,847

NET ASSETS PER SHARE	$14.29

See accompanying notes to financial statements.

K OHLBERG CAPITAL CORPORATION

STATEMENT OF OPERATIONS

For the Period December 11, 2006 (inception) through December 31, 2006
INVESTMENT INCOME:
Interest from investments in debt securities	$572,065
Interest from cash & cash equivalents	132,841
Dividends from investments in CDO fund securities	405,203
Capital structuring service fees	41,794

Total investment income	1,151,903

EXPENSES:
Compensation expenses	175,186
Professional fees	371,624
Insurance	12,821
Organizational Expenses	40,000
Administrative and other	41,647

Total expenses	641,278
Equity in loss of affiliate	(72,710)

NET INVESTMENT INCOME BEFORE INCOME TAX EXPENSE	437,915
Excise taxes	(21,162)

NET INVESTMENT INCOME	416,753
REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gains from investment transactions	1,077
Net unrealized gains on affiliate investment	4,252,710

Net realized and unrealized gain on investments	4,253,787

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$4,670,540

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 3)	$0.26
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—BASIC AND DILUTED	17,946,333

See accompanying notes to financial statements.

K OHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2006

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
AGA Medical Corporation Healthcare, Education and Childcare	Senior Secured Loan; Tranche B (7.4%, Due 4/13)	$3,826,751	$3,823,346	$3,823,346
Astoria Generating Company Acquisitions, LLC Utilities	Junior Secured Loan; Second Lien Term C (9.1%, Due 8/13)	2,000,000	2,000,000	2,000,000
Atlantic Marine Holding Company Cargo Transport	Senior Secured Loan; Term Loan (7.9%, Due 8/13)	1,990,000	2,004,839	2,004,839
Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan; First Lien Term Loan (8.1%, Due 7/12)	1,995,000	2,009,860	2,009,860
Bay Point Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.9%, Due 12/10)	3,000,000	3,026,001	3,026,001
Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Revolver (11.4%, Due 11/11)	375,000	375,000	375,000
Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan A (11.4%, Due 11/11)	4,000,000	4,000,000	4,000,000
Capital Automotive REIT Automobile	Senior Secured Loan; Term Loan (7.1%, Due 12/10)	3,721,052	3,730,265	3,730,265
Caribe Information Investments Incorporated Printing and Publishing	Senior Secured Loan; Term Loan (7.6%, Due 3/13)	6,315,895	6,310,527	6,310,527
Cast & Crew Payroll, LLC (Payroll Acquisition) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan; Initial Term Loan (8.6%, Due 9/12)	7,000,000	7,034,764	7,034,764
Clarke American Corp. Printing and Publishing	Senior Secured Loan; Term Loan B (8.6%, Due 12/11)	2,478,134	2,508,872	2,508,872
Clayton Holdings, Inc Finance	Senior Secured Loan; Term Loan (8.4%, Due 12/11)	811,555	815,586	815,586
Concord Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.6%, Due 2/12)	3,000,000	3,029,779	3,029,779
CST Industries, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.5%, Due 8/13)	997,500	1,001,219	1,001,219
Dayco Products LLC—(Mark IV Industries, Inc.) Automobile	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 12/11)	500,000	501,861	501,861
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 10/13)	1,000,000	1,011,187	1,011,187
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Third Lien Term Loan (12.9%, Due 4/14)	1,500,000	1,518,652	1,518,652
Delta Educational Systems, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (8.9%, Due 6/12)	2,985,987	2,985,987	2,985,987

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Fasteners For Retail, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.1%, Due 12/12)	5,000,000	5,000,000	5,000,000
First American Payment Systems, L.P. Finance	Senior Secured Loan; Term Loan (8.6%, Due 10/13)	3,990,000	3,990,000	3,990,000
Flatiron Re Ltd.(3) Insurance	Senior Secured Loan; Closing Date Term Loan (9.6%, Due 12/10)	4,042,105	4,082,142	4,082,142
Flatiron Re Ltd.(3) Insurance	Senior Secured Loan; Delayed Draw Term Loan (9.6%, Due 12/10)	1,957,895	1,977,287	1,977,287
Gentiva Health Services, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (7.7%, Due 3/13)	1,848,649	1,848,649	1,848,649
Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche A Credit-Linked Deposit (8.3%, Due 6/11)	1,257,143	1,207,290	1,207,290
Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche B Term Loan (8.4%, Due 6/11)	2,729,143	2,620,917	2,620,917
Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 6/12)	1,000,000	851,051	851,051
Gleason Works Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 6/13)	1,878,788	1,888,127	1,888,127
Hawkeye Renewables, LLC Farming and Agriculture	Senior Secured Loan; First Lien Term Loan (9.4%, Due 6/12)	2,992,481	2,908,240	2,908,240
HCA Inc. Healthcare, Education and Childcare	Senior Secured Loan; Tranche B Term Loan (8.1%, Due 11/13)	4,000,000	4,037,307	4,037,307
HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan; Term Loan B (8.6%, Due 3/13)	2,985,000	2,996,125	2,996,125
Infiltrator Systems, Inc. Ecological	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	4,000,000	3,985,099	3,985,099
Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Senior Secured Loan; 1st Lien Term Loan (8.4%, Due 5/12)	3,854,545	3,864,114	3,864,114
Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan; 2nd Lien Term Loan (12.4%, Due 5/13)	1,000,000	1,004,970	1,004,970
IPC Systems, Inc. Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 9/14)	2,500,000	2,500,000	2,500,000
Jones Stephens Corp. Buildings and Real Estate(4)	Senior Secured Loan; Term Loan (9.2%, Due 9/12)	7,000,000	6,965,235	6,965,235
JW Aluminum Company Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan; Term Loan (2nd Lien) (11.6%, Due 12/13)	2,000,000	2,000,000	2,000,000
La Paloma Generating Company, LLC Utilities	Junior Secured Loan; Second Lien Term Loan (8.9%, Due 8/13)	2,000,000	2,000,000	2,000,000
LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Senior Secured Loan; 1st Lien (8.6%, Due 1/10)	3,960,000	3,842,676	3,842,676
LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Junior Secured Loan; 2nd Lien (12.6%, Due 1/11)	2,000,000	1,891,032	1,891,032
Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer	Senior Secured Loan; First Lien Term Loan (9.2%, Due 8/12)	2,985,000	2,985,000	2,985,000

Portfolio Company/Principal Business	Investment /Interest Rate(1) /Maturity	Principal	Cost	Value(2)
Levlad LLC & Arbonne International LLC Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (8.4%, Due 6/13)	1,946,667	1,956,351	1,956,351
Longyear Canada, ULC (Boart Longyear)(3) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; 1st Lien Term Loan (8.6%, Due 10/12)	245,603	245,603	245,603
Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First (8.6%, Due 10/12)	264,495	264,495	264,495
Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (8.6%, Due 10/12)	2,450,264	2,450,264	2,450,264
LPL Holdings, Inc. Finance	Senior Secured Loan; Tranche C Term Loan (8.1%, Due 6/13)	5,392,462	5,414,881	5,414,881
LSP Kendall Energy, LLC Utilities	Senior Secured Loan; Term Loan (7.4%, Due 10/13)	1,922,988	1,913,428	1,913,428
MCCI Group Holdings, LLC Healthcare, Education and Childcare	Junior Secured Loan; Second Lien Term Loan (14.3%, Due 6/13)	1,000,000	1,000,000	1,000,000
MCCI Group Holdings, LLC Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (10.8%, Due 12/12)	4,000,000	4,000,000	4,000,000
Metaldyne Corporation Automobile	Senior Secured Loan; Term D (10.1%, Due 12/09)	1,997,475	1,997,475	1,997,475
Michaels Stores, Inc. Retail Stores	Senior Secured Loan; Term Loan (8.4%, Due 10/13)	1,958,333	1,958,333	1,958,333
Mirant North America, LLC Utilities	Senior Secured Loan; Term Loan (7.1%, Due 1/13)	3,960,000	3,950,163	3,950,163
Murray Energy Corporation Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 1/10)	1,989,873	2,004,614	2,004,614
Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Construction Term Loan (8.6%, Due 6/13)	1,365,854	1,369,248	1,369,248
Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Synthetic LC (8.6%, Due 6/13)	634,146	635,722	635,722
PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (8.6%, Due 6/11)	4,756,944	4,721,569	4,721,569
Primus International Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (7.9%, Due 6/12)	3,292,188	3,300,360	3,300,360
Rhodes Companies, LLC (The) Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.9%, Due 11/11)	2,000,000	1,910,700	1,910,700
Sorenson Communications, Inc. Electronics	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 8/13)	2,978,525	2,997,041	2,997,041
Standard Steel, LLC Cargo Transport	Senior Secured Loan; Delayed Draw Term Loan (1.%, Due 6/12)	—	4,965	4,965
Standard Steel, LLC Cargo Transport	Senior Secured Loan; Initial Term Loan (7.9%, Due 6/12)	3,316,667	3,341,369	3,341,369
Standard Steel, LLC Cargo Transport	Junior Secured Loan; Second Lien Term Loan (11.4%, Due 6/13)	1,000,000	1,009,941	1,009,941

Portfolio Company /Principal Business	Investment /Interest Rate(1) /Maturity	Principal	Cost	Value(2)
Stolle Machinery Company Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 9/12)	1,995,000	2,007,386	2,007,386
Stratus Technologies, Inc. Electronics	Senior Secured Loan; First Lien Term Loan (8.4%, Due 3/11)	1,990,000	1,985,070	1,985,070
Thermal North America, Inc. Utilities	Senior Secured Loan; Credit Linked Deposit (8.1%, Due 10/08)	400,000	401,469	401,469
Thermal North America, Inc. Utilities	Senior Secured Loan; Term Loan (8.1%, Due 10/08)	3,600,000	3,617,627	3,617,627
TLC Funding Corp. Healthcare, Education and Childcare	Senior Secured Loan; First Lien Term Loan (12.3%, Due 5/12)	3,970,000	3,871,451	3,871,451
TransAxle LLC Automobile	Senior Secured Loan; Revolver (8.9%, Due 9/12)	—	—	—
TransAxle LLC Automobile	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	2,962,500	2,962,500	2,962,500
United Air Lines, Inc. Personal Transportation	Senior Secured Loan; Delayed Draw Tranche B Loan (9.1%, Due 2/12)	750,000	750,000	750,000
United Air Lines, Inc. Personal Transportation	Senior Secured Loan; Tranche B Term Loan (9.1%, Due 2/12)	3,250,000	3,250,000	3,250,000
Valleycrest Holding Co. (VCC Holdco) Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 4/14)	1,000,000	1,007,461	1,007,461
Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (7.6%, Due 6/13)	902,313	902,313	902,313
Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 12/13)	2,500,000	2,512,432	2,512,432
Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 3/14)	2,000,000	2,044,763	2,044,763
WM. Bolthouse Farms, Inc. Beverage, Food and Tobacco	Senior Secured Loan; Term Loan (First Lien) (7.6%, Due 12/12)	2,592,462	2,586,023	2,586,023
Wolf Hollow I, LP Utilities	Senior Secured Loan; Acquisition Term Loan (7.6%, Due 6/12)	792,335	778,545	778,545
Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Letter of Credit (7.6%, Due 6/12)	668,412	656,779	656,779
Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Revolver Deposits (7.6%, Due 6/12)	167,103	164,195	164,195
Wolf Hollow I, LP Utilities	Junior Secured Loan; Term Loan (Second Lien) (9.9%, Due 12/12)	2,683,177	2,689,842	2,689,842
Total Investments in Debt Securities (77% of total investment assets at fair value)		$191,173,409	$190,767,384	$190,767,384

CDO Fund Investments	Investment	Percent of Class Held	Cost	Value(2)
Katonah III, Ltd.	Preferred Shares	23.08%	$4,500,000	$4,500,000
Katonah IV, Ltd.	Preferred Shares	17.14%	3,150,000	3,150,000
Katonah V, Ltd.	Preferred Shares	26.67%	3,320,000	3,320,000
Katonah VII CLO Ltd.	Subordinated Securities	16.36%	4,500,000	4,500,000
Katonah VIII CLO Ltd.	Subordinated Securities	10.30%	3,400,000	3,400,000
Katonah IX CLO Ltd.	Preferred Shares	6.86%	2,000,000	2,000,000

Total Investments in CDO Funds (8% of total investment assets at fair value)			$20,870,000	$20,870,000

Portfolio Company / Principal Business	Investment	Percent of Interests Held	Cost	Value(2)
Katonah Debt Advisors, L.L.C. / Asset Management (15% of total investment assets at fair value)	Membership Interests	100.00%	$33,394,995	$37,574,995

Total Investments(5)			$245,032,379	$249,212,379

(1)

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which reset semi-annually , quarterly , or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at December 31, 2006.

(2)	Reflects the fair market value of all existing investments as of December 31, 2006, as determined by our Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2006, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CDO funds.

(5)

The aggregate cost of investments for federal income tax purposes is approximately $245 million. The aggregate gross unrealized appreciation is approximately $4 million and there is no gross unrealized depreciation.

See accompanying notes to financial statements.

K OHLBERG CAPITAL CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

For the Period December 11, 2006 (inception) through December 31, 2006

For the Period December 11, 2006 (inception) through December 31, 2006
Operations:
Net investment income	$416,753
Net realized gains from investment transactions	1,077
Net unrealized gains on affiliate investment	4,252,710

Net increase in net assets resulting from operations	4,670,540

Capital share transactions:
Issuance of common stock—initial public offering	199,451,388
Issuance of common stock—for interests in affiliate company	33,394,995
Issuance of common stock—for interests in CDO securities	18,870,000
Stock based compensation	13,500

Net increase in net assets resulting from capital share transactions	251,729,883

Net assets at beginning of period	—

Net assets at end of period (including accumulated undistributed net investment income of $416,753)	$256,400,423

Net asset value per common share	$14.29

Common shares outstanding at end of period	17,946,333

See accompanying notes to financial statements.

K OHLBERG CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

For the Period December 11, 2006 (inception) through December 31, 2006
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$4,670,540
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on investment transactions	(1,077)
Unrealized gain on investment transactions	(4,252,710)
Net accretion of discount on securities	(3,819)
Purchases of investments	(169,112,759)
Proceeds from sale and redemption of investments	533,315
Stock based compensation expense	13,500
Loss from affiliate—undistributed	72,710
Changes in operating assets and liabilities:
Interest receivable	(602,085)
Other assets	(156,890)
Accounts payable and accrued expenses	1,704,548
Due to affiliate	87,832

Net cash used in operating activities	(167,046,895)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	199,451,388
Dividends paid in cash	—

Net cash provided by financing activities	199,451,388

CHANGE IN CASH AND CASH EQUIVALENTS	32,404,493
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,404,493

Supplemental Information:
Interest paid during the period	$—
Issuance of common stock for affiliate investment	$33,394,995
Issuance of common stock for CDO equity investments	$18,870,000
Dividends declared during the period	$—

See accompanying notes to financial statements.

K OHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

Period December 11, 2006 (inception) Through December 31, 2006

($ per share)

For the Period December 11, 2006 (inception) Through December 31, 2006
Per Share Data:
Net asset value, at beginning of period	$15.00
Underwriting costs	(0.97)

Post-IPO net asset value	14.03

Net investment income (1)	0.02
Net realized gains (1)(2)	—
Net change in unrealized appreciation on investments(1)(2)	0.24

Net increase in net assets resulting from operations(1)	0.26

Net asset value, end of year	$14.29

Ratio/Supplemental Data:
Per share market value at end of period	$17.30
Total return(3)	15.3%
Shares outstanding at end of period	17,946,333
Net assets at end of period	$256,400,423
Portfolio turnover rate	0.3%
Average debt outstanding	$—
Ratio of net investment income to average net assets	4.4%
Ratio of non-interest expenses to average net assets(4)	6.3%
Interest expense to average net assets	0.0%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period.
(3)	Total return equals the change in the ending market value over the beginning of period price per share plus dividends paid, if any, during the period, divided by the beginning price.
(4)

The ratio of non-interest expenses to average net assets for the 20 day period December 11, 2006 through December 31, 2006 has been annualized and includes various organizational and professional fees related to the Company’s IPO and may not be indicative of future results.

See accompanying notes to financial statements.

K OHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2006

1. ORGANIZATION

Kohlberg Capital Corporation is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the 1940 Act. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of our common stock raised net proceeds of approximately $200 million.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also plans to expand the middle market investment business and asset management business of Katonah Debt Advisors, which the Company acquired prior to the IPO. As of December 31, 2006, Katonah Debt Advisors had approximately $1.4 billion of assets under management and continues to manage CDO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments.

The Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, the Company generally will not have to pay corporate-level taxes on any income that it distributes to its stockholders.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are computed using the specific identification method. The Company carries its investments at fair value, as determined by the Board of Directors.

Loans and Debt Securities.    For loans and debt securities, fair value generally approximates amortized cost unless the borrower’s enterprise value or overall financial condition or other factors lead to a determination of fair value at a different amount. As a general rule, the Company does not value its loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired.

Equity and Equity-Related Securities.    The Company’s equity and equity-related securities in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which will be determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions.

The value of the Company’s equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

CDO Fund Securities.    The securities issued by CDO funds managed by Katonah Debt Advisors (“CDO Funds”) are primarily held by third parties. The Company’s investments in CDO Funds (“CDO Investments”) are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CDO Investments as comparable yields in the market change and/ or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each CDO Investment ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CDO Investment. The Company determines the fair value of its CDO Investments on an individual security-by-security basis. If the Company were to sell a group of CDO Investments in a pool in one or more transactions, the total value recorded for that pool may be different than the sum of the fair values of the individual CDO Investments.

The Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with accounting principles generally accepted in the United States.

Earnings per Common Share.    Basic earnings per common share (“EPS”) is computed by dividing the net increase in stockholders’ equity resulting from operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including stock options.

Interest Income.    Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At December 31, 2006, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Payment in Kind Interest.    The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. In order for the Company to maintain its RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.

Fee Income.    Fee income includes fees, if any, for due diligence, structuring, commitment and facility fees, and fees, if any, for transaction services and management services rendered by the Company to portfolio companies and other third parties. Commitment and facility fees are generally recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service and management service fees are generally recognized as income when the services are rendered.

Management Compensation.    The Company may, from time to time, issue stock options under the 2006 Kohlberg Capital Equity Incentive Plan (“Equity Incentive Plan”) to officers and employees for services rendered to us. The Company will follow Statement of Financial Accounting Standards No. 123R (revised 2004), Accounting for Stock-Based Compensation, a method by which the fair value of options are determined and expensed. The Company is internally managed and therefore does not incur management fees payable to third parties.

Stock-Based Compensation.    The Company follows the provisions of SFAS No. 123R “Share-Based Payment,” (“SFAS No. 123R”) which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. Under SFAS 123R, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Federal Income Taxes.    The Company intends to qualify and elect and intends to continue to qualify for the tax treatment applicable to regulated investment companies (“RIC”) under Subchapter M of the Code, and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

In accordance with Statement of Position 93-2, “Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,” book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to capital in excess of par value. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

Dividends.    Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and fiscal year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of its stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of the Company’s common stock.

Offering Expenses

The Company’s offering costs were charged against the net proceeds from the IPO.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting for the period of December 11, 2006 (the date of our initial public offering) through December 31, 2006:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$4,670,540
Denominator for basic net increase in stockholders’ equity resulting from operations per share:	17,946,333
Basic net increase in stockholders’ equity resulting from operations per share:	$0.26
Denominator for diluted net increase in stockholders’ equity resulting from operations per share:	17,946,333
Diluted net increase in stockholders’ equity resulting from operations per share:	$0.26

4. INVESTMENTS

For the period of December 11, 2006 (the date of our initial public offering) through December 31, 2006, the Company purchased approximately $191 million of investments in debt securities and $2 million of investments in collateralized debt obligation securities. As of December 31, 2006, no debt securities were on non-accrual status.

Investment Securities

The Company invests in senior secured loans and mezzanine debt and, in the future and to a lesser extent, equity capital, of middle market companies in a variety of industries. The Company generally targets companies that generate positive cash flows because the Company looks to cash flows as the primary source for servicing debt. As of December 31, 2006, together with its wholly-owned portfolio company Katonah Debt Advisors, the Company had a staff of 14 investment professionals who specialize in specific industries and generally seek to invest in companies about which the Company has direct expertise. However, the Company may invest in other industries if it is presented with attractive opportunities.

The following table shows the Company’s portfolio by security type at December 31, 2006:

	December 31, 2006
Security Type	Investments at Fair Value	Percentage of Portfolio
Senior Secured Loan	$163,313,492	65.5%
Junior Secured Loan	27,453,892	11.0
CDO Equity	20,870,000	8.4
Portfolio Management Company	37,574,995	15.1
Total	$249,212,379	100%

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2006, was as follows:

	December 31, 2006 (unaudited)
Industry	Investments at Fair Value	Percentage of Portfolio
Aerospace and Defense	$10,066,692	4.0%
Automobile	9,192,101	3.7
Beverage, Food and Tobacco	2,586,023	1.0
Buildings and Real Estate	19,288,901	7.7
Cargo Transport	6,361,114	2.6
CDO Equity	20,870,000	8.4
Containers, Packaging and Glass	4,869,084	2.0
Diversified/Conglomerate Manufacturing	6,001,219	2.4
Diversified/Conglomerate Service	5,517,321	2.2
Ecological	3,985,099	1.6
Electronics	7,511,950	3.0
Farming and Agriculture	4,913,210	2.0
Finance	10,220,467	4.1
Healthcare, Education and Childcare	28,937,865	11.5
Home and Office Furnishings, Housewares, and Durable Consumer	2,985,000	1.2
Insurance	12,115,209	4.9
Leisure, Amusement, Motion Pictures, Entertainment	7,034,764	2.8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	6,855,875	2.8
Mining, Steel, Iron and Non-Precious Metals	4,004,614	1.6
Personal and Non Durable Consumer Products (Mfg. Only)	5,371,096	2.2
Personal Transportation	4,000,000	1.6
Portfolio Management Company	37,574,995	15.1
Printing and Publishing	8,819,399	3.5
Retail Stores	1,958,333	0.8
Utilities	18,172,048	7.3

Total	$249,212,379	100.0%

The Company may invest up to 30% of the investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CDO Funds, distressed debt or equity securities of public companies. The Company expects that these public companies generally will have debt that is non-investment grade. The Company also may invest in debt of middle market companies located outside of the United States, which investments are not anticipated to be in excess of 10% of the investment portfolio at the time such investments are made. At December 31, 2006, approximately 13% of the Company’s investments were foreign assets (including the Company’s investments in CDO Funds, which are typically domiciled outside the U.S. and represent approximately 8% of its portfolio). As a result of regulatory restrictions, the Company is not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At December 31, 2006, the Company’s ten largest portfolio companies represented approximately 35% of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 15% of the total fair value of the Company’s investments.

Investment in CDO Fund Securities

Prior to its IPO, the Company issued an aggregate of 1,258,000 common shares, having a value of approximately $19 million, to affiliates of Kohlberg & Co. to acquire certain subordinated debt and preferred stock securities issued by CDO Funds (Katonah III, Ltd., Katonah IV, Ltd., Katonah V, Ltd., Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd.) managed by Katonah Debt Advisors and two other asset managers.

Subsequent to its IPO, the Company purchased $2 million of CDO Fund securities issued by Katonah IX CLO, Ltd. bringing the Company’s CDO Investments to approximately $21 million as of December 31, 2006. The CDO Funds managed by Katonah Debt Advisors invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

The following table sets forth information regarding CDO Funds securities investments as of December 31, 2006:

CDO Fund Equity Security	Principal Business	Type of Security	Percentage of Class Held	Cost of Investment	Fair Value of Investment
Katonah III, Ltd.	CDO Fund	Preferred Shares	23.08%	$4,500,000	$4,500,000
Katonah IV, Ltd.	CDO Fund	Preferred Shares	17.14%	3,150,000	3,150,000
Katonah V, Ltd.	CDO Fund	Preferred Shares	26.67%	3,320,000	3,320,000
Katonah VII CLO Ltd.	CDO Fund	Subordinated Securities	16.36%	4,500,000	4,500,000
Katonah VIII CLO Ltd.	CDO Fund	Subordinated Securities	10.30%	3,400,000	3,400,000
Katonah IX CLO Ltd.	CDO Fund	Preferred Shares	6.86%	2,000,000	2,000,000

Total CDO Equity				$20,870,000	$20,870,000

5. WHOLLY-OWNED ASSET MANAGER

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of December 31, 2006, Katonah Debt Advisors had approximately $1.4 billion of assets under management.

The Company expects to receive distributions of recurring fee income and to generate capital appreciation from its investment in the asset management business of Katonah Debt Advisors. By making investments in CDO Funds raised by Katonah Debt Advisors in the future, for which the Company expects to receive a current cash return, the Company can help Katonah Debt Advisors to raise these funds which in turn will increase its assets under management which will result in additional management fee income.

Katonah Debt Advisors, as a wholly-owned portfolio company, is accounted for using the equity method of accounting consistent with the Company’s status as a BDC. Under the equity method of accounting, Katonah Debt Advisors is initially recorded at cost on the Company’s balance sheet. Subsequent net income or losses of Katonah Debt Advisors under accounting principles generally accepted in the United States (“GAAP”) is recognized as affiliate income or loss on the Company’s income statement with a corresponding increase (in the case of net income) or decrease (in the case of net loss) in the cost basis of the investment in Katonah Debt Advisors on the Company’s balance sheet. The revenue that Katonah Debt Advisors generates through the fees it receives for managing CDO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Cash distributions of Katonah Debt Advisors’ accumulated GAAP net income would increase cash and reduce the basis of Katonah Debt Advisors on the Company’s balance sheet. As with all other investments, Katonah Debt Advisors’ market value is periodically determined. The valuation is primarily based on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated net cash flows. Any change in value from period to period is recognized as unrealized gain or loss.

As a separately regarded entity for tax purposes, Katonah Debt Advisors, L.L.C. is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to the Company would generally need to be distributed to the Company’s shareholders. Katonah Debt Advisors’ taxable net income will differ from GAAP net income for both deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences between lease cash payments to GAAP straight line expense and adjustments for the recognition and timing of depreciation, bonuses to employees, stock option expense, and interest rate caps. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

Tax goodwill amortization was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company ‘s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, for tax purposes such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, resulting in an annual difference between GAAP income and distributable income by which GAAP income will exceed distributable income by approximately $2 million per year over such period. As a result, if Katonah Debt Advisors were to distribute its GAAP net income to the Company, only Katonah Debt Advisors’ taxable net income after such goodwill amortization will be required to be distributed to the Company’s shareholders.

At December 31, 2006, amounts due to affiliates totaled approximately $88,000.

Summarized financial information for Katonah Debt Advisors follows:

As of December 31, 2006
ASSETS
Current assets	$2,860,329
Noncurrent assets	661,637

Total assets	$3,521,966

LIABILITIES
Current liabilities	$2,602,755

Total liabilities	$2,602,755

For the Period December 11, 2006 through December 31, 2006
Gross revenue	$200,610
Total expenses	(273,320)

Net income	(72,710)

6. DISTRIBUTABLE TAX INCOME

The Company currently intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, the Company is generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, the Company will be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. As of December 31, 2006, the Company’s undistributed taxable income was approximately $529,000 and its excise tax liability was approximately $21,000. The Company plans to distribute 2006 distributable income in 2007.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the period of December 11, 2006 (inception) through December 31, 2006:

Pre-tax net increase in stockholders’ equity resulting from operations	$4,691,702
Net unrealized gain on investments transactions not taxable	(4,252,710)
Other losses not currently taxable	72,710
Expenses not currently deductible	17,345

Taxable income before deductions for distributions	$529,047

Taxable income before deductions for distributions per outstanding share	$0.03

7. COMMITMENTS AND CONTINGENCIES

As of December 31, 2006, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, all of which was unfunded. As of December 31, 2006, the Company had committed to make a total of approximately $667,000 of investments in a delayed draw senior secured loan.

The following table summarizes our operating lease obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	More than 5 Years
Operating lease obligations	$2,092,099	$298,871	$298,871	$298,871	$298,871	$298,871	$597,744

8. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $199 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CDO Funds and for the acquisition of Katonah Debt Advisors. Total shares outstanding as of December 31, 2006 was 17,946,333.

9. STOCK OPTIONS

During 2006, the Company established a stock option plan (the “Plan”) and reserved 1,500,000 shares of common stock for issuance under the Plan. The purpose of the Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted.

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. As of December 31, 2006, 910,000 options were outstanding, none of which where exercisable. The options have an estimated remaining contractual life of 9 years and 11 months.

A summary of the status of our stock option plan as of and for the year ended December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$15.00	910,000	10.0	$15.00	—	$15.00

The following table reflects the weighted average fair value per option granted during 2006, as well as the weighted average assumptions used in determining those fair values using the American Binary Option pricing model.

Year Ended December 31, 2006
Options granted	910,000
Fair value on date of grant	$1.43
Dividend yield	10.0%
Expected volatility	21%
Risk-free interest rate	4.6%
Expected life (years)	10.0

The expected stock price volatility has been determined based upon the historical volatilities for similar publicly traded BDC’s over a similar time period of the expected option life.

For the period December 11, 2006 (inception) through December 31, 2006, stock option expense of $13,500 was recognized. At December 31, 2006, the Company had approximately $1.3 million of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized over a weighted average period of 3.2 years.

10. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of contributions, which fully vest at the time of contribution. For the year ended December 31, 2006, no employer contributions to the 401K Plan were made.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company contributes to the Pension Plan 1) 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the year ended December 31, 2006, no employer contributions to the Pension Plan were made.

11. IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to materially impact our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of SFAS 157 to materially impact our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, the Company is evaluating the implications of SFAS No. 159, and its impact in the financial statements has not yet been determined.

12. SELECTED QUARTERLY DATA

For the Period December 11, 2006 (inception) Through December 31, 20061
Total Investment Income	$1,151,903
Net Realized and Unrealized Gain on Investments	4,253,787
Equity in loss of affiliate	(72,710)
Total Expenses	(662,400)

Net Increase in Stockholders’ Equity Resulting from Operations	$4,670,580

Per Share Data:
Net Investment Income:
Basic:	$0.02
Diluted:	$0.02
Cash Dividend Declared:	$—
Net Increase in Stockholder’s Equity Resulting from Operations:
Basic:	$0.26
Diluted:	$0.26
Total Assets	$282,375,847
Total Debt	$—
Total Stockholders’ Equity	$256,400,423
Net Asset Value per Common Share	$14.29

[1]	Prior to December 11, 2006 the Company had no material operations.

13. SUBSEQUENT EVENTS

On January 19, 2007, our Board of Directors approved grants of options to purchase 345,000 shares of our common stock under our Equity Incentive Plan to employees with an exercise price per share equal to the closing price on that day of $16.36. These options vest ratably over a four year period and expire in ten years.

On February 5, 2007, the Board of Directors approved a grant of options to purchase 25,000 shares of the Company’s common stock options under the Company’s Equity Incentive Plan to an employee with an exercise price per share equal to the closing price on that day of $17.37. These options vest ratably over a four year period and expire in ten years.

On February 7, 2007, the Company entered into an agreement with Bear, Stearns & Co. Inc. (“Bear Stearns”) pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Briarcliff CLO I Ltd. (“Briarcliff”), which will invest in broadly syndicated corporate loans and mezzanine securities of CDO funds (other than the CDO Funds managed by Katonah Debt Advisors) rated “BBB” or “BB”, with a total fund size expected to be $300 million. As part of this engagement, the Company entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow the Company to accumulate assets for Briarcliff. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Briarcliff prior to the completion of the fund (a “First Loss Guarantee”) with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon the closing of the securitization, less the financing costs of LIBOR plus 0.75%, reset daily.

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million (with an ability to increase to $250 million subject to certain conditions) in financing (the “Facility”). Advances under the Facility will be used by the Company primarily to make additional investments.

The Company expects that the Facility will be secured by loans that it currently owns and the loans acquired by the Company with the advances under the Facility. The Company will borrow under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I. Under the Facility, funds are loaned by or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus an applicable margin. The interest charged on borrowed funds is based on the commercial paper rate plus 0.70% and is payable monthly.

On March 3, 2007, the Company entered into an agreement with Bear Stearns pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Katonah CLO XI Ltd. (“Katonah CLO XI”) which will invest in broadly syndicated senior loans, second lien loans, and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) with a total fund size expected to be $400 million. As part of this engagement, the Company entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow the Company to accumulate assets for Katonah CLO XI. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Katonah CLO XI prior to the completion of the fund with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily.

On March 12, 2007, the Company entered into an agreement with Lehman Commercial Paper Inc. (“Lehman”) pursuant to which Lehman will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Ardsley CLO 2007-1 Ltd. (“Ardsley CLO 2007-1”) which will invest in senior loans to middle market companies, broadly syndicated senior loans and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) of corporate issuers with a total fund size expected to be $300 million. As part of this engagement, the Company entered into a warehouse credit agreement, under which Lehman will provide funding which will allow the Company to accumulate assets for Ardsley CLO 2007-1. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Lehman for losses incurred on loans acquired for Ardsley CLO 2007-1 prior to the completion of the fund with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”).*

3.2	Form of Bylaws of the Company.***

4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.*

4.2	Form of Registration Rights Agreement.*

4.3	Form of Dividend Reinvestment Plan.*

10.1	Form of the 2006 Equity Incentive Plan.*[1]

10.2	Form of Kohlberg Capital Non-Qualified Stock Option Certificate.*[1]

10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.*

10.4	Form of Amended and Restated Irrevocable Exchange and Subscription Agreement—Katonah Debt Advisors, effective as of August 17, 2006 between Katonah Capital, LLC, James A. Kohlberg and KAT Associates LLC.*

10.5	Form of Irrevocable Exchange and Subscription Agreement—CDO Securities, dated August 17, 2006 between Kohlberg Capital, LLC, KKAT Acquisition Company III, LLC, KKAT Acquisition Company IV, LLC, KKAT Acquisition Company V, LLC, KKAT Acquisition Company VII, LLC and KKAT Acquisition Company VIII, LLC.*

10.6	Form of Transition Services Agreement between the Company and Kohlberg & Company, LLC.*

10.7	Form of License and Referral Agreement between the Company and Kohlberg & Company, LLC.*

10.8	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, LLC.*

10.9	Form of Employment Agreement between Kohlberg Capital Corporation and Dayl W. Pearson.*[1]

10.10	Form of Employment Agreement between Kohlberg Capital Corporation and Michael I. Wirth.*[1]

10.11	Form of Employment Agreement between Kohlberg Capital Corporation and R. Jon Corless.*[1]

10.12	Form of Employment Agreement between Kohlberg Capital Corporation and E.A. Kratzman.*[1]

10.13	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.*[1]

10.14	Form of Indemnification Agreement for Officers and Directors of the Company.*[1]

10.15	Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee.

10.16	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and Kohlberg Capital Corporation.**

14.1	Form of Code of Ethics.*

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibit filed as part the Company’s Registration Statement on Form N-2 filed with the SEC on August 18, 2006, as amended (Registration No. 333-136714).
**	Incorporated by reference to the exhibit filed as part of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
***	Incorporated by reference to the exhibit filed as part of the Company’s Registration Statement on Form N-2 filed with the SEC on March 16, 2007, as amended (Registration No. 333-141382)
[1]	Management contract or compensatory plan or arrangement.