Form 10-Q
period 2007-03-31
Kohlberg Capital CORP
filed 2007-05-14
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of common stock of the registrant as of May 10, 2007 was 17,963,525.

PART I. Financial Information

Item 1. Financial Statements

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of March 31, 2007	As of December 31, 2006
	(unaudited)
ASSETS
Investments at fair value:
Investments in debt securities (cost: 2007 - $213,953,488; 2006 – $190,767,384)	$214,756,479	$190,767,384
Investments in CDO fund securities (cost: 2007 - $25,120,000; 2006 – $20,870,000)	24,290,000	20,870,000
Investments in equity securities (cost: 2007 - $2,974,140; 2006 – $0)	2,974,140	—
Affiliate investment (cost: 2007 - $33,394,995; 2006 – $33,394,995)	46,658,105	37,574,995

Total investments at fair value	288,678,724	249,212,379
Cash and cash equivalents	5,258,554	32,404,493
Restricted cash	933,376	—
Interest and dividends receivable	1,965,484	602,085
Receivable for open trades	501,768	—
Accounts receivable	55,114	—
Due from affiliate	601,307	(87,832)
Other assets	1,353,185	156,890

Total assets	$299,347,512	$282,288,015

LIABILITIES
Borrowings	15,000,000	—
Payable for open trades	12,047,871	24,183,044
Accounts payable and accrued expenses	1,803,210	1,704,548
Dividend payable	5,204,436	—

Total liabilities	$34,055,517	$25,887,592

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 17,946,333 common shares issued and outstanding at March 31, 2007 and December 31, 2006	179,463	179,463
Capital in excess of par value	251,697,420	251,550,420
Undistributed net investment income	594,016	416,753
Undistributed net realized gains	—	1,077
Net unrealized appreciation on investments	12,821,096	4,252,710

Total stockholders’ equity	265,291,995	256,400,423

Total liabilities and stockholders’ equity	$299,347,512	$282,288,015

NET ASSET VALUE PER SHARE	$14.78	$14.29

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENT OF OPERATIONS

(unaudited)

Three Months Ended March 31, 2007
INVESTMENT INCOME:
Interest from investments in debt securities	$4,444,001
Interest from cash and cash equivalents	137,143
Dividends from investments in CDO fund securities	1,765,229
Capital structuring service fees	188,194

Total investment income	6,534,567

EXPENSES:
Interest and amortization of debt issuance costs	148,341
Compensation	817,662
Professional fees	423,386
Insurance	39,223
Administrative and other	299,282

Total expenses	1,727,894
Equity in income of affiliate	487,715

NET INVESTMENT INCOME	5,294,388
REALIZED AND UNREALIZED GAINS ON INVESTMENTS:
Net realized gains from investment transactions	86,234
Net unrealized gains on debt securities	802,991
Net unrealized gains on affiliate investments	8,595,395
Net unrealized losses on CDO fund securities	(830,000)

Net realized and unrealized gain on investments	8,654,620

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$13,949,008

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.78
BASIC NET INVESTMENT INCOME PER COMMON SHARE	$0.30
DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.29
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—BASIC	17,946,333
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—DILUTED	17,957,602

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of March 31, 2007

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Aerostructures Acquisition, LLC Aerospace and Defense	Senior Secured Loan; Term Loan (8.3%, Due 3/13)	$5,000,000	$5,000,000	$5,000,000

AGA Medical Corporation Healthcare, Education and Childcare	Senior Secured Loan; Tranche B Term Loan (7.4%, Due 4/13)	3,832,209	3,828,938	3,844,204

Astoria Generating Company Acquisitions, LLC Utilities	Junior Secured Loan; Second Lien Term Loan C (9.1%, Due 8/13)	4,000,000	4,056,026	4,049,360

Atlantic Marine Holding Company Cargo Transport	Senior Secured Loan; Term Loan (9.3%, Due 8/13)	1,990,000	2,004,277	1,999,950

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 2/14)	2,000,000	2,000,000	2,030,000

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan; First Lien Term Loan (8.1%, Due 7/12)	1,990,000	2,004,169	2,004,925

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan; Loan (Second Lien) (11.6%, Due 7/13)	2,487,500	2,529,698	2,543,469

Bay Point Re Limited Insurance(3)	Senior Secured Loan; Loan (9.9%, Due 12/10)	3,000,000	3,024,380	3,033,750

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan A (11.4%, Due 11/11)	4,000,000	4,000,000	4,000,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Revolver (11.4%, Due 11/10)	375,000	375,000	375,000

Caribe Information Investments Incorporated Printing and Publishing	Senior Secured Loan; Term Loan (7.6%, Due 3/13)	6,002,408	5,999,792	6,017,414
Cast & Crew Payroll, LLC (Payroll Acquisition) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan; Initial Term Loan (8.6%, Due 9/12)	6,982,500	7,015,676	7,017,413
Clarke American Corp. Printing and Publishing	Senior Secured Loan; Term Loan B (8.6%, Due 12/11)	2,295,918	2,322,980	2,322,980

Clayton Holdings, Inc Finance	Senior Secured Loan; Term Loan (7.1%, Due 12/11)	746,696	750,218	747,630

Coastal Concrete Southeast, LLC Buildings and Real Estate(4)	Mezzanine Investment; Mezzanine Term Loan (15.0%, Due 3/13)	8,000,000	7,531,218	7,531,218

Concord Re Limited Insurance(3)	Senior Secured Loan; Term Loan (9.6%, Due 2/12)	3,000,000	3,028,357	3,033,750

CST Industries, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.5%, Due 8/13)	995,000	998,570	1,001,219

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 10/13)	1,000,000	1,010,783	1,026,660
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Third Lien Term Loan (12.9%, Due 4/14)	3,500,000	3,542,358	3,596,250
Delta Educational Systems, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (8.9%, Due 6/12)	2,971,974	2,971,974	2,979,404

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Fasteners For Retail, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.1%, Due 12/12)	5,000,000	5,000,000	5,037,500

First American Payment Systems, L.P. Finance	Senior Secured Loan; Term Loan (8.6%, Due 10/13)	3,980,000	3,980,000	4,009,850

Flatiron Re Ltd. (3) Insurance	Senior Secured Loan; Closing Date Term Loan (9.6%, Due 12/10)	4,042,105	4,079,670	4,082,526

Flatiron Re Ltd. (3) Insurance	Senior Secured Loan; Delayed Draw Term Loan (9.6%, Due 12/10)	1,957,895	1,976,090	1,979,921

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond; 10.125% - 12/2016 - 35687MAN7 (10.1%, Due 12/16)	3,000,000	3,010,000	3,010,000

Frontier Drilling USA, Inc. Oil and Gas	Senior Secured Loan; Tranche B Term Loan (8.6%, Due 6/13)	2,000,000	1,997,581	1,990,000

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche A Credit-Linked Deposit (8.4%, Due 6/11)	1,257,143	1,210,073	1,227,801

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche B Term Loan (8.4%, Due 6/11)	2,722,286	2,620,359	2,651,942

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 6/12)	3,000,000	2,626,000	2,655,000

Gleason Works Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien US Term Loan (7.9%, Due 6/13)	1,793,939	1,802,518	1,807,394

Hawkeye Renewables, LLC Farming and Agriculture	Senior Secured Loan; First Lien Term Loan (9.4%, Due 6/12)	2,984,962	2,904,742	2,910,338

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan; Term Loan B (7.9%, Due 3/13)	2,977,500	2,988,155	2,998,819

Infiltrator Systems, Inc. Ecological	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	3,990,000	3,975,774	3,975,774

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Senior Secured Loan; First Lien Term Loan (8.4%, Due 5/12)	4,263,636	4,275,836	4,284,955

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 5/13)	1,000,000	1,004,778	1,010,000

IPC Systems, Inc. Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 9/14)	2,500,000	2,521,201	2,518,750

Jones Stephens Corp. Buildings and Real Estate(4)	Senior Secured Loan; Term Loan (9.1%, Due 9/12)	6,961,957	6,928,879	6,928,879

JW Aluminum Company Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan; Term Loan (Second Lien) (11.6%, Due 12/13)	2,000,000	2,000,000	2,005,000

Kepler Holdings Limited(3) Insurance	Senior Secured Loan; Term Loan (10.9%, Due 6/09)	3,000,000	3,000,000	3,031,860

La Paloma Generating Company, LLC Utilities	Junior Secured Loan; Second Lien Term Loan (8.9%, Due 8/13)	2,000,000	2,019,514	2,010,840

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Junior Secured Loan; Third Lien (PIK Term Loan) (14.4%, Due 2/12)	2,023,933	2,023,933	2,023,933

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Senior Secured Loan; First Lien (8.6%, Due 1/10)	3,950,000	3,842,538	3,905,563

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Junior Secured Loan; Second Lien (12.6%, Due 1/11)	2,000,000	1,897,740	1,970,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; First Lien Term Loan (9.1%, Due 8/12)	2,977,500	2,977,500	2,962,613

Levlad LLC & Arbonne International LLC (Natural Products) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; Term Loan (7.6%, Due 3/14)	3,000,000	3,000,000	3,011,880

Longyear Canada, ULC (Boart Longyear) (3) Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien Canadian Borrower Term Loan (8.6%, Due 10/12)	245,601	247,673	246,908

Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien DrillCorp (DDTL) (8.6%, Due 10/12)	264,494	266,725	265,901

Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien US Term Loan (8.6%, Due 10/12)	2,466,563	2,487,371	2,477,366

Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Junior Secured Loan; Second Lien Term Loan (12.3%, Due 10/13)	2,000,000	2,029,250	2,045,000

LPL Holdings, Inc. Finance	Senior Secured Loan; Tranche C Term Loan (7.9%, Due 6/13)	5,378,981	5,421,439	5,441,754

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 6/13)	1,000,000	1,000,000	1,002,500

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (8.9%, Due 12/12)	4,000,000	4,000,000	4,010,000

Michaels Stores, Inc. Retail Stores	Senior Secured Loan; Term Loan (8.1%, Due 10/13)	1,953,438	1,960,763	1,973,206

Murray Energy Corporation Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 1/10)	1,984,810	1,998,335	1,994,734

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Construction Term Loan (8.6%, Due 6/13)	1,365,854	1,369,119	1,376,098

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Synthetic LC (8.6%, Due 6/13)	634,146	635,663	638,902

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (8.6%, Due 6/11)	4,635,417	4,602,836	4,602,836

Primus International Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (7.8%, Due 6/12)	3,283,957	3,291,740	3,308,587

Rhodes Companies, LLC (The) Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.9%, Due 11/11)	2,000,000	1,915,203	2,020,000

Sorenson Communications, Inc. Electronics	Senior Secured Loan; Tranche B Term Loan (8.3%, Due 8/13)	2,971,071	2,988,902	2,985,005

Standard Steel, LLC Cargo Transport	Senior Secured Loan; Delayed Draw Term Loan (1.0%, Due 6/12)	—	4,742	4,167

Standard Steel, LLC Cargo Transport	Senior Secured Loan; Initial Term Loan (7.9%, Due 6/12)	3,308,333	3,331,866	3,329,010

Standard Steel, LLC Cargo Transport	Junior Secured Loan; Second Lien Term Loan (11.4%, Due 6/13)	1,000,000	1,009,564	1,015,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Stolle Machinery Company Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Junior Secured Loan; Second Lien Term Loan (11.3%, Due 9/13)	1,000,000	1,017,096	1,011,250

Stolle Machinery Company Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 9/12)	1,990,000	2,001,819	2,009,900

Stratus Technologies, Inc. Electronics	Senior Secured Loan; First Lien Term Loan (8.4%, Due 3/11)	1,990,000	1,985,356	1,991,234

Thermal North America, Inc. Utilities	Senior Secured Loan; Credit Linked Deposit Facility (8.1%, Due 10/08)	400,000	401,267	402,500

Thermal North America, Inc. Utilities	Senior Secured Loan; Term Loan (8.1%, Due 10/08)	3,600,000	3,615,205	3,622,500

TLC Funding Corp. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (First Lien) (10.4%, Due 5/12)	3,960,000	3,866,197	3,984,750

TPF Generation Holdings, LLC Utilities	Junior Secured Loan; Second Lien Term Loan (9.6%, Due 12/14)	2,000,000	2,036,679	2,040,420

TransAxle LLC Automobile	Senior Secured Loan; Revolver (9.9%, Due 9/12)	145,455	140,552	140,552

TransAxle LLC Automobile	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	2,925,000	2,925,000	2,925,000

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (7.6%, Due 6/13)	902,313	902,313	904,569

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan; Second Lien Term Loan (11.8%, Due 12/13)	2,500,000	2,511,989	2,493,750

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 3/14)	2,000,000	2,043,222	2,039,380

Wire Rope Corporation of America, Inc. Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Mezzanine Investment; 11.000% - 02/2015 - 97654JAA1 (11.0%, Due 2/15)	10,000,000	10,000,000	10,000,000

Wolf Hollow I, LP Utilities	Senior Secured Loan; Acquisition Term Loan (7.6%, Due 6/12)	790,246	777,112	778,392

Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Letter of Credit (7.6%, Due 6/12)	668,412	657,302	658,386

Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Revolver Deposits (7.6%, Due 6/12)	167,103	164,326	164,596

Wolf Hollow I, LP Utilities	Junior Secured Loan; Term Loan (Second Lien) (9.9%, Due 12/12)	2,683,177	2,689,567	2,696,592

Total Investments in Debt Securities and Bonds (75% of total investment assets at fair value)		$214,766,432	$213,953,488	$214,756,479

Equity Portfolio
Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value(2)
Aerostructures Holdings L.P. Aerospace and Defense	Percentage Interest	1.2%	$1,000,000	$1,000,000
FP WRCA Coinvestment Fund VII, Ltd. Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Class A Shares	0.3%	500,000	500,000
Park Avenue Coastal Holding, LLC Buildings and Real Estate(4)	Common Interests	2.0%	1,000,000	1,000,000
Coastal Concrete Southeast, LLC Buildings and Real Estate(4)	Warrants	0.9%	474,140	474,140

Total Investments in Equities (1% of total investment assets at fair value)			$2,974,140	$2,974,140

CDO Fund Investments	Investment	Percent of Class Held	Cost	Value(2)
Katonah III, Ltd.	Preferred Shares	23.08%	$4,500,000	$4,000,000
Katonah IV, Ltd.	Preferred Shares	17.14%	3,150,000	2,770,000
Katonah V, Ltd.	Preferred Shares	26.67%	3,320,000	3,370,000
Katonah VII CLO Ltd.	Subordinated Securities	16.36%	4,500,000	4,500,000
Katonah VIII CLO Ltd.	Subordinated Securities	10.30%	3,400,000	3,400,000
Katonah IX CLO Ltd.	Preferred Shares	6.86%	2,000,000	2,000,000
Grant Grove CLO, Ltd.	Subordinated Securities	22.22%	4,250,000	4,250,000

Total Investments in CDO Funds (8% of total investment assets at fair value)			$25,120,000	$24,290,000

Portfolio Company / Principal Business	Investment	Percent of Interests Held	Cost	Value(2)
Katonah Debt Advisors, L.L.C. / Asset Management (16% of total investment assets at fair value)	Membership Interests	100.00%	$33,394,995	$46,658,105

Total Investments(5)			$275,442,623	$288,678,724

(1)

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at March 31, 2007.

(2)	Reflects the fair market value of all existing investments as of March 31, 2007, as determined by our Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2007, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CDO funds.

(5)

The aggregate cost of investments for federal income tax purposes is approximately $275 million. The aggregate gross unrealized appreciation is approximately $14 million and the aggregate gross unrealized depreciation is approximately $1 million.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2006

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
AGA Medical Corporation Healthcare, Education and Childcare	Senior Secured Loan; Tranche B (7.4%, Due 4/13)	$3,826,751	$3,823,346	$3,823,346

Astoria Generating Company Acquisitions, LLC Utilities	Junior Secured Loan; Second Lien Term C (9.1%, Due 8/13)	2,000,000	2,000,000	2,000,000

Atlantic Marine Holding Company Cargo Transport	Senior Secured Loan; Term Loan (7.9%, Due 8/13)	1,990,000	2,004,839	2,004,839

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan; First Lien Term Loan (8.1%, Due 7/12)	1,995,000	2,009,860	2,009,860

Bay Point Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.9%, Due 12/10)	3,000,000	3,026,001	3,026,001

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Revolver (11.4%, Due 11/11)	375,000	375,000	375,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan A (11.4%, Due 11/11)	4,000,000	4,000,000	4,000,000

Capital Automotive REIT Automobile	Senior Secured Loan; Term Loan (7.1%, Due 12/10)	3,721,052	3,730,265	3,730,265

Caribe Information Investments Incorporated Printing and Publishing	Senior Secured Loan; Term Loan (7.6%, Due 3/13)	6,315,895	6,310,527	6,310,527

Cast & Crew Payroll, LLC (Payroll Acquisition) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan; Initial Term Loan (8.6%, Due 9/12)	7,000,000	7,034,764	7,034,764

Clarke American Corp. Printing and Publishing	Senior Secured Loan; Term Loan B (8.6%, Due 12/11)	2,478,134	2,508,872	2,508,872

Clayton Holdings, Inc Finance	Senior Secured Loan; Term Loan (8.4%, Due 12/11)	811,555	815,586	815,586

Concord Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.6%, Due 2/12)	3,000,000	3,029,779	3,029,779

CST Industries, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.5%, Due 8/13)	997,500	1,001,219	1,001,219

Dayco Products LLC—(Mark IV Industries, Inc.) Automobile	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 12/11)	500,000	501,861	501,861

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 10/13)	1,000,000	1,011,187	1,011,187

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Third Lien Term Loan (12.9%, Due 4/14)	1,500,000	1,518,652	1,518,652

Delta Educational Systems, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (8.9%, Due 6/12)	2,985,987	2,985,987	2,985,987

Fasteners For Retail, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.1%, Due 12/12)	5,000,000	5,000,000	5,000,000

First American Payment Systems, L.P. Finance	Senior Secured Loan; Term Loan (8.6%, Due 10/13)	3,990,000	3,990,000	3,990,000

Flatiron Re Ltd.(3) Insurance	Senior Secured Loan; Closing Date Term Loan (9.6%, Due 12/10)	4,042,105	4,082,142	4,082,142

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment /Interest Rate(1) /Maturity	Principal	Cost	Value(2)
Flatiron Re Ltd.(3) Insurance	Senior Secured Loan; Delayed Draw Term Loan (9.6%, Due 12/10)	1,957,895	1,977,287	1,977,287

Gentiva Health Services, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (7.7%, Due 3/13)	1,848,649	1,848,649	1,848,649

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche A Credit-Linked Deposit (8.3%, Due 6/11)	1,257,143	1,207,290	1,207,290

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche B Term Loan (8.4%, Due 6/11)	2,729,143	2,620,917	2,620,917

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 6/12)	1,000,000	851,051	851,051

Gleason Works Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 6/13)	1,878,788	1,888,127	1,888,127

Hawkeye Renewables, LLC Farming and Agriculture	Senior Secured Loan; First Lien Term Loan (9.4%, Due 6/12)	2,992,481	2,908,240	2,908,240

HCA Inc. Healthcare, Education and Childcare	Senior Secured Loan; Tranche B Term Loan (8.1%, Due 11/13)	4,000,000	4,037,307	4,037,307

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan; Term Loan B (8.6%, Due 3/13)	2,985,000	2,996,125	2,996,125

Infiltrator Systems, Inc. Ecological	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	4,000,000	3,985,099	3,985,099

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Senior Secured Loan; First Lien Term Loan (8.4%, Due 5/12)	3,854,545	3,864,114	3,864,114

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 5/13)	1,000,000	1,004,970	1,004,970

IPC Systems, Inc. Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 9/14)	2,500,000	2,500,000	2,500,000

Jones Stephens Corp. Buildings and Real Estate(4)	Senior Secured Loan; Term Loan (9.2%, Due 9/12)	7,000,000	6,965,235	6,965,235

JW Aluminum Company Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan; Term Loan (Second Lien) (11.6%, Due 12/13)	2,000,000	2,000,000	2,000,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan; Second Lien Term Loan (8.9%, Due 8/13)	2,000,000	2,000,000	2,000,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Senior Secured Loan; First Lien (8.6%, Due 1/10)	3,960,000	3,842,676	3,842,676

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Junior Secured Loan; Second Lien (12.6%, Due 1/11)	2,000,000	1,891,032	1,891,032

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer	Senior Secured Loan; First Lien Term Loan (9.2%, Due 8/12)	2,985,000	2,985,000	2,985,000

Levlad LLC & Arbonne International LLC Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (8.4%, Due 6/13)	1,946,667	1,956,351	1,956,351
Longyear Canada, ULC (Boart Longyear)(3) Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (8.6%, Due 10/12)	245,603	245,603	245,603
Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non- Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First (8.6%, Due 10/12)	264,495	264,495	264,495

Debt Securities Portfolio

Portfolio Company /Principal Business	Investment /Interest Rate(1) /Maturity	Principal	Cost	Value(2)
Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non- Agriculture, Non-Construction, Non- Electronic)	Senior Secured Loan; First Lien Term Loan (8.6%, Due 10/12)	2,450,264	2,450,264	2,450,264

LPL Holdings, Inc. Finance	Senior Secured Loan; Tranche C Term Loan (8.1%, Due 6/13)	5,392,462	5,414,881	5,414,881

LSP Kendall Energy, LLC Utilities	Senior Secured Loan; Term Loan (7.4%, Due 10/13)	1,922,988	1,913,428	1,913,428

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Junior Secured Loan; Second Lien Term Loan (14.3%, Due 6/13)	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (10.8%, Due 12/12)	4,000,000	4,000,000	4,000,000

Metaldyne Corporation Automobile	Senior Secured Loan; Term D (10.1%, Due 12/09)	1,997,475	1,997,475	1,997,475

Michaels Stores, Inc. Retail Stores	Senior Secured Loan; Term Loan (8.4%, Due 10/13)	1,958,333	1,958,333	1,958,333

Mirant North America, LLC Utilities	Senior Secured Loan; Term Loan (7.1%, Due 1/13)	3,960,000	3,950,163	3,950,163

Murray Energy Corporation Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 1/10)	1,989,873	2,004,614	2,004,614

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Construction Term Loan (8.6%, Due 6/13)	1,365,854	1,369,248	1,369,248

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Synthetic LC (8.6%, Due 6/13)	634,146	635,722	635,722

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (8.6%, Due 6/11)	4,756,944	4,721,569	4,721,569

Primus International Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (7.9%, Due 6/12)	3,292,188	3,300,360	3,300,360

Rhodes Companies, LLC (The) Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.9%, Due 11/11)	2,000,000	1,910,700	1,910,700

Sorenson Communications, Inc. Electronics	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 8/13)	2,978,525	2,997,041	2,997,041

Standard Steel, LLC Cargo Transport	Senior Secured Loan; Delayed Draw Term Loan (1.%, Due 6/12)	—	4,965	4,965

Standard Steel, LLC Cargo Transport	Senior Secured Loan; Initial Term Loan (7.9%, Due 6/12)	3,316,667	3,341,369	3,341,369

Standard Steel, LLC Cargo Transport	Junior Secured Loan; Second Lien Term Loan (11.4%, Due 6/13)	1,000,000	1,009,941	1,009,941

Stolle Machinery Company Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 9/12)	1,995,000	2,007,386	2,007,386

Stratus Technologies, Inc. Electronics	Senior Secured Loan; First Lien Term Loan (8.4%, Due 3/11)	1,990,000	1,985,070	1,985,070

Thermal North America, Inc. Utilities	Senior Secured Loan; Credit Linked Deposit (8.1%, Due 10/08)	400,000	401,469	401,469

Thermal North America, Inc. Utilities	Senior Secured Loan; Term Loan (8.1%, Due 10/08)	3,600,000	3,617,627	3,617,627

TLC Funding Corp. Healthcare, Education and Childcare	Senior Secured Loan; First Lien Term Loan (12.3%, Due 5/12)	3,970,000	3,871,451	3,871,451

TransAxle LLC Automobile	Senior Secured Loan; Revolver (8.9%, Due 9/12)	—	—	—

Debt Securities Portfolio

Portfolio Company /Principal Business	Investment /Interest Rate(1) /Maturity	Principal	Cost	Value(2)
TransAxle LLC Automobile	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	2,962,500	2,962,500	2,962,500

United Air Lines, Inc. Personal Transportation	Senior Secured Loan; Delayed Draw Tranche B Loan (9.1%, Due 2/12)	750,000	750,000	750,000

United Air Lines, Inc. Personal Transportation	Senior Secured Loan; Tranche B Term Loan (9.1%, Due 2/12)	3,250,000	3,250,000	3,250,000

Valleycrest Holding Co. (VCC Holdco) Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 4/14)	1,000,000	1,007,461	1,007,461

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (7.6%, Due 6/13)	902,313	902,313	902,313

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 12/13)	2,500,000	2,512,432	2,512,432

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 3/14)	2,000,000	2,044,763	2,044,763

WM. Bolthouse Farms, Inc. Beverage, Food and Tobacco	Senior Secured Loan; Term Loan (First Lien) (7.6%, Due 12/12)	2,592,462	2,586,023	2,586,023

Wolf Hollow I, LP Utilities	Senior Secured Loan; Acquisition Term Loan (7.6%, Due 6/12)	792,335	778,545	778,545

Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Letter of Credit (7.6%, Due 6/12)	668,412	656,779	656,779

Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Revolver Deposits (7.6%, Due 6/12)	167,103	164,195	164,195

Wolf Hollow I, LP Utilities	Junior Secured Loan; Term Loan (Second Lien) (9.9%, Due 12/12)	2,683,177	2,689,842	2,689,842

Total Investments in Debt Securities (77% of total investment assets at fair value)		$191,173,409	$190,767,384	$190,767,384

CDO Fund Investments	Investment	Percent of Class Held	Cost	Value(2)
Katonah III, Ltd.	Preferred Shares	23.08%	$4,500,000	$4,500,000
Katonah IV, Ltd.	Preferred Shares	17.14%	3,150,000	3,150,000
Katonah V, Ltd.	Preferred Shares	26.67%	3,320,000	3,320,000
Katonah VII CLO Ltd.	Subordinated Securities	16.36%	4,500,000	4,500,000
Katonah VIII CLO Ltd.	Subordinated Securities	10.30%	3,400,000	3,400,000
Katonah IX CLO Ltd.	Preferred Shares	6.86%	2,000,000	2,000,000

Total Investments in CDO Funds (8% of total investment assets at fair value)			$20,870,000	$20,870,000

Portfolio Company / Principal Business	Investment	Percent of Interests Held	Cost	Fair Value
Katonah Debt Advisors, L.L.C. / Asset Management (15% of total investment assets at fair value)	Membership Interests	100.00%	$33,394,995	$37,574,995

Total Investments(5)			$245,032,379	$249,212,379

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

KOHLBERG CAPITAL CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

Three Months Ended 31, 2007
Operations:
Net investment income	$5,294,388
Net realized gains from investment transactions	86,234
Net unrealized gains on investments	8,568,386

Net increase in net assets resulting from operations	13,949,008

Shareholder distributions:
Common stock dividends from net operating income	(5,204,436)

Net decrease in net assets resulting from shareholder distributions	(5,204,436)

Capital share transactions:
Stock based compensation	147,000

Net increase in net assets resulting from capital share transactions	147,000

Net assets at beginning of period	256,400,423

Net assets at end of period (including accumulated undistributed net investment income of $594,016)	$265,291,995

Net asset value per common share	$14.78
Common shares outstanding at end of period	17,946,333

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

(unaudited)

Three Months Ended March 31, 2007
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$13,949,008
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on investment transactions	(86,234)
Unrealized gain on investments	(8,568,386)
Net accretion of discount on securities	(31,413)
Purchases of investments	(66,373,379)
Payment-in-kind interest	(23,933)
Proceeds from sale and redemption of investments	23,467,774
Stock based compensation expense	147,000
Equity in income of affiliate	(487,715)
Changes in operating assets and liabilities:
Change in restricted cash	(933,376)
Interest and dividends receivable	(1,363,399)
Accounts receivable	(55,114)
Other assets	(1,196,295)
Due from affiliate	(689,139)
Accounts payable and accrued expenses	98,662

Net cash used in operating activities	(42,145,939)

FINANCING ACTIVITIES:
Borrowings	15,000,000

Net cash provided by financing activities	15,000,000

CHANGE IN CASH AND CASH EQUIVALENTS	(27,145,939)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,404,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,258,554

Supplemental Information:
Interest paid during the period	$—
Dividends declared during the period	$5,204,436
Cash restricted during the period under terms of secured revolving credit facility	$933,376

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

Three Months Ended March 31, 2007
Per Share Data:
Net asset value, at beginning of period	$14.29
Net investment income (1)	0.30
Net realized gains (1)(2)(3)	—
Net change in unrealized appreciation on investments(1)(2)	0.47
Distribution from net investment income and realized gains(1)(2)	(0.29)

Net increase in net assets resulting from operations(1)	0.48
Stock based compensation expense(1)	0.01

Net asset value, end of period	$14.78

Total net asset value return(4)	5.5%
Ratio/Supplemental Data:
Per share market value at beginning of period	$17.30
Per share market value at end of period	$16.00
Total market return(5)	-5.8%
Shares outstanding at end of period	17,946,333
Net assets at end of period	$265,291,995
Portfolio turnover rate(6)	9.2%
Average debt outstanding	$3,666,667
Average debt outstanding per share(1)	$0.20
Ratio of net investment income to average net assets(7)	8.1%
Interest expense to average net assets(7)	0.2%
Ratio of non-interest expenses to average net assets(7)	2.4%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Net realized gains and net change in unrealized appreciation or depreciation can fluctuate significantly from period to period.
(3)	Net realized gains are less than $0.005.
(4)

Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.

(5)	Total market return (not annualized) equals the change in the ending market value over the beginning of period price per share plus dividends, divided by the beginning price.
(6)	Not annualized.
(7)	Annualized.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of our common stock raised net proceeds of approximately $200 million.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also plans to expand the middle market investment business and asset management business of Katonah Debt Advisors, which the Company acquired prior to the IPO. As of March 31, 2007, Katonah Debt Advisors had approximately $1.7 billion of assets under management and continues to manage CDO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments.

The Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, the Company generally will not have to pay corporate-level taxes on any income that it distributes to its stockholders.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and the accounts of our special purpose financing subsidiary, Kohlberg Capital Funding LLC I. All intercompany accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).

The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are computed using the specific identification method. The Company carries its investments at fair value, as determined by the Board of Directors.

Loans and Debt Securities. For loans and debt securities for which market quotations are readily available, fair value generally is equal to the market price for those loans and securities. For loans and debt securities for which a market quotation is not readily available, fair value generally approximates amortized cost unless the borrower’s enterprise value or overall financial condition or other factors lead to a determination of fair value at a different amount; as a general rule, the Company does not value such loans or debt securities above cost, but such loans and debt securities will be subject to fair value write-downs when the asset is considered impaired.

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

The Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

Restricted Cash. Restricted cash consists of cash held in an operating account pursuant to the Company’s secured revolving credit facility agreement with its lender.

Interest Income. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At March 31, 2007, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At March 31, 2007, there was an unamortized debt issuance cost of approximately $1.2 million included in other assets in the accompanying balance sheet. Amortization expense for the three months ended March 31, 2007 was approximately $31,000. The Company had no borrowing facility in place or amortization of debt issuance costs at and for the year ended December 31, 2006.

Dividends. Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and fiscal year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of its stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of the Company’s common stock.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting for the three months ended March 31, 2007:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$13,949,008
Numerator for basic and diluted net investment income:	$5,294,388
Denominator for basic weighted average shares:	17,946,333
Dilutive effect of stock options:	11,269

Denominator for diluted weighted average shares:	17,957,602

Basic net increase in stockholders’ equity resulting from operations per share:	$0.78
Diluted net increase in stockholders’ equity resulting from operations per share:	$0.78

4. INVESTMENTS

For the three months ended March 31, 2007, the Company purchased or originated at cost approximately $47 million of investments in debt securities, $3 million in equity securities and $4 million of investments in collateralized debt obligation securities. For the three months ended March 31, 2007, the Company sold, at cost basis, approximately $18 million of investments in debt securities. As of March 31, 2007, no securities were on non-accrual status.

Investment Securities

The Company invests in senior secured loans and mezzanine debt and, in the future and to a lesser extent, equity capital of middle market companies in a variety of industries. The Company generally targets companies that generate positive cash flows because the Company looks to cash flows as the primary source for servicing debt. However, the Company may invest in other industries if it is presented with attractive opportunities.

The following table shows the Company’s portfolio by security type at March 31, 2007:

	March 31, 2007 (unaudited)
Security Type	Investments at Fair Value	Percentage of Portfolio
Senior Secured Loan	$150,412,107	52.1%
Junior Secured Loan	43,803,154	15.2
Mezzanine Investment	17,531,218	6.1
Senior Subordinated Bond	3,010,000	1.0
CDO Equity	24,290,000	8.4
Equity Securities	2,974,140	1.0
Asset Management Company	46,658,105	16.2

Total	$288,678,724	100.0%

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2007, was as follows:

	March 31, 2007 (unaudited)
Industry	Investments at Fair Value	Percentage of Portfolio
Aerospace and Defense	$15,950,802	5.5%
Automobile	3,065,552	1.1
Buildings and Real Estate	32,388,477	11.2
Cargo Transport	6,348,127	2.2
CDO Equity	24,290,000	8.4
Chemicals, Plastics and Rubber	2,030,000	0.7
Containers, Packaging and Glass	5,294,955	1.8
Diversified/Conglomerate Manufacturing	6,038,719	2.1
Diversified/Conglomerate Service	7,067,144	2.4
Ecological	3,975,774	1.4
Electronics	12,609,149	4.4
Farming and Agriculture	4,925,338	1.7
Finance	10,199,234	3.5
Healthcare, Education and Childcare	23,194,677	8.0
Home and Office Furnishings, Housewares, and Durable Consumer	2,962,613	1.0
Insurance	15,161,807	5.3
Leisure, Amusement, Motion Pictures, Entertainment	7,017,413	2.4
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	20,363,719	7.1
Mining, Steel, Iron and Non-Precious Metals	3,999,734	1.4

	March 31, 2007 (unaudited)
Industry	Investments at Fair Value	Percentage of Portfolio
Oil and Gas	1,990,000	0.7
Personal and Non Durable Consumer Products (Mfg. Only)	6,410,199	2.2
Asset Management Company	46,658,105	16.2
Printing and Publishing	8,340,393	2.9
Retail Stores	1,973,206	0.7
Utilities	16,423,587	5.7

Total	$288,678,724	100.0%

The following table shows the Company’s portfolio by security type at December 31, 2006:

	December 31, 2006
Security Type	Investments at Fair Value	Percentage of Portfolio
Senior Secured Loan	$163,313,492	65.5%
Junior Secured Loan	27,453,892	11.0
CDO Equity	20,870,000	8.4
Asset Management Company	37,574,995	15.1

Total	$249,212,379	100%

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2006, was as follows:

	December 31, 2006 (unaudited)
Industry	Investments at Fair Value	Percentage of Portfolio
Aerospace and Defense	$10,066,692	4.0%
Automobile	9,192,101	3.7
Beverage, Food and Tobacco	2,586,023	1.0
Buildings and Real Estate	19,288,901	7.7
Cargo Transport	6,361,114	2.6
CDO Equity	20,870,000	8.4
Containers, Packaging and Glass	4,869,084	2.0
Diversified/Conglomerate Manufacturing	6,001,219	2.4
Diversified/Conglomerate Service	5,517,321	2.2
Ecological	3,985,099	1.6
Electronics	7,511,950	3.0
Farming and Agriculture	4,913,210	2.0
Finance	10,220,467	4.1
Healthcare, Education and Childcare	28,937,865	11.5
Home and Office Furnishings, Housewares, and Durable Consumer	2,985,000	1.2
Insurance	12,115,209	4.9
Leisure, Amusement, Motion Pictures, Entertainment	7,034,764	2.8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	6,855,875	2.8
Mining, Steel, Iron and Non-Precious Metals	4,004,614	1.6
Personal and Non Durable Consumer Products (Mfg. Only)	5,371,096	2.2
Personal Transportation	4,000,000	1.6
Asset Management Company	37,574,995	15.1
Printing and Publishing	8,819,399	3.5
Retail Stores	1,958,333	0.8
Utilities	18,172,048	7.3

Total	$249,212,379	100.0%

The Company may invest up to 30% of the investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CDO Funds, distressed debt or equity securities of public companies. The Company expects that these public companies generally will have debt that is non-investment grade. The Company also may invest in debt of middle market companies located outside of the United States, which investments (excluding the Company’s investments in CDO Funds) are not anticipated to be in excess of 10% of the investment portfolio at the time such investments are made. As a result of regulatory restrictions, the Company is not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At March 31, 2007, approximately 14% of the Company’s investments were foreign assets (including the Company’s investments in CDO Funds, which are typically domiciled outside the U.S. and represent approximately 8% of its portfolio).

At December 31, 2006, approximately 13% of the Company’s investments were foreign assets (including the Company’s investments in CDO Funds, which are typically domiciled outside the U.S. and represent approximately 8% of its portfolio).

At March 31, 2007, the Company’s ten largest portfolio companies represented approximately 36% of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 16% of the total fair value of the Company’s investments.

At December 31, 2006, the Company’s ten largest portfolio companies represented approximately 35% of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 15% of the total fair value of the Company’s investments.

Investment in CDO Fund Securities

Prior to its IPO, the Company issued an aggregate of 1,258,000 common shares, having a value of approximately $19 million, to affiliates of Kohlberg & Co. to acquire certain subordinated debt and preferred stock securities issued by CDO Funds (Katonah III, Ltd., Katonah IV, Ltd., Katonah V, Ltd., Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd.) managed by Katonah Debt Advisors and two other asset managers. The subordinated debt and preferred stock securities are considered equity positions in the CDO Funds and, as of March 31, 2007 and December 31, 2006, the Company had $24 million and $21 million, respectively, of such CDO equity investments.

The CDO Funds managed by Katonah Debt Advisors include Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd., and Katonah IX CLO Ltd. and totaled $10 million at both March 31, 2007 and December 31, 2006. The Company may also invest in CDO Funds not managed by Katonah Debt Advisors. As of March 31, 2007 and December 31, 2006, the Company had $14 million and $11 million, respectively, of CDO Fund investments managed by third parties.

The cost basis of the Company’s investment in CDO Fund equity securities as of March 31, 2007 was $25 million and aggregate unrealized losses on the CDO Fund investments totaled $830,000. The cost basis of the Company’s investment in CDO Fund equity securities as of December 31, 2006 was $21 million and with no aggregate unrealized losses on the CDO Fund investments. Equity positions in CDO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CDO Fund’s securities less contractual payments to senior bond holders and CDO Fund expenses. As the underlying securities in a more seasoned CDO Fund amortize or paydown, cash distributions to senior bond holders will include a return of equity and future interest payments will decrease as a result of reduced principal balances. As a result, residual payments to the holder of an equity position will also decrease. The net expected future cash flows and proceeds at the termination of the CDO Fund are key assumptions in the determination of value for a CDO Fund equity investment.

The CDO Funds managed by Katonah Debt Advisors and other asset managers consist almost exclusively of credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

5. WHOLLY-OWNED ASSET MANAGER

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of March 31, 2007, Katonah Debt Advisors had approximately $1.7 billion of assets under management.

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

Katonah Debt Advisors, as a wholly-owned portfolio company, is accounted for using the equity method of accounting consistent with the Company’s status as a BDC. Under the equity method of accounting, Katonah Debt Advisors is initially recorded at cost on the Company’s balance sheet. Subsequent net income or losses of Katonah Debt Advisors under GAAP is recognized as affiliate income or loss on the Company’s income statement with a corresponding increase (in the case of net income) or decrease (in the case of net loss) in the cost basis of the investment in Katonah Debt Advisors on the Company’s balance sheet. The revenue that Katonah Debt Advisors generates through the fees it receives for managing CDO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Cash distributions of Katonah Debt Advisors’ accumulated GAAP net income would increase cash and reduce the basis of Katonah Debt Advisors on the Company’s balance sheet. As with all other investments, Katonah Debt Advisors’ market value is periodically determined. The valuation is primarily based on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated net cash flows. Any change in value from period to period is recognized as unrealized gain or loss.

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

Tax goodwill amortization was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, for tax purposes such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, resulting in an annual difference between GAAP income and distributable income by which GAAP income will exceed distributable income by approximately $2 million per year over such period. As a result, if Katonah Debt Advisors were to distribute its GAAP net income to the Company, only Katonah Debt Advisors’ taxable net income after such goodwill amortization will be required to be distributed to the Company’s shareholders.

At March 31, 2007, amounts due from affiliates totaled approximately $601,000.

Summarized financial information for Katonah Debt Advisors follows:

As of March 31, 2007
(unaudited)
ASSETS
Current assets	$2,563,882
Noncurrent assets	526,696

Total assets	$3,090,578

LIABILITIES
Current liabilities	$1,683,653

Total liabilities	$1,683,653

Three Months Ended March 31, 2007
(unaudited)
Gross revenue	$2,168,664
Total expenses	(1,680,949)

Net income	487,715

As of December 31, 2006
ASSETS
Current assets	$2,860,329
Noncurrent assets	661,637

Total assets	$3,521,966

LIABILITIES
Current liabilities	$2,602,755

Total liabilities	$2,602,755

For the Period December 11, 2006 through December 31, 2006
Gross revenue	$200,610
Total expenses	(273,320)

Net income	(72,710)

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2007	As of December 31, 2006
	(unaudited)
Secured revolving credit facility, $200 million commitment with ability to increase to $250 million due February 14, 2012	$15,000,000	$—

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million (with an ability to increase to $250 million subject to certain conditions) in financing (the “Facility”). Advances under the Facility are used by the Company primarily to make additional investments. The Company expects that the Facility will be secured by loans that it currently owns and the loans acquired by the Company with the advances under the Facility. The Company will borrow under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I. Under the Facility, funds are loaned by or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus an applicable margin. The interest charged on borrowed funds is based on the commercial paper rate plus 0.70% and is payable monthly.

The weighted average daily debt balance for the three months ended March 31, 2007 was $4 million. For the three months ended March 31, 2007, the weighted average interest rate on weighted average outstanding borrowings was 5.7% which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of March 31, 2007, we had restricted cash balances of approximately $933,000 which we maintained in accordance with the terms of our Facility. A portion of these funds, approximately $417,000, were released to us in April 2007.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. As of December 31, 2006, the Company’s undistributed taxable income was approximately $529,000. The Company plans to distribute 2006 distributable income in 2007.

For the three months ended March 31, 2007, the Company declared a dividend on March 13, 2007 of $0.29 per share for a total of approximately $5 million. The record date was April 6, 2007 and the dividend was distributed on April 17, 2007.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the period of March 31, 2007:

Pre-tax net increase in stockholders’ equity resulting from operations	$13,949,008
Net unrealized gain on investments transactions not taxable	(8,568,386)
Other income not currently taxable	(487,715)
Expenses not currently deductible	92,966

Taxable income before deductions for distributions	$4,985,873

Taxable income before deductions for distributions per outstanding share	$0.28

8. COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $520,000 has been funded. As of March 31, 2007, the Company had committed to make a total of approximately $667,000 of investments in a delayed draw senior secured loan.

As of December 31, 2006, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, all of which was unfunded. As of December 31, 2006, the Company had committed to make a total of approximately $667,000 of investments in a delayed draw senior secured loan.

On February 7, 2007, the Company entered into an agreement with Bear, Stearns & Co. Inc. (“Bear Stearns”) pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Briarcliff CLO I Ltd. (“Briarcliff”), which will invest in broadly syndicated corporate loans and mezzanine securities of CDO funds (other than the CDO Funds managed by Katonah Debt Advisors) rated “BBB” or “BB”, with a total fund size expected to be $300 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow it to accumulate assets for Briarcliff. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Briarcliff prior to the completion of the fund (a “First Loss Guarantee”) with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon the closing of the securitization, less the financing costs of LIBOR plus 0.75%, reset daily. As of March 31, 2007 Katonah Debt Advisors has aggregated approximately $123 million of assets for Briarcliff and the Company does not expect to incur any losses on the assets acquired for Briarcliff.

On March 3, 2007, the Company entered into an agreement with Bear Stearns pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Katonah CLO XI Ltd. (“Katonah CLO XI”) which will invest in broadly syndicated senior loans, second lien loans, and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) with a total fund size expected to be $400 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow it to accumulate assets for Katonah CLO XI. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Katonah CLO XI prior to the completion of the fund with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily. As of March 31, 2007 Katonah Debt Advisors has aggregated approximately $29 million of assets for Katonah CLO XI and does not expect to incur any losses on the loans acquired for Katonah CLO XI.

On March 12, 2007, the Company entered into an agreement with Lehman Commercial Paper Inc. (“Lehman”) pursuant to which Lehman will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Ardsley CLO 2007-1 Ltd. (“Ardsley CLO 2007-1”) which will invest in senior loans to middle market companies, broadly syndicated senior loans and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) of corporate issuers with a total fund size expected to be $300 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Lehman will provide funding which will allow it to accumulate assets for Ardsley CLO 2007-1. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Lehman for losses incurred on loans acquired for Ardsley CLO 2007-1 prior to the completion of the fund with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily. As of March 31, 2007 Katonah Debt Advisors has aggregated approximately $8 million in loans for Ardsley CLO 2007-1 and the Company does not expect to incur any losses on the loans acquired for Ardsley CLO 2007-1.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $199 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CDO Funds and for the acquisition of Katonah Debt Advisors. Total shares outstanding as of March 31, 2007 and as of December 31, 2006 was 17,946,333.

10. STOCK OPTIONS

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

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the three months ended March 31, 2007, the Company granted 415,000 options to its employees with a weighted average exercise price per share of $16.37, with a risk-free rate ranging between 4.6% to 4.8%, with volatility rates ranging between 20.5% to 20.9% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. As of March 31, 2007, 1,325,000 total options were outstanding, none of which where exercisable. The options have an estimated remaining contractual life of 9 years and 8 months.

During the three months ended March 31, 2007, the weighted average grant date fair value per share for options granted during the period was $1.79. Information with respect to options granted, exercised and forfeited under the Plan for the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate IntrinsicValue(1)
Options outstanding at January 1, 2007	910,000	$15.00
Granted	415,000	$16.37
Exercised	—
Forfeited	—

Outstanding at March 31, 2007	1,325,000	$15.43	9.7	$756,800

(1)	Represents the difference between the market value of the options at March 31, 2007 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) valuation model to establish the expected value of all stock option grants. For the three months ended March 31, 2007, total stock option expense of approximately $147,000 was recognized; of this amount approximately $124,000 was expensed at the Company and approximately $23,000 was expensed at Katonah Debt Advisors. At March 31, 2007, the Company had approximately $1.9 million of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized and allocated between the Company and Katonah Debt Advisors over a weighted average period of 3.2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of contributions, which fully vest at the time of contribution. For the three months ended March 31, 2007, no employer contributions to the 401K Plan were made.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company contributes to the Pension Plan 1) 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three months ended March 31, 2007, no employer contributions to the Pension Plan were made.

12. IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have assessed the adoption of FIN 48 and do not expect it to materially impact our financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, the Company is evaluating the implications of SFAS No. 159, and its impact on the financial statements has not yet been determined.

13. SUBSEQUENT EVENTS

On March 19, 2007, Katonah Debt Advisors priced its fourth CDO, which increases Katonah Debt Advisors’ assets under management by $500 million. This CDO is expected to close on May 15, 2007 and Katonah Debt Advisors will receive a one-time structuring fee of $1 million at closing and recurring management fees paid quarterly. The Company has committed to make a $5 million equity investment in this CDO Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The matters discussed in this report, as well as in future oral and written statements by management of Kohlberg Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to acquire or originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this quarterly report, please see the discussion under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this quarterly report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report.

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

Our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized debt obligation funds (“CDO Funds”) that invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of March 31, 2007, Katonah Debt Advisors had approximately $1.7 billion of assets under management.

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured first and second lien term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We also expect to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio and the CDO Funds managed by Katonah Debt Advisors, consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

As a Regulated Investment Company (“RIC”), we intend to distribute to our stockholders substantially all of our net taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.

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

Kohlberg Capital’s portfolio investments at fair value increased from $249.2 million at December 31, 2006 to $288.7 million as of March 31, 2007. The net increase in portfolio size was funded primarily with borrowings under our new credit facility and with the proceeds of the over-allotment option exercised in connection with our December 2006 IPO. During the first quarter, the Company also sold some of its initial portfolio of primarily first lien loans that was accumulated prior to completion of the IPO in order to move towards our targeted portfolio mix of first and second lien loans, mezzanine finance and equity securities.

First lien loan balances at fair value decreased $12.9 million to $150.4 million at quarter end as a result of principal amortization and sales of lower yielding loans in order to increase investments in second lien and mezzanine loans. Second lien and mezzanine loan positions increased by $36.9 million to $64.3 million and the Company had equity securities, other than CDO equity securities, totaling $3 million at March 31, 2007. The Company’s investment in CDO Fund securities increased by $3.4 million to $24.3 million.

The investment portfolio (excluding the Company’s investment in Katonah Debt Advisors) at quarter end is well-diversified across 24 different industries and 64 different entities with an average balance per investment of $3.8 million. As of March 31, 2007, all portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CDO Funds in which it invests, and the CDO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by residential mortgages or other consumer borrowings.

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

Investment in CDO Fund Securities

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

Investment in Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CDO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CDO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings. Katonah Debt Advisors receives management fees, which are generally based on a fixed percentage of assets under management, and generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. Katonah Debt Advisors also typically receives one-time structuring fees upon the creation of a new CDO Fund and may also receive incentive fees paid by the CDO Funds if it achieves a specified rate of return to the subordinated debt or preferred stock securities. As of March 31, 2007, Katonah Debt Advisors had approximately $1.7 billion of assets under management.

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

Tax goodwill amortization was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to our initial public offering (“IPO”) in exchange for shares of our stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, for tax purposes such exchange was considered an asset purchase under Section 351(a) of the Internal Revenue Code of 1986, as amended (the “Code”). At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, resulting in an annual difference between GAAP income and distributable income by which GAAP income will exceed distributable income by approximately $2 million per year over such period. As a result, if Katonah Debt Advisors were to distribute its GAAP net income to us, only Katonah Debt Advisors’ taxable net income after such goodwill amortization will be required to be distributed to our shareholders.

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase in stockholders’ equity resulting from operations which includes net investment income (loss) and net realized and unrealized gain (loss). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments, is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for the three months ended March 31, 2007. Prior to the completion of our IPO on December 11, 2006, we had no material operations. Therefore, there are no comparable prior periods presented.

Investment Income

Investment income for the three months ended March 31, 2007 was approximately $6.5 million. Of this amount, approximately $4.4 million was related to interest income on our middle market investments which had an average par value during the period of approximately $199 million. Approximately $1.8 million of investment income related to dividends earned on CDO equity investments.

Investment income is primarily dependent on the composition and credit quality of our investment portfolio. Generally, our debt securities portfolio is expected to generate predictable, recurring interest income in accordance with the contractual terms of each loan. Corporate equity securities may pay a dividend and may increase in value for which a gain may be recognized; generally such dividend payments and gains are less predictable than interest income on our loan portfolio. Dividends from CDO Fund securities are dependent on the performance of the underlying assets in each CDO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CDO Fund are primary factors which determine the level of income on our CDO Fund securities.

Expenses

Total expenses for the three months ended March 31, 2007 were approximately $1.7 million. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $148,000 on average debt outstanding of $4 million. Approximately $818,000 of expenses related to employment compensation, including salaries, bonuses and stock option expense for the period. Other expenses included approximately $423,000 in professional fees and $339,000 in administrative and other costs.

Interest and compensation expense are generally expected to be our largest expenses each period. Interest expense is dependent on the average outstanding balance on our revolving credit facility and the base index rate for the period. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and bonus expenses are estimated and accrued since bonuses are paid annually.

Equity in Income from Affiliate

At March 31, 2007, Kohlberg Capital’s investment in its wholly owned portfolio company, Katonah Debt Advisors, was approximately $46.7 million. For the three months ended March 31, 2007, Katonah Debt Advisors had GAAP net income of approximately $488,000. The net income of Katonah Debt Advisors is included in the GAAP income of Kohlberg Capital Corporation. For purposes of calculating quarterly dividends, only cash distributions of Katonah Debt Advisors’ current or accumulated undistributed net income to Kohlberg Capital are included. Katonah Debt Advisors made no cash distributions of its income in the first quarter of 2007. For purposes of calculating distributable income for required quarterly dividends as a regulated investment company, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by Kohlberg Capital prior to the IPO. As a result, the amount of our declared dividends, as evaluated by management and approved by our board of directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses) and may result in a dividend amount that exceeds our distributable tax income but not our GAAP net investment income.

Net Change in Unrealized Appreciation on Investments

During the three months ended March 31, 2007, the Company’s investments had an increase in net unrealized appreciation of $8.6 million. The increase in net unrealized appreciation was primarily a result of the appreciation of our wholly-owned portfolio company, Katonah Debt Advisors. Katonah Debt Advisors, as a portfolio manager, receives fee income from managing CDO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments.

The increase in value is primarily as a result of an increase in Katonah Debt Advisors’ assets under management from $1.2 billion prior to our IPO to $1.7 billion as of March 31, 2007. During the three months ended March 31, 2007, Katonah Debt Advisors increased its assets under management for Katonah X CLO Ltd. from approximately $189 million to approximately $376 million and for Briarcliff I CDO Ltd. from approximately $18 million to approximately $123 million. In addition, Katonah Debt Advisors began to warehouse assets of approximately $36 million for two new CDO funds during the three months ended March 31, 2007. Katonah Debt Advisors expects to complete these funds by year-end 2007.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2007 was approximately $14 million, or $0.78 per outstanding share.

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

As of March 31, 2007 and December 31, 2006 the fair value of investments and cash and cash equivalents were as follows:

	Investments at Fair Value (unaudited)
Security Type	March 31, 2007	December 31, 2006
Cash and cash equivalents	$5,258,554	$32,404,493
Senior Secured Loan	150,412,107	163,313,492
Junior Secured Loan	43,803,154	27,453,892
Mezzanine Investment	17,531,218	—
Senior Subordinated Bond	3,010,000	—
CDO Equity	24,290,000	20,870,000
Equity Securities	2,974,140	—
Portfolio Management Company	46,658,105	37,574,995

Total	$293,937,278	$281,616,872

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million (with an ability to increase to $250 million subject to certain conditions) in financing (the “Facility”). Advances under the Facility are used by the Company primarily to make additional investments. The Company expects that the Facility will be secured by loans that it currently owns and the loans acquired by the Company with the advances under the Facility. The Company will borrow under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I. Under the Facility, funds are loaned by or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus an applicable margin. The interest charged on borrowed funds is based on the commercial paper rate plus 0.70% and is payable monthly. As of March 31, 2007, the outstanding balance on this facility was $15 million with available additional borrowing capacity of $185 million. The maturity date of the facility is February 14, 2012. As of March 31, 2007, we had restricted cash balances of approximately $933,000 which we maintained in accordance with the terms of our Facility. A portion of these funds, approximately $417,000, were released to us in April 2007.

We expect our cash on hand, borrowings under our current Facility’s undrawn commitments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly owned portfolio company, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be investments in secured lien loans, mezzanine debt and CDO Fund equity. In order to fund new originations, we intend to use cash on hand, advances under our credit Facility and equity financings. Our credit Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the Facility, in which case we will seek to fund originations using new debt or equity financings.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2007 and December 31, 2006, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $520,000 was funded as of March 31, 2007 and no amount was funded as of December 31, 2006. As of March 31, 2007 and December 31, 2006, the Company had committed to make a total of approximately $667,000 of investments in a delayed draw senior secured loan.

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

On February 7, 2007, the Company entered into an agreement with Bear, Stearns & Co. Inc. (“Bear Stearns”) pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Briarcliff CLO I Ltd. (“Briarcliff”), which will invest in broadly syndicated corporate loans and mezzanine securities of CDO funds (other than the CDO Funds managed by Katonah Debt Advisors) rated “BBB” or “BB”, with a total fund size expected to be $300 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow it to accumulate assets for Briarcliff. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Briarcliff prior to the completion of the fund (a “First Loss Guarantee”) with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon the closing of the securitization, less the financing costs of LIBOR plus 0.75%, reset daily. As of March 31, 2007 Katonah Debt Advisors has aggregated approximately $123 million of assets for Briarcliff and the Company does not expect to incur any losses on the assets acquired for Briarcliff.

On March 3, 2007, the Company entered into an agreement with Bear Stearns pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Katonah CLO XI Ltd. (“Katonah CLO XI”) which will invest in broadly syndicated senior loans, second lien loans, and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) with a total fund size expected to be $400 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow it to accumulate assets for Katonah CLO XI. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Katonah CLO XI prior to the completion of the fund with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily. As of March 31, 2007 Katonah Debt Advisors has aggregated approximately $29 million of assets for Katonah CLO XI and does not expect to incur any losses on the loans acquired for Katonah CLO XI.

On March 12, 2007, the Company entered into an agreement with Lehman Commercial Paper Inc. (“Lehman”) pursuant to which Lehman will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Ardsley CLO 2007-1 Ltd. (“Ardsley CLO 2007-1”) which will invest in senior loans to middle market companies, broadly syndicated senior loans and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) of corporate issuers with a total fund size expected to be $300 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Lehman will provide funding which will allow it to accumulate assets for Ardsley CLO 2007-1. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Lehman for losses incurred on loans acquired for Ardsley CLO 2007-1 prior to the completion of the fund with such reimbursement limited based on a percentage of warehoused assets. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily. As of March 31, 2007 Katonah Debt Advisors has aggregated approximately $8 million in loans for Ardsley CLO 2007-1 and the Company does not expect to incur any losses on the loans acquired for Ardsley CLO 2007-1.

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments and certain revenue recognition matters as discussed below.

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

Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At March 31, 2007 and December 31, 2006, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Payment in Kind Interest

The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended March 31, 2007, the Company earned approximately $24,000 in PIK interest.

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

Dividends

Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and fiscal year.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of our common stock.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our business activities contain elements of market risks. We consider our principal market risks to be fluctuations in interest rates and the valuations of our investment portfolio. Managing these risks is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2007, approximately 94% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2007, we had $15 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.70%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2007 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately 1% over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately 1% over a one-year period. Because most of our investments at March 31, 2007 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2007. In connection with the Facility established on February 14, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

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

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of various members of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently a party to any material legal proceedings nor, to our knowledge, are any material legal proceedings threatened against us or any subsidiary, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial conditions, or results of our operations.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOHLBERG CAPITAL CORPORATION

Date: May 14, 2007	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2007	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer
(principal financial and accounting officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Submitted herewith.