Form 10-Q
period 2007-06-30
Kohlberg Capital CORP
filed 2007-08-14
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of common stock of the registrant as of July 31, 2007 was 17,997,611.

PART I. Financial Information

Item 1.	Financial Statements

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
ASSETS
Investments at fair value:
Investments in debt securities (cost: 2007 – $275,008,064; 2006 – $190,767,384)	$275,151,032	$190,767,384
Investments in CDO fund securities (cost: 2007 – $29,870,000; 2006 – $20,870,000)	28,920,000	20,870,000
Investments in equity securities (cost: 2007 – $2,974,140; 2006 – $0)	2,974,140	—
Affiliate investment (cost: 2007 – $33,394,995; 2006 – $33,394,995)	58,990,846	37,574,995

Total investments at fair value	366,036,018	249,212,379
Cash and cash equivalents	14,156,755	32,404,493
Restricted cash	2,753,263	—
Interest and dividends receivable	3,962,672	602,085
Receivable for open trades	7,255,000	—
Accounts receivable	148,782	—
Due from affiliate	566,963	(87,832)
Other assets	1,497,964	156,890

Total assets	$396,377,417	$282,288,015

LIABILITIES
Borrowings	100,000,000	—
Payable for open trades	10,250,000	24,183,044
Accounts payable and accrued expenses	3,429,972	1,704,548
Dividend payable	6,287,234	—

Total liabilities	$119,967,206	$25,887,592

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000,000 common shares authorized; 17,963,525 and 17,946,333 common shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	179,635	179,463
Capital in excess of par value	252,162,197	251,550,420
Undistributed net investment income	383,177	416,753
Undistributed net realized gains	—	1,077
Net unrealized appreciation on investments	23,685,202	4,252,710

Total stockholders’ equity	276,410,211	256,400,423

Total liabilities and stockholders’ equity	$396,377,417	$282,288,015

NET ASSET VALUE PER SHARE	$15.39	$14.29

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
INVESTMENT INCOME:
Interest from investments in debt securities	$6,638,283	$11,082,284
Interest from cash and cash equivalents	146,952	284,095
Dividends from investments in CDO fund securities	1,660,796	3,426,025
Capital structuring service fees	132,333	320,527

Total investment income	8,578,364	15,112,931

EXPENSES:
Interest and amortization of debt issuance costs	1,051,152	1,199,493
Compensation	916,523	1,734,186
Professional fees	955,342	1,378,728
Insurance	42,293	81,516
Administrative and other	320,423	619,705

Total expenses	3,285,733	5,013,628
Equity in income of affiliate	650,537	1,138,252

NET INVESTMENT INCOME	5,943,168	11,237,555
REALIZED AND UNREALIZED GAINS ON INVESTMENTS:
Net realized gains from investment transactions	133,227	219,462
Net unrealized gains (losses) on debt securities	(698,098)	104,893
Net unrealized gains on affiliate investments	11,682,204	20,277,599
Net unrealized losses on CDO fund securities	(120,000)	(950,000)

Net realized and unrealized gain on investments	10,997,333	19,651,954

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$16,940,501	$30,889,509

BASIC EARNINGS PER COMMON SHARE	$0.94	$1.72
DILUTED EARNINGS PER COMMON SHARE	$0.94	$1.71
BASIC NET INVESTMENT INCOME PER COMMON SHARE	$0.33	$0.63
DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.33	$0.62
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—BASIC	17,960,502	17,953,457
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—DILUTED	18,072,364	18,014,173

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

Six Months Ended June 30, 2007
Operations:
Net investment income	$11,237,555
Net realized gains from investment transactions	219,462
Net unrealized gains on investments	19,432,492

Net increase in net assets resulting from operations	30,889,509

Shareholder distributions:
Dividends from net operating income	(11,271,130)
Distributions from realized gains	(220,539)

Net decrease in net assets resulting from shareholder distributions	(11,491,669)

Capital share transactions:
Issuance of common stock under dividend reinvestment plan	306,348
Stock based compensation	305,600

Net increase in net assets resulting from capital share transactions	611,948

Net assets at beginning of period	256,400,423

Net assets at end of period (including accumulated undistributed net investment income of $383,177)	$276,410,211

Net asset value per common share	$15.39
Common shares outstanding at end of period	17,963,525

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

(unaudited)

Six Months Ended June 30, 2007
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$30,889,509
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gain on investment transactions	(219,462)
Net unrealized gain on investments	(19,432,492)
Net accretion of discount on securities	(81,619)
Purchases of investments	(234,630,600)
Payment-in-kind interest	(137,305)
Proceeds from sale and redemption of investments	117,628,047
Stock based compensation expense	305,600
Equity in income of affiliate	(1,138,252)
Changes in operating assets and liabilities:
Increase in Interest and dividends receivable	(3,360,587)
Increase in Accounts receivable	(148,782)
Increase in Other assets	(1,341,074)
Increase in Due from affiliate	(654,795)
Increase in Accounts payable and accrued expenses	1,725,424

Net cash used in operating activities	(110,596,388)

FINANCING ACTIVITIES:
Dividends paid in cash	(4,898,087)
Borrowings	100,000,000
Increase in restricted cash	(2,753,263)

Net cash provided by financing activities	92,348,650

CHANGE IN CASH AND CASH EQUIVALENTS	(18,247,738)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,404,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,156,755

Supplemental Information:
Interest paid during the period	$618,528
Non-cash dividends paid during the period under dividend reinvestment plan	$306,348
Cash restricted during the period under terms of secured revolving credit facility	$2,737,856

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of June 30, 2007

(unaudited)

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Advanced Lighting Technologies, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; Deferred Draw TL (8.1%, Due 6/13)	$—	$—	$—

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; Revolver (8.1%, Due 5/13)	—	—	—

Advanced Lighting Technologies, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan; Second Lien Term Loan Note (11.4%, Due 6/14)	5,000,000	4,990,055	5,075,000

Advanced Lighting Technologies, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; Term Loan (First Lien) (8.2%, Due 6/13)	798,000	798,000	804,982

Aero Products International, Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; Term Loan (9.3%, Due 4/12)	4,000,000	4,000,000	4,020,000

Aerostructures Acquisition, LLC(6) Aerospace and Defense	Senior Secured Loan; Term Loan (8.4%, Due 3/13)	4,968,750	4,968,750	4,968,750

AGA Medical Corporation(6) Healthcare, Education and Childcare	Senior Secured Loan; Tranche B Term Loan (7.3%, Due 4/13)	3,832,209	3,829,072	3,833,436

AGS LLC(6) Hotels, Motels, Inns, and Gaming	Senior Secured Loan; Delayed Draw (8.4%, Due 5/13)	—	—	—

AGS LLC(6) Hotels, Motels, Inns, and Gaming	Senior Secured Loan; Initial Term Loan (8.3%, Due 5/13)	2,413,306	2,413,306	2,425,373

Astoria Generating Company(6) Acquisitions, LLC Utilities	Junior Secured Loan; Second Lien Term Loan C (9.1%, Due 8/13)	4,000,000	4,053,843	4,050,360

Atlantic Marine Holding Company(6) Cargo Transport	Senior Secured Loan; Term Loan (7.4%, Due 3/14)	1,843,049	1,855,801	1,853,407

Awesome Acquisition Company(6) (CiCi’s Pizza) Personal, Food and Miscellaneous Services	Junior Secured Loan; Term Loan (Second Lien) (10.4%, Due 6/14)	1,000,000	1,000,000	1,006,250

AZ Chem US Inc.(6) Chemicals, Plastics and Rubber	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 2/14)	2,000,000	2,000,000	2,010,640

Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Senior Secured Loan; First Lien Term Loan (8.1%, Due 7/12)	1,985,000	1,998,466	1,997,406

Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Junior Secured Loan; Loan (Second Lien) (11.6%, Due 7/13)	2,481,250	2,521,686	2,530,875

Bay Point Re Limited(3)(6) Insurance	Senior Secured Loan; Loan (9.9%, Due 12/10)	3,000,000	3,022,761	3,007,500

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Revolver (11.4%, Due 11/10)	375,000	375,000	375,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan A (11.4%, Due 11/11)	3,878,788	3,878,788	3,878,788

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Caribe Information Investments(6) Incorporated Printing and Publishing	Senior Secured Loan; Term Loan (7.6%, Due 3/13)	5,943,530	5,941,047	5,950,959

Cast & Crew Payroll, LLC(6) (Payroll Acquisition) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan; Initial Term Loan (8.4%, Due 9/12)	6,965,044	6,996,629	6,999,869

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment; Senior Subordinated Notes (15.5%, Due 6/13)	10,000,000	9,800,912	9,800,000

Clarke American Corp.(6) Printing and Publishing	Senior Secured Loan; Tranche B Term Loan (7.9%, Due 6/14)	3,000,000	3,000,000	2,990,640

Clayton Holdings, Inc(6) Finance	Senior Secured Loan; Term Loan (7.1%, Due 12/11)	681,996	685,041	682,848

Coastal Concrete Southeast, LLC(4) Buildings and Real Estate	Mezzanine Investment; Mezzanine Term Loan (15.0%, Due 3/13)	8,039,957	7,590,906	7,565,817

Concord Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.6%, Due 2/12)	3,000,000	3,026,919	3,011,250

CST Industries, Inc.(6) Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.1%, Due 8/13)	992,500	995,921	999,944

Dealer Computer Services, Inc.(6) (Reynolds & Reynolds) Electronics	Junior Secured Loan; Term Loan (Second Lien) (10.9%, Due 10/13)	1,000,000	1,010,370	1,023,120

Dealer Computer Services, Inc.(6) (Reynolds & Reynolds) Electronics	Junior Secured Loan; Term Loan (Third Lien) (12.9%, Due 4/14)	3,500,000	3,540,865	3,613,750

Delta Educational Systems, Inc.(6) Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (8.9%, Due 6/12)	2,943,947	2,943,947	2,951,307

Edgestone CD Acquisition Corp.(6) (Custom Direct) Printing and Publishing	Junior Secured Loan; Loan (Second Lien) (11.4%, Due 12/14)	5,000,000	5,000,000	5,000,000

Endeavor Energy Resources, L.P. Oil and Gas	Junior Secured Loan; Second Lien Term Loan (9.4%, Due 3/12)	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.(6) Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.1%, Due 12/12)	4,987,319	4,987,319	5,006,021

First American Payment Systems, L.P.(6) Finance	Senior Secured Loan; Term Loan (8.6%, Due 10/13)	3,970,000	3,970,000	3,989,850

Flatiron Re Ltd.(3) Insurance	Senior Secured Loan; Closing Date Term Loan (9.6%, Due 12/10)	4,042,105	4,077,172	4,062,316

Flatiron Re Ltd. (3) Insurance	Senior Secured Loan; Delayed Draw Term Loan (9.6%, Due 12/10)	1,957,895	1,974,880	1,967,684

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond; 10.125% - 12/2016 - 35687MAN7 (10.1%, Due 12/16)	3,000,000	3,009,749	2,850,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Frontier Drilling USA, Inc.(6) Oil and Gas	Senior Secured Loan; Term B Advance (8.6%, Due 6/13)	2,000,000	1,997,678	2,010,000

Ginn LA Conduit Lender, Inc.(4) Buildings and Real Estate	Senior Secured Loan; First Lien Tranche A Credit-Linked Deposit (8.9%, Due 6/11)	1,257,143	1,212,888	1,217,229

Ginn LA Conduit Lender, Inc.(4) Buildings and Real Estate	Senior Secured Loan; First Lien Tranche B Term Loan (8.9%, Due 6/11)	2,715,429	2,619,837	2,629,214

Ginn LA Conduit Lender, Inc.(4) Buildings and Real Estate	Junior Secured Loan; Second Lien Term Loan (12.9%, Due 6/12)	3,000,000	2,643,960	2,479,980

Gleason Works(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien US Term Loan (7.6%, Due 6/13)	1,793,939	1,802,172	1,805,152

Hawkeye Renewables, LLC(6) Farming and Agriculture	Senior Secured Loan; Term Loan (First Lien) (9.4%, Due 6/12)	2,977,444	2,901,224	2,906,729

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (7.9%, Due 3/13)	1,719,410	1,725,305	1,727,147

HMSC Corporation(6) (aka Swett and Crawford) Insurance	Junior Secured Loan; Loan (Second Lien) (10.9%, Due 10/14)	1,500,000	1,500,000	1,518,750

Huish Detergents Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan; 2nd Lien Term Loan (9.6%, Due 10/14)	1,000,000	1,000,000	999,380

Hunter Fan Company(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; Delayed Draw Term Loan (7.9%, Due 4/14)	—	—	—

Hunter Fan Company(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; Initial Term Loan (First Lien) (7.9%, Due 4/14)	1,828,571	1,828,571	1,824,000

Hunter Fan Company(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan; Loan (Second Lien) (12.1%, Due 10/14)	3,000,000	3,000,000	3,015,000

Infiltrator Systems, Inc.(6) Ecological	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	3,980,000	3,966,459	3,997,432

International Aluminum(6) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan; Term Loan (8.1%, Due 3/13)	1,689,600	1,689,600	1,693,824

Intrapac Corporation/Corona Holdco(6) Containers, Packaging and Glass	Senior Secured Loan; 1st Lien Term Loan (8.4%, Due 5/12)	4,022,298	4,033,248	4,042,410

Intrapac Corporation/Corona Holdco(6) Containers, Packaging and Glass	Junior Secured Loan; 2nd Lien Term Loan (12.4%, Due 5/13)	3,000,000	3,023,959	3,030,000

Jones Stephens Corp.(4)(6) Buildings and Real Estate	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	8,330,638	8,299,211	8,297,967

JW Aluminum Company(6) Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan; Term Loan (2nd Lien) (11.6%, Due 12/13)	3,371,429	3,371,429	3,405,143

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Kepler Holdings Limited(3) Insurance	Senior Secured Loan; Loan (10.9%, Due 6/09)	3,000,000	3,000,000	3,011,250

KIK Custom Products Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan; Second Lien Term Loan (10.4%, Due 11/14)	5,000,000	5,000,000	5,006,250

La Paloma Generating Company, LLC Utilities	Junior Secured Loan; Second Lien Term Loan (8.9%, Due 8/13)	2,000,000	2,018,752	2,016,680

LBREP/L-Suncal Master I LLC(4)(6) Buildings and Real Estate	Senior Secured Loan; Term Loan (First Lien) (8.6%, Due 1/10)	3,940,000	3,842,345	3,905,525

LBREP/L-Suncal Master I LLC(4)(6) Buildings and Real Estate	Junior Secured Loan; Term Loan (Second Lien) (12.6%, Due 1/11)	2,000,000	1,904,444	1,972,500

LBREP/L-Suncal Master I LLC(4) Buildings and Real Estate	Junior Secured Loan; Term Loan (Third Lien) (14.4%, Due 2/12)	2,097,349	2,097,349	2,077,529

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; First Lien Term Loan (9.1%, Due 8/12)	2,970,000	2,970,000	2,970,000

Levlad, LLC & Arbonne International, LLC(6) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; Term Loan (10.6%, Due 3/14)	2,913,053	2,913,053	2,778,324

LPL Holdings, Inc.(6) Finance	Senior Secured Loan; Tranche D Term Loan (7.4%, Due 6/13)	5,365,534	5,407,354	5,392,361

MCCI Group Holdings, LLC(6) Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (First Lien) (8.9%, Due 12/12)	3,990,000	3,990,000	3,999,975

MCCI Group Holdings, LLC(6) Healthcare, Education and Childcare	Junior Secured Loan; Term Loan (Second Lien) (12.4%, Due 6/13)	1,000,000	1,000,000	1,002,500

Murray Energy Corporation(6) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan; Tranche B Term Loan (First Lien) (8.4%, Due 1/10)	1,979,747	1,992,036	1,999,544

Northeast Biofuels, LP(6) Farming and Agriculture	Senior Secured Loan; Construction Term Loan (8.6%, Due 6/13)	1,365,854	1,368,988	1,372,683

Northeast Biofuels, LP(6) Farming and Agriculture	Senior Secured Loan; Synthetic LC Term Loan (8.6%, Due 6/13)	634,146	635,601	637,317

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Incremental Term Loan Add On (8.6%, Due 6/11)	937,500	937,500	937,500

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (8.6%, Due 6/11)	4,495,682	4,465,938	4,461,965

Pegasus Solutions Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond; 10.500% - 04/2015 - 705908AA9 (10.5%, Due 4/15)	2,000,000	2,000,000	2,000,000

Pegasus Solutions Inc.(6) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan; Closing Date Term Loan (8.6%, Due 4/13)	1,336,650	1,336,650	1,336,650

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Pegasus Solutions Inc.(6) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan; Delay Draw Term Loan (8.6%, Due 4/13)	658,350	658,350	658,350

Primus International Inc.(6) Aerospace and Defense	Senior Secured Loan; Term Loan (7.8%, Due 6/12)	3,275,731	3,283,117	3,292,110

Rockford Energy Partners II, LLC Oil and Gas	Junior Secured Loan; 2nd Lien Term Loan Facility (14.8%, Due 10/11)	5,000,000	5,000,000	5,000,000

Sorenson Communications, Inc.(6) Electronics	Senior Secured Loan; Tranche C Term Loan (7.9%, Due 8/13)	2,935,522	2,953,344	2,938,282

Specialized Technology Resources, Inc.(6) Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (12.3%, Due 1/15)	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.(6) Diversified/Conglomerate Service	Senior Secured Loan; TermLoan (First Lien) (7.8%, Due 6/14)	3,000,000	3,000,000	3,011,250

Standard Steel, LLC(6) Cargo Transport	Senior Secured Loan; Delayed Draw Term Loan (7.8%, Due 7/12)	666,667	671,182	671,667

Standard Steel, LLC(6) Cargo Transport	Senior Secured Loan; Initial Term Loan (7.9%, Due 7/12)	3,300,000	3,322,353	3,324,750

Standard Steel, LLC(6) Cargo Transport	Junior Secured Loan; Loan (Second Lien) (11.4%, Due 7/13)	1,000,000	1,009,179	1,015,000

Stolle Machinery Company(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.8%, Due 9/12)	1,985,000	1,996,255	2,004,850

Stolle Machinery Company(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan; Loan (Second Lien) (11.3%, Due 9/13)	1,000,000	1,016,441	1,011,250

Thermal North America, Inc.(6) Utilities	Senior Secured Loan; Credit Linked Deposit Facility (8.1%, Due 10/08)	400,000	401,066	400,500

Thermal North America, Inc.(6) Utilities	Senior Secured Loan; Term Loan (8.1%, Due 10/08)	3,600,000	3,612,786	3,604,500

TLC Funding Corp.(6) Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (First Lien) (10.4%, Due 5/12)	3,950,000	3,861,019	3,974,688

TPF Generation Holdings, LLC(6) Utilities	Junior Secured Loan; Second Lien Term Loan (9.6%, Due 12/14)	2,000,000	2,035,493	2,033,760

TransAxle LLC Automobile	Senior Secured Loan; Revolver (8.9%, Due 9/12)	309,091	304,411	307,545

TransAxle LLC(6) Automobile	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	2,887,500	2,887,500	2,887,500

Twinstar International(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; Term Loan (8.3%, Due 4/13)	2,000,000	2,000,000	2,000,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Water Pik Technologies, Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan April 2006 (7.6%, Due 6/13)	902,313	902,313	904,569

Water Pik Technologies, Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan; Second Lien Term Loan April 2006 (11.9%, Due 12/13)	2,500,000	2,511,547	2,493,750

Water PIK, Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (8.6%, Due 6/13)	2,000,000	2,000,000	2,000,000

Wesco Aircraft Hardware Corp.(6) Aerospace and Defense	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 3/14)	2,000,000	2,041,681	2,031,260

Wire Rope Corporation of America, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment; 11.000% - 02/2015 - 97654JAA1 (11.0%, Due 2/15)	10,000,000	10,000,000	10,000,000

Wolf Hollow I, LP(6) Utilities	Senior Secured Loan; Acquisition Term Loan (7.6%, Due 6/12)	788,157	775,688	771,409

Wolf Hollow I, LP(6) Utilities	Senior Secured Loan; Synthetic Letter of Credit (7.6%, Due 6/12)	668,412	657,838	658,386

Wolf Hollow I, LP(6) Utilities	Senior Secured Loan; Synthetic Revolver Deposits (7.6%, Due 6/12)	167,103	164,459	164,596

Wolf Hollow I, LP(6) Utilities	Junior Secured Loan; Term Loan (Second Lien) (9.9%, Due 12/12)	2,683,177	2,689,286	2,710,008

Total Investment in Debt Securities and Bonds (75% of total investments at fair value)		$275,988,084	$275,008,064	$275,151,032

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value(2)
Aerostructures Holdings L.P. Aerospace and Defense	Percentage Interest	1.2%	$1,000,000	$1,000,000
FP WRCA Coinvestment Fund VII, Ltd. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.3%	500,000	500,000
Park Avenue Coastal Holding, LLC Buildings and Real Estate(4)	Common Interests	2.0%	1,000,000	1,000,000
Coastal Concrete Southeast, LLC Buildings and Real Estate(4)	Warrants	0.9%	474,140	474,140

Total Investment in Equity Securities (1% of total investments at fair value)			$2,974,140	$2,974,140

CDO Fund Investments	Investment	Percent of Class Held	Cost	Value (2)
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,250,000	$4,250,000
Katonah III, Ltd.	Preferred Shares	23.1%	4,500,000	4,030,000
Katonah IV, Ltd.	Preferred Shares	17.1%	3,150,000	2,690,000
Katonah V, Ltd.	Preferred Shares	6.9%	3,320,000	3,200,000
Katonah VII CLO Ltd.	Subordinated Securities	26.7%	4,500,000	4,600,000
Katonah VIII CLO Ltd.	Subordinated Securities	16.4%	3,400,000	3,400,000
Katonah IX CLO Ltd.	Preferred Shares	10.3%	2,000,000	2,000,000
Katonah X CLO Ltd.	Subordinated Securities	13.3%	4,750,000	4,750,000

Total Investment in CDO Funds (8% of total investments at fair value)			$29,870,000	$28,920,000

Portfolio Company / Principal Business	Investment	Percent of Interests Held	Cost	Value (2)
Katonah Debt Advisors, L.L.C. / Asset Management (16% of total investments at fair value)	Membership Interests	100.0%	$33,394,995	$58,990,846

Total Investments(5)			$341,247,199	$366,036,018

(1)

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at June 30, 2007.

(2)	Reflects the fair market value of all existing investments as of June 30, 2007, as determined by our Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2007, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CDO funds.

(5)

The aggregate cost of investments for federal income tax purposes is approximately $341 million. The aggregate gross unrealized appreciation is approximately $27 million and the aggregate gross unrealized depreciation is approximately $3 million.

(6)	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2006

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
AGA Medical Corporation Healthcare, Education and Childcare	Senior Secured Loan; Tranche B (7.4%, Due 4/13)	$3,826,751	$3,823,346	$3,823,346

Astoria Generating Company Acquisitions, LLC Utilities	Junior Secured Loan; Second Lien Term C (9.1%, Due 8/13)	2,000,000	2,000,000	2,000,000

Atlantic Marine Holding Company Cargo Transport	Senior Secured Loan; Term Loan (7.9%, Due 8/13)	1,990,000	2,004,839	2,004,839

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan; First Lien Term Loan (8.1%, Due 7/12)	1,995,000	2,009,860	2,009,860

Bay Point Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.9%, Due 12/10)	3,000,000	3,026,001	3,026,001

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Revolver (11.4%, Due 11/11)	375,000	375,000	375,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan A (11.4%, Due 11/11)	4,000,000	4,000,000	4,000,000

Capital Automotive REIT Automobile	Senior Secured Loan; Term Loan (7.1%, Due 12/10)	3,721,052	3,730,265	3,730,265

Caribe Information Investments Incorporated Printing and Publishing	Senior Secured Loan; Term Loan (7.6%, Due 3/13)	6,315,895	6,310,527	6,310,527

Cast & Crew Payroll, LLC (Payroll Acquisition) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan; Initial Term Loan (8.6%, Due 9/12)	7,000,000	7,034,764	7,034,764

Clarke American Corp. Printing and Publishing	Senior Secured Loan; Term Loan B (8.6%, Due 12/11)	2,478,134	2,508,872	2,508,872

Clayton Holdings, Inc Finance	Senior Secured Loan; Term Loan (8.4%, Due 12/11)	811,555	815,586	815,586

Concord Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.6%, Due 2/12)	3,000,000	3,029,779	3,029,779

CST Industries, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.5%, Due 8/13)	997,500	1,001,219	1,001,219

Dayco Products LLC—(Mark IV Industries, Inc.) Automobile	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 12/11)	500,000	501,861	501,861

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 10/13)	1,000,000	1,011,187	1,011,187

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Third Lien Term Loan (12.9%, Due 4/14)	1,500,000	1,518,652	1,518,652

Delta Educational Systems, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (8.9%, Due 6/12)	2,985,987	2,985,987	2,985,987

Fasteners For Retail, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.1%, Due 12/12)	5,000,000	5,000,000	5,000,000

First American Payment Systems, L.P. Finance	Senior Secured Loan; Term Loan (8.6%, Due 10/13)	3,990,000	3,990,000	3,990,000

Flatiron Re Ltd.(3) Insurance	Senior Secured Loan; Closing Date Term Loan (9.6%, Due 12/10)	4,042,105	4,082,142	4,082,142

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment /Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Flatiron Re Ltd. (3) Insurance	Senior Secured Loan; Delayed Draw Term Loan (9.6%, Due 12/10)	1,957,895	1,977,287	1,977,287

Gentiva Health Services, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (7.7%, Due 3/13)	1,848,649	1,848,649	1,848,649

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche A Credit-Linked Deposit (8.3%, Due 6/11)	1,257,143	1,207,290	1,207,290

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche B Term Loan (8.4%, Due 6/11)	2,729,143	2,620,917	2,620,917

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 6/12)	1,000,000	851,051	851,051

Gleason Works Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 6/13)	1,878,788	1,888,127	1,888,127

Hawkeye Renewables, LLC Farming and Agriculture	Senior Secured Loan; First Lien Term Loan (9.4%, Due 6/12)	2,992,481	2,908,240	2,908,240

HCA Inc. Healthcare, Education and Childcare	Senior Secured Loan; Tranche B Term Loan (8.1%, Due 11/13)	4,000,000	4,037,307	4,037,307

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan; Term Loan B (8.6%, Due 3/13)	2,985,000	2,996,125	2,996,125

Infiltrator Systems, Inc. Ecological	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	4,000,000	3,985,099	3,985,099

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Senior Secured Loan; First Lien Term Loan (8.4%, Due 5/12)	3,854,545	3,864,114	3,864,114

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 5/13)	1,000,000	1,004,970	1,004,970

IPC Systems, Inc. Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 9/14)	2,500,000	2,500,000	2,500,000

Jones Stephens Corp. Buildings and Real Estate(4)	Senior Secured Loan; Term Loan (9.2%, Due 9/12)	7,000,000	6,965,235	6,965,235

JW Aluminum Company Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan; Term Loan (Second Lien) (11.6%, Due 12/13)	2,000,000	2,000,000	2,000,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan; Second Lien Term Loan (8.9%, Due 8/13)	2,000,000	2,000,000	2,000,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Senior Secured Loan; First Lien (8.6%, Due 1/10)	3,960,000	3,842,676	3,842,676

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Junior Secured Loan; Second Lien (12.6%, Due 1/11)	2,000,000	1,891,032	1,891,032

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer	Senior Secured Loan; First Lien Term Loan (9.2%, Due 8/12)	2,985,000	2,985,000	2,985,000

Levlad LLC & Arbonne International LLC Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (8.4%, Due 6/13)	1,946,667	1,956,351	1,956,351

Longyear Canada, ULC (Boart Longyear)(3) Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (8.6%, Due 10/12)	245,603	245,603	245,603

Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non- Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First (8.6%, Due 10/12)	264,495	264,495	264,495

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment /Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non- Agriculture, Non-Construction, Non- Electronic)	Senior Secured Loan; First Lien Term Loan (8.6%, Due 10/12)	2,450,264	2,450,264	2,450,264

LPL Holdings, Inc. Finance	Senior Secured Loan; Tranche C Term Loan (8.1%, Due 6/13)	5,392,462	5,414,881	5,414,881

LSP Kendall Energy, LLC Utilities	Senior Secured Loan; Term Loan (7.4%, Due 10/13)	1,922,988	1,913,428	1,913,428

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Junior Secured Loan; Second Lien Term Loan (14.3%, Due 6/13)	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (10.8%, Due 12/12)	4,000,000	4,000,000	4,000,000

Metaldyne Corporation Automobile	Senior Secured Loan; Term D (10.1%, Due 12/09)	1,997,475	1,997,475	1,997,475

Michaels Stores, Inc. Retail Stores	Senior Secured Loan; Term Loan (8.4%, Due 10/13)	1,958,333	1,958,333	1,958,333

Mirant North America, LLC Utilities	Senior Secured Loan; Term Loan (7.1%, Due 1/13)	3,960,000	3,950,163	3,950,163

Murray Energy Corporation Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 1/10)	1,989,873	2,004,614	2,004,614

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Construction Term Loan (8.6%, Due 6/13)	1,365,854	1,369,248	1,369,248

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Synthetic LC (8.6%, Due 6/13)	634,146	635,722	635,722

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (8.6%, Due 6/11)	4,756,944	4,721,569	4,721,569

Primus International Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (7.9%, Due 6/12)	3,292,188	3,300,360	3,300,360

Rhodes Companies, LLC (The) Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.9%, Due 11/11)	2,000,000	1,910,700	1,910,700

Sorenson Communications, Inc. Electronics	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 8/13)	2,978,525	2,997,041	2,997,041

Standard Steel, LLC Cargo Transport	Senior Secured Loan; Delayed Draw Term Loan (1.%, Due 6/12)	—	4,965	4,965

Standard Steel, LLC Cargo Transport	Senior Secured Loan; Initial Term Loan (7.9%, Due 6/12)	3,316,667	3,341,369	3,341,369

Standard Steel, LLC Cargo Transport	Junior Secured Loan; Second Lien Term Loan (11.4%, Due 6/13)	1,000,000	1,009,941	1,009,941

Stolle Machinery Company Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 9/12)	1,995,000	2,007,386	2,007,386

Stratus Technologies, Inc. Electronics	Senior Secured Loan; First Lien Term Loan (8.4%, Due 3/11)	1,990,000	1,985,070	1,985,070

Thermal North America, Inc. Utilities	Senior Secured Loan; Credit Linked Deposit (8.1%, Due 10/08)	400,000	401,469	401,469

Thermal North America, Inc. Utilities	Senior Secured Loan; Term Loan (8.1%, Due 10/08)	3,600,000	3,617,627	3,617,627

TLC Funding Corp. Healthcare, Education and Childcare	Senior Secured Loan; First Lien Term Loan (12.3%, Due 5/12)	3,970,000	3,871,451	3,871,451

TransAxle LLC Automobile	Senior Secured Loan; Revolver (8.9%, Due 9/12)	—	—	—

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
TransAxle LLC Automobile	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	2,962,500	2,962,500	2,962,500

United Air Lines, Inc. Personal Transportation	Senior Secured Loan; Delayed Draw Tranche B Loan (9.1%, Due 2/12)	750,000	750,000	750,000

United Air Lines, Inc. Personal Transportation	Senior Secured Loan; Tranche B Term Loan (9.1%, Due 2/12)	3,250,000	3,250,000	3,250,000

Valleycrest Holding Co. (VCC Holdco) Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 4/14)	1,000,000	1,007,461	1,007,461

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (7.6%, Due 6/13)	902,313	902,313	902,313

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 12/13)	2,500,000	2,512,432	2,512,432

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 3/14)	2,000,000	2,044,763	2,044,763

WM. Bolthouse Farms, Inc. Beverage, Food and Tobacco	Senior Secured Loan; Term Loan (First Lien) (7.6%, Due 12/12)	2,592,462	2,586,023	2,586,023

Wolf Hollow I, LP Utilities	Senior Secured Loan; Acquisition Term Loan (7.6%, Due 6/12)	792,335	778,545	778,545

Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Letter of Credit (7.6%, Due 6/12)	668,412	656,779	656,779

Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Revolver Deposits (7.6%, Due 6/12)	167,103	164,195	164,195

Wolf Hollow I, LP Utilities	Junior Secured Loan; Term Loan (Second Lien) (9.9%, Due 12/12)	2,683,177	2,689,842	2,689,842

Total Investments in Debt Securities (77% of total investment assets at fair value)		$191,173,409	$190,767,384	$190,767,384

CDO Fund Investments	Investment	Percent of Class Held	Cost	Value(2)
Katonah III, Ltd.	Preferred Shares	23.08%	$4,500,000	$4,500,000
Katonah IV, Ltd.	Preferred Shares	17.14%	3,150,000	3,150,000
Katonah V, Ltd.	Preferred Shares	26.67%	3,320,000	3,320,000
Katonah VII CLO Ltd.	Subordinated Securities	16.36%	4,500,000	4,500,000
Katonah VIII CLO Ltd.	Subordinated Securities	10.30%	3,400,000	3,400,000
Katonah IX CLO Ltd.	Preferred Shares	6.86%	2,000,000	2,000,000

Total Investments in CDO Funds (8% of total investment assets at fair value)			$20,870,000	$20,870,000

Portfolio Company / Principal Business	Investment	Percent of Interests Held	Cost	Fair Value
Katonah Debt Advisors, L.L.C. / Asset Management (15% of total investment assets at fair value)	Membership Interests	100.00%	$33,394,995	$37,574,995

Total Investments (5)			$245,032,379	$249,212,379

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

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

Six Months Ended June 30, 2007
Per Share Data:
Net asset value, at beginning of period	$14.29
Net investment income(1)	0.63
Net realized gains	0.01
Net change in unrealized appreciation on investments	1.06
Distribution from net investment income and realized gains	(0.64)

Net increase in net assets resulting from operations	1.06
Issuance of common stock under dividend reinvestment plan	0.02
Stock based compensation expense	0.02

Net asset value, end of period	$15.39

Total net asset value return(2)	12.3%
Ratio/Supplemental Data:
Per share market value at beginning of period	$17.30
Per share market value at end of period	$18.55
Total market return(3)	10.9%
Shares outstanding at end of period	17,963,525
Net assets at end of period	$276,410,211
Portfolio turnover rate(4)	12.0%
Average debt outstanding	$29,725,275
Average debt outstanding per share	$1.66
Ratio of net investment income to average net assets(5)	8.5%
Ratio of interest expense to average net assets(5)	0.9%
Ratio of non-interest expenses to average net assets(5)	2.9%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)

Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.

(3)	Total market return (not annualized) equals the change in the ending market value over the beginning of period price per share plus dividends, divided by the beginning price.
(4)	Not annualized.
(5)	Annualized.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of our common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors and in securities issued by collateralized debt obligation (“CDO”) funds managed by Katonah Debt Advisors and two other asset managers to the Company.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also plans to expand the asset management business of Katonah Debt Advisors. Katonah Debt Advisors manages CDO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of June 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

The Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, the Company generally will not have to pay corporate-level taxes on any income that it distributes to its stockholders.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and the accounts of its special purpose financing subsidiary, Kohlberg Capital Funding LLC I. All intercompany accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors currently is the only company in which the Company has a controlling interest).

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).

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

Loans and Debt Securities . For loans and debt securities for which market quotations are readily available, such as broadly syndicated term loans and bonds, fair value generally is equal to the market price for those loans and securities. For loans and debt securities for which a market quotation is not readily available, such as middle market term loans and mezzanine debt investments, fair value generally approximates amortized cost unless the borrower’s enterprise value or overall financial condition or other factors lead to a determination of fair value at a different amount; as a general rule, the Company does not value such loans or debt securities above cost, but such loans and debt securities will be subject to fair value write-downs when the asset is considered impaired.

Equity and Equity-Related Securities. The Company’s equity and equity-related securities in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which will be determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The value of the Company’s equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Company’s equity investment in its wholly-owned asset management company, Katonah Debt Advisors, is valued based on standard measures such the percentage of assets under management and a multiple of operating income used to value other asset management companies.

CDO Fund Securities. The securities issued by CDO funds managed by Katonah Debt Advisors (“CDO Funds”) are primarily held by third parties. The Company typically makes a minority investment in the most junior class of securities of CDO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies (collectively “CDO Investments”). It is the Company’s intention that its aggregate CDO Investments not exceed 10% of the Company’s total investment portfolio. As of June 30, 2007, CDO Investments represented approximately 8% of the Company’s investment portfolio.

The Company’s CDO Investments are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CDO Investments as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each CDO Investment ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CDO Investment. The Company determines the fair value of its CDO Investments on an individual security-by-security basis.

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to the Company’s Board of Directors which consisted of certain limited procedures that the Company’s Board of Directors identified and requested them to perform. For the quarter ended June 30, 2007, the Company’s Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on investments in eight portfolio companies comprising approximately 47% of the total investments at fair value as of June 30, 2007 for which market quotations are not readily available. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

The Board of Directors may consider other methods of valuation than those set forth above to determine the fair value of investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

Restricted Cash. Restricted cash consists mostly of cash held in an operating account pursuant to the Company’s secured revolving credit facility agreement with its lender.

Interest Income. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At June 30, 2007, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At June 30, 2007, there was an unamortized debt issuance cost of approximately $1.5 million included in other assets in the accompanying balance sheet. Amortization expense for the three and six months ended June 30, 2007 was approximately $83,000 and $114,000, respectively. The Company had no borrowing facility in place or amortization of debt issuance costs at and for the year ended December 31, 2006.

Dividends. Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and fiscal year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of the Company’s common stock.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$16,940,501	$30,889,509
Numerator for basic and diluted net investment income:	5,943,168	11,237,555
Denominator for basic weighted average shares:	17,960,502	17,953,457
Dilutive effect of stock options:	111,862	60,716
Denominator for diluted weighted average shares:	18,072,364	18,014,173
Basic net increase in stockholders’ equity resulting from operations per share:	$0.94	$1.72
Diluted net increase in stockholders’ equity resulting from operations per share:	$0.94	$1.71

4. INVESTMENTS

For the three months ended June 30, 2007, the Company purchased or originated at cost approximately $65 million of investments in debt securities and $5 million of investments in collateralized debt obligation securities. For the three months ended June 30, 2007, the Company sold or had loan pay-downs, at cost basis, approximately $15 million of investments in debt securities. For the six months ended June 30, 2007, the Company purchased or originated at cost approximately $130 million of investments in debt securities, $3 million in equity securities and $9 million of investments in collateralized debt obligation securities. For the six months ended June 30, 2007, the Company sold or had loan pay-downs, at cost basis, approximately $39 million of investments in debt securities. As of June 30, 2007, no securities were on non-accrual status.

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

The following table shows the Company’s portfolio by security type at June 30, 2007 and December 31, 2006:

	June 30, 2007 (unaudited)		December 31, 2006
Security Type	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Senior Secured Loan	$164,306,480	45.0%	$163,313,492	65.5%
Junior Secured Loan	78,628,735	21.4	27,453,892	11.0
Mezzanine Investment	27,365,817	7.5	—	—
Senior Subordinated Bond	2,850,000	0.8	—	—
Senior Unsecured Bond	2,000,000	0.5	—	—
CDO Equity	28,920,000	7.9	20,870,000	8.4
Equity Securities	2,974,140	0.8	—	—
Asset Management Company	58,990,846	16.1	37,574,995	15.1

Total	$366,036,018	100.0%	$249,212,379	100.0%

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007 (unaudited)		December 31, 2006
Security Type	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Aerospace and Defense	$16,691,584	4.6%	$10,066,692	4.0%

Asset Management Company	58,990,846	16.1	37,574,995	15.1
Automobile	3,195,045	0.9	9,192,101	3.7
Beverage, Food and Tobacco	—	—	2,586,023	1.0
Buildings and Real Estate	31,619,900	8.6	19,288,901	7.7

Cargo Transport	6,864,824	1.9	6,361,114	2.6
CDO Equity	28,920,000	7.9	20,870,000	8.4
Chemicals, Plastics and Rubber	2,010,640	0.5	—	—
Containers, Packaging and Glass	7,072,410	1.9	4,869,084	2.0
Diversified/Conglomerate Manufacturing	6,005,965	1.6	6,001,219	2.4
Diversified/Conglomerate Service	15,039,531	4.2	5,517,321	2.2
Ecological	3,997,432	1.1	3,985,099	1.6
Electronics	10,425,152	2.8	7,511,950	3.0
Farming and Agriculture	4,916,729	1.3	4,913,210	2.0
Finance	10,065,061	2.7	10,220,467	4.1

Healthcare, Education and Childcare	21,742,840	5.9	28,937,865	11.5
Home and Office Furnishings, Housewares, and Durable Consumer	15,688,983	4.3	2,985,000	1.2
Hotels, Motels, Inns and Gaming	2,425,373	0.7	—	—
Insurance	16,578,750	4.6	12,115,209	4.9

Leisure, Amusement, Motion Pictures, Entertainment	10,994,869	3.0	7,034,764	2.8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	15,321,252	4.2	6,855,875	2.8
Mining, Steel, Iron and Non-Precious Metals	7,098,511	1.9	4,004,614	1.6
Oil and Gas	11,010,000	3.0	—	—
Personal and Non Durable Consumer Products (Mfg. Only)	18,202,273	5.0	5,371,096	2.2
Personal, Food and Miscellaneous Services	10,806,250	3.0	—	—
Personal Transportation	—	—	4,000,000	1.6
Printing and Publishing	13,941,599	3.8	8,819,399	3.5
Retail Stores	—	—	1,958,333	0.8
Utilities	16,410,199	4.5	18,172,048	7.3

Total	$366,036,018	100.0%	$249,212,379	100.0%

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

At June 30, 2007 and December 31, 2006, approximately 12% and 13%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CDO Funds, which are typically domiciled outside the U.S. and represented approximately 8% of its portfolio on such dates).

At June 30, 2007 and December 31, 2006, the Company’s ten largest portfolio companies represented approximately 36% and 35%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 16% and 15% of the total fair value of the Company’s investments at June 30, 2007 and December 31, 2006, respectively.

Investment in CDO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CDO Funds (typically preferred shares or subordinated notes) managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies. It is the Company’s intention that its aggregate CDO Investments not exceed 10% of the Company’s total investment portfolio. Preferred shares or subordinated notes issued by CDO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CDO Fund’s securities less contractual payments to senior bond holders and CDO Fund expenses. The CDO Funds managed by Katonah Debt Advisors and other asset managers consist almost exclusively of credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

Prior to its IPO, the Company issued an aggregate of 1,258,000 common shares, having a value of approximately $19 million, to affiliates of Kohlberg & Co. to acquire certain subordinated debt and preferred stock securities issued by CDO Funds (Katonah III, Ltd., Katonah IV, Ltd., Katonah V, Ltd., Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd.) which had previously been raised and are managed by Katonah Debt Advisors and two other asset managers. During the six months ended June 30, 2007, the Company invested an additional $5 million in a new CDO Fund managed by Katonah Debt Advisors and another $4 million in a CDO Fund managed by a third party. The subordinated debt and preferred stock securities are considered equity positions in the CDO Funds and, as of June 30, 2007 and December 31, 2006, the Company had approximately $29 million and $21 million, respectively, of such CDO equity investments.

The cost basis of the Company’s investment in CDO Fund equity securities as of June 30, 2007 was approximately $30 million and aggregate unrealized losses on the CDO Fund investments totaled $950,000. The cost basis of the Company’s investment in CDO Fund equity securities as of December 31, 2006 was approximately $21 million and with no aggregate unrealized losses on the CDO Fund investments.

5. WHOLLY-OWNED ASSET MANAGER

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of June 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

At June 30, 2007, net amounts due from affiliates totaled approximately $567,000.

Summarized financial information for Katonah Debt Advisors follows:

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
ASSETS
Current assets	$4,125,061	$2,860,329
Noncurrent assets	483,484	661,637

Total assets	$4,608,545	$3,521,966

LIABILITIES
Current liabilities	$2,551,082	$2,602,755

Total liabilities	$2,551,082	$2,602,755

Gross revenue*	$4,969,190	$200,610
Total expenses*	(3,830,938)	(273,320)

Net income (loss)*	$1,138,252	$(72,710)

*	For the six months ended June 30, 2007 and for the period December 11, 2006 (inception) through December 31, 2006.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
Secured revolving credit facility, $200 million commitment with ability to increase to $250 million due February 14, 2012	$100,000,000	$—

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

The weighted average daily debt balance for the three months ended June 30, 2007 was approximately $55 million. For the three months ended June 30, 2007, the weighted average interest rate on weighted average outstanding borrowings was 5.4% which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of June 30, 2007, the Company had restricted cash balances of approximately $2.7 million which it maintained in accordance with the terms of the Facility. A portion of these funds, approximately $977,000, were released to the Company in July 2007.

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

For the three months ended June 30, 2007, the Company declared a dividend on June 8, 2007 of $0.35 per share for a total of approximately $6 million. The record date was July 9, 2007 and the dividend was distributed on July 23, 2007.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the six months ended June 30, 2007:

Pre-tax net increase in stockholders’ equity resulting from operations	$30,889,509
Net unrealized gain on investments transactions not taxable	(19,432,492)
Other income not currently taxable	(1,138,252)
Expenses not currently deductible	143,866

Taxable income before deductions for distributions	$10,462,631

Taxable income before deductions for distributions per outstanding share	$0.58

8. COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, the Company had committed to make a total of approximately $4 million of investments in various revolving senior secured loans, of which approximately $684,000 was funded. As of June 30, 2007, the Company had committed to make a total of approximately $952,000 of investments in a delayed draw senior secured loan. As of December 31, 2006, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, all of which was unfunded. As of December 31, 2006, the Company had committed to make a total of approximately $667,000 of investments in a delayed draw senior secured loan.

On February 7, 2007, the Company entered into an agreement with Bear, Stearns & Co. Inc. (“Bear Stearns”) pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Briarcliff CLO I Ltd. (“Briarcliff”), which will generally invest in broadly syndicated corporate loans rated “BBB” to “B” and mezzanine securities of other corporate leveraged loan CDO funds (other than the CDO Funds managed by Katonah Debt Advisors) rated “BBB” or “BB”, with a total fund size expected to be $400 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow it to accumulate assets for Briarcliff. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Briarcliff prior to the completion of the fund (a “First Loss Guarantee”). Upon completion of the fund, the Company’s reimbursement obligation will be limited to losses incurred as a result of payment defaults on loans or that become rated “CCC” held in the warehouse and further limited based on a percentage of warehoused assets. In the event that the fund is not completed and closed, the reimbursement obligation will be limited to the aggregate difference between the purchase price of the warehoused collateral and the price at which such loan is sold. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon the closing of the securitization, less the financing costs of LIBOR plus 0.75%, reset daily. As of June 30, 2007 Katonah Debt Advisors had aggregated approximately $294 million of assets for Briarcliff, all of which were performing according to their contractual terms, and the Company does not expect to incur any losses on the assets acquired for Briarcliff.

On March 3, 2007, the Company entered into an agreement with Bear Stearns pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Katonah CLO XI Ltd. (“Katonah CLO XI”) which will invest in broadly syndicated senior loans, second lien loans, and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) with a total fund size expected to be $400 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow it to accumulate assets for Katonah CLO XI. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Katonah CLO XI prior to the completion of the fund. Upon completion of the fund, the Company’s reimbursement obligation will be limited to losses incurred as a result of payment defaults on loans or that become rated “CCC” held in the warehouse and further limited based on a percentage of warehoused assets. In the event that the fund is not completed and closed, the reimbursement obligation will be limited to the aggregate difference between the purchase price of the warehoused collateral and the price at which such loan is sold. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily. As of June 30, 2007 Katonah Debt Advisors had aggregated approximately $126 million of assets for Katonah CLO XI, all of which were performing according to their contractual terms, and the Company does not expect to incur any losses on the loans acquired for Katonah CLO XI.

On March 12, 2007, the Company entered into an agreement with Lehman Commercial Paper Inc. (“Lehman”) pursuant to which Lehman will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Ardsley CLO 2007-1 Ltd. (“Ardsley CLO 2007-1”) which will invest in senior loans to middle market companies, broadly syndicated senior loans and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) of corporate issuers with a total fund size expected to be $300 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Lehman will provide funding which will allow it to accumulate assets for Ardsley CLO 2007-1. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Lehman for losses incurred on loans acquired for Ardsley CLO 2007-1 prior to the completion of the fund. Upon completion of the fund, the Company’s reimbursement obligation will be limited to losses incurred as a result of payment defaults on loans or that become rated “CCC” held in the warehouse and further limited based on a percentage of warehoused assets. In the event that the fund is not completed and closed, the reimbursement obligation will be limited to the aggregate difference between the purchase price of the warehoused collateral and the price at which such loan is sold. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily. As of June 30, 2007 Katonah Debt Advisors had aggregated approximately $63 million in loans for Ardsley CLO 2007-1, all of which were performing according to their contractual terms, and the Company does not expect to incur any losses on the loans acquired for Ardsley CLO 2007-1.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CDO Funds and for the acquisition of Katonah Debt Advisors. During the six months ended June 30, 2007, the Company issued 17,192 shares of common stock under its dividend reinvestment plan. The total number of shares outstanding as of June 30, 2007 and as of December 31, 2006 was 17,963,525 and 17,946,333, respectively.

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

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the six months ended June 30, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. As of June 30, 2007, 1,405,000 total options were outstanding, none of which were exercisable. The options have an estimated remaining contractual life of 9 years and 6 months.

During the three and six months ended June 30, 2007, the weighted average grant date fair value per share for options granted during the period was $2.46 and $1.90, respectively. Information with respect to options granted, exercised and forfeited under the Plan for the six months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2007	910,000	$15.00
Granted	495,000	$16.63
Exercised	—
Forfeited	—

Outstanding at June 30, 2007	1,405,000	$15.57	9.5	$4,181,150

(1)	Represents the difference between the market value of the options at June 30, 2007 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) valuation model to establish the expected value of all stock option grants. For the three months ended June 30, 2007, total stock option expense of approximately $159,000 was recognized; of this amount approximately $101,000 was expensed at the Company and approximately $58,000 was expensed at Katonah Debt Advisors. For the six months ended June 30, 2007, total stock option expense of approximately $306,000 was recognized; of this amount approximately $225,000 was expensed at the Company and approximately $81,000 was expensed at Katonah Debt Advisors. At June 30, 2007, the Company had approximately $1.9 million of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized and allocated between the Company and Katonah Debt Advisors over a weighted average period of 3.0 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of contributions, which fully vest at the time of contribution. For the three and six months ended June 30, 2007, the Company’s contributions to the 401K Plan were $0 and $6,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company contributes to the Pension Plan 1) 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three and six months ended June 30, 2007, the Company’s contributions to the Pension Plan were $0 and $26,000, respectively.

12. IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has assessed the adoption of FIN 48 and concluded that it did not materially impact the Company’s financial position or results from operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact The Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, the Company is evaluating the implications of SFAS No. 159, and its impact on the financial statements has not yet been determined.

13. SUBSEQUENT EVENTS

On August 2, 2007, the Company purchased an additional $7.5 million par amount of the subordinated securities of Katonah X CLO Ltd. Including this incremental investment, the Company owns an approximate 33% minority equity interest in this CDO Fund.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We were organized to continue and expand the middle market investment business and asset management business of Katonah Debt Advisors, L.L.C. (together with any additional direct or indirect wholly-owned subsidiaries that we organize in connection with the business of Katonah Debt Advisors, L.L.C., “Katonah Debt Advisors”). We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering (“IPO”) from affiliates of Kohlberg & Co., LLC, a middle market private equity firm. Our middle market investment business originates, structures and manages a portfolio of senior secured term loans and also invests in mezzanine debt and selected equity securities in privately-held middle market companies. Our wholly-owned portfolio company, Katonah Debt Advisors, manages third party collateralized debt obligation funds (“CDO Funds”) that invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of June 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Kohlberg Capital’s portfolio investments at fair value increased from $249 million at December 31, 2006 to $366 million as of June 30, 2007. The net increase in portfolio size was funded primarily with borrowings under our new credit facility and with the proceeds of the over-allotment option exercised in connection with our December 2006 IPO. During the six months ended June 30, 2007, the Company also sold some of its initial portfolio of primarily first lien loans that were accumulated prior to completion of the IPO in order to move towards our targeted portfolio mix of first and second lien loans, mezzanine finance and equity securities.

First lien loan balances at fair value increased to $164 million at June 30, 2007 from $163 million at December 31, 2006. Second lien, mezzanine loan and bond positions increased to $111 million at June 30, 2007 from $27 million at December 31, 2006. The Company had equity securities, other than CDO equity securities, totaling $3 million and investments in CDO Fund securities of $29 million at June 30, 2007. The increase in investment positions is primarily a result of increased secured borrowings which finance such investment purchases. At June 30, 2007, the Company’s investments in loans and debt securities had an annual weighted average interest rate of approximately 10%.

The investment portfolio (excluding the Company’s investment in Katonah Debt Advisors and CDO Funds) at quarter end is well-diversified across 24 different industries and 68 different entities with an average balance per investment of approximately $4 million. As of June 30, 2007, all portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CDO Funds in which it invests, and the CDO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

Investment in CDO Fund Securities

Our CDO Funds managed by Katonah Debt Advisors invest primarily in non-investment grade broadly syndicated loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CDO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), debt to companies providing mortgage lending and emerging markets investments. The CDO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less appropriate fund expenses (including management fees)) is paid to the holders of the CDO Fund’s subordinated securities or preferred stock. As an investor in the subordinated securities or preferred stock of CDO Funds we expect to receive our pro-rata portion (relative to our percentage ownership of the subordinated securities or preferred stock) of the fund’s excess spread.

The securities issued by CDO Funds managed by Katonah Debt Advisors are primarily held by third parties. The Company typically makes a minority investment in the most junior classes of securities of CDO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CDO Funds managed by other asset management companies. Our CDO Investments are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CDO Investments as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each CDO Investment ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CDO Investment. We determine the fair value of our CDO Investments on an individual security-by-security basis.

Investment in Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CDO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. As a manager of the CDO Funds, Katonah Debt Advisors expects to receive its contractual and recurring management fee and any subsequent incentive management fees from the CDO Funds for its management and advisory services. The CDO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings. Katonah Debt Advisors receives management fees, which are generally based on a fixed percentage of assets under management, and generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. Katonah Debt Advisors also typically receives one-time structuring fees upon the creation of a new CDO Fund and may also receive incentive fees paid by the CDO Funds if it achieves a specified rate of return to the subordinated debt or preferred stock securities. As of June 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

We expect to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. By making investments in CDO Funds raised by Katonah Debt Advisors in the future, for which we expect to receive a current cash return, we can help Katonah Debt Advisors raise these funds which in turn will increase its assets under management which will result in additional management fee income.

Katonah Debt Advisors, as a wholly-owned portfolio company, is accounted for using the equity method of accounting consistent with our status as a BDC. Under the equity method of accounting, Katonah Debt Advisors is initially recorded at cost on our balance sheet. Subsequent net income or losses of Katonah Debt Advisors under accounting principles generally accepted in the United States (“GAAP”) is recognized as affiliate income or loss on our income statement with a corresponding increase (in the case of net income) or decrease (in the case of net loss) in our investment in Katonah Debt Advisors on the balance sheet. The revenue that Katonah Debt Advisors generates through the fees it receives for managing CDO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to us. Cash distributions of Katonah Debt Advisors’ accumulated GAAP net income would reduce the basis of Katonah Debt Advisors on our balance sheet. As with all other investments, Katonah Debt Advisors’ market value is periodically determined. The valuation is based primarily on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated net cash flows. Any change in value from period to period is recognized as unrealized gain or loss.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2007. Prior to the completion of our IPO on December 11, 2006, we had no material operations. Therefore, there are no comparable prior periods presented.

Investment Income

Investment income for the three months ended June 30, 2007 was approximately $8.6 million. Of this amount, approximately $5.8 million was related to interest income on our middle market investments which had an average par value during the period of approximately $238.4 million. For the three months ended June 30, 2007 approximately $805,000 of investment income was related to interest on assets accumulated for future CDO issuances on which the Company has provided a first loss guaranty in connection with loan warehouse arrangements for Katonah Debt Advisors CDO Funds. Approximately $1.7 million of investment income is related to dividends earned on CDO equity investments.

Investment income for the six months ended June 30, 2007 was approximately $15.1 million. Of this amount, approximately $10.2 million was related to interest income on our middle market investments which had an average par value during the period of approximately $219.4 million. For the six months ended June 30, 2007 approximately $875,000 of investment income was related to interest on assets accumulated for future CDO issuances on which the Company has provided a first loss guaranty in connection with loan warehouse arrangements for Katonah Debt Advisors CDO Funds. Approximately $3.4 million of investment income is related to dividends earned on CDO equity investments.

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

Expenses

Total expenses for the three months ended June 30, 2007 were approximately $3 million. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $1 million on average debt outstanding of $55 million. Approximately $917,000 of expenses related to employment compensation, including salaries, bonuses and stock option expense for the period. Other expenses included approximately $955,000 in professional fees primarily related to legal costs related to the initiation of public filings (first year proxy, Form 10-K, etc.), legal costs related to the initiation of other certain regulatory and compliance matters and recruiting fees for which the ongoing and recurring costs for such matters are expected to be substantially less. Administrative and other costs totaled $363,000 and include occupancy expense, insurance, technology and other office expenses.

Total expenses for the six months ended June 30, 2007 were approximately $5 million. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $1 million on average debt outstanding of $30 million. Approximately $2 million of expenses related to employment compensation, including salaries, bonuses and stock option expense for the period. Other expenses included approximately $1 million in professional fees primarily related to legal costs related to the initiation of public filings (first year proxy, Form 10-K, etc.), legal costs related to the initiation of other certain regulatory and compliance matters and recruiting fees for which the ongoing and recurring costs for such matters are expected to be substantially less. Administrative and other costs totaled $701,000 and include occupancy expense, insurance, technology and other office expenses.

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

Equity in Income from Affiliate

At June 30, 2007, Kohlberg Capital’s investment in its wholly-owned portfolio company, Katonah Debt Advisors, was approximately $59.0 million. For the three and six months ended June 30, 2007, Katonah Debt Advisors had GAAP net income of approximately $651,000 and $1.1 million, respectively. The net income of Katonah Debt Advisors is included in the GAAP income of Kohlberg Capital Corporation. For purposes of calculating quarterly dividends, only cash distributions of Katonah Debt Advisors’ current or accumulated undistributed net income to Kohlberg Capital are included. Katonah Debt Advisors made no cash distributions of its income in the first quarter of 2007. For purposes of calculating distributable income for required quarterly dividends as a regulated investment company, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by Kohlberg Capital prior to the IPO. As a result, the amount of our declared dividends, as evaluated by management and approved by our board of directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses) and may result in a dividend amount that exceeds our distributable tax income but not our GAAP net investment income.

Net Unrealized Appreciation on Investments

During the three and six months ended June 30, 2007, the Company’s investments had an increase in net unrealized appreciation of $11.7 million and $20.3 million, respectively. The increase in net unrealized appreciation was primarily a result of the appreciation of our wholly-owned portfolio company, Katonah Debt Advisors. Katonah Debt Advisors, as a portfolio manager, receives fee income from managing CDO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments.

The increase in value is primarily as a result of an increase in Katonah Debt Advisors’ assets under management from $1.2 billion prior to our IPO to $2.1 billion as of June 30, 2007. During the six months ended June 30, 2007, Katonah Debt Advisors increased its assets under management through the completion of Katonah X CLO Ltd. with approximately $486.0 million in assets at June 30, 2007. In addition, during the six months ended June 30, 2007, Katonah Debt Advisors began to aggregate assets of approximately $498.0 million for new funds it expects to complete by year-end 2007 or early 2008.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2007 was approximately $31.0 million, or $1.72 per outstanding share.

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

In addition to the traditional sources of available funds (issuance of new equity, debt or undrawn warehouse facility capacity), we also have the ability to raise additional cash funds through the securitization of assets on our balance sheet through our wholly-owned asset manager, Katonah Debt Advisors. Such a securitization will provide cash for new investments on our balance sheet as well as additional management fee income and potentially increased value (as a result of increased assets under management) for Katonah Debt Advisors.

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

As of June 30, 2007 and December 31, 2006 the fair value of investments and cash and cash equivalents were as follows:

	Investments at Fair Value (unaudited)
Security Type	June 30, 2007	December 31, 2006
Cash and cash equivalents	$14,156,755	$32,404,493
Senior Secured Loan	164,306,480	163,313,492
Junior Secured Loan	78,628,735	27,453,892
Mezzanine Investment	27,365,817	—
Senior Subordinated Bond	2,850,000	—
Senior Unsecured Bond	2,000,000	—
CDO Equity	28,920,000	20,870,000
Equity Securities	2,974,140	—
Portfolio Management Company	58,990,846	37,574,995

Total	$380,192,773	$281,616,872

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million (with an ability to increase to $250 million subject to certain conditions) in financing (the “Facility”) due February 14, 2012. Advances under the Facility are used by the Company primarily to make additional investments. The Company expects that the Facility will be secured by loans that it currently owns and the loans acquired by the Company with the advances under the Facility. The Company will borrow under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I. Under the Facility, funds are loaned by or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus an applicable margin. The interest charged on borrowed funds is based on the commercial paper rate plus 0.70% and is payable monthly. As of June 30, 2007, the outstanding balance on this facility was $100 million with available additional borrowing capacity of $100 million. The maturity date of the facility is February 14, 2012. As of June 30, 2007, we had restricted cash balances of approximately $2.7 million which we maintained in accordance with the terms of our Facility. A portion of these funds, approximately $977,000, were released to us in July 2007.

We expect our cash on hand, borrowings under our current Facility’s undrawn commitments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be investments in secured lien loans, mezzanine debt and CDO Fund equity. In order to fund new originations, we intend to use cash on hand, advances under our credit Facility and equity financings. Our credit Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the Facility, in which case we will seek to fund originations using new debt or equity financings.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2007 and December 31, 2006, the Company had committed to make a total of approximately $4 million of investments in various revolving senior secured loans, of which approximately $684,000 was funded as of June 30, 2007 and no amount was funded as of December 31, 2006. As of June 30, 2007 and December 31, 2006, the Company had committed to make a total of approximately $952,000 of investments in a delayed draw senior secured loan.

We may make “first loss” guarantees in connection with loan warehouse arrangements for Katonah Debt Advisors CDO Funds. Such guarantees relate primarily to losses as a result of payment defaults by loans held in the warehouse and not to changes in the value of such loans. Loan warehouse arrangements are used to accumulate assets that will ultimately be collateralized with a CDO Fund. The amount of such guarantees generally approximate 1% of the planned CDO Fund value and generally correlate to our planned equity investment in the CDO Fund. In return for such guarantee, we receive net spread income from the underlying assets in the loan warehouse.

On February 7, 2007, the Company entered into an agreement with Bear, Stearns & Co. Inc. (“Bear Stearns”) pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Briarcliff CLO I Ltd. (“Briarcliff”), which will generally invest in broadly syndicated corporate loans rated “BBB” to “B” and mezzanine securities of other corporate leveraged loan CDO funds (other than the CDO Funds managed by Katonah Debt Advisors) rated “BBB” or “BB”, with a total fund size expected to be $400 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow it to accumulate assets for Briarcliff. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Briarcliff prior to the completion of the fund (a “First Loss Guarantee”). Upon completion of the fund, the Company’s reimbursement obligation will be limited to losses incurred as a result of payment defaults on loans or that become rated “CCC” held in the warehouse and further limited based on a percentage of warehoused assets. In the event that the fund is not completed and closed, the reimbursement obligation will be limited to the aggregate difference between the purchase price of the warehoused collateral and the price at which such loan is sold. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon the closing of the securitization, less the financing costs of LIBOR plus 0.75%, reset daily. As of June 30, 2007 Katonah Debt Advisors had aggregated approximately $294 million of assets for Briarcliff, all of which were performing according to their contractual terms, and the Company does not expect to incur any losses on the assets acquired for Briarcliff.

On March 3, 2007, the Company entered into an agreement with Bear Stearns pursuant to which Bear Stearns will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Katonah CLO XI Ltd. (“Katonah CLO XI”) which will invest in broadly syndicated senior loans, second lien loans, and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) with a total fund size expected to be $400 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Bear Stearns will provide funding which will allow it to accumulate assets for Katonah CLO XI. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Bear Stearns for losses incurred on loans acquired for Katonah CLO XI prior to the completion of the fund. Upon completion of the fund, the Company’s reimbursement obligation will be limited to losses incurred as a result of payment defaults on loans or that become rated “CCC” held in the warehouse and further limited based on a percentage of warehoused assets. In the event that the fund is not completed and closed, the reimbursement obligation will be limited to the aggregate difference between the purchase price of the warehoused collateral and the price at which such loan is sold. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily. As of June 30, 2007 Katonah Debt Advisors had aggregated approximately $126 million of assets for Katonah CLO XI, all of which were performing according to their contractual terms, and the Company does not expect to incur any losses on the loans acquired for Katonah CLO XI.

On March 12, 2007, the Company entered into an agreement with Lehman Commercial Paper Inc. (“Lehman”) pursuant to which Lehman will provide services relating to the formation of a CDO Fund, managed by Katonah Debt Advisors, to be named Ardsley CLO 2007-1 Ltd. (“Ardsley CLO 2007-1”) which will invest in senior loans to middle market companies, broadly syndicated senior loans and other credit instruments (excluding asset backed securities such as those secured by residential mortgages or other consumer borrowings) of corporate issuers with a total fund size expected to be $300 million. As part of this engagement, Katonah Debt Advisors entered into a warehouse credit agreement, under which Lehman will provide funding which will allow it to accumulate assets for Ardsley CLO 2007-1. Pursuant to this warehouse credit agreement, the Company agreed to reimburse Lehman for losses incurred on loans acquired for Ardsley CLO 2007-1 prior to the completion of the fund. Upon completion of the fund, the Company’s reimbursement obligation will be limited to losses incurred as a result of payment defaults on loans or that become rated “CCC” held in the warehouse and further limited based on a percentage of warehoused assets. In the event that the fund is not completed and closed, the reimbursement obligation will be limited to the aggregate difference between the purchase price of the warehoused collateral and the price at which such loan is sold. In return for providing this First Loss Guarantee, the Company will receive all interest and other non-principal distributions made with respect to the CDO’s investments serving as collateral upon closing of the securitization, less the financing costs of 0.75% plus LIBOR, reset daily. As of June 30, 2007 Katonah Debt Advisors had aggregated approximately $63 million in loans for Ardsley CLO 2007-1, all of which were performing according to their contractual terms, and the Company does not expect to incur any losses on the loans acquired for Ardsley CLO 2007-1.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At June 30, 2007 and December 31, 2006, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Payment in Kind Interest

The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2007, the Company earned approximately $127,000 and $151,000 in PIK interest, respectively.

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

Management Compensation

We may, from time to time, issue stock options under our Equity Incentive Plan to officers and employees for services rendered to us. We will follow Statement of Financial Accounting Standards No. 123R (revised 2004), Accounting for Stock-Based Compensation , a method by which the fair value of options are determined and expensed. We are internally managed and therefore do not incur management fees payable to third parties.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2007, approximately 91% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2007, we had $100 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.70%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2007 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately 1% over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately 1% over a one-year period. Because most of our investments at June 30, 2007 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2007. In connection with the Facility established on February 14, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

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

Changes in Internal Control Over Financial Reporting. The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Neither we, nor any of our subsidiaries, are currently a party to any material legal proceedings, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial conditions, or results of our operations.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 8, 2007, we held our annual meeting of shareholders. The following two matters were submitted to a vote of the shareholders:

1.	To elect two directors, each for a term of three years; and

2.	To ratify the selection of Deloitte & Touche LLP as our independent registered public accountant.

The results of the shares voted with regard to each of these matters are as follows:

1.	Election of Directors

Director	For	Withheld
C. Turney Stevens	17,147,740	91,873
Gary Cademartori	17,148,440	91,173

2.	Ratification of appointment of Deloitte & Touche LLP

For	Against	Abstain	Broker Non-Votes
17,157,404	58,804	23,405	—

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOHLBERG CAPITAL CORPORATION

Date: August 14, 2007	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer (principal executive officer)

Date: August 14, 2007	By	/s/ Michael I. Wirth
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