Form 10-Q
period 2007-09-30
Kohlberg Capital CORP
filed 2007-11-05
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of common stock of the registrant as of November 1, 2007 was 18,017,699.

PART I. Financial Information

Item 1.	Financial Statements

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of September 30, 2007	As of December 31, 2006
	(unaudited)
ASSETS
Investments at fair value:
Investments in debt securities (cost: 2007 – $346,667,175; 2006 – $190,767,384)	$338,812,466	$190,767,384
Investments in CLO fund securities (cost: 2007 – $35,851,243; 2006 – $20,870,000)	33,130,000	20,870,000
Investments in equity securities (cost: 2007 – $4,974,140; 2006 – $0)	4,974,140	—
Affiliate investment (cost: 2007 – $35,117,290; 2006 – $33,394,995)	58,019,825	37,574,995

Total investments at fair value	434,936,431	249,212,379
Cash and cash equivalents	7,023,967	32,404,493
Restricted cash	5,003,793	—
Interest and dividends receivable	5,219,994	602,085
Receivable for open trades	1,910,329	—
Due from affiliate	491,923	(87,832)
Other assets	1,406,377	156,890

Total assets	$455,992,814	$282,288,015

LIABILITIES
Borrowings	170,000,000	—
Payable for open trades	9,359,981	24,183,044
Accounts payable and accrued expenses	4,226,782	1,704,548
Dividend payable	6,659,116	—

Total liabilities	$190,245,879	$25,887,592

Commitments and contingencies (note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000,000 common shares authorized; 17,997,611 and 17,946,333 common shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	179,976	179,463
Capital in excess of par value	252,841,386	251,550,420
Undistributed net investment income	398,990	416,753
Undistributed net realized gains	—	1,077
Net unrealized appreciation on investments	12,326,583	4,252,710

Total stockholders’ equity	265,746,935	256,400,423

Total liabilities and stockholders’ equity	$455,992,814	$282,288,015

NET ASSET VALUE PER SHARE	$14.77	$14.29

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
INVESTMENT INCOME:
Interest from investments in debt securities	$8,542,653	$19,624,938
Interest from cash and cash equivalents	141,535	425,630
Dividends from investments in CLO fund securities	1,689,056	5,115,081
Capital structuring service fees	110,000	430,526

Total investment income	10,483,244	25,596,175

EXPENSES:
Interest and amortization of debt issuance costs	2,311,203	3,510,696
Compensation	1,399,717	3,133,903
Professional fees	406,377	1,785,105
Insurance	41,369	122,885
Administrative and other	254,200	873,904

Total expenses	4,412,866	9,426,493
Equity in income of affiliate	656,755	1,795,006

NET INVESTMENT INCOME	6,727,133	17,964,688
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses) from investment transactions	(52,203)	167,258
Net change in unrealized losses on debt securities	(7,959,601)	(7,854,708)
Net change in unrealized gains (losses) on affiliate investments	(1,627,775)	18,649,825
Net change in unrealized losses on CLO fund securities	(1,771,243)	(2,721,243)

Net realized and unrealized gain (loss) on investments	(11,410,822)	8,241,132

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$(4,683,689)	$26,205,820

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.26)	$1.46
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.26)	$1.46
BASIC NET INVESTMENT INCOME PER COMMON SHARE	$0.37	$1.00
DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.37	$1.00
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—BASIC	17,989,460	17,965,590
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—DILUTED	17,989,460	18,001,345

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

Nine Months Ended September 30, 2007
Operations:
Net investment income	$17,964,688
Net realized gains from investment transactions	167,258
Net change in unrealized gains on investments	8,073,874

Net increase in net assets resulting from operations	26,205,820

Shareholder distributions:
Dividends from net income	(17,964,688)
Dividends in excess of net income	(17,763)
Distributions from realized gains	(168,335)

Net decrease in net assets resulting from shareholder distributions	(18,150,786)

Capital share transactions:
Issuance of common stock under dividend reinvestment plan	841,498
Stock based compensation	449,980

Net increase in net assets resulting from capital share transactions	1,291,478

Net assets at beginning of period	256,400,423

Net assets at end of period (including accumulated undistributed net investment income of $398,990)	$265,746,935

Net asset value per common share	$14.77
Common shares outstanding at end of period	17,997,611

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

(unaudited)

Nine Months Ended September 30, 2007
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$26,205,820
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gain on investment transactions	(167,258)
Net unrealized gain on investments	(8,073,874)
Net accretion of discount on securities	(355,838)
Purchases of investments	(329,226,823)
Payment-in-kind interest	(251,734)
Proceeds from sale and redemption of investments	137,413,089
Stock based compensation expense	449,980
Equity in income of affiliate	(1,795,006)
Changes in operating assets and liabilities:
Increase in interest and dividends receivable	(4,617,909)
Increase in other assets	(1,249,487)
Increase in due from affiliate	(579,755)
Increase in accounts payable and accrued expenses	2,522,234

Net cash used in operating activities	(179,726,561)

FINANCING ACTIVITIES:
Dividends paid in cash	(10,650,172)
Borrowings	170,000,000
Increase in restricted cash	(5,003,793)

Net cash provided by financing activities	154,346,035

CHANGE IN CASH AND CASH EQUIVALENTS	(25,380,526)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,404,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,023,967

Supplemental Information:
Interest paid during the period	$2,363,746
Non-cash dividends paid during the period under dividend reinvestment plan	$841,498
Cash restricted during the period under terms of secured revolving credit facility	$4,987,123

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of September 30, 2007

(unaudited)

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products(6)	Senior Secured Loan; Deferred Draw Term Loan (First Lien) (7.9%, Due 6/13)	$144,504	$144,504	$144,504

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; Revolver (7.9%, Due 5/13)	—	—	—

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products(6)	Junior Secured Loan; Second Lien Term Loan Note (11.4%, Due 6/14)	5,000,000	4,990,480	5,000,000

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products(6)	Senior Secured Loan; Term Loan (First Lien) (8.2%, Due 6/13)	796,000	796,000	796,000

Aero Products International, Inc. Personal and Non Durable Consumer Products (Mfg. Only)(6)	Senior Secured Loan; Term Loan (9.4%, Due 4/12)	3,900,000	3,900,000	3,900,000

Aerostructures Acquisition, LLC Aerospace and Defense(6)	Senior Secured Loan; Term Loan (8.2%, Due 3/13)	4,937,500	4,937,500	4,937,500

AGA Medical Corporation Healthcare, Education and Childcare(6)	Senior Secured Loan; Tranche B Term Loan (7.4%, Due 4/13)	3,832,209	3,829,208	3,678,921

AGS LLC Hotels, Motels, Inns, and Gaming(6)	Senior Secured Loan; Delayed Draw Term Loan (8.1%, Due 5/13)	290,323	290,323	275,806

AGS LLC Hotels, Motels, Inns, and Gaming(6)	Senior Secured Loan; Initial Term Loan (8.1%, Due 5/13)	2,407,258	2,407,258	2,286,895

Allen-Vanguard Corporation Aerospace and Defense(3)	Senior Secured Loan; US Term Loan (13.8%, Due 9/12)	2,309,751	2,275,295	2,275,105

Amercable Incorporated Machinery (Non-Agriculture, Non-Construction, Non-Electronic)(6)	Senior Secured Loan; Initial Term Loan (8.8%, Due 6/14)	4,000,000	4,000,000	4,000,000

Astoria Generating Company Acquisitions, LLC Utilities(6)	Junior Secured Loan; Second Lien Term Loan C (9.0%, Due 8/13)	4,000,000	4,051,637	3,958,760

Atlantic Marine Holding Company Cargo Transport(6)	Senior Secured Loan; Term Loan (7.6%, Due 3/14)	1,745,017	1,756,638	1,718,842

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment /Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Awesome Acquisition Company (CiCi’s Pizza) Personal, Food and Miscellaneous Services(6)	Junior Secured Loan; Term Loan (Second Lien) (10.2%, Due 6/14)	4,000,000	3,972,500	3,920,000

AZ Chem US Inc. Chemicals, Plastics and Rubber(6)	Junior Secured Loan; Second Lien Term Loan (11.0%, Due 2/14)	4,000,000	3,955,000	3,580,000

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service(6)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 7/12)	1,980,000	1,992,766	1,940,400

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service(6)	Junior Secured Loan; Loan (Second Lien) (11.4%, Due 7/13)	2,475,000	2,513,664	2,425,500

Bay Point Re Limited Insurance(3)(6)	Senior Secured Loan; Loan (9.9%, Due 12/10)	3,000,000	3,021,124	3,021,124

Bicent Power LLC Utilities(6)	Junior Secured Loan; Advance (Second Lien) (9.4%, Due 12/14)	4,000,000	4,000,000	3,720,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Revolver (11.1%, Due 11/10)	375,000	375,000	375,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan A (11.4%, Due 11/11)	3,818,182	3,818,182	3,818,182

Caribe Information Investments Incorporated Printing and Publishing(6)	Senior Secured Loan; Term Loan (7.6%, Due 3/13)	5,943,530	5,941,156	5,765,224

Cast & Crew Payroll, LLC (Payroll Acquisition) Leisure, Amusement, Motion Pictures, Entertainment(6)	Senior Secured Loan; Initial Term Loan (8.2%, Due 9/12)	6,733,923	6,762,989	6,762,989

CEI Holdings, Inc. (Cosmetic Essence) Personal and Non Durable Consumer Products (Mfg. Only)(6)	Senior Secured Loan; Term Loan (7.6%, Due 3/14)	1,243,750	1,170,153	1,131,813

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment; Senior Subordinated Notes (15.5%, Due 6/13)	10,000,000	9,809,307	9,800,000

Clarke American Corp. Printing and Publishing(6)	Senior Secured Loan; Tranche B Term Loan (7.7%, Due 6/14)	2,992,500	2,992,500	2,796,731

Clayton Holdings, Inc Finance(6)	Senior Secured Loan; Term Loan (7.6%, Due 12/11)	617,454	620,055	561,884

Coastal Concrete Southeast, LLC Buildings and Real Estate(4)	Mezzanine Investment; Mezzanine Term Loan (15.0%, Due 3/13)	8,080,555	7,651,453	7,606,415

Concord Re Limited Insurance(3)	Senior Secured Loan; Term Loan (9.6%, Due 2/12)	3,000,000	3,025,466	2,940,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
CST Industries, Inc. Diversified/Conglomerate Manufacturing(6)	Senior Secured Loan; Term Loan (8.1%, Due 8/13)	990,000	993,272	993,272

DaimlerChrysler Financial Services Americas LLC Finance(6)	Senior Secured Loan; Term Loan (First Lien) (9.4%, Due 8/12)	2,000,000	1,902,910	1,999,800

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics(6)	Junior Secured Loan; Term Loan (Second Lien) (10.7%, Due 10/13)	1,000,000	1,009,957	1,000,000

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics(6)	Junior Secured Loan; Term Loan (Third Lien) (12.7%, Due 4/14)	3,500,000	3,539,356	3,517,500

Delta Educational Systems, Inc. Healthcare, Education and Childcare(6)	Senior Secured Loan; Term Loan (8.4%, Due 6/12)	2,943,947	2,943,947	2,943,947

DeltaTech Controls, Inc. Machinery (Non-Agriculture, Non- Construction, Non-Electronic)(6)	Senior Secured Loan; Term Loan (First Lien) (8.4%, Due 7/14)	4,000,000	3,980,262	3,980,262

DeltaTech Controls, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)(6)	Junior Secured Loan; Term Loan (Second Lien) (11.9%, Due 1/15)	2,000,000	1,960,000	1,960,000

Dresser, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)(6)	Junior Secured Loan; Term Loan (Second Lien) (11.1%, Due 5/15)	3,000,000	2,957,624	2,951,250

Edgestone CD Acquisition Corp. (Custom Direct) Printing and Publishing(6)	Junior Secured Loan; Loan (Second Lien) (11.2%, Due 12/14)	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct) Printing and Publishing(6)	Senior Secured Loan; Term Loan (First Lien) (7.9%, Due 12/13)	997,500	1,003,588	1,003,588

eInstruction Corporation Healthcare, Education and Childcare(6)	Junior Secured Loan; 2nd Lien Term Loan (11.2%, Due 7/14)	5,000,000	5,000,000	5,000,000

eInstruction Corporation Healthcare, Education and Childcare(6)	Senior Secured Loan; Initial Term Loan (8.7%, Due 7/13)	5,000,000	5,000,000	5,000,000

Endeavor Energy Resources, L.P. Oil and Gas	Junior Secured Loan; Second Lien Term Loan (9.6%, Due 3/12)	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc. Diversified/Conglomerate Manufacturing(6)	Senior Secured Loan; Term Loan (8.1%, Due 12/12)	4,974,638	4,974,638	4,924,891

First American Payment Systems, L.P. Finance(6)	Senior Secured Loan; Term Loan (8.5%, Due 10/13)	3,960,000	3,960,000	3,900,600

Flatiron Re Ltd. Insurance(3)	Senior Secured Loan; Closing Date Term Loan (9.6%, Due 12/10)	3,887,867	3,919,165	3,853,926

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Flatiron Re Ltd. Insurance(3)	Senior Secured Loan; Delayed Draw Term Loan (9.6%, Due 12/10)	1,883,186	1,898,346	1,866,745

Ford Motor Company Automobile(6)	Senior Secured Loan; Term Loan (8.1%, Due 12/13)	1,994,975	1,992,481	1,940,113

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond; 10.125% - 12/16 - 35687MAN7 (10.1%, Due 12/16)	3,000,000	3,009,489	2,790,000

Frontier Drilling USA, Inc. Oil and Gas(6)	Senior Secured Loan; Term B Advance (9.0%, Due 6/13)	2,000,000	1,997,776	1,985,000

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche A Credit-Linked Deposit (8.7%, Due 6/11)	1,257,143	1,215,733	1,064,385

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche B Term Loan (8.7%, Due 6/11)	2,708,571	2,619,352	2,293,266

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.7%, Due 6/12)	3,000,000	2,662,117	2,137,500

Gleason Works, The Machinery (Non-Agriculture, Non-Construction, Non-Electronic)(6)	Senior Secured Loan; New US Term Loan (7.5%, Due 6/13)	2,437,280	2,445,163	2,400,721

Hawkeye Renewables, LLC Farming and Agriculture(6)	Senior Secured Loan; Term Loan (First Lien) (9.3%, Due 6/12)	2,969,925	2,897,728	2,648,163

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (7.9%, Due 3/13)	1,685,843	1,691,367	1,650,710

HMSC Corporation (aka Swett and Crawford) Insurance(6)	Junior Secured Loan; Loan (Second Lien) (10.9%, Due 10/14)	2,000,000	1,980,000	1,915,000

Huish Detergents Inc. Personal and Non Durable Consumer Products (Mfg. Only)(6)	Junior Secured Loan; Loan (Second Lien) (9.5%, Due 10/14)	1,000,000	1,000,000	857,500

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products(6)	Senior Secured Loan; Delayed Draw Term Loan (7.6%, Due 4/14)	—	—	—

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products(6)	Senior Secured Loan; Initial Term Loan (First Lien) (8.0%, Due 4/14)	1,824,429	1,824,429	1,678,474

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products(6)	Junior Secured Loan; Loan (Second Lien) (12.3%, Due 10/14)	3,000,000	3,000,000	2,520,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
IAL Acquisition Co. (International Aluminum Corporation) Mining, Steel, Iron and Non-Precious Metals(6)	Senior Secured Loan; Term Loan (7.9%, Due 3/13)	1,619,940	1,619,940	1,619,940

Infiltrator Systems, Inc. Ecological(6)	Senior Secured Loan; Term Loan (8.7%, Due 9/12)	3,970,000	3,957,141	3,957,141

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass(6)	Senior Secured Loan; 1st Lien Term Loan (8.4%, Due 5/12)	3,982,075	3,992,357	3,992,357

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass(6)	Junior Secured Loan; 2nd Lien Term Loan (12.4%, Due 5/13)	3,000,000	3,022,933	3,022,933

Jones Stephens Corp. Buildings and Real Estate(4)(6)	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	8,299,320	8,269,531	8,266,771

JW Aluminum Company Mining, Steel, Iron and Non-Precious Metals(6)	Junior Secured Loan; Term Loan (2nd Lien) (11.7%, Due 12/13)	5,371,429	5,391,150	5,425,143

Kepler Holdings Limited Insurance(3)	Senior Secured Loan; Loan (10.7%, Due 6/09)	3,000,000	3,000,000	2,940,000

KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)(6)	Junior Secured Loan; Loan (Second Lien) (10.2%, Due 12/14)	5,000,000	5,000,000	4,250,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan; Loan (Second Lien) (8.7%, Due 8/13)	2,000,000	2,017,981	1,932,500

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)(6)	Senior Secured Loan; Term Loan (First Lien) (8.6%, Due 1/10)	3,930,000	3,842,208	3,576,300

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)(6)	Junior Secured Loan; Term Loan (Second Lien) (12.6%, Due 1/11)	2,000,000	1,911,222	1,780,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Junior Secured Loan; Term Loan (Third Lien) (14.2%, Due 2/12)	2,173,480	2,173,480	1,934,398

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan; First Lien Term Loan (9.4%, Due 8/12)	2,962,500	2,962,500	2,962,500

Levlad, LLC & Arbonne International, LLC Personal and Non Durable Consumer Products (Mfg. Only)(6)	Senior Secured Loan; Term Loan (7.6%, Due 3/14)	2,905,752	2,905,752	2,106,670

LN Acquisition Corp. (Lincoln Industrial) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)(6)	Junior Secured Loan; Initial Term Loan (Second Lien) (11.5%, Due 1/15)	2,000,000	2,000,000	1,985,000

LPL Holdings, Inc. Finance(6)	Senior Secured Loan; Tranche D Term Loan (7.2%, Due 6/13)	5,352,086	5,392,049	5,191,524

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
MCCI Group Holdings, LLC Healthcare, Education and Childcare(6)	Senior Secured Loan; Term Loan (First Lien) (9.0%, Due 12/12)	3,980,000	3,980,000	3,980,000

MCCI Group Holdings, LLC Healthcare, Education and Childcare(6)	Junior Secured Loan; Term Loan (Second Lien) (12.5%, Due 6/13)	1,000,000	1,000,000	1,000,000

Murray Energy Corporation Mining, Steel, Iron and Non-Precious Metals(6)	Senior Secured Loan; Tranche B Term Loan (First Lien) (8.5%, Due 1/10)	1,974,684	1,985,744	1,954,937

Northeast Biofuels, LP Farming and Agriculture(6)	Senior Secured Loan; Construction Term Loan (8.6%, Due 6/13)	1,365,854	1,368,856	1,290,732

Northeast Biofuels, LP Farming and Agriculture(6)	Senior Secured Loan; Synthetic LC Term Loan (8.4%, Due 6/13)	634,146	635,540	599,268

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Incremental Term Loan Add On (9.0%, Due 6/11)	937,500	937,500	937,500

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (8.6%, Due 6/11)	4,335,986	4,309,106	4,303,466

Pegasus Solutions Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond; 10.500% - 04/2015 - 705908AA9 (10.5%, Due 4/15)	2,000,000	2,000,000	2,000,000

Pegasus Solutions Inc. Leisure, Amusement, Motion Pictures, Entertainment(6)	Senior Secured Loan; Closing Date Term Loan (8.5%, Due 4/13)	1,923,333	1,923,333	1,923,333

Primus International Inc. Aerospace and Defense(6)	Senior Secured Loan; Term Loan (8.2%, Due 6/12)	3,267,505	3,274,496	3,136,805

Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals(6)	Junior Secured Loan; 2nd Lien Term Loan (13.6%, Due 6/14)	5,000,000	4,926,172	4,925,000

Rhodes Companies, LLC, The Buildings and Real Estate(4)(6)	Junior Secured Loan; Second Lien Term Loan (12.9%, Due 11/11)	2,000,000	2,011,909	1,755,000

Rockford Energy Partners II, LLC Oil and Gas	Junior Secured Loan; 2nd Lien Term Loan Facility (12.3%, Due 10/11)	5,000,000	5,000,000	5,000,000

San Juan Cable, LLC Broadcasting and Entertainment(6)	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 10/13)	3,000,000	2,978,092	2,932,500

Schneller LLC Aerospace and Defense(6)	Senior Secured Loan; First Lien Term Loan (9.6%, Due 6/13)	5,000,000	4,950,472	4,950,000

Sorenson Communications, Inc. Electronics(6)	Senior Secured Loan; Tranche C Term Loan (8.0%, Due 8/13)	2,926,635	2,943,672	2,897,369

Specialized Technology Resources, Inc. Diversified/Conglomerate Service(6)	Junior Secured Loan; Loan (Second Lien) (12.1%, Due 12/14)	7,500,000	7,500,000	7,500,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Specialized Technology Resources, Inc. Diversified/Conglomerate Service(6)	Senior Secured Loan; Term Loan (First Lien) (7.6%, Due 6/14)	2,992,500	2,992,500	2,992,500

Standard Steel, LLC Cargo Transport(6)	Senior Secured Loan; Delayed Draw Term Loan (8.0%, Due 7/12)	665,000	669,278	669,278

Standard Steel, LLC Cargo Transport(6)	Senior Secured Loan; Initial Term Loan (7.7%, Due 7/12)	3,291,667	3,312,841	3,312,841

Standard Steel, LLC Cargo Transport(6)	Junior Secured Loan; Loan (Second Lien) (11.2%, Due 7/13)	1,000,000	1,008,794	1,015,000

Stolle Machinery Company Machinery (Non-Agriculture, Non-Construction, Non-Electronic)(6)	Senior Secured Loan; First Lien Term Loan (7.5%, Due 9/12)	1,980,000	1,990,688	1,910,700

Stolle Machinery Company Machinery (Non-Agriculture, Non-Construction, Non-Electronic)(6)	Junior Secured Loan; Loan (Second Lien) (11.3%, Due 9/13)	1,000,000	1,015,778	965,000

Thermal North America, Inc. Utilities(6)	Senior Secured Loan; Credit Linked Deposit Facility (8.4%, Due 10/08)	400,000	400,862	396,500

Thermal North America, Inc. Utilities(6)	Senior Secured Loan; Term Loan (8.0%, Due 10/08)	3,517,377	3,527,480	3,495,393

TLC Funding Corp. Healthcare, Education and Childcare(6)	Senior Secured Loan; Term Loan (First Lien) (10.2%, Due 5/12)	3,940,000	3,855,816	3,969,550

TPF Generation Holdings, LLC Utilities(6)	Junior Secured Loan; Second Lien Term Loan (9.4%, Due 12/14)	2,000,000	2,034,294	1,910,000

TransAxle LLC Automobile	Senior Secured Loan; Revolver (8.6%, Due 9/12)	381,818	377,362	379,909

TransAxle LLC Automobile(6)	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	2,850,000	2,850,000	2,850,000

Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products(6)	Senior Secured Loan; Term Loan (8.1%, Due 4/13)	1,995,000	1,995,000	1,995,000

U.S. Silica Company Diversified Natural Resources, Precious Metals and Minerals(6)	Junior Secured Loan; 2nd Lien Term Loan (12.3%, Due 2/14)	4,000,000	3,921,118	4,080,000

U.S. Silica Company Diversified Natural Resources, Precious Metals and Minerals(6)	Senior Secured Loan; Term Loan (First Lien) (9.2%, Due 8/13)	5,000,000	4,950,758	5,000,000

Water PIK, Inc. Personal and Non Durable Consumer Products (Mfg. Only)(6)	Senior Secured Loan; Loan (First Lien) (8.9%, Due 6/13)	1,995,000	1,995,000	1,955,100

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Wesco Aircraft Hardware Corp. Aerospace and Defense(6)	Junior Secured Loan; Second Lien Term Loan (11.0%, Due 3/14)	4,132,887	4,167,802	4,122,555

Wire Rope Corporation of America, Inc. Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Mezzanine Investment; 11.000% - 02/2015 - 97654JAA1 (11.0%, Due 2/15)	10,000,000	10,000,000	10,000,000

Wire Rope Corporation of America, Inc. Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Mezzanine Investment; 11.000% - 02/2015 - 97654JAB9 (11.0%, Due 2/15)	5,000,000	4,753,577	4,750,000

Wolf Hollow I, LP Utilities(6)	Senior Secured Loan; Acquisition Term Loan (7.4%, Due 6/12)	786,068	774,262	719,253

Wolf Hollow I, LP Utilities(6)	Senior Secured Loan; Synthetic Letter of Credit (7.4%, Due 6/12)	668,412	658,373	611,597

Wolf Hollow I, LP Utilities(6)	Senior Secured Loan; Synthetic Revolver Deposits (7.5%, Due 6/12)	167,103	164,593	152,899

Wolf Hollow I, LP Utilities(6)	Junior Secured Loan; Term Loan (Second Lien) (9.7%, Due 12/12)	2,683,177	2,689,005	2,616,096

Total Investment in Debt Securities and Bonds (78% of total investments at fair value)		$348,495,994	$346,667,175	$338,812,466

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (2)
Aerostructures Holdings L.P. Aerospace and Defense	Partnership Interest	1.2%	$1,000,000	$1,000,000
eInstruction Acquisition, LLC Healthcare, Education and Childcare	Membership Units	1.1%	1,000,000	1,000,000
FP WRCA Coinvestment Fund VII, Ltd. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	1,500,000	1,500,000
Park Avenue Coastal Holding, LLC Buildings and Real Estate(4)	Common Interests	2.0%	1,000,000	1,000,000
Coastal Concrete Southeast, LLC Buildings and Real Estate(4)(7)	Warrants	0.9%	474,140	474,140

Total Investment in Equity Securities (1% of total investments at fair value)			$4,974,140	$4,974,140

CLO Fund Investments	Investment	Percent of Class Held	Cost	Value(2)
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,361,130	$4,250,000
Katonah III, Ltd.	Preferred Shares	23.1%	4,500,000	3,040,000
Katonah IV, Ltd.	Preferred Shares	17.1%	3,150,000	3,110,000
Katonah V, Ltd.	Preferred Shares	6.9%	3,320,000	1,180,000
Katonah VII CLO Ltd.	Subordinated Securities	26.7%	4,500,000	4,260,000
Katonah VIII CLO Ltd	Subordinated Securities	16.4%	3,400,000	3,410,000
Katonah IX CLO Ltd	Preferred Shares	10.3%	2,000,000	2,000,000
Katonah X CLO Ltd	Subordinated Securities	33.3%	10,620,113	11,880,000

Total Investment in CLO Funds (8% of total investments at fair value)			$35,851,243	$33,130,000

Portfolio Company/Principal Business	Investment	Percent of Interests Held	Cost	Value(2)
Katonah Debt Advisors, L.L.C. / Asset Management (13% of total investments at fair value)	Membership Interests	100.0%	$35,117,290	$58,019,825

Total Investments(5)			$422,609,848	$434,936,431

(1)

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at September 30, 2007.

(2)	Reflects the fair market value of all existing investments as of September 30, 2007, as determined by our Board of Directors.

(3)	Non-U.S. company or principal place of business outside the U.S.

(4)

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2007, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CLO funds.

(5)

The aggregate cost of investments for federal income tax purposes is approximately $421 million. The aggregate gross unrealized appreciation is approximately $25 million and the aggregate gross unrealized depreciation is approximately $12 million.

(6)	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).

(7)	Non-income producing.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2006

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
AGA Medical Corporation Healthcare, Education and Childcare	Senior Secured Loan; Tranche B (7.4%, Due 4/13)	$3,826,751	$3,823,346	$3,823,346

Astoria Generating Company Acquisitions, LLC Utilities	Junior Secured Loan; Second Lien Term C (9.1%, Due 8/13)	2,000,000	2,000,000	2,000,000

Atlantic Marine Holding Company Cargo Transport	Senior Secured Loan; Term Loan (7.9%, Due 8/13)	1,990,000	2,004,839	2,004,839

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan; First Lien Term Loan (8.1%, Due 7/12)	1,995,000	2,009,860	2,009,860

Bay Point Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.9%, Due 12/10)	3,000,000	3,026,001	3,026,001

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Revolver (11.4%, Due 11/11)	375,000	375,000	375,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan A (11.4%, Due 11/11)	4,000,000	4,000,000	4,000,000

Capital Automotive REIT Automobile	Senior Secured Loan; Term Loan (7.1%, Due 12/10)	3,721,052	3,730,265	3,730,265

Caribe Information Investments Incorporated Printing and Publishing	Senior Secured Loan; Term Loan (7.6%, Due 3/13)	6,315,895	6,310,527	6,310,527

Cast & Crew Payroll, LLC (Payroll Acquisition) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan; Initial Term Loan (8.6%, Due 9/12)	7,000,000	7,034,764	7,034,764

Clarke American Corp. Printing and Publishing	Senior Secured Loan; Term Loan B (8.6%, Due 12/11)	2,478,134	2,508,872	2,508,872

Clayton Holdings, Inc Finance	Senior Secured Loan; Term Loan (8.4%, Due 12/11)	811,555	815,586	815,586

Concord Re Limited(3) Insurance	Senior Secured Loan; Term Loan (9.6%, Due 2/12)	3,000,000	3,029,779	3,029,779

CST Industries, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.5%, Due 8/13)	997,500	1,001,219	1,001,219

Dayco Products LLC—(Mark IV Industries, Inc.) Automobile	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 12/11)	500,000	501,861	501,861

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 10/13)	1,000,000	1,011,187	1,011,187

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan; Third Lien Term Loan (12.9%, Due 4/14)	1,500,000	1,518,652	1,518,652

Delta Educational Systems, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (8.9%, Due 6/12)	2,985,987	2,985,987	2,985,987

Fasteners For Retail, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan; Term Loan (8.1%, Due 12/12)	5,000,000	5,000,000	5,000,000

First American Payment Systems, L.P. Finance	Senior Secured Loan; Term Loan (8.6%, Due 10/13)	3,990,000	3,990,000	3,990,000

Flatiron Re Ltd.(3) Insurance	Senior Secured Loan; Closing Date Term Loan (9.6%, Due 12/10)	4,042,105	4,082,142	4,082,142

Flatiron Re Ltd.(3) Insurance	Senior Secured Loan; Delayed Draw Term Loan (9.6%, Due 12/10)	1,957,895	1,977,287	1,977,287

Gentiva Health Services, Inc. Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (7.7%, Due 3/13)	1,848,649	1,848,649	1,848,649

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche A Credit-Linked Deposit (8.3%, Due 6/11)	1,257,143	1,207,290	1,207,290

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Senior Secured Loan; First Lien Tranche B Term Loan (8.4%, Due 6/11)	2,729,143	2,620,917	2,620,917

Ginn LA Conduit Lender, Inc. Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 6/12)	1,000,000	851,051	851,051

Gleason Works Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 6/13)	1,878,788	1,888,127	1,888,127

Hawkeye Renewables, LLC Farming and Agriculture	Senior Secured Loan; First Lien Term Loan (9.4%, Due 6/12)	2,992,481	2,908,240	2,908,240

HCA Inc. Healthcare, Education and Childcare	Senior Secured Loan; Tranche B Term Loan (8.1%, Due 11/13)	4,000,000	4,037,307	4,037,307

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan; Term Loan B (8.6%, Due 3/13)	2,985,000	2,996,125	2,996,125

Infiltrator Systems, Inc. Ecological	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	4,000,000	3,985,099	3,985,099

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Senior Secured Loan; First Lien Term Loan (8.4%, Due 5/12)	3,854,545	3,864,114	3,864,114

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan; Second Lien Term Loan (12.4%, Due 5/13)	1,000,000	1,004,970	1,004,970

IPC Systems, Inc. Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 9/14)	2,500,000	2,500,000	2,500,000

Jones Stephens Corp. Buildings and Real Estate(4)	Senior Secured Loan; Term Loan (9.2%, Due 9/12)	7,000,000	6,965,235	6,965,235

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
JW Aluminum Company Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan; Term Loan (Second Lien) (11.6%, Due 12/13)	2,000,000	2,000,000	2,000,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan; Second Lien Term Loan (8.9%, Due 8/13)	2,000,000	2,000,000	2,000,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate (4)	Senior Secured Loan; First Lien (8.6%, Due 1/10)	3,960,000	3,842,676	3,842,676

LBREP/L-Suncal Master I LLC Buildings and Real Estate(4)	Junior Secured Loan; Second Lien (12.6%, Due 1/11)	2,000,000	1,891,032	1,891,032

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer	Senior Secured Loan; First Lien Term Loan (9.2%, Due 8/12)	2,985,000	2,985,000	2,985,000

Levlad LLC & Arbonne International LLC Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (8.4%, Due 6/13)	1,946,667	1,956,351	1,956,351

Longyear Canada, ULC (Boart Longyear)(3) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (8.6%, Due 10/12)	245,603	245,603	245,603

Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non- Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First (8.6%, Due 10/12)	264,495	264,495	264,495

Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non- Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (8.6%, Due 10/12)	2,450,264	2,450,264	2,450,264

LPL Holdings, Inc. Finance	Senior Secured Loan; Tranche C Term Loan (8.1%, Due 6/13)	5,392,462	5,414,881	5,414,881

LSP Kendall Energy, LLC Utilities	Senior Secured Loan; Term Loan (7.4%, Due 10/13)	1,922,988	1,913,428	1,913,428

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Junior Secured Loan; Second Lien Term Loan (14.3%, Due 6/13)	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Senior Secured Loan; Term Loan (10.8%, Due 12/12)	4,000,000	4,000,000	4,000,000

Metaldyne Corporation Automobile	Senior Secured Loan; Term D (10.1%, Due 12/09)	1,997,475	1,997,475	1,997,475

Michaels Stores, Inc. Retail Stores	Senior Secured Loan; Term Loan (8.4%, Due 10/13)	1,958,333	1,958,333	1,958,333

Mirant North America, LLC Utilities	Senior Secured Loan; Term Loan (7.1%, Due 1/13)	3,960,000	3,950,163	3,950,163

Murray Energy Corporation Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 1/10)	1,989,873	2,004,614	2,004,614

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Construction Term Loan (8.6%, Due 6/13)	1,365,854	1,369,248	1,369,248

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan; Synthetic LC (8.6%, Due 6/13)	634,146	635,722	635,722

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (8.6%, Due 6/11)	4,756,944	4,721,569	4,721,569

Primus International Inc. Aerospace and Defense	Senior Secured Loan; Term Loan (7.9%, Due 6/12)	3,292,188	3,300,360	3,300,360

Rhodes Companies, LLC (The) Buildings and Real Estate(4)	Junior Secured Loan; Second Lien Term Loan (12.9%, Due 11/11)	2,000,000	1,910,700	1,910,700

Sorenson Communications, Inc. Electronics	Senior Secured Loan; Tranche B Term Loan (8.4%, Due 8/13)	2,978,525	2,997,041	2,997,041

Standard Steel, LLC Cargo Transport	Senior Secured Loan; Delayed Draw Term Loan (1.%, Due 6/12)	—	4,965	4,965

Standard Steel, LLC Cargo Transport	Senior Secured Loan; Initial Term Loan (7.9%, Due 6/12)	3,316,667	3,341,369	3,341,369

Standard Steel, LLC Cargo Transport	Junior Secured Loan; Second Lien Term Loan (11.4%, Due 6/13)	1,000,000	1,009,941	1,009,941

Stolle Machinery Company Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan; First Lien Term Loan (7.9%, Due 9/12)	1,995,000	2,007,386	2,007,386

Stratus Technologies, Inc. Electronics	Senior Secured Loan; First Lien Term Loan (8.4%, Due 3/11)	1,990,000	1,985,070	1,985,070

Thermal North America, Inc. Utilities	Senior Secured Loan; Credit Linked Deposit (8.1%, Due 10/08)	400,000	401,469	401,469

Thermal North America, Inc. Utilities	Senior Secured Loan; Term Loan (8.1%, Due 10/08)	3,600,000	3,617,627	3,617,627

TLC Funding Corp. Healthcare, Education and Childcare	Senior Secured Loan; First Lien Term Loan (12.3%, Due 5/12)	3,970,000	3,871,451	3,871,451

TransAxle LLC Automobile	Senior Secured Loan; Revolver (8.9%, Due 9/12)	—	—	—

TransAxle LLC Automobile	Senior Secured Loan; Term Loan (8.9%, Due 9/12)	2,962,500	2,962,500	2,962,500

United Air Lines, Inc. Personal Transportation	Senior Secured Loan; Delayed Draw Tranche B Loan (9.1%, Due 2/12)	750,000	750,000	750,000

United Air Lines, Inc. Personal Transportation	Senior Secured Loan; Tranche B Term Loan (9.1%, Due 2/12)	3,250,000	3,250,000	3,250,000

Valleycrest Holding Co. (VCC Holdco) Diversified/Conglomerate Service	Junior Secured Loan; Second Lien Term Loan (10.9%, Due 4/14)	1,000,000	1,007,461	1,007,461

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan; First Lien Term Loan (7.6%, Due 6/13)	902,313	902,313	902,313

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment / Interest Rate(1) / Maturity	Principal	Cost	Value(2)
Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan; Second Lien Term Loan (11.9%, Due 12/13)	2,500,000	2,512,432	2,512,432

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan; Second Lien Term Loan (11.1%, Due 3/14)	2,000,000	2,044,763	2,044,763

WM. Bolthouse Farms, Inc. Beverage, Food and Tobacco	Senior Secured Loan; Term Loan (First Lien) (7.6%, Due 12/12)	2,592,462	2,586,023	2,586,023

Wolf Hollow I, LP Utilities	Senior Secured Loan; Acquisition Term Loan (7.6%, Due 6/12)	792,335	778,545	778,545

Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Letter of Credit (7.6%, Due 6/12)	668,412	656,779	656,779

Wolf Hollow I, LP Utilities	Senior Secured Loan; Synthetic Revolver Deposits (7.6%, Due 6/12)	167,103	164,195	164,195

Wolf Hollow I, LP Utilities	Junior Secured Loan; Term Loan (Second Lien) (9.9%, Due 12/12)	2,683,177	2,689,842	2,689,842

Total Investments in Debt Securities (77% of total investment assets at fair value)		$191,173,409	$190,767,384	$190,767,384

CLO Fund Investments	Investment	Percent of Class Held	Cost	Value(2)
Katonah III, Ltd.	Preferred Shares	23.1%	$4,500,000	$4,500,000
Katonah IV, Ltd.	Preferred Shares	17.1%	3,150,000	3,150,000
Katonah V, Ltd.	Preferred Shares	26.7%	3,320,000	3,320,000
Katonah VII CLO Ltd.	Subordinated Securities	16.4%	4,500,000	4,500,000
Katonah VIII CLO Ltd.	Subordinated Securities	10.3%	3,400,000	3,400,000
Katonah IX CLO Ltd.	Preferred Shares	6.9%	2,000,000	2,000,000

Total Investments in CLO Funds (8% of total investment assets at fair value)			$20,870,000	$20,870,000

Portfolio Company / Principal Business	Investment	Percent of Interests Held	Cost	Fair Value
Katonah Debt Advisors, L.L.C. / Asset Management (15% of total investment assets at fair value)	Membership Interests	100.00%	$33,394,995	$37,574,995

Total Investments(5)			$245,032,379	$249,212,379

(1)

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which reset semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at December 31, 2006.

(2)	Reflects the fair market value of all existing investments as of December 31, 2006, as determined by our Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.

(4)

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2006, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CLO funds.

(5)

The aggregate cost of investments for federal income tax purposes is approximately $245 million. The aggregate gross unrealized appreciation is approximately $4 million and there is no gross unrealized depreciation.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

Nine Months Ended September 30, 2007
Per Share Data:
Net asset value, at beginning of period	$14.29
Net investment income (1)	1.00
Net realized gains	0.01
Net change in unrealized appreciation on investments	0.40
Distribution from net investment income and realized gains	(1.01)

Net increase in net assets resulting from operations	0.40
Issuance of common stock under dividend reinvestment plan	0.05
Stock based compensation expense	0.03

Net asset value, end of period	$14.77

Total net asset value return(2)	10.4%
Ratio/Supplemental Data:
Per share market value at beginning of period	$17.30
Per share market value at end of period	$15.06
Total market return(3)	(15.1%)
Shares outstanding at end of period	17,997,611
Net assets at end of period	$265,746,935
Portfolio turnover rate(4)	16.2%
Average debt outstanding	$65,766,423
Average debt outstanding per share	$3.65
Ratio of net investment income to average net assets(5)	8.9%
Ratio of interest expense to average net assets(5)	1.8%
Ratio of non-interest expenses to average net assets(5)	2.9%
Ratio of total expenses to average net assets(5)	4.7%

(1)	Based on weighted average number of common shares outstanding for the period.
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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of our common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. Katonah Debt Advisors manages CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of September 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We also expect to continue to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

The Company has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, the Company generally will not have to pay corporate-level taxes on any income that it distributes to its stockholders.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and the accounts of its special purpose financing subsidiary, Kohlberg Capital Funding LLC I. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors currently is the only company in which the Company has a controlling interest) or its special purpose financing subsidiary.

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

The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

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

Equity and Equity-Related Securities. The Company’s equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which will be determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The value of the Company’s equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Company’s equity investment in its wholly-owned asset management company, Katonah Debt Advisors, is valued based on standard measures such the percentage of assets under management and a multiple of operating income used to value other asset management companies.

CLO Fund Securities. The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies (collectively “CLO Investments”). The Company’s CLO Investments relate exclusively to credit instruments issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages, or consumer borrowings. It is the Company’s intention that its aggregate CLO Investments not exceed 10% of the Company’s total investment portfolio. As of September 30, 2007, CLO Investments represented approximately 8% of the Company’s investment portfolio.

The Company’s CLO Investments are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CLO Investments as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each CLO Investment ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CLO Investment. The Company determines the fair value of its CLO Investments on an individual security-by-security basis.

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to the Company’s Board of Directors which consisted of certain limited procedures that the Company’s Board of Directors identified and requested them to perform. For the quarter ended September 30, 2007, the Company’s Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on fourteen investments comprising approximately 48% of the total investments at fair value as of September 30, 2007 for which market quotations are not readily available. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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

Interest Income. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At September 30, 2007, no loans or debt securities were past due or on non-accrual status.

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At September 30, 2007, there was an unamortized debt issuance cost of approximately $1.3 million included in other assets in the accompanying balance sheet. Amortization expense for the three and nine months ended September 30, 2007 was approximately $75,000 and $189,000, respectively. The Company had no borrowing facility in place or amortization of debt issuance costs at and for the year ended December 31, 2006.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007 (unaudited)	Nine Months Ended September 30, 2007 (unaudited)
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$(4,683,689)	$26,205,820
Numerator for basic and diluted net investment income:	6,727,133	17,964,688
Denominator for basic weighted average shares:	17,989,460	17,965,590
Dilutive effect of stock options:	—	35,755
Denominator for diluted weighted average shares:	17,989,460	18,001,345
Basic net increase (decrease) in stockholders’ equity resulting from operations per share:	$(0.26)	$1.46
Diluted net increase (decrease) in stockholders’ equity resulting from operations per share:	$(0.26)	$1.46

4. INVESTMENTS

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

The following table shows the Company’s portfolio by security type at September 30, 2007 and December 31, 2006:

	September 30, 2007 (unaudited)			December 31, 2006
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Senior Secured Loan	$194,071,765	$190,251,915	43.8%	$163,313,492	$163,313,492	65.5%
Junior Secured Loan	115,371,585	111,614,136	25.7	27,453,892	27,453,892	11.0
Mezzanine Investment	32,214,336	32,156,415	7.4	—	—	—
Senior Subordinated Bond	3,009,489	2,790,000	0.7	—	—	—
Senior Unsecured Bond	2,000,000	2,000,000	0.5	—	—	—
CLO Equity	35,851,243	33,130,000	7.6	20,870,000	20,870,000	8.4
Equity Securities	4,974,140	4,974,140	1.0	—	—	—
Asset Management Company	35,117,290	58,019,825	13.3	33,394,995	37,574,995	15.1

Total	$422,609,848	$434,936,431	100.0%	$245,032,379	$249,212,379	100.0%

(1)	Represents percentage of total portfolio at fair value

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2007 and December 31, 2006, were as follows:

	September 30, 2007 (unaudited)			December 31, 2006
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$25,852,171	$25,662,931	5.9%	$10,066,692	$10,066,692	4.0%

Asset Management Company	35,117,290	58,019,825	13.3	33,394,995	37,574,995	15.1
Automobile	5,219,843	5,170,022	1.2	9,192,101	9,192,101	3.7
Beverage, Food and Tobacco	—	—	—	2,586,023	2,586,023	1.0
Broadcasting and Entertainment	2,978,092	2,932,500	0.7	—	—	—
Buildings and Real Estate	33,831,143	31,888,176	7.4	19,288,901	19,288,901	7.7

Cargo Transport	6,747,551	6,715,961	1.5	6,361,114	6,361,114	2.6
Chemicals, Plastics and Rubber	3,955,000	3,580,000	0.8	—	—	—
CLO Equity	35,851,243	33,130,000	7.6	20,870,000	20,870,000	8.4
Containers, Packaging and Glass	7,015,290	7,015,290	1.6	4,869,084	4,869,084	2.0
Diversified/Conglomerate Manufacturing	5,967,910	5,918,163	1.4	6,001,219	6,001,219	2.4
Diversified/Conglomerate Service	14,998,931	14,858,400	3.4	5,517,321	5,517,321	2.2
Diversified Natural Resources, Precious Metals and Minerals	8,871,875	9,080,000	2.0	—	—	—
Ecological	3,957,141	3,957,141	0.9	3,985,099	3,985,099	1.6
Electronics	10,502,474	10,204,869	2.3	7,511,950	7,511,950	3.0
Farming and Agriculture	4,902,125	4,538,163	1.0	4,913,210	4,913,210	2.0
Finance	11,875,015	11,653,807	2.7	10,220,467	10,220,467	4.1

Healthcare, Education and Childcare	32,493,519	32,416,310	7.5	28,937,865	28,937,865	11.5
Home and Office Furnishings, Housewares, and Durable Consumer Goods	15,712,913	15,096,478	3.5	2,985,000	2,985,000	1.2
Hotels, Motels, Inns and Gaming	2,697,581	2,562,702	0.6	—	—	—
Insurance	16,844,101	16,536,795	3.8	12,115,209	12,115,209	4.9

Leisure, Amusement, Motion Pictures, Entertainment	10,686,322	10,686,322	2.5	7,034,764	7,034,764	2.8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	36,603,092	36,402,933	8.4	6,855,875	6,855,875	2.8
Mining, Steel, Iron and Non-Precious Metals	13,923,007	13,925,020	3.2	4,004,614	4,004,614	1.6
Oil and Gas	10,997,776	10,985,000	2.5	—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)	15,970,905	14,201,083	3.3	5,371,096	5,371,096	2.2
Personal, Food and Miscellaneous Services	13,781,807	13,720,000	3.2	—	—	—
Personal Transportation	—	—	—	4,000,000	4,000,000	1.6
Printing and Publishing	14,937,244	14,565,542	3.3	8,819,399	8,819,399	3.5
Retail Stores	—	—	—	1,958,333	1,958,333	0.8
Utilities	20,318,487	19,512,998	4.5	18,172,048	18,172,048	7.3

Total	$422,609,848	$434,936,431	100.0%	$245,032,379	$249,212,379	100.0%

(1)	Represents percentage of total portfolio at fair value

The Company may invest up to 30% of the investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. The Company expects that these public companies generally will have debt that is non-investment grade. The Company also may invest in debt of middle market companies located outside of the United States, which investments (excluding the Company’s investments in CLO Funds) are not anticipated to be in excess of 10% of the investment portfolio at the time such investments are made. As a result of regulatory restrictions, the Company is not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At September 30, 2007 and December 31, 2006, approximately 12% and 13%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 8% of its portfolio on such dates).

At September 30, 2007 and December 31, 2006, the Company’s ten largest portfolio companies represented approximately 30% and 35%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 13% and 15% of the total fair value of the Company’s investments at September 30, 2007 and December 31, 2006, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated notes) managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies. It is the Company’s intention that its aggregate CLO Investments not exceed 10% of the Company’s total investment portfolio. Preferred shares or subordinated notes issued by CLO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders and CLO Fund expenses. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated debt or preferred stock. As of September 30, 2007, all of the CLO Funds in which the Company holds investments maintained the original issue credit ratings on all classes of their securities and were continuing to make cash payments to all classes of investors. As of September 30, 2007, our CLO Fund securities had an average annual cash yield of 28%.

Prior to its IPO, the Company issued an aggregate of 1,258,000 common shares, having a value of approximately $19 million, to affiliates of Kohlberg & Co. to acquire certain subordinated debt and preferred stock securities issued by CLO Funds (Katonah III, Ltd., Katonah IV, Ltd., Katonah V, Ltd., Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd.) which had previously been raised and are managed by Katonah Debt Advisors and two other asset managers. During the nine months ended September 30, 2007, the Company invested an additional $11 million in a new CLO Fund managed by Katonah Debt Advisors and another $4 million in a CLO Fund managed by a third party. The subordinated debt and preferred stock securities are considered equity positions in the CLO Funds and, as of September 30, 2007 and December 31, 2006, the Company had approximately $33 million and $21 million, respectively, of such CLO equity investments.

The cost basis of the Company’s investment in CLO Fund equity securities as of September 30, 2007 was approximately $36 million and aggregate unrealized losses on the CLO Fund investments totaled approximately $3 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2006 was approximately $21 million and with no aggregate unrealized losses on the CLO Fund investments.

5. WHOLLY-OWNED ASSET MANAGER

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of September 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of September 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $58 million. As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management, and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated debt or preferred stock.

The Company expects to receive distributions of recurring fee income and to generate capital appreciation from its investment in the asset management business of Katonah Debt Advisors. By making investments in CLO Funds raised by Katonah Debt Advisors in the future, for which the Company expects to receive a current cash return, the Company can help Katonah Debt Advisors to raise these funds which in turn will increase its assets under management which will result in additional management fee income.

Katonah Debt Advisors, as a wholly-owned portfolio company, is accounted for using the equity method of accounting consistent with the Company’s status as a BDC. Under the equity method of accounting, Katonah Debt Advisors is initially recorded at cost on the Company’s balance sheet. Subsequent net income or losses of Katonah Debt Advisors under GAAP is recognized as affiliate income or loss on the Company’s income statement with a corresponding increase (in the case of net income) or decrease (in the case of net loss) in the cost basis of the investment in Katonah Debt Advisors on the Company’s balance sheet. The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Cash distributions of Katonah Debt Advisors’ accumulated GAAP net income would increase cash and reduce the basis of Katonah Debt Advisors on the Company’s balance sheet. As with all other investments, Katonah Debt Advisors’ market value is periodically determined. The valuation is primarily based on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated net cash flows. Any change in value from period to period is recognized as unrealized gain or loss.

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

At September 30, 2007, net amounts due from affiliates totaled approximately $492,000.

Summarized financial information for Katonah Debt Advisors follows:

	As of September 30, 2007	As of December 31, 2006
	(unaudited)
ASSETS
Current assets	$5,954,372	$2,860,329
Noncurrent assets	439,797	661,637

Total assets	$6,394,169	$3,521,966

LIABILITIES
Current liabilities	$3,592,224	$2,602,755

Total liabilities	$3,592,224	$2,602,755

Gross revenue*	$7,777,736	$200,610
Total expenses*	(5,982,730)	(273,320)

Net income (loss)*	$1,795,006	$(72,710)

*	For the nine months ended September 30, 2007 and for the period December 11, 2006 (inception) through December 31, 2006.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of September 30, 2007	As of December 31, 2006
	(unaudited)
Secured revolving credit facility, $200 million commitment	$170,000,000	$—

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the credit facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly.

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

The weighted average daily debt balance for the three and nine months ended September 30, 2007 was approximately $136 million and $66 million, respectively. For both the three and nine months ended September 30, 2007, the weighted average interest rate on weighted average outstanding borrowings was approximately 5.6%, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of September 30, 2007, the Company had restricted cash balances of approximately $5 million which it maintained in accordance with the terms of the Facility. A portion of these funds, approximately $2 million, were released to the Company in October 2007.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. As of December 31, 2006, the Company’s undistributed taxable income was approximately $529,000. The Company has distributed this income in 2007.

For the three months ended September 30, 2007, the Company declared a dividend on September 24, 2007 of $0.37 per share for a total of approximately $7 million. The record date was October 10, 2007 and the dividend was distributed on October 26, 2007.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the nine months ended September 30, 2007:

Pre-tax net increase in stockholders’ equity resulting from operations	$26,205,820
Net unrealized gain on investments transactions not taxable	(8,073,874)
Other income not currently taxable	(1,795,006)
Expenses not currently deductible	15,039

Taxable income before deductions for distributions	$16,351,979

Taxable income before deductions for distributions per outstanding share	$0.91

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2007, the Company had committed to make a total of approximately $4 million of investments in various revolving senior secured loans, of which approximately $757,000 was funded. As of September 30, 2007, the Company had committed to make a total of approximately $517,000 of investments in a delayed draw senior secured loan. As of December 31, 2006, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, all of which was unfunded. As of December 31, 2006, the Company had committed to make a total of approximately $667,000 of investments in a delayed draw senior secured loan.

The Company and Katonah Debt Advisors have entered into first loss agreements in connection with warehouse credit lines established to fund the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage, and may enter into similar agreements in the future. Such first loss agreements relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for the Company’s first loss commitment, the Company receives net interest income from the underlying assets in the loan warehouse.

On February 7, 2007 and March 3, 2007, Katonah Debt Advisors engaged Bear Stearns & Co. Inc. (“Bear Stearns”) to structure and raise two CLO Funds, currently to be named Katonah 2007-I CLO Ltd. (formerly Briarcliff CLO I Ltd.) (“Katonah 2007”), and Katonah CLO XI Ltd. (“Katonah XI”), respectively, and to be managed by Katonah Debt Advisors. As part of these engagements, Katonah Debt Advisors entered into warehouse credit lines with Bear Stearns to fund the initial accumulation of assets for Katonah 2007 and Katonah XI, which provided for a first loss obligation of Katonah Debt Advisors, requiring it to reimburse Bear Stearns for (i) certain losses (if any) incurred on the assets warehoused for Katonah 2007 and Katonah XI prior to their completion, or (ii) if one or both of these CLO Funds failed to close at the expiration of the engagement, a portion of the losses (if any) on the resale of the warehoused assets. As of September 30, 2007, Katonah 2007 and Katonah XI had acquired an aggregate of approximately $316 million and $147 million, respectively, determined on the basis of the par value of such assets. On October 12, 2007, Katonah Debt Advisors entered into a new engagement letter with Bear Stearns, pursuant to which the term of the engagement and of the warehouse credit lines was extended to December 31, 2008. The parties also agreed to structure and raise one additional CLO Fund (for a total of three funds) during the term of the engagement and to re-allocate the assets already warehoused among Katonah 2007, Katonah XI and the new CLO Fund to achieve a target size of approximately $315 million in assets for each such CLO Fund.

On March 12, 2007, Kohlberg Capital and Katonah Debt Advisors engaged Lehman to structure and raise a CLO Fund to invest in senior secured middle market corporate loans, to be named Ardsley CLO 2007-1 Ltd. and to be managed by Katonah Debt Advisors, and entered into a warehouse credit agreement and ancillary agreements with Lehman to fund the initial accumulation of assets for Ardsley. Under the warehouse credit agreement, Kohlberg Capital, as the first loss provider, was obligated to reimburse Lehman for (i) certain losses (if any) incurred on loans acquired for Ardsley with advances under the warehouse credit facility prior to the completion of the CLO Fund, or (ii) if the CLO Fund failed to close at the expiration of the engagement on December 19, 2007, a portion of the losses (if any) on the resale of the warehoused assets. On October 3, 2007, Kohlberg Capital, Katonah Debt Advisors and Ardsley agreed with Lehman to terminate the engagement, the warehouse credit facility and Kohlberg Capital’s first loss obligation upon payment to Lehman of a payoff amount equal to the amount owed under the warehouse credit facility as of the payoff date minus $1 million, to reflect the estimated current value of the warehoused loans. As part of the termination, Kohlberg Capital purchased all of Ardsley’s assets for an aggregate purchase price of approximately $72 million. Approximately $ 14 million in aggregate principal amount of such assets were purchased and subsequently sold in market transactions with third parties. The remaining approximately $58 million of debt securities from Ardsley will be retained in Kohlberg Capital’s investment portfolio. Ardsley is using the proceeds from its sale of these loans to the Company to repay the outstanding obligations under the warehouse credit facility. The Company expects to complete payment in full of all outstanding amounts under the warehouse credit facility by December 31, 2007 at which time the warehouse credit facility and Kohlberg Capital’s first loss obligations thereunder will terminate. The value of the Ardsley assets are not included as assets under management at Katonah Debt Advisors at September 30, 2007.

As a result of the termination of the Ardsley warehouse credit facility, the warehouse credit line with Bear Stearns pursuant to the engagement letter dated October 12, 2007 is the only guarantee arrangement to which the Company is a party with respect to the business of Katonah Debt Advisors.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. During the nine months ended September 30, 2007, the Company issued 51,278 shares of common stock under its dividend reinvestment plan. The total number of shares outstanding as of September 30, 2007 and as of December 31, 2006 was 17,997,611 and 17,946,333, respectively.

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

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the nine months ended September 30, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. During the nine months ended September 30, 2007, 70,000 options granted to employees were forfeited. As of September 30, 2007, 1,335,000 total options were outstanding, none of which were exercisable. The options have an estimated remaining contractual life of 9 years and 3 months.

During the three and nine months ended September 30, 2007, the weighted average grant date fair value per share for options granted during the period was $0.00 and $1.90, respectively. For both the three and nine months ended September 30, 2007, the weighted average grant date fair value per share for options forfeited during the period was $1.81. Information with respect to options granted, exercised and forfeited under the Plan for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2007	910,000	$15.00
Granted	495,000	$16.63
Exercised	—
Forfeited	(70,000)	$16.36

Outstanding at September 30, 2007	1,335,000	$15.53	9.3	$—

(1)	Represents the difference between the market value of the options at September 30, 2007 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the three months ended September 30, 2007, total stock option expense of approximately $145,000 was recognized and expensed at the Company. For the nine months ended September 30, 2007, total stock option expense of approximately $450,000 was recognized; of this amount approximately $370,000 was expensed at the Company and approximately $80,000 was expensed at Katonah Debt Advisors. At September 30, 2007, the Company had approximately $1.6 million of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized and allocated between the Company and Katonah Debt Advisors over a weighted average period of 2.8 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the three and nine months ended September 30, 2007, the Company’s contributions to the 401K Plan were $11,000 and $17,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company contributes to the Pension Plan 1) 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three and nine months ended September 30, 2007, the Company’s contributions to the Pension Plan were $24,000 and $49,000, respectively.

12. IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and concluded that it did not materially impact the Company’s financial position or results from operations.

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

None other than as described elsewhere in the Footnotes to Financial Statements.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of September 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Our investment objective is to generate current income and capital appreciation from our investments. We also expect to continue to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

Kohlberg Capital’s portfolio investments at fair value increased from $249 million at December 31, 2006 to $435 million as of September 30, 2007. The net increase in portfolio size was funded primarily with borrowings under our new credit facility and with the proceeds of the over-allotment option exercised in connection with our December 2006 IPO. During the nine months ended September 30, 2007, the Company also sold some of its initial portfolio of primarily first lien loans that were accumulated prior to completion of the IPO in order to move towards our targeted portfolio mix of first and second lien loans, mezzanine finance and equity securities.

First lien loan balances at fair value increased to $190 million at September 30, 2007 from $163 million at December 31, 2006. Second lien, mezzanine loan and bond positions increased to $149 million at September 30, 2007 from $27 million at December 31, 2006. The Company had equity securities, other than CLO equity securities, totaling $5 million and investments in CLO Fund securities of $33 million at September 30, 2007. The increase in investment positions is primarily a result of increased secured borrowings which finance such investment purchases. At September 30, 2007, the Company’s investments in loans and debt securities had an annual weighted average interest rate of approximately 10%.

The investment portfolio (excluding the Company’s investment in Katonah Debt Advisors and CLO Funds) at quarter end is spread across 26 different industries and 83 different entities with an average balance per investment of approximately $4 million. As of September 30, 2007, all portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

Investment in CLO Fund Securities

We typically make a minority investment in the subordinated debt or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. As of September 30, 2007, we had $33 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated debt or preferred stock. As of September 30, 2007, all of the CLO Funds in which the Company holds investments maintained the original issue credit ratings on all classes of their securities and were continuing to make cash payments to all classes of investors. As of September 30, 2007, our CLO Fund securities had an average annual cash yield of 28%.

Our CLO Investments are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CLO Investments as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each CLO Investment ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CLO Investment. We determine the fair value of our CLO Investments on an individual security-by-security basis.

Investment in Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. As a manager of the CLO Funds, Katonah Debt Advisors expects to receive its contractual and recurring management fee and any subsequent incentive management fees from the CLO Funds for its management and advisory services. The CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings. Katonah Debt Advisors receives management fees, which are generally based on a fixed percentage of assets under management, and generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. Katonah Debt Advisors also typically receives one-time structuring fees upon the creation of a new CLO Fund and may also receive incentive fees paid by the CLO Funds if it achieves a specified rate of return to the subordinated debt or preferred stock securities. As of September 30, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

We expect to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. By making investments in CLO Funds raised by Katonah Debt Advisors in the future, for which we expect to receive a current cash return, we can help Katonah Debt Advisors raise these funds which in turn will increase its assets under management which will result in additional management fee income.

Katonah Debt Advisors, as a wholly-owned portfolio company, is accounted for using the equity method of accounting consistent with our status as a BDC. Under the equity method of accounting, Katonah Debt Advisors is initially recorded at cost on our balance sheet. Subsequent net income or losses of Katonah Debt Advisors under accounting principles generally accepted in the United States (“GAAP”) is recognized as affiliate income or loss on our income statement with a corresponding increase (in the case of net income) or decrease (in the case of net loss) in the cost basis of our investment in Katonah Debt Advisors on the balance sheet. The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to us. Cash distributions of Katonah Debt Advisors’ accumulated GAAP net income would reduce the basis of Katonah Debt Advisors on our balance sheet. As with all other investments, Katonah Debt Advisors’ market value is periodically determined. The valuation is based primarily on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated net cash flows. Any change in value from period to period is recognized as unrealized gain or loss.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2007. Prior to the completion of our IPO on December 11, 2006, we had no material operations. Therefore, there are no comparable prior periods presented.

Investment Income

Investment income for the three months ended September 30, 2007 was approximately $10.5 million. Of this amount, approximately $8 million was related to interest income on our investments which had an average par value during the period of approximately $309 million. For the three months ended September 30, 2007 approximately $630,000 of investment income was related to interest on assets accumulated for future CLO issuances on which Kohlberg Capital has provided a first loss guaranty in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. Approximately $2 million of investment income is related to dividends earned on CLO equity investments.

Investment income for the nine months ended September 30, 2007 was approximately $26 million. Of this amount, approximately $18 million was related to interest income on our investments which had an average par value during the period of approximately $243 million. For the nine months ended September 30, 2007 approximately $2 million of investment income was related to interest on assets accumulated for future CLO issuances on which Kohlberg Capital has provided a first loss guaranty in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. Approximately $5 million of investment income is related to dividends earned on CLO equity investments.

Investment income is primarily dependent on the composition and credit quality of our investment portfolio. Generally, our debt securities portfolio is expected to generate predictable, recurring interest income in accordance with the contractual terms of each loan. Corporate equity securities may pay a dividend and may increase in value for which a gain may be recognized; generally such dividend payments and gains are less predictable than interest income on our loan portfolio. Dividends from CLO Fund securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of income on our CLO Fund securities.

Expenses

Total expenses for the three months ended September 30, 2007 were approximately $4.4 million. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $2 million on average debt outstanding of $136 million. Approximately $1 million of expenses related to employment compensation, including salaries, bonuses, stock option, 401K and pension related expense for the period. Other expenses included approximately $406,000 in professional fees related to legal, accounting, valuation and Sarbanes Oxley compliance fees. Administrative and other costs totaled $296,000 and include occupancy expense, insurance, technology and other office expenses.

Total expenses for the nine months ended September 30, 2007 were approximately $9 million. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $4 million on average debt outstanding of $66 million. Approximately $3 million of expenses related to employment compensation, including salaries, bonuses, stock option, 401K and pension related expense for the period. Other expenses included approximately $2 million in professional fees related to legal, accounting, valuation, recruiting and Sarbanes Oxley compliance fees. Administrative and other costs totaled $997,000 and include occupancy expense, insurance, technology and other office expenses.

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

Equity in Income from Affiliate

At September 30, 2007, Kohlberg Capital’s investment in its wholly-owned portfolio company, Katonah Debt Advisors, was approximately $58 million. For the three and nine months ended September 30, 2007, Katonah Debt Advisors had GAAP net income of approximately $657,000 and $2 million, respectively. The net income of Katonah Debt Advisors is included in the GAAP income of Kohlberg Capital Corporation. Katonah Debt Advisors made no cash distributions of its income in 2007. For purposes of calculating distributable income for required quarterly dividends as a regulated investment company, only cash distributions of Katonah Debt Advisors’ current or accumulated undistributed net income to Kohlberg Capital are included and are further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by Kohlberg Capital prior to the IPO. As a result, the amount of our declared dividends, as evaluated by management and approved by our board of directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses) and may result in a dividend amount that exceeds our distributable tax income but not our GAAP net investment income.

Net Unrealized Appreciation on Investments

During the three and nine months ended September 30, 2007, the Company’s investments had a decrease in net unrealized appreciation of $11 million and an increase of $8 million, respectively. The decrease in net unrealized appreciation for the three months ended September 30, 2007 is primarily due to i) an approximate $8 million decrease in the market value of certain broadly syndicated loans as a result of current market conditions (there are no non-performing loans – all loans remain current on interest and principal payments); ii) an approximate $2 million decrease in the value of CLO equity investments as a result of current market conditions; and, iii) an approximate $1 million decrease in the value of Katonah Debt Advisors due to a decrease in assets under management, primarily as a result of the termination of the Ardsley CLO warehouse facility on October 1, 2007 (the Company purchased and retained approximately $58 million of the warehoused Ardsley assets for its investment portfolio).

The increase in net unrealized appreciation for the nine months ended September 30, 2007 was primarily a result of the appreciation of our wholly-owned portfolio company, Katonah Debt Advisors offset by recent decrease in net unrealized appreciation noted for the three months ended September 30, 2007. The year-to-date increase in the value of Katonah Debt Advisors is primarily as a result of an increase in Katonah Debt Advisors’ assets under management from $1.2 billion prior to our IPO to $2.1 billion as of September 30, 2007. During the nine months ended September 30, 2007, Katonah Debt Advisors increased its assets under management through the completion of Katonah X CLO Ltd. with approximately $486 million in assets at September 30, 2007. In addition, during the nine months ended September 30, 2007, Katonah Debt Advisors began to aggregate assets of approximately $463 million for new funds it expects to complete by the first half of 2008.

Net Increase in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the nine months ended September 30, 2007 was approximately $26 million, or $1.46 per outstanding share.

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

As of September 30, 2007 and December 31, 2006 the fair value of investments and cash and cash equivalents were as follows:

	Investments at Fair Value
Security Type	September 30, 2007	December 31, 2006
	(unaudited)
Cash and cash equivalents	$7,023,967	$32,404,493
Senior Secured Loan	190,251,915	163,313,492
Junior Secured Loan	111,614,136	27,453,892
Mezzanine Investment	32,156,415	—
Senior Subordinated Bond	2,790,000	—
Senior Unsecured Bond	2,000,000	—
CLO Equity	33,130,000	20,870,000
Equity Securities	4,974,140	—
Portfolio Management Company	58,019,825	37,574,995

Total	$441,960,398	$281,616,872

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million.On October 1, 2007, the Company amended the credit facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. Advances under the Facility are used by the Company primarily to make additional investments. The Company expects that the Facility will be secured by loans that it currently owns and the loans acquired by the Company with the advances under the Facility. The Company will borrow under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I. As of September 30, 2007, the outstanding balance on this facility was $170 million with available additional borrowing capacity of $ 105 million. As of September 30, 2007, we had restricted cash balances of approximately $5 million which we maintained in accordance with the terms of our Facility. A portion of these funds, approximately $2 million, were released to us in July 2007.

We expect our cash on hand, borrowings under our current Facility’s undrawn commitments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be investments in secured lien loans, mezzanine debt and CLO Fund equity. In order to fund new originations, we intend to use cash on hand, advances under our credit Facility and equity financings. Our credit Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the Facility, in which case we will seek to fund originations using new debt or equity financings.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2007 and December 31, 2006, the Company had committed to make a total of approximately $4 million of investments in various revolving senior secured loans, of which approximately $757,000 was funded as of September 30, 2007 and no amount was funded as of December 31, 2006. As of September 30, 2007 and December 31, 2006, the Company had committed to make a total of approximately $517,000 of investments in a delayed draw senior secured loan.

We and Katonah Debt Advisors have entered into first loss agreements in connection with warehouse credit lines established to fund the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage, and may enter into similar agreements in the future. Such first loss agreements relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for our first loss commitment, we receive net interest income from the underlying assets in the loan warehouse.

On February 7, 2007 and March 3, 2007, Katonah Debt Advisors engaged Bear Stearns & Co. Inc. (“Bear Stearns”) to structure and raise two CLO Funds, currently to be named Katonah 2007-I CLO Ltd. (formerly Briarcliff CLO I Ltd.) (“Katonah 2007”), and Katonah CLO XI Ltd. (“Katonah XI”), respectively, and to be managed by Katonah Debt Advisors. As part of these engagements, Katonah Debt Advisors entered into warehouse credit lines with Bear Stearns to fund the initial accumulation of assets for Katonah 2007 and Katonah XI, which provided for a first loss obligation of Katonah Debt Advisors, requiring it to reimburse Bear Stearns for (i) certain losses (if any) incurred on the assets warehoused for Katonah 2007 and Katonah XI prior to their completion, or (ii) if one or both of these CLO Funds failed to close at the expiration of the engagement, a portion of the losses (if any) on the resale of the warehoused assets. As of September 30, 2007, Katonah 2007 and Katonah XI had acquired an aggregate of approximately $316 million and $147 million, respectively, determined on the basis of the par value of such assets. On October 12, 2007, Katonah Debt Advisors entered into a new engagement letter with Bear Stearns, pursuant to which the term of the engagement and of the warehouse credit lines was extended to December 31, 2008. The parties also agreed to structure and raise one additional CLO Fund (for a total of three funds) during the term of the engagement and to re-allocate the assets already warehoused among Katonah 2007, Katonah XI and the new CLO Fund to achieve a target size of approximately $315 million in assets for each such CLO Fund.

On March 12, 2007, Kohlberg Capital and Katonah Debt Advisors engaged Lehman to structure and raise a CLO Fund to invest in senior secured middle market corporate loans, to be named Ardsley CLO 2007-1 Ltd. and to be managed by Katonah Debt Advisors, and entered into a warehouse credit agreement and ancillary agreements with Lehman to fund the initial accumulation of assets for Ardsley. Under the warehouse credit agreement, Kohlberg Capital, as the first loss provider, was obligated to reimburse Lehman for (i) certain losses (if any) incurred on loans acquired for Ardsley with advances under the warehouse credit facility prior to the completion of the CLO Fund, or (ii) if the CLO Fund failed to close at the expiration of the engagement on December 19, 2007, a portion of the losses (if any) on the resale of the warehoused assets. On October 3, 2007, Kohlberg Capital, Katonah Debt Advisors and Ardsley agreed with Lehman to terminate the engagement, the warehouse credit facility and Kohlberg Capital’s first loss obligation upon payment to Lehman of a payoff amount equal to the amount owed under the warehouse credit facility as of the payoff date minus $1 million, to reflect the estimated current value of the warehoused loans. As part of the termination, Kohlberg Capital purchased all of Ardsley’s assets for an aggregate purchase price of approximately $ 72 million. Approximately $ 14 million in aggregate principal amount of such assets were purchased and subsequently sold in market transactions with third parties. The remaining approximately $ 58 million of debt securities from Ardsley will be retained in Kohlberg Capital’s investment portfolio. Ardsley is using the proceeds from its sale of these loans to us to repay the outstanding obligations under the warehouse credit facility. The Company expects to complete payment in full of all outstanding amounts under the warehouse credit facility by December 31, 2007 at which time the warehouse credit facility and Kohlberg Capital’s first loss obligations thereunder will terminate. The value of the Ardsley assets are not included as assets under management at Katonah Debt Advisors at September 30, 2007.

As a result of the termination of the Ardsley warehouse credit facility, the warehouse credit line with Bear Stearns pursuant to the engagement letter dated October 12, 2007 is the only guarantee arrangement to which the Company is a party with respect to the business of Katonah Debt Advisors.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At September 30, 2007 and December 31, 2006, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Payment in Kind Interest

The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2007, the Company earned approximately $244,000 and $395,000 in PIK interest, respectively.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2007, approximately 92% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2007, we had $170 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.70%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2007 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately 1% over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately 1% over a one-year period. Because most of our investments at September 30, 2007 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2007. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

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

Changes in Internal Control Over Financial Reporting . The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and as updated in our Form N-2 filed on October 18, 2007.

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

KOHLBERG CAPITAL CORPORATION

Date: November 5, 2007	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2007	By	/s/ Michael I. Wirth
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