Form 10-K
period 2007-12-31
Kohlberg Capital CORP
filed 2008-03-14
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(212) 455-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.01 per share	The NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $277 million based upon a closing price of $18.55 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of March 1, 2008 was 18,094,306.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of Kohlberg Capital Corporation’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on June 13, 2008 (the “Proxy Statement”) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NOTE ABOUT REFERENCES TO KOHLBERG CAPITAL CORPORATION

In this Annual Report on Form 10-K (the “Annual Report”), the “Company”, “we”, “us” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors” or “KDA”) and related companies, unless the context otherwise requires.

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

KOHLBERG CAPITAL CORPORATION

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2007 was $14.38. On December 31, 2007, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $12.00.

CORPORATE HISTORY AND OFFICES

We were formed in August 2006 as a Delaware limited liability company. In December 2006, we completed our initial public offering (“IPO”), which raised net proceeds of approximately $200 million after the exercise of the underwriters’ over-allotment option. In connection with our IPO, we issued an additional 3,484,333 shares of our common stock to affiliates of Kohlberg & Company in exchange for the ownership interests of Katonah Debt Advisors and in securities issued by CLO Funds managed by Katonah Debt Advisors and two other asset managers. We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act.

Our principal executive offices are located at 295 Madison Avenue, 6th Floor, New York, New York 10017 and our telephone number is (212) 455-8300. Information about us may also be obtained from the Securities and Exchange Commission’s website (http://www.sec.gov). We maintain a website on the Internet at http://www.kohlbergcapital.com. Information contained in our website is not incorporated by reference into this Annual Report, and that information should not be considered as part of this Annual Report. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $14.38 and $14.29 as of December 31, 2007 and December 31, 2006, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2007		December 31, 2006
	Fair Value	per Share	Fair Value	per Share
Investments at fair value:
Investments in debt securities	$410,954,082	$22.81	$190,767,384	$10.63
Investments in CLO Fund securities	31,020,000	1.72	20,870,000	1.16
Investments in equity securities	4,752,250	0.27	—	—
Investments in asset manager affiliates	58,585,360	3.25	37,574,995	2.09
Cash and cash equivalents	12,088,529	0.67	32,404,493	1.81
Other assets	15,741,738	0.87	758,975	0.04

Total Assets	$533,141,959	$29.59	$282,375,847	$15.73
Borrowings	$255,000,000	$14.15	$—	$—
Other liabilities	19,073,795	1.06	25,975,424	1.44

Total Liabilities	$274,073,795	$15.21	$25,975,424	$1.44

NET ASSET VALUE	$259,068,164	$14.38	$256,400,423	$14.29

Please refer to the “Investment Portfolio” for a further description of our investment portfolio and the fair value thereof.

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2007, we had $255 million of outstanding borrowings and our asset coverage was 202%. Our borrowings are made pursuant to a revolving credit facility which permits maximum borrowings of up to $275 million and has a final maturity on October 1, 2012.

Investment Portfolio Summary Attributes as of and for the Year Ended December 31, 2007

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $5 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “Investment Portfolio” and “Investments and Operations” for a more detailed description) as of and for the year ended December 31, 2007:

Debt Securities

•	represent approximately 81% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (63% and 28% respectively);

•	spread across 26 different industries and 91 different entities;

•	average balance per investment of approximately $5 million;

•	all investments current on their debt service obligations;

•	weighted average interest rate of 9.5%.

CLO Fund Securities (as of last monthly trustee report prior to December 31, 2007 unless otherwise specified)

•	represent approximately 6% of total investment portfolio at December 31, 2007;

•	represent investments in subordinated securities or equity securities issued by CLO Funds;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	all CLO Funds have made all required cash payments to all classes of investors;

•	No ratings downgrades -all CLO Funds have maintained their original issue credit ratings on all rated classes of securities;

•	eight different CLO Fund securities; four of such CLO Funds are managed by Katonah Debt Advisors;

•	provided a 28% cash return on investment during 2007.

Katonah Debt Advisors

•	represents approximately 12% of total investment portfolio;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	Katonah Debt Advisors has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend.

Revenue

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings.

Interest from Investments in Debt Securities. We generate interest income from our investments in debt securities which consist primarily of senior and junior secured loans. Our debt securities portfolio is spread across multiple industries and geographic locations, and as such, we are broadly exposed to market conditions and business environments. As a result, although our investments are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector or issuer.

Dividends from Investments in CLO Fund Securities. We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

Dividends from Affiliate Asset Manager. We generate dividend income from our investment in Katonah Debt Advisors, an asset management company, which is a wholly-owned portfolio company that manages CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As a manager of CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as an expected one-time structuring fee from the CLO Funds for its management and advisory services. In addition, Katonah Debt Advisors may also earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. In future years, Katonah Debt Advisors may receive incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination and or investment in debt and investment securities.

Expenses

Expenses consist primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our revolving credit facility and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and bonus expenses are estimated and accrued as bonuses are paid annually. Our compensation arrangements with our employees contain a significant profit sharing and/or performance based bonus component. Therefore, as our net revenues increase, our compensations costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses. The balance of our expenses include professional fees, occupancy costs and general administrative and other costs.

Net Unrealized Appreciation on Investments

During the year ended December 31, 2007, the Company’s investments had an increase in net unrealized appreciation of approximately $3 million. The increase in net unrealized appreciation for the year ended December 31, 2007 is primarily due to i) an approximate $12 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions (there are no non-performing loans in our portfolio that impact market value – all loans remain current on interest and principal payments); ii) an approximate $5 million decrease in the net value of CLO equity investments as a result of current market conditions (there are no CLO Funds in default—all CLO Funds are providing a current cash return and have maintained their original ratings); and, iii) an approximate $21 million increase in the value of Katonah Debt Advisors due to an increase in assets under management from $1.4 billion at December 31, 2006 to $2.1 billion at December 31, 2007.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2007 was approximately $26 million, or $1.45 per outstanding share.

Net Investment Income and Net Realized Gains

Net investment income and net realized gains represents the net increase in stockholders’ equity before net unrealized appreciation or deprecation on investments. For the year ended December 31, 2007, net investment income and realized gains were approximately $23 million, or $1.28 per share. Generally, we seek to fund our dividend from net investment income and net realized gains. For the year ended December 31, 2007, dividend distributions totaled approximately $25 million or $1.40 per share.

Dividends

We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary net taxable income for the calendar year;

•	98% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and

•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends declared by us since our initial public offering, which represent an amount equal to our estimated net investment company income for the specified quarter plus a portion of the undistributed amount of 2006 net investment company income:

	Dividend	Declaration Date	Record Date	Pay Date
2007:
Fourth quarter	$0.39	12/14/07	12/24/07	1/24/08
Third quarter	0.37	9/24/07	10/10/07	10/26/07
Second quarter	0.35	6/8/07	7/9/07	7/23/07
First quarter	0.29	3/13/07	4/6/07	4/17/07

Total declared for 2007	$1.40

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. Katonah Debt Advisors earned approximately $3 million of GAAP net income and distributed $500,000 in dividends to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations. The Company intends to distribute, in the form of a dividend, the accumulated net income of Katonah Debt Advisors in the future. For 2007, approximately 4.7% of our total 2007 dividend distributions were deemed a return of capital for tax purposes. Such return of capital for tax purposes may receive a more favorable tax treatment relative to the portion deemed a distribution from ordinary income.

Please refer to “Distributions” and “Certain U.S. Federal Income Tax Considerations” for further information regarding our dividend distributions.

INVESTMENT PORTFOLIO

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies, and from our investment in Katonah Debt Advisors. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We will primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio. We invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by residential mortgages or other consumer borrowings.

The following table shows the Company’s portfolio by security type at December 31, 2007 and December 31, 2006:

	December 31, 2007			December 31, 2006
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Senior Secured Loan	$265,390,844	$260,138,674	51.5%	$163,313,492	$163,313,492	65.5%
Junior Secured Loan	120,620,715	113,259,293	22.4	27,453,892	27,453,892	11.0
Mezzanine Investment	32,418,975	33,066,115	6.5	—	—	—
Senior Subordinated Bond	3,009,230	2,490,000	0.5	—	—	—
Senior Unsecured Bond	2,000,000	2,000,000	0.4	—	—	—
CLO Fund Securities	36,061,264	31,020,000	6.1	20,870,000	20,870,000	8.4
Equity Securities	5,043,950	4,752,250	1.0	—	—	—
Affiliate Asset Managers	33,469,995	58,585,360	11.6	33,394,995	37,574,995	15.1

Total	$498,014,973	$505,311,692	100.0%	$245,032,379	$249,212,379	100.0%

[1]	Represents percentage of total portfolio at fair value.

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

Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to Kohlberg Capital’s Board of Directors which consisted of certain limited procedures that the Company’s Board of Directors identified and requested them to perform. Kohlberg Capital’s Board of Directors may consider other methods of valuation than those set forth above to determine the fair value of investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

The Company’s portfolio investments at fair value increased from $249 million at December 31, 2006 to $505 million as of December 31, 2007. The net increase in portfolio size was funded primarily with borrowings under our new credit facility and with the proceeds of the over-allotment option exercised in connection with our December 2006 IPO. During the year ended December 31, 2007, the Company also sold some of its initial portfolio of primarily first lien loans that were accumulated prior to completion of the IPO in order to move towards our targeted portfolio mix of first and second lien loans, mezzanine finance and equity securities.

At December 31, 2007, the Company’s investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 9.5%.

The unaudited characteristics of investment securities at fair value, excluding CLO equity securities, are presented in the following table as of the end of each quarter end from December 31, 2006 through December 31, 2007:

	4Q07		3Q07		2Q07		1Q07		4Q06
Security Type ($ in millions)	$	%	$	%	$	%	$	$	$	%
First Lien	$260.1	63%	$190.2	55%	$164.3	59%	$150.4	69%	$163.3	86%
Second Lien/Mezzanine/Bond	150.8	36	148.6	43	110.8	40	64.3	30%	27.5	14
Equity	4.8	1	5.0	2	3.0	1	3.0	1%	—	—

Total	$415.7	100%	$343.8	100%	$278.1	100%	$217.7	100%	$190.8	100%

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2007 and December 31, 2006, were as follows:

	December 31, 2007			December 31, 2006
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$32,583,716	$32,481,819	6.5%	$10,066,692	$10,066,692	4.0%
Asset Management Companies[2]	33,469,995	58,585,360	11.6	33,394,995	37,574,995	15.1
Automobile	5,286,731	5,147,010	1.0	9,192,101	9,192,101	3.7
Beverage, Food and Tobacco	—	—	—	2,586,023	2,586,023	1.0
Broadcasting and Entertainment	2,978,999	2,782,500	0.6	—	—	—
Buildings and Real Estate[3]	37,726,396	34,944,226	6.9	19,288,901	19,288,901	7.7
Cargo Transport	14,967,369	14,958,789	3.0	6,361,114	6,361,114	2.6
Chemicals, Plastics and Rubber	3,956,582	3,220,000	0.6	—	—	—
CLO Fund Securities	36,061,264	31,020,000	6.1	20,870,000	20,870,000	8.4
Containers, Packaging and Glass	8,895,059	8,895,059	1.8	4,869,084	4,869,084	2.0
Diversified/Conglomerate Manufacturing	8,931,343	8,718,855	1.7	6,001,219	6,001,219	2.4
Diversified/Conglomerate Service	17,962,721	17,303,969	3.4	5,517,321	5,517,321	2.2
Ecological	3,937,850	3,937,850	0.8	3,985,099	3,985,099	1.6
Electronics	15,830,382	15,158,502	3.0	7,511,950	7,511,950	3.0
Farming and Agriculture	4,800,651	4,058,835	0.8	4,913,210	4,913,210	2.0
Finance	11,590,697	11,209,824	2.2	10,220,467	10,220,467	4.1
Healthcare, Education and Childcare	46,715,870	46,637,705	9.2	28,937,865	28,937,865	11.5
Home and Office Furnishings, Housewares, and Durable Consumer Goods	24,091,185	23,265,816	4.6	2,985,000	2,985,000	1.2
Hotels, Motels, Inns and Gaming	9,364,165	9,091,041	1.8	—	—	—
Insurance	24,346,884	23,941,763	4.7	12,115,209	12,115,209	4.9
Leisure, Amusement, Motion Pictures, Entertainment	18,402,600	18,402,600	3.6	7,034,764	7,034,764	2.8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	39,573,338	39,483,418	7.8	6,855,875	6,855,875	2.8
Mining, Steel, Iron and Non-Precious Metals	16,338,446	16,069,759	3.2	4,004,614	4,004,614	1.6
Oil and Gas	5,997,874	5,960,000	1.2	—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)	17,315,776	14,750,095	2.9	5,371,096	5,371,096	2.2
Personal, Food and Miscellaneous Services	13,918,651	13,765,201	2.7	—	—	—
Personal Transportation	—	—	—	4,000,000	4,000,000	1.6
Printing and Publishing	21,622,999	21,236,473	4.2	8,819,399	8,819,399	3.5
Retail Stores	4,962,500	4,813,625	1.0	1,958,333	1,958,333	0.8
Utilities	16,384,930	15,471,598	3.1	18,172,048	18,172,048	7.3

Total	$498,014,973	$505,311,692	100.0%	$245,032,379	$249,212,379	100.0%

[1]	Represents percentage of total portfolio at fair value.

[2]	Represents Katonah Debt Advisors and affiliated asset managers.

[3]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2007 and December 31, 2006, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

We employ a disciplined approach in the selection and monitoring of our investments. Generally, we target investments that will provide a current return through interest income to provide for stability in our net income and place less reliance on realized capital gains from our investments. Our investment philosophy is focused on preserving capital with an appropriate return profile relative to risk. Our investment due diligence and selection generally focuses on an underlying issuer’s net cash flow after capital expenditures to service its debt rather than on multiples of net income, valuations or other broad benchmarks which frequently miss the nuances of an issuer’s business and prospective financial performance. We also avoid concentrations in any one industry or issuer. We manage risk through a rigorous credit and investment underwriting process and an active portfolio monitoring program.

The investment portfolio (excluding the Company’s investment in Katonah Debt Advisors and CLO Funds) at year end is spread across 26 different industries and 91 different entities with an average balance per investment of approximately $5 million. As of December 31, 2007, all portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At December 31, 2007, approximately 11% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 6% of our portfolio). As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At December 31, 2007, our ten largest portfolio companies represented approximately 29% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 12% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 17% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2007, we had $31 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. In addition, in connection with the closing of Katonah Debt Advisor’s most recent CLO Fund on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of the CLO Fund. As of December 31, 2007, all of the CLO Funds in which the Company holds investments maintained the original issue credit ratings on all rated classes of their securities, were distributing cash flows to all classes of investors and were performing in line with expectations with no breach of any material covenants. During the year ended December 31, 2007, our CLO Fund securities for which we had a full year’s payments returned an average 28% cash-on-cash return. Our CLO Fund securities as of December 31, 2007 and 2006 are as follows:

			December 31, 2007		December 31, 2006
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,415,580	$4,250,000	$—	$—
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	2,810,000	4,500,000	4,500,000
Katonah IV, Ltd.	Mezzanine Investment	17.1	3,150,000	2,420,000	3,150,000	3,150,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	420,000	3,320,000	3,320,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,500,000	3,950,000	4,500,000	4,500,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,400,000	3,290,000	3,400,000	3,400,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,000,000	2,000,000	2,000,000	2,000,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	10,775,684	11,880,000	—	—

Total			$36,061,264	$31,020,000	$20,870,000	$20,870,000

[1]	Represents percentage of class held.

[2]	An affiliate CLO Fund managed by Katonah Debt Advisors.

The CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt. The underlying assets in our CLO Funds exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The table below summarizes certain attributes of each CLO Fund as per their December 2007 trustee report:

CLO Fund Securities	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	245	175	32	$1,170,000	$1,640,000
Katonah III, Ltd.	305	214	30	1,220,000	1,740,000
Katonah IV, Ltd.	350	246	30	970,000	1,390,000
Katonah V, Ltd.	383	262	30	620,000	910,000
Katonah VII CLO Ltd.	233	178	32	1,410,000	1,850,000
Katonah VIII CLO Ltd	226	170	31	1,650,000	2,200,000
Katonah IX CLO Ltd	216	165	33	1,780,000	2,330,000
Katonah X CLO Ltd	210	157	32	2,060,000	2,750,000

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and was valued at approximately $59 million.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as a one-time structuring fee from the CLO Funds for its management and advisory services. In addition, Katonah Debt Advisors may also earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares. For more information regarding Katonah Debt Advisors, see “INVESTMENT AND OPERATIONS—Investment in Katonah Debt Advisors.”

For the year ended December 31, 2007, Katonah Debt Advisors had after-tax net income of approximately $3 million.

INVESTMENTS AND OPERATIONS

Overview

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities in primarily privately-held middle market companies. We define the middle market as comprising companies with EBITDA of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages CLO Funds that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., a leading private equity firm focused on middle market investing. As of December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market investment business in senior secured first and second lien term loans, mezzanine debt and selected equity investments primarily in privately-held middle market companies. We also expect to continue to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

As of December 31, 2007, we had total secured term loan, mezzanine debt, bond and equity investments of approximately $415 million, total investments in CLO Fund securities managed by our wholly-owned portfolio company Katonah Debt Advisors and three other asset managers of approximately $31 million, and total investment in 100% of Katonah Debt Advisors’ asset management company of approximately $59 million

As of December 31, 2007, we had a portfolio of investment securities that included first and second lien secured loans. Our investments generally averaged between $1 million to $10 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. We expect that the size of our investments and maturity dates will vary as follows:

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

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies, and from our investment in Katonah Debt Advisors. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We will primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio. We invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by commercial or residential mortgages or other consumer borrowings.

Credit and Investment Process

We employ the same due diligence intensive investment strategy that our senior management team, Katonah Debt Advisors and Kohlberg & Co. have used over the past 21 years. Due to our ability to source transactions through multiple channels, we expect to maintain a substantial pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

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

Investment Securities

We invest in senior secured loans and mezzanine debt and, in the future and to a lesser extent, equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. As of December 31, 2007, together with our wholly-owned portfolio company Katonah Debt Advisors, we had a staff of 20 investment professionals who specialize in specific industries and generally seek to invest in companies about which we have direct expertise. However, we may invest in other industries if we are presented with attractive opportunities. The tables below show our investments by security type and industry as a percentage of total investments. For more information regarding our investment securities, see the “INVESTMENT PORTFOLIO—Investment Securities.”

CLO Fund Securities

As of December 31, 2007, we had $31 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments.

The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to us and other the holders of the CLO Fund’s subordinated securities or preferred stock based on the proportionate share of such class. During the year ended December 31, 2007, our CLO Fund securities for which we had a full year’s quarterly payments returned an average 28% cash-on-cash return.

The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. As of December 31, 2007, we had $10 million invested at fair value in four third party managed CLO Funds. We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. For more information regarding our investment securities, see the “INVESTMENT PORTFOLIO—Investment in CLO Fund Securities.”

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and was valued at approximately $59 million.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as a one-time structuring fee from the CLO Funds for its management and advisory services. In addition, Katonah Debt Advisors may also earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred stock.

We expect to continue to make investments in CLO Funds managed by Katonah Debt Advisors, which we believe will provide us with a current cash investment return. We believe that these investments will provide Katonah Debt Advisors with greater opportunities to access new sources of capital which will ultimately increase Katonah Debt Advisors’ assets under management and resulting management fee income. We expect to continue to receive distributions of recurring fee income and to generate capital appreciation from our investment in Katonah Debt Advisors.

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to us. Cash distributions of Katonah Debt Advisors’ net income is recorded as dividends from affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is based primarily on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss.

As a separately taxable corporation, Katonah Debt Advisors is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to us would generally need to be distributed to our stockholders. Katonah Debt Advisors’ taxable net income differs from GAAP net income for both deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences between lease cash payments to GAAP straight line expense and adjustments for the recognition and timing of depreciation, bonuses to employees, stock option expense, and interest rate caps. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

Goodwill amortizable for tax was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to our initial public offering in exchange for shares of our stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, for tax purposes such exchange was considered a taxable asset purchase under the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, resulting in an annual difference between GAAP income and taxable income by approximately $2 million per year over such period.

Revenues

We generate revenue in the form of interest income on debt securities and capital gains, if any, on warrants or other equity-related securities that we acquire in our portfolio companies. In addition, we generate revenue in the form of commitment and facility fees and, to a lesser extent, due diligence fees. Any such fees will be generated in connection with our investments and recognized as earned or, in some cases, recognized over the life of the loan. We expect our investments generally to have a term of between five and eight years and bear interest at various rates ranging from 2% to 10% over the prevailing market rates for Treasury securities. Where applicable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. Interest on debt securities will generally be payable monthly or quarterly, with amortization of principal typically occurring over the term of the security. In those limited instances where we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date.

We also generate dividend income from our investment in CLO equities. These subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to each other class of securities issued by these CLO Funds. Dividends on CLO equities are generally paid quarterly.

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

Our Strategic Relationship with Kohlberg & Co.

We believe that we derive substantial benefits from our strategic relationship with Kohlberg & Co. The Chairman and co-managing partners of Kohlberg & Co., each of whom is a member of our Board of Directors, and, in the case of the co-managing partners, are also members of our Investment Committee. Through such participation, we have access to the expertise of these individuals in the middle market and leveraged investing, which we believe enhances our capital raising, due diligence, investment selection and credit analysis activities. Affiliates of Kohlberg & Co., including those who serve on our Board of Directors and on our Investment Committee, own, in the aggregate, approximately 17% of our outstanding common stock. Kohlberg & Co. is a leading U.S. private equity firm which manages investment funds that acquire middle market companies. Since its founding in 1987, Kohlberg & Co. has organized six private equity funds, through which it has raised approximately $3.5 billion of committed capital and completed more than 80 platform and add-on acquisitions with an aggregate value of approximately $7 billion.

Because we are an internally managed BDC, we do not pay any fees to Kohlberg & Co. or any of its affiliates. Under the 1940 Act, we are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the Securities and Exchange Commission (the “SEC”). In addition, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

LEVERAGE

In addition to funds available from the issuance of our common stock, we use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2007 and December 31, 2006, we had $255 million and no outstanding borrowings, respectively.

On February 14, 2007, we entered into a securitization revolving credit facility (the “Facility”) under which we had a right to obtain up to $200 million in financing. On October 1, 2007, we amended the Facility to increase our borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. In addition, the amendment revised the method for determining the required equity contribution from Kohlberg Capital to KCAP Funding. Subject to certain thresholds, the required equity contribution will be increased from $45 million to $60 million, depending on the amount of outstanding borrowings Advances under the Facility are used primarily to make additional investments.

The Facility is secured by loans acquired by us with the advances under the Facility. We borrow under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I (“KCAP Funding”). Under the Facility, funds are loaned by or through BMO Capital Markets Corp., the lender, based on prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, in each case plus an applicable spread.

Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings. We are also subject to regulatory restrictions on leverage which may affect the amount of funding that we can obtain under the Facility. The Facility also includes certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. The interest charged on borrowed funds is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. The interest charged on borrowed funds is payable monthly. We were required to pay a one-time, 0.50% structuring fee at the time we originally entered into the Facility, as well as a one-time, 1% structuring fee on the $75 million increase in borrowing availability under the Facility at the time we entered into the Facility amendment. Additionally, we are also required to pay an annual commitment fee, payable monthly, equal to 0.225% for any unused portion of the Facility.

The pool of loans securing the Facility is required to meet certain eligibility criteria specified in the documents governing the Facility. There can be no assurance that we will be able to borrow the amounts anticipated under the Facility.

We estimate that the portfolio of loans securing the credit facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the credit facility.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include commercial banks, specialty finance companies, hedge funds, structured investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Related to Our Business—We operate in a highly competitive market for investment opportunities.”

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

COMPETITIVE ADVANTAGES

We believe that we can successfully compete with other providers of capital in the markets in which we compete for the following reasons:

•

Internally managed structure and significant management resources. We are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our stockholders. We believe that other substantial benefits to our internally managed structure include:

•	our investment professionals do not serve as advisors to any other investment funds other than those managed by us;

•	we leverage our management resources and those of Katonah Debt Advisors across our portfolio of investments and the investments of the CLO Funds managed by Katonah Debt Advisors; and

•	a significant portion of the compensation of our senior managers is tied to the performance of our investments, resulting in an alignment of interests between our management and shareholders.

•

Multiple sourcing capabilities for assets. We have multiple sources of loans, mezzanine investments and equity investments through our industry relationships, Katonah Debt Advisors and our strategic relationship with Kohlberg & Co.

•

Disciplined investment process. We employ a rigorous credit review process and due diligence intensive investment strategy which our senior management has developed over more than 20 years of lending. For each analyzed company, we develop our own underwriting case and multiple stress case scenarios and an event-specific financial model reflecting company, industry and market variables. Generally, both we and the CLO Funds managed by Katonah Debt Advisors have decided not to invest in highly leveraged or “covenant light” credit facilities.

•

Katonah Debt Advisors’ credit platform. Katonah Debt Advisors serves as a source of our direct investment opportunities, and certain credit analysts employed by Katonah Debt Advisors who also serve as officers of the Company provide credit analysis to us.

•

Investments in a wide variety of portfolio companies in a number of different industries with no exposure to mortgage-backed securities. Our investment portfolio (excluding our investments in Katonah Debt Advisors and CLO Fund securities) is spread across 26 different industries and 91 different entities with an average balance per investment of approximately $5 million. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

•

Strategic relationship with Kohlberg & Co. We believe that Kohlberg & Co. is one of the oldest and most well-known private equity firms focused on the middle market, and we expect to continue to derive substantial benefits from our strategic relationship with Kohlberg & Co. The Co-managing partners of Kohlberg & Co. serve on our Board of Directors and on our Investment Committee, and they and other Kohlberg & Co. affiliates own approximately 17% of our outstanding common stock.

•

Significant equity ownership and alignment of incentives. Our senior management team, the senior management team of Katonah Debt Advisors and affiliates of Kohlberg & Co. together have a significant equity interest in the Company (who own, in the aggregate, approximately 17% of our outstanding common stock) ensuring that their incentives are strongly aligned with those of our stockholders.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of December 31, 2007, we did not have any preferred stock outstanding.

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment. Preliminary valuation conclusions are then documented and discussed with our senior management. The Valuation Committee of our Board of Directors reviews these preliminary valuations and makes recommendations to our Board of Directors. Where appropriate, the Valuation Committee may utilize an independent valuation firm selected by our Board of Directors. The Valuation Committee has selected an independent valuation firm to assist with the periodic valuation of our illiquid securities. Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the recommendations of the Valuation Committee.

Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined under our procedures may differ significantly from the values that would have been used had a ready market existed for the investments or from the values that would have been placed on our assets by other market participants, and the differences could be material.

For those investments for which a market quotation or observable market prices do not exist, there is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, we record unrealized appreciation if we believe that as a result our investment has appreciated in value, for example, because the underlying portfolio company has appreciated in value.

As a BDC, we may invest in illiquid securities, including loans to and warrants of private companies and other illiquid securities, such as CLO Funds securities and our investment in Katonah Debt Advisors. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use repayments of principal to pay-down Fund debt, or (ii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CLO Investment. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Our investment in Katonah Debt Advisors is carried at fair value and is based on multiple approaches to value which involve value drivers such as assets under management (“AUM”), cash flow, and earnings before income taxes, depreciation and amortization (“EBITDA”). These value drivers are analyzed in the context of both quantifiable historical experience and projected performance. AUM or earnings multiples from peer comparables are then applied to the value drivers to determine fair value. Our investments in Katonah Debt Advisors and CLO Fund securities are reviewed quarterly by Duff & Phelps, LLC, a third-party valuation consultant, who performs certain limited procedures that the Company’s Board of Directors identified and requested, and whose conclusion is that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY AND A REGULATED INVESTMENT COMPANY

Our elections to be regulated as a BDC and to be treated as a RIC have a significant impact on our future operations:

We report our investments at market value or fair value with changes in value reported through our statement of operations.

We report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Changes in these values are reported through our statement of operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “Determination of Net Asset Value.”

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

We intend to distribute substantially all of our net taxable income to our stockholders. We generally will be required to pay U.S. federal income taxes only on the portion of our net taxable income and gains that we do not distribute to stockholders.

We have elected to be treated as a RIC for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2006. As a RIC, we intend to distribute to our stockholders substantially all of our net investment company income. In addition, we may retain certain net long-term capital gains and elect to treat such net capital gains as distributed to our stockholders. If this happens, you will be treated as if you received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit against your U.S. federal income tax liability (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we pay on the deemed distribution. See “Certain U.S. Federal Income Tax Considerations.”

As a RIC, we generally are required to pay U.S. federal income taxes only on the portion of our net taxable income and gains that we do not distribute (actually or constructively). Katonah Debt Advisors, our wholly-owned taxable portfolio company, receives fee income earned with respect to its management services. We expect that Katonah Debt Advisors will form additional direct or indirect subsidiaries which will receive similar fee income. Some of these subsidiaries may be treated as corporations for U.S. federal income tax purposes, and as a result, such subsidiaries will be subject to income tax at regular corporate rates, for U.S. federal and state purposes, although, as a RIC, dividends and distributions of capital received by us from our taxable subsidiaries and distributed to our stockholders will not subject us to U.S. federal income taxes. As a result, the net return to us on such investments held by such subsidiaries will be reduced to the extent that the subsidiaries are subject to income taxes.

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Distributions.” Also, restrictions and provisions in our Facility may limit our ability to make distributions. See “Obligations and Indebtedness.”

We are required to comply with the provisions of the 1940 Act applicable to BDCs.

As a BDC, we are required to have a majority of directors who are not “interested” persons under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bond and custody arrangements. See also “Regulation.”

REGULATION

The following discussion is a general summary of some of the material prohibitions and restrictions governing BDCs generally. It does not purport to be a complete description of all the laws and regulations affecting BDCs.

A BDC is a unique kind of investment company that primarily focuses on investing in or lending to private companies and making managerial assistance available to them. A BDC provides stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage privately-owned companies. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. We have implemented certain procedures, both written and unwritten, to ensure that we do not engage in any prohibited transactions with any persons affiliated with us. If such affiliations are found to exist, we seek Board and/or committee review and approval or exemptive relief for such transactions, as appropriate.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, “qualifying assets” represent at least 70% of the company’s total assets. The principal categories of “qualifying assets” relevant to our business are the following:

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

Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, to count portfolio securities as “qualifying assets” for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are “qualifying assets.” Typically, we invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements that are treated, under applicable tax rules, as being issued by a single counterparty, we would not meet the diversification tests imposed on us by the Code to qualify for tax treatment as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements treated as issued, under applicable tax rules, by a single counterparty in excess of this limit. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors—Risks Related to Our Business—The debt we incur could increase the risk of investing in our Company.”

Code of Ethics

We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. You can obtain a copy of the code of ethics by any of the methods described under “Available Information.”

Privacy Principles

We are committed to maintaining the privacy of our stockholders and safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although some non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as is necessary to service stockholder accounts, such as to a transfer agent, or as otherwise permitted by law.

We restrict access to non-public personal information about our stockholders to our employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Proxy Voting Policy and Procedures

Although most of the securities we hold are not voting securities, some of our investments may entitle us to vote proxies. We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we believe may have a negative impact on our portfolio securities, we may vote for such a proposal if we believe there exists a compelling long-term reason to do so.

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

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have a designated CCO who is responsible for administering these policies and procedures.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, regulated investment companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as in effect as of the date of this filing and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets in which we do not currently intend to invest.

A “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:

•

a citizen or individual resident of the United States including an alien individual who is a lawful permanent resident of the United States or meets the “substantial presence” test in Section 7701(b) of the Code;

•	a corporation or other entity taxable as a corporation, for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

•	a trust over the administration of which a court in the U.S. has primary supervision or over which U.S. persons have control; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership for U.S. federal income tax purposes. If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder who is a partner of a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a Regulated Investment Company

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2006. As a RIC, we generally will not have to pay corporate-level taxes on any income or gains that we distribute to our stockholders as dividends. To qualify for treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our “net investment company income,” which is generally the sum of our net investment income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain ( i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. We will be subject to U.S. federal income tax at the regular corporate rates on any net ordinary income or capital gain not distributed (or deemed distributed) to our stockholders. As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain net taxable undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any net income realized, but not distributed, in the preceding year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). We currently intend to make sufficient distributions each taxable year and/or pay sufficient corporate income tax to avoid any excise tax liability, although we reserve the right to pay an excise tax rather than make an additional distribution when circumstances warrant (e.g., the payment of an excise tax amount that we deem to be de minimis).

To qualify for tax treatment as a RIC for U.S. federal income tax purposes, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a BDC under the 1940 Act;

•

in each taxable year, derive at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded partnership” (as defined by the Code) (all such income “Qualifying Income”); and

•

diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (a) one issuer, (b) two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We conduct the business of Katonah Debt Advisors through direct or indirect subsidiaries. Some of our subsidiaries are treated as corporations for U.S. federal income tax purposes. As a result, such subsidiaries will be subject to tax at regular corporate rates. We will recognize income from these subsidiaries to the extent that we receive dividends and distributions of capital from these subsidiaries. Some of the wholly-owned subsidiaries may be treated as disregarded entities for U.S. federal income tax purposes. As a result, we may directly recognize fee income earned by these subsidiaries. Fee income that we recognize directly through entities that are treated as disregarded entities for U.S. federal tax purposes will generally not constitute Qualifying Income. We intend to monitor our recognition of fee income to ensure that at least 90% of our gross income in each taxable year is Qualifying Income.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or that are issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders to satisfy the Annual Distribution Requirement, even though we will not have received an amount of cash that corresponds with the income accrued.

We could also be subject to a U.S. federal income tax (including interest charges) on distributions received from investments in passive foreign investment companies “PFICs” (defined below) or on proceeds received from the disposition of shares in PFICs, which tax cannot be eliminated by making distributions to our stockholders. A PFIC is any foreign corporation in which (i) 75% or more of the gross income for the taxable year is passive income, or (ii) the average percentage of the assets (generally by value, but by adjusted tax basis in certain cases) that produce or are held for the production of passive income is at least 50%. Generally, passive income for this purpose means dividends, interest (including income equivalent to interest), royalties, rents, annuities, the excess of gains over losses from certain property transactions and commodities transactions, and foreign currency gains. Passive income for this purpose does not include rents and royalties received by the foreign corporation from active business and certain income received from related persons. If we are in a position to treat and so treat such a PFIC as a “qualified electing fund” (“QEF”) we will be required to include our share of the company’s income and net capital gain annually, regardless of whether we receive any distribution from the company. Alternately, we may make an election to mark the gains (and to a limited extent losses) in such holdings “to the market” as though we had sold and repurchased our holdings in those PFICs on the last day of our taxable year. Such gains and losses are treated as ordinary income and loss. The QEF and mark-to-market elections may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We may also invest in “controlled foreign corporations” (“CFCs”). A non-U.S. corporation will be a CFC if “U.S. Shareholders” ( i.e., each U.S. investor that owns (directly or by attribution) 10% or more of the interests in the non-U.S. corporation (by vote)) own (directly or by attribution) more than 50% (by vote or value) of the outstanding interests of the non-U.S. corporation. If we are a U.S. Shareholder with respect to a non-U.S. corporation, we will be required each year to include in income our pro rata share of the corporation’s “Subpart F income” (as defined in the Code). Therefore, investments in CFCs may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We are authorized to borrow funds and to sell assets to satisfy the Annual Distribution Requirement and to avoid any excise tax liability. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement and to avoid any excise tax liability may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirements and to avoid any excise tax liability, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

A RIC is not permitted to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net short-term capital gains in excess of net long-term capital losses). If our expenses in a given year exceed investment company taxable income ( e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain (that is, the excess of net long-term capital gains over the net short-term capital losses). Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income over a period of several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the net income we actually earned during those years in the aggregate. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions. Assuming we qualify for tax treatment as a RIC, our corporate-level U.S. federal income tax should be substantially reduced or eliminated, and, as explained below in “—Taxation of U.S. Stockholders,” a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders. Except as otherwise provided, the remainder of this discussion assumes that we qualify for tax treatment as a RIC and have satisfied the Annual Distribution Requirement.

Failure to Qualify as a Regulated Investment Company

If we were to fail to qualify for tax treatment as a RIC (including if our Board of Directors elected to temporarily or permanently revoke our RIC election), we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Such distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits and (if made during a taxable year beginning before January 1, 2011) provided certain holding period and other requirements were met, could potentially qualify for treatment as “qualified dividend income” in the hands of stockholders taxed as individuals eligible for the 15% maximum rate. Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends received deduction with respect to our dividend distributions. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify for tax treatment as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify for tax treatment as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Taxation of U.S. Stockholders

For U.S. federal income tax purposes, distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock through our dividend reinvestment plan. For taxable years beginning before January 1, 2011, to the extent such distributions paid by us are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions may be designated by us as “qualified dividend income” eligible to be taxed in the hands of non-corporate stockholders at the rates applicable to long-term capital gains, provided holding period and other requirements are met at both the stockholder and company levels. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not be qualified dividend income. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum rate of 15% in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

We may retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses and designate the retained net capital gains as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form to claim a refund for the taxes we paid. For U.S. federal income tax purposes, the tax basis of shares owned by a stockholder generally will be increased by an amount equal to the difference between the amount of undistributed capital gains included in the stockholder’s gross income and the tax deemed paid by the stockholder as described in this paragraph. To utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.” We may also make actual distributions to our stockholders of some or all of realized net long-term capital gains in excess of realized net short-term capital losses.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared. A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss. For taxable years beginning before January 1, 2011, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year ($1,500 for married individuals filing separately); any net capital losses of a non-corporate stockholder in excess of $3,000 ($1,500 for married individuals filing separately) generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

Distributions are taxable to stockholders even if they are paid from income or gains earned by us before a stockholder’s investment (and thus were included in the price the stockholder paid). If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically, it may represent a return of his, her or its investment. Distributions are taxable whether stockholders receive them in cash or reinvest them in additional shares through the Dividend Reinvestment Plan. A stockholder whose distributions are reinvested in shares will be treated as having received a dividend equal to either (i) the fair market value of the shares issued to the stockholder (if we issue new shares), or (ii) the amount of cash allocated to the stockholder for the purchase of shares on its behalf (if we purchase shares on the open market). We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% “qualified dividend income” rate). Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the corporate dividends-received deduction or the preferential rate applicable to “qualified dividend income.”

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

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. Non-U.S. stockholders should consult their tax advisors before investing in our common stock. In general, dividend distributions (other than certain distributions derived from net long-term capital gains, certain interest income and short term capital gains, as described below) paid by us to a non-U.S. stockholder are subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate) even if they are funded by income or gains that, if paid to a non-U.S. stockholder directly, would not be subject to withholding. If the distributions are effectively connected with a U.S. trade or business of the non-U.S. stockholder, (and, if an income tax treaty applies, attributable to a permanent establishment in the United States), we will not be required to withhold federal tax if the non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. stockholders. (Special certification requirements apply to a non-U.S. stockholder that is a foreign partnership or a foreign trust and such entities are urged to consult their tax advisors.) For taxable years beginning prior to January 1, 2008, except as provided below, we generally will not be required to withhold any amounts with respect to certain distributions of (1) U.S.-source interest income that meets certain requirements, and (2) net short-term capital gains in excess of net long-term capital losses, in each case to the extent we properly designate such distributions. We intend to make such designations. In respect of distributions described in clause (1) above, however, we will be required to withhold amounts with respect to distributions to a non-U.S. stockholder:

•	that has not provided a satisfactory statement that the beneficial owner is not a U.S. person;

•	to the extent that the dividend is attributable to certain interest on an obligation if the non-U.S. stockholder is the issuer or is a 10% stockholder of the issuer;

•	that is within certain foreign countries that have inadequate information exchange with the United States; or

•

to the extent the dividend is attributable to interest paid by a person that is a related person of the non-U.S. stockholder and the non-U.S. stockholder is a “controlled foreign corporation” for U.S. federal income tax purposes.

Actual or deemed distributions of our net capital gain to a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale of our common stock, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gain, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the U.S.), or in the case of an individual stockholder, the stockholder is present in the U.S. for a period or periods aggregating 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met. If we distribute our net capital gain in the form of deemed rather than actual distributions, a non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

A non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute or successor form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. stockholder or otherwise establishes an exemption from backup withholding. Investment in the shares may not be appropriate for a non-U.S. stockholder. Non-U.S. persons should consult their tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

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

No action is required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying American Stock Transfer & Trust Company, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Select Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

There are no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator’s fees under the plan are paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.

If your dividends are reinvested, you will be required to pay tax on the distributions in the same manner as if the distributions were received in cash. The taxation of dividends will not be affected by the form in which you receive them. See “Certain U.S. Federal Income Tax Considerations.”

Participants may terminate their accounts under the plan by notifying the plan administrator via its website at www.amstock.com, by filling out the transaction request form located at bottom of their statement and sending it to the plan administrator at the address set forth below or by calling the plan administrator at 1-866-668-8564.

The plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to, and additional information about the plan may be obtained from, the plan administrator by mail at American Stock Transfer & Trust Company, Attn. Dividend Reinvestment Department, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by telephone at 1-866-668-8564.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history.

We were organized in August 2006 to continue the middle market investment business and asset management business of Katonah Debt Advisors, which was organized in 2005 by Kohlberg & Co. Katonah Debt Advisors commenced its asset management operations with the hiring of E.A. Kratzman, its President (who also serves as our Vice President and a member of our Investment Committee), in June 2005 and began its middle market lending operations in February 2006 with the hiring of Dayl W. Pearson, who serves as our President and CEO, and R. Jon Corless, who serves as our CIO. In December 2006, we completed an initial public offering of our common stock and our common stock was listed on The NASDAQ Global Select Market. We have a limited operating history. As a result, we have limited operating results which demonstrate our ability to manage our business. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially.

We are dependent upon senior management for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of our senior management as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our senior management team and our Board of Directors. The departure of any of the members of our senior management or a significant number of our senior personnel could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with other BDCs, as well as a large number of investment funds, investment banks and other sources of financing, including traditional financial services companies, such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable some of our competitors to make commercial loans with interest rates that are comparable to or lower than the rates we typically offer. We may lose prospective portfolio investments if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of our potential competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities or that we will be able to fully invest our available capital. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected. Although Kohlberg & Co. has agreed to notify us of equity investment opportunities that are presented to Kohlberg & Co. but do not fit the investment profile of Kohlberg & Co. or its affiliates, no such referral to date has resulted in an investment by us or Katonah Debt Advisors.

If we are unable to source investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, we need to continue to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. However, we cannot assure you that any such employees will contribute to the success of our business or that we will implement such systems effectively. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

There is a risk that we may not make distributions.

We intend to continue to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at historical or any specific levels or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Distributions.” Also, restrictions and provisions in our Facility may limit our ability to make distributions. See “Obligations and Indebtedness.” If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC and we would be subject to corporate level U.S. federal income tax. See “Certain U.S. Federal Income Tax Considerations.” We cannot ensure that we will make distributions at historical or any other specified levels or at all.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash equal to such income.

In accordance with accounting principles generally accepted in the United States (“GAAP”) and the Code, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments generally are valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants is allocated to the warrants that we receive. This generally results in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify as a RIC eligible for pass-through tax treatment. Because such original issue discount income might exceed the amount of cash received in a given year with respect to such investment, we might need to obtain cash from other sources to satisfy such distribution requirements. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for tax treatment as a RIC or, even if such distribution requirement is satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity securities or reduce new investment originations to meet these distribution requirements and avoid tax. See “Certain U.S. Federal Income Tax Considerations.”

We may incur losses as a result of “first loss” agreements into which we or Katonah Debt Advisors may enter in connection with warehousing credit arrangements which we put in place prior to raising a CLO Fund and pursuant to which we agree to reimburse credit providers for a portion of losses (if any) on warehouse investments.

We and Katonah Debt Advisors have entered into “first loss” agreements in connection with warehouse credit lines established by Katonah Debt Advisors to fund the initial accumulation of loan investments for future CLO Funds that Katonah Debt Advisors will manage, and may enter into similar agreements in the future. Such agreements (referred to as “first loss agreements” or “first loss obligations” herein) relate to (i) losses as a result of individual loan investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or sold prior to completion of such fund, (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line. As a result, we may incur losses if loans and debt obligations that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Off-Balance Sheet Arrangements.”

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

We may experience fluctuations in our quarterly and annual operating results and credit spreads.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are exposed to risks associated with changes in interest rates and spreads.

Changes in interest rates may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest spreads on new investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including mezzanine securities and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. An increase in interest rates due to an increase in credit spreads, regardless of general interest rate fluctuations, could also negatively impact the value of any investments we hold in our portfolio. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

The debt we incur could increase the risk of investing in our Company.

As of December 31, 2007, we had $255 million of outstanding indebtedness, with available additional potential borrowing capacity of $20 million. On October 1, 2007, we amended our credit facility (the “Facility”) to increase the maximum amount we may borrow thereunder from $200 million to $275 million, extend the maturity date from February 14, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. We expect to continue to borrow from, and issue senior debt securities to, banks, insurance companies and other lenders, including pursuant to our Facility. See “Obligations and Indebtedness.” Lenders have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we may grant a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not used leverage. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

Because we have outstanding indebtedness, we are exposed to additional risks, including the typical risks associated with leverage.

We borrow funds or may issue senior securities, pursuant to our existing Facility or other agreements, to make additional investments. With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing or issuance. The amount of leverage that we employ will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations of stockholders, including:

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

•	that we, and indirectly our stockholders, will bear the cost of leverage, including issuance and servicing costs ( i.e., interest).

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

The agreements governing our credit facility contain various covenants that limit our discretion in operating our business and also include certain financial covenants.

We have entered into a credit facility that is backed by a revolving pool of loans. Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. An event of default under the Facility would result, among other things, in the termination of the availability of further funds under the Facility and an accelerated maturity date for all amounts outstanding under the Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC. If we default under certain provisions of the Facility, the remedies available to the lender may limit our ability to declare dividends. Moreover, we cannot assure you that we will be able to borrow funds under the Facility at any particular time or at all. For a more detailed discussion of the Facility, see “Obligations and Indebtedness.”

Because we intend to distribute substantially all of our income and net realized capital gains to our stockholders, we will need additional capital to finance our growth.

In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline. On March 13, 2007, June 8, 2007, September 24, 2007 and December 14, 2007 we declared dividends in the amount of $0.29 per share, $0.35 per share, $0.37 per share, and $0.39 per share respectively. These dividends represented our estimated distributable income for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 plus our undistributed 2006 distributable income.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

RISKS RELATED TO OUR INVESTMENTS

Our investments may be risky, and you could lose all or part of your investment.

We invest primarily in senior secured term loans, mezzanine debt and selected equity investments issued by middle market companies.

Secured Loans. When we extend secured term loans, we generally take a security interest (either as a first lien position or as a second lien position) in the available assets of these portfolio companies, including the equity interests of their subsidiaries, which we expect to assist in mitigating the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to exercise our remedies.

Mezzanine Debt. Our mezzanine debt investments generally are subordinated to senior loans and generally are unsecured. This may result in an above average amount of risk and volatility or loss of principal.

These investments may entail additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt is subject to greater fluctuations in value based on changes in interest rates and such debt could subject us to phantom income. Since we generally do not receive any cash prior to maturity of the debt, the investment is of greater risk.

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

Risks Associated with Middle Market Companies. Investments in middle market companies also involve a number of significant risks, including:

•

limited financial resources and inability to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing the value of any guarantees we may have obtained in connection with our investment;

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

Our portfolio investments for which there is no readily available market, including our investment in Katonah Debt Advisors, are recorded at fair value as determined in good faith by our Board of Directors. As a result, there is uncertainty as to the value of these investments.

Our investments consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. These valuations are initially prepared by our management and reviewed by our Valuation Committee which utilizes its best judgment in arriving at the fair value of these securities. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Where appropriate, our Board of Directors utilizes the services of an independent valuation firm to aid it in determining fair value, particularly in the case of our investments in CLO Funds and in Katonah Debt Advisors, which are valued quarterly, and investments in mezzanine and equity securities, which are valued regularly. The independent valuation firm provides third-party valuation consulting services, which consist of certain limited procedures that we identify and request the independent valuation firm to perform. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. The value of our investment in Katonah Debt Advisors is determined based on a percentage of the assets under management and a multiple of its operating income, both of which are based, in part, on an analysis of the valuation of comparable asset management companies. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed or from the valuations that would be placed on our assets by other market participants. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2007, our largest investment, our wholly owned subsidiary in Katonah

Debt Advisors, equaled approximately 12% of the fair value of our investments. Beyond the asset diversification requirements associated with our qualification as a RIC (as described further in “Certain U.S. Federal Income Tax Considerations”), we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. In accordance with our current policy, we will not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment). However, to the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Economic recessions or downturns could negatively impact our portfolio companies and harm our operating results.

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

When we are a debt or minority equity investor in a portfolio company, which generally is the case, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

Most of our investments are either debt or minority equity investments in our portfolio companies. Therefore, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings. In addition, we generally are not in a position to control any portfolio company by investing in its debt securities.

Prepayments of our debt investments by our portfolio companies could negatively impact our operating results.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies are permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the size of our investment and the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we actually render significant managerial assistance.

Our investments in equity securities involve a substantial degree of risk.

We may purchase common stock and other equity securities, including warrants. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment depends on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights.

The lack of liquidity in our investments may adversely affect our business.

We invest in securities issued by private companies. These securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not receive all or a portion of the income we expect to continue to receive from Katonah Debt Advisors.

We expect to continue to receive distributions of recurring fee income, after the payment of its expenses, from the asset management activities of Katonah Debt Advisors. However, the existing asset management agreements pursuant to which Katonah Debt Advisors receives such fee income from the CLO Funds for which it serves as manager may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by Katonah Debt Advisors of the indenture governing the applicable CLO Fund, breaches by Katonah Debt Advisors of certain specified provisions of the indenture, material breaches of representations or warranties made by Katonah Debt Advisors, bankruptcy or insolvency of Katonah Debt Advisors, fraud or criminal activity on the part of Katonah Debt Advisors or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions. Further, a significant portion of the asset management fees payable to Katonah Debt Advisors under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated or the CLO Funds do not generate enough income to pay the subordinated management fees, we will not receive the fee income that we expect to continue to receive from Katonah Debt Advisors, which will reduce income available to make distributions to our stockholders.

We may not receive any return on our investment in the CLO Funds in which we have invested.

As of December 31, 2007, we had $31 million, at fair value, invested in the subordinated securities or preferred shares issued by CLO Funds managed by Katonah Debt Advisors and certain other third party asset managers. We expect to continue to acquire subordinated securities in the future in CLO Funds managed by Katonah Debt Advisors and/or third party managers. These subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to each other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced.

We may not be able to continue to increase Katonah Debt Advisors’ assets under management.

We expect to continue to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors, our wholly-owned asset management company. If Katonah Debt Advisors is unable complete additional CLO Funds and, therefore, increase its assets under management due to unfavorable market conditions or otherwise, our results of operations and growth prospects may be adversely affected.

RISKS RELATED TO OUR OPERATION AS A BDC

Our management team has limited experience managing a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. See “Regulation.” Our management team’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. If we do not remain a BDC, we might be regulated as a closed-end investment management company under the 1940 Act, which would further decrease our operating flexibility and may prevent us from operating our business as described in this prospectus. See “Election to be Regulated as a Business Development Company and a Regulated Investment Company.”

Furthermore, our management team’s limited experience in managing a BDC that qualifies as a RIC, which is subject to operating limitations under the Code, may hinder our ability to invest in certain assets that might otherwise be part of our investment strategy, thus reducing the return on your investment. For a description of the requirements to maintain RIC pass-through tax treatment, please see “Certain U.S. Federal Income Tax Considerations.”

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. In addition, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital.

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

•

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•	Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we securitize a portion our loans to generate cash for funding new investments through our Facility. To securitize loans, we have created a wholly-owned subsidiary and contributed a pool of loans to the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

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

If we do not invest a sufficient portion of our assets in “qualifying assets,” we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” for purposes of the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” See “Regulation.”

We believe that most of the senior loans and mezzanine investments that we acquire constitute “qualifying assets.” However, investments in the equity securities of CLO Funds generally do not qualify as “qualifying assets,” and we may invest in other assets that are not “qualifying assets.” If we do not invest a sufficient portion of our assets in “qualifying assets,” we may be precluded from investing in what we believe are attractive investments or could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. These restrictions could also prevent us from making investments in the equity securities of CLO Funds, which could limit Katonah Debt Advisors’ ability to organize new CLO Funds. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

If we are unable to qualify as a RIC under Subchapter M of the Code, we will be subject to corporate-level income tax, which will adversely affect our results of operations and financial condition.

Provided we qualify as a RIC, we will generally not be subject to corporate-level U.S. federal income taxes on income distributed to our stockholders as dividends. We will not qualify for pass-through tax treatment as a RIC, and thus will be subject to corporate-level U.S. federal income taxes, if we are unable to comply with the source-of-income, asset diversification and distribution requirements contained in the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. Failure to meet the requirements for tax treatment as a RIC would subject us to taxes, which would reduce the return on your investment. As such, our failure to qualify for tax treatment as a RIC would have a material adverse effect on us, the net asset value of our common stock and the total return obtainable from your investment in our common stock. We may, from time to time, organize and conduct the business of our wholly-owned portfolio company, Katonah Debt Advisors, through additional direct or indirect wholly-owned subsidiaries which may, in some cases, be taxable as corporations. For additional information see “Regulation” and “Certain U.S. Federal Income Tax Considerations.”

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

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “KCAP.” We completed our initial public offering on December 11, 2006 at an initial public offering price of $15.00 per share. Prior to such date there was no public market for our common stock.

The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The NASDAQ Global Select Market. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

Quarterly Stock Prices for 2007 and 2006

	High	Low	Close	NAV[1]
2007:
Fourth quarter	$15.49	$10.00	$12.00	$14.38
Third quarter	$19.10	$13.65	$15.06	$14.77
Second quarter	$19.68	$15.75	$18.55	$15.39
First quarter	$18.00	$15.05	$16.00	$14.78
2006:
Fourth quarter December 11, 2006—December 31, 2006	$17.45	$15.79	$17.30	$14.29

[1]

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset value shown is based on outstanding shares at December 31, 2006.

We began paying quarterly dividends in our first full quarter of operations following our IPO and our portfolio has provided sufficient ordinary GAAP income to sustain and grow our dividends over time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7—“Distributable Tax Income” from our Notes to the Consolidated Financial Statements included herein.

Dividend Declarations

	Dividend	Declaration Date	Record Date	Pay Date
2007:
Fourth quarter	$0.39	12/14/07	12/24/07	1/24/08
Third quarter	0.37	9/24/07	10/10/07	10/26/07
Second quarter	0.35	6/8/07	7/9/07	7/23/07
First quarter	0.29	3/13/07	4/6/07	4/17/07

Total declared for 2007	$1.40

Note:	No dividend was declared for the period from December 11, 2006 to December 31, 2006. The distributable income earned during this period was paid during 2007.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index, for the period December 11, 2006 (the date of our initial public offering) to December 31, 2007. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the S&P 500 Stock Index and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested in like securities.

Shareholder Return Performance Graph

Cumulative Total Return Since Initial Public Offering(1)

(Through December 31, 2007)

(1)

Total return includes reinvestment of dividends through December 31, 2007. The Company has added data based upon the NASDAQ Financial-100 Index and will not make the comparison to the S&P 500 in future disclosure because the Company believes that the S&P 500 is not representative of Kohlberg Capital’s industry or market capitalization. The NASDAQ Financial-100 Index is an index of diversified financial sector stock and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with market capitalization that the Company believes are closer to Kohlberg Capital’s than the companies represented by the S&P 500.

HOLDERS

As of March 1, 2008, there were 16 shareholders of record of our common stock and approximately 7,300 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the period covered by this report that were not registered under the Securities Act. However, we issued 71,366 shares of common stock pursuant to a dividend reinvestment plan. See Note 9, “Stockholders’ Equity” of our Notes to the Consolidated Financial Statements included herein.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2007.

DIVIDEND POLICY

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. We did not declare or pay any dividends in 2006. As of December 31, 2006, our excise tax liability related to our 2006 distributable income was approximately $21,000. We distributed our 2006 distributable income in 2007.

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

The following selected financial and other data for the period from December 11, 2006, the date of our initial public offering and conversion to a corporation, through December 31, 2006 and for the year ended December 31, 2007 is derived from our financial statements which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

KOHLBERG CAPITAL CORPORATION

SELECTED FINANCIAL DATA

December 11, 2006 (inception) through December 31, 2006 and the Year Ended December 31, 2007

	Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006[1]
Income Statement Data:
Interest and related portfolio income:
Interest and dividends	$37,219,713	$1,110,109
Fees and other income	759,301	41,794
Dividends from affiliate asset manager	500,000	—

Total interest and related portfolio income	38,479,014	1,151,903

Expenses:
Interest and amortization of debt issuance costs	7,229,597	—
Compensation	4,104,761	175,186
Administrative and other	4,385,707	487,254

Total operating expenses	15,720,065	662,440

Net Investment Income	22,758,949	489,463
Realized and unrealized gains on investments:
Net realized gains	266,317	1,077
Net change in unrealized gains	3,116,719	4,180,000

Total net gains	3,383,036	4,181,077

Net increase in net assets resulting from operations	$26,141,985	$4,670,540

Per share:
Earnings per common share—basic and diluted	$1.45	$0.26
Net investment income plus net realized gains per share—basic and diluted	$1.28	$0.03
Dividends declared per common share	$1.40	$—

Balance Sheet Data:
Investment assets at fair value	$505,311,692	$249,212,379
Total assets	533,141,959	282,375,847
Total debt outstanding	255,000,000	—
Stockholders’ equity	259,068,164	256,400,423
Net asset value per common share	$14.38	$14.29
Common shares outstanding at end of year	18,017,699	17,946,333

Other Data:
Investments funded	373,852,286	191,706,724
Principal collections related to investment repayments or sales	104,037,559	533,315
Number of portfolio investments at year end	145	86
Weighted average yield of income producing debt investments[2]	9.5%	9.0%

[1]	Certain prior year amounts have been reclassified to conform to current year presentation.
[2]

Weighted average yield of income producing debt investments is calculated as the average yield to par outstanding balances for investments in loans and mezzanine debt. The yields on CLO equities and investment in our wholly-owned portfolio manager, Katonah Debt Advisors, are excluded.

Quarterly Data

	2007 (unaudited)				For the Period December 11, 2006 (inception) through December 31, 2006*
	Qtr 4	Qtr 3*	Qtr 2*	Qtr 1*
Interest and related portfolio income	$12,882,839	$10,483,244	$8,578,364	$6,534,567	$1,079,193
Net investment income	6,589,266	6,070,379	5,292,631	4,806,673	489,463
Net increase (decrease) in net assets resulting from operations	(63,835)	(4,683,689)	16,940,501	13,949,008	4,670,540
Net investment income and realized gains per common share—basic and diluted	$0.37	$0.33	$0.30	$0.27	$0.03
Dividends declared per common share	$0.39	$0.37	$0.35	$0.29	$—
Net asset value per common share	$14.38	$14.77	$15.39	$14.78	$14.29

*	Certain prior year and unaudited Quarterly Data have been reclassified to conform with current presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors.

As a BDC, we may invest in illiquid securities, including loans to and warrants of private companies and other illiquid securities, such as CLO Funds securities and our investment in Katonah Debt Advisors. These securities are valued and carried at fair value, as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2007 and December 31, 2006, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Dividend Income from CLO Fund Securities

We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

Dividends from Affiliate Asset Manager

The Company records dividend income from its affiliate asset manager on the declaration date.

Payment in Kind Interest

We may have loans in our portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.

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

Management Compensation

We may, from time to time, issue stock options under the Kohlberg Capital Corporation 2006 Equity Incentive Plan (our “Equity Incentive Plan”) to officers and employees for services rendered to us. We follow Statement of Financial Accounting Standards No. 123R (revised 2004), Accounting for Stock-Based Compensation, a method by which the fair value of options are determined and expensed. We use a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants.

We are internally managed and therefore do not incur management fees payable to third parties.

U.S. Federal Income Taxes

The Company has elected and intends to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity for the years ended December 31, 2007 and December 31, 2006 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
2006 Activity:
Purchases / originations /draws	$191,706,724	$20,870,000	$—	$33,394,995	$245,971,719
Pay-downs / pay-offs / sales	(533,315)	—	—	(72,710)	(606,025)
Net amortized discount	(406,025)	—	—	—	(406,025)
Increase in fair value	—	—	—	4,252,710	4,252,710

Fair Value at December 31, 2006	$190,767,384	$20,870,000	$—	$37,574,995	$249,212,379
2007 Activity:
Purchases / originations /draws	$336,182,774	$14,775,000	$5,043,950	$75,000	$356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net amortized premium	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692

Following completion of our initial public offering, we used approximately $185 million of the net proceeds of that offering to acquire a portfolio of approximately $185 million in aggregate principal amount of senior secured loans that were originated during 2006 through a special purpose vehicle organized by Katonah Debt Advisors. These loans were acquired by us for cash at their fair value. Subsequent to our acquisition of these assets and consistent with our investment strategy, we began to reposition our investment portfolio toward a heavier weighting in second lien senior loans and mezzanine loans.

Prior to our initial public offering, we issued an aggregate of 1,258,000 common shares, having a value of approximately $19 million, to affiliates of Kohlberg & Co. to acquire certain subordinated securities and preferred stock securities issued by CLO Funds (Katonah III, Ltd., Katonah IV, Ltd., Katonah V, Ltd., Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd.) managed by Katonah Debt Advisors and two other asset managers. Subsequent to our initial public offering, we purchased approximately $13 million of CLO Fund securities issued by other CLOs managed by Katonah Debt Advisors and approximately $4 million of CLO Fund securities managed by a third party asset manager. Our total investment in CLO Fund securities at fair value is approximately $31 million as of December 31, 2007. In connection with the closing of Katonah Debt Advisor’s most recent CLO Fund on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of the CLO Fund.

Prior to our initial public offering, we issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company that manages CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management. Katonah Debt Advisors had after-tax net income of approximately $3 million for the year ended December 31, 2007 and a dividend to us of $500,000.

In December 2007, we committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz and named Panagos and Katz Situational Investing (“PKSI”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. We expect that funds managed by PKSI will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. We also expect that PKSI may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. We committed to invest up to $2.5 million directly in PKSI through an investment in Class A shares. We have a 35% economic interest in PKSI through our investment in Class B shares on which we will receive our pro rata share of its operating income and may make an investment of up to $25 million in funds managed by PKSI on which we will receive investment income. PKSI may also source distressed debt opportunities in which we may make direct investments. As of December 31, 2007, we funded approximately $72,000 of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

Both Katonah Debt Advisors and PKSI are considered affiliate investments. As of December 31, 2007, our affiliate asset manager investments at fair value are approximately $59 million.

The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on the number and size of investments that we invest in or divest of, and many other factors, including the amount and competition for the debt and equity securities available to middle market companies, the level of merger and acquisition activity for such companies and the general economic environment.

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

Set forth below is a discussion of our results of operations for the year ended December 31, 2007. Prior to the completion of our initial public offering on December 11, 2006, we had no material operations. Therefore, there are no comparable prior periods presented.

Investment Income

Investment income for the year ended December 31, 2007 was approximately $38 million. Of this amount, approximately $28 million was attributable to interest income on our loan and bond investments. For the year ended December 31, 2007 approximately $2 million of investment income was attributable to interest on assets accumulated for future CLO issuances on which we entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. Approximately $7 million of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of December 31, 2007, our investment in Katonah Debt Advisors was approximately $59 million. For the year ended December 31, 2007, Katonah Debt Advisors had GAAP net income of approximately $3 million. Katonah Debt Advisors distributed $500,000 of its approximately $3 million of net income during 2007. Distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. The Company intends to distribute the accumulated net income of Katonah Debt Advisors in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by us prior to our initial public offering. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

Expenses

Total expenses for the year ended December 31, 2007 were approximately $16 million. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $7 million on average debt outstanding of $106 million. Approximately $4 million of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the period. Other expenses included approximately $3 million in professional fees primarily attributable to legal costs related to the initiation of public filings (first year proxy, Form 10-K, etc.), legal costs attributable to the initiation of other certain regulatory and compliance matters, first year Sarbanes-Oxley Act compliance preparation, testing and reporting and recruiting fees. Administrative and other costs totaled approximately $2 million and include occupancy expense, insurance, technology and other office expenses.

Interest and compensation expense are generally expected to be our largest expenses each period. Interest expense is dependent on the average outstanding principal balance on our revolving credit facility and the base index rate for the period. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and bonus expenses are estimated and accrued since bonuses are paid annually.

Net Unrealized Appreciation on Investments

During the year ended December 31, 2007, our investments had an increase in net unrealized appreciation of approximately $3 million. Katonah Debt Advisors had unrealized appreciation of approximately $21 million offset by unrealized losses of approximately $18 million on debt securities, equity securities and CLO Fund securities in our investment portfolio.

The increase in the unrealized value of Katonah Debt Advisors is primarily as a result of an increase in Katonah Debt Advisors’ assets under management from $1.2 billion prior to our initial public offering to $2.1 billion as of December 31, 2007. During the year ended December 31, 2007, Katonah Debt Advisors increased its assets under management through the completion of the formation of Katonah X CLO Ltd., which included approximately $486 million in assets. In addition, as of December 31, 2007, Katonah Debt Advisors had aggregated assets of approximately $481 million for new funds it expects to complete during 2008. Of this amount, approximately $212 million of assets were closed into a new $315 million CLO Fund, Katonah 2007-I CLO, Ltd., in January 2008.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2007 was approximately $26 million, or $1.45 per outstanding share.

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

As of December 31, 2007 and December 31, 2006 the fair value of investments and cash and cash equivalents were as follows:

	Investments at Fair Value
Security Type	December 31, 2007	December 31, 2006
Cash and cash equivalents	$12,088,529	$32,404,493
Senior Secured Loan	260,138,674	163,313,492
Junior Secured Loan	113,259,293	27,453,892
Mezzanine Investment	33,066,115	—
Senior Subordinated Bond	2,490,000	—
Senior Unsecured Bond	2,000,000	—
CLO Fund Securities	31,020,000	20,870,000
Equity Securities	4,752,250	—
Affiliate Asset Managers	58,585,360	37,574,995

Total	$517,400,221	$281,616,872

On February 14, 2007, we entered into a securitization revolving credit facility (the “Facility”) under which we had a right to obtain up to $200 million in financing loaned by or through BMO Capital Markets Corp. On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. Advances under the Facility are used by us primarily to make additional investments. The Facility is secured by loans acquired by us with the advances under the Facility. We will borrow under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I.

As of December 31, 2007, the outstanding balance on the Facility was $255 million with available additional borrowing capacity of $20 million. As of December 31, 2007, we had restricted cash balances of approximately $7 million which we maintained in accordance with the terms of our Facility. A portion of these funds, approximately $2 million, were released to us in January 2008.

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

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2007 and December 31, 2006, we had committed to make a total of approximately $4 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $866,000 was funded as of December 31, 2007 and no amount was funded as of December 31, 2006. As of December 31, 2007 and December 31, 2006, we had committed to make a total of approximately $8 million and $667,000, respectively, of investments in a delayed draw senior secured loans of which approximately $5 million was funded as of December 31, 2007 and no amount was funded as of December 31, 2006.

We and Katonah Debt Advisors have entered into first loss agreements in connection with warehouse credit lines established to fund the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage, and may enter into similar agreements in the future. Such first loss agreements relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or sold prior to completion of such fund, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for our first loss commitment, we receive net interest income from the underlying assets in the loan warehouse.

Katonah Debt Advisors has engaged Bear Stearns to structure and raise three CLO Funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II”), and to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). As part of these engagements, Katonah Debt Advisors entered into warehouse credit lines with Bear Stearns to fund the initial accumulation of assets for Katonah 2007 and Katonah 2008-I, which provided for a first loss obligation of Katonah Debt Advisors, requiring it to reimburse Bear Stearns for (i) certain losses (if any) incurred on the assets warehoused for Katonah 2007 Katonah 2008-I and Katonah 2008-II prior to their completion, or (ii) if one or all of these CLO Funds failed to close at the expiration of the engagement (i.e. December 31, 2008), a portion of the losses (if any) on the resale of the warehoused assets. As of December 31, 2007, Katonah 2007 and Katonah 2008-I had acquired an aggregate of approximately $481 million determined on the basis of the par value of such assets.

On January 23, 2008, Katonah Debt Advisors closed Katonah 2007 in accordance with the terms of the Bear Stearns engagement. Katonah Debt Advisors received a structuring fee upon closing and expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007 and are no longer subject to a first loss guarantee. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007.

On March 12, 2007, Kohlberg Capital and Katonah Debt Advisors engaged Lehman Commercial Paper Inc. (“Lehman”) to structure and raise a CLO Fund to invest in senior secured middle market corporate loans, to be named Ardsley CLO 2007-1 Ltd. (“Ardsley”) and to be managed by Katonah Debt Advisors, and entered into a warehouse credit agreement and ancillary agreements with Lehman to fund the initial accumulation of assets for Ardsley. Under the warehouse credit agreement, Kohlberg Capital, as the first loss provider, was obligated to reimburse Lehman for (i) certain losses (if any) incurred on loans acquired for Ardsley with advances under the warehouse credit facility prior to the completion of the CLO Fund, or (ii) if the CLO Fund failed to close at the expiration of the engagement on December 19, 2007, a portion of the losses (if any) on the resale of the warehoused assets. On October 3, 2007, Kohlberg Capital, Katonah Debt Advisors and Ardsley agreed with Lehman to terminate the engagement, the warehouse credit facility and Kohlberg Capital’s first loss obligation upon payment to Lehman of a payoff amount equal to the amount owed under the warehouse credit facility as of the payoff date minus $1 million, to reflect the estimated current value of the warehoused loans. As part of the termination, Kohlberg Capital purchased all of Ardsley’s assets for an aggregate purchase price of approximately $72 million. Approximately $14 million in aggregate principal amount of such assets were purchased and subsequently sold in market transactions with third parties, and the remaining approximately $58 million of debt securities from Ardsley were retained in our investment portfolio. Ardsley used the proceeds from its sale of these loans to us to repay the outstanding obligations under the warehouse credit facility. All outstanding amounts under the warehouse credit facility have been paid off in full, as a result of which the warehouse credit facility and Kohlberg Capital’s first loss obligations thereunder have terminated. No losses were incurred by Kohlberg Capital upon the termination of Ardsley.

As a result of the termination of the Ardsley warehouse credit facility, the warehouse credit line with Bear Stearns pursuant to the engagement letter dated October 12, 2007 is the only guarantee arrangement to which the Company is a party with respect to the business of Katonah Debt Advisors.

At December 31, 2006 there were no such first loss commitments or guarantees.

As of December 31, 2007, we funded approximately $72,000 of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	More than 5 Years
Operating lease obligations	$1,999,435	$422,274	$316,816	$304,649	$311,504	$318,513	$325,679
Long-term debt obligations	255,000,000	—	—	—	—	255,000,000	—
Unused lending commitments[1]	6,210,232	6,210,232	—	—	—	—	—

Total	$263,209,667	$6,632,506	$316,816	$304,649	$255,311,504	$318,513	$325,679

[1]	Represents the unfunded lending commitment in connection with revolving lines of credit or delayed funding draws on loans made to portfolio companies.

RECENT DEVELOPMENTS

Recent Market Developments. Recent events in the subprime mortgage sector have impacted the broader financial and credit markets and have reduced the availability of capital for both broadly syndicated loans (including capital available to invest through CLO Funds) and middle market loans. Even though we have no direct exposure to commercial or residential mortgage debt (subprime or otherwise) or other consumer borrowings, we believe that the recent reduction in liquidity may affect both our middle market investment business and the asset management business of Katonah Debt Advisors in several ways:

•

We believe that the decrease in debt capital available to both corporate borrowers and private equity firms may increase our future interest income available for distributions to our stockholders and to investors in CLO Funds because of higher interest spreads on loans.

•

We expect that greater structural protection that lenders require for new loans, such as lower overall financial leverage and maintenance financial covenants, will increase the opportunities for us to invest, since we have generally decided not to invest in highly leveraged or “covenant light” credit facilities.

•

We expect that the interest spread on debt issued by future CLO Funds managed by Katonah Debt Advisors will need to be higher than that on debt of its existing CLO Funds, and that Katonah Debt Advisors may need to evaluate other fund structures to continue the growth in its assets under management and fee income. Current CLO market conditions delayed the completion of several CLO Funds which Katonah Debt Advisors had expected to complete during 2007 and may delay the completion of the remaining two CLO Funds scheduled to be completed during the remainder of 2008.

Recent Company Developments. On January 2, 2008, we acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, we acquired approximately $60 million of fee paying assets under management. We plan to integrate the Scott’s Cove business within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and we expect these individuals will assist us in structuring, raising and investing new funds to be managed by Katonah Debt Advisors.

On January 23, 2008, our wholly-owned asset management company, Katonah Debt Advisors, closed a new $315 million CLO Fund. The Company received a structuring fee upon closing and Katonah Debt Advisors expects to earn an ongoing asset management fee based on the par amount of the underlying investments in the CLO Fund. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of this latest CLO Fund.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2007, approximately 93% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2007, we had $255 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by floating rate assets in our investment portfolio.

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2007 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately 1% over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately 1% over a one-year period. Because most of our investments at December 31, 2007 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2007. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. The Board of Directors has retained an independent valuation firm to provide third-party valuation consulting services, which consist of certain limited procedures that we identify and request the independent valuation firm to perform. As of December 31, 2007, approximately 63% of our investments were investments that were marked to market or for which we utilized the valuation services provided by the independent valuation firm in connection with the determination of fair value by our Board of Directors. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments or from the values that would have been placed on our assets by other market participants, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Our Board of Directors is ultimately and solely responsible for determining the fair value of portfolio investments on a quarterly basis in good faith. Duff & Phelps, LLC, an independent valuation firm, provided, third party valuation consulting services to our Board of Directors, which consisted of certain limited procedures that our Board of Directors identified and requested them to perform. For the year ended December 31, 2007, our Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on 21 investments comprising approximately 44% of the total investments at fair value for which market quotations are not readily available as of December 31, 2007. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. In the future, our Board of Directors may continue to utilize the services of Duff & Phelps, LLC or may use another third party valuation provider.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Rules 13a-15(f). Kohlberg Capital Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Kohlberg Capital Corporation;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Kohlberg Capital Corporation’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Kohlberg Capital Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Kohlberg Capital Corporation maintained effective internal control over financial reporting as of December 31, 2007.

Kohlberg Capital Corporation’s independent registered public accounting firm has audited and issued a report on Kohlberg Capital Corporation’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting. The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.

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

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 29, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of Kohlberg Capital Corporation (the “Company” or the “Registrant”) are filed herewith:

Balance Sheets as of December 31, 2007 and December 31, 2006	F-4
Statement of Operations for the year ended December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-5
Statement of Changes in Net Assets for the year ended December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-6
Statement of Cash Flows for the year ended December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-7
Schedule of Investments as of December 31, 2007 and December 31, 2006	F-8
Financial Highlights for the year ended December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-24
Notes to Financial Statements	F-25

2. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”).(1)

3.2	Form of Bylaws of the Company.(2)

4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(1)

4.2	Form of Registration Rights Agreement.(3)

4.3	Form of Dividend Reinvestment Plan.(3)

10.1	Form of the 2006 Equity Incentive Plan.(3)

10.2	Form of Company Non-Qualified Stock Option Certificate.(3)

10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.(3)

10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, LLC.(1)

10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, LLC.(3)

10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(3)

10.7	Form of Employment Agreement between the Company and Michael I. Wirth.(3)

10.8	Form of Employment Agreement between the Company and R. Jon Corless.(3)

10.9	Form of Employment Agreement between the Company and E.A. Kratzman.

10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.

10.11	Form of Indemnification Agreement for Officers and Directors of the Company.(4)

Exhibit Number	Description
10.12	Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee.(5)

10.13	Execution Copy of First Amendment to Loan Funding and Servicing Agreement, dated as of May 30, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(6)

10.14	Execution Copy of Second Amendment to Loan Funding and Servicing Agreement, dated as of October 1, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(6)

10.15	Execution Copy of Third Amendment to Loan Funding and Servicing Agreement, dated as of November 21, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.

10.16	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company.(7)

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the similarly lettered exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(2)	Incorporated by reference to the similarly lettered exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).
(3)	Incorporated by reference to the similarly lettered exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(4)	Incorporated by reference to the similarly lettered exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(5)	Incorporated by reference to the exhibit included in the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).
(6)	Incorporated by reference to the similarly lettered exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOHLBERG CAPITAL CORPORATION

Date: March 14, 2008	By	/s/ DAYL W. PEARSON
Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAYL W. PEARSON DAYL W. PEARSON	President and Chief Executive Officer (principal executive officer)	March 14, 2008

/S/ MICHAEL I. WIRTH MICHAEL I. WIRTH	Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer (principal financial and accounting officer)	March 14, 2008

/S/ CHRISTOPHER LACOVARA CHRISTOPHER LACOVARA	Member of the Board of Directors	March 14, 2008

/S/ JAMES A. KOHLBERG JAMES A. KOHLBERG	Member of the Board of Directors	March 14, 2008

/S/ SAMUEL P. FRIEDER SAMUEL P. FRIEDER	Member of the Board of Directors	March 14, 2008

/S/ GARY CADEMARTORI GARY CADEMARTORI	Member of the Board of Directors	March 14, 2008

/S/ C. MICHAEL JACOBI C. MICHAEL JACOBI	Member of the Board of Directors	March 14, 2008

/S/ ALBERT G. PASTINO ALBERT G. PASTINO	Member of the Board of Directors	March 14, 2008

/S/ C. TURNEY STEVENS, JR. C. TURNEY STEVENS, JR.	Member of the Board of Directors	March 14, 2008

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2007 and December 31, 2006	F-4
Statements of Operations for the year ended December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-5
Statements of Changes in Net Assets for the year ended December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-6
Statements of Cash Flows for the year ended December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-7
Schedules of Investments as of December 31, 2007 and December 31, 2006	F-8
Financial Highlights for the year ended December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-24
Notes to Financial Statements	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kohlberg Capital Corporation

We have audited the accompanying balance sheets of Kohlberg Capital Corporation (the “Company”), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the year ended December 31, 2007 and for the period December 11, 2006 (inception) through December 31, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2007, by correspondence with the custodian and selling or agent banks; where replies were not received from selling or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kohlberg Capital Corporation at December 31, 2007 and 2006, and the results of its operations, its changes in net assets, its cash flows and the financial highlights for the year ended December 31, 2007 and for the period December 11, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the financial statements include investments valued at $505,311,692 (approximately 95% of total assets) and $249,212,379 (approximately 88% of total assets) as of December 31, 2007 and 2006, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Management estimates of fair value are based on a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, private and public comparables used to determine enterprise value, overall financial condition, current and projected operating performance and discounted cash flow models.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, NY

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kohlberg Capital Corporation:

We have audited the internal control over financial reporting of Kohlberg Capital Corporation (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company, including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the year ended December 31, 2007 and for the period December 11, 2006 (inception) through December 31, 2006 and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial highlights and included an explanatory paragraph regarding investments whose fair values have been estimated by management in the absence of readily determinable fair values.

DELOITTE & TOUCHE LLP

New York, NY

March 14, 2008

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Investments at fair value:
Investments in debt securities (cost: 2007—$423,439,764; 2006—$190,767,384)	$410,954,082	$190,767,384
Investments in CLO fund securities managed by non-affiliates (cost: 2007—$15,385,580; 2006— $10,970,000)	9,900,000	10,970,000
Investments in CLO fund securities managed by affiliate (cost: 2007—$20,675,684; 2006—$9,900,000)	21,120,000	9,900,000
Investments in equity securities (cost: 2007—$5,043,950; 2006—$0)	4,752,250	—
Investments in asset manager affiliates (cost: 2007—$33,469,995; 2006—$33,394,995)	58,585,360	37,574,995

Total investments at fair value	505,311,692	249,212,379
Cash and cash equivalents	12,088,529	32,404,493
Restricted cash	7,114,364	—
Interest and dividends receivable	5,592,637	602,085
Due from affiliates	540,773	—
Other assets	2,493,964	156,890

Total assets	$533,141,959	$282,375,847

LIABILITIES
Borrowings (none maturing within one year)	255,000,000	—
Payable for open trades	5,905,000	24,183,044
Accounts payable and accrued expenses	6,141,892	1,704,548
Due to affiliates	—	87,832
Dividend payable	7,026,903	—

Total liabilities	$274,073,795	$25,975,424

Commitments and contingencies (note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000,000 common shares authorized; 18,017,699 and 17,946,333 common shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	180,177	179,463
Capital in excess of par value	253,253,152	251,550,420
Undistributed (distribution in excess of) net investment income	(1,661,884)	489,463
Undistributed net realized gains	—	1,077
Net unrealized appreciation on investments	7,296,719	4,180,000

Total stockholders’ equity	259,068,164	256,400,423

Total liabilities and stockholders’ equity	$533,141,959	$282,375,847

NET ASSET VALUE PER SHARE	$14.38	$14.29

The accompanying notes are an integral part of these financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006
Investment Income:
Interest from investments in debt securities	$29,606,231	$572,065
Interest from cash and cash equivalents	552,509	132,841
Dividends from investments in CLO fund securities managed by non-affiliates	4,528,021	377,503
Dividends from investments in CLO fund securities managed by affiliate	2,532,952	27,700
Dividends from affiliate asset manager	500,000	—
Capital structuring service fees	759,301	41,794

Total investment income	38,479,014	1,151,903

Expenses:
Interest and amortization of debt issuance costs	7,229,597	—
Compensation	4,104,761	175,186
Professional fees	2,887,515	371,624
Insurance	174,647	12,821
Organizational expenses	—	40,000
Administrative and other	1,323,545	41,647

Total expenses	15,720,065	641,278

Net Investment Income before Income Tax Expense	22,758,949	510,625
Excise taxes	—	(21,162)

Net Investment Income	22,758,949	489,463
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains from investment transactions	266,317	1,077
Net change in unrealized losses on debt securities	(12,485,682)	—
Net change in unrealized loss on equity securities	(291,700)	—
Net change in unrealized gains on affiliate asset manager investments	20,935,365	4,180,000
Net change in unrealized losses on CLO fund securities managed by non-affiliates	(5,485,580)	—
Net change in unrealized gains on CLO fund securities managed by affiliate	444,316	—

Net realized and unrealized gain on investments	3,383,036	4,181,077

Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$26,141,985	$4,670,540

Earnings Per Common Share—Basic and Diluted	$1.45	$0.26
Net Investment Income Per Common Share—Basic and Diluted	$1.27	$0.03
Net Investment Income and Net Realized Gains Per Common Share—Basic and Diluted	$1.28	$0.03
Weighted Average Shares Of Common Stock Outstanding—Basic and Diluted	17,977,348	17,946,333

The accompanying notes are an integral part of these financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006
Operations:
Net investment income	$22,758,949	$489,463
Net realized gains from investment transactions	266,317	1,077
Net change in unrealized gains on investments	3,116,719	4,180,000

Net increase in net assets resulting from operations	26,141,985	4,670,540

Shareholder distributions:
Dividends from net investment income	(22,758,949)	—
Distributions in excess of net investment income	(2,151,346)	—
Distributions from realized gains	(267,394)	—

Net decrease in net assets resulting from shareholder distributions	(25,177,689)	—

Capital share transactions:
Issuance of common stock—initial public offering	—	199,451,388
Issuance of common stock—for interest in affiliate company	—	33,394,995
Issuance of common stock—for interest in CLO securities managed by affiliate	—	18,870,000
Issuance of common stock under dividend reinvestment plan	1,103,245	—
Stock based compensation	600,200	13,500

Net increase in net assets resulting from capital share transactions	1,703,445	251,729,883

Net assets at beginning of period	256,400,423	—

Net assets at end of period (including distributions in excess of net investment income of $1,661,884 in 2007 and accumulated undistributed net investment income of $489,463 in 2006	$259,068,164	$256,400,423

Net asset value per common share	$14.38	$14.29
Common shares outstanding at end of period	18,017,699	17,946,333

The accompanying notes are an integral part of these financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006
Cash flows from operating activities:
Net increase in stockholders’ equity resulting from operations	$26,141,985	$4,670,540
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash used in operating activities:
Net realized gain on investment transactions	(266,317)	(1,077)
Net unrealized gain on investments	(3,116,719)	(4,180,000)
Net accretion of discount on securities	(677,112)	(3,819)
Purchases of investments	(360,558,612)	(169,112,759)
Payment-in-kind interest	(502,482)	—
Proceeds from sale and redemption of investments	90,743,885	533,315
Stock based compensation expense	600,200	13,500
Changes in operating assets and liabilities:
Increase in interest and dividends receivable	(4,990,552)	(602,085)
Increase in other assets	(2,337,074)	(156,890)
Increase in due from affiliate	(540,773)	—
Increase in accounts payable and accrued expenses	4,437,344	1,704,548
Increase (decrease) in due to affiliate	(87,832)	87,832

Net cash used in operating activities	(251,154,059)	(167,046,895)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	199,451,388
Dividends and distributions paid in cash	(17,047,541)	—
Borrowings	255,000,000	—
Increase in restricted cash	(7,114,364)	—

Net cash provided by financing activities	230,838,095	199,451,388

Change in cash and cash equivalents	(20,315,964)	32,404,493
Cash and cash equivalents, beginning of period	32,404,493	—

Cash and cash equivalents, end of period	$12,088,529	$32,404,493

Supplemental Information:
Interest paid during the period	$5,474,198	$—
Non-cash dividends paid during the period under dividend reinvestment plan	$1,103,245	$—
Cash restricted during the period under terms of secured revolving credit facility	$7,093,598	$—
Issuance of common stock for affiliate investment	$—	$33,394,995
Issuance of common stock for CLO equity investments managed by affiliate	$—	$18,870,000
Non-cash settlement of warehoused loans	$13,293,674	$—

The accompanying notes are an integral part of these financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of December 31, 2007

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Revolving Loan 7.5%, Due 6/13	$—	$—	$—

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan—Second Lien Term Loan Note 11.1%, Due 6/14	5,000,000	4,990,905	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan (First Lien) 7.9%, Due 6/13	3,573,000	3,573,000	3,573,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Deferred Draw Term Loan (First Lien) 7.5%, Due 6/13	650,268	650,268	650,268

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 8.8%, Due 4/12	3,700,000	3,700,000	3,681,500

Aerostructures Acquisition LLC [6] Aerospace and Defense	Senior Secured Loan—Delayed Draw Term Loan 7.9%, Due 3/13	500,000	500,000	497,500

Aerostructures Acquisition LLC [6] Aerospace and Defense	Senior Secured Loan—Term Loan 7.8%, Due 3/13	6,378,125	6,378,125	6,378,125

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan—Tranche B Term Loan 7.2%, Due 4/13	3,832,209	3,829,343	3,654,970

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Delayed Draw Term Loan 7.7%, Due 5/13	579,194	562,331	550,234

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Initial Term Loan 7.9%, Due 5/13	4,802,419	4,732,592	4,562,298

Allen-Vanguard Corporation[3] Aerospace and Defense	Senior Secured Loan—US Term Loan 12.0%, Due 9/12	2,309,736	2,277,028	2,277,028

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Initial Term Loan 8.4%, Due 6/14	6,965,000	6,965,000	6,965,000

Astoria Generating Company Acquisitions, LLC[6] Utilities	Junior Secured Loan—Second Lien Term Loan C 8.7%, Due 8/13	4,000,000	4,049,430	3,900,000

Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan—Term Loan 7.1%, Due 3/14	1,739,465	1,750,599	1,730,768

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Tranche A Term Loan (First Lien) 9.0%, Due 12/12	$4,060,000	$4,010,521	$4,019,823

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan—Term Loan (Second Lien) 9.8%, Due 6/14	4,000,000	3,973,451	3,820,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan—Second Lien Term Loan 10.6%, Due 2/14	4,000,000	3,956,582	3,220,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan—First Lien Term Loan 7.6%, Due 7/12	1,975,000	1,987,070	1,846,625

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 11.1%, Due 7/13	2,468,750	2,505,651	1,987,344

Bay Point Re Limited3 6 Insurance	Senior Secured Loan—Loan 9.6%, Due 12/10	3,000,000	3,019,487	3,019,487

Bicent Power LLC[6] Utilities	Junior Secured Loan—Advance (Second Lien) 8.8%, Due 12/14	4,000,000	4,000,000	3,730,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Term Loan A 10.1%, Due 11/11	3,733,691	3,733,691	3,733,691

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Revolving Loan 9.7%, Due 11/10	375,000	375,000	375,000

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan—Term Loan 7.3%, Due 3/13	2,815,534	2,803,185	2,709,951

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Initial Term Loan 7.8%, Due 9/12	10,608,400	10,647,600	10,647,600

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 7.5%, Due 3/14	1,850,051	1,751,546	1,665,046

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Term Loan (First Lien) 8.8%, Due 10/12	4,122,807	4,069,243	3,978,509

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Delayed Draw Term Loan 8.7%, Due 10/12	—	—	—

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment - Senior Subordinated Notes 15.5%, Due 6/13	$10,127,500	$9,945,201	$9,945,201

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan—Tranche B Term Loan 7.3%, Due 6/14	2,985,000	2,985,000	2,693,963

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Clayton Holdings, Inc [6] Finance	Senior Secured Loan—Term Loan 7.0%, Due 12/11	614,320	616,752	552,888

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment—Mezzanine Term Loan 15.0%, Due 3/13	8,120,914	7,711,760	8,120,914

Concord Re Limited[3] Insurance	Senior Secured Loan—Term Loan 9.2%, Due 2/12	3,000,000	3,024,013	3,000,000

CST Industries, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 7.9%, Due 8/13	987,500	990,623	990,623

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan—Term Loan (First Lien) 9.0%, Due 8/12	1,995,000	1,903,193	1,923,519

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan—Term Loan (Third Lien) 12.3%, Due 4/14	3,500,000	3,537,846	3,491,250

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan—Term Loan (Second Lien) 10.3%, Due 10/13	1,000,000	1,009,544	990,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 8.3%, Due 6/12	2,876,053	2,876,053	2,876,053

DeltaTech Controls, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Term Loan (First Lien) 8.0%, Due 7/14	4,000,000	3,980,991	3,980,991

DeltaTech Controls, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 11.7%, Due 1/15	2,000,000	1,961,246	1,961,246

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 11.1%, Due 5/15	3,000,000	2,959,031	2,861,250

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan—Loan (Second Lien) 10.8%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan—Term Loan (First Lien) 7.6%, Due 12/13	$4,975,000	$4,980,828	$4,980,828

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan—Second Lien Term Loan (Dec. 2007) 12.5%, Due 7/14	10,000,000	10,000,000	10,000,000

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan—Initial Term Loan (Dec. 2007) 9.0%, Due 7/13	4,970,013	4,970,013	4,970,013

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan—Series C Loan 10.2%, Due 12/11	3,000,000	3,000,000	2,985,000

Endeavor Energy Resources, L.P. Oil and Gas	Junior Secured Loan—Second Lien Term Loan 9.6%, Due 3/12	4,000,000	4,000,000	4,000,000

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 7.9%, Due 12/12	7,926,391	7,940,720	7,728,231

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan—US Term Loan 8.3%, Due 11/12	915,400	915,400	901,669

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan—Term Loan 8.2%, Due 10/13	3,694,000	3,694,000	3,601,650

Flatiron Re Ltd.[3] Insurance	Senior Secured Loan—Closing Date Term Loan 9.1%, Due 12/10	3,664,488	3,691,697	3,646,165

Flatiron Re Ltd.[3] Insurance	Senior Secured Loan—Delayed Draw Term Loan 9.1%, Due 12/10	1,774,986	1,788,166	1,766,111

Ford Motor Company[6] Automobile	Senior Secured Loan—Term Loan 8.0%, Due 12/13	1,989,950	1,987,554	1,845,678

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond—10.125% - 12/2016 - 35687MAP2 10.1%, Due 12/16	3,000,000	3,009,230	2,490,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan—Term B Advance 8.7%, Due 6/13	2,000,000	1,997,874	1,960,000

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Senior Secured Loan—First Lien Tranche A Credit-Linked Deposit 8.2%, Due 6/11	1,257,143	1,218,578	1,026,143

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Senior Secured Loan—First Lien Tranche B Term Loan 8.3%, Due 6/11	$2,701,714	$2,618,835	$2,205,274

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Junior Secured Loan—Second Lien Term Loan 12.3%, Due 6/12	3,000,000	2,680,274	1,925,010

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—New US Term Loan 6.8%, Due 6/13	2,437,280	2,444,818	2,324,556

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan—Term Loan (First Lien) 9.0%, Due 6/12	2,962,406	2,894,213	2,346,640

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 7.7%, Due 3/13	1,262,594	1,266,540	1,208,403

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan—Loan (Second Lien) 10.7%, Due 10/14	5,000,000	4,803,383	4,550,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 9.1%, Due 10/14	1,000,000	1,000,000	811,660

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Initial Term Loan (First Lien) 7.4%, Due 4/14	4,161,071	3,947,013	3,682,548

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan—Loan (Second Lien) 11.6%, Due 10/14	3,000,000	3,000,000	2,430,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Delayed Draw Term Loan 7.2%, Due 4/14	—	—	—

IAL Acquisition Co. (International Aluminum Corporation)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Term Loan 7.6%, Due 3/13	4,039,700	4,039,700	4,039,700

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan—Term Loan 8.4%, Due 9/12	3,950,000	3,937,850	3,937,850

Inmar, Inc.[6] Retail Stores	Senior Secured Loan—Term Loan 7.3%, Due 4/13	4,962,500	4,962,500	4,813,625

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan—1st Lien Term Loan 8.5%, Due 5/12	5,850,000	5,873,152	5,873,152

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan—Term Loans (Second Lien) 12.5%, Due 5/13	$3,000,000	$3,021,907	$3,021,907

Jones Stephens Corp.[6] Buildings and Real Estate [4]	Senior Secured Loan—Term Loan 8.8%, Due 9/12	10,245,530	10,217,367	10,217,367

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—Term Loan (2nd Lien) 11.1%, Due 12/13	5,371,429	5,390,350	5,210,286

Kepler Holdings Limited[3] Insurance	Senior Secured Loan—Loan 10.3%, Due 6/09	3,000,000	3,000,000	2,985,000

Kepler Holdings Limited3 6 Insurance	Senior Secured Loan—Loan 10.3%, Due 6/09	2,000,000	2,020,139	1,990,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 9.8%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan—Loan (Second Lien) 8.3%, Due 8/13	2,000,000	2,017,210	1,890,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate[4]	Junior Secured Loan—Term Loan (Third Lien) 13.8%, Due 2/12	2,254,068	2,254,068	2,006,120

LBREP/L-Suncal Master I LLC[6] Buildings and Real Estate[4]	Senior Secured Loan—Term Loan (First Lien) 8.2%, Due 1/10	3,920,000	3,842,022	3,567,200

LBREP/L-Suncal Master I LLC[6] Buildings and Real Estate[4]	Junior Secured Loan—Term Loan (Second Lien) 12.2%, Due 1/11	2,000,000	1,918,000	1,780,000

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—First Lien Term Loan 8.6%, Due 8/12	2,955,000	2,955,000	2,955,000

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 7.2%, Due 3/14	2,898,451	2,898,451	2,266,589

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Initial Term Loan (Second Lien) 10.9%, Due 1/15	2,000,000	2,000,000	1,970,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan—Tranche D Term Loan 6.8%, Due 6/13	5,338,639	5,376,752	5,131,767

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan—Term Loan (Second Lien) 12.7%, Due 6/13	$1,000,000	$1,000,000	$1,000,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 9.4%, Due 12/12	5,960,018	5,940,018	5,960,018

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Tranche B Term Loan (First Lien) 7.9%, Due 1/10	1,969,620	1,979,459	1,890,835

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan—Term Loan 9.7%, Due 12/12	5,000,000	5,000,000	5,000,000

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan—Construction Term Loan 8.5%, Due 6/13	1,365,854	1,368,725	1,229,268

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan—Synthetic LC Term Loan 8.1%, Due 6/13	536,585	537,713	482,927

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan—Incremental Term Loan Add On 8.5%, Due 6/11	856,741	856,741	856,741

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan—Term Loan 8.4%, Due 6/11	4,236,111	4,211,616	4,211,616

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond—10.500% - 04/2015 - 705908AA9 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Term Loan 8.1%, Due 4/13	5,755,000	5,755,000	5,755,000

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan—Term Loan 7.7%, Due 6/12	3,259,279	3,265,878	3,177,797

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan—Term Loan 9.6%, Due 8/14	4,987,469	4,938,587	4,950,063

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—2nd Lien Term Loan 13.1%, Due 6/14	5,000,000	4,928,938	4,928,938

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan—First Lien Term Loan 8.3%, Due 11/10	1,878,788	1,780,166	1,647,077

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan—Second Lien Term Loan 12.6%, Due 11/11	$2,000,000	$2,011,185	$1,266,680

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan—Second Lien Term Loan 10.7%, Due 10/13	3,000,000	2,978,999	2,782,500

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan—First Lien Term Loan 8.7%, Due 6/13	4,975,000	4,927,882	4,950,125

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan—Term Loan 7.6%, Due 6/12	995,000	992,532	992,532

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan—Term Loan 7.6%, Due 6/12	1,492,500	1,488,798	1,488,798

Sorenson Communications, Inc.[6] Electronics	Senior Secured Loan—Tranche C Term Loan 7.4%, Due 8/13	2,791,551	2,807,105	2,720,897

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan—Term Loan (First Lien) 7.3%, Due 6/14	5,970,000	5,970,000	5,970,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 11.8%, Due 12/14	7,500,000	7,500,000	7,500,000

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan—Delayed Draw Term Loan 7.4%, Due 7/12	825,699	831,324	831,324

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan—Initial Term Loan 7.3%, Due 7/12	4,097,298	4,125,208	4,125,208

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan—Loan (Second Lien) 10.8%, Due 7/13	1,750,000	1,760,240	1,760,240

Stolle Machinery Company[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Loan (Second Lien) 11.4%, Due 9/13	1,000,000	1,015,115	975,000

Stolle Machinery Company[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—First Lien Term Loan 7.9%, Due 9/12	1,975,000	1,985,124	1,945,375

TLC Funding Corp.[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 9.9%, Due 5/12	3,930,000	3,850,590	3,959,475

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan - Second Lien Term Loan 9.1%, Due 12/14	$2,000,000	$2,033,096	$1,890,000

TransAxle LLC Automobile	Senior Secured Loan—Revolver 8.2%, Due 8/11	490,909	486,678	488,832

TransAxle LLC[6] Automobile	Senior Secured Loan—Term Loan 9.2%, Due 9/12	2,812,500	2,812,500	2,812,500

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 8.1%, Due 10/14	3,990,000	3,794,292	3,810,450

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan 7.8%, Due 4/13	4,975,000	4,975,000	4,975,000

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan—Term Loan (Second Lien) 12.8%, Due 12/13	4,500,000	4,500,000	4,511,250

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Senior Secured Loan—1st Lien Term Loan 9.0%, Due 12/12	2,000,000	2,000,000	2,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Loan (First Lien) 8.2%, Due 6/13	2,985,000	2,965,778	2,925,300

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan—Second Lien Term Loan 10.6%, Due 3/14	4,132,887	4,166,447	4,132,887

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment—11.000%—02/2015—97654JAB9 11.0%, Due 2/15	5,000,000	4,762,014	5,000,000

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment—11.000%—02/2015—97654JAA1 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

Wolf Hollow I, LP6 Utilities	Junior Secured Loan—Term Loan (Second Lien) 9.3%, Due 12/12	2,683,177	2,688,724	2,555,726

Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Acquisition Term Loan 7.1%, Due 6/12	783,980	772,832	733,021

Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Synthetic Letter of Credit 7.1%, Due 6/12	668,412	658,900	618,280

Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Synthetic Revolver Deposits 7.1%, Due 6/12	$167,103	$164,727	$154,570

X-Rite, Incorporated[6] Electronics	Senior Secured Loan—Term Loan (First Lien) 8.5%, Due 10/12	1,995,000	1,985,328	1,985,025

X-Rite, Incorporated[6] Electronics	Junior Secured Loan—Loan (Second Lien) 12.4%, Due 10/13	1,000,000	1,000,000	1,000,000

Total Investment in Debt Securities and Bonds (158% of net asset value at fair value)		$426,014,170	$423,439,764	$410,954,082

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Aerostructures Holdings L.P. Aerospace and Defense	Partnership Interest	1.2%	$1,000,000	$1,000,000

eInstruction Acquisition, LLC Healthcare, Education and Childcare	Membership Units	1.1%	1,069,810	1,069,810

FP WRCA Coinvestment Fund VII, Ltd.[3] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	1,500,000	1,500,000

Park Avenue Coastal Holding, LLC Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	803,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4,7]	Warrants[8]	0.9%	474,140	379,440

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,043,950	$4,752,250

CLO Fund Securities
Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,415,580	$4,250,000
Katonah III, Ltd.[3]	Preferred Shares	23.1%	4,500,000	2,810,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1%	3,150,000	2,420,000
Katonah V, Ltd.[3]	Preferred Shares	26.7%	3,320,000	420,000
Katonah VII CLO Ltd.[3,9]	Subordinated Securities	16.4%	4,500,000	3,950,000
Katonah VIII CLO Ltd[3,9]	Subordinated Securities	10.3%	3,400,000	3,290,000
Katonah IX CLO Ltd[3,9]	Preferred Shares	6.9%	2,000,000	2,000,000
Katonah X CLO Ltd[3,9]	Subordinated Securities	33.3%	10,775,684	11,880,000

Total Investment in CLO Fund Securities (12% of of net asset value at fair value)			$36,061,264	$31,020,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors Asset Management Company	Membership Interests	100.0%	33,394,995	58,510,360
PKSI Distressed Investments	Class A Shares	100.0%	71,500	71,500
PKSI Distressed Investments	Class B Shares	35.0%	$3,500	$3,500

Total Investment in Portfolio Companies (23% of of net asset value at fair value)			$33,469,995	$58,585,360

Total Investments[5]			$498,014,973	$505,311,692

[1]

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at December 31, 2007.

[2]	Reflects the fair market value of all existing investments as of December 31, 2007, as determined by our Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2007, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CLO funds.

[5]

The aggregate cost of investments for federal income tax purposes is approximately $500 million. The aggregate gross unrealized appreciation is approximately $27 million and the aggregate gross unrealized depreciation is approximately $20 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	Warrants having a strike price of $0.01 and expiration date of March 2017.
[9]	An affiliate CLO Fund managed by Katonah Debt Advisors.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of December 31, 2006

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
AGA Medical Corporation Healthcare, Education and Childcare	Senior Secured Loan—Tranche B Term Loan 7.4%, Due 4/13	$3,826,751	$3,823,346	$3,823,346

Astoria Generating Company Acquisitions, LLC Utilities	Junior Secured Loan—Second Lien Term Loan C 9.1%, Due 8/13	2,000,000	2,000,000	2,000,000

Atlantic Marine Holding Company Cargo Transport	Senior Secured Loan—Term Loan 7.9%, Due 8/13	1,990,000	2,004,839	2,004,839

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan—First Lien Term Loan 8.1%, Due 7/12	1,995,000	2,009,860	2,009,860

Bay Point Re Limited[3] Insurance	Senior Secured Loan—Term Loan 9.9%, Due 12/10	3,000,000	3,026,001	3,026,001

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Revolver 11.4%, Due 11/11	375,000	375,000	375,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Term Loan A 11.4%, Due 11/11	4,000,000	4,000,000	4,000,000

Capital Automotive REIT Automobile	Senior Secured Loan—Term Loan 7.1%, Due 12/10	3,721,052	3,730,265	3,730,265

Caribe Information Investments Incorporated Printing and Publishing	Senior Secured Loan—Term Loan 7.6%, Due 3/13	6,315,895	6,310,527	6,310,527

Cast & Crew Payroll, LLC (Payroll Acquisition) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Initial Term Loan 8.6%, Due 9/12	7,000,000	7,034,764	7,034,764

Clarke American Corp. Printing and Publishing	Senior Secured Loan—Term Loan B 8.6%, Due 12/11	2,478,134	2,508,872	2,508,872

Clayton Holdings, Inc Finance	Senior Secured Loan—Term Loan 8.4%, Due 12/11	811,555	815,586	815,586

Concord Re Limited[3] Insurance	Senior Secured Loan—Term Loan 9.6%, Due 2/12	3,000,000	3,029,779	3,029,779

CST Industries, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 8.5%, Due 8/13	997,500	1,001,219	1,001,219

Dayco Products LLC—(Mark IV Industries, Inc.) Automobile	Junior Secured Loan—Second Lien Term Loan 11.1%, Due 12/11	$500,000	$501,861	$501,861

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan—Second Lien Term Loan 10.9%, Due 10/13	1,000,000	1,011,187	1,011,187

Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Junior Secured Loan—Third Lien Term Loan 12.9%, Due 4/14	1,500,000	1,518,652	1,518,652

Delta Educational Systems, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 8.9%, Due 6/12	2,985,987	2,985,987	2,985,987

Fasteners For Retail, Inc. Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 8.1%, Due 12/12	5,000,000	5,000,000	5,000,000

First American Payment Systems, L.P. Finance	Senior Secured Loan—Term Loan 8.6%, Due 10/13	3,990,000	3,990,000	3,990,000

Flatiron Re Ltd.[2] Insurance	Senior Secured Loan—Closing Date Term Loan 9.6%, Due 12/10	4,042,105	4,082,142	4,082,142

Flatiron Re Ltd.[2] Insurance	Senior Secured Loan—Delayed Draw Term Loan 9.6%, Due 12/10	1,957,895	1,977,287	1,977,287

Gentiva Health Services, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 7.7%, Due 3/13	1,848,649	1,848,649	1,848,649

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Senior Secured Loan—First Lien Tranche A Credit-Linked Deposit 5.3%, Due 6/11	1,257,143	1,207,290	1,207,290

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Senior Secured Loan—First Lien Tranche B Term Loan 8.4%, Due 6/11	2,729,143	2,620,917	2,620,917

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Junior Secured Loan—Second Lien Term Loan 12.4%, Due 6/12	1,000,000	851,051	851,051

Gleason Works Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—First Lien US Term Loan 7.9%, Due 6/13	1,878,788	1,888,127	1,888,127

Hawkeye Renewables, LLC Farming and Agriculture	Senior Secured Loan—First Lien Term Loan 9.4%, Due 6/12	2,992,481	2,908,240	2,908,240

HCA Inc. Healthcare, Education and Childcare	Senior Secured Loan—Tranche B Term Loan 8.1%, Due 11/13	$4,000,000	$4,037,307	$4,037,307

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan—Term Loan B 8.6%, Due 3/13	2,985,000	2,996,125	2,996,125

Infiltrator Systems, Inc. Ecological	Senior Secured Loan—Term Loan 8.9%, Due 9/12	4,000,000	3,985,099	3,985,099

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Senior Secured Loan—1st Lien Term Loan 8.4%, Due 5/12	3,854,545	3,864,114	3,864,114

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan—2nd Lien Term Loan 12.4%, Due 5/13	1,000,000	1,004,970	1,004,970

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
IPC Systems, Inc. Diversified/Conglomerate Service	Junior Secured Loan—Second Lien Term Loan 11.9%, Due 9/14	2,500,000	2,500,000	2,500,000

Jones Stephens Corp. Buildings and Real Estate[4]	Senior Secured Loan—Term Loan 9.2%, Due 9/12	7,000,000	6,965,235	6,965,235

JW Aluminum Company Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—Term Loan (2nd Lien) 11.6%, Due 12/13	2,000,000	2,000,000	2,000,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan—Second Lien Term Loan 8.9%, Due 8/13	2,000,000	2,000,000	2,000,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate[4]	Senior Secured Loan—1st Lien 8.6%, Due 1/10	3,960,000	3,842,676	3,842,676

LBREP/L-Suncal Master I LLC Buildings and Real Estate[4]	Junior Secured Loan—2nd Lien 12.6%, Due 1/11	2,000,000	1,891,032	1,891,032

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer	Senior Secured Loan—First Lien Term Loan 9.2%, Due 8/12	2,985,000	2,985,000	2,985,000

Levlad LLC & Arbonne International LLC Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—First Lien Term Loan 8.4%, Due 6/13	1,946,667	1,956,351	1,956,351

Longyear Canada, ULC (Boart Longyear)[3] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—1st Lien Canadian Borrower Term Loan 8.6%, Due 10/12	245,603	245,603	245,603

Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—First DrillCorp (DDTL) 8.6%, Due 10/12	$264,495	$264,495	$264,495

Longyear Global Holdings, Inc. (Boart Longyear) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—First Lien US Term Loan 8.6%, Due 10/12	2,450,264	2,450,264	2,450,264

LPL Holdings, Inc. Finance	Senior Secured Loan—Tranche C Term Loan 8.1%, Due 6/13	5,392,462	5,414,881	5,414,881

LSP Kendall Energy, LLC Utilities	Senior Secured Loan—Term Loan 7.4%, Due 10/13	1,922,988	1,913,428	1,913,428

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Junior Secured Loan—Second Lien Term Loan 14.3%, Due 6/13	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 10.8%, Due 12/12	4,000,000	4,000,000	4,000,000

Metaldyne Corporation Automobile	Senior Secured Loan—Term D 10.1%, Due 12/09	1,997,475	1,997,475	1,997,475

Michaels Stores, Inc. Retail Stores	Senior Secured Loan—Term Loan 8.4%, Due 10/13	1,958,333	1,958,333	1,958,333

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Mirant North America, LLC Utilities	Senior Secured Loan—Term Loan 7.1%, Due 1/13	3,960,000	3,950,163	3,950,163

Murray Energy Corporation Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Tranche B Term Loan 8.4%, Due 1/10	1,989,873	2,004,614	2,004,614

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan—Construction Term Loan 8.6%, Due 6/13	1,365,854	1,369,248	1,369,248

Northeast Biofuels, LLC Farming and Agriculture	Senior Secured Loan—Synthetic LC 8.6%, Due 6/13	634,146	635,722	635,722

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan—Term Loan 8.6%, Due 6/11	4,756,944	4,721,569	4,721,569

Primus International Inc. Aerospace and Defense	Senior Secured Loan—Term Loan 7.9%, Due 6/12	3,292,188	3,300,360	3,300,360

Rhodes Companies, LLC (The) Buildings and Real Estate[4]	Junior Secured Loan—Second Lien Term Loan 12.9%, Due 11/11	$2,000,000	$1,910,700	$1,910,700

Sorenson Communications, Inc. Electronics	Senior Secured Loan—Tranche B Term Loan 8.4%, Due 8/13	2,978,525	2,997,041	2,997,041

Standard Steel, LLC Cargo Transport	Senior Secured Loan—Delayed Draw Term Loan 1.0%, Due 6/12	—	4,965	4,965

Standard Steel, LLC Cargo Transport	Senior Secured Loan—Initial Term Loan 7.9%, Due 6/12	3,316,667	3,341,369	3,341,369

Standard Steel, LLC Cargo Transport	Junior Secured Loan—Second Lien Term Loan 11.4%, Due 6/13	1,000,000	1,009,941	1,009,941

Stolle Machinery Company Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—First Lien Term Loan 7.9%, Due 9/12	1,995,000	2,007,386	2,007,386

Stratus Technologies, Inc. Electronics	Senior Secured Loan—First Lien Term Loan 8.4%, Due 3/11	1,990,000	1,985,070	1,985,070

Thermal North America, Inc. Utilities	Senior Secured Loan—Credit Linked Deposit 8.1%, Due 10/08	400,000	401,469	401,469

Thermal North America, Inc. Utilities	Senior Secured Loan—Term Loan 8.1%, Due 10/08	3,600,000	3,617,627	3,617,627

TLC Funding Corp. Healthcare, Education and Childcare	Senior Secured Loan—First Lien Term Loan 12.3%, Due 5/12	3,970,000	3,871,451	3,871,451

TransAxle LLC Automobile	Senior Secured Loan—Revolver 8.9%, Due 9/12	—	—	—

TransAxle LLC Automobile	Senior Secured Loan—Term Loan 8.9%, Due 9/12	2,962,500	2,962,500	2,962,500

United Air Lines, Inc. Personal Transportation	Senior Secured Loan—Delayed Draw Tranche B Loan 9.1%, Due 2/12	750,000	750,000	750,000

United Air Lines, Inc. Personal Transportation	Senior Secured Loan—Tranche B Term Loan 9.1%, Due 2/12	3,250,000	3,250,000	3,250,000

Portfolio Company /Principal Business	Investment Interest Rate1 / Maturity	Principal	Cost	Value[2]
Valleycrest Holding Co. (VCC Holdco) Diversified/Conglomerate Service	Junior Secured Loan—Second Lien Term Loan 10.9%, Due 4/14	$1,000,000	$1,007,461	$1,007,461

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—First Lien Term Loan 7.6%, Due 6/13	902,313	902,313	902,313

Water Pik Technologies, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Second Lien Term Loan 11.9%, Due 12/13	2,500,000	2,512,432	2,512,432

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan—Second Lien Term Loan 11.1%, Due 3/14	2,000,000	2,044,763	2,044,763

WM. Bolthouse Farms, Inc. Beverage, Food and Tobacco	Senior Secured Loan—Term Loan (First Lien) 7.6%, Due 12/12	2,592,462	2,586,023	2,586,023

Wolf Hollow I, LP Utilities	Senior Secured Loan—Acquisition Term Loan 7.6%, Due 6/12	792,335	778,545	778,545

Wolf Hollow I, LP Utilities	Senior Secured Loan—Synthetic Letter of Credit 7.6%, Due 6/12	668,412	656,779	656,779

Wolf Hollow I, LP Utilities	Senior Secured Loan—Synthetic Revolver Deposits 7.6%, Due 6/12	167,103	164,195	164,195

Wolf Hollow I, LP Utilities	Junior Secured Loan—Term Loan (Second Lien) 9.9%, Due 12/12	2,683,177	2,689,842	2,689,842

Total Investment in Debt Securities and Bonds (74% of of net asset value at fair value)		$191,173,409	$190,767,384	$190,767,384

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah III, Ltd.[3]	Preferred Shares	23.1%	$4,500,000	$4,500,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1%	3,150,000	3,150,000
Katonah V, Ltd.[3]	Preferred Shares	26.7%	3,320,000	3,320,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	4,500,000	4,500,000
Katonah VIII CLO Ltd.[3,6]	Subordinated Securities	10.3%	3,400,000	3,400,000
Katonah IX CLO Ltd.[3,6]	Preferred Shares	6.9%	2,000,000	2,000,000

Total Investment in CLO Fund Securities (8% of of net asset value at fair value)			$20,870,000	$20,870,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors Asset Management Company	Membership Interests	100.0%	$33,394,995	$37,574,995

Total Investment in Portfolio Companies (15% of of net asset value at fair value)			$33,394,995	$37,574,995

Total Investments[5]			$245,032,379	$249,212,379

[1]

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at December 31, 2006.

[2]	Reflects the fair market value of all existing investments as of December 31, 2006, as determined by our Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

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

[5]

The aggregate cost of investments for federal income tax purposes is approximately $245 million. The aggregate gross unrealized appreciation is approximately $4 million and there is no gross unrealized depreciation.

[6]	An affiliate CLO Fund managed by Katonah Debt Advisors.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

($ per share)

	For the Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006
Per Share Data:
Net asset value, at beginning of period	$14.29	$15.00
Underwriting costs	—	(0.97)

Post-IPO net asset value	14.29	14.03

Net investment income(1)	1.27	0.02
Net realized gains	0.01	—
Net change in unrealized appreciation on investments	0.12	0.24
Distribution from net investment income and realized gains—taxable	(1.31)	—
Distribution from net investment income and realized gains—tax return of capital	(0.09)	—

Net increase (decrease) in net assets resulting from operations	—	0.26
Issuance of common stock under dividend reinvestment plan	0.06	—
Stock based compensation expense	0.03	—

Net asset value, end of period	$14.38	$14.29

Total net asset value return(2)	10.4%	1.9%
Ratio/Supplemental Data:
Per share market value at beginning of period	$17.30	$15.00
Per share market value at end of period	$12.00	$17.30
Total market return(3)	(22.5)%	15.3%
Shares outstanding at end of period	18,017,699	17,946,333
Net assets at end of period	$259,068,164	$256,000,423
Portfolio turnover rate	24.5%	0.3	%(4)
Average debt outstanding	$105,616,438	$—
Average debt outstanding per share	$5.86	$—
Ratio of net investment income to average net assets	8.5%	4.4	%(5)
Ratio of total expenses to average net assets	5.9%	4.6	%(5)
Ratio of interest expense to average net assets	2.7%	—	%(5)
Ratio of non-interest expenses to average net assets	3.2%	6.3	%(5)

(1)	Based on weighted average number of common shares outstanding for the period.
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

The accompanying notes are an integral part of these financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. Katonah Debt Advisors manages CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also expects to continue to receive distributions of recurring fee income and to generate capital appreciation from its investment in the asset management business of Katonah Debt Advisors. The Company’s investment portfolio as well as the investment portfolios of the CLO Funds in which it has invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and the accounts of its special purpose financing subsidiary, Kohlberg Capital Funding LLC I. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors and its affiliates currently is the only company in which the Company has a controlling interest) or its special purpose financing subsidiary.

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make significant estimates and assumptions that affect reported amounts and disclosure in the financial statements, including the fair value of investments that do not have a readily available market value valued at approximately $505 million (approximately 95% of total assets) and $249 million (approximately 88% of total assets) as of December 31, 2007 and 2006, respectively. Actual results could differ from those estimates and the differences could be material.

Certain reclassifications were made to prior year’s presentation to conform to the current year.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are computed using the specific identification method.

Loans and Debt Securities. For loans and debt securities for which market quotations are readily available, such as broadly syndicated term loans and bonds, fair value generally is equal to the market price for those loans and securities. For loans and debt securities for which a market quotation is not readily available, such as middle market term loans and mezzanine debt investments, fair value is determined by evaluating the borrower’s enterprise value and other methodologies generally used to determine fair value. The analysis of enterprise value or overall financial condition or other factors or methodologies may lead to a determination of fair value at a different amount other than cost; as a general rule, the Company will value such loans or debt securities at cost, however such loans and debt securities will be subject to fair value write-downs when the asset is considered impaired.

Equity and Equity-Related Securities. The Company’s equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The value of the Company’s equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Company’s investment in its wholly-owned asset management company, Katonah Debt Advisors, is valued based on standard measures such as the percentage of assets under management and a multiple of operating income used to value other asset management companies.

CLO Fund Securities. The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies (collectively “CLO Investments”). The Company distinguishes CLO funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The Company’s CLO Investments relate exclusively to credit instruments issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages, or consumer borrowings. It is the Company’s intention that its aggregate CLO Investments not exceed 10% of the Company’s total investment portfolio. As of December 31, 2007, CLO Investments represented approximately 6% of the Company’s investment portfolio.

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, or (ii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool is updated and the revised cash flows are used in determining the fair value of the CLO Investment. The Company determines the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to the Company’s Board of Directors which consisted of certain limited procedures that the Company’s Board of Directors identified and requested them to perform. For the year ended December 31, 2007, the Company’s Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on 21 investments comprising approximately 44% of the total investments at fair value as of December 31, 2007 for which market quotations are not readily available. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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

Cash and Cash Equivalents. The Company defines cash equivalents as demand deposits. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted Cash. Restricted cash consists mostly of cash held in an operating account pursuant to the Company’s secured revolving credit facility agreement with its lender.

Interest Income. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. At December 31, 2007, no loans or debt securities were past due or on non-accrual status.

Dividends from Affiliate Asset Manager. The Company records dividend income from its affiliate asset manager on the declaration date.

Dividend Income from CLO Fund Securities. The Company generates dividend income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. The Company’s CLO Fund securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The Company makes estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjusts such accruals on a quarterly basis to reflect actual distributions.

Capital Structuring Service Fees. The Company may earn ancillary structuring and other fees related to the origination and or investment in debt and investment securities.

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At December 31, 2007, there was an unamortized debt issuance cost of approximately $2 million included in other assets in the accompanying balance sheet. Amortization expense for the year ended December 31, 2007 was approximately $319,000. The Company had no borrowing facility in place or amortization of debt issuance costs at and for the period ended December 31, 2006.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the years ended December 31, 2007:

	Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$26,141,985	$4,670,540
Denominator for basic weighted average shares:	17,977,348	17,946,333
Dilutive effect of stock options:	—	—
Denominator for diluted weighted average shares:[1]	17,977,348	17,946,333
Basic net increase (decrease) in stockholders’ equity resulting from operations per share:	$1.45	$0.26
Diluted net increase (decrease) in stockholders’ equity resulting from operations per share:	$1.45	$0.26

[1]	All stock options outstanding are anti-dilutive.

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

The following table shows the Company’s portfolio by security type at December 31, 2007 and December 31, 2006:

	December 31, 2007			December 31, 2006
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Senior Secured Loan	$265,390,844	$260,138,674	100%	$163,313,492	$163,313,492	64%
Junior Secured Loan	120,620,715	113,259,293	44	27,453,892	27,453,892	10
Mezzanine Investment	32,418,975	33,066,115	12	—	—	—
Senior Subordinated Bond	3,009,230	2,490,000	1	—	—	—
Senior Unsecured Bond	2,000,000	2,000,000	1	—	—	—
CLO Fund Securities	36,061,264	31,020,000	12	20,870,000	20,870,000	8
Equity Securities	5,043,950	4,752,250	2	—	—	—
Affiliate Asset Managers	33,469,995	58,585,360	23	33,394,995	37,574,995	15

Total	$498,014,973	$505,311,692	195%	$245,032,379	$249,212,379	97%

[1]	Calculated as a percentage of net asset value at fair value.

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of December 3, 2007 and December 31, 2006, were as follows:

	December 31, 2007			December 31, 2006
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$32,583,716	$32,481,819	13%	$10,066,692	$10,066,692	4%
Asset Management Companies[2]	33,469,995	58,585,360	23	33,394,995	37,574,995	15
Automobile	5,286,731	5,147,010	2	9,192,101	9,192,101	4
Beverage, Food and Tobacco	—	—	—	2,586,023	2,586,023	1
Broadcasting and Entertainment	2,978,999	2,782,500	1	—	—	—
Buildings and Real Estate[3]	37,726,396	34,944,226	13	19,288,901	19,288,901	7
Cargo Transport	14,967,369	14,958,789	6	6,361,114	6,361,114	2
Chemicals, Plastics and Rubber	3,956,582	3,220,000	1	—	—	—
CLO Fund Securities	36,061,264	31,020,000	12	20,870,000	20,870,000	8
Containers, Packaging and Glass	8,895,059	8,895,059	3	4,869,084	4,869,084	2
Diversified/Conglomerate Manufacturing	8,931,343	8,718,855	3	6,001,219	6,001,219	2
Diversified/Conglomerate Service	17,962,721	17,303,969	7	5,517,321	5,517,321	2
Ecological	3,937,850	3,937,850	2	3,985,099	3,985,099	1
Electronics	15,830,382	15,158,502	6	7,511,950	7,511,950	3
Farming and Agriculture	4,800,651	4,058,835	2	4,913,210	4,913,210	2
Finance	11,590,697	11,209,824	4	10,220,467	10,220,467	4
Healthcare, Education and Childcare	46,715,870	46,637,705	18	28,937,865	28,937,865	11
Home and Office Furnishings, Housewares, and Durable Consumer Goods	24,091,185	23,265,816	9	2,985,000	2,985,000	1
Hotels, Motels, Inns and Gaming	9,364,165	9,091,041	4	—	—	—
Insurance	24,346,884	23,941,763	9	12,115,209	12,115,209	5
Leisure, Amusement, Motion Pictures, Entertainment	18,402,600	18,402,600	7	7,034,764	7,034,764	3
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	39,573,338	39,483,418	15	6,855,875	6,855,875	3
Mining, Steel, Iron and Non-Precious Metals	16,338,446	16,069,759	6	4,004,614	4,004,614	2
Oil and Gas	5,997,874	5,960,000	2	—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)	17,315,776	14,750,095	6	5,371,096	5,371,096	2
Personal, Food and Miscellaneous Services	13,918,651	13,765,201	5	—	—	—
Personal Transportation	—	—	—	4,000,000	4,000,000	2
Printing and Publishing	21,622,999	21,236,473	8	8,819,399	8,819,399	3
Retail Stores	4,962,500	4,813,625	2	1,958,333	1,958,333	1
Utilities	16,384,930	15,471,598	6	18,172,048	18,172,048	7

Total	$498,014,973	$505,311,692	195%	$245,032,379	$249,212,379	97%

[1]	Calculated as a percentage of net asset value at fair value.
[2]	Represents Katonah Debt Advisors and affiliates.

[3]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2007 and December 31, 2006, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At December 31, 2007 and December 31, 2006, approximately 11% and 13%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 6% of its portfolio on such dates).

At December 31, 2007 and December 31, 2006, the Company’s ten largest portfolio companies represented approximately 29% and 35%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 12% and 15% of the total fair value of the Company’s investments at December 31, 2007 and December 31, 2006, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 17% and 21% of the total fair value of our investments at December 31, 2007 and December 31, 2006, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies. It is the Company’s intention that its aggregate CLO Investments not exceed 10% of the Company’s total investment portfolio. Preferred shares or subordinated securities issued by CLO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders and CLO Fund expenses. CLO Funds managed by Katonah Debt Advisors (“CLO fund securities managed by affiliate”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred stock. As of December 31, 2007, all of the CLO Funds in which the Company holds investments maintained the original issue credit ratings on all rated classes of their securities and were continuing to make cash payments to all classes of investors. As of December 31, 2007, our CLO Fund securities had an average annual cash yield of 28%. In addition, in connection with the closing of Katonah Debt Advisor’s most recent CLO Fund on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of the CLO Fund.

Prior to its IPO, the Company issued an aggregate of 1,258,000 common shares, having a value of approximately $19 million, to affiliates of Kohlberg & Co. to acquire certain subordinated securities and preferred stock securities issued by CLO Funds (Katonah III, Ltd., Katonah IV, Ltd., Katonah V, Ltd., Katonah VII CLO, Ltd., and Katonah VIII CLO, Ltd.) which had previously been raised and are managed by Katonah Debt Advisors and two other asset managers. During the year ended December 31, 2007, the Company invested an additional $11 million in a new CLO Fund managed by Katonah Debt Advisors and another $4 million in a CLO Fund managed by a third party. The subordinated securities and preferred stock securities are considered equity positions in the CLO Funds and, as of December 31, 2007 and December 31, 2006, the Company had approximately $31 million and $21 million, respectively, of such CLO equity investments at fair value.

The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2007 was approximately $36 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $5 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2006 was approximately $21 million and with no aggregate unrealized losses on the CLO Fund securities.

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At December 31, 2007, Katonah Debt Advisors had approximately $2.1 billion of assets under management and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $59 million. As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management, and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred stock.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is primarily based on an analysis of both a percentage of its assets under management and Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss.

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

Tax goodwill amortization was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, for tax purposes such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, resulting in an annual difference between GAAP income and taxable income by approximately $2 million per year over such period.

At December 31, 2007 a net amount due from affiliates totaled approximately $541,000 and at December 31, 2006, net amounts due to affiliates totaled approximately $88,000, respectively.

Summarized financial information for Katonah Debt Advisors follows:

	For the Years Ended December 31,
	2007	2006
Assets:
Current assets	$7,035,155	$2,860,329
Noncurrent assets	396,111	661,637

Total assets	$7,431,266	$3,521,966

Liabilities:
Current liabilities	4,254,202	2,602,755

Total liabilities	4,254,202	2,602,755

	For the Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006
Gross revenue	$11,262,969	$200,610
Total expenses	(8,505,115)	(273,320)

Net income (loss)	$2,757,854	$(72,710)

Dividends declared	$500,000	$—

The Company intends to distribute the accumulated net income of Katonah Debt Advisors in the future.

Distressed Debt Platform

In December 2007, the Company committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz and named Panagos and Katz Situational Investing (“PKSI”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. The Company expects that funds managed by PKSI will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. The Company also expects that PKSI may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. The Company has committed to invest up to $2.5 million directly in PKSI through an investment in Class A shares. The Company has a 35% economic interest in PKSI through its investment in Class B shares on which it will receive its pro rata share of PKSI’s operating income and may make an investment of up to $25 million in the funds managed by PKSI on which the Company will receive investment income. PKSI may also source distressed debt opportunities in which we may make direct investments. As of December 31, 2007, the Company funded approximately $72,000 of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI. As of December 31, 2007, PKSI had no significant operations.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	At December 31,
	2007	2006
Secured revolving credit facility, $275 million commitment due October 1, 2012	$255,000,000	$—

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

The weighted average daily debt balance for the year ended December 31, 2007 was approximately $106 million. For the year ended December 31, 2007, the weighted average interest rate on weighted average outstanding borrowings was approximately 5.5%, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of December 31, 2007, the Company had restricted cash balances of approximately $7 million which it maintained in accordance with the terms of the Facility. A portion of these funds, approximately $2 million, were released to the Company in January 2008.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. As of December 31, 2006, the Company’s undistributed taxable income was approximately $529,000. The Company has distributed this income in 2007. At December 31, 2007, the Company had no current or accumulated undistributed taxable income.

For the quarter ended December 31, 2007, the Company declared a dividend on December 14, 2007 of $0.39 per share for a total of approximately $7 million. The record date was December 24, 2007 and the dividend was distributed on January 24, 2008. Total dividends declared for the year ended December 31, 2007 were $1.40 per share for a total of approximately $25 million.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the year ended December 31, 2007:

Year Ended December 31, 2007
Pre-tax net increase in stockholders’ equity resulting from operations	$26,141,985
Net unrealized gain on investments transactions not taxable	(3,116,719)
Expenses not currently deductible	540,159

Taxable income before deductions for distributions	$23,565,425

Taxable income before deductions for distributions per outstanding share	$1.31

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 requires the Company to recognize in its financial statements the impact of a tax position taken (or expected to be taken) on an income tax return if such position will more likely than not be sustained upon examination based on the technical merits of the position. The Company files tax returns with the U.S. Internal Revenue Service and New York state. Based upon its review of tax positions for the Company’s open tax year of 2006, the Company has determined that FIN 48 did not have a material impact on the Company’s financial statements for the year ended December 31, 2007.

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2007 and December 31, 2006, the Company had committed to make a total of approximately $4 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $866,000 was funded as of December 31, 2007 and no amount was funded as of December 31, 2006. As of December 31, 2007 and December 31, 2006, the Company had committed to make a total of approximately $8 million and $667,000, respectively, of investments in a delayed draw senior secured loans of which approximately $5 million was funded as of December 31, 2007 and no amount was funded as of December 31, 2006.

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	More than 5 Years
Operating lease obligations	$1,999,435	$422,274	$316,816	$304,649	$311,504	$318,513	$325,679
Long-term debt obligations	255,000,000	—	—	—	—	255,000,000	—
Unused lending commitments[1]	6,210,232	6,210,232	—	—	—	—	—

Total	$263,209,667	$6,632,506	$316,816	$304,649	$255,311,504	$318,513	$325,679

[1]	Represents the unfunded lending commitment in connection with revolving lines of credit or delayed funding draws on loans made to portfolio companies.

The Company and Katonah Debt Advisors have entered into first loss agreements in connection with warehouse credit lines established to fund the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage, and may enter into similar agreements in the future. Such first loss agreements relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or sold prior to completion of such fund, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for the Company’s first loss commitment, the Company receives net interest income from the underlying assets in the loan warehouse.

Katonah Debt Advisors has engaged Bear Stearns to structure and raise three CLO Funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II”), and to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). As part of these engagements, Katonah Debt Advisors entered into warehouse credit lines with Bear Stearns to fund the initial accumulation of assets for Katonah 2007 and Katonah 2008-I, which provided for a first loss obligation of Katonah Debt Advisors, requiring it to reimburse Bear Stearns for (i) certain losses (if any) incurred on the assets warehoused for Katonah 2007 Katonah 2008-I and Katonah 2008-II prior to their completion, or (ii) if one or all of these CLO Funds failed to close at the expiration of the engagement (i.e. December 31, 2008), a portion of the losses (if any) on the resale of the warehoused assets. As of December 31, 2007, Katonah 2007 and Katonah 2008-I had acquired an aggregate of approximately $481 million determined on the basis of the par value of such assets.

On January 23, 2008, Katonah Debt Advisors closed Katonah 2007 in accordance with the terms of the Bear Stearns engagement. Katonah Debt Advisors received a structuring fee upon closing and expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007 and are no longer subject to a first loss guarantee. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007.

On March 12, 2007, Kohlberg Capital and Katonah Debt Advisors engaged Lehman Commercial Paper Inc. (“Lehman”) to structure and raise a CLO Fund to invest in senior secured middle market corporate loans, to be named Ardsley CLO 2007-1 Ltd. and to be managed by Katonah Debt Advisors, and entered into a warehouse credit agreement and ancillary agreements with Lehman to fund the initial accumulation of assets for Ardsley. Under the warehouse credit agreement, Kohlberg Capital, as the first loss provider, was obligated to reimburse Lehman for (i) certain losses (if any) incurred on loans acquired for Ardsley with advances under the warehouse credit facility prior to the completion of the CLO Fund, or (ii) if the CLO Fund failed to close at the expiration of the engagement on December 19, 2007, a portion of the losses (if any) on the resale of the warehoused assets. On October 3, 2007, Kohlberg Capital, Katonah Debt Advisors and Ardsley agreed with Lehman to terminate the engagement, the warehouse credit facility and Kohlberg Capital’s first loss obligation upon payment to Lehman of a payoff amount equal to the amount owed under the warehouse credit facility as of the payoff date minus $1 million, to reflect the estimated current value of the warehoused loans. As part of the termination, Kohlberg Capital purchased all of Ardsley’s assets for an aggregate purchase price of approximately $72 million. Approximately $14 million in aggregate principal amount of such assets were purchased and subsequently sold in market transactions with third parties, and the remaining approximately $58 million of debt securities from Ardsley were retained in our investment portfolio. Ardsley used the proceeds from its sale of these loans to us to repay the outstanding obligations under the warehouse credit facility. All outstanding amounts under the warehouse credit facility have been paid off in full, as a result of which the warehouse credit facility and

Kohlberg Capital’s first loss obligations thereunder have terminated. No losses were incurred by Kohlberg Capital upon the termination of Ardsley.

As a result of the termination of the Ardsley warehouse credit facility, the warehouse credit line with Bear Stearns pursuant to the engagement letter dated October 12, 2007 is the only guarantee arrangement to which Kohlberg Capital is a party with respect to the business of Katonah Debt Advisors.

At December 31, 2006 there were no such first loss commitments or guarantees.

As of December 31, 2007, the Company funded approximately $72,000 of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. During the year ended December 31, 2007, the Company issued 71,366 shares of common stock under its dividend reinvestment plan. The total number of shares outstanding as of December 31, 2007 and as of December 31, 2006 was 18,017,699 and 17,946,333, respectively.

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

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. During the year ended December 31, 2007, 90,000 options granted to employees were forfeited. As of December 31, 2007, 1,315,000 total options were outstanding, 305,000 of which were exercisable. The options have an estimated remaining contractual life of 9 years and 0 months.

During the year ended December 31, 2007, the weighted average grant date fair value per share for options granted during the period was $1.90. For both the year ended December 31, 2007, the weighted average grant date fair value per share for options forfeited during the period was $1.81. Information with respect to options granted, exercised and forfeited under the Plan for the year ended December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2007	910,000	$15.00
Granted	495,000	$16.63
Exercised	—
Forfeited	(90,000)	$16.36

Outstanding at December 31, 2007	1,315,000	$15.52	9.0	—

Total vested at December 31, 2007	305,000	$15.00	2.0	—

[1]	Represents the difference between the market value of the options at December 31, 2007 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the year ended December 31, 2007 total stock option expense of approximately $600,000 was recognized and expensed at the Company; of this amount approximately $495,000 was expensed at the Company and approximately $105,000 was expensed at Katonah Debt Advisors. At December 31, 2007, the Company had approximately $1.5 million of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized and allocated between the Company and Katonah Debt Advisors over a weighted average period of 2.5 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the year ended December 31, 2007, the Company’s contributions to the 401K Plan were approximately $22,000.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company contributes to the Pension Plan 1) 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the year ended December 31, 2007, the Company’s contributions to the Pension Plan were approximately $138,000.

12. IMPACT OF NEW ACCOUNTING STANDARDS

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has determined that adoption of SFAS 159 will not have an impact on the Company’s financial position or results of operations.

13. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2007*	Q2 2007*	Q3 2007*	Q4 2007
Total interest and related portfolio income	$6,534,567	$8,578,364	$10,483,244	$12,882,839
Net investment income and realized gains	$4,892,907	$5,425,858	$6,018,176	$6,688,325
Net increase (decrease) in net assets resulting from operations	$13,949,008	$16,940,501	$(4,683,689)	$(63,835)
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.78	$0.94	$(0.26)	$—
Net investment income and realized gains per share—basic and diluted	$0.27	$0.30	$0.33	$0.37

* Certain unaudited Quarterly Data have been reclassified to conform with current presentation.

14. SUBSEQUENT EVENTS

On January 2, 2008, the Company acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, we acquired approximately $60 million of fee paying assets under management. The Company plans to integrate the Scott’s Cove business within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and the Company expects these individuals will assist the Company in structuring, raising and investing new funds to be managed by Katonah Debt Advisors.

On January 23, 2008, the Company’s wholly-owned asset management company, Katonah Debt Advisors, closed a new $315 million CLO Fund. The Company received a structuring fee upon closing and Katonah Debt Advisors expects to earn an ongoing asset management fee based on the par amount of the underlying investments in the CLO Fund. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of this latest CLO Fund.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”).(1)

3.2	Form of Bylaws of the Company.(2)

4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(1)

4.2	Form of Registration Rights Agreement.(3)

4.3	Form of Dividend Reinvestment Plan.(3)

10.1	Form of the 2006 Equity Incentive Plan.(3)

10.2	Form of Company Non-Qualified Stock Option Certificate.(3)

10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.(3)

10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, LLC.(1)

10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, LLC.(3)

10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(3)

10.7	Form of Employment Agreement between the Company and Michael I. Wirth.(3)

10.8	Form of Employment Agreement between the Company and R. Jon Corless.(3)

10.9	Form of Employment Agreement between the Company and E.A. Kratzman.

10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.

10.11	Form of Indemnification Agreement for Officers and Directors of the Company.(4)

10.12	Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee.(5)

10.13	Execution Copy of First Amendment to Loan Funding and Servicing Agreement, dated as of May 30, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(6)

10.14	Execution Copy of Second Amendment to Loan Funding and Servicing Agreement, dated as of October 1, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(6)

Exhibit Number	Description
10.15	Execution Copy of Third Amendment to Loan Funding and Servicing Agreement, dated as of November 21, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.

10.16	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company.(7)

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the similarly lettered exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(2)	Incorporated by reference to the similarly lettered exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).
(3)	Incorporated by reference to the similarly lettered exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(4)	Incorporated by reference to the similarly lettered exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(5)	Incorporated by reference to the exhibit included in the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).
(6)	Incorporated by reference to the similarly lettered exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).