Form 10-Q
period 2008-03-31
Kohlberg Capital CORP
filed 2008-05-09
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of common stock of the registrant as of May 1, 2008 was 18,094,306.

PART I. Financial Information

Item 1.	Financial Statements

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of March 31, 2008	As of December 31, 2007
	(unaudited)
ASSETS
Investments at fair value:
Investments in debt securities (cost: 2008 – $383,494,311; 2007 – $423,439,764)	$363,262,652	$410,954,082
Investments in CLO fund securities managed by non-affiliates (cost: 2008 – $15,438,959; 2007– $15,385,580)	7,809,000	9,900,000
Investments in CLO fund securities managed by affiliate (cost: 2008 – $49,806,164; 2007 – $20,675,684)	49,600,236	21,120,000
Investments in equity securities (cost: 2008 – $5,096,298; 2007 – $5,043,950)	3,613,752	4,752,250
Investments in asset manager affiliates (cost: 2008 – $35,053,497; 2007 – $33,469,995)	64,045,602	58,585,360

Total investments at fair value	488,331,242	505,311,692
Cash and cash equivalents	12,891,722	12,088,529
Restricted cash	6,961,518	7,114,364
Interest and dividends receivable	3,785,875	5,592,637
Due from affiliates	149,721	540,773
Other assets	2,099,763	2,493,964

Total assets	$514,219,841	$533,141,959

LIABILITIES
Borrowings	250,000,000	255,000,000
Payable for open trades	—	5,905,000
Accounts payable and accrued expenses	3,907,893	6,141,892
Dividend payable	7,418,665	7,026,903

Total liabilities	$261,326,558	$274,073,795

Commitments and contingencies (note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000,000 common shares authorized; 18,094,306 and 18,017,699 common shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	180,943	180,177
Capital in excess of par value	254,300,918	253,253,152
Distribution in excess of net investment income	(304,278)	(1,661,884)
Accumulated net realized losses	(726,313)	—
Net unrealized appreciation (depreciation) on investments	(557,987)	7,296,719

Total stockholders’ equity	252,893,283	259,068,164

Total liabilities and stockholders’ equity	$514,219,841	$533,141,959

NET ASSET VALUE PER SHARE	$13.98	$14.38

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Investment Income:
Interest from investments in debt securities	$9,699,836	$4,444,001
Interest from cash and cash equivalents	86,603	137,143
Dividends from investments in CLO fund securities managed by non-affiliates	1,538,207	1,115,555
Dividends from investments in CLO fund securities managed by affiliate	1,523,082	649,674
Dividends from affiliate asset manager	350,000	—
Capital structuring service fees	1,135,114	188,194

Total investment income	14,332,842	6,534,567

Expenses:
Interest and amortization of debt issuance costs	3,344,422	148,341
Compensation	1,176,838	817,662
Professional fees	616,648	423,386
Insurance	73,437	39,223
Administrative and other	345,226	299,282

Total expenses	5,556,571	1,727,894

Net Investment Income	8,776,271	4,806,673
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(726,313)	86,234
Net change in unrealized gains (losses) on debt securities	(7,745,977)	802,991
Net change in unrealized loss on equity securities	(1,190,846)	—
Net change in unrealized gains on affiliate asset manager investments	3,876,740	9,083,110
Net change in unrealized losses on CLO fund securities managed by non-affiliates	(2,144,379)	(830,000)
Net change in unrealized losses on CLO fund securities managed by affiliate	(650,244)	—

Net realized and unrealized gains (losses) on investments	(8,581,019)	9,142,335

Net Increase In Stockholders’ Equity Resulting From Operations	$195,252	$13,949,008

Earnings Per Common Share—Basic and Diluted	$0.01	$0.78
Net Investment Income Per Common Share—Basic and Diluted	$0.49	$0.27
Net Investment Income and Net Realized Gains Per Common Share—Basic and Diluted	$0.45	$0.27
Weighted Average Shares of Common Stock Outstanding—Basic	18,074,944	17,946,333
Weighted Average Shares of Common Stock Outstanding—Diluted	18,074,944	17,957,602

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operations:
Net investment income	$8,776,271	$4,806,673
Net realized gains (loss) from investment transactions	(726,313)	86,234
Net change in unrealized gains (losses) on investments	(7,854,706)	9,056,101

Net increase in net assets resulting from operations	195,252	13,949,008

Shareholder distributions:
Dividends from net investment income	(7,418,665)	(4,806,673)
Dividends in excess of net investment income	—	(310,452)
Distributions from realized gains	—	(87,311)

Net decrease in net assets resulting from shareholder distributions	(7,418,665)	(5,204,436)

Capital share transactions:
Issuance of common stock under dividend reinvestment plan	892,471	—
Stock based compensation	156,061	147,000

Net increase in net assets resulting from capital share transactions	1,048,532	147,000

Net assets at beginning of period	259,068,164	256,400,423

Net assets at end of period (including accumulated distributions in excess of net investment income of $304,278 in 2008 and accumulated undistributed net investment income of $179,011 in 2007)	$252,893,283	$265,291,995

Net asset value per common share	$13.98	$14.78
Common shares outstanding at end of period	18,094,306	17,946,333

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$195,252	$13,949,008
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized loss (gain) on investment transactions	726,313	(86,234)
Net unrealized loss (gain) on investments	7,854,706	(9,056,101)
Net accretion of discount on securities	(452,739)	(31,413)
Purchases of investments	(41,813,752)	(66,446,106)
Payment-in-kind interest	(316,643)	(23,933)
Proceeds from sale and redemption of investments	45,077,565	23,540,502
Stock based compensation expense	156,061	147,000
Equity in income of affiliate	—	—
Changes in operating assets and liabilities:
Decrease (increase) in interest and dividends receivable	1,806,762	(1,363,399)
Decrease (increase) in other assets	394,201	(1,196,295)
Decrease (increase) in due from affiliate	391,052	(601,307)
Increase in due to affiliate	—	(87,832)
Decrease (increase) in accounts payable and accrued expenses	(2,233,999)	43,547

Net cash provided by (used in) operating activities	11,784,779	(41,212,563)

FINANCING ACTIVITIES:
Dividends paid in cash	(6,134,432)	—
Borrowings (repayment) of debt	(5,000,000)	15,000,000
Decrease (increase) in restricted cash	152,846	(933,376)

Net cash provided by (used in) financing activities	(10,981,586)	14,066,624

CHANGE IN CASH AND CASH EQUIVALENTS	803,193	(27,145,939)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,088,529	32,404,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,891,722	$5,258,554

Supplemental Information:
Interest paid during the period	$2,279,549	$—
Non-cash dividends paid during the period under dividend reinvestment plan	$892,471	$—
Cash restricted during the period under terms of secured revolving credit facility	$6,940,419	$933,376

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of March 31, 2008

(unaudited)

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - Deferred Draw Term Loan (First Lien) 5.4%, Due 6/13	$359,515	$359,515	$359,515

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - Revolving Loan 5.4%, Due 6/13	400,000	391,320	398,264

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan - Second Lien Term Loan Note 8.9%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - Term Loan (First Lien) 5.6%, Due 6/13	1,970,439	1,970,439	1,970,439

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan - Term Loan 8.3%, Due 4/12	3,600,000	3,600,000	3,600,000

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan - Delayed Draw Term Loan 5.8%, Due 3/13	500,000	500,000	497,500

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan - Term Loan 5.7%, Due 3/13	6,337,500	6,337,500	6,337,500

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan - Tranche B Term Loan 5.1%, Due 4/13	3,832,209	3,829,477	3,487,310

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan - Delayed Draw Term Loan 5.7%, Due 5/13	445,399	434,725	423,129

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan - Initial Term Loan 5.7%, Due 5/13	3,183,441	3,139,302	3,024,269

Allen-Vanguard Corporation[3] Aerospace and Defense	Senior Secured Loan - Term Loan 11.0%, Due 9/12	1,600,478	1,579,011	1,680,502

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan - Initial Term Loan 6.3%, Due 6/14	5,945,038	5,945,038	5,945,038

Astoria Generating Company Acquisitions, LLC[6] Utilities	Junior Secured Loan - Second Lien Term Loan C 6.4%, Due 8/13	4,000,000	4,047,248	3,900,000

Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan - Term Loan 6.9%, Due 3/14	1,735,084	1,745,744	1,726,408

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan - Tranche A Term Loan (First Lien) 7.8%, Due 12/12	4,502,000	4,455,015	4,459,695

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan - Term Loan (Second Lien) 7.7%, Due 6/14	$4,000,000	$3,974,480	$3,820,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan - Second Lien Term Loan 8.6%, Due 2/14	4,000,000	3,958,338	3,220,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan - First Lien Term Loan 6.7%, Due 7/12	1,970,000	1,981,385	1,773,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan - Loan (Second Lien) 9.0%, Due 7/13	2,462,500	2,497,664	1,982,313

Bay Point Re Limited[3,6] Insurance	Senior Secured Loan - Loan 7.4%, Due 12/10	3,000,000	3,017,867	3,017,867

Bicent Power LLC[6] Utilities	Junior Secured Loan - Advance (Second Lien) 6.7%, Due 12/14	4,000,000	4,000,000	3,730,000

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan - Term Loan 5.7%, Due 3/13	1,775,207	1,767,791	1,597,687

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan - Initial Term Loan 5.7%, Due 9/12	10,608,400	10,645,533	10,645,533

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan - Term Loan 7.0%, Due 3/14	1,845,391	1,751,071	1,660,852

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan - Delayed Draw Term Loan 6.7%, Due 10/12	—	—	—

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan - Term Loan (First Lien) 6.7%, Due 10/12	4,122,807	4,072,006	3,669,295

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment - Senior Subordinated Notes 15.5%, Due 6/13	10,243,966	10,069,970	10,069,970

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan - Tranche B Term Loan 5.7%, Due 6/14	2,977,500	2,977,500	2,408,798

Clayton Holdings, Inc[6] Finance	Senior Secured Loan - Term Loan 6.1%, Due 12/11	299,480	300,590	299,480

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan - Term Loan (First Lien) 5.7%, Due 7/14	3,990,000	3,971,758	3,971,758

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan - Term Loan (Second Lien) 9.4%, Due 1/15	2,000,000	1,962,612	1,961,246

Coastal Concrete Southeast, LLC Buildings and Real Estate [4]	Mezzanine Investment - Mezzanine Term Loan 10.0%, Due 3/13	8,242,290	7,852,868	7,418,061

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
CST Industries, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan - Term Loan 6.5%, Due 8/13	$985,000	$987,977	$987,977

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan - Term Loan (First Lien) 6.8%, Due 8/12	1,990,000	1,903,395	1,651,392

Dealer Computer Services, Inc. (Reynolds & Reynolds) [6] Electronics	Junior Secured Loan - Term Loan (Second Lien) 8.2%, Due 10/13	1,000,000	1,009,135	990,000

Dealer Computer Services, Inc. (Reynolds & Reynolds) [6] Electronics	Junior Secured Loan - Term Loan (Third Lien) 10.2%, Due 4/14	3,500,000	3,536,354	3,491,250

Delta Educational Systems, Inc. [6] Healthcare, Education and Childcare	Senior Secured Loan - Term Loan 6.3%, Due 6/12	2,844,080	2,844,080	2,844,080

Dresser, Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan - Term Loan (Second Lien) 8.8%, Due 5/15	3,000,000	2,960,422	2,689,980

Edgestone CD Acquisition Corp. (Custom Direct) [6] Printing and Publishing	Junior Secured Loan - Loan (Second Lien) 8.7%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan - Term Loan (First Lien) 5.4%, Due 12/13	4,823,960	4,829,376	4,829,376

eInstruction Corporation [6] Healthcare, Education and Childcare	Senior Secured Loan - Initial Term Loan (Dec. 2007) 6.7%, Due 7/13	4,957,550	4,957,550	4,957,550

eInstruction Corporation [6] Healthcare, Education and Childcare	Junior Secured Loan - Term Loan (Second Lien) 10.2%, Due 7/14	10,000,000	10,000,000	10,000,000

Emerson Reinsurance Ltd. [3] Insurance	Senior Secured Loan - Series C Loan 8.1%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P. Oil and Gas	Junior Secured Loan - Second Lien Term Loan 7.4%, Due 3/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc. [6] Diversified/Conglomerate Manufacturing	Senior Secured Loan - Term Loan 5.6%, Due 12/12	4,913,769	4,922,209	4,790,924

FD Alpha Acquisition LLC (Fort Dearborn) [6] Printing and Publishing	Senior Secured Loan - US Term Loan 7.4%, Due 11/12	905,120	905,120	891,543

First American Payment Systems, L.P. [6] Finance	Senior Secured Loan - Term Loan 6.2%, Due 10/13	3,652,000	3,652,000	3,560,700

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan - Closing Date Term Loan 7.0%, Due 12/10	1,454,169	1,464,058	1,464,058

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Flatiron Re Ltd. [3,6] Insurance	Senior Secured Loan - Delayed Draw Term Loan 7.0%, Due 12/10	$704,363	$709,153	$709,153

Ford Motor Company [6] Automobile	Senior Secured Loan - Term Loan 5.8%, Due 12/13	1,984,925	1,982,635	1,636,660

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond – 10.1%, Due 12/16	3,000,000	3,008,973	2,041,890

Frontier Drilling USA, Inc. [6] Oil and Gas	Senior Secured Loan - Term B Advance 6.4%, Due 6/13	2,000,000	1,997,971	1,870,000

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Senior Secured Loan - First Lien Tranche A Credit-Linked Deposit 6.2%, Due 6/11	1,257,143	1,221,330	951,657

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Senior Secured Loan - First Lien Tranche B Term Loan 6.2%, Due 6/11	2,694,857	2,618,088	2,040,007

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Junior Secured Loan - Second Lien Term Loan 10.2%, Due 6/12	3,000,000	2,698,234	1,925,010

Gleason Works, The [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan - New US Term Loan 5.4%, Due 6/13	2,437,280	2,444,476	2,077,782

Hawkeye Renewables, LLC [6] Farming and Agriculture	Senior Secured Loan - Term Loan (First Lien) 7.2%, Due 6/12	2,954,887	2,890,637	2,225,680

HMSC Corporation (aka Swett and Crawford) [6] Insurance	Junior Secured Loan - Loan (Second Lien) 9.5%, Due 10/14	5,000,000	4,809,924	4,550,000

Huish Detergents Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan - Loan (Second Lien) 7.0%, Due 10/14	1,000,000	1,000,000	811,660

Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - Initial Term Loan (First Lien) 5.6%, Due 4/14	4,161,071	3,974,689	3,297,649

Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan - Loan (Second Lien) 9.8%, Due 10/14	3,000,000	3,000,000	2,347,500

IAL Acquisition Co. (International Aluminum Corporation) [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan - Term Loan 5.4%, Due 3/13	3,032,063	3,032,063	3,032,063

Infiltrator Systems, Inc. [6] Ecological	Senior Secured Loan - Term Loan 6.2%, Due 9/12	3,940,000	3,928,517	3,928,517

Inmar, Inc. [6] Retail Stores	Senior Secured Loan - Term Loan 5.2%, Due 4/13	3,952,519	3,952,519	3,833,943

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan - 1st Lien Term Loan 6.7%, Due 5/12	$5,850,000	$5,871,834	$5,871,834

Intrapac Corporation/Corona Holdco [6] Containers, Packaging and Glass	Junior Secured Loan - Term Loans (Second Lien) 10.7%, Due 5/13	3,000,000	3,020,892	3,020,892

Jones Stephens Corp. [6] Buildings and Real Estate [4]	Senior Secured Loan - Term Loan 7.5%, Due 9/12	10,206,721	10,180,157	10,180,157

JW Aluminum Company [6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan - Term Loan (2nd Lien) 8.9%, Due 12/13	5,371,429	5,389,559	5,210,286

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan - Loan 8.3%, Due 6/09	5,000,000	5,016,783	5,016,783

KIK Custom Products Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan - Loan (Second Lien) 7.6%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC [6] Utilities	Junior Secured Loan - Loan (Second Lien) 6.2%, Due 8/13	2,000,000	2,016,439	1,890,000

LBREP/L-Suncal Master I LLC [6,10] Buildings and Real Estate [4]	Senior Secured Loan - Term Loan (First Lien) 7.5%, Due 1/10	3,920,000	3,851,470	2,626,400

LBREP/L-Suncal Master I LLC [6,10] Buildings and Real Estate [4]	Junior Secured Loan - Term Loan (Second Lien) 10.5%, Due 1/11	2,000,000	1,924,684	1,100,000

LBREP/L-Suncal Master I LLC [10] Buildings and Real Estate [4]	Junior Secured Loan - Term Loan (Third Lien) 11.7%, Due 2/12	2,332,868	2,332,868	1,283,078

Legacy Cabinets, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - First Lien Term Loan 6.5%, Due 8/12	2,947,500	2,947,500	2,947,500

Levlad, LLC & Arbonne International, LLC [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan - Term Loan 5.2%, Due 3/14	2,891,150	2,891,150	1,821,425

LN Acquisition Corp. (Lincoln Industrial) [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan - Initial Term Loan (Second Lien) 8.7%, Due 1/15	2,000,000	2,000,000	1,970,000

LPL Holdings, Inc. [6] Finance	Senior Secured Loan - Tranche D Term Loan 4.7%, Due 6/13	3,330,229	3,352,925	2,997,206

MCCI Group Holdings, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan - Term Loan (First Lien) 7.3%, Due 12/12	5,944,995	5,926,035	5,926,035

MCCI Group Holdings, LLC [6] Healthcare, Education and Childcare	Junior Secured Loan - Term Loan (Second Lien) 10.3%, Due 6/13	1,000,000	1,000,000	1,000,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Murray Energy Corporation [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan - Tranche B Term Loan (First Lien) 7.9%, Due 1/10	$1,964,557	$1,973,192	$1,812,304

National Interest Security Company, L.L.C. [6] Aerospace and Defense	Senior Secured Loan - Term Loan - 1st Lien 7.8%, Due 12/12	8,393,750	8,393,750	8,393,750

Northeast Biofuels, LP 6 Farming and Agriculture	Senior Secured Loan - Construction Term Loan 7.8%, Due 6/13	1,365,854	1,368,594	1,229,268

Northeast Biofuels, LP 6 Farming and Agriculture	Senior Secured Loan - Synthetic LC Term Loan 5.9%, Due 6/13	536,585	537,662	482,927

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan - Incremental Term Loan Add On 7.4%, Due 6/11	828,651	828,651	828,651

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan - Term Loan 8.4%, Due 6/11	4,097,222	4,075,220	4,075,220

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond – 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Pegasus Solutions, Inc. [6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan - Term Loan 6.0%, Due 4/13	5,740,000	5,740,000	5,740,000

Primus International Inc. [6] Aerospace and Defense	Senior Secured Loan - Term Loan 5.6%, Due 6/12	1,256,100	1,258,501	1,130,490

QA Direct Holdings, LLC [6] Printing and Publishing	Senior Secured Loan - Term Loan 7.2%, Due 8/14	4,974,937	4,928,017	4,928,017

Resco Products, Inc. [6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan - Term Loan (Second Lien) 11.1%, Due 6/14	5,000,000	4,931,673	4,931,673

Rhodes Companies, LLC, The [6] Buildings and Real Estate [4]	Senior Secured Loan - First Lien Term Loan 6.2%, Due 11/10	1,818,182	1,730,974	1,400,000

Rhodes Companies, LLC, The [6] Buildings and Real Estate [4]	Junior Secured Loan - Second Lien Term Loan 10.4%, Due 11/11	2,000,000	2,010,468	1,266,680

San Juan Cable, LLC [6] Broadcasting and Entertainment	Junior Secured Loan - Second Lien Term Loan 8.5%, Due 10/13	3,000,000	2,979,896	2,782,500

Schneller LLC [6] Aerospace and Defense	Senior Secured Loan - Term Loan 6.6%, Due 6/13	4,962,500	4,917,634	4,937,688

Seismic Micro-Technology, Inc. (SMT) [6] Electronics	Senior Secured Loan - Term Loan 6.0%, Due 6/12	992,500	990,175	990,175

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Seismic Micro-Technology, Inc. (SMT) [6] Electronics	Senior Secured Loan - Term Loan 6.0%, Due 6/12	$1,488,750	$1,485,263	$1,485,263

Specialized Technology Resources, Inc. [6] Diversified/Conglomerate Service	Junior Secured Loan - Loan (Second Lien) 9.7%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc. [6] Diversified/Conglomerate Service	Senior Secured Loan - Term Loan (First Lien) 5.2%, Due 6/14	3,960,025	3,960,025	3,960,025

Standard Steel, LLC [6] Cargo Transport	Senior Secured Loan - Delayed Draw Term Loan 5.1%, Due 7/12	823,619	828,919	828,919

Standard Steel, LLC [6] Cargo Transport	Senior Secured Loan - Initial Term Loan 5.2%, Due 7/12	4,086,899	4,113,197	4,113,197

Standard Steel, LLC [6] Cargo Transport	Junior Secured Loan - Loan (Second Lien) 8.7%, Due 7/13	1,750,000	1,759,776	1,759,776

Stolle Machinery Company [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan - First Lien Term Loan 7.9%, Due 9/12	972,537	977,260	957,949

Stolle Machinery Company [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan - Loan (Second Lien) 9.2%, Due 9/13	700,000	710,122	682,500

TPF Generation Holdings, LLC [6] Utilities	Junior Secured Loan - Second Lien Term Loan 6.9%, Due 12/14	2,000,000	2,031,910	1,890,000

TransAxle LLC Automobile	Senior Secured Loan - Revolver 8.0%, Due 8/11	163,636	159,869	163,020

TransAxle LLC [6] Automobile	Senior Secured Loan - Term Loan 7.1%, Due 9/12	2,775,000	2,775,000	2,775,000

TUI University, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan - Term Loan 6.0%, Due 10/14	3,980,000	3,791,729	3,800,900

Twin-Star International, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - Term Loan 5.6%, Due 4/13	4,962,500	4,962,500	4,962,500

United Maritime Group, LLC (fka Teco Transport Corporation) [6] Cargo Transport	Junior Secured Loan - Term Loan (Second Lien) 10.2%, Due 12/13	4,500,000	4,500,000	4,500,000

Water PIK, Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan - Loan (First Lien) 6.1%, Due 6/13	1,980,013	1,967,843	1,940,412

Wesco Aircraft Hardware Corp. [6] Aerospace and Defense	Junior Secured Loan - Second Lien Term Loan 8.5%, Due 3/14	4,132,887	4,165,106	3,895,246

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
WireCo WorldGroup Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment – 11.0%, Due 2/15	$10,000,000	$10,000,000	$10,000,000

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment - 11.0%, Due 2/15	5,000,000	4,770,360	5,000,000

Wolf Hollow I, LP 6 Utilities	Senior Secured Loan - Acquisition Term Loan 4.9%, Due 6/12	781,891	771,392	674,381

Wolf Hollow I, LP 6 Utilities	Senior Secured Loan - Synthetic Letter of Credit 5.0%, Due 6/12	668,412	659,437	551,440

Wolf Hollow I, LP 6 Utilities	Senior Secured Loan - Synthetic Revolver Deposits 4.9%, Due 6/12	167,103	164,859	137,860

Wolf Hollow I, LP 6 Utilities	Junior Secured Loan - Term Loan (Second Lien) 7.2%, Due 12/12	2,683,177	2,688,446	2,186,789

X-Rite, Incorporated [6] Electronics	Junior Secured Loan - Loan (Second Lien) 10.5%, Due 10/13	1,000,000	1,000,000	910,000

X-Rite, Incorporated [6] Electronics	Senior Secured Loan - Term Loan (First Lien) 6.4%, Due 10/12	992,506	987,943	913,106

Total Investment in Debt Securities and Bonds (144% of net asset value at fair value)		$385,888,085	$383,494,311	$363,262,652

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value²
Aerostructures Holdings L.P. [7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000,000

Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	0.0%	42,542	34,135

Coastal Concrete Southeast, LLC [7,8] Buildings and Real Estate [4]	Warrants	3.5%	474,140	—

eInstruction Acquisition, LLC [7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,616	1,079,617

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	1,500,000	1,500,000

Park Avenue Coastal Holding, LLC [7] Buildings and Real Estate [4]	Common Interests	0.0%	1,000,000	—

Total Investment in Equity Securities (1% of net asset value at fair value)			$5,096,298	$3,613,752

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value²
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,468,959	$4,250,000
Katonah III, Ltd.[3]	Preferred Shares	23.1%	4,500,000	1,390,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1%	3,150,000	1,250,000
Katonah V, Ltd.[3]	Preferred Shares	26.7%	3,320,000	919,000
Katonah VII CLO Ltd.[3,9]	Subordinated Securities	16.4%	4,500,000	3,738,000
Katonah VIII CLO Ltd[3,9]	Subordinated Securities	10.3%	3,400,000	3,128,000
Katonah IX CLO Ltd[3,9]	Prefered Shares	6.9%	2,000,000	2,000,000
Katonah X CLO Ltd [3,9]	Subordinated Securities	33.3%	10,916,643	11,875,000
Katonah 2007-I CLO Ltd.[3,9]	Preferred Shares	100.0%	28,989,521	28,859,236

Total Investment in CLO Fund Securities (23% of net asset value at fair value)			$65,245,123	$57,409,236

Affiliate Investments

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value²
Katonah Debt Advisors Asset Management Company	Membership Interests	100.0%	$34,151,495	$63,143,600

PKSI Distressed Investments	Class A Shares	100.0%	898,502	898,502

PKSI Distressed Investments	Class B Shares	35.0%	3,500	3,500

Total Investment in affiliates (25% of net asset value at fair value)			$35,053,497	$64,045,602

Total Investments [5] (193% of net asset value at fair value)			$488,889,229	$488,331,242

[1]

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at March 31, 2008.

[2]	Reflects the fair market value of all existing investments as of March 31, 2008, as determined by our Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2008, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CLO funds.

[5]

The aggregate cost of investments for federal income tax purposes is approximately $489 million. The aggregate gross unrealized appreciation is approximately $30 million and the aggregate gross unrealized depreciation is approximately $31 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	Warrants having a strike price of $0.01 and expiration date of March 2017.
[9]	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.
[10]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of December 31, 2007

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Revolving Loan 7.5%, Due 6/13	$—	$—	$—

Advanced Lighting Technologies, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan—Second Lien Term Loan Note 11.1%, Due 6/14	5,000,000	4,990,905	5,000,000

Advanced Lighting Technologies, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan (First Lien) 7.9%, Due 6/13	3,573,000	3,573,000	3,573,000

Advanced Lighting Technologies, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Deferred Draw Term Loan (First Lien) 7.5%, Due 6/13	650,268	650,268	650,268

Aero Products International, Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 8.8%, Due 4/12	3,700,000	3,700,000	3,681,500

Aerostructures Acquisition LLC [6] Aerospace and Defense	Senior Secured Loan—Delayed Draw Term Loan 7.9%, Due 3/13	500,000	500,000	497,500

Aerostructures Acquisition LLC [6] Aerospace and Defense	Senior Secured Loan—Term Loan 7.8%, Due 3/13	6,378,125	6,378,125	6,378,125

AGA Medical Corporation [6] Healthcare , Education and Childcare	Senior Secured Loan—Tranche B Term Loan 7.2%, Due 4/13	3,832,209	3,829,343	3,654,970

AGS LLC [6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Delayed Draw Term Loan 7.7%, Due 5/13	579,194	562,331	550,234

AGS LLC [6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Initial Term Loan 7.9%, Due 5/13	4,802,419	4,732,592	4,562,298

Allen-Vanguard Corporation [3] Aerospace and Defense	Senior Secured Loan—US Term Loan 12.0%, Due 9/12	2,309,736	2,277,028	2,277,028

AmerCable Incorporated [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Initial Term Loan 8.4%, Due 6/14	6,965,000	6,965,000	6,965,000

Astoria Generating Company Acquisitions, LLC [6] Utilities	Junior Secured Loan—Second Lien Term Loan C 8.7%, Due 8/13	4,000,000	4,049,430	3,900,000

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Atlantic Marine Holding Company [6] Cargo Transport	Senior Secured Loan—Term Loan 7.1%, Due 3/14	$1,739,465	$1,750,599	$1,730,768

Aurora Diagnostics, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan—Tranche A Term Loan (First Lien) 9.0%, Due 12/12	4,060,000	4,010,521	4,019,823

Awesome Acquisition Company (CiCi’s Pizza) [6] Personal, Food and Miscellaneous Services	Junior Secured Loan—Term Loan (Second Lien) 9.8%, Due 6/14	4,000,000	3,973,451	3,820,000

AZ Chem US Inc. [6] Chemicals, Plastics and Rubber	Junior Secured Loan—Second Lien Term Loan 10.6%, Due 2/14	4,000,000	3,956,582	3,220,000

Bankruptcy Management Solutions, Inc. [6] Diversified/Conglomerate Service	Senior Secured Loan—First Lien Term Loan 7.6%, Due 7/12	1,975,000	1,987,070	1,846,625

Bankruptcy Management Solutions, Inc. [6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 11.1%, Due 7/13	2,468,750	2,505,651	1,987,344

Bay Point Re Limited 3 6 Insurance	Senior Secured Loan—Loan 9.6%, Due 12/10	3,000,000	3,019,487	3,019,487

Bicent Power LLC [6] Utilities	Junior Secured Loan—Advance (Second Lien) 8.8%, Due 12/14	4,000,000	4,000,000	3,730,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Term Loan A 10.1%, Due 11/11	3,733,691	3,733,691	3,733,691

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Revolving Loan 9.7%, Due 11/10	375,000	375,000	375,000

Caribe Information Investments Incorporated [6] Printing and Publishing	Senior Secured Loan—Term Loan 7.3%, Due 3/13	2,815,534	2,803,185	2,709,951

Cast & Crew Payroll, LLC (Payroll Acquisition) [6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Initial Term Loan 7.8%, Due 9/12	10,608,400	10,647,600	10,647,600

CEI Holdings, Inc. (Cosmetic Essence) [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 7.5%, Due 3/14	1,850,051	1,751,546	1,665,046

Centaur, LLC [6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Term Loan (First Lien) 8.8%, Due 10/12	4,122,807	4,069,243	3,978,509

Centaur, LLC [6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Delayed Draw Term Loan 8.7%, Due 10/12	—	—	—

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment - Senior Subordinated Notes 15.5%, Due 6/13	10,127,500	9,945,201	9,945,201

Clarke American Corp. [6] Printing and Publishing	Senior Secured Loan—Tranche B Term Loan 7.3%, Due 6/14	2,985,000	2,985,000	2,693,963

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Clayton Holdings, Inc [6] Finance	Senior Secured Loan—Term Loan 7.0%, Due 12/11	$614,320	$616,752	$552,888

Coastal Concrete Southeast, LLC Buildings and Real Estate [4]	Mezzanine Investment—Mezzanine Term Loan 15.0%, Due 3/13	8,120,914	7,711,760	8,120,914

Concord Re Limited [3] Insurance	Senior Secured Loan—Term Loan 9.2%, Due 2/12	3,000,000	3,024,013	3,000,000

CST Industries, Inc. [6] Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 7.9%, Due 8/13	987,500	990,623	990,623

DaimlerChrysler Financial Services Americas LLC [6] Finance	Senior Secured Loan—Term Loan (First Lien) 9.0%, Due 8/12	1,995,000	1,903,193	1,923,519

Dealer Computer Services, Inc. (Reynolds & Reynolds) [6] Electronics	Junior Secured Loan—Term Loan (Third Lien) 12.3%, Due 4/14	3,500,000	3,537,846	3,491,250

Dealer Computer Services, Inc. (Reynolds & Reynolds) [6] Electronics	Junior Secured Loan—Term Loan (Second Lien) 10.3%, Due 10/13	1,000,000	1,009,544	990,000

Delta Educational Systems, Inc. [6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 8.3%, Due 6/12	2,876,053	2,876,053	2,876,053

DeltaTech Controls, Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Term Loan (First Lien) 8.0%, Due 7/14	4,000,000	3,980,991	3,980,991

DeltaTech Controls, Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 11.7%, Due 1/15	2,000,000	1,961,246	1,961,246

Dresser, Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 11.1%, Due 5/15	3,000,000	2,959,031	2,861,250

Edgestone CD Acquisition Corp. (Custom Direct) [6] Printing and Publishing	Junior Secured Loan—Loan (Second Lien) 10.8%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct) [6] Printing and Publishing	Senior Secured Loan—Term Loan (First Lien) 7.6%, Due 12/13	4,975,000	4,980,828	4,980,828

eInstruction Corporation [6] Healthcare, Education and Childcare	Junior Secured Loan—Second Lien Term Loan (Dec. 2007) 12.5%, Due 7/14	10,000,000	10,000,000	10,000,000

eInstruction Corporation [6] Healthcare, Education and Childcare	Senior Secured Loan—Initial Term Loan (Dec. 2007) 9.0%, Due 7/13	4,970,013	4,970,013	4,970,013

Emerson Reinsurance Ltd. [3] Insurance	Senior Secured Loan—Series C Loan 10.2%, Due 12/11	3,000,000	3,000,000	2,985,000

Endeavor Energy Resources, L.P. Oil and Gas	Junior Secured Loan—Second Lien Term Loan 9.6%, Due 3/12	4,000,000	4,000,000	4,000,000

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Fasteners For Retail, Inc. [6] Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 7.9%, Due 12/12	$7,926,391	$7,940,720	$7,728,231

FD Alpha Acquisition LLC (Fort Dearborn) [6] Printing and Publishing	Senior Secured Loan—US Term Loan 8.3%, Due 11/12	915,400	915,400	901,669

First American Payment Systems, L.P. [6] Finance	Senior Secured Loan—Term Loan 8.2%, Due 10/13	3,694,000	3,694,000	3,601,650

Flatiron Re Ltd. [3] Insurance	Senior Secured Loan—Closing Date Term Loan 9.1%, Due 12/10	3,664,488	3,691,697	3,646,165

Flatiron Re Ltd. [3] Insurance	Senior Secured Loan—Delayed Draw Term Loan 9.1%, Due 12/10	1,774,986	1,788,166	1,766,111

Ford Motor Company [6] Automobile	Senior Secured Loan—Term Loan 8.0%, Due 12/13	1,989,950	1,987,554	1,845,678

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond—10.125% - 12/2016 - 35687MAP2 10.1%, Due 12/16	3,000,000	3,009,230	2,490,000

Frontier Drilling USA, Inc. [6] Oil and Gas	Senior Secured Loan—Term B Advance 8.7%, Due 6/13	2,000,000	1,997,874	1,960,000

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Senior Secured Loan—First Lien Tranche A Credit-Linked Deposit 8.2%, Due 6/11	1,257,143	1,218,578	1,026,143

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Senior Secured Loan—First Lien Tranche B Term Loan 8.3%, Due 6/11	2,701,714	2,618,835	2,205,274

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Junior Secured Loan—Second Lien Term Loan 12.3%, Due 6/12	3,000,000	2,680,274	1,925,010

Gleason Works, The [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—New US Term Loan 6.8%, Due 6/13	2,437,280	2,444,818	2,324,556

Hawkeye Renewables, LLC [6] Farming and Agriculture	Senior Secured Loan—Term Loan (First Lien) 9.0%, Due 6/12	2,962,406	2,894,213	2,346,640

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 7.7%, Due 3/13	1,262,594	1,266,540	1,208,403

HMSC Corporation (aka Swett and Crawford) [6] Insurance	Junior Secured Loan—Loan (Second Lien) 10.7%, Due 10/14	5,000,000	4,803,383	4,550,000

Huish Detergents Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 9.1%, Due 10/14	1,000,000	1,000,000	811,660

Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Initial Term Loan (First Lien) 7.4%, Due 4/14	4,161,071	3,947,013	3,682,548

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan—Loan (Second Lien) 11.6%, Due 10/14	$3,000,000	$3,000,000	$2,430,000

Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Delayed Draw Term Loan 7.2%, Due 4/14	—	—	—

IAL Acquisition Co. (International Aluminum Corporation) [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Term Loan 7.6%, Due 3/13	4,039,700	4,039,700	4,039,700

Infiltrator Systems, Inc. [6] Ecological	Senior Secured Loan—Term Loan 8.4%, Due 9/12	3,950,000	3,937,850	3,937,850

Inmar, Inc. [6] Retail Stores	Senior Secured Loan—Term Loan 7.3%, Due 4/13	4,962,500	4,962,500	4,813,625

Intrapac Corporation/Corona Holdco [6] Containers, Packaging and Glass	Senior Secured Loan—1st Lien Term Loan 8.5%, Due 5/12	5,850,000	5,873,152	5,873,152

Intrapac Corporation/Corona Holdco [6] Containers, Packaging and Glass	Junior Secured Loan—Term Loans (Second Lien) 12.5%, Due 5/13	3,000,000	3,021,907	3,021,907

Jones Stephens Corp. [6] Buildings and Real Estate [4]	Senior Secured Loan—Term Loan 8.8%, Due 9/12	10,245,530	10,217,367	10,217,367

JW Aluminum Company [6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—Term Loan (2nd Lien) 11.1%, Due 12/13	5,371,429	5,390,350	5,210,286

Kepler Holdings Limited [3] Insurance	Senior Secured Loan—Loan 10.3%, Due 6/09	3,000,000	3,000,000	2,985,000

Kepler Holdings Limited 3 6 Insurance	Senior Secured Loan—Loan 10.3%, Due 6/09	2,000,000	2,020,139	1,990,000

KIK Custom Products Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 9.8%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan—Loan (Second Lien) 8.3%, Due 8/13	2,000,000	2,017,210	1,890,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate [4]	Junior Secured Loan—Term Loan (Third Lien) 13.8%, Due 2/12	2,254,068	2,254,068	2,006,120

LBREP/L-Suncal Master I LLC [6] Buildings and Real Estate [4]	Senior Secured Loan—Term Loan (First Lien) 8.2%, Due 1/10	3,920,000	3,842,022	3,567,200

LBREP/L-Suncal Master I LLC [6] Buildings and Real Estate [4]	Junior Secured Loan—Term Loan (Second Lien) 12.2%, Due 1/11	2,000,000	1,918,000	1,780,000

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—First Lien Term Loan 8.6%, Due 8/12	2,955,000	2,955,000	2,955,000

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Levlad, LLC & Arbonne International, LLC [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 7.2%, Due 3/14	$2,898,451	$2,898,451	$2,266,589

LN Acquisition Corp. (Lincoln Industrial) [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Initial Term Loan (Second Lien) 10.9%, Due 1/15	2,000,000	2,000,000	1,970,000

LPL Holdings, Inc. [6] Finance	Senior Secured Loan—Tranche D Term Loan 6.8%, Due 6/13	5,338,639	5,376,752	5,131,767

MCCI Group Holdings, LLC [6] Healthcare, Education and Childcare	Junior Secured Loan—Term Loan (Second Lien) 12.7%, Due 6/13	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 9.4%, Due 12/12	5,960,018	5,940,018	5,960,018

Murray Energy Corporation [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Tranche B Term Loan (First Lien) 7.9%, Due 1/10	1,969,620	1,979,459	1,890,835

National Interest Security Company, L.L.C. [6] Aerospace and Defense	Senior Secured Loan—Term Loan 9.7%, Due 12/12	5,000,000	5,000,000	5,000,000

Northeast Biofuels, LP [6] Farming and Agriculture	Senior Secured Loan—Construction Term Loan 8.5%, Due 6/13	1,365,854	1,368,725	1,229,268

Northeast Biofuels, LP [6] Farming and Agriculture	Senior Secured Loan—Synthetic LC Term Loan 8.1%, Due 6/13	536,585	537,713	482,927

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan—Incremental Term Loan Add On 8.5%, Due 6/11	856,741	856,741	856,741

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan—Term Loan 8.4%, Due 6/11	4,236,111	4,211,616	4,211,616

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond—10.500% - 04/2015 - 705908AA9 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Pegasus Solutions, Inc. [6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Term Loan 8.1%, Due 4/13	5,755,000	5,755,000	5,755,000

Primus International Inc. [6] Aerospace and Defense	Senior Secured Loan—Term Loan 7.7%, Due 6/12	3,259,279	3,265,878	3,177,797

QA Direct Holdings, LLC [6] Printing and Publishing	Senior Secured Loan—Term Loan 9.6%, Due 8/14	4,987,469	4,938,587	4,950,063

Resco Products, Inc. [6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—2nd Lien Term Loan 13.1%, Due 6/14	5,000,000	4,928,938	4,928,938

Rhodes Companies, LLC, The [6] Buildings and Real Estate [4]	Senior Secured Loan—First Lien Term Loan 8.3%, Due 11/10	1,878,788	1,780,166	1,647,077

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Rhodes Companies, LLC, The [6] Buildings and Real Estate [4]	Junior Secured Loan—Second Lien Term Loan 12.6%, Due 11/11	$2,000,000	$2,011,185	$1,266,680

San Juan Cable, LLC [6] Broadcasting and Entertainment	Junior Secured Loan—Second Lien Term Loan 10.7%, Due 10/13	3,000,000	2,978,999	2,782,500

Schneller LLC [6] Aerospace and Defense	Senior Secured Loan—First Lien Term Loan 8.7%, Due 6/13	4,975,000	4,927,882	4,950,125

Seismic Micro-Technology, Inc. (SMT) [6] Electronics	Senior Secured Loan—Term Loan 7.6%, Due 6/12	995,000	992,532	992,532

Seismic Micro-Technology, Inc. (SMT) [6] Electronics	Senior Secured Loan—Term Loan 7.6%, Due 6/12	1,492,500	1,488,798	1,488,798

Sorenson Communications, Inc. [6] Electronics	Senior Secured Loan—Tranche C Term Loan 7.4%, Due 8/13	2,791,551	2,807,105	2,720,897

Specialized Technology Resources, Inc. [6] Diversified/Conglomerate Service	Senior Secured Loan—Term Loan (First Lien) 7.3%, Due 6/14	5,970,000	5,970,000	5,970,000

Specialized Technology Resources, Inc. [6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 11.8%, Due 12/14	7,500,000	7,500,000	7,500,000

Standard Steel, LLC [6] Cargo Transport	Senior Secured Loan—Delayed Draw Term Loan 7.4%, Due 7/12	825,699	831,324	831,324

Standard Steel, LLC [6] Cargo Transport	Senior Secured Loan—Initial Term Loan 7.3%, Due 7/12	4,097,298	4,125,208	4,125,208

Standard Steel, LLC [6] Cargo Transport	Junior Secured Loan—Loan (Second Lien) 10.8%, Due 7/13	1,750,000	1,760,240	1,760,240

Stolle Machinery Company [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Loan (Second Lien) 11.4%, Due 9/13	1,000,000	1,015,115	975,000

Stolle Machinery Company [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—First Lien Term Loan 7.9%, Due 9/12	1,975,000	1,985,124	1,945,375

TLC Funding Corp. [6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 9.9%, Due 5/12	3,930,000	3,850,590	3,959,475

TPF Generation Holdings, LLC [6] Utilities	Junior Secured Loan - Second Lien Term Loan 9.1%, Due 12/14	2,000,000	2,033,096	1,890,000

TransAxle LLC Automobile	Senior Secured Loan—Revolver 8.2%, Due 8/11	490,909	486,678	488,832

TransAxle LLC [6] Automobile	Senior Secured Loan—Term Loan 9.2%, Due 9/12	2,812,500	2,812,500	2,812,500

TUI University, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 8.1%, Due 10/14	3,990,000	3,794,292	3,810,450

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Twin-Star International, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan 7.8%, Due 4/13	$4,975,000	$4,975,000	$4,975,000

United Maritime Group, LLC (fka Teco Transport Corporation) [6] Cargo Transport	Junior Secured Loan—Term Loan (Second Lien) 12.8%, Due 12/13	4,500,000	4,500,000	4,511,250

United Maritime Group, LLC (fka Teco Transport Corporation) [6] Cargo Transport	Senior Secured Loan—1st Lien Term Loan 9.0%, Due 12/12	2,000,000	2,000,000	2,000,000

Water PIK, Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Loan (First Lien) 8.2%, Due 6/13	2,985,000	2,965,778	2,925,300

Wesco Aircraft Hardware Corp. [6] Aerospace and Defense	Junior Secured Loan—Second Lien Term Loan 10.6%, Due 3/14	4,132,887	4,166,447	4,132,887

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment—11.000%—02/2015—97654JAB9 11.0%, Due 2/15	5,000,000	4,762,014	5,000,000

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment—11.000%—02/2015—97654JAA1 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

Wolf Hollow I, LP [6] Utilities	Junior Secured Loan—Term Loan (Second Lien) 9.3%, Due 12/12	2,683,177	2,688,724	2,555,726

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan—Acquisition Term Loan 7.1%, Due 6/12	783,980	772,832	733,021

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan—Synthetic Letter of Credit 7.1%, Due 6/12	668,412	658,900	618,280

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan—Synthetic Revolver Deposits 7.1%, Due 6/12	167,103	164,727	154,570

X-Rite, Incorporated [6] Electronics	Senior Secured Loan—Term Loan (First Lien) 8.5%, Due 10/12	1,995,000	1,985,328	1,985,025

X-Rite, Incorporated [6] Electronics	Junior Secured Loan—Loan (Second Lien) 12.4%, Due 10/13	1,000,000	1,000,000	1,000,000

Total Investment in Debt Securities and Bonds (158% of net asset value at fair value)		$426,014,170	$423,439,764	$410,954,082

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value [2]
Aerostructures Holdings L.P. Aerospace and Defense	Partnership Interest	1.2%	$1,000,000	$1,000,000
eInstruction Acquisition, LLC Healthcare, Education and Childcare	Membership Units	1.1%	1,069,810	1,069,810
FP WRCA Coinvestment Fund VII, Ltd. [3] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	1,500,000	1,500,000
Park Avenue Coastal Holding, LLC Buildings and Real Estate [4]	Common Interests	2.0%	1,000,000	803,000
Coastal Concrete Southeast, LLC Buildings and Real Estate [4,7]	Warrants [8]	0.9%	474,140	379,440

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,043,950	$4,752,250

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value [2]
Grant Grove CLO, Ltd. [3]	Subordinated Securities	22.2%	$4,415,580	$4,250,000
Katonah III, Ltd. [3]	Preferred Shares	23.1%	4,500,000	2,810,000
Katonah IV, Ltd. [3]	Preferred Shares	17.1%	3,150,000	2,420,000
Katonah V, Ltd. [3]	Preferred Shares	26.7%	3,320,000	420,000
Katonah VII CLO Ltd. [3,9]	Subordinated Securities	16.4%	4,500,000	3,950,000
Katonah VIII CLO Ltd [3,9]	Subordinated Securities	10.3%	3,400,000	3,290,000
Katonah IX CLO Ltd [3,9]	Preferred Shares	6.9%	2,000,000	2,000,000
Katonah X CLO Ltd [3,9]	Subordinated Securities	33.3%	10,775,684	11,880,000

Total Investment in CLO Fund Securities (12% of net asset value at fair value)			$36,061,264	$31,020,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value [2]
Katonah Debt Advisors Asset Management Company	Membership Interests	100.0%	$33,394,995	$58,510,360
PKSI Distressed Investments	Class A Shares	100.0%	71,500	71,500
PKSI Distressed Investments	Class B Shares	35.0%	3,500	3,500

Total Investment in Portfolio Companies (23% of net asset value at fair value)			$33,469,995	$58,585,360

Total Investments [5]			$498,014,973	$505,311,692

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

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Per Share Data:
Net asset value, at beginning of period	$14.38	$14.29
Net investment income (1)	0.49	0.27
Net realized gains	(0.04)	—
Net change in unrealized appreciation on investments	(0.50)	0.50

Net increase in net assets resulting from operations	$(0.05)	$0.77

Distribution from net investment income and realized gains	(0.41)	(0.29)
Issuance of common stock under dividend reinvestment plan	0.05	0.00
Stock based compensation expense	0.01	0.01

Net asset value, end of period	$13.98	$14.78

Total net asset value return (2)	0.1%	5.5%

Ratio/Supplemental Data:
Per share market value at beginning of period	$12.00	$17.30
Per share market value at end of period	$10.38	$16.00
Total market return (3)	(10.1)%	(5.8)%
Shares outstanding at end of period	18,094,306	17,946,333
Net assets at end of period	$252,893,283	$265,291,995
Portfolio turnover rate (4)	9.1%	8.9%
Average debt outstanding	$254,945,055	$3,833,333
Average debt outstanding per share	$14.09	$0.21
Ratio of net investment income to average net assets (5)	13.7%	7.4%
Ratio of interest expense to average net assets (5)	5.2%	0.2%
Ratio of non-interest expenses to average net assets (5)	3.5%	2.4%
Ratio of total expenses to average net assets (5)	8.7%	2.6%

[1]	Based on weighted average number of common shares outstanding for the period.
[2]

Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.

[3]	Total market return (not annualized) equals the change in the ending market value over the beginning of period price per share plus dividends, divided by the beginning price.
[4]	Not annualized.
[5]	Annualized.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. Katonah Debt Advisors manages CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of March 31, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management.

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

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).

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

Loans and Debt Securities. For loans and debt securities for which market quotations are readily available, such as broadly syndicated term loans and bonds, fair value generally is equal to the market price for those loans and securities. For loans and debt securities for which a market quotation is not readily available, such as middle market term loans, second lien term loans and mezzanine debt investments, fair value is determined by evaluating the borrower’s enterprise value and other methodologies generally used to determine fair value. The analysis of enterprise value or overall financial condition or other factors or methodologies may lead to a determination of fair value at a different amount other than cost; as a general rule, the Company will value such loans or debt securities at cost, however such loans and debt securities will be subject to fair value write-downs when the asset is considered impaired.

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

CLO Fund Securities. The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies (collectively “CLO Investments”). The Company distinguishes CLO funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The Company’s CLO Investments relate exclusively to credit instruments issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages, or consumer borrowings. It is the Company’s intention that its aggregate CLO Investments generally not exceed 10% of the Company’s total investment portfolio. As of March 31, 2008, CLO Investments represented approximately 12% of the Company’s investment portfolio.

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there are negligible net cash distributions to the class of securities owned by the Company, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment. The Company determines the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to the Company’s Board of Directors which consisted of certain limited procedures that the Company’s Board of Directors identified and requested them to perform. For the preceding twelve months ended March 31, 2008, the Company’s Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on 31 investments comprising approximately 45% of the total investments at fair value as of March 31, 2008 for which market or third party quotations are not readily available. For the year ended December 31, 2007, the Company’s Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on 21 investments comprising approximately 44% of the total investments at fair value as of December 31, 2007 for which market or third party quotations were not readily available. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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

Interest Income. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2008, one issuer representing 1% of total investments at fair value was considered in default.

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

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At March 31, 2008, there was an unamortized debt issuance cost of approximately $2 million included in other assets in the accompanying balance sheet. Amortization expense for the three months ended March 31, 2008 and 2007 was approximately $105,000 and $31,000, respectively.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$195,252	$13,949,008
Denominator for basic weighted average shares:	18,074,944	17,946,333
Dilutive effect of stock options:	—	11,269

Denominator for diluted weighted average shares: [1]	18,074,944	17,957,602

Basic net increase in stockholders’ equity resulting from operations per share:	$0.01	$0.78
Diluted net increase in stockholders’ equity resulting from operations per share:	$0.01	$0.78

[1]	All stock options outstanding are anti-dilutive.

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

The following table shows the Company’s portfolio by security type at March 31, 2008 and December 31, 2007:

	March 31, 2008 (unaudited)			December 31, 2007
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Senior Secured Loan	$225,375,892	$216,134,353	85%	$265,390,844	$260,138,674	100%
Junior Secured Loan	120,416,250	110,598,378	44	120,620,715	113,259,293	44
Mezzanine Investment	32,693,197	32,488,031	13	32,418,975	33,066,115	12
Senior Subordinated Bond	3,008,972	2,041,890	1	3,009,230	2,490,000	1
Senior Unsecured Bond	2,000,000	2,000,000	1	2,000,000	2,000,000	1
CLO Fund Securities	65,245,123	57,409,236	23	36,061,264	31,020,000	12
Equity Securities	5,096,298	3,613,752	1	5,043,950	4,752,250	2
Affiliate Asset Managers	35,053,497	64,045,602	25	33,469,995	58,585,360	23

Total	$488,889,229	$488,331,242	193%	$498,014,973	$505,311,692	195%

[1]	Calculated as a percentage of net asset value at fair value.

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008			December 31, 2007
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$33,097,914	$32,810,682	13%	$32,583,716	$32,481,819	13%
Asset Management Companies [2]	35,053,497	64,045,602	25	33,469,995	58,585,360	23
Automobile	4,917,504	4,574,680	2	5,286,731	5,147,010	2
Beverage, Food and Tobacco	—	—	—	—	—	—
Broadcasting and Entertainment	2,979,896	2,782,500	1	2,978,999	2,782,500	1
Buildings and Real Estate [3]	37,895,281	30,191,050	12	37,726,396	34,944,226	13
Cargo Transport	12,947,635	12,928,299	5	14,967,369	14,958,789	6
Chemicals, Plastics and Rubber	3,958,338	3,220,000	1	3,956,582	3,220,000	1
CLO Fund Securities	65,245,123	57,409,236	23	36,061,264	31,020,000	12
Containers, Packaging and Glass	8,892,726	8,892,726	4	8,895,059	8,895,059	3
Diversified/Conglomerate Manufacturing	5,910,185	5,778,903	2	8,931,343	8,718,855	3
Diversified/Conglomerate Service	15,939,074	15,215,338	6	17,962,721	17,303,969	7
Ecological	3,928,517	3,928,517	2	3,937,850	3,937,850	2
Electronics	12,017,843	10,821,684	4	15,830,382	15,158,502	6
Farming and Agriculture	4,796,894	3,937,875	2	4,800,651	4,058,835	2
Finance	9,208,911	8,508,778	3	11,590,697	11,209,824	4
Healthcare, Education and Childcare	37,883,503	37,555,186	15	46,715,870	46,637,705	18
Home and Office Furnishings, Housewares, and Durable Consumer Goods	22,605,963	21,283,367	8	24,091,185	23,265,816	9
Hotels, Motels, Inns and Gaming	7,646,033	7,116,696	3	9,364,165	9,091,041	4
Insurance	16,017,785	15,757,861	6	24,346,884	23,941,763	9
Leisure, Amusement, Motion Pictures, Entertainment	18,385,533	18,385,533	7	18,402,600	18,402,600	7
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	37,242,046	36,756,252	15	39,573,338	39,483,418	15
Mining, Steel, Iron and Non-Precious Metals	15,326,487	14,986,325	6	16,338,446	16,069,759	6
Oil and Gas	5,997,971	5,870,000	2	5,997,874	5,960,000	2
Personal and Non Durable Consumer Products (Mfg. Only)	16,210,065	13,234,349	5	17,315,776	14,750,095	6
Personal, Food and Miscellaneous Services	14,044,450	13,889,970	5	13,918,651	13,765,201	5
Personal Transportation	—	—	—	—	—	—
Printing and Publishing	20,407,804	19,655,421	8	21,622,999	21,236,473	8
Retail Stores	3,952,519	3,833,943	2	4,962,500	4,813,625	2
Utilities	16,379,732	14,960,469	6	16,384,930	15,471,598	6

Total	$488,889,229	$488,331,242	193%	$498,014,973	$505,311,692	195%

[1]	Calculated as a percentage of net asset value at fair value.
[2]	Represents Katonah Debt Advisors and affiliate asset managers.
[3]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2008 and December 31, 2007, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

The Company may invest up to 30% of the investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. The Company expects that these public companies generally will have debt that is non-investment grade. The Company also may invest in debt of middle market companies located outside of the United States, which investments (excluding the Company’s investments in CLO Funds) are generally not anticipated to be in excess of 10% of the investment portfolio at the time such investments are made. As a result of regulatory restrictions, the Company is not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At March 31, 2008 and December 31, 2007, approximately 15% and 11%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 12% and 6% of its portfolio on such dates).

At March 31, 2008 and December 31, 2007, the Company’s ten largest portfolio companies represented approximately 35% and 29%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 13% and 12% of the total fair value of the Company’s investments at March 31, 2008 and December 31, 2007, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 18% and 17% of the total fair value of our investments at March 31, 2008 and December 31, 2007, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies. It is the Company’s intention that its aggregate CLO Investments generally not exceed 10% of the Company’s total investment portfolio. Preferred shares or subordinated securities issued by CLO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders and CLO Fund expenses. CLO Funds managed by Katonah Debt Advisors (“CLO fund securities managed by affiliate”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred stock.

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

As of March 31, 2008, all of the CLO Funds in which the Company holds investments maintained the original issue credit ratings on all rated classes of their securities and were continuing to make cash payments to all classes of investors. As of March 31, 2008, the Company’s seasoned CLO Fund securities had an average annual cash yield of approximately 28%.

The subordinated securities and preferred stock securities are considered equity positions in the CLO Funds and, as of March 31, 2008 and December 31, 2007, the Company had approximately $57 million and $31 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of March 31, 2008 was approximately $65 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $8 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2007 was approximately $36 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $5 million.

Fair Value Measurements

The Company adopted SFAS No. 157 as of January 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories.

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include illiquid corporate loans and bonds and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable-market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation process.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the fair value of investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2008:

	Level I	Level II	Level III	Total
Debt securities	$—	$—	$363,262,652	$363,262,652
CLO fund securities	—	—	57,409,236	57,409,236
Equity securities	—	—	3,613,752	3,613,752
Asset manager affiliates	—	—	64,045,602	64,045,602

The following table summarizes the Level III investments by valuation methodology as of March 31, 2008:

Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	11%	—%	—%	—%	11%
Public / private company comparables	63	—	—	13	76
Discounted cash flow	—	12	—	—	12
Residual enterprise value	—	—	1	—	1

Total	74%	12%	1%	13%	100%

As a BDC, it is required that the Company invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, most, if not all, of the Company’s investments at any given time will most likely be deemed Level III investments. The Company believes that investments classified as Level III for SFAS No. 157 have a further hierarchal framework which prioritizes and ranks such valuations based on the degree of independent and observable inputs, objectivity of data and models and the level of judgment required to adjust comparable data. The hierarchy of such methodologies are presented in the above table and discussed below in descending rank.

Investment values derived by a third party pricing service are deemed Level III values since such values are not traded on an active public exchange and generally represent a traded or broker quote on an asset that is infrequently traded.

Values derived for debt securities using public/private company comparables generally utilize market-observable data from such comparables and specific, non-observable financial measures (such as earnings or cash flows) for the private, underlying company/issuer. Such non-observable company/issuer data is typically provided on a monthly basis, is certified as correct by the management of the company/issuer and audited by an independent accounting firm on an annual basis. Since such private company/issuer data is not publicly available it is not deemed market-observable data and, as a result, such investment values are grouped as Level III assets.

Values derived for asset manager affiliates using public/private company comparables generally utilize market-observable data from such comparables and specific, non-observable financial measures (such as assets under management, historical and prospective earnings) for the asset manager affiliate. The Company recognizes that comparable asset managers may not be fully comparable to its asset manager affiliates and typically identifies a range of performance measures and/or adjustments within the comparable population for which to determine value. Since any such ranges and adjustments are entity specific they are not considered market-observable data and thus require a Level III grouping.

Values derived through use of discounted cash flow models and residual enterprise value models typically have little, if any, market activity or market-observable data for such investments. Such investments are grouped as Level III assets.

The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows:

	Three Months Ended March 31, 2008
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	128,116	324,623	—	—	452,739
Purchases (sales), net	(39,347,256)	28,859,236	52,348	1,583,502	(8,852,170)
Total gain (loss) realized and unrealized included in earnings	(8,472,290)	(2,794,623)	(1,190,846)	3,876,740	(8,581,019)

Balance, March 31, 2008	$363,262,652	$57,409,236	$3,613,752	$64,045,602	$488,331,242

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,745,977)	$(2,794,623)	$(1,190,846)	$3,876,740	$(7,854,706)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of March 31, 2008, Katonah Debt Advisors and its affiliates had approximately $2.3 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At March 31, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $63 million. As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management, and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred stock.

On January 2, 2008, the Company acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, the Company acquired approximately $60 million of fee paying assets under management. The Company has integrated the Scott’s Cove business within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and the Company expects these individuals will assist the Company in structuring, raising and investing new funds to be managed by Katonah Debt Advisors.

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

At March 31, 2008 and at December 31, 2007 a net amount due from affiliates totaled approximately $150,000 and approximately $541,000, respectively.

Summarized financial information for Katonah Debt Advisors follows:

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)	(Unaudited)
Assets:
Current assets	$5,725,255	$7,035,155
Noncurrent assets	2,015,523	396,111

Total assets	$7,740,778	$7,431,266

Liabilities:
Current liabilities	3,213,466	4,254,202

Total liabilities	$3,213,466	$4,254,202

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Gross revenue	$4,035,199	$2,168,664
Total expenses	(3,090,877)	(1,680,949)

Net income (loss)	$944,322	$487,715

Dividends declared	$350,000	$—

Cumulative undistributed net income	$2,779,466	$415,005

The Company intends to distribute the accumulated net income of Katonah Debt Advisors in the future.

Distressed Debt Platform

In December 2007, the Company committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz named Panagos and Katz Situational Investing (“PKSI”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. The Company expects that funds managed by PKSI will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. The Company also expects that PKSI may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. The Company has committed to invest up to $2.5 million directly in PKSI through an investment in Class A shares. The Company has a 35% economic interest in PKSI through its investment in Class B shares on which it will receive its pro rata share of PKSI’s operating income and may make an investment of up to $25 million in the funds managed by PKSI on which the Company will receive investment income. PKSI may also source distressed debt opportunities in which we may make direct investments. As of March 31, 2008, the Company funded approximately $900,000 of its $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI. As of March 31, 2008, PKSI had no significant operations.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2008	As of December 31, 2007
	(unaudited)
Secured revolving credit facility, $275 million commitment due October 1, 2012	$250,000,000	$255,000,000

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

The weighted average daily debt balance for the three months ended March 31, 2008 and 2007 was approximately $255 million and $4 million, respectively. For the three months ended March 31, 2008 and 2007, the weighted average interest rate on weighted average outstanding borrowings was approximately 4.1 % and 5.4%, respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of March 31, 2008, the Company had restricted cash balances of approximately $7 million which it maintained in accordance with the terms of the Facility. A portion of these funds, approximately $3 million, was released to the Company in April 2008.

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

For the quarter ended March 31, 2008, the Company declared a dividend on March 14, 2008 of $0.41 per share for a total of approximately $7 million. The record date was April 8, 2008 and the dividend was distributed on April 28, 2008.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the three months ended March 31, 2008:

Three Months Ended March 31, 2008
(Unaudited)
Pre-tax net increase in stockholders’ equity resulting from operations	$195,252
Net unrealized losses on investments transactions not taxable	7,854,706
Expenses not currently deductible	(207,280)

Taxable income before deductions for distributions	$7,842,678

Taxable income before deductions for distributions per outstanding share	$0.43

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2008 and December 31, 2007, the Company had committed to make a total of approximately $3 million and $4 million, respectively, of investments in various revolving senior secured loans, of which approximately $560,000 was funded as of March 31, 2008 and $865,000 was funded as of December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had committed to make a total of approximately $7 million and $8 million, respectively, of investments in a delayed draw senior secured loans of which approximately $5 million was funded as of March 31, 2008 and $5 million was funded as of December 31, 2007.

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

Katonah Debt Advisors has engaged Bear Stearns to structure and raise three CLO Funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II”), and to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). The Katonah 2007-I CLO Ltd. was completed in January 2008. As part of these engagements, Katonah Debt Advisors entered into warehouse credit lines with Bear Stearns to fund the initial accumulation of assets for Katonah 2007, 2008-I and Katonah 2008-II, which provided for a first loss obligation of Katonah Debt Advisors, requiring it to reimburse Bear Stearns for (i) certain losses (if any) incurred on the remaining assets warehoused for Katonah 2008-I and Katonah 2008-II prior to their completion, or (ii) if one or all of these CLO Funds failed to close at the expiration of the engagement (i.e. December 31, 2008), a portion of the losses (if any) on the resale of the warehoused assets. In connection with the closing of Katonah 2007 in January 2008 discussed below, Katonah Debt Advisors’ maximum first loss guarantee amount under its commitment letter with Bear Stearns was reduced from $22.5 million to $18 million.

On January 23, 2008, Katonah Debt Advisors closed Katonah 2007 in accordance with the terms of the Bear Stearns engagement. The Company received a structuring fee upon closing and expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007 and are no longer subject to a first loss guarantee. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007.

On March 16, 2008, JPMorgan announced that, subject to the receipt by Bear Stearns of stockholder approval and the satisfaction or waiver of other specified closing conditions, it has agreed to acquire Bear Stearns. There can be no assurance that the proposed acquisition will take place on the terms disclosed or at all. However, regardless of whether the transaction between JPMorgan and Bear Stearns is consummated, Katonah Debt Advisors’ commitment letter from Bear Stearns will remain in effect in accordance with its terms. Katonah Debt Advisors is currently in discussions with Bear Stearns regarding the timing and structure of the remaining CLO Funds, and its ability to access the warehouse credit line contemplated by the Bear Stearns commitment letter. As of March 31, 2008, Katonah 2008-I and Katonah 2008-II had acquired an aggregate of approximately $277 million determined on the basis of the par value of such assets.

The warehouse credit line with Bear Stearns pursuant to the engagement letter dated October 12, 2007 is the only guarantee arrangement to which the Company is a party with respect to the business of Katonah Debt Advisors.

As of March 31, 2008, the Company funded approximately $900,000 of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. During the year ended December 31, 2007, the Company issued 71,366 shares of common stock under its dividend reinvestment plan. During the three months ended March 31, 2008, the Company issued 76,607 shares of common stock under its dividend reinvestment plan. The total number of shares outstanding as of March 31, 2008 and as of December 31, 2007 was 18,094,306 and 18,017,699, respectively.

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

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. No options were granted or forfeited during the three months ended March 31, 2008. During the year ended December 31, 2007, 90,000 options granted to employees were forfeited. As of March 31, 2008, 1,315,000 total options were outstanding, 386,250 of which were exercisable. The options have an estimated remaining contractual life of 8 years and 9 months.

During the year ended December 31, 2007, the weighted average grant date fair value per share for options granted during the period was $1.90. For both the year ended December 31, 2007, the weighted average grant date fair value per share for options forfeited during the period was $1.81. Information with respect to options granted, exercised and forfeited under the Plan for the year ended March 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value [1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	—	$—
Exercised	—
Forfeited	—	$—

Outstanding at March 31, 2008	1,315,000	$15.52	8.8	$—

Total vested at March 31, 2008	386,250	$15.29	2.2

[1]	Represents the difference between the market value of the options at March 31, 2008 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the three months ended March 31, 2008 total stock option expense of approximately $156,000 was recognized and expensed at the Company; of this amount approximately $124,000 was expensed at the Company and approximately $32,000 was expensed at Katonah Debt Advisors. At March 31, 2008, the Company had approximately $1.3 million of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized and allocated between the Company and Katonah Debt Advisors over a weighted average period of 2.3 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the three months ended March 31, 2008 and 2007, the Company accrued contributions to the 401K Plan of approximately $8,600 and $0, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company contributes to the Pension Plan 1) 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three months ended March 31, 2008 and 2007, the Company accrued contributions to the Pension Plan of approximately $47,500 and $0, respectively.

12. IMPACT OF NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has determined that adoption of SFAS 159 does not have an impact on the Company’s financial position or results of operations.

13. SUBSEQUENT EVENTS

On March 31, 2008, the Company announced the terms of a transferable rights offering for which it issued to shareholders of record as of March 31, 2008 transferable rights to subscribe for an aggregate of up to 3.1 million shares of the Company’s common stock (one right for every six shares owned as of the record date). On April 28, 2008, the expiry of the transferable rights offering, a subscription price of $9.27 was determined based upon 95% of the volume weighted average of the sales prices of the Company’s shares of common stock on the NASDAQ Global Select Market for the prior ten consecutive trading days. The Company received subscriptions for 2.4 million shares with over-subscriptions of 2.0 million shares which will be allocated pro-rata in accordance with the procedures described in the rights prospectus. It is expected that with the over-subscribed shares, the maximum 3.1 million of shares offered through the rights offering will be issued resulting in gross proceeds of approximately $29 million. The Company intends to use the net proceeds from the offering to reduce existing indebtedness under its credit facility. However, any reduction of indebtedness through the use of proceeds of this offering is expected to be only temporary, and the Company expects to utilize its credit facility for additional borrowings in accordance with its investment objective and strategy and relevant legal rules applicable to business development companies.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of March 31, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at March 31, 2008 was $13.98. On March 31, 2008, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $10.38.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $13.98 and $14.38 as of March 31, 2008 and December 31, 2007, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	March 31, 2008 (unaudited)		December 31, 2007
	Fair Value	per Share	Fair Value	per Share
Investments at fair value:
Investments in debt securities	$363,262,652	$20.08	$410,954,082	$22.81
Investments in CLO Fund securities	57,409,236	3.17	31,020,000	1.72
Investments in equity securities	3,613,752	0.20	4,752,250	0.27
Investments in asset manager affiliates	64,045,602	3.54	58,585,360	3.25
Cash and cash equivalents	12,891,722	0.71	12,088,529	0.67
Other assets	12,996,877	0.72	15,741,738	0.87

Total Assets	$514,219,841	$28.42	$533,141,959	$29.59
Borrowings	$250,000,000	$13.82	$255,000,000	$14.15
Other liabilities	11,326,558	0.62	19,073,795	1.06

Total Liabilities	$261,326,558	$14.44	$274,073,795	$15.21

NET ASSET VALUE	$252,893,283	$13.98	$259,068,164	$14.38

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2008, we had $250 million of outstanding borrowings and our asset coverage was 201%. Our borrowings are made pursuant to a revolving credit facility which permits maximum borrowings of up to $275 million and has a final maturity on October 1, 2012.

Investment Portfolio Summary Attributes as of and for the Three Months Ended March 31, 2008

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $4 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “Investment Portfolio” and “Investments and Operations” for a more detailed description) as of and for the three months ended March 31, 2008:

Debt Securities

•	represent approximately 74% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (44% and 23% respectively);

•	spread across 26 different industries and 86 different entities;

•	average balance per investment of approximately $4.3 million;

•	all but one issuer current on their debt service obligations;

•	weighted average interest rate of 7.8%.

CLO Fund Securities (as of the last monthly trustee report prior to March 31, 2008 unless otherwise specified)

•	represent approximately 12% of total investment portfolio at March 31, 2008;

•	represent investments in subordinated securities or equity securities issued by CLO Funds;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	all CLO Funds have made all required cash payments to all classes of investors;

•	no ratings downgrades -all CLO Funds have maintained their original issue credit ratings on all rated classes of securities;

•	nine different CLO Fund securities; five of such CLO Funds are managed by Katonah Debt Advisors;

•	seasoned CLOs currently providing an annualized 28% cash return on investment during the three months ended March 31, 2008.

Katonah Debt Advisors

•	represents approximately 13% of total investment portfolio;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	Katonah Debt Advisors has approximately $2.3 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the three months ended March 31, 2008, Katonah Debt Advisors had after-tax net income of approximately $945,000;

•	for the three months ended March 31, 2008, Katonah Debt Advisors distributed $350,000 of such income in the form of a dividend which is recognized as current earnings to the Company.

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

Dividends from Affiliate Asset Manager. We generate dividend income from our investment in Katonah Debt Advisors, an asset management company, which is a wholly-owned portfolio company that manages CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As a manager of CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as an expected one-time structuring fee from the CLO Funds for its management and advisory services. In addition, Katonah Debt Advisors may also earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors generally are not subject to market value fluctuations in the underlying collateral. In future years, Katonah Debt Advisors may receive incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

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

Net Unrealized Appreciation on Investments

During the three months ended March 31, 2008, the Company’s investments had a decrease in net unrealized appreciation of approximately $8 million. The decrease in net unrealized appreciation for the three months ended March 31, 2008 is primarily due to i) an approximate $8 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; ii) an approximate $3 million decrease in the net value of CLO equity investments as a result of current market conditions (there are no CLO Funds in payment default—all CLO Funds are providing a current cash return and have maintained their original ratings); and, iii) an approximate $4 million increase in the value of Katonah Debt Advisors due to an increase in assets under management to $2.3 billion at March 31, 2008.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2008 and 2007 was approximately $195,000 and $14 million, respectively, or $0.01 and $0.78 per outstanding share, respectively.

Net Investment Income and Net Realized Gains

Net investment income and net realized gains represents the net increase in stockholders’ equity before net unrealized appreciation or deprecation on investments. For the three months ended March 31, 2008 and 2007, net investment income and realized gains was approximately $8 million and $5 million, respectively, or $0.45 and $0.27 per outstanding share, respectively. Generally, we seek to fund our dividend from net investment income and net realized gains. For the three months ended March 31, 2008, dividend distributions totaled approximately $7 million or $0.41 per share.

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

Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends declared by us since our initial public offering, which represent an amount equal to our estimated net investment company income for the specified quarter, including undistributed income from Katonah Debt Advisors, plus a portion of the undistributed amount of 2006 net investment company income distributed in 2007:

	Dividend	Declaration Date	Record Date	Pay Date
2008:
First quarter	$0.41	3/14/08	4/8/07	4/28/08
2007:
Fourth quarter	$0.39	12/14/07	12/24/07	1/24/08
Third quarter	0.37	9/24/07	10/10/07	10/26/07
Second quarter	0.35	6/8/07	7/9/07	7/23/07
First quarter	0.29	3/13/07	4/6/07	4/17/07

Total declared for 2007	$1.40

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the three months ended March 31, 2008, Katonah Debt Advisors earned approximately $945,000 of GAAP net income and distributed $350,000 in dividends to us and for the year ended December 31, 2007, Katonah Debt Advisors earned approximately $3 million of GAAP net income and distributed $500,000 in dividends to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations. The Company intends to distribute, in the form of a dividend, the accumulated undistributed net income of Katonah Debt Advisors in the future.

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

The following table shows the Company’s portfolio by security type at March 31, 2008 and December 31, 2007:

	March 31, 2008 (unaudited)			December 31, 2007
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Senior Secured Loan	$225,375,892	$216,134,353	44.3%	$265,390,844	$260,138,674	51.5%
Junior Secured Loan	120,416,250	110,598,378	22.6	120,620,715	113,259,293	22.4
Mezzanine Investment	32,693,197	32,488,031	6.7	32,418,975	33,066,115	6.5
Senior Subordinated Bond	3,008,972	2,041,890	0.4	3,009,230	2,490,000	0.5
Senior Unsecured Bond	2,000,000	2,000,000	0.4	2,000,000	2,000,000	0.4
CLO Fund Securities	65,245,123	57,409,236	11.8	36,061,264	31,020,000	6.1
Equity Securities	5,096,298	3,613,752	0.7	5,043,950	4,752,250	1.0
Affiliate Asset Managers	35,053,497	64,045,602	13.1	33,469,995	58,585,360	11.6

Total	$488,889,229	$488,331,242	100.0%	$498,014,973	$505,311,692	100.0%

[1]	Represents percentage of total portfolio at fair value.

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

At March 31, 2008, the Company’s investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.8%.

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

The investment portfolio (excluding the Company’s investment in asset management affiliates and CLO Funds) at March 31, 2008 is spread across 26 different industries and 86 different entities with an average balance per investment of approximately $4.3 million. As of March 31, 2008, all but one of our portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At March 31, 2008, approximately 15% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 12% of our portfolio). As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At March 31, 2008, our ten largest portfolio companies represented approximately 35% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 13% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 18% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2008, we had $57 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. During the three months ended March 31, 2008 and in connection with the closing of Katonah Debt Advisor’s most recent CLO Fund on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of the CLO Fund. As of March 31, 2008, all of the CLO Funds in which the Company holds investments maintained the original issue credit ratings on all rated classes of their securities, were distributing cash flows to all classes of investors and were performing in line with expectations with no breach of any material covenants. Our CLO Fund securities as of March 31, 2008 and December 31, 2007 are as follows:

			March 31, 2008		December 31, 2007
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,468,959	$4,250,000	$4,415,580	$4,250,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	1,390,000	4,500,000	2,810,000
Katonah IV, Ltd.	Mezzanine Investment	17.1	3,150,000	1,250,000	3,150,000	2,420,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	919,000	3,320,000	420,000
Katonah VII CLO Ltd. [2]	Subordinated Securities	16.4	4,500,000	3,738,000	4,500,000	3,950,000
Katonah VIII CLO Ltd. [2]	Subordinated Securities	10.3	3,400,000	3,128,000	3,400,000	3,290,000
Katonah IX CLO Ltd. [2]	Preferred Shares	6.9	2,000,000	2,000,000	2,000,000	2,000,000
Katonah X CLO Ltd. [2]	Subordinated Securities	33.3	10,916,643	11,875,000	10,775,684	11,880,000
Katonah 2007-1 CLO Ltd. [2]	Subordinated Securities	100.0	28,989,521	28,859,236	—	—

Total			$65,245,123	$57,409,236	$36,061,264	$31,020,000

[1]	Represents percentage of class held.
[2]	An affiliate CLO Fund managed by Katonah Debt Advisors.

The CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt. The underlying assets in our CLO Funds exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The table below summarizes certain attributes of each CLO Fund as per their March 2008 trustee report:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	241	178	33	$1,191,763	$1,613,566
Katonah III, Ltd.	290	205	29	1,257,740	1,779,242
Katonah IV, Ltd.	330	233	29	1,033,085	1,463,168
Katonah V, Ltd.	370	252	30	626,697	920,150
Katonah VII CLO Ltd.	233	175	32	1,455,749	1,938,226
Katonah VIII CLO Ltd	229	177	31	1,666,032	2,155,487
Katonah IX CLO Ltd	224	174	33	1,752,072	2,255,541
Katonah X CLO Ltd	221	169	33	2,020,415	2,642,081
Katonah 2007-1 CLO Ltd	171	137	30	1,682,930	2,100,592

[1]	All data from Trustee reports except for Katonah 2007-1, for which no Trustee report has yet been published and for which such information was compiled by the fund manager.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of March 31, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management, and was valued at approximately $63 million.

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

For the three months ended March 31, 2008, Katonah Debt Advisors had after-tax net income of approximately $945,000.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity for the three months ended March 31, 2008 and for the years ended December 31, 2007 and December 31, 2006 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
2006 Activity:
Purchases / originations /draws	$191,706,724	$20,870,000	$—	$33,394,995	$245,971,719
Pay-downs / pay-offs / sales	(533,315)	—	—	(72,710)	(606,025)
Net amortized premium	(406,025)	—	—	—	(406,025)
Increase in fair value	—	—	—	4,252,710	4,252,710

Fair Value at December 31, 2006	$190,767,384	$20,870,000	$—	$37,574,995	$249,212,379
2007 Activity:
Purchases / originations /draws	$336,182,774	$14,775,000	$5,043,950	$75,000	$356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net accretion of discount	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Year to Date 2008 Activity:
Purchases / originations /draws	$5,730,309	$28,859,236	$52,348	$1,583,502	$36,225,395
Pay-downs / pay-offs / sales	(45,077,565)	—	—	—	(45,077,565)
Net accretion of discount	128,116	324,623	—	—	452,739
Net realized losses	(726,313)	—	—	—	(726,313)
Increase (decrease) in fair value	(7,745,977)	(2,794,623)	(1,190,846)	3,876,740	(7,854,706)

Fair Value at March 31, 2008	$363,262,652	$57,409,236	$3,613,752	$64,045,602	$488,331,242

In December 2007, we committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz and named Panagos and Katz Situational Investing (“PKSI”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. We expect that funds managed by PKSI will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. We also expect that PKSI may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. We committed to invest up to $2.5 million directly in PKSI through an investment in Class A shares. We have a 35% economic interest in PKSI through our investment in Class B shares on which we will receive our pro rata share of its operating income and may make an investment of up to $25 million in funds managed by PKSI on which we will receive investment income. PKSI may also source distressed debt opportunities in which we may make direct investments. As of March 31, 2008, we funded approximately $900,000 of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

Both Katonah Debt Advisors and PKSI are considered affiliate investments. As of March 31, 2008, our affiliate asset manager investments at fair value are approximately $64 million.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2008 and 2007.

Investment Income

Investment income for the three months ended March 31, 2008 and 2007 was approximately $14 million and $7 million, respectively. Of this amount, approximately $10 million and $4 million, respectively was attributable to interest income on our loan and bond investments. For the three months ended March 31, 2008 and 2007 approximately $470,000 and $70,000, respectively, of such interest income was attributable to interest on assets accumulated for future CLO issuances on which we entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. Approximately $3 million and $2 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of March 31, 2008, our investment in Katonah Debt Advisors was approximately $63 million. For the three months ended March 31, 2008 and 2007, Katonah Debt Advisors had GAAP net income of approximately $945,000 and $490,000, respectively. For the three months ended March 31, 2008, distributions of Katonah Debt Advisors’ net income were $350,000 and no distributions were made during the three months ended March 31, 2007. Distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. The Company intends to distribute the accumulated undistributed net income of Katonah Debt Advisors in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by us prior to our initial public offering. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

Expenses

Total expenses for the three months ended March 31, 2008 and 2007 was approximately $6 million and $2 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $3 million and $150,000, respectively, on average debt outstanding of $255 million and $4 million, respectively. Approximately $1 million and $800,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the three months ended March 31, 2007, $760,000 for professional fees, insurance, administrative and other. For the three months ended March 31, 2008 and 2007, administrative and other costs totaled approximately $350,000 and $300,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

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

Net Unrealized Appreciation on Investments

During the three months ended March 31, 2008 and 2007, our total investments had a decrease in net unrealized appreciation of approximately $8 million and an increase of $9 million, respectively. Of this amount, Katonah Debt Advisors had unrealized appreciation of approximately $4 million and $9 million, respectively, offset by unrealized losses of approximately $12 million and $25,000, respectively, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

The increase in the unrealized value of Katonah Debt Advisors is primarily as a result of an increase in Katonah Debt Advisors’ assets under management to $2.3 billion as on March 31, 2008. During the three months ended March 31, 2008, Katonah Debt Advisors increased its assets under management through the completion of the formation of Katonah 2007-1 CLO Ltd., which included approximately $315 million in assets. In addition, as of March 31, 2008, Katonah Debt Advisors had aggregated assets of approximately $277 million for new funds it expects to complete during 2008.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2008 was approximately $195,000, or $0.01 per outstanding share.

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

As of March 31, 2008 and December 31, 2007 the fair value of investments and cash and cash equivalents were as follows:

	Investments at Fair Value
Security Type	March 31, 2008	December 31, 2007
Cash and cash equivalents	$12,891,722	$12,088,529
Senior Secured Loan	216,134,353	260,138,674
Junior Secured Loan	110,598,378	113,259,293
Mezzanine Investment	32,488,031	33,066,115
Senior Subordinated Bond	2,041,890	2,490,000
Senior Unsecured Bond	2,000,000	2,000,000
CLO Fund Securities	57,409,236	31,020,000
Equity Securities	3,613,752	4,752,250
Affiliate Asset Managers	64,045,602	58,585,360

Total	$501,222,964	$517,400,221

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

As of March 31, 2008, the outstanding balance on the Facility was $250 million with available additional borrowing capacity of $25 million. As of March 31, 2008, we had restricted cash balances of approximately $7 million which we maintained in accordance with the terms of our Facility. A portion of these funds, approximately $3 million, was released to us in April 2008.

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

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2008 and December 31, 2007, we had committed to make a total of approximately $3 million and $4 million, respectively, of investments in various revolving senior secured loans, of which approximately $565,000 was funded as of March 31, 2008 and $865,000 was funded as of December 31, 2007. As of March 31, 2008 and December 31, 2007, we had committed to make a total of approximately $7 million and $8 million, respectively, of investments in a delayed draw senior secured loans of which approximately $5 million was funded as of March 31, 2008 and $5 million was funded as of December 31, 2007.

We and Katonah Debt Advisors have entered into first loss agreements in connection with warehouse credit lines established to fund the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage, and may enter into similar agreements in the future. Such first loss agreements relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or sold prior to completion of such fund, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for the our first loss commitment, we receive net interest income from the underlying assets in the loan warehouse.

Katonah Debt Advisors has engaged Bear Stearns to structure and raise three CLO Funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II”), and to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). The Katonah 2007-I CLO Ltd. was completed in January 2008. As part of these engagements, Katonah Debt Advisors entered into warehouse credit lines with Bear Stearns to fund the initial accumulation of assets for Katonah 2007, 2008-I and Katonah 2008-II, which provided for a first loss obligation of Katonah Debt Advisors, requiring it to reimburse Bear Stearns for (i) certain losses (if any) incurred on the remaining assets warehoused for Katonah 2008-I and Katonah 2008-II prior to their completion, or (ii) if one or all of these CLO Funds failed to close at the expiration of the engagement (i.e. December 31, 2008), a portion of the losses (if any) on the resale of the warehoused assets. In connection with the closing of Katonah 2007 in January 2008 discussed below, Katonah Debt Advisors’ maximum first loss guarantee amount under its commitment letter with Bear Stearns was reduced from $22.5 million to $18 million.

On January 23, 2008, Katonah Debt Advisors closed Katonah 2007 in accordance with the terms of the Bear Stearns engagement. We received a structuring fee upon closing and expect to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007 and are no longer subject to a first loss guarantee. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007.

On March 16, 2008, JPMorgan announced that, subject to the receipt by Bear Stearns of stockholder approval and the satisfaction or waiver of other specified closing conditions, it has agreed to acquire Bear Stearns. There can be no assurance that the proposed acquisition will take place on the terms disclosed or at all. However, regardless of whether the transaction between JPMorgan and Bear Stearns is consummated, Katonah Debt Advisors’ commitment letter from Bear Stearns will remain in effect in accordance with its terms. Katonah Debt

Advisors is currently in discussions with Bear Stearns regarding the timing and structure of the remaining CLO Funds, and its ability to access the warehouse credit line contemplated by the Bear Stearns commitment letter. As of March 31, 2008, Katonah 2008-I and Katonah 2008-II had acquired an aggregate of approximately $277 million determined on the basis of the par value of such assets.

The warehouse credit line with Bear Stearns pursuant to the engagement letter dated October 12, 2007 is the only guarantee arrangement to which Kohlberg Capital is a party with respect to the business of Katonah Debt Advisors.

As of March 31, 2008, the Company funded approximately $900,000 of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

RECENT DEVELOPMENTS

On March 31, 2008, the Company announced the terms of a transferable rights offering for which it issued to shareholders of record as of March 31, 2008 transferable rights to subscribe for an aggregate of up to 3.1 million shares of the Company’s common stock (one right for every six shares owned as of the record date). On April 28, 2008, the expiry of the transferable rights offering, a subscription price of $9.27 was determined based upon 95% of the volume weighted average of the sales prices of the Company’s shares of common stock on the NASDAQ Global Select Market for the prior ten consecutive trading days. The Company received subscriptions for 2.4 million shares with over-subscriptions of 2.0 million shares which will be allocated pro-rata in accordance with the procedures described in the rights prospectus. It is expected that with the over-subscribed shares, the maximum 3.1 million of shares offered through the rights offering will be issued resulting in gross proceeds of approximately $29 million. The Company intends to use the net proceeds from the offering to reduce existing indebtedness under its credit facility. However, any reduction of indebtedness through the use of proceeds of this offering is expected to be only temporary, and the Company expects to utilize its credit facility for additional borrowings in accordance with its investment objective and strategy and relevant legal rules applicable to business development companies.

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

We are, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide for Investment Companies. As a result, we reflect our investments on our balance sheet at their estimated fair value with unrealized gains and losses resulting from changes in fair value reflected as a component of unrealized gains or losses on our statements of operations. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, we do not consolidate majority or wholly-owned and controlled investments.

Effective January 1, 2007 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of we securities own, or (ii) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there are negligible net cash distributions to the class of securities we own, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds or preferred shares to those in which the Company has invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Our investment in Katonah Debt Advisors is carried at fair value and is based on multiple approaches to value which involve value drivers such as assets under management (“AUM”), cash flow, and earnings before income taxes, depreciation and amortization (“EBITDA”). These value drivers are analyzed in the context of both quantifiable historical experience and projected performance. AUM or earnings multiples from peer comparables are then applied to the value drivers to determine fair value. Our investments in Katonah Debt Advisors and CLO Fund securities are reviewed quarterly by Duff & Phelps, LLC, an independent valuation firm, who performs certain limited procedures that the Company’s Board of Directors identified and requested, and whose conclusion is that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

Fair values of other investments for which market prices are not observable are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and or industry when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. Such investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.

The determination of fair value using these methodologies takes into consideration a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment.

After our adoption of SFAS 157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

•

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include illiquid corporate loans and bonds and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.

•	Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable-market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation process.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2008, one issuer representing 1% of our total investments was on non-accrual status. As of December 31, 2007, no loans or debt securities were greater than 90 days past due or on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2008, approximately 93% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2008, we had $250 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2008were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately 1% over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately 1% over a one-year period. Because most of our investments at March 31, 2008were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2008. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. The Board of Directors has retained an independent valuation firm to provide third-party valuation consulting services, which consist of certain limited procedures that we identify and request the independent valuation firm to perform. During the preceding twelve months ended March 31, 2008, approximately 51% of our investments were investments that were marked to market or for which we utilized the valuation services provided by the independent valuation firm in connection with the determination of fair value by our Board of Directors. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments or from the values that would have been placed on our assets by other market participants, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Our Board of Directors is ultimately and solely responsible for determining the fair value of portfolio investments on a quarterly basis in good faith. Duff & Phelps, LLC, an independent valuation firm, provided, third party valuation consulting services to our Board of Directors, which consisted of certain limited procedures that our Board of Directors identified and requested them to perform. For the preceding twelve months ended March 31, 2008, our Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on 31 investments comprising approximately 45% of the total investments at fair value for which market or third party quotations are not readily available. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. In the future, our Board of Directors may continue to utilize the services of Duff & Phelps, LLC or may use another third party valuation provider.

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

Changes in Internal Control Over Financial Reporting . The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and as updated in our Form N-2 filed on March 31, 2008.

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

KOHLBERG CAPITAL CORPORATION

Date: May 9, 2008	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2007	By	/s/ Michael I. Wirth
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