Form 10-Q
period 2008-06-30
Kohlberg Capital CORP
filed 2008-08-11
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

The number of outstanding shares of common stock of the registrant as of July 1, 2008 was 21,234,482.

PART I. Financial Information

Item 1.	Financial Statements

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of June 30, 2008	As of December 31, 2007
	(unaudited)
ASSETS
Investments at fair value:
Investments in debt securities (cost: 2008 – $401,253,551; 2007 – $423,439,764)	$380,692,261	$410,954,082
Investments in CLO fund securities managed by non-affiliates (cost: 2008 – $15,491,101; 2007– $15,385,580)	7,487,000	9,900,000
Investments in CLO fund securities managed by affiliate (cost: 2008 – $50,139,375; 2007 – $20,675,684)	49,356,236	21,120,000
Investments in equity securities (cost: 2008 – $5,096,298; 2007 - $5,043,950)	3,605,297	4,752,250
Investments in asset manager affiliates (cost: 2008 – $35,394,198; 2007 – $33,469,995)	65,210,050	58,585,360

Total investments at fair value	506,350,844	505,311,692
Cash and cash equivalents	14,291,881	12,088,529
Restricted cash	5,753,303	7,114,364
Interest and dividends receivable	4,255,203	5,592,637
Due from affiliates	317,664	540,773
Other assets	1,906,606	2,493,964

Total assets	$532,875,501	$533,141,959

LIABILITIES
Borrowings	230,000,000	255,000,000
Payable for open trades	11,232,952	5,905,000
Accounts payable and accrued expenses	3,813,765	6,141,892
Dividend payable	8,849,740	7,026,903

Total liabilities	$253,896,457	$274,073,795
Commitments and contingencies (note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000,000 common shares authorized; 21,334,732 and 21,234,482 common shares issued and outstanding at June 30, 2008 and 18,017,699 issued and outstanding at December 31, 2007	212,345	180,177
Capital in excess of par value	281,764,129	253,253,152
Distribution in excess of net investment income	(1,351,756)	(1,661,884)
Accumulated net realized losses	(621,993)	—
Net unrealized appreciation (depreciation) on investments	(1,023,681)	7,296,719

Total stockholders’ equity	278,979,044	259,068,164

Total liabilities and stockholders’ equity	$532,875,501	$533,141,959

NET ASSET VALUE PER SHARE	$13.14	$14.38

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Investment Income:
Interest from investments in debt securities	$7,464,325	$6,638,283	$17,164,160	$11,082,284
Interest from cash and cash equivalents	56,969	146,952	143,572	284,095
Dividends from investments in CLO fund securities managed by non-affiliates	2,211,687	1,053,731	3,749,894	2,169,286
Dividends from investments in CLO fund securities managed by affiliate	2,404,109	607,065	3,927,192	1,256,739
Dividends from affiliate asset manager	—	—	350,000	—
Capital structuring service fees	128,434	132,333	1,263,548	320,527

Total investment income	12,265,524	8,578,364	26,598,366	15,112,931

Expenses:
Interest and amortization of debt issuance costs	2,400,789	1,051,152	5,745,212	1,199,493
Compensation	1,531,876	916,523	2,708,715	1,734,186
Professional fees	303,426	955,342	920,074	1,378,728
Insurance	64,979	42,293	138,414	81,516
Administrative and other	305,794	320,423	651,021	619,705

Total expenses	4,606,864	3,285,733	10,163,436	5,013,628

Net Investment Income	7,658,660	5,292,631	16,434,930	10,099,303
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	104,320	133,227	(621,993)	219,462
Net change in unrealized gains (losses) on debt securities	(329,631)	(698,098)	(8,075,608)	104,893
Net change in unrealized losses on equity securities	(8,456)	—	(1,199,302)	—
Net change in unrealized gains on affiliate asset manager investments	823,747	12,332,741	4,700,487	21,415,851
Net change in unrealized losses on CLO fund securities managed by non-affiliates	(374,142)	(220,000)	(2,518,521)	(1,050,000)
Net change in unrealized gains (losses) on CLO fund securities managed by affiliate	(577,213)	100,000	(1,227,456)	100,000

Net realized and change in unrealized gains (losses) on investments	(361,375)	11,647,870	(8,942,393)	20,790,206

Net Increase In Stockholders’ Equity Resulting From Operations	$7,297,285	$16,940,501	$7,492,537	$30,889,509

Earnings per Common Share—Basic	$0.36	$0.94	$0.39	$1.72
Earnings per Common Share — Diluted	$0.36	$0.94	$0.39	$1.71
Net Investment Income Per Common Share—Basic and Diluted	$0.38	$0.29	$0.86	$0.56
Net Investment Income and Net Realized Gains (Losses) Per Common Share—Basic and Diluted	$0.38	$0.30	$0.82	$0.57
Weighted Average Shares of Common Stock Outstanding—Basic	20,302,781	17,960,502	19,188,862	17,953,457
Weighted Average Shares of Common Stock Outstanding—Diluted	20,322,611	18,072,364	19,198,777	18,014,173

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended June 30,
	2008	2007
Operations:
Net investment income	$16,434,930	$10,099,303
Net realized gains (losses) from investment transactions	(621,993)	219,462
Net change in unrealized gains (losses) on investments	(8,320,400)	20,570,744

Net increase in net assets resulting from operations	7,492,537	30,889,509

Shareholder distributions:
Dividends from net investment income	(16,124,802)	(10,099,303)
Dividends in excess of net investment income (loss)	—	(1,171,828)
Distributions from realized gains	—	(220,539)

Net decrease in net assets resulting from shareholder distributions	(16,124,802)	(11,491,670)

Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,292,625	306,348
Issuance of common stock	26,925,213	—
Stock based compensation	325,307	305,600

Net increase in net assets resulting from capital share transactions	28,543,145	611,948

Net assets at beginning of period	259,068,164	256,400,423

Net assets at end of period (including accumulated distributions in excess of net investment income of $1,351,756 and $682,365 in 2008 and 2007, respectively)	$278,979,044	$276,410,211

Net asset value per common share	$13.14	$15.39
Common shares outstanding at end of period	21,234,482	17,963,525

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$7,492,537	$30,889,509
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized loss (gain) on investment transactions	621,993	(219,462)
Net unrealized loss (gain) on investments	8,320,400	(20,570,744)
Net accretion of discount on securities	(971,885)	(81,619)
Purchases of investments	(58,437,814)	(162,924,848)
Payment-in-kind interest	(662,223)	(137,305)
Proceeds from sale and redemption of investments	55,418,329	45,922,295
Stock based compensation expense	325,307	305,600
Changes in operating assets and liabilities:
Decrease (increase) in interest and dividends receivable	1,337,434	(3,360,587)
Decrease (increase) in other assets	587,358	(1,341,073)
Decrease (increase) in due from affiliate	223,109	(566,963)
Decrease in due to affiliate	—	(87,832)
(Decrease) increase in accounts payable and accrued expenses	(2,328,127)	1,576,641

Net cash provided by (used in) operating activities	11,926,418	(110,596,388)

FINANCING ACTIVITIES:
Issuance of common stock	26,925,213	—
Dividends paid in cash	(13,009,340)	(4,898,087)
Borrowings (repayment) of debt	(25,000,000)	100,000,000
Decrease (increase) in restricted cash	1,361,061	(2,753,263)

Net cash provided by (used in) financing activities	(9,723,066)	92,348,650

CHANGE IN CASH AND CASH EQUIVALENTS	2,203,352	(18,247,738)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,088,529	32,404,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,291,881	$14,156,755

Supplemental Information:
Interest paid during the period	$4,753,989	$618,528
Non-cash dividends paid during the period under dividend reinvestment plan	$1,292,625	$306,348
Cash restricted during the period under terms of secured revolving credit facility	$5,732,180	$2,737,856

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of June 30, 2008

(unaudited)

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan – Term Loan (First Lien) 5.2%, Due 6/13	$1,965,463	$1,965,463	$1,965,463

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan – Deferred Draw Term Loan (First Lien) 5.2%, Due 6/13	358,617	350,356	358,617

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan – Revolving Loan 5.5%, Due 6/13	—	—	—

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan – Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	5,000,000

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan – Term Loan 6.4%, Due 4/12	3,118,560	3,118,560	3,118,560

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan – Delayed Draw Term Loan 5.7%, Due 3/13	500,000	500,000	500,000

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan – Term Loan 5.8%, Due 3/13	6,256,250	6,256,250	6,256,250

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan – Tranche B Term Loan 4.7%, Due 4/13	3,832,209	3,829,612	3,678,921

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan – Delayed Draw Term Loan 5.5%, Due 5/13	444,280	438,420	422,066

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan – Initial Term Loan 5.5%, Due 5/13	3,175,402	3,133,518	3,016,632

AmerCable Incorporated [6] Machinery (Non–Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan – Initial Term Loan 6.4%, Due 6/14	5,930,063	5,930,063	5,930,063

Astoria Generating Company Acquisitions, LLC[6] Utilities	Junior Secured Loan – Second Lien Term Loan C 6.6%, Due 8/13	4,000,000	4,045,065	3,875,000

Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan – Term Loan 6.0%, Due 3/14	1,730,705	1,740,895	1,722,046

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan – Tranche A Term Loan (First Lien) 7.0%, Due 12/12	4,411,091	4,371,841	4,371,841

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan – Term Loan (Second Lien) 7.8%, Due 6/14	4,000,000	3,975,510	3,820,000

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan - Second Lien Term Loan 8.2%, Due 2/14	$4,000,000	$3,960,094	$3,220,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan - First Lien Term Loan 6.5%, Due 7/12	1,965,000	1,975,703	1,852,013

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan - Loan (Second Lien) 8.7%, Due 7/13	2,456,250	2,489,685	1,915,875

Bay Point Re Limited[3,6] Insurance	Senior Secured Loan - Loan 7.2%, Due 12/10	140,000	140,758	140,000

Bicent Power LLC[6] Utilities	Junior Secured Loan - Advance (Second Lien) 6.8%, Due 12/14	4,000,000	4,000,000	3,730,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan - First Lien Term Loan (June 2008) 11.8%, Due 6/13	5,000,000	5,000,000	5,000,000

Caribe Information Investments Incorporated [6] Printing and Publishing	Senior Secured Loan - Term Loan 5.0%, Due 3/13	1,707,996	1,701,217	1,528,657

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan - Initial Term Loan 5.8%, Due 9/12	10,608,400	10,643,466	10,608,400

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan - Term Loan 4.9%, Due 3/14	1,698,723	1,615,524	1,528,851

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan - Term Loan (First Lien) 6.8%, Due 10/12	4,122,807	4,074,769	3,978,509

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan - Delayed Draw Term Loan 6.8%, Due 10/12	—	—	—

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment - Senior Subordinated Notes 15.5%, Due 6/13	10,360,491	10,194,798	9,324,442

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan - Tranche B Term Loan 5.3%, Due 6/14	2,970,000	2,970,000	2,524,500

Clayton Holdings, Inc[6] Finance	Senior Secured Loan - Term Loan 5.5%, Due 12/11	298,714	299,747	298,714

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan - Term Loan (First Lien) 5.8%, Due 7/14	3,980,000	3,962,521	3,962,521

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan - Term Loan (Second Lien) 9.6%, Due 1/15	2,000,000	1,963,977	1,963,977

Coastal Concrete Southeast, LLC Buildings and Real Estate [4]	Mezzanine Investment - Mezzanine Term Loan 10.0%, Due 3/13	8,454,087	8,084,396	7,608,679

Debt Securities and Bond Portfolio

Portfolio Company / Prinicipal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond 8.4%, Due 12/14	$4,000,000	$3,196,812	$2,940,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan - Term Loan (First Lien) 6.8%, Due 8/12	3,979,975	3,709,025	3,295,897

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan - Term Loan (Second Lien) 8.3%, Due 10/13	1,000,000	1,008,726	990,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan - Term Loan (Third Lien) 10.3%, Due 4/14	5,500,000	5,462,361	5,462,361

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan - Term Loan 8.3%, Due 6/12	2,812,107	2,812,107	2,798,047

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan - Term Loan (Second Lien) 8.5%, Due 5/15	3,000,000	2,961,813	2,888,760

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan - US Term Loan (Second Lien) 9.1%, Due 7/15	6,000,000	5,366,194	5,700,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan - Term Loan (First Lien) 5.6%, Due 12/13	4,478,476	4,483,286	4,478,476

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan - Loan (Second Lien) 8.8%, Due 12/14	5,000,000	5,000,000	5,000,000

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan - Initial Term Loan 6.5%, Due 7/13	4,945,087	4,945,087	4,945,087

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan - Term Loan (Second Lien) 14.0%, Due 7/14	10,000,000	10,000,000	10,000,000

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan - Series C Loan 8.1%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan - Second Lien Term Loan 7.0%, Due 3/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan - Term Loan 7.2%, Due 12/12	4,343,250	4,350,318	4,299,817

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan - US Term Loan 5.5%, Due 11/12	1,866,729	1,726,531	1,838,728

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan - Term Loan 5.6%, Due 10/13	3,642,000	3,642,000	3,550,950

Debt Securities and Bond Portfolio

Portfolio Company / Prinicipal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan - Closing Date Term Loan 7.1%, Due 12/10	$1,191,853	$1,199,223	$1,191,853

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan - Delayed Draw Term Loan 7.1%, Due 12/10	577,304	580,873	577,304

Ford Motor Company[6] Automobile	Senior Secured Loan - Term Loan 5.5%, Due 12/13	1,979,899	1,977,715	1,616,717

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond 10.1%, Due 12/16	3,000,000	3,008,716	2,287,500

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan - Term B Advance 6.6%, Due 6/13	2,000,000	1,998,067	1,870,000

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate [4]	Senior Secured Loan - First Lien Tranche A Credit-Linked Deposit 6.0%, Due 6/11	1,257,143	1,224,101	942,857

Ginn LA Conduit Lender, Inc. [10] Buildings and Real Estate [4]	Senior Secured Loan - First Lien Tranche B Term Loan 9.5%, Due 6/11	2,694,857	2,624,028	2,021,143

Ginn LA Conduit Lender, Inc. [10] Buildings and Real Estate [4]	Junior Secured Loan - Second Lien Term Loan 13.5%, Due 6/12	3,000,000	2,715,997	750,000

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan - New US Term Loan 4.4%, Due 6/13	2,437,280	2,444,134	2,303,230

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan - Term Loan (First Lien) 7.2%, Due 6/12	2,908,544	2,849,012	2,190,774

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan - Loan (Second Lien) 8.2%, Due 10/14	5,000,000	4,817,204	4,550,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan - Loan (Second Lien) 7.1%, Due 10/14	1,000,000	1,000,000	833,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - Initial Term Loan (First Lien) 5.2%, Due 4/14	4,023,929	3,851,124	3,420,339

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan - Loan (Second Lien) 9.5%, Due 10/14	3,000,000	3,000,000	2,347,500

IAL Acquisition Co. (International Aluminum Corporation)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan - Term Loan 5.2%, Due 3/13	3,022,981	3,022,981	3,022,981

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan - Term Loan 7.5%, Due 9/12	3,930,000	3,919,181	3,919,181

Debt Securities and Bond Portfolio

Portfolio Company / Prinicipal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Inmar, Inc.[6] Retail Stores	Senior Secured Loan - Term Loan 5.0%, Due 4/13	$3,755,829	$3,755,829	$3,755,829

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan - 1st Lien Term Loan 6.4%, Due 5/12	5,850,000	5,870,517	5,850,000

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan - Term Loans (Second Lien) 10.4%, Due 5/13	3,000,000	3,019,877	3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate [4]	Senior Secured Loan - Term Loan 6.6%, Due 9/12	10,167,912	10,142,936	10,142,936

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan - Term Loan (2nd Lien) 8.7%, Due 12/13	5,371,429	5,388,768	5,210,286

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan - Loan 8.3%, Due 6/09	5,000,000	5,013,426	5,000,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan - Loan (Second Lien) 7.9%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan - Loan (Second Lien) 6.3%, Due 8/13	2,000,000	2,015,677	1,890,000

LBREP/L-Suncal Master I LLC [6,10] Buildings and Real Estate [4]	Senior Secured Loan - Term Loan (First Lien) 7.3%, Due 1/10	3,875,156	3,816,779	2,906,367

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate [4]	Junior Secured Loan - Term Loan (Second Lien) 11.3%, Due 1/11	2,000,000	1,920,194	500,000

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate [4]	Junior Secured Loan - Term Loan (Third Lien) 11.8%, Due 2/12	2,332,868	2,332,868	233,287

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - Term Loan 7.1%, Due 8/12	2,281,464	2,281,464	2,281,464

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan - Term Loan 5.1%, Due 3/14	2,788,274	2,788,274	1,958,763

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan - Initial Term Loan (Second Lien) 8.5%, Due 1/15	2,000,000	2,000,000	1,970,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan - Tranche D Term Loan 4.8%, Due 6/13	3,321,819	3,343,382	3,155,728

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan - Term Loan (First Lien) 6.7%, Due 12/12	5,944,995	5,927,035	5,927,035

Debt Securities and Bond Portfolio

Portfolio Company / Prinicipal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan - Term Loan (Second Lien) 9.9%, Due 6/13	$1,000,000	$1,000,000	$1,000,000

Murray Energy Corporation [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan - Tranche B Term Loan (First Lien) 5.5%, Due 1/10	1,959,494	1,966,931	1,900,709

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan - Term Loan - 1st Lien 7.8%, Due 12/12	8,287,500	8,287,500	8,287,500

Northeast Biofuels, LP [6] Farming and Agriculture	Senior Secured Loan - Construction Term Loan 6.2%, Due 6/13	1,365,854	1,368,464	1,229,268

Northeast Biofuels, LP [6] Farming and Agriculture	Senior Secured Loan - Synthetic LC Term Loan 6.2%, Due 6/13	536,585	537,611	482,927

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan - Term Loan 7.4%, Due 6/11	3,958,333	3,938,709	3,938,709

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan - Incremental Term Loan Add On 7.3%, Due 6/11	800,562	800,562	800,562

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan - Term Loan 6.1%, Due 4/13	5,725,000	5,725,000	5,725,000

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan - Term Loan 4.9%, Due 6/12	1,252,922	1,255,174	1,221,599

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan - Term Loan 6.9%, Due 8/14	4,962,406	4,917,438	4,917,438

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan - Term Loan (Second Lien) 10.7%, Due 6/14	6,650,000	6,454,727	6,559,128

Rhodes Companies, LLC, The[6] Buildings and Real Estate [4]	Senior Secured Loan - First Lien Term Loan 10.3%, Due 11/10	1,771,111	1,694,768	1,363,756

Rhodes Companies, LLC, The[6] Buildings and Real Estate [4]	Junior Secured Loan - Second Lien Term Loan 11.6%, Due 11/11	2,003,722	2,013,473	1,269,037

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan - Second Lien Term Loan 8.2%, Due 10/13	3,000,000	2,980,793	2,850,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan - Term Loan 6.2%, Due 6/13	4,718,391	4,677,759	4,694,799

Debt Securities and Bond Portfolio

Portfolio Company / Prinicipal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan - Term Loan 5.2%, Due 6/12	$950,883	$948,787	$948,787

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan - Term Loan 5.2%, Due 6/12	1,426,324	1,423,180	1,423,180

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan - Term Loan (First Lien) 5.0%, Due 6/14	3,950,050	3,950,050	3,950,050

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan - Loan (Second Lien) 9.5%, Due 12/14	7,500,000	7,500,000	7,500,000

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan - Delayed Draw Term Loan 5.0%, Due 7/12	821,539	826,516	821,539

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan - Initial Term Loan 5.3%, Due 7/12	4,076,499	4,101,193	4,076,499

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan - Loan (Second Lien) 8.8%, Due 7/13	1,750,000	1,759,312	1,750,000

Stolle Machinery Company[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan - First Lien Term Loan 7.0%, Due 9/12	970,063	974,514	970,063

Stolle Machinery Company[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan - Loan (Second Lien) 9.0%, Due 9/13	700,000	709,663	700,000

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan - Second Lien Term Loan 7.1%, Due 12/14	2,000,000	2,030,724	1,900,000

TransAxle LLC Automobile	Senior Secured Loan - Revolver 6.8%, Due 8/11	600,000	596,509	597,905

TransAxle LLC[6] Automobile	Senior Secured Loan - Term Loan 6.8%, Due 9/12	2,654,310	2,654,310	2,654,310

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan - Term Loan 6.0%, Due 10/14	3,970,000	3,789,311	3,791,350

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan - Term Loan 5.6%, Due 4/13	4,950,000	4,950,000	4,950,000

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan - Term Loan (Second Lien) 10.0%, Due 12/13	4,500,000	4,500,000	4,500,000

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan - Term Loan (Second Lien) 12.5%, Due 12/12	7,500,000	7,500,000	7,500,000

Debt Securities and Bond Portfolio

Portfolio Company / Prinicipal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value²
Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan - Loan (First Lien) 5.7%, Due 6/13	$1,975,025	$1,963,467	$1,935,525

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan - Second Lien Term Loan 8.6%, Due 3/14	4,132,887	4,163,765	4,070,894

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment 11.0%, Due 2/15	5,000,000	4,778,705	5,000,000

WireCo WorldGroup Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan - Acquisition Term Loan 5.1%, Due 6/12	779,802	769,949	733,014

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan - Synthetic Letter of Credit 4.7%, Due 6/12	668,412	659,966	628,307

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan - Synthetic Revolver Deposits 4.7%, Due 6/12	167,103	164,992	157,077

Wolf Hollow I, LP [6] Utilities	Junior Secured Loan - Term Loan (Second Lien) 7.3%, Due 12/12	2,683,177	2,688,169	2,468,522

X-Rite, Incorporated [6] Electronics	Senior Secured Loan - Term Loan (First Lien) 9.5%, Due 10/12	990,013	985,710	990,013

X-Rite, Incorporated [6] Electronics	Junior Secured Loan - Loan (Second Lien) 10.5%, Due 10/13	1,000,000	1,000,000	1,000,000

Total Investment in Debt Securities and Bonds (137% of net asset value at fair value)		$405,474,235	$401,253,551	$380,692,261

Equity Portfolio

Portfolio Company / Prinicipal Business	Investment	Percentage Interest	Cost	Value²
Aerostructures Holdings L.P.[7]	Partnership Interests	1.2%	$1,000,000	$1,000,000
Aerospace and Defense

Allen–Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	0.0%	42,541	25,680

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate [4]	Warrants	3.5%	474,140	—

Equity Portfolio

Portfolio Company / Prinicipal Business	Investment	Percentage Interest	Cost	Value²
eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,079,617

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	1,500,000	1,500,000

Park Avenue Coastal Holding, LLC[7] Buildings and Real Estate [4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (1% of net asset value at fair value)			$5,096,298	$3,605,297

CLO Fund Securities

Portfolio Company / Prinicipal Business	Investment	Percentage Interest	Cost	Value²
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,521,101	$4,250,000

Katonah III, Ltd.[3]	Preferred Shares	23.1%	4,500,000	1,394,000

Katonah IV, Ltd.[3]	Preferred Shares	17.1%	3,150,000	1,012,000

Katonah V, Ltd.[3]	Preferred Shares	26.7%	3,320,000	831,000

Katonah VII CLO Ltd.[3,9]	Subordinated Securities	16.4%	4,500,000	3,526,000

Katonah VIII CLO Ltd[3,9]	Subordinated Securities	10.3%	3,400,000	2,955,000

Katonah IX CLO Ltd[3,9]	Preferred Shares	6.9%	2,000,000	2,141,000

Katonah X CLO Ltd [3,9]	Subordinated Securities	33.3%	11,055,435	11,875,000

Katonah 2007-I CLO Ltd.[3,9]	Preferred Shares	100.0%	29,183,940	28,859,236

Total Investment in CLO Fund Securities (20% of net asset value at fair value)			$65,630,476	$56,843,236

Affiliate Investments

Portfolio Company / Prinicipal Business	Investment	Percentage Interest	Cost	Value²
Katonah Debt Advisors	Preferred Shares	100.0%	$34,151,495	$63,967,347
Asset Management Company

PKSI	Class A Shares	100.0%	1,239,203	1,239,203
Asset Management Company

PKSI	Class B Shares	35.0%	3,500	3,500
Asset Management Company

Total Investment in Affiliates (23% of net asset value at fair value)			$35,394,198	$65,210,050

Total Investments[5] (181% of net asset value at fair value)			$507,374,523	$506,350,844

[1]
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at June 30, 2008.

[2]	Reflects the fair market value of all existing investments as of June 30, 2008, as determined by our Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2008, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CLO funds.

[5]
The aggregate cost of investments for federal income tax purposes is approximately $507 million. The aggregate gross unrealized appreciation is approximately $32 million and the aggregate gross unrealized depreciation is approximately $33 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	Warrants having a strike price of $0.01 and expiration date of March 2017.
[9]	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.
[10]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

KOHLBERG CAPITAL CORPORATION

SCHEDULES OF INVESTMENTS

As of December 31, 2007

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Revolving Loan 7.5%, Due 6/13	$—	$—	$—

Advanced Lighting Technologies, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan—Second Lien Term Loan Note 11.1%, Due 6/14	5,000,000	4,990,905	5,000,000

Advanced Lighting Technologies, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan (First Lien) 7.9%, Due 6/13	3,573,000	3,573,000	3,573,000

Advanced Lighting Technologies, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Deferred Draw Term Loan (First Lien) 7.5%, Due 6/13	650,268	650,268	650,268

Aero Products International, Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 8.8%, Due 4/12	3,700,000	3,700,000	3,681,500

Aerostructures Acquisition LLC [6] Aerospace and Defense	Senior Secured Loan—Delayed Draw Term Loan 7.9%, Due 3/13	500,000	500,000	497,500

Aerostructures Acquisition LLC [6] Aerospace and Defense	Senior Secured Loan—Term Loan 7.8%, Due 3/13	6,378,125	6,378,125	6,378,125

AGA Medical Corporation [6] Healthcare , Education and Childcare	Senior Secured Loan—Tranche B Term Loan 7.2%, Due 4/13	3,832,209	3,829,343	3,654,970

AGS LLC [6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Delayed Draw Term Loan 7.7%, Due 5/13	579,194	562,331	550,234

AGS LLC [6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Initial Term Loan 7.9%, Due 5/13	4,802,419	4,732,592	4,562,298

Allen-Vanguard Corporation [3] Aerospace and Defense	Senior Secured Loan—US Term Loan 12.0%, Due 9/12	2,309,736	2,277,028	2,277,028

AmerCable Incorporated [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Initial Term Loan 8.4%, Due 6/14	6,965,000	6,965,000	6,965,000

Astoria Generating Company Acquisitions, LLC [6] Utilities	Junior Secured Loan—Second Lien Term Loan C 8.7%, Due 8/13	4,000,000	4,049,430	3,900,000

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Atlantic Marine Holding Company [6] Cargo Transport	Senior Secured Loan—Term Loan 7.1%, Due 3/14	$1,739,465	$1,750,599	$1,730,768

Aurora Diagnostics, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan—Tranche A Term Loan (First Lien) 9.0%, Due 12/12	4,060,000	4,010,521	4,019,823

Awesome Acquisition Company (CiCi’s Pizza) [6] Personal, Food and Miscellaneous Services	Junior Secured Loan—Term Loan (Second Lien) 9.8%, Due 6/14	4,000,000	3,973,451	3,820,000

AZ Chem US Inc. [6] Chemicals, Plastics and Rubber	Junior Secured Loan—Second Lien Term Loan 10.6%, Due 2/14	4,000,000	3,956,582	3,220,000

Bankruptcy Management Solutions, Inc. [6] Diversified/Conglomerate Service	Senior Secured Loan—First Lien Term Loan 7.6%, Due 7/12	1,975,000	1,987,070	1,846,625

Bankruptcy Management Solutions, Inc. [6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 11.1%, Due 7/13	2,468,750	2,505,651	1,987,344

Bay Point Re Limited [3,6] Insurance	Senior Secured Loan—Loan 9.6%, Due 12/10	3,000,000	3,019,487	3,019,487

Bicent Power LLC [6] Utilities	Junior Secured Loan—Advance (Second Lien) 8.8%, Due 12/14	4,000,000	4,000,000	3,730,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Term Loan A 10.1%, Due 11/11	3,733,691	3,733,691	3,733,691

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan—Revolving Loan 9.7%, Due 11/10	375,000	375,000	375,000

Caribe Information Investments Incorporated [6] Printing and Publishing	Senior Secured Loan—Term Loan 7.3%, Due 3/13	2,815,534	2,803,185	2,709,951

Cast & Crew Payroll, LLC (Payroll Acquisition) [6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Initial Term Loan 7.8%, Due 9/12	10,608,400	10,647,600	10,647,600

CEI Holdings, Inc. (Cosmetic Essence) [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 7.5%, Due 3/14	1,850,051	1,751,546	1,665,046

Centaur, LLC [6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Term Loan (First Lien) 8.8%, Due 10/12	4,122,807	4,069,243	3,978,509

Centaur, LLC [6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Delayed Draw Term Loan 8.7%, Due 10/12	—	—	—

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment - Senior Subordinated Notes 15.5%, Due 6/13	10,127,500	9,945,201	9,945,201

Clarke American Corp. [6] Printing and Publishing	Senior Secured Loan—Tranche B Term Loan 7.3%, Due 6/14	2,985,000	2,985,000	2,693,963

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Clayton Holdings, Inc [6] Finance	Senior Secured Loan—Term Loan 7.0%, Due 12/11	$614,320	$616,752	$552,888

Coastal Concrete Southeast, LLC Buildings and Real Estate [4]	Mezzanine Investment—Mezzanine Term Loan 15.0%, Due 3/13	8,120,914	7,711,760	8,120,914

Concord Re Limited [3] Insurance	Senior Secured Loan—Term Loan 9.2%, Due 2/12	3,000,000	3,024,013	3,000,000

CST Industries, Inc. [6] Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 7.9%, Due 8/13	987,500	990,623	990,623

DaimlerChrysler Financial Services Americas LLC [6] Finance	Senior Secured Loan—Term Loan (First Lien) 9.0%, Due 8/12	1,995,000	1,903,193	1,923,519

Dealer Computer Services, Inc. (Reynolds & Reynolds) [6] Electronics	Junior Secured Loan—Term Loan (Third Lien) 12.3%, Due 4/14	3,500,000	3,537,846	3,491,250

Dealer Computer Services, Inc. (Reynolds & Reynolds) [6] Electronics	Junior Secured Loan—Term Loan (Second Lien) 10.3%, Due 10/13	1,000,000	1,009,544	990,000

Delta Educational Systems, Inc. [6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 8.3%, Due 6/12	2,876,053	2,876,053	2,876,053

DeltaTech Controls, Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Term Loan (First Lien) 8.0%, Due 7/14	4,000,000	3,980,991	3,980,991

DeltaTech Controls, Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 11.7%, Due 1/15	2,000,000	1,961,246	1,961,246

Dresser, Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 11.1%, Due 5/15	3,000,000	2,959,031	2,861,250

Edgestone CD Acquisition Corp. (Custom Direct) [6] Printing and Publishing	Junior Secured Loan—Loan (Second Lien) 10.8%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct) [6] Printing and Publishing	Senior Secured Loan—Term Loan (First Lien) 7.6%, Due 12/13	4,975,000	4,980,828	4,980,828

eInstruction Corporation [6] Healthcare, Education and Childcare	Junior Secured Loan—Second Lien Term Loan (Dec. 2007) 12.5%, Due 7/14	10,000,000	10,000,000	10,000,000

eInstruction Corporation [6] Healthcare, Education and Childcare	Senior Secured Loan—Initial Term Loan (Dec. 2007) 9.0%, Due 7/13	4,970,013	4,970,013	4,970,013

Emerson Reinsurance Ltd. [3] Insurance	Senior Secured Loan—Series C Loan 10.2%, Due 12/11	3,000,000	3,000,000	2,985,000

Endeavor Energy Resources, L.P. Oil and Gas	Junior Secured Loan—Second Lien Term Loan 9.6%, Due 3/12	4,000,000	4,000,000	4,000,000

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Fasteners For Retail, Inc. [6] Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 7.9%, Due 12/12	$7,926,391	$7,940,720	$7,728,231

FD Alpha Acquisition LLC (Fort Dearborn) [6] Printing and Publishing	Senior Secured Loan—US Term Loan 8.3%, Due 11/12	915,400	915,400	901,669

First American Payment Systems, L.P. [6] Finance	Senior Secured Loan—Term Loan 8.2%, Due 10/13	3,694,000	3,694,000	3,601,650

Flatiron Re Ltd. [3] Insurance	Senior Secured Loan—Closing Date Term Loan 9.1%, Due 12/10	3,664,488	3,691,697	3,646,165

Flatiron Re Ltd. [3] Insurance	Senior Secured Loan—Delayed Draw Term Loan 9.1%, Due 12/10	1,774,986	1,788,166	1,766,111

Ford Motor Company [6] Automobile	Senior Secured Loan—Term Loan 8.0%, Due 12/13	1,989,950	1,987,554	1,845,678

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond 10.1%, Due 12/16	3,000,000	3,009,230	2,490,000

Frontier Drilling USA, Inc. [6] Oil and Gas	Senior Secured Loan—Term B Advance 8.7%, Due 6/13	2,000,000	1,997,874	1,960,000

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Senior Secured Loan—First Lien Tranche A Credit-Linked Deposit 8.2%, Due 6/11	1,257,143	1,218,578	1,026,143

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Senior Secured Loan—First Lien Tranche B Term Loan 8.3%, Due 6/11	2,701,714	2,618,835	2,205,274

Ginn LA Conduit Lender, Inc. Buildings and Real Estate [4]	Junior Secured Loan—Second Lien Term Loan 12.3%, Due 6/12	3,000,000	2,680,274	1,925,010

Gleason Works, The [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—New US Term Loan 6.8%, Due 6/13	2,437,280	2,444,818	2,324,556

Hawkeye Renewables, LLC [6] Farming and Agriculture	Senior Secured Loan—Term Loan (First Lien) 9.0%, Due 6/12	2,962,406	2,894,213	2,346,640

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 7.7%, Due 3/13	1,262,594	1,266,540	1,208,403

HMSC Corporation (aka Swett and Crawford) [6] Insurance	Junior Secured Loan—Loan (Second Lien) 10.7%, Due 10/14	5,000,000	4,803,383	4,550,000

Huish Detergents Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 9.1%, Due 10/14	1,000,000	1,000,000	811,660

Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Initial Term Loan (First Lien) 7.4%, Due 4/14	4,161,071	3,947,013	3,682,548

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan—Loan (Second Lien) 11.6%, Due 10/14	$3,000,000	$3,000,000	$2,430,000

Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Delayed Draw Term Loan 7.2%, Due 4/14	—	—	—

IAL Acquisition Co. (International Aluminum Corporation) [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Term Loan 7.6%, Due 3/13	4,039,700	4,039,700	4,039,700

Infiltrator Systems, Inc. [6] Ecological	Senior Secured Loan—Term Loan 8.4%, Due 9/12	3,950,000	3,937,850	3,937,850

Inmar, Inc. [6] Retail Stores	Senior Secured Loan—Term Loan 7.3%, Due 4/13	4,962,500	4,962,500	4,813,625

Intrapac Corporation/Corona Holdco [6] Containers, Packaging and Glass	Senior Secured Loan—1st Lien Term Loan 8.5%, Due 5/12	5,850,000	5,873,152	5,873,152

Intrapac Corporation/Corona Holdco [6] Containers, Packaging and Glass	Junior Secured Loan—Term Loans (Second Lien) 12.5%, Due 5/13	3,000,000	3,021,907	3,021,907

Jones Stephens Corp. [6] Buildings and Real Estate [4]	Senior Secured Loan—Term Loan 8.8%, Due 9/12	10,245,530	10,217,367	10,217,367

JW Aluminum Company [6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—Term Loan (2nd Lien) 11.1%, Due 12/13	5,371,429	5,390,350	5,210,286

Kepler Holdings Limited [3] Insurance	Senior Secured Loan—Loan 10.3%, Due 6/09	3,000,000	3,000,000	2,985,000

Kepler Holdings Limited [3,6] Insurance	Senior Secured Loan—Loan 10.3%, Due 6/09	2,000,000	2,020,139	1,990,000

KIK Custom Products Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 9.8%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan—Loan (Second Lien) 8.3%, Due 8/13	2,000,000	2,017,210	1,890,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate [4]	Junior Secured Loan—Term Loan (Third Lien) 13.8%, Due 2/12	2,254,068	2,254,068	2,006,120

LBREP/L-Suncal Master I LLC [6] Buildings and Real Estate [4]	Senior Secured Loan—Term Loan (First Lien) 8.2%, Due 1/10	3,920,000	3,842,022	3,567,200

LBREP/L-Suncal Master I LLC [6] Buildings and Real Estate [4]	Junior Secured Loan—Term Loan (Second Lien) 12.2%, Due 1/11	2,000,000	1,918,000	1,780,000

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—First Lien Term Loan 8.6%, Due 8/12	2,955,000	2,955,000	2,955,000

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Levlad, LLC & Arbonne International, LLC [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 7.2%, Due 3/14	$2,898,451	$2,898,451	$2,266,589

LN Acquisition Corp. (Lincoln Industrial) [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Initial Term Loan (Second Lien) 10.9%, Due 1/15	2,000,000	2,000,000	1,970,000

LPL Holdings, Inc. [6] Finance	Senior Secured Loan—Tranche D Term Loan 6.8%, Due 6/13	5,338,639	5,376,752	5,131,767

MCCI Group Holdings, LLC [6] Healthcare, Education and Childcare	Junior Secured Loan—Term Loan (Second Lien) 12.7%, Due 6/13	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 9.4%, Due 12/12	5,960,018	5,940,018	5,960,018

Murray Energy Corporation [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Tranche B Term Loan (First Lien) 7.9%, Due 1/10	1,969,620	1,979,459	1,890,835

National Interest Security Company, L.L.C. [6] Aerospace and Defense	Senior Secured Loan—Term Loan 9.7%, Due 12/12	5,000,000	5,000,000	5,000,000

Northeast Biofuels, LP [6] Farming and Agriculture	Senior Secured Loan—Construction Term Loan 8.5%, Due 6/13	1,365,854	1,368,725	1,229,268

Northeast Biofuels, LP [6] Farming and Agriculture	Senior Secured Loan—Synthetic LC Term Loan 8.1%, Due 6/13	536,585	537,713	482,927

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan—Incremental Term Loan Add On 8.5%, Due 6/11	856,741	856,741	856,741

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan—Term Loan 8.4%, Due 6/11	4,236,111	4,211,616	4,211,616

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Pegasus Solutions, Inc. [6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Term Loan 8.1%, Due 4/13	5,755,000	5,755,000	5,755,000

Primus International Inc. [6] Aerospace and Defense	Senior Secured Loan—Term Loan 7.7%, Due 6/12	3,259,279	3,265,878	3,177,797

QA Direct Holdings, LLC [6] Printing and Publishing	Senior Secured Loan—Term Loan 9.6%, Due 8/14	4,987,469	4,938,587	4,950,063

Resco Products, Inc. [6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—2nd Lien Term Loan 13.1%, Due 6/14	5,000,000	4,928,938	4,928,938

Rhodes Companies, LLC, The [6] Buildings and Real Estate [4]	Senior Secured Loan—First Lien Term Loan 8.3%, Due 11/10	1,878,788	1,780,166	1,647,077

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]
Rhodes Companies, LLC, The [6] Buildings and Real Estate [4]	Junior Secured Loan—Second Lien Term Loan 12.6%, Due 11/11	$2,000,000	$2,011,185	$1,266,680

San Juan Cable, LLC [6] Broadcasting and Entertainment	Junior Secured Loan—Second Lien Term Loan 10.7%, Due 10/13	3,000,000	2,978,999	2,782,500

Schneller LLC [6] Aerospace and Defense	Senior Secured Loan—First Lien Term Loan 8.7%, Due 6/13	4,975,000	4,927,882	4,950,125

Seismic Micro-Technology, Inc. (SMT) [6] Electronics	Senior Secured Loan—Term Loan 7.6%, Due 6/12	995,000	992,532	992,532

Seismic Micro-Technology, Inc. (SMT) [6] Electronics	Senior Secured Loan—Term Loan 7.6%, Due 6/12	1,492,500	1,488,798	1,488,798

Sorenson Communications, Inc. [6] Electronics	Senior Secured Loan—Tranche C Term Loan 7.4%, Due 8/13	2,791,551	2,807,105	2,720,897

Specialized Technology Resources, Inc. [6] Diversified/Conglomerate Service	Senior Secured Loan—Term Loan (First Lien) 7.3%, Due 6/14	5,970,000	5,970,000	5,970,000

Specialized Technology Resources, Inc. [6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 11.8%, Due 12/14	7,500,000	7,500,000	7,500,000

Standard Steel, LLC [6] Cargo Transport	Senior Secured Loan—Delayed Draw Term Loan 7.4%, Due 7/12	825,699	831,324	831,324

Standard Steel, LLC [6] Cargo Transport	Senior Secured Loan—Initial Term Loan 7.3%, Due 7/12	4,097,298	4,125,208	4,125,208

Standard Steel, LLC [6] Cargo Transport	Junior Secured Loan—Loan (Second Lien) 10.8%, Due 7/13	1,750,000	1,760,240	1,760,240

Stolle Machinery Company [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Loan (Second Lien) 11.4%, Due 9/13	1,000,000	1,015,115	975,000

Stolle Machinery Company [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—First Lien Term Loan 7.9%, Due 9/12	1,975,000	1,985,124	1,945,375

TLC Funding Corp. [6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 9.9%, Due 5/12	3,930,000	3,850,590	3,959,475

TPF Generation Holdings, LLC [6] Utilities	Junior Secured Loan - Second Lien Term Loan 9.1%, Due 12/14	2,000,000	2,033,096	1,890,000

TransAxle LLC Automobile	Senior Secured Loan—Revolver 8.2%, Due 8/11	490,909	486,678	488,832

TransAxle LLC [6] Automobile	Senior Secured Loan—Term Loan 9.2%, Due 9/12	2,812,500	2,812,500	2,812,500

TUI University, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 8.1%, Due 10/14	3,990,000	3,794,292	3,810,450

Portfolio Company / Principal Business	Investment Interest Rate 1 / Maturity	Principal	Cost	Value [2]

Twin-Star International, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan 7.8%, Due 4/13	$4,975,000	$4,975,000	$4,975,000

United Maritime Group, LLC (fka Teco Transport Corporation) [6] Cargo Transport	Junior Secured Loan—Term Loan (Second Lien) 12.8%, Due 12/13	4,500,000	4,500,000	4,511,250

United Maritime Group, LLC (fka Teco Transport Corporation) [6] Cargo Transport	Senior Secured Loan—1st Lien Term Loan 9.0%, Due 12/12	2,000,000	2,000,000	2,000,000

Water PIK, Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Loan (First Lien) 8.2%, Due 6/13	2,985,000	2,965,778	2,925,300

Wesco Aircraft Hardware Corp. [6] Aerospace and Defense	Junior Secured Loan—Second Lien Term Loan 10.6%, Due 3/14	4,132,887	4,166,447	4,132,887

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment 11.0%, Due 2/15	5,000,000	4,762,014	5,000,000

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

Wolf Hollow I, LP [6] Utilities	Junior Secured Loan—Term Loan (Second Lien) 9.3%, Due 12/12	2,683,177	2,688,724	2,555,726

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan—Acquisition Term Loan 7.1%, Due 6/12	783,980	772,832	733,021

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan—Synthetic Letter of Credit 7.1%, Due 6/12	668,412	658,900	618,280

Wolf Hollow I, LP [6] Utilities	Senior Secured Loan—Synthetic Revolver Deposits 7.1%, Due 6/12	167,103	164,727	154,570

X-Rite, Incorporated [6] Electronics	Senior Secured Loan—Term Loan (First Lien) 8.5%, Due 10/12	1,995,000	1,985,328	1,985,025

X-Rite, Incorporated [6] Electronics	Junior Secured Loan—Loan (Second Lien) 12.4%, Due 10/13	1,000,000	1,000,000	1,000,000

Total Investment in Debt Securities and Bonds (158% of net asset value at fair value)		$426,014,170	$423,439,764	$410,954,082

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value [2]
Aerostructures Holdings L.P. Aerospace and Defense	Partnership Interest	1.2%	$1,000,000	$1,000,000

eInstruction Acquisition, LLC Healthcare, Education and Childcare	Membership Units	1.1%	1,069,810	1,069,810

FP WRCA Coinvestment Fund VII, Ltd. [3] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	1,500,000	1,500,000

Park Avenue Coastal Holding, LLC Buildings and Real Estate [4]	Common Interests	2.0%	1,000,000	803,000

Coastal Concrete Southeast, LLC Buildings and Real Estate [4,7]	Warrants [8]	0.9%	474,140	379,440

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,043,950	$4,752,250

CLO Fund Securities
Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value [2]
Grant Grove CLO, Ltd. [3]	Subordinated Securities	22.2%	$4,415,580	$4,250,000
Katonah III, Ltd. [3]	Preferred Shares	23.1%	4,500,000	2,810,000
Katonah IV, Ltd. [3]	Preferred Shares	17.1%	3,150,000	2,420,000
Katonah V, Ltd. [3]	Preferred Shares	26.7%	3,320,000	420,000
Katonah VII CLO Ltd. [3,9]	Subordinated Securities	16.4%	4,500,000	3,950,000
Katonah VIII CLO Ltd [3,9]	Subordinated Securities	10.3%	3,400,000	3,290,000
Katonah IX CLO Ltd [3,9]	Preferred Shares	6.9%	2,000,000	2,000,000
Katonah X CLO Ltd [3,9]	Subordinated Securities	33.3%	10,775,684	11,880,000

Total Investment in CLO Fund Securities (12% of net asset value at fair value)			$36,061,264	$31,020,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value [2]
Katonah Debt Advisors Asset Management Company	Membership Interests	100.0%	$33,394,995	$58,510,360
PKSI Distressed Investments	Class A Shares	100.0%	71,500	71,500
PKSI Distressed Investments	Class B Shares	35.0%	3,500	3,500

Total Investment in Portfolio Companies (23% of net asset value at fair value)			$33,469,995	$58,585,360

Total Investments [5] (195% of net asset value at fair value)			$498,014,973	$505,311,692

[1]
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at December 31, 2007.

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

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2008	2007
Per Share Data:
Net asset value, at beginning of period	$14.38	$14.29
Net investment income [1]	0.86	0.56
Net realized gains (losses)	(0.03)	0.01
Net change in unrealized appreciation on investments	(2.60)	1.13
Net increase (decrease) in net assets resulting from operations	$(1.77)	$1.70
Distribution from net investment income and realized gains	(0.82)	(0.64)
Issuance of common stock under dividend reinvestment plan	0.06	0.02
Issuance of common stock	1.27	—
Stock based compensation expense	0.02	0.02
Net asset value, end of period	$13.14	$15.39

Total net asset value return [2]	(3.3)%	12.2%
Ratio/Supplemental Data:
Per share market value at beginning of period	$12.00	$17.30
Per share market value at end of period	$10.00	$18.55
Total market return [3]	(10.3)%	10.9%
Shares outstanding at end of period	21,234,482	17,963,525
Net assets at end of period	$278,979,044	$276,410,211
Portfolio turnover rate [4]	11.1%	15.3%
Average debt outstanding	$244,890,110	$29,889,503
Average debt outstanding per share	$11.53	$1.66
Ratio of net investment income to average net assets [5]	12.5%	7.6%
Ratio of total expenses to average net assets [5]	7.8%	3.8%
Ratio of interest expense to average net assets [5]	4.4%	0.9%
Ratio of non-interest expenses to average net assets [5]	3.4%	2.9%

[1]	Based on weighted average number of common shares outstanding for the period.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. Katonah Debt Advisors manages CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of June 30, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management. On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million.

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

Loans and Debt Securities. For loans and debt securities for which market quotations are readily available, such as broadly syndicated term loans and bonds, fair value generally is equal to the market price for those loans and securities. For loans and debt securities for which a market quotation is not readily available, such as middle market term loans, second lien term loans and mezzanine debt investments, fair value is determined by evaluating the borrower’s enterprise value and other methodologies generally used to determine fair value. The analysis of enterprise value or overall financial condition or other factors or methodologies may lead to a determination of fair value at a different amount other than cost; as a general rule, the Company will value such loans or debt securities at cost, however such loans and debt securities will be subject to fair value write-downs when the asset is considered impaired or other fair value adjustments based on other observable market data or analysis of the borrower.

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

CLO Fund Securities.  The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies (collectively “CLO Investments”). The Company distinguishes CLO funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The Company’s CLO Investments relate exclusively to credit instruments issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages, or consumer borrowings. As of June 30, 2008, CLO Investments represented approximately 11% of the Company’s investment portfolio.

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

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to the Company’s Board of Directors which consisted of certain limited procedures that the Company’s Board of Directors identified and requested them to perform. For the preceding twelve months ended June 30, 2008, the Company’s Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on 43 investments comprising approximately 52% of the total investments at fair value as of June 30, 2008 for which market quotations are not readily available. For the year ended December 31, 2007, the Company’s Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on 21 investments comprising approximately 44% of the total investments at fair value as of December 31, 2007 for which market or third party quotations were not readily available. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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

Interest Income.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2008, two issuers representing 1% of total investments at fair value were considered in default.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At June 30, 2008, there was an unamortized debt issuance cost of approximately $2 million included in other assets in the accompanying balance sheet. Amortization expense for the six months ended June 30, 2008 and 2007 was approximately $210,000 and $115,000, respectively.

Expenses. The Company is internally managed and expenses costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense and any interest expense incurred in connection with borrowings. The Company and its Asset Manager Affiliates share office space and certain other shared operating expenses. The Company has entered into an Overhead Allocation Agreement with its Asset Manager Affiliates which provides for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. The aggregate net payments of such expenses under the Overhead Allocation Agreement are not material.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$7,297,285	$16,940,501	$7,492,537	$30,889,509
Denominator for basic weighted average shares:	20,302,781	17,960,502	19,188,862	17,953,457
Dilutive effect of restricted stock:	19,830	—	9,915	—
Dilutive effect of stock options:	—	111,862	—	60,716
Denominator for diluted weighted average shares:	20,322,611	18,072,364	19,198,777	18,014,173
Basic net increase in stockholders’ equity resulting from operations per share:	$0.36	$0.94	$0.39	$1.72
Diluted net increase in stockholders’ equity resulting from operations per share:	$0.36	$0.94	$0.39	$1.71

4. INVESTMENTS

The Company invests in senior secured loans and mezzanine debt and, to a lesser extent, equity capital of middle market companies in a variety of industries. The Company generally targets companies that generate positive cash flows because the Company looks to cash flows as the primary source for servicing debt. However, the Company may invest in other industries if it is presented with attractive opportunities.

The following table shows the Company’s portfolio by security type at June 30, 2008 and December 31, 2007:

	June 30, 2008 (unaudited)			December 31, 2007
Security Type	Cost	Fair Value	% [1]	Cost	Fair Value	% [1]
Senior Secured Loan	$223,245,488	$216,214,013	78%	$265,390,844	$260,138,674	100%
Junior Secured Loan	136,744,636	125,317,627	45	120,620,715	113,259,293	44
Mezzanine Investment	33,057,899	31,933,121	11	32,418,975	33,066,115	12
Senior Subordinated Bond	3,008,716	2,287,500	1	3,009,230	2,490,000	1
Senior Unsecured Bond	5,196,812	4,940,000	2	2,000,000	2,000,000	1
CLO Fund Securities	65,630,476	56,843,236	20	36,061,264	31,020,000	12
Equity Securities	5,096,298	3,605,297	1	5,043,950	4,752,250	2
Affiliate Asset Managers	35,394,198	65,210,050	23	33,469,995	58,585,360	23

Total	$507,374,523	$506,350,844	181%	$498,014,973	$505,311,692	195%

  1 Calculated as a percentage of net asset value at fair value.

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008			December 31, 2007
Industry Classification	Cost	Fair Value	% [1]	Cost	Fair Value	% [1]
Aerospace and Defense	$30,922,261	$30,795,993	11%	$32,583,716	$32,481,819	13%
Asset Management Companies [2]	35,394,198	65,210,050	23	33,469,995	58,585,360	23
Automobile	8,425,347	7,808,932	3	5,286,731	5,147,010	2
Broadcasting and Entertainment	2,980,793	2,850,000	1	2,978,999	2,782,500	1
Buildings and Real Estate [3]	38,043,680	27,738,061	10	37,726,396	34,944,226	13
Cargo Transport	20,427,913	20,370,087	7	14,967,369	14,958,789	6
Chemicals, Plastics and Rubber	3,960,094	3,220,000	1	3,956,582	3,220,000	1
CLO Fund Securities	65,630,476	56,843,236	20	36,061,264	31,020,000	12
Containers, Packaging and Glass	8,890,393	8,850,000	3	8,895,059	8,895,059	3
Diversified/Conglomerate Manufacturing	4,350,318	4,299,817	2	8,931,343	8,718,855	3
Diversified/Conglomerate Service	15,915,438	15,217,938	5	17,962,721	17,303,969	7
Ecological	3,919,181	3,919,181	1	3,937,850	3,937,850	2
Electronics	13,837,480	13,101,840	5	15,830,382	15,158,502	6
Farming and Agriculture	4,755,088	3,902,969	1	4,800,651	4,058,835	2
Finance	10,994,153	10,301,289	4	11,590,697	11,209,824	4
Healthcare, Education and Childcare	43,120,803	43,291,897	16	46,715,870	46,637,705	18
Home and Office Furnishings, Housewares, and Durable Consumer Goods	21,398,407	20,323,383	7	24,091,185	23,265,816	9
Hotels, Motels, Inns and Gaming	7,646,708	7,417,207	3	9,364,165	9,091,041	4
Insurance	12,751,484	12,459,157	4	24,346,884	23,941,763	9
Leisure, Amusement, Motion Pictures, Entertainment	18,368,466	18,333,400	7	18,402,600	18,402,600	7
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	37,225,390	37,188,615	13	39,573,338	39,483,418	15
Mining, Steel, Iron and Non-Precious Metals	21,833,407	21,693,104	8	16,338,446	16,069,759	6
Oil and Gas	5,998,067	5,870,000	2	5,997,874	5,960,000	2
Personal and Non Durable Consumer Products (Mfg. Only)	15,485,826	12,774,698	5	17,315,776	14,750,095	6
Personal, Food and Miscellaneous Services	14,170,308	13,144,442	5	13,918,651	13,765,201	5
Printing and Publishing	20,798,472	20,287,799	7	21,622,999	21,236,473	8
Retail Stores	3,755,829	3,755,829	1	4,962,500	4,813,625	2
Utilities	16,374,543	15,381,920	6	16,384,930	15,471,598	6

Total	$507,374,523	$506,350,844	181%	$498,014,973	$505,311,692	195%

[1]	Calculated as a percentage of net asset value at fair value.
[2]	Represents Katonah Debt Advisors and affiliates.
[3]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2008 and December 31, 2007, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At June 30, 2008 and December 31, 2007, approximately 13% and 11%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 11% and 6% of its portfolio on such dates).

At June 30, 2008 and December 31, 2007, the Company’s ten largest portfolio companies represented approximately 34% and 29%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 13% and 12% of the total fair value of the Company’s investments at June 30, 2008 and December 31, 2007, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 17% of the total fair value of our investments at both June 30, 2008 and December 31, 2007.

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

As of June 30, 2008, all of the CLO Funds in which the Company holds investments maintained the original issue credit ratings on all rated classes of their securities and were continuing to make cash payments to all classes of investors. As of June 30, 2008, the Company’s seasoned CLO Fund securities had an average annual cash yield of approximately 34%.

The subordinated securities and preferred stock securities are considered equity positions in the CLO Funds and, as of June 30, 2008 and December 31, 2007, the Company had approximately $57 million and $31 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of June 30, 2008 was approximately $66 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $9 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2007 was approximately $36 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $5 million.

Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS 157 defines fair value, establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table summarizes the fair value of investments by the above SFAS 157 fair value hierarchy levels as of June 30, 2008:

	Level I	Level II	Level III	Total
Debt securities	$—	$—	$380,692,261	$380,692,261
CLO fund securities	—	—	56,843,236	56,843,236
Equity securities	—	—	3,605,297	3,605,297
Asset manager affiliates	—	—	65,210,050	65,210,050

The following table summarizes the Level III investments by valuation methodology as of June 30, 2008:

Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	8%	—%	—%	—%	8%
Public / private company comparables	67	—	—	13	80
Discounted cash flow	—	11	—	—	11
Residual enterprise value	—	—	1	—	1
Total	75%	11%	1%	13%	100%

As a BDC, it is required that the Company invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, most, if not all, of the Company’s investments at any given time will most likely be deemed Level III investments. The Company believes that investments classified as Level III for SFAS 157 have a further hierarchal framework which prioritizes and ranks such valuations based on the degree of independent and observable inputs, objectivity of data and models and the level of judgment required to adjust comparable data. The hierarchy of such methodologies are presented in the above table and discussed below in descending rank.

Investment values derived by a third party pricing service are deemed Level III values since such values are not traded on an active public exchange and may represent a traded or broker quote on an asset that is infrequently traded.

Values derived for debt securities using public/private company comparables generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as earnings or cash flows) for the private, underlying company/issuer. Such non-observable company/issuer data is typically provided on a monthly basis, is certified as correct by the management of the company/issuer and audited by an independent accounting firm on an annual basis. Since such private company/issuer data is not publicly available it is not deemed market-observable data and, as a result, such investment values are grouped as Level III assets.

Values derived for asset manager affiliates using public/private company comparables generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as assets under management, historical and prospective earnings) for the asset manager affiliate. The Company recognizes that comparable asset managers may not be fully comparable to its asset manager affiliates and typically identifies a range of performance measures and/or adjustments within the comparable population for which to determine value. Since any such ranges and adjustments are entity specific they are not considered market-observable data and thus require a Level III grouping.

Values derived through use of discounted cash flow models and residual enterprise value models typically have little, if any, market activity or market-observable data for such investments. Such investments are grouped as Level III assets.

The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows:

	Six Months Ended June 30, 2008
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	261,908	709,977	—	—	971,885
Purchases (sales), net	(21,826,128)	28,859,236	52,349	1,924,203	9,009,660
Total gain (loss) realized and unrealized included in earnings	(8,697,601)	(3,745,977)	(1,199,302)	4,700,487	(8,942,393)
Balance, June 30, 2008	$380,692,261	$56,843,236	$3,605,297	$65,210,050	$506,350,844
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,075,608)	$(3,745,977)	$(1,199,302)	$4,700,487	$(8,320,400)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of June 30, 2008, Katonah Debt Advisors and its affiliates had approximately $2.3 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At June 30, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $64 million. As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred stock.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management integrated within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors.

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

As a separately regarded entity for tax purposes, Katonah Debt Advisors, L.L.C. is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of Katonah Debt Advisors’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. Katonah Debt Advisors’ taxable net income will differ from GAAP net income for both deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences between lease cash payments to GAAP straight line expense and adjustments for the recognition and timing of depreciation, bonuses to employees, stock option expense, and interest rate caps. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

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

At June 30, 2008 and at December 31, 2007 a net amount due from affiliates totaled approximately $320,000 and approximately $540,000, respectively.

Summarized financial information for Katonah Debt Advisors follows:

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)	(Unaudited)
Assets:
Current assets	$8,704,543	$7,035,155
Noncurrent assets	355,718	396,111
Total assets	$9,060,261	$7,431,266
Liabilities:
Current liabilities	4,293,946	4,254,202
Total liabilities	$4,293,946	$4,254,202

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Gross revenue	$7,077,883	$4,969,190
Total expenses	5,895,132	3,830,938
Net income (loss)	$1,182,751	$1,138,252
Dividends declared	$350,000	$—
Cumulative undistributed net income	$3,017,895	$1,065,542

 The Company intends to distribute the current and accumulated net income of Katonah Debt Advisors in the future.

Distressed Debt Platform

In December 2007, the Company committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz named Panagos and Katz Situational Investing (“PKSI”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. The Company expects that funds managed by PKSI will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. The Company also expects that PKSI may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. The Company has committed to invest up to $2.5 million directly in PKSI through an investment in Class A shares. The Company has a 35% economic interest in PKSI through its investment in Class B shares on which it will receive its pro rata share of PKSI’s operating income and may make an investment of up to $25 million in the funds managed by PKSI on which the Company will receive investment income. PKSI may also source distressed debt opportunities in which we may make direct investments. As of June 30, 2008, the Company funded approximately $1.2 million of its $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI. As of June 30, 2008, PKSI had no significant operations.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2008	As of December 31, 2007
	(unaudited)
Secured revolving credit facility, $275 million commitment due October 1, 2012	$230,000,000	$255,000,000

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

The weighted average daily debt balance for the three months ended June 30, 2008 and 2007 was approximately $235 million and $56 million, respectively. For the three months ended June 30, 2008 and 2007, the weighted average interest rate on weighted average outstanding borrowings was approximately 2.9 % and 5.3%, respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of June 30, 2008, the Company had restricted cash balances of approximately $6 million which it maintained in accordance with the terms of the Facility. A portion of these funds, approximately $3 million, was released to the Company in July 2008.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. At June 30, 2008, the Company had no current or accumulated undistributed taxable income.

For the quarter ended June 30, 2008, the Company declared a dividend on June 13, 2008 of $0.41 per share for a total of approximately $9 million. The record date was July 9, 2008 and the dividend was distributed on July 28, 2008.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the six months ended June 30, 2008:

Six Months Ended June, 2008
(Unaudited)
Pre-tax net increase in stockholders’ equity resulting from operations	$7,492,537
Net unrealized losses on investments transactions not taxable	8,320,400
Expenses not currently deductible	(476,470)

Taxable income before deductions for distributions	$15,336,467

Taxable income before deductions for distributions per outstanding share	$0.72

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2008 and December 31, 2007, the Company had committed to make a total of approximately $3 million and $4 million, respectively, of investments in various revolving senior secured loans, of which approximately $600,000 was funded as of June 30, 2008 and $865,000 was funded as of December 31, 2007. As of June 30, 2008 and December 31, 2007, the Company had committed to make a total of approximately $875,000 and $8 million, respectively, of investments in a delayed draw senior secured loans of which none was funded as of June 30, 2008 and approximately $5 million was funded as of December 31, 2007.

Katonah Debt Advisors is currently a party to an agreement with Bear Stearns entered into in connection with a warehouse credit line established to fund the initial accumulation of assets for three CLO funds, pursuant to which agreement Katonah Debt Advisors has undertaken certain “first loss” commitments, as described in more detail below. In return for Katonah Debt Advisors’ first loss commitment, Katonah Debt Advisors is entitled to receive net interest income from the underlying assets in the loan warehouse. In the future, Kohlberg Capital or Katonah Debt Advisors may enter into similar agreements in connection with funding the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage. Such “first loss” commitments relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for our first loss commitment, we receive net interest income from the underlying assets in the loan warehouse.

Katonah Debt Advisors has engaged Bear Stearns to structure and raise three CLO funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II” and, together with Katonah 2007 and Katonah 2008-I, the “CLO Funds”), and to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). The agreement with Bear Stearns survives the merger of Bear Stearns with JPMorgan Chase in June 2008 and continues to be in effect in accordance with its original terms. As part of this engagement, Katonah Debt Advisors entered into certain credit lines with Bear Stearns to accumulate and fund into a loan warehouse the initial assets for the CLO Funds. As mentioned above, Katonah Debt Advisors has undertaken a first loss commitment, requiring Katonah Debt Advisors to reimburse Bear Stearns for (i) certain losses (if any) incurred on the assets warehoused for the CLO Funds prior to their completion, or (ii) if one or all of the CLO Funds fail to close, a portion of the losses (if any) on the resale of the warehoused assets. On January 23, 2008, Katonah Debt Advisors and Bear Stearns closed Katonah 2007. Kohlberg Capital received a structuring fee upon closing and Katonah Debt Advisors expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007 and such assets are no longer subject to a first loss obligation. While the securities issued by the CLO funds managed by Katonah Debt Advisors are primarily held by third parties, Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007. In connection with the closing of Katonah 2007, Katonah Debt Advisors’ maximum first loss obligation amount under its commitment letter with Bear Stearns was reduced from $22.5 million to $18 million.

As of June 30, 2008, Katonah 2008-I and Katonah 2008-II had acquired an aggregate of approximately $152 million and $123 million in assets, respectively, determined on the basis of the par value of such assets. If the portfolio of remaining warehoused assets for Katonah 2008-I and Katonah 2008-II had been liquidated in accordance with the terms of the engagement with Bear Stearns on June 30, 2008, the loss on such portfolio would have exceeded our maximum first loss obligation. Katonah Debt Advisors is currently in discussions with Bear Stearns regarding the timing and structure of the remaining CLO Funds, and its ability to access the warehouse credit line contemplated by the Bear Stearns commitment letter.

As of June 30, 2008, the Company funded approximately $1.2 of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. During the year ended December 31, 2007, the Company issued 71,366 shares of common stock under its dividend reinvestment plan. During the six months ended June 30, 2008, the Company issued 116,783 shares of common stock under its dividend reinvestment plan and 100,250 shares of restricted stock. The total number of shares issued and outstanding as of June 30, 2008 was 21,334,732 and 21,234,482, respectively and shares issued and outstanding as of December 31, 2007 was 18,017,699.

10. STOCK OPTIONS

During 2006 and as amended in 2008, the Company established a stock option plan (the “Plan”) and reserved 2,000,000 shares of common stock for issuance under the Plan. The purpose of the Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted.

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. During the six months ended June 30, 2008, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

During the year ended December 31, 2007, 90,000 options granted to employees were forfeited. During the six months ended June 30, 2008, 15,000 options granted to employees were forfeited. As of June 30, 2008, 1,320,000 total options were outstanding, 412,500 of which were exercisable. The options have an estimated remaining contractual life of 8 years and 6 months.

During the six months ended June 30, 2008, the weighted average grant date fair value per share for options granted during the period was $1.50. During the year ended December 31, 2007, the weighted average grant date fair value per share for options granted during the period was $1.90. For both the six months ended June 30, 2008 and the year ended December 31, 2007, the weighted average grant date fair value per share for options forfeited during the period was $1.81. Information with respect to options granted, exercised and forfeited under the Plan for the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value [1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—
Forfeited	(15,000)	$16.36

Outstanding at June 30, 2008	1,320,000	$15.46	8.5	$—

Total vested at June 30, 2008	412,500	$15.33	8.5

1 Represents the difference between the market value of the options at June 30, 2008 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the six months ended June 30, 2008, total stock option expense of approximately $310,000 was recognized and expensed at the Company; of this amount approximately $250,000 was expensed at the Company and approximately $60,000 was expensed at Katonah Debt Advisors. At June 30, 2008, the Company had approximately $1.2 million of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized and allocated between the Company and Katonah Debt Advisors over a weighted average period of 2.0 years.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Company’s 2006 Equity Incentive Plan, as amended. As of June 13, 2008, the board of directors had approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date. During the six months ended June 30, 2008, the Company recognized non-cash compensation expense of approximately $12,000 relating to restricted stock grants. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. On June 30, 2008 none of such shares were vested. Subsequently on July 1, 2008, employees holding options to purchase 1,250,000 shares individually entered into agreements to cancel such options and to receive 250,000 shares of restricted stock. As a result, as of July 1, 2008, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 70,000 shares of common stock outstanding and there were 350,250 shares of restricted stock outstanding.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the three and six months ended June 30, 2008, the Company made contributions to the 401K Plan of approximately $10,000 and $20,000. The Company contributed $5,000 for both the three and six months ended June 30, 2007.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company contributes to the Pension Plan 1) 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three and six months ended June 30, 2008, the Company made contributions to the Pension Plan of approximately $50,000 and $100,000. The Company contributed $25,000 for both the three and six months ended June 30, 2007.

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

In March 2008, Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”) was issued and is effective for fiscal years beginning after November 15, 2008. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. The Company expects that the adoption of SFAS 161 will not have an impact on the Company’s financial position or results of operations.

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this quarterly report, please see the discussion under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this quarterly report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report.

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of June 30, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at June 30, 2008 was $13.14. On June 30, 2008, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $10.00.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $13.14 and $14.38 as of June 30, 2008 and December 31, 2007, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2008 (unaudited)		December 31, 2007
	Fair Value	per Share	Fair Value	per Share
Investments at fair value:
Investments in debt securities	$380,692,261	$17.93	$410,954,082	$22.81
Investments in CLO Fund securities	56,843,236	2.68	31,020,000	1.72
Investments in equity securities	3,605,297	0.17	4,752,250	0.27
Investments in asset manager affiliates	65,210,050	3.07	58,585,360	3.25
Cash and cash equivalents	14,291,881	0.67	12,088,529	0.67
Other assets	12,232,776	0.58	15,741,738	0.87

Total Assets	$532,875,501	$25.10	$533,141,959	$29.59
Borrowings	$230,000,000	$10.83	$255,000,000	$14.15
Other liabilities	23,896,457	1.13	19,073,795	1.06

Total Liabilities	$253,896,457	$11.96	$274,073,795	$15.21

NET ASSET VALUE	$278,979,044	$13.14	$259,068,164	$14.38

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of June 30, 2008, we had $230 million of outstanding borrowings and our asset coverage was 221%. Our borrowings are made pursuant to a revolving credit facility which permits maximum borrowings of up to $275 million and has a final maturity on October 1, 2012.

Investment Portfolio Summary Attributes as of and for the Six Months Ended June 30, 2008

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $4 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “Investment Portfolio” and “Investments and Operations” for a more detailed description) as of and for the six months ended June 30, 2008:

Debt Securities

•	represent approximately 75% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (43% and 25% respectively);

•	spread across 26 different industries and 88 different entities;

•	average balance per entity of approximately $4.3 million;

•	all but two issuers current on their debt service obligations;

•	weighted average interest rate of 8.0%.

CLO Fund Securities (as of the last monthly trustee report prior to June 30, 2008 unless otherwise specified)

•	represent approximately 11% of total investment portfolio at June 30, 2008;

•	represent investments in subordinated securities or equity securities issued by CLO Funds;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	all CLO Funds have made all required cash payments to all classes of investors;

•	no ratings downgrades -all CLO Funds have maintained their original issue credit ratings on all rated classes of securities;

•	nine different CLO Fund securities; five of such CLO Funds are managed by Katonah Debt Advisors;

•	seasoned CLOs currently providing an annualized 34% cash return on investment during the twelve months ended June 30, 2008.

Katonah Debt Advisors

•	represents approximately 13% of total investment portfolio;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	Katonah Debt Advisors has approximately $2.3 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the six months ended June 30, 2008, Katonah Debt Advisors had after-tax net income of approximately $1.2 million;

•	for the six months ended June 30, 2008, Katonah Debt Advisors distributed $350,000 of such income in the form of a dividend which is recognized as current earnings to the Company.

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

Net Unrealized Appreciation on Investments

During the three and six months ended June 30, 2008, the Company’s investments had a decrease in net unrealized appreciation of approximately $465,000 and $8.3 million, respectively. The decrease in net unrealized appreciation for the three months ended June 30, 2008 is primarily due to i) an approximate $340,000 net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; ii) an approximate $950,00 decrease in the net value of CLO equity investments as a result of current market conditions (there are no CLO Funds in payment default—all CLO Funds are providing a current cash return and have maintained their original ratings); and, iii) an approximate $825,000 increase in the value of Katonah Debt Advisors due to an increase in assets under management to $2.3 billion at June 30, 2008.

The decrease in net unrealized appreciation for the six months ended June 30, 2008 is primarily due to i) an approximate $9.3 million net decrease in the market value of certain broadly syndicated loans and equity investments as a result of current market conditions; ii) an approximate $3.7 million decrease in the net value of CLO equity investments as a result of current market conditions (there are no CLO Funds in payment default—all CLO Funds are providing a current cash return and have maintained their original ratings); and, iii) an approximate $4.7 million increase in the value of Katonah Debt Advisors due to an increase in assets under management to $2.3 billion at June 30, 2008.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2008 and 2007 was approximately $7 and $17 million, respectively, or $0.36 and $0.94 per share, respectively. The net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2008 and 2007 was approximately $7 and $31 million, respectively, or $0.39 and $1.72 per share, respectively.

Net Investment Income and Net Realized Gains

Net investment income and net realized gains represents the net increase in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2008 and 2007, net investment income and realized gains was approximately $8 million and $5 million, respectively, or $0.38 and $0.30 per share, respectively. For the six months ended June 30, 2008 and 2007, net investment income and realized gains was approximately $16 million and $10 million, respectively, or $0.82 and $0.57 per share, respectively. Generally, we seek to fund our dividend from net investment income and net realized gains. For the six months ended June, 2008, dividend distributions totaled approximately $16 million or $0.82 per share.

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

	Dividend	Declaration Date	Record Date	Pay Date
2008:
First quarter	$0.41	3/14/08	4/8/07	4/28/08
Second quarter	0.41	6/13/08	7/9/08	7/28/08

2007:
Fourth quarter	$0.39	12/14/07	12/24/07	1/24/08
Third quarter	0.37	9/24/07	10/10/07	10/26/07
Second quarter	0.35	6/8/07	7/9/07	7/23/07
First quarter	0.29	3/13/07	4/6/07	4/17/07

Total declared for 2007	$1.40

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the six months ended June 30, 2008, Katonah Debt Advisors earned approximately $1.2 million of GAAP net income and distributed $350,000 in dividends to us and for the year ended December 31, 2007, Katonah Debt Advisors earned approximately $3 million of GAAP net income and distributed $500,000 in dividends to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations. The Company intends to distribute, in the form of a dividend, the accumulated undistributed net income of Katonah Debt Advisors in the future.

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

The following table shows the Company’s portfolio by security type at June 30, 2008 and December 31, 2007:

	June 30, 2008 (unaudited)			December 31, 2007
Security Type	Cost	Fair Value	% [1]	Cost	Fair Value	% [1]
Senior Secured Loan	$223,245,488	$216,214,013	42.7%	$265,390,844	$260,138,674	51.5%
Junior Secured Loan	136,744,636	125,317,627	24.7	120,620,715	113,259,293	22.4
Mezzanine Investment	33,057,899	31,933,121	6.3	32,418,975	33,066,115	6.5
Senior Subordinated Bond	3,008,716	2,287,500	0.5	3,009,230	2,490,000	0.5
Senior Unsecured Bond	5,196,812	4,940,000	1.0	2,000,000	2,000,000	0.4
CLO Fund Securities	65,630,476	56,843,236	11.2	36,061,264	31,020,000	6.1
Equity Securities	5,096,298	3,605,297	0.7	5,043,950	4,752,250	1.0
Affiliate Asset Managers	35,394,198	65,210,050	12.9	33,469,995	58,585,360	11.6

Total	$507,374,523	$506,350,844	100.0%	$498,014,973	$505,311,692	100.0%

1 Represents percentage of total portfolio at fair value.

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

At June 30, 2008, the Company’s investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.0%.

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

The investment portfolio (excluding the Company’s investment in asset management affiliates and CLO Funds) at June 30, 2008 is spread across 26 different industries and 89 different entities with an average balance of approximately $4.3 million. As of June 30, 2008, all but two of our portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At June 30, 2008, approximately 13% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 11% of our portfolio). As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At June 30, 2008, our ten largest portfolio companies represented approximately 34% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 13% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 17% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2008, we had $57 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. During the six months ended June 30, 2008 and in connection with the closing of Katonah Debt Advisor’s most recent CLO Fund on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of the CLO Fund. As of June 30, 2008, all of the CLO Funds in which the Company holds investments maintained the original issue credit ratings on all rated classes of their securities, were distributing cash flows to all classes of investors and were performing in line with expectations with no breach of any material covenants. Our CLO Fund securities as of June 30, 2008 and December 31, 2007 are as follows:

			June 30, 2008		December 31, 2007
CLO Fund Securities	Investment	% [1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,521,101	$4,250,000	$4,415,580	$4,250,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	1,394,000	4,500,000	2,810,000
Katonah IV, Ltd.	Mezzanine Investment	17.1	3,150,000	1,012,000	3,150,000	2,420,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	831,000	3,320,000	420,000
Katonah VII CLO Ltd. [2]	Subordinated Securities	16.4	4,500,000	3,526,000	4,500,000	3,950,000
Katonah VIII CLO Ltd. [2]	Subordinated Securities	10.3	3,400,000	2,955,000	3,400,000	3,290,000
Katonah IX CLO Ltd. [2]	Preferred Shares	6.9	2,000,000	2,141,000	2,000,000	2,000,000
Katonah X CLO Ltd. [2]	Subordinated Securities	33.3	11,055,435	11,875,000	10,775,684	11,880,000
Katonah 2007-1 CLO Ltd. [2]	Subordinated Securities	100.0	29,183,940	28,859,236	—	—

Total			$65,630,476	$56,843,236	$36,061,264	$31,020,000

1 Represents percentage of class held.
2 An affiliate CLO Fund managed by Katonah Debt Advisors.

The CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt. The underlying assets in our CLO Funds exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The table below summarizes certain attributes of each CLO Fund as per their June 2008 trustee report:
CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	236	177	33	$1,205,181	$1,606,908
Katonah III, Ltd.	281	195	35	1,279,087	1,843,198
Katonah IV, Ltd.	313	218	28	1,059,902	1,521,787
Katonah V, Ltd.	345	242	30	657,560	937,431
Katonah VII CLO Ltd.	243	174	33	1,395,979	1,949,556
Katonah VIII CLO Ltd	242	170	32	1,560,538	2,221,472
Katonah IX CLO Ltd	240	178	33	1,650,340	2,225,178
Katonah X CLO Ltd	229	176	30	2,019,771	2,627,997
Katonah 2007-1 CLO Ltd	181	141	31	1,682,953	2,160,386

1 All data from most recent Trustee reports as of 6/30/2008

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of June 30, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management, and was valued at approximately $64 million.

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

For the six months ended June 30, 2008, Katonah Debt Advisors had after-tax net income of approximately $1.2 million.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity for the six months ended June 30, 2008 and for the years ended December 31, 2007 and December 31, 2006 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
2006 Activity:
Purchases / originations /draws	$191,706,724	$20,870,000	$—	$33,394,995	$245,971,719
Pay-downs / pay-offs / sales	(533,315)	—	—	(72,710)	(606,025)
Net amortized premium	(406,025)	—	—	—	(406,025)
Increase in fair value	—	—	—	4,252,710	4,252,710

Fair Value at December 31, 2006	$190,767,384	$20,870,000	$—	$37,574,995	$249,212,379
2007 Activity:
Purchases / originations /draws	$336,182,774	$14,775,000	$5,043,950	$75,000	$356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net accretion of discount	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Year to Date 2008 Activity:
Purchases / originations /draws	$33,592,201	$28,859,236	$52,349	$1,924,203	$64,427,989
Pay-downs / pay-offs / sales	(55,418,329)	—	—	—	(55,418,329)
Net accretion of discount	261,908	709,977	—	—	971,885
Net realized losses	(621,993)	—	—	—	(621,993)
Increase (decrease) in fair value	(8,075,608)	(3,745,977)	(1,199,302)	4,700,487	(8,320,400)

Fair Value at June 30, 2008	$380,692,261	$56,843,236	$3,605,297	$65,210,050	$506,350,844

In December 2007, we committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz and named Panagos and Katz Situational Investing (“PKSI”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. We expect that funds managed by PKSI will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. We also expect that PKSI may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. We committed to invest up to $2.5 million directly in PKSI through an investment in Class A shares. We have a 35% economic interest in PKSI through our investment in Class B shares on which we will receive our pro rata share of its operating income and may make an investment of up to $25 million in funds managed by PKSI on which we will receive investment income. PKSI may also source distressed debt opportunities in which we may make direct investments. As of June 30, 2008, we funded approximately $1.2 million of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

Both Katonah Debt Advisors and PKSI are considered affiliate investments. As of June 30, 2008, our affiliate asset manager investments at fair value are approximately $65 million.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2008 and 2007.

Investment Income

Investment income for the three months ended June 30, 2008 and 2007 was approximately $12 million and $9 million, respectively. Of this amount, approximately $7 million in each period was attributable to interest income on our loan and bond investments. For the three months ended June 30, 2008 and 2007 approximately $1,000 and $805,000, respectively, of such interest income was attributable to interest on assets accumulated for future CLO issuances on which Katonah Debt Advisors entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. Approximately $5 million and $2 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

Investment income for the six months ended June 30, 2008 and 2007 was approximately $27 million and $15 million, respectively. Of this amount, approximately $17 million and $11 million, respectively was attributable to interest income on our loan and bond investments. For the six months ended June 30, 2008 and 2007 approximately $470,000 and $875,000, respectively, of such interest income was attributable to interest on assets accumulated for future CLO issuances on which Katonah Debt Advisors entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. Approximately $8 million and $3 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of June 30, 2008, our investment in Katonah Debt Advisors was approximately $64 million. For the three months ended June 30, 2008 and 2007, Katonah Debt Advisors had GAAP net income of approximately $240,000 and $650,000, respectively. For the six months ended June 30, 2008 and 2007, Katonah Debt Advisors had GAAP net income of approximately $1.2 million and $1.1 million, respectively. For the three months ended June 30, 2008 and 2007 no distributions of Katonah Debt Advisors’ net income were made. During the six months ended June 30, 2008 distributions of Katonah Debt Advisors’ net income totaled $350,000; no such distributions were made during the six months ended June 30, 2007. Distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. The Company intends to distribute the accumulated undistributed net income of Katonah Debt Advisors in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by us prior to our initial public offering. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

Expenses

Total expenses for the three months ended June 30, 2008 and 2007 was approximately $4.6 million and $3.3 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $2.4 million and $1.1 million, respectively, on average debt outstanding of $235 million and $56 million, respectively. Approximately $1.5 million and $915,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended June 30, 2008 and 2007. For the three months ended June 30, 2008, other expenses included approximately $675,000 for professional fees, insurance, administrative and other. For the three months ended June 30, 2007, expenses included approximately $1.3 million for professional fees, insurance, administrative and other. For the three months ended June 30, 2008 and 2007, administrative and other costs totaled approximately $305,000 and $320,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Total expenses for the six months ended June 30, 2008 and 2007 was approximately $10.2 million and $5.0 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $5.7 million and $1.2 million, respectively, on average debt outstanding of $245 million and $30 million, respectively. Approximately $2.7 million and $1.7 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008, other expenses included approximately $1.7 million for professional fees, insurance, administrative and other, and for the six months ended June 30, 2007, $2.1 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2008 and 2007, administrative and other costs totaled approximately $650,000 and $620,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

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

Net Unrealized Appreciation on Investments

During the three months ended June 30, 2008 and 2007, our total investments had a decrease in net unrealized appreciation of approximately $465,000 and an increase of $11.5 million, respectively. Of this amount, Katonah Debt Advisors had unrealized appreciation of approximately $825,000 and $12.3 million, respectively, offset by unrealized losses of approximately $1.3 million and $820,000, respectively, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

During the six months ended June 30, 2008 and 2007, our total investments had a decrease in net unrealized appreciation of approximately $8.3 million and an increase of $20.5 million, respectively. Of this amount, Katonah Debt Advisors had unrealized appreciation of approximately $4.7 million and $21.4 million, respectively, offset by unrealized losses of approximately $13.0 million and $845,000, respectively, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

The increase in the unrealized value of Katonah Debt Advisors is primarily as a result of an increase in Katonah Debt Advisors’ assets under management to $2.3 billion as on June 30, 2008. During the six months ended June 30, 2008, Katonah Debt Advisors increased its assets under management through the completion of the formation of Katonah 2007-1 CLO Ltd., which included approximately $315 million in assets. In addition, as of June 30, 2008, Katonah Debt Advisors had aggregated assets of approximately $275 million for new funds it expects to complete during 2008.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three and six months ended June 30, 2008 was approximately $7.3 million and $7.5 million, respectively, or $0.36 and $0.39 per share.

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

In addition to the traditional sources of available funds (issuance of new equity, debt or undrawn warehouse facility capacity), in the future, we may raise additional cash funds through the securitization of assets on our balance sheet through our wholly-owned asset manager, Katonah Debt Advisors. Such a securitization will provide cash for new investments on our balance sheet as well as additional management fee income and potentially increased value (as a result of increased assets under management) for Katonah Debt Advisors.

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

As of June 30, 2008 and December 31, 2007 the fair value of investments and cash and cash equivalents were as follows:
	Investments at Fair Value
Security Type	June 30, 2008	December 31, 2007
Cash and cash equivalents	$14,291,881	$12,088,529
Senior Secured Loan	216,214,013	260,138,674
Junior Secured Loan	125,317,627	113,259,293
Mezzanine Investment	31,933,121	33,066,115
Senior Subordinated Bond	2,287,500	2,490,000
Senior Unsecured Bond	4,940,000	2,000,000
CLO Fund Securities	56,843,236	31,020,000
Equity Securities	3,605,297	4,752,250
Affiliate Asset Managers	65,210,050	58,585,360

Total	$520,642,725	$517,400,221

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

As of June 30, 2008, the outstanding balance on the Facility was $230 million with available additional borrowing capacity of $45 million. As of June 30, 2008, we had restricted cash balances of approximately $6 million which we maintained in accordance with the terms of our Facility. A portion of these funds, approximately $3 million, was released to us in July 2008.

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

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2008 and December 31, 2007, we had committed to make a total of approximately $3 million and $4 million, respectively, of investments in various revolving senior secured loans, of which approximately $600,000 was funded as of June 30, 2008 and $865,000 was funded as of December 31, 2007. As of June 30, 2008 and December 31, 2007, we had committed to make a total of approximately $875,000 and $8 million, respectively, of investments in a delayed draw senior secured loans of which $0 was funded as of June 30, 2008 and approximately $5 million was funded as of December 31, 2007.

Katonah Debt Advisors is currently a party to an agreement with Bear Stearns entered into in connection with a warehouse credit line established to fund the initial accumulation of assets for three CLO funds, pursuant to which agreement Katonah Debt Advisors has undertaken certain “first loss” commitments, as described in more detail below. In return for Katonah Debt Advisors’ first loss commitment, Katonah Debt Advisors is entitled to receive net interest income from the underlying assets in the loan warehouse. In the future, Kohlberg Capital or Katonah Debt Advisors may enter into similar agreements in connection with funding the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage. Such “first loss” commitments relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for our first loss commitment, we receive net interest income from the underlying assets in the loan warehouse.

Katonah Debt Advisors has engaged Bear Stearns to structure and raise three CLO funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II” and, together with Katonah 2007 and Katonah 2008-I, the “CLO Funds”), and to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). The agreement with Bear Stearns survives the merger of Bear Stearns with JPMorgan Chase in June 2008 and continues to be in effect in accordance with its original terms. As part of this engagement, Katonah Debt Advisors entered into certain credit lines with Bear Stearns to accumulate and fund into a loan warehouse the initial assets for the CLO Funds. As mentioned above, Katonah Debt Advisors has undertaken a first loss commitment, requiring Katonah Debt Advisors to reimburse Bear Stearns for (i) certain losses (if any) incurred on the assets warehoused for the CLO Funds prior to their completion, or (ii) if one or all of the CLO Funds fail to close, a portion of the losses (if any) on the resale of the warehoused assets. On January 23, 2008, Katonah Debt Advisors and Bear Stearns closed Katonah 2007. Kohlberg Capital received a structuring fee upon closing and Katonah Debt Advisors expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007 and such assets are no longer subject to a first loss obligation. While the securities issued by the CLO funds managed by Katonah Debt Advisors are primarily held by third parties, Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007. In connection with the closing of Katonah 2007, Katonah Debt Advisors’ maximum first loss obligation amount under its commitment letter with Bear Stearns was reduced from $22.5 million to $18 million.

As of June 30, 2008, Katonah 2008-I and Katonah 2008-II had acquired an aggregate of approximately $152 million and $123 million in assets, respectively, determined on the basis of the par value of such assets. If the portfolio of remaining warehoused assets for Katonah 2008-I and Katonah 2008-II had been liquidated in accordance with the terms of the engagement with Bear Stearns on June 30, 2008, the loss on such portfolio would have exceeded our maximum first loss obligation. Katonah Debt Advisors is currently in discussions with Bear Stearns regarding the timing and structure of the remaining CLO Funds, and its ability to access the warehouse credit line contemplated by the Bear Stearns commitment letter.

As of June 30, 2008, the Company funded approximately $1.2 million of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

RECENT DEVELOPMENTS

None.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2008, two issuers representing 1% of our total investments were on non-accrual status. As of December 31, 2007, no loans or debt securities were greater than 90 days past due or on non-accrual status.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Kohlberg Capital Corporation 2006 Equity Incentive Plan as amended (our “Equity Incentive Plan”) to officers and employees for services rendered to us. We follow Statement of Financial Accounting Standards No. 123R (revised 2004), Accounting for Stock-Based Compensation , a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2008, approximately 89% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2008, we had $230 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2008 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately 1% over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately 1% over a one-year period. Because most of our investments at June 30, 2008 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2008. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. The Board of Directors has retained an independent valuation firm to provide third-party valuation consulting services, which consist of certain limited procedures that we identify and request the independent valuation firm to perform. During the preceding twelve months ended June 30, 2008, approximately 55% of our investments were investments that were marked to market or for which we utilized the valuation services provided by the independent valuation firm in connection with the determination of fair value by our Board of Directors. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments or from the values that would have been placed on our assets by other market participants, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Our Board of Directors is ultimately and solely responsible for determining the fair value of portfolio investments on a quarterly basis in good faith. Duff & Phelps, LLC, an independent valuation firm, provided, third party valuation consulting services to our Board of Directors, which consisted of certain limited procedures that our Board of Directors identified and requested them to perform. For the preceding twelve months ended June 30, 2008, our Board of Directors asked Duff & Phelps, LLC to perform the limited procedures on 43 investments comprising approximately 52% of the total investments at fair value for which market or third party quotations are not readily available. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. In the future, our Board of Directors may continue to utilize the services of Duff & Phelps, LLC or may use another third party valuation provider.

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

Changes in Internal Control Over Financial Reporting . The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and as updated in our Form N-2 filed on July 9, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 13, 2008, we held our annual meeting of shareholders. The following five matters were submitted to a vote of the shareholders:

1.	To elect three directors, each for a term of three years;

2.	To ratify the selection of Deloitte & Touche LLP as our independent registered public accountant;

3.
To approve a proposal to authorize the Company, with approval of its Board of Directors, to sell shares of its common stock or warrants, options or rights to acquire its common stock at a price below the then current net asset value per share of common stock;

4.	To approve the Amended and Restated 2006 Equity Incentive Plan allowing for the issuance of options to acquire shares, restricted stock awards and other share-based awards thereunder;

5.	To approve the 2008 Non-Employee Director Plan allowing for issuance to the Company’s non-employee directors of options to acquire shares thereunder.

The results of the shares voted with regard to each of these matters are as follows:

1.	Election of Directors

Director	For	Withheld
Albert G. Pastino	14,459,021	352,035
C. Michael Jacobi	14,434,579	376,477
Samuel P. Frieder	11,693,968	3,117,088

2.	Ratification of appointment of Deloitte & Touche LLP

For	Against	Abstain	Broker Non-Votes
14,740,448	43,501	27,106	—

3.
Authorize the Company, with approval of its Board of Directors, to sell shares of its common stock or warrants, options or rights to acquire its common stock at a price below the then current net asset value per share of common stock

For	Against	Abstain	Broker Non-Votes
9,776,147	1,495,045	97,482	3,442,382

4.	Approve the Amended and Restated 2006 Equity Incentive Plan

For	Against	Abstain	Broker Non-Votes
9,965,703	1,330,364	72,608	3,442,381

5.	Approve the 2008 Non-Employee Director Plan

For	Against	Abstain	Broker Non-Votes
9,959,207	1,343,408	66,060	3,442,381

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
4.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).

10.1	2008 Non-Employee Director Plan (incorporated herein by reference to Exhibit 99.I.4 of Kohlberg Capital Corporation’s Form N-2, as amended (File No. 333-151268)).

10.2	Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Submitted herewith.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K OHLBERG C APITAL C ORPORATION

Date: August 11, 2008	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(principal executive officer)

Date: August 11, 2008	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer
(principal financial and accounting officer)

* * * * *

Table of Contents

Exhibit Index

Exhibit Number	Description of Document
4.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).

10.1	2008 Non-Employee Director Plan (incorporated herein by reference to Exhibit 99.I.4 of Kohlberg Capital Corporation’s Form N-2, as amended (File No. 333-151268)).

10.2	Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Submitted herewith.