Form 10-Q
period 2008-09-30
Kohlberg Capital CORP
filed 2008-11-10
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding shares of common stock of the registrant as of October 1, 2008 was 21,326,410.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of September 30, 2008	As of December 31, 2007
	(unaudited)
ASSETS
Investments at fair value:
Investments in debt securities (cost: 2008 - 423,271,710; 2007 - 423,439,764)	$395,742,187	$410,954,082
Investments in CLO fund securities managed by non-affiliates (cost: 2008 - 15,541,828; 2007 - 15,385,580)	10,670,000	9,900,000
Investments in CLO fund securities managed by affiliate (cost: 2008 - 50,466,193; 2007 - 20,675,684)	49,025,236	21,120,000
Investments in equity securities (cost: 2008 - 5,096,298; 2007 - 5,043,950)	4,491,265	4,752,250
Investments in asset manager affiliates (cost: 2008 - 35,877,203; 2007 - 33,469,995)	65,821,689	58,585,360
Total Investments at fair value	525,750,377	505,311,692
Cash and cash equivalents	40,207,188	12,088,529
Restricted cash	8,024,985	7,114,364
Interest and dividends receivable	3,798,708	5,592,637
Due from affiliates	1,248,072	540,773
Other assets	1,956,675	2,493,964

Total assets	$580,986,005	$533,141,959

LIABILITIES
Borrowings	270,000,000	255,000,000
Payable for open trades	23,147,846	5,905,000
Accounts Payable and accrued expenses	3,721,993	6,141,892
Dividend payable	7,586,831	7,026,903

Total liabilities	$304,456,670	$274,073,795
Commitments and contingencies (note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000,000 common shares authorized; 21,676,660 and 21,326,410 common shares issued and outstanding at September 30, 2008 and 18,017,699 issued and outstanding at December 31, 2007	213,264	180,177
Capital in excess of par value	282,789,209	253,253,152
Distributions in excess of net investment income	(1,361,655)	(1,661,884)
Accumulated net realized losses	(608,628)	-
Net unrealized appreciation (depreciation) on investments	(4,502,855)	7,296,719

Total stockholders' equity	$276,529,335	$259,068,164

Total liabilities and stockholders' equity	$580,986,005	$533,141,959

NET ASSET VALUE PER SHARE	$12.97	$14.38

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Investment Income:
Interest from investments in debt securities	$7,925,084	$8,542,653	$25,089,244	$19,624,938
Interest from cash and cash equivalents	57,330	141,535	200,902	425,630
Dividends from investments in CLO fund securities managed by non-affiliates	962,864	1,154,919	4,712,758	3,324,205
Dividends from investments in CLO fund securities managed by affiliate	1,248,378	534,137	5,175,570	1,790,876
Dividends from affiliate asset manager	1,000,000	—	1,350,000	—
Capital structuring service fees	134,897	110,000	1,398,445	430,526

Total investment income	11,328,553	10,483,244	37,926,919	25,596,175

Expenses:
Interest and amortization of debt issuance costs	2,430,839	2,311,203	8,176,051	3,510,696
Compensation	747,339	1,399,717	3,456,054	3,133,903
Professional fees	367,367	406,377	1,287,441	1,785,105
Insurance	64,766	41,369	203,181	122,885
Administrative and other	263,898	254,200	914,917	873,904

Total expenses	3,874,209	4,412,866	14,037,644	9,426,493

Net Investment Income	7,454,344	6,070,378	23,889,275	16,169,682
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	13,365	(52,203)	(608,628)	167,258
Net change in unrealized losses on debt securities	(6,968,233)	(7,959,601)	(15,043,841)	(7,854,708)
Net change in unrealized gains (losses) on equity securities	885,968	—	(313,333)	—
Net change in unrealized gains (losses) on CLO fund securities managed by affiliate	(657,815)	929,887	(1,885,273)	1,029,887
Net change in unrealized gains (losses) on CLO fund securities managed by non-affiliates	3,132,273	(2,701,130)	613,752	(3,751,130)
Net change in unrealized gains (losses) on affiliate asset manager investments	128,634	(971,020)	4,829,121	20,444,831

Net realized and unrealized gains (losses) on investments	(3,465,808)	(10,754,067)	(12,408,202)	10,036,138

Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$3,988,536	$(4,683,689)	$11,481,073	$26,205,820

Earnings (losses) per Common Share—Basic	$0.19	$(0.26)	$0.58	$1.46
Earnings (losses) per Common Share—Diluted	$0.18	$(0.26)	$0.57	$1.46
Net Investment Income Per Common Share—Basic	$0.35	$0.34	$1.20	$0.90
Net Investment Income Per Common Share—Diluted	$0.34	$0.34	$1.19	$0.90
Net Investment Income and Net Realized Gains Per Common Share—Basic	$0.35	$0.33	$1.17	$0.91
Net Investment Income and Net Realized Gains Per Common Share—Diluted	$0.34	$0.33	$1.16	$0.91

Weighted Average Shares of Common Stock Outstanding—Basic	21,299,431	17,989,460	19,897,521	17,965,590
Weighted Average Shares of Common Stock Outstanding—Diluted	21,649,681	17,989,460	20,021,709	18,001,345

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CHANGE IN NET ASSETS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operations:
Net investment income	$23,889,275	$16,169,682
Net realized gains (losses) from investment transactions	(608,628)	167,258
Net change in unrealized gains (losses) on investments	(11,799,574)	9,868,880

Net increase in net assets resulting from operations	11,481,073	26,205,820

Shareholder distributions:
Dividends from net investment income	(23,589,046)	(16,169,682)
Dividends in excess of net investment income	—	(1,812,769)
Distributions from realized gains	—	(168,335)

Net decrease in net assets resulting from shareholder distributions	(23,589,046)	(18,150,786)

Capital share transactions:
Issuance of common stock under dividend reinvestment plan	2,041,838	841,498
Issuance of common stock	26,925,213	—
Stock based compensation	602,093	449,980

Net increase in net assets resulting from capital share transactions	29,569,144	1,291,478

Net assets at beginning of period	259,068,164	256,400,423

Net assets at end of period (including distributions in excess of net investment income of $1,361,655 and $1,323,306 in 2008 and 2007, respectively)	$276,529,335	$265,746,935

Net asset value per common share	$12.97	$14.77
Common shares outstanding at end of period	21,326,410	17,997,611

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$11,481,073	$26,205,820
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized loss (gain) on investment transactions	608,628	(167,258)
Net unrealized loss (gain) on investments	11,799,574	(9,868,880)
Net accretion of discount on securities	(1,530,663)	(355,838)
Purchases of investments	(79,862,720)	(252,305,430)
Payment-in-kind interest	(1,018,923)	(251,734)
Proceeds from sale and redemption of investments	66,808,264	60,491,696
Stock based compensation expense	602,093	449,980
Changes in operating assets and liabilities:
Decrease (increase) in interest and dividends receivable	1,793,929	(4,617,909)
Decrease (increase) in other assets	537,289	(1,249,487)
Increase in due from affiliate	(707,299)	(491,923)
Decrease in due to affiliate	—	(87,832)
Increase (decrease) in accounts payable and accrued expenses	(2,419,898)	2,522,234

Net cash provided by (used in) operating activities	8,091,347	(179,726,561)

FINANCING ACTIVITIES:
Issuance of common stock	26,925,213	—
Dividends paid in cash	(20,987,280)	(10,650,172)
Borrowings of debt	15,000,000	170,000,000
Increase in restricted cash	(910,621)	(5,003,793)

Net cash provided by financing activities	20,027,312	154,346,035

CHANGE IN CASH AND CASH EQUIVALENTS	28,118,659	(25,380,526)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,088,529	32,404,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,207,188	$7,023,967

Supplemental Information:
Interest paid during the period	$6,872,893	$2,363,746
Non-cash dividends paid during the period under dividend reinvestment plan	$2,041,838	$841,499
Cash restricted under terms of secured revolving credit facility	$8,022,787	$4,987,123

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of September 30, 2008
(unaudited)

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 6.6%, Due 6/13	$357,718	$357,718	$357,718

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 6.8%, Due 6/13	400,000	392,162	400,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note8.7%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 6/13	1,960,487	1,960,487	1,960,487

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.4%, Due 4/12	3,118,560	3,118,560	3,118,560

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.6%, Due 3/13	487,500	487,500	487,500

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 8.5%, Due 3/13	6,175,000	6,175,000	6,175,000

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 4.9%, Due 4/13	3,832,209	3,829,747	3,458,569

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 6.7%, Due 5/13	443,162	437,619	421,004

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 6.7%, Due 5/13	3,167,363	3,127,747	3,008,994

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 7.3%, Due 6/14	5,915,088	5,915,088	5,915,088

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Second Lien Term Loan C 7.0%, Due 8/13	4,000,000	4,042,859	3,613,340

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 6.3%, Due 3/14	$1,726,320	$1,736,037	$1,726,320

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 6.9%, Due 12/12	4,320,182	4,283,920	4,320,182

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 8.5%, Due 6/14	4,000,000	3,976,551	3,820,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 8.3%, Due 2/14	3,300,000	2,617,667	2,640,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 8.3%, Due 2/14	4,000,000	3,961,870	3,200,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — First Lien Term Loan 7.7%, Due 7/12	1,960,000	1,970,017	1,808,100

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 10.0%, Due 7/13	2,450,000	2,481,697	1,911,000

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 7.8%, Due 12/14	4,000,000	4,000,000	3,730,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — First Lien Term Loan (June 2008) 10.0%, Due 6/13	4,937,500	4,937,500	4,937,500

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	5,000,000	4,926,770	5,000,000

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 5.5%, Due 3/13	1,694,554	1,688,185	1,364,116

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 6.8%, Due 9/12	9,978,100	10,009,117	9,978,100

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 4.9%, Due 3/14	1,473,062	1,404,092	1,325,755

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan 9.8%, Due 9/13	2,792,043	2,761,566	2,652,440

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,478,342	$10,321,043	$8,382,674

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 6.0%, Due 6/14	2,962,500	2,962,500	2,301,863

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 6.8%, Due 7/14	3,970,000	3,953,289	3,970,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 10.5%, Due 1/15	2,000,000	1,965,358	2,000,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,668,972	8,319,229	7,802,075

Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,228,150	2,800,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 6.8%, Due 8/12	3,969,950	3,716,206	2,778,965

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 9.2%, Due 10/13	1,000,000	1,008,313	990,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 11.2%, Due 4/14	7,700,000	7,491,816	6,747,125

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.3%, Due 6/12	2,780,135	2,780,135	2,780,135

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.4%, Due 10/14	7,000,000	6,290,000	6,290,000

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.6%, Due 5/15	3,000,000	2,963,219	2,830,005

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 10.1%, Due 7/15	6,000,000	5,388,990	5,700,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 9.8%, Due 12/14	5,000,000	5,000,000	5,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 6.5%, Due 12/13	$4,467,166	$4,471,745	$4,467,166

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 7.8%, Due 7/13	4,932,624	4,932,624	4,932,624

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.3%, Due 7/14	10,000,000	10,000,000	10,000,000

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan — Series C Loan 8.1%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 7.3%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 7.3%, Due 12/12	4,332,064	4,338,720	4,288,743

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 5.7%, Due 11/12	1,744,442	1,620,901	1,718,276

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 6.0%, Due 10/13	3,536,000	3,536,000	3,536,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 6.0%, Due 9/14	4,987,406	4,532,305	4,532,305

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Closing Date Term Loan 8.0%, Due 12/10	243,482	244,836	243,482

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Delayed Draw Term Loan 8.0%, Due 12/10	117,937	118,592	111,450

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 5.5%, Due 12/13	1,974,874	1,972,796	1,382,412

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,008,457	2,287,500

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,165	1,870,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Getty Images, Inc.. Printing and Publishing	Senior Secured Loan — Initial Term Loan 7.3%, Due 7/15	$3,000,000	$3,000,000	$2,670,000

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 8.5%, Due 6/11	1,257,143	1,224,101	628,571

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 8.5%, Due 6/11	2,694,857	2,624,028	1,347,429

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 12.5%, Due 6/12	3,000,000	2,715,997	225,000

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — New US Term Loan 4.6%, Due 6/13	2,437,280	2,443,789	2,205,739

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 6.9%, Due 6/12	2,908,544	2,852,764	2,181,408

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 8.3%, Due 10/14	5,000,000	4,824,563	4,550,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 8.0%, Due 10/14	1,000,000	1,000,000	765,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 5.3%, Due 4/14	4,023,929	3,858,641	3,420,339

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 9.6%, Due 10/14	3,000,000	3,000,000	2,347,500

IAL Acquisition Co. (International Aluminum Corporation)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 6.5%, Due 3/13	3,009,286	3,009,286	3,009,286

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.9%, Due 9/12	3,920,000	3,909,848	3,920,000

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 6.0%, Due 4/13	3,755,829	3,755,829	3,755,829

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 6.3%, Due 5/12	4,316,295	4,330,450	4,316,295

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 10.3%, Due 5/13	$3,000,000	$3,018,851	$3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 6.5%, Due 9/12	10,129,104	10,105,720	10,129,104

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 10.5%, Due 12/13	5,371,429	5,387,968	5,210,286

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan — Loan 9.3%, Due 6/09	5,000,000	5,010,033	5,000,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 8.2%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 8/13	2,000,000	2,014,907	2,000,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 6.3%, Due 1/10	3,875,156	3,826,251	1,937,578

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 10.3%, Due 1/11	2,000,000	1,920,194	200,000

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 12.0%, Due 2/12	2,332,868	2,332,868	116,643

Lear Corporation Automobile	Senior Secured Loan — First Lien Term Loan B 6.1%, Due 4/12	2,000,000	1,700,000	1,700,000

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 8.1%, Due 8/12	2,275,644	2,275,644	2,275,644

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 5.5%, Due 3/14	2,738,738	2,738,738	1,698,017

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 8.2%, Due 1/15	2,000,000	2,000,000	1,970,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 5.5%, Due 6/13	3,313,410	3,333,832	3,147,739

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Manitowoc Company Inc., The Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term B Loan 7.6%, Due 8/14	$2,000,000	$1,955,000	$1,817,500

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.6%, Due 12/12	5,914,948	5,898,085	5,914,948

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 10.1%, Due 6/13	1,000,000	1,000,000	1,000,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,954,430	1,960,664	1,915,342

Mylan Inc. Healthcare, Education and Childcare	Senior Secured Loan — U.S. Tranche B Term Loan 7.0%, Due 10/14	1,994,975	1,935,126	1,935,126

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - 1st Lien 7.8%, Due 12/12	8,181,250	8,181,250	8,181,250

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 7.8%, Due 6/13	1,376,689	1,379,168	1,239,020

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 7.6%, Due 6/13	57,157	57,260	51,441

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 7.3%, Due 6/11	772,472	772,472	772,472

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.3%, Due 6/11	3,819,444	3,802,118	3,819,444

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.0%, Due 4/13	5,710,000	5,710,000	5,710,000

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.0%, Due 6/12	1,249,744	1,251,846	1,218,500

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 6.6%, Due 8/14	4,949,875	4,906,870	4,949,875

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 10.8%, Due 6/14	$6,650,000	$6,462,960	$6,517,000

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 11.3%, Due 11/10	1,728,610	1,662,625	1,331,030

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 12.5%, Due 11/11	2,008,843	2,017,869	1,305,748

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Second Lien Term Loan 8.3%, Due 10/13	3,000,000	2,981,700	2,850,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.3%, Due 6/13	4,706,475	4,667,992	4,706,475

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.0%, Due 6/12	953,333	951,365	953,333

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.0%, Due 6/12	1,430,000	1,427,048	1,430,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 10.7%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 6.2%, Due 6/14	3,940,075	3,940,075	3,940,075

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 6.2%, Due 7/12	784,663	789,117	784,663

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 6.3%, Due 7/12	3,893,442	3,915,543	3,893,442

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 9.8%, Due 7/13	1,750,000	1,758,842	1,750,000

Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 7.6%, Due 10/14	1,994,962	1,815,416	1,815,416

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Second Lien Term Loan 8.0%, Due 12/14	2,000,000	2,029,526	1,900,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
TransAxle LLC Automobile	Senior Secured Loan — Revolver 7.8%, Due 8/11	$363,636	$360,424	$362,469

TransAxle LLC Automobile	Senior Secured Loan — Term Loan 7.2%, Due 9/12	1,498,365	1,498,365	1,498,365

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 6.1%, Due 10/14	3,960,000	3,786,935	3,781,800

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.9%, Due 4/13	4,350,750	4,350,750	4,350,750

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 11.2%, Due 12/13	6,500,000	6,485,624	6,500,000

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 6.0%, Due 6/13	1,970,038	1,959,095	1,970,038

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 9.5%, Due 3/14	2,000,000	1,920,000	1,845,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 9.5%, Due 3/14	4,132,887	4,162,410	4,070,894

WireCo WorldGroup Inc. [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,787,142	5,000,000

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 6.0%, Due 6/12	777,713	768,509	731,050

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 4.7%, Due 6/12	668,412	660,501	628,307

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 6.0%, Due 6/12	167,103	165,124	157,079

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 8.3%, Due 12/12	$2,683,177	$2,687,888	$2,468,522

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 13.3%, Due 10/13	1,000,000	1,000,000	1,000,000

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 9.5%, Due 10/12	975,833	971,839	975,833

Total Investment in Debt Securities and Bonds (143% of net asset value at fair value)		$430,083,555	$423,271,710	$395,742,187

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000,000

Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	0.0%	42,541	13,648

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	3.5%	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,079,617

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	1,500,000	2,398,000

Park Avenue Coastal Holding, LLC[7] Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,096,298	$4,491,265

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,571,828	$4,250,000
Katonah III, Ltd.[3]	Preferred Shares	23.1%	4,500,000	1,830,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1%	3,150,000	2,754,000
Katonah V, Ltd.[3]	Preferred Shares	26.7%	3,320,000	1,836,000
Katonah VII CLO Ltd.[3,9]	Subordinated Securities	16.4%	4,500,000	3,437,000
Katonah VIII CLO Ltd[3,9]	Subordinated Securities	10.3%	3,400,000	2,829,000
Katonah IX CLO Ltd[3,9]	Prefered Shares	6.9%	2,000,000	2,025,000
Katonah X CLO Ltd [3,9]	Subordinated Securities	33.3%	11,191,631	11,875,000
Katonah 2007-I CLO Ltd.[3,9]	Preferred Shares	100.0%	29,374,562	28,859,236

Total Investment in CLO Fund Securities (21% of net asset value at fair value)			$66,008,021	$59,695,236

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors Asset Management Company	Membership Interests	100%	$34,151,495	$64,095,981

PKSIL Class A Asset Management Company	Class A Shares	100%	1,722,208	1,722,208

PKSIL Class B Asset Management Company	Class B Shares	35%	3,500	3,500

Total Investment in Portfolio Companies (24% of net asset value at fair value)			$35,877,203	$65,821,689
Total Investments[5] (190% of net asset value at fair value)			$530,253,232	$525,750,377

[1]
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at September 30, 2008.

[2]	Reflects the fair market value of all existing investments as of September 30, 2008, as determined by our Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2008, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CLO funds.

[5]
The aggregate cost of investments for federal income tax purposes is approximately $530 million. The aggregate gross unrealized appreciation is approximately $33 million and the aggregate gross unrealized depreciation is approximately $37 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	Warrants having a strike price of $0.01 and expiration date of March 2017.
[9]	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.
[10]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2007

Debt Securities and Bond Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 7.5%, Due 6/13	$—	$—	$—

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 11.1%, Due 6/14	5,000,000	4,990,905	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 7.9%, Due 6/13	3,573,000	3,573,000	3,573,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 7.5%, Due 6/13	650,268	650,268	650,268

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.8%, Due 4/12	3,700,000	3,700,000	3,681,500

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.9%, Due 3/13	500,000	500,000	497,500

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.8%, Due 3/13	6,378,125	6,378,125	6,378,125

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 7.2%, Due 4/13	3,832,209	3,829,343	3,654,970

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 7.7%, Due 5/13	579,194	562,331	550,234

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 7.9%, Due 5/13	4,802,419	4,732,592	4,562,298

Allen-Vanguard Corporation[3] Aerospace and Defense	Senior Secured Loan — US Term Loan 12.0%, Due 9/12	2,309,736	2,277,028	2,277,028

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 8.4%, Due 6/14	6,965,000	6,965,000	6,965,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Astoria Generating Company Acquisitions, LLC[6] Utilities	Junior Secured Loan — Second Lien Term Loan C 8.7%, Due 8/13	$4,000,000	$4,049,430	$3,900,000

Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 7.1%, Due 3/14	1,739,465	1,750,599	1,730,768

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 9.0%, Due 12/12	4,060,000	4,010,521	4,019,823

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 9.8%, Due 6/14	4,000,000	3,973,451	3,820,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 10.6%, Due 2/14	4,000,000	3,956,582	3,220,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — First Lien Term Loan 7.6%, Due 7/12	1,975,000	1,987,070	1,846,625

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 11.1%, Due 7/13	2,468,750	2,505,651	1,987,344

Bay Point Re Limited[3,6] Insurance	Senior Secured Loan — Loan 9.6%, Due 12/10	3,000,000	3,019,487	3,019,487

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 8.8%, Due 12/14	4,000,000	4,000,000	3,730,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan — Term Loan A 10.1%, Due 11/11	3,733,691	3,733,691	3,733,691

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan — Revolving Loan 9.7%, Due 11/10	375,000	375,000	375,000

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 7.3%, Due 3/13	2,815,534	2,803,185	2,709,951

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 7.8%, Due 9/12	10,608,400	10,647,600	10,647,600

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.5%, Due 3/14	1,850,051	1,751,546	1,665,046

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 8.8%, Due 10/12	$4,122,807	$4,069,243	$3,978,509

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 8.7%, Due 10/12	—	—	—

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	10,127,500	9,945,201	9,945,201

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.3%, Due 6/14	2,985,000	2,985,000	2,693,963

Clayton Holdings, Inc[6] Finance	Senior Secured Loan — Term Loan 7.0%, Due 12/11	614,320	616,752	552,888

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 15.0%, Due 3/13	8,120,914	7,711,760	8,120,914

Concord Re Limited[3] Insurance	Senior Secured Loan — Term Loan 9.2%, Due 2/12	3,000,000	3,024,013	3,000,000

CST Industries, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 7.9%, Due 8/13	987,500	990,623	990,623

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 9.0%, Due 8/12	1,995,000	1,903,193	1,923,519

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 12.3%, Due 4/14	3,500,000	3,537,846	3,491,250

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 10.3%, Due 10/13	1,000,000	1,009,544	990,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.3%, Due 6/12	2,876,053	2,876,053	2,876,053

DeltaTech Controls, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 8.0%, Due 7/14	4,000,000	3,980,991	3,980,991

DeltaTech Controls, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 11.7%, Due 1/15	2,000,000	1,961,246	1,961,246

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 11.1%, Due 5/15	$3,000,000	$2,959,031	$2,861,250

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 10.8%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 7.6%, Due 12/13	4,975,000	4,980,828	4,980,828

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Second Lien Term Loan (Dec. 2007) 12.5%, Due 7/14	10,000,000	10,000,000	10,000,000

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan (Dec. 2007) 9.0%, Due 7/13	4,970,013	4,970,013	4,970,013

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan — Series C Loan 10.2%, Due 12/11	3,000,000	3,000,000	2,985,000

Endeavor Energy Resources, L.P. Oil and Gas	Junior Secured Loan — Second Lien Term Loan 9.6%, Due 3/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 7.9%, Due 12/12	7,926,391	7,940,720	7,728,231

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 8.3%, Due 11/12	915,400	915,400	901,669

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 8.2%, Due 10/13	3,694,000	3,694,000	3,601,650

Flatiron Re Ltd.[3] Insurance	Senior Secured Loan — Closing Date Term Loan 9.1%, Due 12/10	3,664,488	3,691,697	3,646,165

Flatiron Re Ltd.[3] Insurance	Senior Secured Loan — Delayed Draw Term Loan 9.1%, Due 12/10	1,774,986	1,788,166	1,766,111

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 8.0%, Due 12/13	1,989,950	1,987,554	1,845,678

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,009,230	2,490,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 8.7%, Due 6/13	$2,000,000	$1,997,874	$1,960,000

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 8.2%, Due 6/11	1,257,143	1,218,578	1,026,143

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 8.3%, Due 6/11	2,701,714	2,618,835	2,205,274

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 12.3%, Due 6/12	3,000,000	2,680,274	1,925,010

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — New US Term Loan 6.8%, Due 6/13	2,437,280	2,444,818	2,324,556

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 9.0%, Due 6/12	2,962,406	2,894,213	2,346,640

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.7%, Due 3/13	1,262,594	1,266,540	1,208,403

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 10.7%, Due 10/14	5,000,000	4,803,383	4,550,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 9.1%, Due 10/14	1,000,000	1,000,000	811,660

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 7.4%, Due 4/14	4,161,071	3,947,013	3,682,548

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 11.6%, Due 10/14	3,000,000	3,000,000	2,430,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Delayed Draw Term Loan 7.2%, Due 4/14	—	—	—

IAL Acquisition Co. (International Aluminum Corporation)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 7.6%, Due 3/13	4,039,700	4,039,700	4,039,700

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.4%, Due 9/12	3,950,000	3,937,850	3,937,850

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 7.3%, Due 4/13	$4,962,500	$4,962,500	$4,813,625

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 8.5%, Due 5/12	5,850,000	5,873,152	5,873,152

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 12.5%, Due 5/13	3,000,000	3,021,907	3,021,907

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 8.8%, Due 9/12	10,245,530	10,217,367	10,217,367

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (2nd Lien) 11.1%, Due 12/13	5,371,429	5,390,350	5,210,286

Kepler Holdings Limited[3] Insurance	Senior Secured Loan — Loan 10.3%, Due 6/09	3,000,000	3,000,000	2,985,000

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan — Loan 10.3%, Due 6/09	2,000,000	2,020,139	1,990,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 9.8%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan — Loan (Second Lien) 8.3%, Due 8/13	2,000,000	2,017,210	1,890,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 13.8%, Due 2/12	2,254,068	2,254,068	2,006,120

LBREP/L-Suncal Master I LLC[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 8.2%, Due 1/10	3,920,000	3,842,022	3,567,200

LBREP/L-Suncal Master I LLC[6] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 12.2%, Due 1/11	2,000,000	1,918,000	1,780,000

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — First Lien Term Loan 8.6%, Due 8/12	2,955,000	2,955,000	2,955,000

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.2%, Due 3/14	2,898,451	2,898,451	2,266,589

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.9%, Due 1/15	$2,000,000	$2,000,000	$1,970,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 6.8%, Due 6/13	5,338,639	5,376,752	5,131,767

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 12.7%, Due 6/13	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 9.4%, Due 12/12	5,960,018	5,940,018	5,960,018

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 7.9%, Due 1/10	1,969,620	1,979,459	1,890,835

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 9.7%, Due 12/12	5,000,000	5,000,000	5,000,000

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.5%, Due 6/13	1,365,854	1,368,725	1,229,268

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.1%, Due 6/13	536,585	537,713	482,927

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 8.5%, Due 6/11	856,741	856,741	856,741

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Term Loan 8.4%, Due 6/11	4,236,111	4,211,616	4,211,616

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 8.1%, Due 4/13	5,755,000	5,755,000	5,755,000

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.7%, Due 6/12	3,259,279	3,265,878	3,177,797

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 9.6%, Due 8/14	4,987,469	4,938,587	4,950,063

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — 2nd Lien Term Loan 13.1%, Due 6/14	$5,000,000	$4,928,938	$4,928,938

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 8.3%, Due 11/10	1,878,788	1,780,166	1,647,077

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 12.6%, Due 11/11	2,000,000	2,011,185	1,266,680

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Second Lien Term Loan 10.7%, Due 10/13	3,000,000	2,978,999	2,782,500

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — First Lien Term Loan 8.7%, Due 6/13	4,975,000	4,927,882	4,950,125

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 7.6%, Due 6/12	995,000	992,532	992,532

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 7.6%, Due 6/12	1,492,500	1,488,798	1,488,798

Sorenson Communications, Inc.[6] Electronics	Senior Secured Loan — Tranche C Term Loan 7.4%, Due 8/13	2,791,551	2,807,105	2,720,897

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 6/14	5,970,000	5,970,000	5,970,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 12/14	7,500,000	7,500,000	7,500,000

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 7.4%, Due 7/12	825,699	831,324	831,324

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 7.3%, Due 7/12	4,097,298	4,125,208	4,125,208

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 10.8%, Due 7/13	1,750,000	1,760,240	1,760,240

Stolle Machinery Company[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Loan (Second Lien) 11.4%, Due 9/13	1,000,000	1,015,115	975,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Stolle Machinery Company[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — First Lien Term Loan 7.9%, Due 9/12	$1,975,000	$1,985,124	$1,945,375

TLC Funding Corp.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 9.9%, Due 5/12	3,930,000	3,850,590	3,959,475

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Second Lien Term Loan 9.1%, Due 12/14	2,000,000	2,033,096	1,890,000

TransAxle LLC Automobile	Senior Secured Loan — Revolver 8.2%, Due 8/11	490,909	486,678	488,832

TransAxle LLC[6] Automobile	Senior Secured Loan — Term Loan 9.2%, Due 9/12	2,812,500	2,812,500	2,812,500

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 8.1%, Due 10/14	3,990,000	3,794,292	3,810,450

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.8%, Due 4/13	4,975,000	4,975,000	4,975,000

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 12.8%, Due 12/13	4,500,000	4,500,000	4,511,250

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Senior Secured Loan — 1st Lien Term Loan 9.0%, Due 12/12	2,000,000	2,000,000	2,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 8.2%, Due 6/13	2,985,000	2,965,778	2,925,300

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 10.6%, Due 3/14	4,132,887	4,166,447	4,132,887

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,762,014	5,000,000

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 12/12	2,683,177	2,688,724	2,555,726

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 7.1%, Due 6/12	$783,980	$772,832	$733,021

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 7.1%, Due 6/12	668,412	658,900	618,280

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposits 7.1%, Due 6/12	167,103	164,727	154,570

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.5%, Due 10/12	1,995,000	1,985,328	1,985,025

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 12.4%, Due 10/13	1,000,000	1,000,000	1,000,000

Total Investment in Debt Securities and Bonds (158% of net asset value at fair value)		$426,014,170	$423,439,764	$410,954,082

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interest	1.2%	$1,000,000	$1,000,000

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,069,810	1,069,810

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	1,500,000	1,500,000

Park Avenue Coastal Holding, LLC[7] Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	803,000

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	0.9%	474,140	379,440

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,043,950	$4,752,250

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,415,580	$4,250,000
Katonah III, Ltd.[3]	Preferred Shares	23.1%	4,500,000	2,810,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1%	3,150,000	2,420,000
Katonah V, Ltd.[3]	Preferred Shares	26.7%	3,320,000	420,000
Katonah VII CLO Ltd.[3,9]	Subordinated Securities	16.4%	4,500,000	3,950,000
Katonah VIII CLO Ltd[3,9]	Subordinated Securities	10.3%	3,400,000	3,290,000
Katonah IX CLO Ltd[3,9]	Preferred Shares	6.9%	2,000,000	2,000,000
Katonah X CLO Ltd [3,9]	Subordinated Securities	33.3%	10,775,684	11,880,000

Total Investment in CLO Fund Securities (12% of net asset value at fair value)			$36,061,264	$31,020,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors Asset Management Company	Membership Interests	100%	$33,394,995	$58,510,360

PKSIL Class A Asset Management Company	Class A Shares	100%	71,500	71,500

PKSIL Class B Asset Management Company	Class B Shares	35%	3,500	3,500

Total Investment in Portfolio Companies (23% of net asset value at fair value)			$33,469,995	$58,585,360

Total Investments[5] (195% of net asset value at fair value)			$498,014,973	$505,311,692

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

 KOHLBERG CAPITAL CORPORATION
 FINANCIAL HIGHLIGHTS
 (unaudited)
 ($ per share)

	Nine Months Ended
	September 30,
	2008	2007
Per Share Data:
Net asset value, at beginning of period	$14.38	$14.29
Net investment income[1]	1.20	0.90
Net realized gains	(0.03)	0.01
Net change in unrealized appreciation on investments	(2.80)	0.50
Net increase (decrease) in net assets resulting from operations	$(1.63)	$1.41
Distribution from net investment income and realized gains	(1.17)	(1.01)
Issuance of common stock under dividend reinvestment plan	0.10	0.05
Issuance of common stock	1.26	—
Stock based compensation expense	0.03	0.03
Net asset value, end of period	$12.97	$14.77

Total net asset value return[2]	(1.7)%	10.4%

Ratio/Supplemental Data:
Per share market value at beginning of period	$12.00	$17.30
Per share market value at end of period	$8.59	$15.06
Total market return[3]	(18.7)%	(7.1)%
Shares outstanding at end of period	21,326,410	17,997,611
Net assets at end of period	$276,529,335	$265,746,935
Portfolio turnover rate[4]	13.2%	18.2%
Average debt outstanding	$242,956,204	$66,007,326
Average debt outstanding per share	$11.39	$3.67
Ratio of net investment income to average net assets[5]	11.9%	8.1%
Ratio of total expenses to average net assets[5]	7.0%	4.7%
Ratio of interest expense to average net assets[5]	4.1%	1.8%
Ratio of non-interest expenses to average net assets[5]	2.9%	2.9%

1  Based on weighted average number of common shares outstanding for the period

2  Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.

3  Total market return (not annualized) equals the change in the ending market value over the beginning of period price per share plus dividends, divided by the beginning price.

4  Not annualized

5  Annualized

 See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of September 30, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management. On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million.

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

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on inputs of management, the Valuation Committee of the Board of Directors, and an independent valuation firm that has been engaged at the direction of the Board to assist in the valuation of the portfolio under a consistently applied valuation policy and process. Valuations are conducted on 100% of the investment portfolio at the end of each fiscal quarter.

Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to the Company’s Board of Directors which consists of certain limited procedures that the Company’s Board of Directors identified and requested them to perform. Each quarter, Duff & Phelps, LLC, performs such procedures on the Company’s investment in Katonah Debt Advisors and all CLO Fund securities. In addition, Duff & Phelps, LLC performs its procedures on all illiquid junior and mezzanine securities such that they are reviewed at least once during a trailing 12 month period. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

As part of the valuation process, the Company may take into account the following types of factors, as relevant, in the determination of fair value: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make debt service payments, its earnings, net cash flows, changes in the interest rate environment and the credit markets that may generally affect the price at which similar investment may be made, the markets in which the portfolio company does business, evaluations to peer comparables, seasoning of the loan and other relevant factors. If possible, the Company will corroborate its valuation of an investment with an external event such as a recent purchase transaction, public offering or sale.

The Board of Directors may consider other methods of valuation than those set forth above to determine the fair value of investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the ultimately realized gains or losses on such investments to be different from the currently assigned valuations.

The Company’s valuation process at the end of each fiscal quarter is described as follows:

1)	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available;

a)
The nature and quality of such quote is reviewed to determine reliability and relevance of the quote – factors considered include if the quote is from a transaction, a broker quote, the date and aging of such quote, if the transaction is arms-length, a liquidation or distressed sale and other factors.

2)
If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Company’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

3)	Preliminary valuation conclusions are discussed and documented by management.

4)
With respect to the valuations of Katonah Debt Advisors, the CLO Fund securities and other illiquid junior and mezzanine securities selected on a rotating quarterly basis such that they are reviewed at least once during a trailing 12 month period, an independent valuation firm, engaged by our Board of Directors, conducts independent valuations and reviews management’s preliminary valuations and makes their own independent valuation assessment.

5)	The Valuation Committee of the Board of Directors reviews the portfolio valuations, as well as the input and report of the independent valuation firm.

6)
Upon approval of the investment valuations by the Valuation Committee of the Board of Directors, the Audit Committee of the Board of Directors reviews the results for inclusion in the Company’s quarterly and annual financial statements.

7)
The Board of Directors discusses the valuations and determines in good faith whether the fair values of each investment in the portfolio are reasonable based upon the independent pricing service, input of management, independent valuation firms and the recommendations of the Valuation Committee of the Board of Directors.

Loans and Debt Securities. For loans and debt securities for which market quotations are readily available, such as broadly syndicated term loans and bonds, fair value generally is equal to the market price for those loans and securities. For loans and debt securities for which a market quotation is not readily available, such as middle market term loans, second lien term loans and mezzanine debt investments, fair value is determined by evaluating the borrower’s enterprise value and other market or income valuation approaches generally used to determine fair value. The analysis of enterprise value or overall financial condition or other factors or methodologies may lead to a determination of fair value at a different amount other than cost; as a general rule, the Company will value such loans or debt securities at cost, however such loans and debt securities will be subject to fair value write-downs or other adjustment based on other observable market data or analysis of the borrower and investment as well as when the asset is considered impaired.

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

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there are negligible net cash distributions to the class of securities owned by the Company, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment. The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

Cash and Cash Equivalents. The Company defines cash equivalents as demand deposits. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted Cash.  Restricted cash consists mostly of cash held in an operating account pursuant to the Company’s secured revolving credit facility agreement with its lender.

Interest Income.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2008, two issuers representing 1% of total investments at fair value were considered in default.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At September 30, 2008, there was an unamortized debt issuance cost of approximately $2 million included in other assets in the accompanying balance sheet. Amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $316,000 and $189,000, respectively.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$3,988,536	$(4,683,689)	$11,481,073	$26,205,820
Denominator for basic weighted average shares:	21,299,431	17,989,460	19,897,521	17,965,590
Dilutive effect of restricted stock:	350,250	—	124,188	—
Dilutive effect of stock options:	—	—	—	35,755
Denominator for diluted weighted average shares:[1]	21,649,681	17,989,460	20,021,709	18,001,345
Basic net increase in stockholders’ equity resulting from operations per share:	$0.19	$(0.26)	$0.58	$1.46
Diluted net increase in stockholders’ equity resulting from operations per share:	$0.18	$(0.26)	$0.57	$1.46

1  All stock options outstanding are anti-dilutive.

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

The following table shows the Company’s portfolio by security type at September 30, 2008 and December 31, 2007:

	September 30, 2008 (unaudited)			December 31, 2007
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Senior Secured Loan	$239,487,184	$228,796,876	83%	$265,390,844	$260,138,674	100%
Junior Secured Loan	142,120,506	128,673,064	47	120,620,715	113,259,293	44
Mezzanine Investment	33,427,413	31,184,747	11	32,418,975	33,066,115	12
Senior Subordinated Bond	3,008,457	2,287,500	1	3,009,230	2,490,000	1
Senior Unsecured Bond	5,228,150	4,800,000	1	2,000,000	2,000,000	1
CLO Fund Securities	66,008,021	59,695,236	22	36,061,264	31,020,000	12
Equity Securities	5,096,298	4,491,265	1	5,043,950	4,752,250	2
Affiliate Asset Managers	35,877,203	65,821,689	24	33,469,995	58,585,360	23

Total	$530,253,232	$525,750,377	190%	$498,014,973	$505,311,692	195%

_______________________________________
1  Calculated as a percentage of net asset value at fair value

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2008 and December 31, 2007, were as follows:

	September 30, 2008			December 31, 2007
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$32,463,130	$32,290,184	12%	$32,583,716	$32,481,819	13%
Asset Management Companies[2]	35,877,203	65,821,689	24	33,469,995	58,585,360	23
Automobile	8,759,733	7,743,247	3	5,286,731	5,147,010	2
Broadcasting and Entertainment	2,981,700	2,850,000	1	2,978,999	2,782,500	1
Buildings and Real Estate[3]	38,223,022	25,023,177	9	37,726,396	34,944,226	13
Cargo Transport	19,685,163	19,654,425	7	14,967,369	14,958,789	6
Chemicals, Plastics and Rubber	6,579,537	5,840,000	2	3,956,582	3,220,000	1
CLO Fund Securities	66,008,021	59,695,236	22	36,061,264	31,020,000	12
Containers, Packaging and Glass	7,349,301	7,316,295	4	8,895,059	8,895,059	3
Diversified/Conglomerate Manufacturing	6,293,720	6,106,243	2	8,931,343	8,718,855	3
Diversified/Conglomerate Service	15,891,789	15,159,175	5	17,962,721	17,303,969	7
Ecological	3,909,848	3,920,000	1	3,937,850	3,937,850	2
Electronics	15,858,838	14,383,791	5	15,830,382	15,158,502	6
Farming and Agriculture	4,289,191	3,471,870	1	4,800,651	4,058,835	2
Finance	15,118,343	13,995,009	5	11,590,697	11,209,824	4
Healthcare, Education and Childcare	49,841,948	49,903,000	18	46,715,870	46,637,705	18
Home and Office Furnishings, Housewares, and Durable Consumer Goods	21,195,402	20,112,438	7	24,091,185	23,265,816	9
Hotels, Motels, Inns and Gaming	6,326,932	6,082,439	2	9,364,165	9,091,041	4
Insurance	11,198,025	10,904,933	4	24,346,884	23,941,763	9
Leisure, Amusement, Motion Pictures, Entertainment	17,719,118	17,688,100	7	18,402,600	18,402,600	7
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	35,527,886	36,288,832	13	39,573,338	39,483,418	15
Mining, Steel, Iron and Non-Precious Metals	21,758,378	21,589,413	8	16,338,446	16,069,759	6
Oil and Gas	5,998,165	5,870,000	2	5,997,874	5,960,000	2
Personal and Non Durable Consumer Products (Mfg. Only)	15,220,485	12,277,370	4	17,315,776	14,750,095	6
Personal, Food and Miscellaneous Services	14,297,594	12,202,674	4	13,918,651	13,765,201	5
Printing and Publishing	29,940,201	28,761,296	10	21,622,999	21,236,473	8
Retail Stores	3,755,829	3,755,829	1	4,962,500	4,813,625	2
Utilities	18,184,730	17,043,712	7	16,384,930	15,471,598	6

Total	$530,253,232	$525,750,377	190%	$498,014,973	$505,311,692	195%

1   Calculated as a percentage of net asset value at fair value.
2   Represents Katonah Debt Advisors and affiliates.
3   Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2008 and December 31, 2007, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At September 30, 2008 and December 31, 2007, approximately 13% and 11%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 11% and 6% of its portfolio on such dates).

At September 30, 2008 and December 31, 2007, the Company’s ten largest portfolio companies represented approximately 32% and 29%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 12% of the total fair value of the Company’s investments at September 30, 2008 and December 31, 2007. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represented approximately 16% and 17% of the total fair value of our investments at September 30, 2008 and December 31, 2007, respectively.

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

On January 23, 2008, the Company’s wholly-owned asset management company, Katonah Debt Advisors, closed a new $315 million CLO Fund. The Company received a structuring fee upon closing and Katonah Debt Advisors earns an ongoing asset management fee based on the par amount of the underlying investments in the CLO Fund. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of this latest CLO Fund.

As of September 30, 2008, all of the CLO Funds in which the Company holds investments continue to make cash payments to all classes of investors. As of September 30, 2008, the Company’s seasoned CLO Fund securities had an average annual cash yield of approximately 31%.

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of September 30, 2008 and December 31, 2007, the Company had approximately $60 million and $31 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of September 30, 2008 was approximately $66 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $6 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2007, was approximately $36 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $5 million.

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

The following table summarizes the fair value of investments by the above SFAS No. 157 fair value hierarchy levels as of September 30, 2008:

	Level I	Level II	Level III	Total
Debt securities	$-	$-	$395,742,187	$395,742,187
CLO fund securities	-	-	59,695,236	59,695,236
Equity securities	-	-	4,491,265	4,491,265
Asset manager affiliates	-	-	65,821,689	65,821,689

The following table summarizes the Level III investments by valuation methodology as of September 30, 2008:

Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	7%	—%	—%	—%	7%
Public / private company comparables	69	—	—	12	81
Discounted cash flow	—	11	—	—	11
Residual enterprise value	—	—	1	—	1
Total	76%	11%	1%	12%	100%

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

The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows:

	Nine Months Ended September 30, 2008
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	443,142	1,087,521	—	—	1,530,663
Purchases (sales), net	(2,568)	28,859,236	52,348	2,407,208	31,316,224
Total gain (loss) realized and unrealized included in earnings	(15,652,469)	(1,271,521)	(313,333)	4,829,121	(12,408,202)
Balance, September 30, 2008	$395,742,187	$59,695,236	$4,491,265	$65,821,689	$525,750,377
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(15,043,841)	$(1,271,521)	$(313,333)	$4,829,121	$(11,799,574)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of September 30, 2008, Katonah Debt Advisors and its affiliates had approximately $2.3 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At September 30, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $64 million. As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management integrated within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors. As of September 30, 2008, Scott’s Cove had approximately $87 million of assets under management.

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

At September 30, 2008 and at December 31, 2007 a net amount due from affiliates totaled approximately $1 million and approximately $541,000, respectively.

Summarized financial information for Katonah Debt Advisors follows:

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Assets:
Current assets	$10,028,959	$7,035,155
Noncurrent assets	336,912	396,111

Total assets	$10,365,871	$7,431,266

Liabilities:
Current liabilities	4,869,592	4,254,202

Total liabilities	$4,869,592	$4,254,202

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Gross revenue	$10,203,333	$7,777,736
Total expenses	7,290,617	5,982,730

Net income (loss)	$2,912,716	$1,795,006

Dividends declared	$1,350,000	$—

Cumulative undistributed net income	$3,747,860	$1,722,296

Distressed Debt Platform

In December 2007, the Company committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz named Panagos and Katz Situational Investing (“PKSI”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. The Company expects that funds managed by PKSI will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. The Company also expects that PKSI may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. The Company has committed to invest up to $2.5 million directly in PKSI through an investment in Class A shares. The Company has a 35% economic interest in PKSI through its investment in Class B shares on which it will receive its pro rata share of PKSI’s operating income and may make an investment of up to $25 million in the funds managed by PKSI on which the Company will receive investment income. PKSI may also source distressed debt opportunities in which we may make direct investments. As of September 30, 2008, the Company funded approximately $2 million of its $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI. As of September 30, 2008, PKSI had no significant operations.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	September 30, 2008	December 31, 2007
	(unaudited)
Secured revolving credit facility, $275 million commitment due September 30, 2010	$270,000,000	$255,000,000

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

During September 2008, the Company was notified by the lenders that the liquidity banks providing the underlying funding for the facility did not intend to renew their liquidity facility to the lenders unless the Company agreed to certain revised terms for the facility.  As a result, the lenders proposed new terms to the Company in order to extend additional fundings under the Facility.  The Company viewed such proposed terms as unfavorable and has opted to allow the facility to terminate in accordance with its terms. Accordingly, in accordance with the terms of the Facility, all principal and net interest collected from the assets secured by the Facility are used to amortize the Facility through a termination date of September 30, 2010 (the “amortization period”).   During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  The Company believes it has sufficient cash and liquid assets to fund normal operations and dividend distributions through the expected amortization period.

The weighted average daily debt balance for the three months ended September 30, 2008 and 2007 was approximately $239 million and $137 million, respectively. For the three months ended September 30, 2008 and 2007, the weighted average interest rate on weighted average outstanding borrowings was approximately 3% and 6% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of September 30, 2008, the Company had restricted cash balances of approximately $8 million which it maintained in accordance with the terms of the Facility.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. At September 30, 2008, the Company had approximately $329,000 of accumulated undistributed taxable income.

For the quarter ended September 30, 2008, the Company declared a dividend on September 19, 2008 of $0.35 per share for a total of approximately $8 million. The record date was October 9, 2008 and the dividend was distributed on October 28, 2008.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the nine months ended September 30, 2008:

Nine Months Ended
September 30, 2008
(Unaudited)
Pre-tax net increase in stockholders’ equity resulting from operations	$11,481,073
Net unrealized losses on investments transactions not taxable	11,799,574
Expenses not currently deductible	637,340

Taxable income before deductions for distributions	$23,917,987

Taxable income before deductions for distributions per outstanding share	$1.12

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2008 and December 31, 2007, the Company had committed to make a total of approximately $3 million and $4 million, respectively, of investments in various revolving senior secured loans, of which approximately $764,000 was funded as of September 30, 2008 and $866,000 was funded as of December 31, 2007. As of September 30, 2008, the company had no investments in delayed draw senior secured loans. As of December 31, 2007, the Company had committed to make a total of approximately $8 million of investments in a delayed draw senior secured loans of which approximately $5 million was funded as of December 31, 2007.

In October 2007 Katonah Debt Advisors entered into an agreement with Bear Stearns, which survived the merger of Bear Stearns with JPMorgan Chase in June 2008, in connection with a warehouse credit line established to fund the initial accumulation of assets for three CLO funds, pursuant to which agreement Katonah Debt Advisors undertook certain “first loss” commitments, as described in more detail below. In return for Katonah Debt Advisors’ first loss commitment, Katonah Debt Advisors was entitled to receive net interest income from the underlying assets in the loan warehouse. In the future, Kohlberg Capital or Katonah Debt Advisors may enter into similar agreements in connection with funding the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage. Such “first loss” commitments relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for our first loss commitment, we receive net interest income from the underlying assets in the loan warehouse.

Under the October 2007 agreement with Bear Stearns, Katonah Debt Advisors engaged Bear Stearns to structure and raise three CLO funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II” and, together with Katonah 2007 and Katonah 2008-I, the “2008 CLO Funds”), to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). As part of this engagement, Katonah Debt Advisors entered into certain credit lines with Bear Stearns to accumulate and fund into a loan warehouse the initial assets for the 2008 CLO Funds. As mentioned above, Katonah Debt Advisors undertook a first loss commitment, requiring Katonah Debt Advisors to reimburse Bear Stearns in certain circumstance for (i) certain losses (if any) incurred on the assets warehoused for the 2008 CLO Funds prior to their completion, or (ii) if one or all of the CLO Funds fail to close, a portion of the losses (if any) on the resale of the warehoused assets. On January 23, 2008, Katonah Debt Advisors and Bear Stearns closed Katonah 2007. Kohlberg Capital received a structuring fee upon closing and Katonah Debt Advisors expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007 and such assets are no longer subject to a first loss obligation. While the securities issued by the CLO Funds managed by Katonah Debt Advisors are primarily held by third parties, Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007. In connection with the closing of Katonah 2007, Katonah Debt Advisors’ maximum first loss obligation amount under its commitment letter with Bear Stearns was reduced from $22.5 million to $18 million.

As of September 30, 2008, Katonah 2008-I and Katonah 2008-II had acquired an aggregate of approximately $151 million and $121 million in assets, respectively, determined on the basis of the par value of such assets. If the portfolio of remaining warehoused assets for Katonah 2008-I and Katonah 2008-II had been liquidated in accordance with the terms of the engagement with Bear Stearns on September 30, 2008, the loss on such portfolio would have exceeded our maximum first loss obligation. On October 9, 2008 Katonah Debt Advisors notified Bear Stearns that the October 2007 agreement had terminated in accordance with its terms as a result of a material failure by Bear Stearns to provide the services outlined in that agreement in respect of Katonah 2008-I and Katonah 2008-II. As a result, Katonah Debt Advisors no longer has access to the warehouse credit line contemplated by the Bear Stearns commitment letter and the remaining 2008 CLO Funds will not be completed. Katonah Debt Advisors is currently in discussions with Bear Stearns regarding the disposition of the portfolio of remaining warehoused assets and the first loss obligation of Katonah Debt Advisors, if any, which may result from such disposition. To the extent that the portfolio of warehoused assets is disposed of to third parties, the resulting reduction in Katonah Debt Advisors’ assets under management could have a material adverse effect on the value of Katonah Debt Advisors, which is based, among other things, on the amount of its assets under management.

As of September 30, 2008, the Company funded approximately $2 million of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. During the year ended December 31, 2007, the Company issued 71,366 shares of common stock under its dividend reinvestment plan. During the nine months ended September 30, 2008, the Company issued 208,711 shares of common stock under its dividend reinvestment plan and 350,250 shares of restricted stock. The total number of shares issued and outstanding as of September 30, 2008 was 21,676,660 and 21,326,410, respectively and shares issued and outstanding as of December 31, 2007 was 18,017,699.

10. EQUITY INCENTIVE PLAN

During 2006 and as amended in 2008, the Company established an equity incentive plan (the “Plan”) and reserved 2,000,000 shares of common stock for issuance under the Plan. The purpose of the Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted.

Stock Options

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. During the nine months ended September 30, 2008, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive one share of restricted stock for every five options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. During the nine months ended September 30, 2008, employees holding options to purchase 1,250,000 shares individually entered into agreements to cancel such options and to receive 250,000 shares of restricted stock.

During the year ended December 31, 2007, 90,000 options granted to employees were forfeited. During the nine months ended September 30, 2008, 1,265,000 options granted to employees were forfeited, inclusive of options forfeited in exchange for restricted stock as noted above. As of September 30, 2008, 70,000 total options were outstanding, 23,750 of which were exercisable. The options have an estimated remaining contractual life of 8 years and 8 months.

During the nine months ended September 30, 2008, the weighted average grant date fair value per share for options granted during the period was $1.50. During the year ended December 31, 2007 the weighted average grant date fair value per share for options granted during the period was $1.90. For the nine months ended September 30, 2008 and the year ended December 31, 2007, the weighted average grant date fair value per share for options forfeited during the period was $1.57 and $1.81 respectively. Information with respect to options granted, exercised and forfeited under the Plan for the nine months ended September 30, 2008 is as follows:

			Weighted Average
		Weighted Average	Contractual
		Exercise Price per	Remaining Term	Aggregate
	Shares	Share	(years)	Intrinsic Value[1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—
Forfeited	(1,265,000)	$15.49
Outstanding at September 30, 2008	70,000	$15.00	8.7	$—

Total vested at September 30, 2008	23,750	$14.37	8.8

1    Represents the difference between the market value of the options at September 30, 2008 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the nine months ended September 30, 2008, total stock option expense of approximately $329,000 was recognized and expensed at the Company; of this amount approximately $257,000 was expensed at the Company and approximately $72,000 was expensed at Katonah Debt Advisors. At September 30, 2008, the Company had approximately $58,000 of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized and allocated between the Company and Katonah Debt Advisors over a weighted average period of 1.7 years.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Company’s 2006 Equity Incentive Plan, as amended and the board of directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. On July 1, 2008, employees holding options to purchase 1,250,000 shares individually entered into agreements to cancel such options and to receive 250,000 shares of restricted stock. On September 30, 2008 none of such shares were vested.

As of September 30, 2008, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 70,000 shares of common stock outstanding and there were 350,250 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the nine months ended September 30, 2008 is as follows:

			Weighted Average
	Non-Vested	Weighted Average	Contractual
	Restricted	Exercise Price per	Remaining Term
	Shares	Share	(years)
Non-vested shares outstanding at January 1, 2008	—	$—
Granted	350,250	$10.84	2.6
Vested	—	$—
Forfeited	—	$—

Outstanding at September 30, 2008	350,250	$10.84	2.6

Total non-vested shares at September 30, 2008	350,250	$10.84	2.6

During the nine months ended September 30, 2008, the Company recognized non-cash compensation expense of approximately $276,000 relating to restricted stock grants; of this amount approximately $218,000 was expensed at the Company and approximately $58,000 was expensed at Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the three and nine months ended September 30, 2008 the Company made contributions to the 401K Plan of approximately $8,000 and $29,000. The Company made contributions of approximately $11,000 and $17,000 for the three and nine months ended September 30, 2007, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three and nine months ended September 30, 2008, the Company increased (decreased) its contributions to the Pension Plan by approximately ($24,000) and $74,000, respectively. The Company made contributions of approximately $24,000 and $49,000 for the three and nine months ended September 30, 2007, respectively.

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

13. SUBSEQUENT EVENTS

In addition to those subsequent events noted throughout the notes to the financial statements, the Board of Directors approved a share repurchase program for up to $5 million of the Company’s common stock. Shares may be purchased in the open market or, subject to the applicable rules and regulations of the Securities and Exchange Commission, in privately negotiated transactions.  The Company will not repurchase any shares from directors, officers or other persons known to be the Company’s affiliates. The repurchase program does not obligate the Company to acquire any specific number of shares and the repurchase program may be discontinued at any time.  The Company intends to fund any such repurchases with available cash.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of September 30, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at September 30, 2008 was $12.97. On September 30, 2008, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $8.59.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $12.97 and $14.38 as of September 30, 2008 and December 31, 2007 respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	September 30, 2008 (unaudited)		December 31, 2007
	Fair Value	Per Share	Fair Value	Per Share
Investments at fair value:
Investments in debt securities	$395,742,187	$18.56	$410,954,082	$22.81
Investments in CLO Fund securities	59,695,236	2.80	31,020,000	1.72
Investments in equity securities	4,491,265	0.21	4,752,250	0.27
Investments in asset manager affiliates	65,821,689	3.09	58,585,360	3.25
Cash and cash equivalents	40,207,188	1.89	12,088,529	0.67
Other assets	15,028,440	0.70	15,741,738	0.87

Total Assets	$580,986,005	$27.25	$533,141,959	$29.59

Borrowings	$270,000,000	$12.66	$255,000,000	$14.15
Other liabilities	34,456,670	1.62	19,073,795	1.06

Total Liabilities	$304,456,670	$14.28	$274,073,795	$15.21

NET ASSET VALUE	$276,529,335	$12.97	$259,068,164	$14.38

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of September 30, 2008, we had $270 million of outstanding borrowings and our asset coverage was 202%.

During September 2008, we were notified by the lenders that the liquidity banks providing the underlying funding for the facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the facility.  As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility.  We viewed such proposed terms as unfavorable and have opted to allow the facility to terminate in accordance with its terms. Accordingly, in accordance with the terms of the Facility, all principal and net interest collected from the assets secured by the Facility are used to amortize the Facility through a termination date of September 30, 2010 (the “amortization period”).   During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  We believe we have sufficient cash and liquid assets to fund normal operations and dividend distributions through the expected amortization period.

Investment Portfolio Summary Attributes as of and for the Nine Months Ended September 30, 2008

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $4 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “Investment Portfolio” and “Investments and Operations” for a more detailed description) as of and for the nine months ended September 30, 2008:

Debt Securities

• represent approximately 75% of total investment portfolio;

• represent credit instruments issued by corporate borrowers;

• no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

• primarily senior secured and junior secured loans (44% and 24% respectively);

• spread across 26 different industries and 93 different entities;

• average balance per investment of approximately $4 million;

• all but two issuers current on their debt service obligations;

• weighted average interest rate of 8.1%.

CLO Fund Securities (as of the last monthly trustee report prior to September 30, 2008 unless otherwise specified)

• represent approximately 11% of total investment portfolio at September 30, 2008;

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

• seasoned CLOs currently providing an annualized 31% cash return on investment during the twelve months ended September 30, 2008.

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

• for the nine months ended September 30, 2008, Katonah Debt Advisors had after-tax net income of approximately $3 million;

• for the nine months ended September 30, 2008, Katonah Debt Advisors distributed approximately $1 million of such income in the form of a dividend which is recognized as current earnings to the Company.

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

Dividends from Investments in CLO Fund Securities. We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees contain a significant profit sharing and/or performance based bonus component. Therefore, as our net revenues increase, our compensation costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses. The balance of our expenses include professional fees, occupancy costs and general administrative and other costs.

Net Unrealized Appreciation on Investments

During the three and nine months ended September 30, 2008, the Company’s investments had a decrease in net unrealized appreciation of approximately $3 million and $12 million, respectively. The decrease in net unrealized appreciation for the three months ended September 30, 2008 is primarily due to i) an approximate $7 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; ii) an approximate $2 million increase in the net value of CLO equity investments (there are no CLO Funds in payment default—all CLO Funds are providing a current cash return); and, iii) an approximate $129,000 increase in the value of Katonah Debt Advisors due to an increase in assets under management to $2.3 billion at September 30, 2008.

The decrease in net unrealized appreciation for the nine months ended September 30, 2008 is primarily due to i) an approximate $15 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; ii) an approximate $1 million decrease in the net value of CLO equity investments (there are no CLO Funds in payment default—all CLO Funds are providing a current cash return); and, iii) an approximate $5 million increase in the value of Katonah Debt Advisors due to an increase in assets under management to $2.3 billion at September 30, 2008.

Net Increase in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended September 30, 2008 and 2007 was an increase of approximately $4 million, and a decrease of approximately $5 million, respectively, or an increase of $0.19 and a decrease of $0.26 per share, respectively. The net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2008 and 2007 was approximately $11 million and $26 million, respectively, or $0.58 and $1.46 per share, respectively.

Net Investment Income and Net Realized Gains

Net investment income and net realized gains represents the net increase in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2008 and 2007, net investment income and realized gains was approximately $7 million and $6 million, respectively, or $0.35 and $0.33, per share, respectively. For the nine months ended September 30, 2008 and 2007, net investment income and realized gains was approximately $23 million and $16 million, respectively, or $1.17 and $0.91 per share, respectively. Generally, we seek to fund our dividend from net investment income and net realized gains. For the nine months ended September 30, 2008, dividend distributions totaled approximately $24 million or $1.17 per share.

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

	Dividend	Declaration Date	Record Date	Pay Date
2008:
Third quarter	$0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2007	4/28/2008

2007:
Fourth quarter	$0.39	12/14/2007	12/24/2007	1/24/2008
Third quarter	0.37	9/24/2007	10/10/2007	10/26/2007
Second quarter	0.35	6/8/2007	7/9/2007	7/23/2007
First quarter	0.29	3/13/2007	4/6/2007	4/17/2007

Total declared for 2007	$1.40

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the nine months ended September 30, 2008, Katonah Debt Advisors earned approximately $3 million of GAAP net income and distributed approximately $1 million in dividends to us, and for the year ended December 31, 2007, Katonah Debt Advisors earned approximately $3 million of GAAP net income and distributed $500,000 in dividends to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations. The Company intends to distribute, in the form of a dividend, the accumulated undistributed net income of Katonah Debt Advisors in the future.

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

The following table shows the Company’s portfolio by security type at September 30, 2008 and December 31, 2007:

	September 30, 2008 (unaudited)			December 31, 2007
Security Type	Cost	Fair Value	%	Cost	Fair Value	%
Senior Secured Loan	$239,487,184	$228,796,876	44%	$265,390,844	$260,138,674	52%
Junior Secured Loan	142,120,506	128,673,064	24	120,620,715	113,259,293	22
Mezzanine Investment	33,427,413	31,184,747	6	32,418,975	33,066,115	7
Senior Subordinated Bond	3,008,457	2,287,500	-	3,009,230	2,490,000	-
Senior Unsecured Bond	5,228,150	4,800,000	1	2,000,000	2,000,000	-
CLO Fund Securities	66,008,021	59,695,236	11	36,061,264	31,020,000	6
Equity Securities	5,096,298	4,491,265	1	5,043,950	4,752,250	1
Affiliate Asset Managers	35,877,203	65,821,689	13	33,469,995	58,585,360	12

Total	$530,253,232	$525,750,377	100%	$498,014,973	$505,311,692	100%

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

At September 30, 2008, the Company’s investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.1%.

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

The investment portfolio (excluding the Company’s investment in asset management affiliates and CLO Funds) at September 30, 2008 is spread across 26 different industries and 93 different entities with an average balance per investment of approximately $4 million. As of September 30, 2008, all but two of our portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At September 30, 2008, approximately 13% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 11% of our portfolio). As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At September 30, 2008, our ten largest portfolio companies represented approximately 32% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 12% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 16% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2008, we had $60 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. During the nine months ended September 30, 2008 and in connection with the closing of Katonah Debt Advisor’s most recent CLO Fund on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of the CLO Fund. As of September 30, 2008, all of the CLO Funds in which the Company holds investments were distributing cash flows to all classes of investors and were performing in line with expectations with no breach of any material covenants. Our CLO Fund securities as of September 30, 2008 and December 31, 2007 are as follows:

			September 30, 2008		December 31, 2007
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,571,828	$4,250,000	$4,415,580	$4,250,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	1,830,000	4,500,000	2,810,000
Katonah IV, Ltd.	Mezzanine Investment	17.1	3,150,000	2,754,000	3,150,000	2,420,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	1,836,000	3,320,000	420,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,500,000	3,437,000	4,500,000	3,950,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,400,000	2,829,000	3,400,000	3,290,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,000,000	2,025,000	2,000,000	2,000,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,191,631	11,875,000	10,775,684	11,880,000
Katonah 2007-1 CLO Ltd.[2]	Subordinated Securities	100	29,374,562	28,859,236	—	—

Total			$66,008,021	$59,695,236	$36,061,264	$31,020,000
_______________________
 1 Represents percentage of class held.
 2 An affiliate CLO Fund managed by Katonah Debt Advisors.

The CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt. The underlying assets in our CLO Funds exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The table below summarizes certain attributes of each CLO Fund as per their most recent trustee report as of September 30, 2008:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	236	177	33	$1,226,126	$1,634,835
Katonah III, Ltd.	280	192	31	1,289,392	1,880,363
Katonah IV, Ltd.	297	206	28	1,072,313	1,546,005
Katonah V, Ltd.	337	234	30	696,272	1,002,750
Katonah VII CLO Ltd.	256	204	33	1,278,326	1,604,174
Katonah VIII CLO Ltd	255	199	33	1,458,230	1,868,586
Katonah IX CLO Ltd	246	195	33	1,562,875	1,971,626
Katonah X CLO Ltd	242	188	34	1,865,669	2,401,553
Katonah 2007-1 CLO Ltd	196	160	33	1,573,570	1,927,623

 1 All data from most recent Trustee reports as of September 30, 2008

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of September 30, 2008, Katonah Debt Advisors had approximately $2.3 billion of assets under management, and was valued at approximately $64 million.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to us. Cash distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is based primarily on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss.

For the nine months ended September 30, 2008, Katonah Debt Advisors had after-tax net income of approximately $3 million.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and December 31, 2006 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
2006 Activity:
Purchases / originations /draws	$191,706,724	$20,870,000	$—	$33,394,995	$245,971,719
Pay-downs / pay-offs / sales	(533,315)	—	—	(72,710)	(606,025)
Net amortized premium	(406,025)	—	—	—	(406,025)
Increase in fair value	—	—	—	4,252,710	4,252,710

Fair Value at December 31, 2006	$190,767,384	$20,870,000	$—	$37,574,995	$249,212,379
2007 Activity:
Purchases / originations /draws	$336,182,774	$14,775,000	$5,043,950	$75,000	$356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net accretion of discount	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Year to Date 2008 Activity:
Purchases / originations /draws	$66,805,696	$28,859,236	$52,348	$2,407,208	$98,124,488
Pay-downs / pay-offs / sales	(66,808,264)	—	—	—	(66,808,264)
Net accretion of discount	443,142	1,087,521	—	—	1,530,663
Net realized losses	(608,628)	—	—	—	(608,628)
Increase (decrease) in fair value	(15,043,841)	(1,271,521)	(313,333)	4,829,121	(11,799,574)

Fair Value at September 30, 2008	$395,742,187	$59,695,236	$4,491,265	$65,821,689	$525,750,377

In December 2007, we committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz and named Panagos and Katz Situational Investing (“PKSI”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. We expect that funds managed by PKSI will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. We also expect that PKSI may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. We committed to invest up to $2.5 million directly in PKSI through an investment in Class A shares. We have a 35% economic interest in PKSI through our investment in Class B shares on which we will receive our pro rata share of its operating income and may make an investment of up to $25 million in funds managed by PKSI on which we will receive investment income. PKSI may also source distressed debt opportunities in which we may make direct investments. As of September 30, 2008, we funded approximately $2 million of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

Both Katonah Debt Advisors and PKSI are considered affiliate investments. As of September 30, 2008, our affiliate asset manager investments at fair value are approximately $66 million.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2008 and 2007.

Investment Income

Investment income for the three months ended September 30, 2008 and 2007 was approximately $11 million and $10 million, respectively. Of this amount, approximately $8 million and $9 million, respectively, was attributable to interest income on our loan and bond investments. For the three months ended September 30, 2008, none of this income was attributable to interest on assets accumulated for future CLO issuances on which Katonah Debt Advisors entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds, compared with $630,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008 and 2007, approximately $2 million of investment income is attributable to dividends earned on CLO equity investments. Relative to the immediately preceding quarter (the three months ended June 30, 2008), investment income attributable to dividends earned on CLO equity investments decreased from approximately $5 million to $2 million due to the timing and level of the resetting of the benchmark interest rate for the underlying assets in the CLO Fund and the related CLO Fund bond liabilities and the resultant net interest spread. For the three months ended June 30, 2008, such net interest spread was significantly higher than that for the three months ended September 30, 2008.

Investment income for the nine months ended September 30, 2008 and 2007 was approximately $38 million and $26 million, respectively. Of this amount, approximately $25 million and $20 million, respectively was attributable to interest income on our loan and bond investments. For the nine months ended September 30, 2008 and 2007 approximately $466,000 and $2 million, respectively, of such interest income was attributable to interest on assets accumulated for future CLO issuances on which Katonah Debt Advisors entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. Approximately $10 million and $5 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from CLO Fund securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of income on our CLO Fund securities. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Dividends from Affiliate Asset Manager

As of September 30, 2008, our investment in Katonah Debt Advisors was approximately $64 million. For the three months ended September 30, 2008 and 2007, Katonah Debt Advisors had GAAP net income of approximately $2 million and $657,000, respectively. For the nine months ended September 30, 2008 and 2007, Katonah Debt Advisors had GAAP net income of approximately $3 million and $2 million, respectively. For the three months ended September 30, 2008, Katonah Debt Advisors’ distributed approximately $1 million of its net income; no such distributions were made for the three months ended September 30, 2007. During the nine months ended September 30, 2008 distributions of Katonah Debt Advisors’ net income totaled approximately $1 million; no such distributions were made during the nine months ended September 30, 2007. Distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. The Company intends to distribute the accumulated undistributed net income of Katonah Debt Advisors in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by us prior to our initial public offering. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

Expenses

Total expenses for the three months ended September 30, 2008 and 2007 was approximately $4 million. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $2 million, on average debt outstanding of $239 million and $137 million, respectively. Approximately $747,000 and $1 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended September 30, 2008 and 2007. Compensation expense for the three months ended September 30, 2008 was adjusted for reduced accruals for anticipated end-of-year bonuses by approximately $702,000. For the three months ended September 30, 2008, other expenses included approximately $696,000 for professional fees, insurance, administrative and other. For the three months ended September 30, 2007, expenses included approximately $702,000 for professional fees, insurance, administrative and other. For the three months ended September 30, 2008 and 2007, administrative and other costs totaled approximately $264,000 and $254,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Total expenses for the nine months ended September 30, 2008 and 2007 was approximately $14 million and $9 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $8 million and $4 million, respectively, on average debt outstanding of $243 million and $66 million, respectively. Approximately $3 million, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, other expenses included approximately $2 million for professional fees, insurance, administrative and other, and for the nine months ended September 30, 2007, $3 million for professional fees, insurance, administrative and other. For the nine months ended September 30, 2008 and 2007, administrative and other costs totaled approximately $915,000 and $874,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

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

Net Unrealized Appreciation on Investments

During the three months ended September 30, 2008 and 2007, our total investments had a decrease in net unrealized appreciation of approximately $3 million and $11 million, respectively. Of this amount, Katonah Debt Advisors had unrealized appreciation of approximately $129,000 and a depreciation of $971,000, respectively, offset by unrealized losses of approximately $4 million and $10 million, respectively, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

During the nine months ended September 30, 2008 and 2007, our total investments had a decrease in net unrealized appreciation of approximately $12 million and an increase of $10 million, respectively. Of this amount, Katonah Debt Advisors had unrealized appreciation of approximately $5 million and $20 million, respectively, offset by unrealized losses of approximately $17 million and $11 million, respectively, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

The increase in the unrealized value of Katonah Debt Advisors is primarily as a result of an increase in Katonah Debt Advisors’ assets under management to $2.3 billion as on September 30, 2008. During the nine months ended September 30, 2008, Katonah Debt Advisors increased its assets under management through the completion of the formation of Katonah 2007-1 CLO Ltd., which included approximately $315 million in assets.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2008 was approximately $4 million and $11 million, respectively, or $0.19 and $0.58 per share.

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

As of September 30, 2008 and December 31, 2007 the fair value of investments and cash and cash equivalents were as follows:

	Investments at Fair Value
Security Type	September 30, 2008	December 31, 2007
Cash and cash equivalents	$40,207,188	$12,088,529
Senior Secured Loan	228,796,876	260,138,674
Junior Secured Loan	128,673,064	113,259,293
Mezzanine Investment	31,184,747	33,066,115
Senior Subordinated Bond	2,287,500	2,490,000
Senior Unsecured Bond	4,800,000	2,000,000
CLO Fund Securities	59,695,236	31,020,000
Equity Securities	4,491,265	4,752,250
Affiliate Asset Managers	65,821,689	58,585,360

Total	$565,957,565	$517,400,221

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

As of September 30, 2008, the outstanding balance on the Facility was $270 million. During September 2008, we were notified by the lenders that the liquidity banks providing the underlying funding for the facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the facility.  As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility.  We viewed such proposed terms as unfavorable and have opted to allow the facility to terminate in accordance with its terms. Accordingly, in accordance with the terms of the Facility, all principal and interest collected from the assets secured by the Facility are used to amortize the Facility through a termination date of September 30, 2010 (the “amortization period”).   During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  We believe we have sufficient cash and liquid assets to fund normal operations and dividend distributions through the expected amortization period.

We expect our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be investments in secured lien loans, mezzanine debt and CLO Fund equity. In order to fund new originations, we intend to use cash on hand and equity financings. Our credit Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the Facility, in which case we will seek to fund originations using new debt or equity financings.

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2008 and December 31, 2007, we had committed to make a total of approximately $3 million and $4 million, respectively, of investments in various revolving senior secured loans, of which approximately $764,000 was funded as of September 30, 2008 and $866,000 was funded as of December 31, 2007. As of September 30, 2008, we had no investments in delayed draw senior secured loans. As of December 31, 2007, we had committed to make a total of approximately $8 million of investments in a delayed draw senior secured loans of which approximately $5 million was funded as of December 31, 2007.

In October 2007 Katonah Debt Advisors entered into an agreement with Bear Stearns, which survived the merger of Bear Stearns with JPMorgan Chase in June 2008, in connection with a warehouse credit line established to fund the initial accumulation of assets for three CLO funds, pursuant to which agreement Katonah Debt Advisors undertook certain “first loss” commitments, as described in more detail below. In return for Katonah Debt Advisors’ first loss commitment, Katonah Debt Advisors was entitled to receive net interest income from the underlying assets in the loan warehouse. In the future, Kohlberg Capital or Katonah Debt Advisors may enter into similar agreements in connection with funding the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage. Such “first loss” commitments relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for our first loss commitment, we receive net interest income from the underlying assets in the loan warehouse.

Under the October 2007 agreement with Bear Stearns, Katonah Debt Advisors engaged Bear Stearns to structure and raise three CLO funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II” and, together with Katonah 2007 and Katonah 2008-I, the “2008 CLO Funds”), to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). As part of this engagement, Katonah Debt Advisors entered into certain credit lines with Bear Stearns to accumulate and fund into a loan warehouse the initial assets for the 2008 CLO Funds. As mentioned above, Katonah Debt Advisors undertook a first loss commitment, requiring Katonah Debt Advisors to reimburse Bear Stearns in certain circumstance for (i) certain losses (if any) incurred on the assets warehoused for the 2008 CLO Funds prior to their completion, or (ii) if one or all of the CLO Funds fail to close, a portion of the losses (if any) on the resale of the warehoused assets. On January 23, 2008, Katonah Debt Advisors and Bear Stearns closed Katonah 2007. Kohlberg Capital received a structuring fee upon closing and Katonah Debt Advisors expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007 and such assets are no longer subject to a first loss obligation. While the securities issued by the CLO Funds managed by Katonah Debt Advisors are primarily held by third parties, Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007. In connection with the closing of Katonah 2007, Katonah Debt Advisors’ maximum first loss obligation amount under its commitment letter with Bear Stearns was reduced from $22.5 million to $18 million.

As of September 30, 2008, Katonah 2008-I and Katonah 2008-II had acquired an aggregate of approximately $151 million and $121 million in assets, respectively, determined on the basis of the par value of such assets. If the portfolio of remaining warehoused assets for Katonah 2008-I and Katonah 2008-II had been liquidated in accordance with the terms of the engagement with Bear Stearns on September 30, 2008, the loss on such portfolio would have exceeded our maximum first loss obligation. On October 9, 2008 Katonah Debt Advisors notified Bear Stearns that the October 2007 agreement had terminated in accordance with its terms as a result of a material failure by Bear Stearns to provide the services outlined in that agreement in respect of Katonah 2008-I and Katonah 2008-II. As a result, Katonah Debt Advisors no longer has access to the warehouse credit line contemplated by the Bear Stearns commitment letter and the remaining 2008 CLO Funds will not be completed. Katonah Debt Advisors is currently in discussions with Bear Stearns regarding the disposition of the portfolio of remaining warehoused assets and the first loss obligation of Katonah Debt Advisors, if any, which may result from such disposition. To the extent that the portfolio of warehoused assets is disposed of to third parties, the resulting reduction in Katonah Debt Advisors’ assets under management could have a material adverse effect on the value of Katonah Debt Advisors, which is based, among other things, on the amount of its assets under management.

As of September 30, 2008, the Company funded approximately $2 million of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

RECENT DEVELOPMENTS

The Board of Directors approved a share repurchase program for up to $5 million of our common stock. Shares may be purchased in the open market or, subject to the applicable rules and regulations of the Securities and Exchange Commission, in privately negotiated transactions.  We will not repurchase any shares from directors, officers or other persons known to be our affiliates. The repurchase program does not obligate us to acquire any specific number of shares and the repurchase program may be discontinued at any time.  We intend to fund any such repurchases with available cash.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2008, two issuers representing 1% of our total investments were on non-accrual status. As of December 31, 2007, no loans or debt securities were greater than 90 days past due or on non-accrual status.

Dividend Income from CLO Fund Securities

We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2008, approximately 89% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2008, we had $270 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2008 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately 1% over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately 1% over a one-year period. Because most of our investments at September 30, 2008 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2008. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. The Board of Directors has retained an independent valuation firm to provide third-party valuation consulting services, which consist of certain limited procedures that we identify and request the independent valuation firm to perform. During the preceding twelve months ended September 30, 2008, approximately 54% of our investments were investments that were marked to market or for which we utilized the valuation services provided by the independent valuation firm in connection with the determination of fair value by our Board of Directors. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments or from the values that would have been placed on our assets by other market participants, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Our Board of Directors is ultimately and solely responsible for determining the fair value of portfolio investments on a quarterly basis in good faith. Duff & Phelps, LLC, an independent valuation firm, provided, third party valuation consulting services to our Board of Directors, which consisted of certain limited procedures that our Board of Directors identified and requested them to perform. Each quarter, Duff & Phelps, LLC, performs such procedures on the Company’s investment in Katonah Debt Advisors and all CLO Fund securities. In addition, Duff & Phelps, LLC performs its procedures on all illiquid junior and mezzanine securities such that they are reviewed at least once during a trailing 12 month period. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. In the future, our Board of Directors may continue to utilize the services of Duff & Phelps, LLC or may use another third party valuation provider.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting . The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 21, 2008, we held a special meeting of shareholders. At the meeting shareholders voted on a proposal to allow us to sell shares of our common stock or warrants, options or rights to acquire our common stock at a price below the then current net asset value per share of common stock.

The results of the shares voted with regard to each of these matters are as follows:

For	Against	Abstain	Broker Non-Votes
11,288,288	1,760,156	91,678	—

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*	Submitted herewith.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K OHLBERG C APITAL C ORPORATION

Date: November 10, 2008	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2008	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer
(principal financial and accounting officer)

* * * * *

Table of Contents

Exhibit Index

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
*	Submitted herewith.