Form 10-K
period 2008-12-31
Kohlberg Capital CORP
filed 2009-03-16
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(212) 455-8300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Shares, par value $0.01 per share	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $180 million based upon a closing price of $10.00 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 16, 2009 was 21,570,869.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of Kohlberg Capital Corporation’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on June 15, 2009 (the “Proxy Statement”) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

TABLE OF CONTENTS

PART I

Item 1.	Business

KOHLBERG CAPITAL CORPORATION

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2008, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Our investment objective is to generate current income and capital appreciation from our investments. We also expect to receive distributions of recurring fee income and, if debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2008 was 11.68. On December 31, 2008, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $3.64.

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

Our principal executive offices are located at 295 Madison Avenue, 6th Floor, New York, New York 10017 and our telephone number is (212) 455-8300. Information about us may also be obtained from the Securities and Exchange Commission’s website (http://www.sec.gov ). We maintain a website on the Internet at http://www.kohlbergcapital.com .. Information contained in our website is not incorporated by reference into this Annual Report, and that information should not be considered as part of this Annual Report. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $11.68 and $14.38 as of December 31, 2008 and December 31, 2007, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholders’ equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2008		December 31, 2007
	Fair Value ¹	per Share ¹	Fair Value ¹	per Share ¹
Investments at fair value:
Time deposits	$12,185,997	$0.57	$15,674,489	$0.87
Money market account	10	—	20,766	—
Debt securities	384,486,111	17.94	410,954,082	22.81
CLO Fund securities	56,635,236	2.64	31,020,000	1.72
Equity securities	4,389,831	0.21	4,752,250	0.27
Asset manager affiliates	56,528,088	2.64	58,585,360	3.25
Cash	251,412	0.01	2,088,770	0.12
Other assets	8,395,626	0.39	10,046,242	0.56
Total Assets	$522,872,311	$24.40	$533,141,959	$29.60

Borrowings	$261,691,148	$12.21	$255,000,000	$14.15
Other liabilities	10,899,063	0.51	19,073,795	1.06

Total Liabilities	$272,590,211	$12.72	$274,073,795	$15.21

NET ASSET VALUE	$250,282,100	$11.68	$259,068,164	$14.39

[1]
Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America ("GAAP").  Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the balance sheet amount per line item by outstanding shares.  We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of net asset value and individual investors may weight certain balance sheet items differently in performing any analysis of the Company.

Please refer to the “Investment Portfolio” section for a further description of our investment portfolio and the fair value thereof.

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. Our borrowings are through a secured financing facility (the “Facility”).  As of December 31, 2008, we had approximately $262 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 196%, slightly below the minimum asset coverage level generally required for a BDC by the 1940 Act primarily as a result of unrealized fair value losses on our investments.  Until the minimum asset coverage level is met, we will be unable to incur additional debt or issue securities senior to our common stock. As a result, we will be severely limited in our ability to raise capital to make new investments until our asset coverage ratio exceeds 200%.  However, because we have no public debt or preferred stock outstanding, failure to maintain asset coverage of at least 200% will not limit our ability, under the 1940 Act, to pay dividends from our net investment income.  As of March 12, 2009, our Facility balance was approximately $245 million and our asset coverage ratio was approximately 209%, above the minimum asset coverage level generally required for a BDC by the 1940 Act.

During September 2008, we were notified by the lenders that the liquidity banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility.  As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility.  We viewed such proposed terms as unfavorable and have opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility.  In accordance with the terms of the Facility, all principal and excess interest collected from the assets by which the Facility is secured are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”).   During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  We believe we have sufficient cash and liquid assets to fund normal operations and dividend distributions.  At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under our Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported Generally Accepted Accounting Principles (“GAAP”) stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At year-end, our leverage ratio covenant was met using the December 31, 2008 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of September 30, 2008.  We remain in compliance with the leverage covenant ratio based on the March 12, 2009 Facility balance and the GAAP stockholders’ equity balance as of September 30, 2008.

Please refer to "Certain United States Federal Income Tax Considerations — Taxation as a Regulated Investment Company" for a summary of a special circumstance that would allow us to meet our annual RIC distribution requirement for 2009 (and perhaps subsequent years) by distributing shares of our stock in lieu of a significant portion of the cash (or other property other than our stock) that we would otherwise be required to distribute to satisfy such distribution requirement.

Investment Portfolio Summary Attributes as of and for the Year Ended December 31, 2008

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $4 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “Investment Portfolio” and “Investments and Operations” for a more detailed description) as of and for the year ended December 31, 2008:

Debt Securities

•	represent approximately 75% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (42% and 25% respectively);

•	spread across 26 different industries and 93 different entities;

•	average balance per entity of approximately $4 million;

•	all but two issuers current on their debt service obligations;

•	weighted average interest rate of 7.0%.

CLO Fund Securities (as of the last monthly trustee report prior to December 31, 2008 unless otherwise specified)

•	represent approximately 11% of total investment portfolio at December 31, 2008;

•	represent investments in subordinated securities or equity securities issued by CLO Funds;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	all CLO Funds have made all required cash payments to all classes of investors;

•	nine different CLO Fund securities; five of such CLO Funds are managed by Katonah Debt Advisors;

•	seasoned CLOs (for which at least four quarterly distributions have been made) currently providing an annualized 29% cash return on investment during the year ended December 31, 2008.

Katonah Debt Advisors

•	represents approximately 11% of total investment portfolio;

•	represents our 100% ownership of the equity interest of a CLO Fund manager focused on corporate credit investing;

•	Katonah Debt Advisors has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends declared by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the year ended December 31, 2008, Katonah Debt Advisors had an after-tax net loss of approximately $765,000;

•	for the year ended December 31, 2008, Katonah Debt Advisors made a distribution of over $1 million in the form of a dividend which is recognized as current earnings to the Company.

Time Deposits and Money Market Accounts

•	time deposits and money market accounts represent approximately 2% of our total investment portfolio;

•	time deposits, represented by overnight Eurodollar deposits, are partially restricted under terms of the secured credit facility;

•	the money market account contains restricted cash held for employee flexible spending accounts.

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

Dividends from Investments in CLO Fund Securities. We generate dividend income primarily from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and also from our selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed spread over LIBOR on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.  The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Dividends from Affiliate Asset Manager. We generate dividend income from our investment in Katonah Debt Advisors, an asset management company, which is a wholly-owned portfolio company that primarily manages CLO Funds that invest mainly in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As a manager of CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as an expected one-time structuring fee from the CLO Funds for its management and advisory services. In addition, Katonah Debt Advisors may also earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors generally are not subject to market value fluctuations in the underlying collateral. In future years, Katonah Debt Advisors may receive incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination and or investment in debt and investment securities.

Expenses

Expenses consist primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our credit facility and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and bonus expenses are estimated and accrued as bonuses are paid annually. Our compensation arrangements with our employees may contain a significant profit sharing and/or performance based bonus component. Therefore, as our net revenues increase, our compensation costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses. The balance of our expenses include professional fees, occupancy costs and general administrative and other costs.

Net Unrealized Depreciation on Investments

During the year ended December 31, 2008, the Company’s investments had net depreciation of approximately $40 million.

The net unrealized depreciation for the year ended December 31, 2008 is primarily due to i) an approximate $27 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; ii) an approximate $5 million decrease in the net value of CLO equity investments (as of December 31, 2008, there are no CLO Funds in default and all CLO Fund debt tranches are providing a current cash return, however, two CLO Funds have each had one tranche of debt downgraded); and, iii) a $28 million decrease in Katonah Debt Advisors’ assets under management from December 31, 2007 to December 31, 2008 and a related settlement with JP Morgan regarding terminated warehouse facilities.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the year ended December 31, 2008 was an approximate decrease of $10 million, or a decrease of $0.47 per share.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) comprises the net increase or decrease in stockholders’ equity before net unrealized appreciation or depreciation on investments.  For the year ended December 31, 2008 net investment income and realized gains (losses) were approximately $30 million, or $1.49 per share. Generally, we seek to fund our dividend from net investment income and net realized gains. For the year ended December 31, 2008, dividend distributions totaled approximately $30 million or $1.44 per share.

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

The amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).  Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends declared by us since our initial public offering, which represent an amount equal to our estimated net investment income for the specified quarter, including income distribution from Katonah Debt Advisors received by the Company, plus a portion of any prior year undistributed amounts of net investment income distributed in subsequent years:

	Dividend	Declaration Date	Record Date	Pay Date
2008:
Fourth quarter	$0.27	12/19/2008	12/31/2008	1/29/2009
Third quarter	0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2008	4/28/2008

Total declared for 2008	$1.44

2007:
Fourth quarter	$0.39	12/14/2007	12/24/2007	1/24/2008
Third quarter	0.37	9/24/2007	10/10/2007	10/26/2007
Second quarter	0.35	6/8/2007	7/9/2007	7/23/2007
First quarter	0.29	3/13/2007	4/6/2007	4/17/2007

Total declared for 2007	$1.40

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the year ended December 31, 2008, Katonah Debt Advisors had approximately $765,000 of GAAP net losses and distributed approximately $1 million in dividends to us, and for the year ended December 31, 2007, Katonah Debt Advisors earned approximately $3 million of GAAP net income and distributed $500,000 in dividends to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations.

Please refer to “Distributions” and “Certain United States Federal Income Tax Considerations” for further information regarding our dividend distributions.

INVESTMENT PORTFOLIO

Investment Objective

Our investment objective is to generate current income and capital appreciation from our middle market investments and from our investment in Katonah Debt Advisors. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio. We invest exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

Our middle market investment business targets companies that have strong historical cash flows, experienced management teams and identifiable and defendable market positions in industries with positive dynamics.  We seek to manage risk through a rigorous credit and investment underwriting process and an active portfolio monitoring program.

We expect to continue to benefit from our ownership of Katonah Debt Advisors in four ways. First, by working with the investment professionals at Katonah Debt Advisors, we have multiple sources of investment opportunities.  Second, the experienced team of credit analysts at Katonah Debt Advisors, the members of which also serve as officers of the Company, have specializations covering more than 20 industry groups and they assist us in reviewing potential investments and monitoring our portfolio. Third, we may continue to make investments in CLO Funds or other funds managed by Katonah Debt Advisors, which we believe will provide us with a current cash investment return.  Fourth, we expect to continue to receive distributions of recurring fee income and the potential to generate capital appreciation from our investment in Katonah Debt Advisors as the platform grows.

The following table shows the Company’s portfolio by security type at December 31, 2008 and December 31, 2007:

	December 31, 2008			December 31, 2007
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$12,185,997	$12,185,997	2%	$15,674,489	$15,674,489	3%
Money Market Account	10	10	—	20,766	20,766	—
Senior Secured Loan	235,123,695	218,342,528	42	265,390,844	260,138,674	50
Junior Secured Loan	143,370,524	126,498,918	25	120,620,715	113,259,293	22
Mezzanine Investment	37,097,183	32,557,165	6	32,418,975	33,066,115	6
Senior Subordinated Bond	3,008,197	2,287,500	1	3,009,230	2,490,000	1
Senior Unsecured Bond	5,259,487	4,800,000	1	2,000,000	2,000,000	-
CLO Fund Securities	66,376,595	56,635,236	11	36,061,264	31,020,000	6
Equity Securities	5,256,660	4,389,831	1	5,043,950	4,752,250	1
Affiliate Asset Managers	38,948,271	56,528,088	11	33,469,995	58,585,360	11
Total	$546,626,619	$514,225,273	100%	$513,710,228	$521,006,947	100%

¹     Represents percentage of total portfolio at fair value.

Investment Securities

We invest in senior secured loans and mezzanine debt and, to a lesser extent, equity capital of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. However, we may invest in other companies if we are presented with attractive opportunities.

Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to Kohlberg Capital’s Board of Directors which consisted of certain limited procedures that the Company’s Board of Directors identified and requested them to perform. Upon completion of these limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear unreasonable.  Kohlberg Capital’s Board of Directors considers various commonly accepted methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

Our portfolio investments at fair value decreased from $521 million at December 31, 2007 to $514 million as of December 31, 2008. The net decrease in portfolio size relates primarily to unrealized mark-to-market fair value declines in our investment portfolio, offset by approximately $27 million of net investments (at cost) made with the proceeds of an equity issuance in May 2008. Such declines relate primarily to illiquidity in the broader debt markets and not to specific credit issues related to securities held in our portfolio. Although there can be no assurance that we will be able to do so, our intention is to hold such assets to maturity and thus mitigate such unrealized losses. First lien loan balances at fair value decreased to $218 million at December 31, 2008 from $260 million at December 31, 2007. Second lien, mezzanine loan and bond positions increased to $166 million at December 31, 2008 from $151 million at December 31, 2007. We had equity securities, other than CLO equity securities, totaling $4 million and investments in CLO Fund securities of $57 million at fair value as of December 31, 2008.

As of December 31, 2008, our investments in loans and debt securities had an annual weighted average interest rate of approximately 7.0%.

The characteristics of our investment securities at fair value, excluding CLO equity securities, are presented in the following table as of each quarter end from December 31, 2006 through December 31, 2008:

	4Q08		3Q08		2Q08		1Q08
Security Type ($ in millions)	$	%	$	%	$	%	$	%
First Lien	$218.3	56%	$228.8	57%	$216.2	56%	$216.1	59%
Second Lien/Mezzanine/Bond	166.1	43	166.9	42	164.5	43	147.1	40
Equity	4.4	1	4.5	1	3.6	1	3.6	1
Total	$388.9	100%	$400.2	100%	$384.3	100%	$366.8	100%

	4Q07		3Q07		2Q07		1Q07		4Q06
Security Type ($ in millions)	$	%	$	%	$	%	$	%	$	%
First Lien	$260.1	63%	$190.2	55%	$164.3	59%	$150.4	69%	$163.3	86%
Second Lien/Mezzanine/Bond	150.8	36	148.6	43	110.8	40	64.3	30	27.5	14
Equity	4.8	1	5.0	2	3.0	1	3.0	1	—
Total	$415.7	100%	$343.8	100%	$278.1	100%	$217.7	100%	$190.8	100%

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2008 and December 31, 2007, were as follows:

	December 31, 2008			December 31, 2007
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$35,545,254	$34,846,047	7%	$32,583,716	$32,481,819	6%
Asset Management Companies[2]	38,948,271	56,528,088	11	33,469,995	58,585,360	10
Automobile	8,811,625	7,750,003	2	5,286,731	5,147,010	1
Broadcasting and Entertainment	2,982,607	2,850,000	1	2,978,999	2,782,500	1
Buildings and Real Estate[3]	38,404,495	19,231,787	4	37,726,396	34,944,226	7
Cargo Transport	20,099,157	20,071,001	4	14,967,369	14,958,789	3
Chemicals, Plastics and Rubber	6,613,081	5,840,000	1	3,956,582	3,220,000	1
CLO Fund Securities	66,376,595	56,635,236	11	36,061,264	31,020,000	6
Containers, Packaging and Glass	7,347,292	7,316,295	1	8,895,059	8,895,059	2
Diversified/Conglomerate Manufacturing	6,282,124	6,095,170	1	8,931,343	8,718,855	2
Diversified/Conglomerate Service	15,868,152	15,139,713	3	17,962,721	17,303,969	3
Ecological	2,721,193	2,727,813	1	3,937,850	3,937,850	1
Electronics	15,172,568	13,686,879	3	15,830,382	15,158,502	3
Farming and Agriculture	4,298,336	1,538,550	-	4,800,651	4,058,835	1
Finance	14,979,849	13,830,557	3	11,590,697	11,209,824	2
Healthcare, Education and Childcare	49,379,475	49,581,920	10	46,715,870	46,637,705	9
Home and Office Furnishings, Housewares, and Durable Consumer Goods	21,331,162	20,273,496	4	24,091,185	23,265,816	3
Hotels, Motels, Inns and Gaming	6,322,276	6,073,739	1	9,364,165	9,091,041	2
Insurance	10,983,041	10,693,769	2	24,346,884	23,941,763	5
Leisure, Amusement, Motion Pictures, Entertainment	16,929,910	16,903,100	3	18,402,600	18,402,600	4
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	35,514,554	36,263,857	7	39,573,338	39,483,418	8
Mining, Steel, Iron and Non-Precious Metals	21,751,631	19,589,104	4	16,338,446	16,069,759	3
Oil and Gas	5,998,263	5,940,000	1	5,997,874	5,960,000	1
Personal and Non Durable Consumer Products (Mfg. Only)	15,208,764	12,264,708	2	17,315,776	14,750,095	3
Personal, Food and Miscellaneous Services	14,722,088	11,445,381	2	13,918,651	13,765,201	3
Printing and Publishing	29,914,605	28,130,061	5	21,622,999	21,236,473	4
Retail Stores	3,755,829	3,755,829	1	4,962,500	4,813,625	1
Time Deposits and Money Market Account	12,186,007	12,186,007	2	15,695,255	15,695,255	2
Utilities	18,178,415	17,037,163	3	16,384,930	15,471,598	3
Total	$546,626,619	$514,225,273	100%	$513,710,228	$521,006,947	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents Katonah Debt Advisors and other asset manager affiliates.
[3]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2008 and December 31, 2007, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

Our debt securities investment portfolio at December 31, 2008 was spread across 26 different industries and 93 different entities with an average balance per entity of approximately $4 million. As of December 31, 2008, two issuers representing 0.2% of total investments at fair value was considered in default. Our portfolio, including the CLO Funds in which we invest, and the CLO Funds managed by Katonah Debt Advisors, consist exclusively of credit instruments issued by companies and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, of which investments are not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At December 31, 2008, approximately 14% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 11% of our portfolio). As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

As of December 31, 2008, our ten largest portfolio companies represented approximately 31% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors, which is our wholly-owned portfolio company, represented 11% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 16% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred shares of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. As of December 31, 2008, we had approximately $57 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. In addition, in connection with the closing of Katonah 2007-I, Katonah Debt Advisors’ most recent CLO Fund, on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of that CLO Fund. The CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Subject to the availability of any such investment opportunities and prevailing market conditions we may continue to make such investments. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

During the year ended December 31, 2008, our CLO Fund securities for which we had a full year’s payments returned an average 29% cash-on-cash return. Our CLO Fund securities as of December 31, 2008 and December 31, 2007 are as follows:

			December 31, 2008		December 31, 2007
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,620,951	$4,665,000	$4,415,580	$4,250,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	1,661,000	4,500,000	2,810,000
Katonah IV, Ltd.	Preferred Shares	17.1	3,150,000	1,601,000	3,150,000	2,420,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	1,172,000	3,320,000	420,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,500,000	2,629,000	4,500,000	3,950,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,400,000	2,252,000	3,400,000	3,290,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,000,000	1,921,000	2,000,000	2,000,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,324,758	11,875,000	10,775,684	11,880,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100	29,560,886	28,859,236	—	—
Total			$66,376,595	$56,635,236	$36,061,264	$31,020,000

1     Represents percentage of class held.
2     An affiliate CLO Fund managed by Katonah Debt Advisors.

Our investments in CLO Fund securities are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as either or both (i) comparable yields in the market change or (ii) based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the investment. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

The table below summarizes certain attributes of each CLO Fund as per their most recent trustee report as of December 31, 2008:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	233	172	32	$1,227,114	$1,662,311
Katonah III, Ltd.	288	199	31	1,284,316	1,858,708
Katonah IV, Ltd.	297	206	28	1,064,247	1,534,375
Katonah V, Ltd.	337	233	30	697,774	1,009,227
Katonah VII CLO Ltd.	263	210	33	1,350,514	1,691,358
Katonah VIII CLO Ltd	262	205	33	1,508,199	1,927,551
Katonah IX CLO Ltd	260	204	33	1,603,269	2,043,383
Katonah X CLO Ltd	257	200	33	1,855,771	2,384,665
Katonah 2007-1 CLO Ltd	202	164	31	1,563,595	1,925,891

¹ All data from most recent trustee reports as of December 31, 2008

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that primarily manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2008, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and was valued at approximately $55 million.

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

In October 2007, Katonah Debt Advisors entered into a  letter agreement (the “Letter Agreement”) with Bear Stearns & Co. Inc. relating to the formation of up to three CLO funds to be formed in 2008 (“2008 CLO Funds”) for which Katonah Debt Advisors would serve as the collateral manager.  Pursuant to the Letter Agreement, Katonah Debt Advisors agreed to reimburse JPMorgan Securities Inc. ("JPMorgan") (f/k/a Bear Stearns & Co. Inc.), including if the 2008 CLO Funds failed to close, for a portion of the losses (if any) on the resale of the warehoused assets in an amount up to $22.5 million (which amount was reduced to $18 million in connection with the closing of the first of the 2008 CLO Funds) (the “First Loss Commitment”) plus any accumulated net interest income accrued on the warehoused assets to which Katonah Debt Advisors would otherwise have been entitled.  Also in October 2007, warehouse facilities with Bear Stearns Investment Products Inc. were established providing for a warehouse credit line for each of the 2008 CLO Funds to fund the initial accumulation of assets for the 2008 CLO Funds.

On January 23, 2008, Katonah Debt Advisors and Bear Stearns closed the first of the 2008 CLO Funds, Katonah 2007-I CLO Ltd.  None of the other CLO funds contemplated by the Letter Agreement were completed.  As a result, pursuant to the Letter Agreement, both Katonah Debt Advisors and JPMorgan asserted claims against the other and defenses thereto. Without admitting any liability or wrongdoing, Katonah Debt Advisors and JPMorgan agreed to compromise and settle all of the disputes, issues and claims between them relating to the Letter Agreement in exchange for an agreement to terminate all obligations and liabilities of Katonah Debt Advisors and of JPMorgan under the existing Letter Agreement and ancillary warehouse facilities documentation relating to the 2008 CLO Funds (including Katonah Debt Advisors’ First Loss Commitment and its obligation to serve as the collateral manager to the warehouse facilities), payment by Katonah Debt Advisors of an aggregate of $6 million in installments over a period of one year and the forfeiture by Katonah Debt Advisors of the net interest income earned through the date of the settlement on the warehoused assets.  In December 2008, Katonah Debt Advisors entered into a settlement and termination agreement with JP Morgan reflecting the settlement terms described above.  As a result of this settlement, Katonah Debt Advisors recognized a $6 million settlement cost and write-off of previously accrued net interest income on warehoused assets of approximately $4 million for the year ended December 31, 2008.  For the year ended December 31, 2008, Katonah Debt Advisors had an after-tax loss of approximately $765,000.

Kohlberg Capital recognized the impact of this settlement and forfeiture of warehouse income as a non-cash reduction to the unrealized appreciation of the value of its investment in Katonah Debt Advisors. Consequently, this settlement is not expected to have a material impact on Kohlberg Capital's net investment income or quarterly dividend.

Time Deposits and Money Market Accounts

Cash time deposits primarily represent overnight Eurodollar investments of cash held in non-demand deposit accounts.  Such time deposits are partially restricted under terms of the secured revolving credit facility. The money market account is restricted cash held for employee flexible spending accounts.

INVESTMENTS AND OPERATIONS

Overview

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with EBITDA of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages CLO Funds that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., a leading private equity firm focused on middle market investing. As of December 31, 2008, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Our investment objective is to generate current income and capital appreciation from our investments. In the current economic environment, capital appreciation is difficult to achieve due to real or perceived credit concerns, illiquidity in the market and the resulting impact on fair values.  However, we believe our longer-term investment horizon and quality of assets will allow us to generate current income and capital appreciation on discounted assets as they amortize and repay at par.  We also expect to receive distributions of recurring fee income and, if debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by companies and do not include any asset backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

As of December 31, 2008, we had total secured term loan, mezzanine debt, bond and equity investments of approximately $389 million, total investments in CLO Fund securities managed by our wholly-owned portfolio company Katonah Debt Advisors and three other asset managers of approximately $57 million, and total investment in 100% of Katonah Debt Advisors’ asset management company of approximately $55 million.

As of December 31, 2008, we had a portfolio of investment securities that included first and second lien secured loans. Our investments generally averaged between $1 million to $10 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. We expect that the size of our investments and maturity dates will vary as follows:

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

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies, and from our investment in Katonah Debt Advisors. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We will primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio. We invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by commercial or residential mortgages or other consumer borrowings.

Credit and Investment Process

We employ the same due diligence intensive investment strategy that our senior management team, Katonah Debt Advisors and Kohlberg & Co. have used over the past 22 years. Due to our ability to source transactions through multiple channels, we expect to maintain a substantial pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

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

Elements of the qualitative analysis we use in evaluating investment opportunities include the following:

•	Industry fundamentals;

•	Competitive position and market share;

•	Past ability to work through historical down-cycles;

•	Quality of financial and technology infrastructure;

•	Sourcing risks and opportunities;

•	Labor and union strategy;

•	Technology risk;

•	Diversity of customer base and product lines;

•	Quality and experience of management;

•	Quality of financial sponsor (if applicable); and

•	Acquisition and integration history.

Elements of the quantitative analysis we use in evaluating investment opportunities include the following:

•	Income statement analysis of growth and margin trends;

•	Balance sheet analysis of working capital efficiency;

•	Cash flow analysis of capital expenditures and free cash flow;

•	Financial ratio and market share standing among comparable companies;

•	Financial projections: underwriting versus stress case;

•	Event specific Maximum Reasonable Adversity credit modeling;

•	Future capital expenditure needs and asset sale plans;

•	Downside protection to limit losses in an event of default;

•	Risk adjusted returns and relative value analysis; and

•	Enterprise and asset valuations.

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

Investment Securities

We invest in senior secured loans and mezzanine debt and, to a lesser extent equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. As of December 31, 2008, together with our wholly-owned portfolio company Katonah Debt Advisors, we had a staff of 18 investment professionals who specialize in specific industries and generally seek to invest in companies about which we have direct expertise. However, we may invest in other industries if we are presented with attractive opportunities.  For more information regarding our investment securities, see “INVESTMENT PORTFOLIO—Investment Securities.”

CLO Fund Securities

As of December 31, 2008, we had $57 million, invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments.

The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to us and the other holders of the CLO Fund’s subordinated securities or preferred shares based on the proportionate share of such class. During the year ended December 31, 2008, our CLO Fund securities for which we had a full year’s quarterly payments returned an average 29% cash-on-cash return.

The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. As of December 31, 2008, we had $48 million invested at fair value in five Katonah Debt Advisors managed CLO Funds. We typically make a minority investment in the subordinated securities or preferred shares of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. For more information regarding our investment securities, see “INVESTMENT PORTFOLIO—Investment in CLO Fund Securities.”

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2008, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and was valued at approximately $55 million.

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

We expect to continue to make investments in CLO Funds managed by Katonah Debt Advisors, which we believe will provide us with a current cash investment return. We believe that these investments will provide Katonah Debt Advisors with greater opportunities to access new sources of capital which will ultimately increase Katonah Debt Advisors’ assets under management and resulting management fee income. We also expect to receive distributions of recurring fee income and, if debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors.

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to Kohlberg Capital Corporation. Cash distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is based primarily on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss.

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

Goodwill amortizable for tax was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to our initial public offering in exchange for shares of our stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, for tax purposes such exchange was considered a taxable asset purchase under the Internal Revenue Code of 1986, as amended (“Code”). At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, resulting in an annual difference between GAAP income and taxable income of approximately $2 million per year over such period.

Revenues

We generate revenue in the form of interest income on debt securities and capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. In addition, we generate revenue in the form of commitment and facility fees and, to a lesser extent, due diligence fees. Any such fees will be generated in connection with our investments and recognized as earned or, in some cases, recognized over the life of the loan. We expect our investments generally to have a term of between five and eight years and bear interest at various rates ranging from 2% to 10% over the prevailing market rates for Treasury securities. Where applicable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. Interest on debt securities will generally be payable monthly or quarterly, with amortization of principal typically occurring over the term of the security. In those limited instances where we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date.

We also generate dividend income from our investment in CLO equities. These subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to each other class of securities issued by these CLO Funds. Dividends on CLO equities are generally paid quarterly.

Expenses

Because we are an internally managed BDC, we pay the costs associated with employing investment management professionals and other employees as well as running our operations. Our primary non-interest expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing our investments and our related overhead charges and expenses, including rental expense and interest expense incurred in connection with borrowings. Because we are internally managed, we do not pay any management fees to any third party.

Our Strategic Relationship with Kohlberg & Co.

We believe that we derive substantial benefits from our strategic relationship with Kohlberg & Co. The Co-managing partners of Kohlberg & Co., are members of our Board of Directors, and are also members of our Investment Committee. Through such participation, we have access to the expertise of these individuals in middle market and leveraged investing, which we believe enhances our capital raising, due diligence, investment selection and credit analysis activities. Affiliates of Kohlberg & Co., including those who serve and have served on our Board of Directors and on our Investment Committee, own, in the aggregate, approximately 15% of our outstanding common stock. Kohlberg & Co. is a leading U.S. private equity firm which manages investment funds that acquire middle market companies. Since its founding in 1987, Kohlberg & Co. has organized six private equity funds, through which it has raised approximately $3.5 billion of committed capital and completed more than 80 platform and add-on acquisitions with an aggregate value of approximately $8 billion.

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

LEVERAGE

In addition to funds available from the issuance of our common stock, we use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2008, we had $262 million of outstanding borrowings and our asset coverage ratio was 196%, slightly below the minimum asset coverage level generally required for a BDC by the 1940 Act, primarily as a result of unrealized fair value losses on our investments.  Until the minimum asset coverage level is met, we will be unable to incur additional debt or issue securities senior to our common stock. As a result, we will be severely limited in our ability to raise capital to make new investments until our asset coverage ratio exceeds 200%.  However, because we have no public debt or preferred stock outstanding, failure to maintain asset coverage of at least 200% will not limit our ability, under the 1940 Act, to pay dividends from our net investment income. As of March 12, 2009, our Facility balance was approximately $245 million and our asset coverage ratio was approximately 209%, above the minimum asset coverage level generally required for a BDC by the 1940 Act.

On February 14, 2007, we entered into a secured revolving credit facility (the “Facility”) under which we had a right to obtain up to $200 million in financing. On October 1, 2007, we amended the Facility to increase our borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. In addition, the amendment revised the method for determining the required equity contribution from Kohlberg Capital to Kohlberg Capital Funding LLC I (“KCAP Funding”). Subject to certain thresholds, the required equity contribution will be increased from $45 million to $60 million, depending on the amount of outstanding borrowings.  Advances under the Facility are used primarily to make additional investments.

The Facility is secured by loans acquired by us with the advances under the Facility. We borrow under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding, our wholly-owned, special-purpose bankruptcy remote subsidiary through which we borrow under the Facility. Under the Facility, funds are loaned by BMO Capital Markets Corp. (through its affiliate Fairway Finance Company, LLC) and Deutsche Bank AG, New York Branch (through its affiliate Riverside Funding LLC), the pro-rata lenders, based on prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, in each case plus an applicable spread.

Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings. We are also subject to regulatory restrictions on leverage which may affect the amount of funding that we can obtain under the Facility. The Facility also includes certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. The interest charged on borrowed funds is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. The interest charged on borrowed funds is payable monthly. We paid a one-time, 0.50% structuring fee at the time we entered into the Facility, as well as a one-time, 1% structuring fee on the $75 million increase in borrowing availability under the Facility at the time we entered into the Facility amendment. Additionally, we are also required to pay an annual commitment fee, payable monthly, equal to 0.225% for any unused portion of the Facility.

During September 2008, we were notified by the lenders that the liquidity banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility.  As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility.  We viewed such proposed terms as unfavorable and have opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility.  In accordance with the terms of the Facility, all net interest and any principal collected from the assets by which the Facility is secured are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”).   During the amortization period, the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  We believe we have sufficient cash and liquid assets to fund normal operations and dividend distributions.  At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under our Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At year-end, our leverage ratio covenant was met using the December 31, 2008 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of September 30, 2008.  We remain in compliance with the leverage covenant ratio based on the March 12, 2009 Facility balance and the GAAP stockholders’ equity balance as of September 30, 2008.

The current economic environment and the availability of credit, which is severely limited, affected our ability to extend the Facility and we may not be able to enter into another facility as a result of such conditions should they continue.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.  As of December 31, 2008, our investments in loans and debt securities had an annual weighted average interest rate of approximately 7.0%.

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

•
Katonah Debt Advisors’ credit platform.    Katonah Debt Advisors serves as a source of our direct investment opportunities and cash flow, and certain credit analysts employed by Katonah Debt Advisors who also serve as officers of the Company serve as a resource for credit analysis.

•
Investments in a wide variety of portfolio companies in a number of different industries with no direct exposure to mortgage-backed securities.    Our investment portfolio (excluding our investments in Katonah Debt Advisors and CLO Fund securities) is spread across 26 different industries and 93 different entities with an average balance per entity of approximately $4 million. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by companies and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

•
Strategic relationship with Kohlberg & Co.    We believe that Kohlberg & Co. is one of the oldest and most well-known private equity firms focused on the middle market, and we expect to continue to derive substantial benefits from our strategic relationship with Kohlberg & Co.

•
Significant equity ownership and alignment of incentives.    Our senior management team, the senior management team of Katonah Debt Advisors and affiliates of Kohlberg & Co. together have a significant equity interest in the Company, ensuring that their incentives are strongly aligned with those of our stockholders.

EMPLOYEES

As of February 28, 2009, the Company had 28 employees.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of December 31, 2008, we did not have any preferred stock outstanding.

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

There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, we record unrealized appreciation if we believe that our investment has appreciated in value, for example, because the underlying portfolio company has appreciated in value.

As a BDC, we invest primarily in illiquid securities, including loans to and warrants of private companies and interests in other illiquid securities, such as interests in the underlying CLO Funds. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

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

Our investments in CLO Fund securities are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the investment. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis. If we were to sell a group of CLO Fund securities in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual investments in CLO Fund securities.

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

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities generally include all borrowings, guarantees of borrowings and any preferred stock we may issue in the future. Our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. Our asset coverage ratio was below 200% as of December 31, 2008. However, as of March 12, 2009, our Facility balance was approximately $245 million and our asset coverage ratio was approximately 209%, above the minimum asset coverage level generally required for a BDC by the 1940 Act. See “LEVERAGE.”

We intend to distribute substantially all of our net taxable income to our stockholders. We generally will be required to pay U.S. federal income taxes only on the portion of our net taxable income and gains that we do not distribute to stockholders.

We have elected to be treated as a RIC for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2006. As a RIC, we intend to distribute to our stockholders substantially all of our net investment company income. In addition, we may retain certain net long-term capital gains and elect to treat such net capital gains as distributed to our stockholders. If this happens, you will be treated as if you received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit against your U.S. federal income tax liability (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we pay on the deemed distribution. See “Certain United States Federal Income Tax Considerations.”

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

In May 2008, the SEC adopted a rule under the 1940 Act that further expands the definition of an “eligible portfolio company” to include certain domestic operating companies that list their securities on a national securities exchange.

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

Senior Securities and Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors—Risks Related to Our Business—The debt we incur could increase the risk of investing in our Company.” Our asset coverage ratio was below 200% as of December 31, 2008. However, as of March 12, 2009, our Facility balance was approximately $245 million and asset coverage ratio was approximately 209%, above the minimum asset coverage level generally required for a BDC by the 1940 Act. See “LEVERAGE.”

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

Taxation as a Regulated Investment Company

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain ( i.e. , net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. We will be subject to U.S. federal income tax at the regular corporate rates on any net ordinary income or capital gain not distributed (or deemed distributed) to our stockholders. As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain net taxable undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any net income realized, but not distributed, in the preceding year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). We currently intend to make sufficient distributions each taxable year and/or pay sufficient corporate income tax to avoid any excise tax liability, although we reserve the right to pay an excise tax rather than make an additional distribution when circumstances warrant (e.g., the payment of an excise tax amount that we deem to be de minimis).

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment in kind (“PIK”) interest or, in certain cases, with increasing interest rates or that are issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders to satisfy the Annual Distribution Requirement, even though we will not have received an amount of cash that corresponds with the income accrued.

However, pursuant to guidance issued in 2009 by the U.S. Internal Revenue Service, under certain circumstances it is possible for us to meet the Annual Distribution Requirement for 2009 even though we limit how much cash (and other property which is not our stock) that we distribute in the aggregate to our stockholders (which limit can be as low as 10%) when compared to how much cash (and other property which is not our stock) that we would need to distribute for us to meet the Annual Distribution Requirement without relying on such guidance (a "qualifying limited-cash distribution").  In the case of a qualifying limited-cash distribution, to the extent we do not distribute cash (and other property which is not our stock), we must distribute shares of our stock (based on a market-price valuation method determined pursuant to such guidance) to our stockholders as part of such distribution.   While we have not made any qualifying limited-cash distributions to date, we reserve the right to make such distributions in the future, subject to compliance with applicable tax requirements.

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

We may also invest in “controlled foreign corporations” (“CFCs”). A non-U.S. corporation will be a CFC if “U.S. Shareholders” ( i.e. , each U.S. investor that owns (directly or by attribution) 10% or more of the interests in the non-U.S. corporation (by vote)) own (directly or by attribution) more than 50% (by vote or value) of the outstanding interests of the non-U.S. corporation. If we are a U.S. Shareholder with respect to a non-U.S. corporation, we will be required each year to include in income our pro rata share of the corporation’s “Subpart F income” (as defined in the Code). Therefore, investments in CFCs may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We are authorized to borrow funds and to sell assets to satisfy the Annual Distribution Requirement and to avoid any excise tax liability. However, depending on the types of debt and equity securities we have outstanding, we may be prohibited under the 1940 Act from making distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement and to avoid any excise tax liability may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirements and to avoid any excise tax liability, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

A RIC is not permitted to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net short-term capital gains in excess of net long-term capital losses). If our expenses in a given year exceed investment company taxable income ( e.g. , as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain (that is, the excess of net long-term capital gains over the net short-term capital losses). Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income over a period of several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the net income we actually earned during those years in the aggregate. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions. Assuming we qualify for tax treatment as a RIC, our corporate-level U.S. federal income tax should be substantially reduced or eliminated, and, as explained below in “—Taxation of U.S. Stockholders,” a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders. Except as otherwise provided, the remainder of this discussion assumes that we qualify for tax treatment as a RIC and have satisfied the Annual Distribution Requirement.

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

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared. A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss. For taxable years beginning before January 1, 2011, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of 15% on their net capital gain ( i.e. , the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year ( i.e. , capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year ($1,500 for married individuals filing separately); any net capital losses of a non-corporate stockholder in excess of $3,000 ($1,500 for married individuals filing separately) generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

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

If your dividends are reinvested, you will be required to pay tax on the distributions in the same manner as if the distributions were received in cash. The taxation of dividends will not be affected by the form in which you receive them. See “Certain United States Federal Income Tax Considerations.”

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

Investing in our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history.

We were organized in August 2006 to continue the middle market investment business and asset management business of Katonah Debt Advisors, which was organized in 2005 by Kohlberg & Co. Katonah Debt Advisors commenced its asset management operations with the hiring of E.A. Kratzman, its President (who also serves as our Vice President and a member of our Investment Committee), in June 2005 and began its middle market lending operations in February 2006 with the hiring of Dayl W. Pearson, who serves as our President and CEO and as one of our directors, and R. Jon Corless, who serves as our CIO. In December 2006, we completed an initial public offering of our common stock and our common stock was listed on The Nasdaq Global Select Market. We have a limited operating history. As a result, we have limited operating results which demonstrate our ability to manage our business. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially.

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

We intend to continue to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at historical or any specific levels or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, depending on the types of debt and equity securities we have outstanding, we may be limited in our ability to make distributions. See “Distributions” and “LEVERAGE.”  Also, restrictions and provisions in our Facility may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC and we would be subject to corporate level U.S. federal income tax.  Furthermore, in accordance with current IRS guidance, we may make distributions under special circumstances that would allow us to meet our annual RIC distribution requirement for 2009 (and perhaps subsequent years) by distributing shares of our stock in lieu of a significant portion of the cash (or other property other than our stock) that we would otherwise be required to distribute to satisfy such distribution requirement.  See “Certain United States Federal Income Tax Considerations.” We cannot ensure that we will make distributions at historical or any other specified levels or at all.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash equal to such income.

In accordance with accounting principles generally accepted in the United States (“GAAP”) and the Code, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments generally are valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants is allocated to the warrants that we receive. This generally results in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify as a RIC eligible for pass-through tax treatment. Because such original issue discount income might exceed the amount of cash received in a given year with respect to such investment, we might need to obtain cash from other sources to satisfy such distribution requirements. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for tax treatment as a RIC or, even if such distribution requirement is satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity securities or reduce new investment originations to meet these distribution requirements and avoid tax. See “Certain United States Federal Income Tax Considerations.”

We may incur losses as a result of “first loss” agreements into which we or Katonah Debt Advisors may enter in connection with warehousing credit arrangements which we put in place prior to raising a CLO Fund and pursuant to which we agree to reimburse credit providers for a portion of losses (if any) on warehouse investments.

We and Katonah Debt Advisors may, in the future, enter into “first loss” agreements in connection with warehouse credit lines to be established by Katonah Debt Advisors to fund the initial accumulation of loan investments for future CLO Funds that Katonah Debt Advisors will manage. Such agreements (referred to as “first loss agreements” or “first loss obligations”) frequently relate to (i) losses as a result of individual loan investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line. As a result, we may incur losses if loans and debt obligations that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close. For example, as a result of an engagement letter with Bear Stearns & Co. Inc., we have agreed to make certain payments to JP Morgan, Inc. in connection with a settlement of claims.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COMMITMENTS.”

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

Changes in interest rates may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. A reduction in the interest spreads on new investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including mezzanine securities and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. An increase in interest rates due to an increase in credit spreads, regardless of general interest rate fluctuations, could also negatively impact the value of any investments we hold in our portfolio. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

The debt we incur could increase the risk of investing in our Company.

As of December 31, 2008, we had $262 million of outstanding indebtedness, which accrues interest based on prevailing commercial paper rates plus 0.85% (or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread) and matures on September 29, 2010. Lenders have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we may grant a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not used leverage. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. The current economic environment and the availability of credit, which is severely limited, affected our ability to extend the Facility and we may not be able to enter into another facility as a result of such conditions should they continue.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and other debt securities and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2008, we had $262 million of outstanding borrowings and our asset coverage ratio was 196%, primarily as a result of unrealized fair value losses on our investments.  Until the minimum asset coverage level is met, we will be unable to incur additional debt or issue securities senior to our common stock. As a result, we will be severely limited in our ability to raise capital to make new investments until our asset coverage ratio exceeds 200%.  However, because we have no public debt or preferred stock outstanding, failure to maintain asset coverage of at least 200% will not limit our ability, under the 1940 Act, to pay dividends from our net investment income.

As of March 12, 2009, our Facility balance was approximately $245 million and our asset coverage ratio was approximately 209%, above the minimum asset coverage level generally required for a BDC by the 1940 Act.  Under our Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At year-end, our leverage ratio covenant was met using the December 31, 2008 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of September 30, 2008.  We remain in compliance with the leverage covenant ratio based on the March 12, 2009 Facility balance and the GAAP stockholders’ equity balance as of September 30, 2008.

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

•	that we, and indirectly our stockholders, will bear the cost of leverage, including issuance and servicing costs ( i.e. , interest).

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

The agreements governing our Facility contain various covenants that limit our discretion in operating our business and also include certain financial covenants.

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

During September 2008, we were notified by the lenders that the liquidity banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility.  As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility.  We viewed such proposed terms as unfavorable and have opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility.  In accordance with the terms of the Facility, all principal and interest collected from the assets securing the Facility are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”).   During the amortization period, the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.

We believe we have sufficient cash and liquid assets to fund normal operations and dividend distributions.  However, because we are required to use interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, we may need to sell other assets not pledged to secure the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status.  In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under our Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At year-end, our leverage ratio covenant was met using the December 31, 2008 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of September 30, 2008.  We remain in compliance with the leverage covenant ratio based on the March 12, 2009 Facility balance and the GAAP stockholders’ equity balance as of September 30, 2008.

Because we intend to distribute substantially all of our income and net realized capital gains to our stockholders, we will need additional capital to finance our growth.

In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline. On March 13, 2007, June 8, 2007, September 24, 2007, December 14, 2007, March 14, 2008, June 13, 2008, September 19, 2008 and December 19, 2008 we declared dividends in the amount of $0.29 per share, $0.35 per share, $0.37 per share, $0.39 per share, $0.41 per share, $0.41 per share, $0.35 per share and $0.27 per share, respectively. These dividends represented our estimated distributable income for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008, respectively, plus a portion of our undistributed 2006 distributable income.

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

Equity Investments.    We have made and expect to make selected equity investments. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our investments consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. These valuations are initially prepared by our management and reviewed by our Valuation Committee which utilizes its best judgment in arriving at the fair value of these securities. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Where appropriate, our Board of Directors utilizes the services of an independent valuation firm to aid it in determining fair value, particularly in the case of our investments in CLO Funds and in Katonah Debt Advisors, which are valued quarterly, and investments in mezzanine and equity securities, which are valued regularly. The independent valuation firm provides third-party valuation consulting services, which consist of certain limited procedures that we identify and request the independent valuation firm to perform. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. The value of our investment in Katonah Debt Advisors is determined based on a percentage of the assets under management and a multiple of its operating income, both of which are based, in part, on an analysis of the valuation of comparable asset management companies. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed or from the valuations that would be placed on our assets by other market participants. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities, particularly if we are forced to sell securities in a distressed market to fund operations.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2008, our largest investment, our 100% equity interest in Katonah Debt Advisors, equaled approximately 11% of the fair value of our investments. Beyond the asset diversification requirements associated with our qualification as a RIC (as described further in “Certain United States Federal Income Tax Considerations”), we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. In accordance with our current policy, we will not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment). However, to the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Economic recessions or downturns could negatively impact our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.  For instance, the freezing up of the credit markets and lack of investments in general reduce our ability to make additional investments.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. Consequently, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

We expect to receive distributions of recurring fee income, after the payment of its expenses, from the asset management activities of Katonah Debt Advisors. However, the existing asset management agreements pursuant to which Katonah Debt Advisors receives such fee income from the CLO Funds for which it serves as manager may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by Katonah Debt Advisors of the indenture governing the applicable CLO Fund, breaches by Katonah Debt Advisors of certain specified provisions of the indenture, material breaches of representations or warranties made by Katonah Debt Advisors, bankruptcy or insolvency of Katonah Debt Advisors, fraud or criminal activity on the part of Katonah Debt Advisors or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions. Further, a significant portion of the asset management fees payable to Katonah Debt Advisors under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated or the CLO Funds do not generate enough income to pay the subordinated management fees, we will not receive the fee income that we expect to continue to receive from Katonah Debt Advisors, which will reduce income available to make distributions to our stockholders.

We may not receive any return on our investment in the CLO Funds in which we have invested and we may be unable to raise additional CLO Funds.

As of December 31, 2008, we had $57 million invested in the subordinated securities or preferred shares issued by CLO Funds managed by Katonah Debt Advisors and certain other third party asset managers. We expect to continue to acquire subordinated securities in the future in CLO Funds managed by Katonah Debt Advisors and/or third party managers. These subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to each other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, we may not be able to continue to complete new CLO Funds due to prevailing CLO market conditions or other factors.

Risks Related to Our Operation as a BDC

Our management team has limited experience managing a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. See “Regulation.” Our management team’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. If we do not remain a BDC, we might be regulated as a closed-end investment management company under the 1940 Act, which would further decrease our operating flexibility and may prevent us from operating our business as described in this Annual Report. See “Election to be Regulated as a Business Development Company and a Regulated Investment Company.”

Furthermore, our management team’s limited experience in managing a BDC that qualifies as a RIC, which is subject to operating limitations under the Code, may hinder our ability to invest in certain assets that might otherwise be part of our investment strategy, thus reducing the return on your investment. For a description of the requirements to maintain RIC pass-through tax treatment, please see “Certain United States Federal Income Tax Considerations.”

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Depending on the type of debt or preferred stock we have outstanding, our ability to pay dividends or issue additional senior securities may be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

•
Additional Common Stock.     Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors; we received the required stockholder approval at a special meeting on July 21, 2008 (this approval is valid for one year from the date of such approval). In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

•
Securitization.     In addition to issuing securities to raise capital as described above, we securitize a portion of our loans to generate cash for funding new investments through our Facility. To securitize loans, we have created a wholly-owned subsidiary and contributed a pool of loans to the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

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

If we are unable to qualify as a RIC under Subchapter M of the Code, we will be subject to corporate-level U.S. federal income tax, which will adversely affect our results of operations and financial condition.

Provided we qualify as a RIC, we will generally not be subject to corporate-level U.S. federal income taxes on income distributed to our stockholders as dividends. We will not continue to qualify for pass-through tax treatment as a RIC, and thus will be subject to corporate-level U.S. federal income taxes, if we are unable to comply with the source-of-income, asset diversification and distribution requirements contained in the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. Failure to meet the requirements for tax treatment as a RIC would subject us to taxes, which would reduce the return on your investment. As such, our failure to qualify for tax treatment as a RIC would have a material adverse effect on us, the net asset value of our common stock and the total return obtainable from your investment in our common stock. We may, from time to time, organize and conduct the business of our wholly-owned portfolio company, Katonah Debt Advisors, through additional direct or indirect wholly-owned subsidiaries which may, in some cases, be taxable as corporations. For additional information see “Regulation” and “Certain United States Federal Income Tax Considerations.”

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

Quarterly Stock Prices for 2006-2008

	High	Low	Close	NAV[1]
2008:
Fourth quarter	$8.41	$3.14	$3.64	$11.68
Third quarter	$11.01	$8.07	$8.59	$12.97
Second quarter	$13.35	$9.41	$10.00	$13.14
First quarter	$12.99	$9.56	$10.38	$13.98
2007:
Fourth quarter	$15.49	$10.00	$12.00	$14.38
Third quarter	$19.10	$13.65	$15.06	$14.77
Second quarter	$19.68	$15.75	$18.55	$15.39
First quarter	$18.00	$15.05	$16.00	$14.78
2006:
Fourth quarter December 11, 2006—December 31, 2006	$17.45	$15.79	$17.30	$14.29

¹	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices.

We began paying quarterly dividends in our first full quarter of operations following our IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7—“Distributable Tax Income” from our Notes to the Financial Statements included herein.

Dividend Declarations

	Dividend	Declaration Date	Record Date	Pay Date
2008:
Fourth quarter	$0.27	12/19/2008	12/31/2008	1/29/2009
Third quarter	0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2007	4/28/2008

Total declared for 2008	$1.44

2007:
Fourth quarter	$0.39	12/14/2007	12/24/2007	1/24/2008
Third quarter	0.37	9/24/2007	10/10/2007	10/26/2007
Second quarter	0.35	6/8/2007	7/9/2007	7/23/2007
First quarter	0.29	3/13/2007	4/6/2007	4/17/2007

Total declared for 2007	$1.40

Note:	No dividend was declared for the period from December 11, 2006 (inception) to December 31, 2006. The distributable income earned during this period was paid during 2007.

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2008. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering1
(Through December 31, 2008)

[1]
Total return includes reinvestment of dividends through December 31, 2008. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are closer to Kohlberg Capital Corporation’s than the companies represented by the S&P 500, which the Company used in previous disclosures.

HOLDERS

As of December 31, 2008, there were 19 shareholders of record of our common stock and approximately 7,900 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the period covered by this report that were not registered under the Securities Act. However, we issued 316,237 shares of common stock pursuant to a dividend reinvestment plan. See Note 9, “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2008, the Board of Directors approved a $5 million share repurchase plan.  Any share repurchases are subject to timing restrictions and other applicable regulations. We did not repurchase any shares of our common stock during the year ended December 31, 2008.

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

We cannot assure you that we will achieve results that will permit the payment of any cash distributions and, if we incur public indebtedness or issue public senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

Item 6.	Selected Financial Data

The following selected financial and other data for the period from December 11, 2006, the date of our initial public offering and conversion to a corporation, through December 31, 2006 and for the years ended December 31, 2007 and 2008 is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

KOHLBERG CAPITAL CORPORATION
SELECTED FINANCIAL DATA

	Year Ended December 31, 2008	Year Ended December 31, 2007¹	For the Period December 11, 2006 (inception) through December 31, 2006¹
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$46,208,978	$37,219,713	$1,110,109
Fees and other income	1,653,232	759,301	41,794
Dividends from affiliate asset manager	1,350,000	500,000	—

Total interest and related portfolio income	49,212,210	38,479,014	1,151,903

Expenses:
Interest and amortization of debt issuance costs	10,925,624	7,229,597	—
Compensation	3,940,638	4,104,761	175,186
Other	3,640,031	4,385,707	487,254

Total operating expenses	18,506,293	15,720,065	662,440

Net Investment Income	30,705,917	22,758,949	489,463
Realized and unrealized gains (losses) on investments:
Net realized gains (losses)	(575,179)	266,317	1,077
Net change in unrealized gains (losses)	(39,698,065)	3,116,719	4,180,000

Total net gains (losses)	(40,273,244)	3,383,036	4,181,077

Net increase in net assets resulting from operations	$(9,567,327)	$26,141,985	$4,670,540

Per Share:
Earnings per common share—basic	$(0.47)	$1.45	$0.26
Net investment income plus net realized gains per share—basic	$1.49	$1.28	$0.03
Net investment income plus net realized gains per share—diluted	$1.47	$1.28	$0.03
Dividends declared per common share	$1.44	$1.40	$—

Balance Sheet Data:
Investment assets at fair value	$514,225,273	$521,006,947	$281,087,215
Total assets	$522,872,311	$533,141,959	$282,375,847
Total debt outstanding	$261,691,148	$255,000,000	$—
Stockholders' equity	$250,282,100	$259,068,164	$256,400,423
Net asset value per common share	$11.68	$14.38	$14.29
Common shares outstanding at end of year	21,436,936	18,017,699	17,946,333

Other Data:
Investments funded [2]	109,442,643	373,852,286	191,706,724
Principal collections related to investment repayments or sales[2]	72,345,600	104,037,559	533,315
Number of portfolio investments at year end[2]	149	145	86
Weighted average yield of income producing debt investments[3]	7.0%	9.5%	9.0%

¹	Certain prior year amounts have been reclassified to conform to current year presentation.
²	Does not include investments in time deposits or money markets
³
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

OVERVIEW

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2008, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Our investment objective is to generate current income and capital appreciation from our investments. We also expect to receive distributions of recurring fee income and, when debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2008 was $11.68. On December 31, 2008, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $3.64.

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below.

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

Effective January 1, 2007 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4, “Investments,” of our Notes to the Consolidated Financial Statements included herein for additional information about the level of market observability associated with investments carried at fair value.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of securities we own, or (ii) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there are negligible net cash distributions to the class of securities we own, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds or preferred shares to those in which the Company has invested.  We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.  As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment.  We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

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

Fair values of other investments for which market prices are not observable are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and or industry when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable company. Such investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.

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

After our adoption of SFAS 157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed securities. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2008, two issuers representing 0.2% of our total investments at fair value were on non-accrual status.  As of December 31, 2007, no loans or debt securities were greater than 90 days past due or on non-accrual status.

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

Dividends from Affiliate Asset Manager

The Company records dividend income from its affiliate asset manager on the declaration date, which represents the ex-dividend date.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Kohlberg Capital Corporation 2006 Equity Incentive Plan as amended (our “Equity Incentive Plan”) to officers and employees for services rendered to us. We follow Statement of Financial Accounting Standards No. 123R (revised 2004), Accounting for Stock-Based Compensation, a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants.

We are internally managed and therefore do not incur management fees payable to third parties.

United States Federal Income Taxes

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

Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and fiscal year.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2008 and December 31, 2007 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
2007 Activity:
Purchases / originations /draws	$336,182,774	$14,775,000	$5,043,950	$75,000	$356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net accretion of discount	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
2008 Activity:
Purchases / originations /draws	$71,949,153	$28,859,236	$212,710	$5,478,276	$106,499,376
Pay-downs / pay-offs / sales	(71,671,847)	—	—	—	(71,671,847)
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Net realized losses	(575,179)	—	—	—	(575,179)
Increase (decrease) in fair value	(26,887,293)	(4,700,095)	(575,129)	(7,535,548)	(39,698,065)

Fair Value at December 31, 2008	$384,486,111	$56,635,236	$4,389,831	$56,528,088	$502,039,266

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

Prior to our initial public offering, we issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company that manages CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. As of December 31, 2008, Katonah Debt Advisors had approximately $2.1 billion of assets under management. Katonah Debt Advisors had after-tax net loss of approximately $765,000 for the year ended December 31, 2008 and distributed approximately $1 million to us in the form of dividends.

In December 2007, we committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz and named Panagos and Katz Situational Investing (“PKSIL”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. We expect that funds managed by PKSIL will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. We also expect that PKSIL may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. To this date PKSIL has not raised any investment funds and may not be able to successfully complete an investment fund in 2009. We committed to invest up to $2.5 million directly in PKSIL through an investment in Class A shares. We have a 35% economic interest in PKSIL through our investment in Class B shares on which we will receive our pro rata share of its operating income and may make an investment of up to $25 million in funds managed by PKSIL on which we will receive investment income. PKSIL may also source distressed debt opportunities in which we may make direct investments. As of December 31, 2008, we funded approximately $1.8 million of our $2.5 million total commitment to PKSIL which is an investment in the Class A shares of PKSIL.

Both Katonah Debt Advisors and PKSIL are considered affiliate investments. As of December 31, 2008, our affiliate asset manager investments at fair value are approximately $57 million.

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

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase in stockholders’ equity resulting from operations which includes net investment income and net realized and unrealized gain (loss). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments, is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for the years ended December 31, 2008 and 2007.

Investment Income

Investment income for the years ended December 31, 2008 and 2007, and for the period December 11, 2006 (inception) through December 31, 2006 was approximately $49 million, $38 million, and $1 million, respectively. Of this amount, approximately $33 million, $30 million and $572,000, respectively, was attributable to interest income on our loan and bond investments.  A portion of such interest income is attributable to net interest earned on assets accumulated for future CLO issuance on which Katonah Debt Advisors entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds.  For the year ended December 31, 2008, approximately $107,000 of such net interest related to the first loss arrangements previously accrued was written off.  For the year ended December 31, 2007 and for the period December 11, 2006 (inception) through December 31, 2006, approximately $2 million and $0, respectively of such net interest related to the first loss arrangements was earned.

For the years ended December 31, 2008 and 2007, and for the period December 11, 2006 (inception) through December 31, 2006, approximately $13 million, $7 million and $405,000, respectively, of investment income was attributable to investments in CLO fund securities.

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

Dividends from Affiliate Asset Manager

As of December 31, 2008, our investment in Katonah Debt Advisors was approximately $55 million.  For the years ended December 31, 2008 and 2007, Katonah Debt Advisors had GAAP net loss of approximately $765,000 and net income of approximately $3 million, respectively.  During the years ended December 31, 2008 and 2007 distributions from Katonah Debt Advisors totaled approximately $1 million, and $500,000, respectively. Distributions of Katonah Debt Advisors’ net income are recorded on the statements of operations as dividends from affiliate asset manager.

Expenses

Total expenses for the years ended December 31, 2008 and 2007, and for the period December 11, 2006 (inception) through December 31, 2006 were approximately $19 million, $16 million, and $641,000, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $11 million, and $7 million, respectively, on average debt outstanding of $248 million and $106 million.  There was no interest expense or debt outstanding for the period December 11, 2006 (inception) through December 31, 2006.  Approximately $4 million, $4 million, and $175,000 respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the years ended December 31, 2008 and 2007, and for the period December 11, 2006 (inception) through December 31, 2006.  For the year ended December 31, 2008, professional fees and insurance expenses totaled approximately $2 million.  For the year ended December 31, 2007 and for the period December 11, 2006 (inception) through December 31, 2006, professional fees and insurance expenses totaled approximately $3 million, and $384,000, respectively.  For the year ended December 31, 2008, administrative and other costs totaled approximately $1 million.  For the year ended December 31, 2007 and for the period December 11, 2006 (inception) through December 31, 2006, administrative and other costs totaled approximately $1 million, and $82,000, respectively.  These costs include occupancy expense, technology and other office expenses.

Interest and compensation expense are generally expected to be our largest expenses each period. Interest expense is dependent on the average outstanding principal balance on our credit facility and the base index rate for the period. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and bonus expenses are estimated and accrued since bonuses are paid annually.

Net Unrealized Depreciation on Investments

During the year ended December 31, 2008, our total investments had net unrealized depreciation of approximately $40 million.  During the year ended December 31, 2007 and for the period December 11, 2006 (inception) through December 31, 2006, our total investments had net unrealized appreciation of approximately $3 million, and $4 million, respectively.

The $40 million of unrealized losses during the year ended December 31, 2008 are due to unrealized losses of $32 million on debt securities, equity securities and CLO Fund securities in our investment portfolio, and a $8 million decrease in the value of Katonah Debt Advisors.  The decrease in the unrealized value of Katonah Debt Advisors is primarily the result of a $28 million decrease in assets under management from December 31, 2007 to December 31, 2008 and a related settlement with JP Morgan regarding terminated warehouse facilities.

The $3 million of unrealized gains during the year ended December 31, 2007 were due to unrealized losses of $18 million on debt securities, equity securities and CLO Fund securities in our investment portfolio, offset by a $21 million increase in the value of Katonah Debt Advisors.  The increase in the unrealized value of Katonah Debt Advisors was primarily as a result of an increase in Katonah Debt Advisors’ assets under management to $2.1 billion as of December 31, 2007 from $1.2 billion as of December 31, 2006.

Net Change in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2008 was an approximately $10 million, or $0.47 per share.  The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2007 and for the period December 11, 2006 (inception) through December 31, 2006 was approximately $26 million, and $5 million, respectively, or $1.45 and $0.26 per share.

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

However, because we are required to use interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, we may need to sell other assets not pledged to secure the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status.  In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. We are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. Our asset coverage ratio was below 200% as of December 31, 2008. As of March 12, 2009, our Facility balance was approximately $245 million and our asset coverage ratio was approximately 209%, above the minimum asset coverage level generally required for a BDC by the 1940 Act. See “LEVERAGE.”

As of December 31, 2008 and December 31, 2007 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2008	December 31, 2007
Cash	$251,412	$2,088,770
Time Deposits	12,185,997	15,674,489
Money Market Account	10	20,766
Senior Secured Loan	218,342,528	260,138,674
Junior Secured Loan	126,498,918	113,259,293
Mezzanine Investment	32,557,165	33,066,115
Senior Subordinated Bond	2,287,500	2,490,000
Senior Unsecured Bond	4,800,000	2,000,000
CLO Fund Securities	56,635,236	31,020,000
Equity Securities	4,389,831	4,752,250
Affiliate Asset Managers	56,528,088	58,585,360

Total	$514,476,685	$523,095,717

On February 14, 2007, we entered into a secured revolving credit facility (the “Facility”) under which we had a right to obtain up to $200 million in financing loaned by or through BMO Capital Markets Corp. On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. Advances under the Facility are used by us primarily to make additional investments. The Facility is secured by loans acquired by us with the advances under the Facility. We have borrowed under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I.

As of December 31, 2008, the outstanding balance on the Facility was $262 million.  During September 2008, we were notified by the lenders that the liquidity banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility.  As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility.  We viewed such proposed terms as unfavorable and have opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility.  In accordance with the terms of the Facility, all principal and interest collected from the assets by which the Facility is secured are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”).   During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  We believe we have sufficient cash and liquid assets to fund normal operations and dividend distributions.  At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under our Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At year-end, our leverage ratio covenant was met using the December 31, 2008 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of September 30, 2008.  We remain in compliance with the leverage covenant ratio based on the March 12, 2009 Facility balance and the GAAP stockholders’ equity balance as of September 30, 2008.

We expect our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our cash needs at our current level of operations. Our Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size.

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2008 and December 31, 2007, we had committed to make a total of approximately $3 million and $4 million, respectively, of investments in various revolving senior secured loans, of which approximately $1 million was funded as of December 31, 2008 and $866,000 was funded as of December 31, 2007. As of December 31, 2008 and December 31, 2007, we had committed to make a total of approximately $0 and $8 million, respectively, of investments in a delayed draw senior secured loans of which $0 was funded as of December 31, 2008 and approximately $5 million was funded as of December 31, 2007.

In October 2007 Katonah Debt Advisors entered into a letter agreement (the “Letter Agreement”) with Bear Stearns & Co. Inc. (“Bear Stearns”) in connection with a warehouse credit line established to fund the initial accumulation of assets for three CLO funds, pursuant to which agreement Katonah Debt Advisors undertook certain “first loss” commitments, as described in more detail below.  In return for Katonah Debt Advisors’ first loss commitment, Katonah Debt Advisors was entitled to receive net interest income from the underlying assets in the loan warehouse. In the future, Kohlberg Capital or Katonah Debt Advisors may enter into similar agreements in connection with funding the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage.   Such “first loss” commitments relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for Katonah Debt Advisors’ first loss commitment, Katonah Debt Advisors was entitled to receive net interest income from the underlying assets in the loan warehouse.

Under the Letter Agreement with Bear Stearns, Katonah Debt Advisors engaged Bear Stearns to structure and raise three CLO funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II” and, together with Katonah 2007 and Katonah 2008-I, the “2008 CLO Funds”), to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors).  As part of this engagement, Bear Stearns  provided certain credit lines to accumulate and fund into a loan warehouse the initial assets for the 2008 CLO Funds. As mentioned above, Katonah Debt Advisors undertook a first loss commitment, requiring Katonah Debt Advisors to reimburse Bear Stearns in certain circumstance for (i) certain losses (if any) incurred on the assets warehoused for the 2008 CLO Funds prior to their completion, or (ii) if one or all of the CLO Funds fail to close, a portion of the losses (if any) on the resale of the warehoused assets. On January 23, 2008, Katonah Debt Advisors and Bear Stearns closed Katonah 2007.  Katonah Debt Advisors received a structuring fee upon closing and Katonah Debt Advisors expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007.  While the securities issued by the CLO Funds managed by Katonah Debt Advisors are primarily held by third parties, Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007.  In connection with the closing of Katonah 2007, Katonah Debt Advisors’ maximum first loss obligation amount under its commitment letter with Bear Stearns was reduced from $22.5 million to $18 million.

None of the other 2008 CLO Funds were completed and, as a result, pursuant to the Letter Agreement, both Katonah Debt Advisors and JPMorgan asserted claims against the other and defenses thereto. Without admitting any liability or wrongdoing, Katonah Debt Advisors and JPMorgan agreed to compromise and settle all of the disputes, issues and claims between them relating to the agreements in exchange for an agreement to terminate all obligations and liabilities of Katonah Debt Advisors and of JPMorgan under the existing agreements relating to the 2008 CLO Funds, payment by Katonah Debt Advisors of an aggregate of $6 million in installments over a period of one year and the forfeiture by Katonah Debt Advisors of the net interest income earned through the settlement date on the warehoused assets. In December 2008, Katonah Debt Advisors entered into a settlement and termination agreement with JPMorgan reflecting the settlement terms described above.

As a result of this settlement, Katonah Debt Advisors recognized a $6 million settlement cost and write-off of previously accrued net interest income on warehoused assets of approximately $4 million for the year ended December 31, 2008.  For the year ended December 31, 2008, Katonah Debt Advisors had an after-tax loss of approximately $765,000.

Kohlberg Capital Corporation recognized the impact of this settlement and forfeiture of warehouse income as a reduction to the unrealized appreciation of the value of its investment in Katonah Debt Advisors. Consequently, this settlement is not expected to have a material impact on Kohlberg Capital Corporation's net investment income or quarterly dividend.

As of December 31, 2008, the Company funded approximately $1.8 million of our $2.5 million total commitment to PKSIL which is an investment in the Class A shares of PKSIL.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	More than 5 years
Operating lease obligations	$1,244,357	$309,691	$304,649	$311,504	$318,513	$—	$—
Long-term debt obligations	261,691,148	—	261,691,148	—	—	—	—
Unused lending commitments¹	1,640,000	1,640,000	—	—	—	—	—

Total	$264,575,505	$1,949,691	$261,995,797	$311,504	$318,513	$—	$—

¹      Represents the unfunded lending commitment in connection with revolving lines of credit or delayed funding draws on loans made to portfolio companies.

RECENT DEVELOPMENTS
       None.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2008, approximately 88% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2008, we had $262 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2008 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately $1 million over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately $1 million over a one-year period. Because most of our investments at December 31, 2008 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2008. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. The Board of Directors has retained an independent valuation firm to provide third-party valuation consulting services, which consist of certain limited procedures that we identify and request the independent valuation firm to perform. During the preceding twelve months ended December 31, 2008, approximately 54% of our investments were investments that were marked to market or for which we utilized the valuation services provided by the independent valuation firm in connection with the determination of fair value by our Board of Directors. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments or from the values that would have been placed on our assets by other market participants, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

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

Management assessed the effectiveness of Kohlberg Capital Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management concluded that Kohlberg Capital Corporation maintained effective internal control over financial reporting as of December 31, 2008.

Kohlberg Capital Corporation’s independent registered public accounting firm has audited and issued a report on Kohlberg Capital Corporation’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting . The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

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

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of Kohlberg Capital Corporation (the “Company” or the “Registrant”) are filed herewith:

Balance Sheets as of December 31, 2008 and December 31, 2007	F-4

Statements of Operations for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-5

Statements of Changes in Net Assets for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-6

Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-7

Schedules of Investments as of December 31, 2008 and December 31, 2007	F-8

Financial Highlights for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-32

Notes to Financial Statements	F-33

2. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”). (1)

3.2	Form of Bylaws of the Company. (2)

4.1	Specimen Certificate of the Company’s common stock, par value $0.01 per share. (1)

4.2	Form of Registration Rights Agreement. (3)

4.3	Form of Dividend Reinvestment Plan. (3)

10.1	Form of the Amended and Restated 2006 Equity Incentive Plan. (9)

10.2	Form of Company Non-Qualified Stock Option Certificate. (3)

10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association. (3)

10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, LLC. (1)

10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, LLC. (3)

10.6	Form of Employment Agreement between the Company and Dayl W. Pearson. (3)

10.7	Form of Employment Agreement between the Company and Michael I. Wirth. (3)

10.8	Form of Employment Agreement between the Company and R. Jon Corless. (3)

10.9	Form of Employment Agreement between the Company and E.A. Kratzman. (3)

10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman. (3)

10.11	Form of Indemnification Agreement for Officers and Directors of the Company. (4)

Exhibit Number	Description
10.12
Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee. (5)

10.13
Execution Copy of First Amendment to Loan Funding and Servicing Agreement, dated as of May 30, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee. (6)

10.14
Execution Copy of Second Amendment to Loan Funding and Servicing Agreement, dated as of October 1, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee. (6)

10.15
Execution Copy of Third Amendment to Loan Funding and Servicing Agreement, dated as of November 21, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee. (8)

10.16	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company. (7)

10.17	Form of 2008 Non-Employee Director Plan. (10)

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

(2)	Incorporated by reference to the exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).

(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).

(4)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).

(5)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).

(6)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).

(7)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).

(8)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).

(9)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).

(10)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on June 30, 2008 (File No. 333-151268).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K OHLBERG C APITAL C ORPORATION

Date: March 16, 2009	By	/s/ Dayl W. Pearson
Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Dayl W. Pearson	President and Chief Executive Officer	March 16, 2009
Dayl W. Pearson	(principal executive officer) and Member of the Board of Directors

/ S / Michael I. Wirth	Chief Financial Officer,	March 16, 2009
Michael I. Wirth	Chief Compliance Officer, Secretary and Treasurer (principal financial and accounting officer)

/ S / Christopher Lacovara	Member of the Board of Directors	March 16, 2009
Christopher Lacovara

/ S / Samuel P. Frieder	Member of the Board of Directors	March 16, 2009
Samuel P. Frieder

/ S / Gary Cademartori	Member of the Board of Directors	March 16, 2009
Gary Cademartori

/ S / C. Michael Jacobi	Member of the Board of Directors	March 16, 2009
C. Michael Jacobi

/ S / Albert G. Pastino	Member of the Board of Directors	March 16, 2009
Albert G. Pastino

/ S / C. Turney Stevens, Jr.	Member of the Board of Directors	March 16, 2009
C. Turney Stevens, Jr.

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2008 and December 31, 2007	F-4

Statements of Operations for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-5

Statements of Changes in Net Assets for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-6

Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-7

Schedules of Investments as of December 31, 2008 and December 31, 2007	F-8

Financial Highlights for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006	F-32

Notes to Financial Statements	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kohlberg Capital Corporation
New York, New York

We have audited the accompanying balance sheets of Kohlberg Capital Corporation (the “Company”), including the schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets, and cash flows and the financial highlights for each of the years in the two-year period ended December 31, 2008 and for the period from December 11, 2006 (inception) through December 31, 2006.  These financial statements and financial highlights are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of securities owned as of December 31, 2008, by correspondence with the custodian and selling or agent banks; where replies were not received from selling or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kohlberg Capital Corporation at December 31, 2008 and 2007, and the results of its operations, its changes in net assets, its cash flows and the financial highlights for each of the years in the two-year period ended December 31, 2008, and for the period from December 11, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the financial statements include investments valued at $502,039,266 (approximately 96% of total assets) and $505,311,692 (approximately 95% of total assets) as of December 31, 2008 and 2007, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on the methods and information described in Note 2 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kohlberg Capital Corporation
New York, New York

We have audited the internal control over financial reporting of Kohlberg Capital Corporation (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company, including the schedule of investments, as of December 31, 2008, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the year then ended and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial highlights and included an explanatory paragraph regarding investments whose fair values have been estimated by management in the absence of readily determinable fair values.

DELOITTE & TOUCHE LLP

New York, New York
March 16, 2009

KOHLBERG CAPITAL CORPORATION
BALANCE SHEETS

	As of December 31, 2008	As of December 31, 2007

ASSETS
Investments at fair value:
Time deposits (cost: 2008 - $12,185,997; 2007 - $15,674,489)	$12,185,997	$15,674,489
Money market account (cost: 2008 - $10; 2007 - $20,766)	10	20,766
Debt securities (cost: 2008 - $423,859,086; 2007 - $423,439,764)	384,486,111	410,954,082
CLO fund securities managed by non-affiliates (cost: 2008 - $15,590,951; 2007 - $15,385,580)	9,099,000	9,900,000
CLO fund securities managed by affiliate (cost: 2008 - $50,785,644; 2007 - $20,675,684)	47,536,236	21,120,000
Equity securities (cost: 2008 - $5,256,660; 2007 - $5,043,950)	4,389,831	4,752,250
Asset manager affiliates (cost: 2008 - $38,948,271; 2007 - $33,469,995)	56,528,088	58,585,360
Total Investments at fair value	514,225,273	521,006,947
Cash	251,412	2,088,770
Restricted cash	2,119,991	1,418,868
Interest and dividends receivable	4,168,599	5,592,637
Due from affiliates	390,590	540,773
Other assets	1,716,446	2,493,964

Total assets	$522,872,311	$533,141,959

LIABILITIES
Borrowings	$261,691,148	$255,000,000
Payable for open trades	1,955,000	5,905,000
Accounts payable and accrued expenses	3,064,403	6,141,892
Dividend payable	5,879,660	7,026,903

Total liabilities	$272,590,211	$274,073,795
Commitments and contingencies (note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000,000 common shares authorized; 21,776,519 and 21,436,936 common shares issued and outstanding at December 31, 2008 and 18,017,699 issued and outstanding at December 31, 2007	$214,369	$180,177
Capital in excess of par value	282,171,860	252,771,715
Accumulated undistributed (distribution in excess of) net investment income	977,904	(1,180,447)
Accumulated net realized losses	(680,687)	-
Net unrealized appreciation (depreciation) on investments	(32,401,346)	7,296,719

Total stockholders' equity	$250,282,100	$259,068,164

Total liabilities and stockholders' equity	$522,872,311	$533,141,959

NET ASSET VALUE PER SHARE	$11.68	$14.38

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF OPERATIONS

			For the Period December 11, 2006
	For the Year Ended	For the Year Ended	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2006
Investment Income:
Interest from investments in debt securities	$33,386,213	$29,606,231	$572,065
Interest from cash and time deposits	251,287	552,509	132,841
Dividends from investments in CLO fund securities managed by non-affiliates	5,946,736	4,528,021	377,503
Dividends from investments in CLO fund securities managed by affiliate	6,624,742	2,532,952	27,700
Dividends from affiliate asset manager	1,350,000	500,000	—
Capital structuring service fees	1,653,232	759,301	41,794

Total investment income	49,212,210	38,479,014	1,151,903

Expenses:
Interest and amortization of debt issuance costs	10,925,624	7,229,597	—
Compensation	3,940,638	4,104,761	175,186
Professional fees	1,992,142	2,887,515	371,624
Insurance	286,456	174,647	12,821
Organizational Expenses	—	—	40,000
Administrative and other	1,361,433	1,323,545	41,647

Total expenses	18,506,293	15,720,065	641,278

Net Investment Income before Income Tax Expense	30,705,917	22,758,949	510,625
Excise taxes	—	—	(21,162)
Net Investment Income	30,705,917	22,758,949	489,463
Realized And Unrealized Gains (Losses) On Investments:
Net realized gain (loss) from investment transactions	(575,179)	266,317	1,077
Net change in unrealized appreciation (depreciation) on:
Debt securities	(26,887,293)	(12,485,682)	—
Equity securities	(575,129)	(291,700)	—
CLO fund securities managed by affiliate	(3,693,724)	444,316	—
CLO fund securities managed by non-affiliates	(1,006,371)	(5,485,580)	—
Affiliate asset manager investments	(7,535,548)	20,935,365	4,180,000

Net realized and unrealized appreciation (depreciation) on investments	(40,273,244)	3,383,036	4,181,077

Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$(9,567,327)	$26,141,985	$4,670,540

Net Increase (Decrease) in Stockholders' Equity Resulting from Operations per Common Share—Basic and Diluted	$(0.47)	$1.45	$0.26
Net Investment Income Per Common Share—Basic	$1.51	$1.27	$0.03
Net Investment Income Per Common Share—Diluted	$1.50	$1.27	$0.03
Net Investment Income and Net Realized Gains (Losses) Per Common Share—Basic	$1.49	$1.28	$0.03
Net Investment Income and Net Realized Gains (Losses) Per Common Share—Diluted	$1.47	$1.28	$0.03

Weighted Average Shares of Common Stock Outstanding—Basic	20,276,430	17,977,348	17,946,333
Weighted Average Shares of Common Stock Outstanding—Diluted	20,455,322	17,977,348	17,946,333

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006
Operations:
Net investment income	$30,705,917	$22,758,949	$489,463
Net realized gain (loss) from investment transactions	(575,179)	266,317	1,077
Net change in unrealized gain (loss) on investments	(39,698,065)	3,116,719	4,180,000

Net increase (decrease) in net assets resulting from operations	(9,567,327)	26,141,985	4,670,540

Shareholder distributions:
Dividends from net investment income to common stockholders	(29,377,019)	(22,758,949)	—
Dividends from net investment income to restricted stockholders	(246,626)	—	—
Dividends in excess of net investment income to common stockholders	—	(1,669,909)	—
Distributions from paid-in capital to common stockholders	—	(481,437)	—
Distributions from realized gains to common stockholders	—	(267,394)	—

Net decrease in net assets resulting from stockholder distributions	(29,623,645)	(25,177,689)	—

Capital share transactions:
Issuance of common stock for:
Initial public offering	—	—	199,451,388
Interest in affiliate company	—	—	33,394,995
Interest in CLO securities managed by affiliate	—	—	18,870,000
Dividend reinvestment plan	2,591,296	1,103,245	—
Rights offering	26,925,214	—	—
Vesting of restricted stock	30	—	—
Stock based compensation	888,368	600,200	13,500

Net increase in net assets resulting from capital share transactions	30,404,908	1,703,445	251,729,883

Net assets at beginning of period	259,068,164	256,400,423	—

Net assets at end of period (including accumulated undistributed net investment income of $977,904 in 2008, accumulated distribution in excess of net investment income of $1,180,447 in 2007, and accumulated undistributed net investment income of $489,463 in 2006)	$250,282,100	$259,068,164	$256,400,423

Net asset value per common share	$11.68	$14.38	$14.29
Common shares outstanding at end of period	21,436,936	18,017,699	17,946,333

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	For the Period December 11, 2006 (inception) through
	December 31, 2008	December 31, 2007	December 31, 2006
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$(9,567,327)	$26,141,985	$4,670,540
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations:
Net realized loss (gain) on investment transactions	575,179	(266,317)	(1,077)
Net unrealized loss (gain) on investments	39,698,065	(3,116,719)	(4,180,000)
Net accretion of discount on securities	(2,173,289)	(677,112)	(3,819)
Amortization of debt issuance cost	522,015	319,093	—
Purchases of investments	(108,769,127)	(360,579,378)	(200,987,595)
Payment-in-kind interest	(1,680,247)	(502,482)	—
Proceeds from sale and redemption of investments	75,181,094	106,944,232	533,315
Stock based compensation expense	888,368	600,200	13,500
Changes in operating assets and liabilities:
Decrease (increase) in interest and dividends receivable	1,424,038	(4,990,552)	(602,085)
Decrease (increase) in other assets	255,502	(371,842)	(156,890)
Decrease (increase) in due from affiliates	150,183	(540,773)	—
Increase (decrease) in due to affiliates	—	(87,832)	87,832
Increase (decrease) in accounts payable and accrued expenses	(3,077,489)	4,437,344	1,704,548

Net cash used in operating activities	(6,573,035)	(232,690,153)	(198,921,731)

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	26,925,244	—	199,451,388
Dividends paid in cash	(28,179,592)	(17,047,541)	—
Proceeds from issuance of debt (net of offering costs)	50,000,000	255,000,000	—
Cash paid on repayment of debt	(43,308,852)	—	—
Debt issuance costs	—	(2,284,325)	—
Increase in restricted cash	(701,123)	(1,418,868)	—

Net cash provided by financing activities	4,735,677	234,249,266	199,451,388

CHANGE IN CASH	(1,837,358)	1,559,113	529,657
CASH, BEGINNING OF PERIOD	2,088,770	529,657	—

CASH, END OF PERIOD	$251,412	$2,088,770	$529,657

Supplemental Information:
Interest paid during the period	$10,984,993	$5,474,198	$—
Non-cash dividends paid during the period under dividend reinvestment plan	$2,591,296	$1,103,245	$—
Issuance of common stock for affiliate investment	$—	$—	$33,394,995
Issuance of common stock for CLO equity investments managed by affiliate	$—	$—	$18,870,000
Non-cash settlement of warehoused loans	$—	$13,293,674	$—

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2008

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 6.6%, Due 6/13	$356,819	$356,819	$356,819

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.9%, Due 6/13	960,000	952,585	960,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 6/13	1,834,277	1,834,277	1,834,277

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	3,118,560

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.5%, Due 3/13	429,397	429,397	429,397

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.5%, Due 3/13	5,436,949	5,436,949	5,436,949

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 4/13	3,832,209	3,829,883	3,458,569

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.5%, Due 5/13	442,044	436,817	419,942

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.5%, Due 5/13	3,159,324	3,121,965	3,001,357

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 5.0%, Due 6/14	5,900,113	5,900,113	5,900,113

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.2%, Due 8/13	4,000,000	4,040,652	3,613,340

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 6.5%, Due 3/14	$1,721,939	$1,731,184	$1,721,939

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 6.7%, Due 12/12	4,265,636	4,231,984	4,265,636

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 6.5%, Due 6/14	4,000,000	3,977,593	3,820,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,649,436	2,640,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,963,645	3,200,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 8.1%, Due 7/13	2,443,750	2,473,717	1,906,125

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/12	1,955,000	1,964,334	1,803,488

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 5.5%, Due 12/14	4,000,000	4,000,000	3,730,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.1%, Due 6/13	4,937,500	4,937,500	4,937,500

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,987,500	4,918,231	4,987,500

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 3.4%, Due 3/13	1,694,554	1,688,542	1,364,116

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 4.4%, Due 9/12	9,208,100	9,234,910	9,208,100

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 6.3%, Due 3/14	1,469,323	1,403,698	1,322,391

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,792,043	2,763,495	2,652,440

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,744,496	$7,625,381

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 6/14	2,955,000	2,955,000	2,296,035

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/14	3,960,000	3,944,053	3,960,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.2%, Due 1/15	2,000,000	1,966,739	2,000,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,557,108	6,931,785

Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,259,487	2,800,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 6.0%, Due 8/12	3,959,925	3,723,431	2,771,947

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,900	990,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,501,237	6,747,125

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.5%, Due 6/12	2,748,162	2,748,162	2,748,162

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.1%, Due 10/14	7,000,000	6,309,065	6,289,990

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 5/15	3,000,000	2,964,626	2,830,005

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 10.1%, Due 7/15	6,000,000	5,411,785	6,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	5,000,000	5,000,000	4,850,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 12/13	$4,455,857	$4,460,205	$3,965,713

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 5.8%, Due 7/13	4,781,365	4,781,365	4,781,365

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	10,000,000

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan — Series C Loan 7.3%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 6.3%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 6.6%, Due 12/12	4,320,878	4,327,124	4,277,670

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 6.3%, Due 11/12	1,740,026	1,624,251	1,713,926

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 4.3%, Due 10/13	3,398,000	3,398,000	3,398,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.2%, Due 9/14	4,974,811	4,534,131	4,520,860

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Closing Date Term Loan 5.7%, Due 12/10	96,855	97,333	96,855

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Delayed Draw Term Loan 5.7%, Due 12/10	46,914	47,146	46,914

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 5.0%, Due 12/13	1,969,849	1,967,877	1,378,894

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3%, Due 12/16	3,000,000	3,008,197	2,287,500

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,263	1,940,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Getty Images, Inc. Printing and Publishing	Senior Secured Loan — Initial Term Loan 8.1%, Due 7/15	$2,981,250	$2,981,250	$2,712,938

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — New US Term Loan 4.9%, Due 6/13	2,437,280	2,443,443	2,205,739

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 6/12	2,908,544	2,856,515	1,250,674

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,831,923	4,550,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.7%, Due 10/14	1,000,000	1,000,000	765,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.7%, Due 4/14	3,723,929	3,577,920	3,165,339

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.6%, Due 10/14	3,000,000	3,000,000	2,347,500

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 7.3%, Due 9/12	2,727,813	2,721,193	2,727,813

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.7%, Due 4/13	3,755,829	3,755,829	3,755,829

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 4.8%, Due 3/13	3,001,367	3,001,367	3,001,367

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 6.9%, Due 5/12	4,316,295	4,329,467	4,316,295

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 10.9%, Due 5/13	$3,000,000	$3,017,825	$3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 5.2%, Due 9/12	10,090,295	10,068,492	10,090,295

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.2%, Due 12/13	5,371,429	5,387,168	3,222,857

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan — Loan 7.0%, Due 6/09	5,000,000	5,006,639	5,000,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 8.5%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.0%, Due 8/13	2,000,000	2,014,136	2,000,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,835,789	290,637

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,500

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	1,000

Lear Corporation Automobile	Senior Secured Loan — Term Loan 3.7%, Due 4/12	1,993,927	1,709,640	1,694,838

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 5.8%, Due 8/12	2,269,824	2,269,824	2,269,824

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 4.5%, Due 3/14	2,731,786	2,731,786	1,693,708

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.8%, Due 1/15	2,000,000	2,000,000	1,970,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 2.8%, Due 6/13	3,305,000	3,324,288	3,139,750

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Manitowoc Company Inc., The Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term B Loan 6.5%, Due 8/14	$2,000,000	$1,955,000	$1,817,500

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.6%, Due 12/12	5,899,925	5,884,108	5,899,925

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.4%, Due 6/13	1,000,000	1,000,000	1,000,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,949,367	1,954,403	1,910,380

Mylan Inc. Healthcare, Education and Childcare	Senior Secured Loan — U.S. Tranche B Term Loan 5.0%, Due 10/14	1,969,849	1,912,634	1,792,563

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,000,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - First Lien 7.8%, Due 12/12	8,075,000	8,075,000	8,075,000

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.3%, Due 6/13	1,382,120	1,384,467	276,424

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.3%, Due 6/13	57,257	57,354	11,451

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 6.8%, Due 6/11	744,382	744,382	744,382

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 6/11	3,680,556	3,665,393	3,680,556

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,695,000	5,695,000	5,695,000

Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/12	$1,246,565	$1,248,519	$1,215,401

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 6.8%, Due 8/14	4,937,343	4,896,292	4,937,343

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 10.2%, Due 6/14	6,650,000	6,471,193	6,517,000

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 5.0%, Due 11/10	1,685,674	1,629,483	842,837

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 9.2%, Due 11/11	2,013,977	2,022,278	503,494

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 7.7%, Due 10/13	3,000,000	2,982,607	2,850,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.1%, Due 6/13	4,694,560	4,658,215	4,694,560

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	1,430,000	1,427,248	1,430,000

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	953,333	951,498	953,333

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/14	3,930,101	3,930,101	3,930,101

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 3.0%, Due 7/12	766,973	771,034	766,973

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 4.0%, Due 7/12	3,805,590	3,825,741	3,805,590

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 7/13	1,750,000	1,758,373	1,750,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 5.6%, Due 10/14	$1,989,924	$1,814,330	$1,810,831

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 12/14	2,000,000	2,028,327	1,900,000

TransAxle LLC Automobile	Senior Secured Loan — Revolving Loan 6.0%, Due 8/11	400,000	397,067	398,716

TransAxle LLC Automobile	Senior Secured Loan — Term Loan 5.8%, Due 9/12	1,477,554	1,477,554	1,477,554

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.1%, Due 10/14	3,736,736	3,581,708	3,568,583

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.9%, Due 4/13	4,339,736	4,339,736	4,339,736

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 9.0%, Due 12/13	6,500,000	6,486,324	6,500,000

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.6%, Due 12/12	526,500	526,500	526,500

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 4.2%, Due 6/13	1,965,050	1,954,720	1,965,050

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	2,000,000	1,923,443	1,845,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	4,132,887	4,161,055	3,812,589

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,795,580	5,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 3.7%, Due 6/12	$775,624	$767,066	$729,087

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit .4%, Due 6/12	668,413	661,032	628,304

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.1%, Due 6/12	167,103	165,259	157,077

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 12/12	2,683,177	2,687,607	2,468,522

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	645,361

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 10/12	633,560	631,128	633,560

Total Investment in Debt Securities
(154% of net asset value at fair value)		$430,366,772	$423,859,086	$384,486,111

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$750,000

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	0.0%	160,361	160,361

Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	10,253	42,542	1,853

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	580	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,079,617

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	$1,500,000	$2,398,000

Park Avenue Coastal Holding, LLC Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities
(2% of net asset value at fair value)			$5,256,660	$4,389,831

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,13]	Subordinated Securities	22.2%	$4,620,951	$4,665,000
Katonah III, Ltd.[3,13]	Preferred Shares	23.1%	4,500,000	1,661,000
Katonah IV, Ltd.[3,13]	Preferred Shares	17.1%	3,150,000	1,601,000
Katonah V, Ltd.[3,13]	Preferred Shares	26.7%	3,320,000	1,172,000
Katonah VII CLO Ltd.[3,9,13]	Subordinated Securities	16.4%	4,500,000	2,629,000
Katonah VIII CLO Ltd[3,9,13]	Subordinated Securities	10.3%	3,400,000	2,252,000
Katonah IX CLO Ltd[3,9,13]	Preferred Shares	6.9%	2,000,000	1,921,000
Katonah X CLO Ltd [3,9,13]	Subordinated Securities	33.3%	11,324,758	11,875,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares	100.0%	29,560,886	28,859,236

Total Investment in CLO Fund Securities (23% of net asset value at fair value)			$66,376,595	$56,635,236

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, LLC	Membership Interests	100%	$37,151,495	$54,731,312
PKSIL	Class A Shares	100%	1,793,276	1,793,276
PKSIL	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates (22% of net asset value at fair value)			$38,948,271	$56,528,088

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value[2]
US Bank Eurodollar Sweep CL2	Time Deposit	0.10%	$10,462,702	$10,462,702

JP Morgan Asset Account	Time Deposit	0.20%	1,723,295	1,723,295

JP Morgan Business Money Market Account	Money Market Account	0.19%	10	10

Total Investment in Time Deposit and Money Market Accounts (5% of net asset value at fair value)			$12,186,007	$12,186,007

Total Investments[5] (205% of net asset value at fair value)			$546,626,619	$514,225,273

The accompanying notes are an integral part of these financial statements.

[1]
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at December 31, 2008.

[2]	Reflects the fair market value of all existing investments as of December 31, 2008, as determined by our Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2008, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CLO funds.

[5]
The aggregate cost of investments for federal income tax purposes is approximately $547 million. The aggregate gross unrealized appreciation is approximately $20 million and the aggregate gross unrealized depreciation is approximately $53 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	Warrants having a strike price of $0.01 and expiration date of March 2017.
[9]	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.
[10]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[11]	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).

[12]	Money market account holding restricted cash for employee flexible spending accounts.
[13]
These securities are exempt from registration under Rule 144A of the Securities Act of 1933.  These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2007

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 7.5%, Due 6/13	$—	$—	$—

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 11.1%, Due 6/14	5,000,000	4,990,905	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 7.9%, Due 6/13	3,573,000	3,573,000	3,573,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 7.5%, Due 6/13	650,268	650,268	650,268

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.8%, Due 4/12	3,700,000	3,700,000	3,681,500

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.9%, Due 3/13	500,000	500,000	497,500

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.8%, Due 3/13	6,378,125	6,378,125	6,378,125

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 7.2%, Due 4/13	3,832,209	3,829,343	3,654,970

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 7.7%, Due 5/13	579,194	562,331	550,234

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 7.9%, Due 5/13	4,802,419	4,732,592	4,562,298

Allen-Vanguard Corporation[3] Aerospace and Defense	Senior Secured Loan — US Term Loan 12.0%, Due 9/12	2,309,736	2,277,028	2,277,028

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 8.4%, Due 6/14	6,965,000	6,965,000	6,965,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Astoria Generating Company Acquisitions, LLC[6] Utilities	Junior Secured Loan — Second Lien Term Loan C 8.7%, Due 8/13	$4,000,000	$4,049,430	$3,900,000

Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 7.1%, Due 3/14	1,739,465	1,750,599	1,730,768

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 9.0%, Due 12/12	4,060,000	4,010,521	4,019,823

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 9.8%, Due 6/14	4,000,000	3,973,451	3,820,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 10.6%, Due 2/14	4,000,000	3,956,582	3,220,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — First Lien Term Loan 7.6%, Due 7/12	1,975,000	1,987,070	1,846,625

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 11.1%, Due 7/13	2,468,750	2,505,651	1,987,344

Bay Point Re Limited[3,6] Insurance	Senior Secured Loan — Loan 9.6%, Due 12/10	3,000,000	3,019,487	3,019,487

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 8.8%, Due 12/14	4,000,000	4,000,000	3,730,000

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan — Term Loan A 10.1%, Due 11/11	3,733,691	3,733,691	3,733,691

Byram Healthcare Centers, Inc. Healthcare, Education and Childcare	Senior Secured Loan — Revolving Loan 9.7%, Due 11/10	375,000	375,000	375,000

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 7.3%, Due 3/13	2,815,534	2,803,185	2,709,951

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 7.8%, Due 9/12	10,608,400	10,647,600	10,647,600

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.5%, Due 3/14	1,850,051	1,751,546	1,665,046

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 8.8%, Due 10/12	$4,122,807	$4,069,243	$3,978,509

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 8.7%, Due 10/12	—	—	—

Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	10,127,500	9,945,201	9,945,201

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.3%, Due 6/14	2,985,000	2,985,000	2,693,963

Clayton Holdings, Inc[6] Finance	Senior Secured Loan — Term Loan 7.0%, Due 12/11	614,320	616,752	552,888

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 15.0%, Due 3/13	8,120,914	7,711,760	8,120,914

Concord Re Limited[3] Insurance	Senior Secured Loan — Term Loan 9.2%, Due 2/12	3,000,000	3,024,013	3,000,000

CST Industries, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 7.9%, Due 8/13	987,500	990,623	990,623

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 9.0%, Due 8/12	1,995,000	1,903,193	1,923,519

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 12.3%, Due 4/14	3,500,000	3,537,846	3,491,250

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 10.3%, Due 10/13	1,000,000	1,009,544	990,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.3%, Due 6/12	2,876,053	2,876,053	2,876,053

DeltaTech Controls, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 8.0%, Due 7/14	4,000,000	3,980,991	3,980,991

DeltaTech Controls, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 11.7%, Due 1/15	2,000,000	1,961,246	1,961,246

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 11.1%, Due 5/15	$3,000,000	$2,959,031	$2,861,250

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 10.8%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 7.6%, Due 12/13	4,975,000	4,980,828	4,980,828

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Second Lien Term Loan (Dec. 2007) 12.5%, Due 7/14	10,000,000	10,000,000	10,000,000

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan (Dec. 2007) 9.0%, Due 7/13	4,970,013	4,970,013	4,970,013

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan — Series C Loan 10.2%, Due 12/11	3,000,000	3,000,000	2,985,000

Endeavor Energy Resources, L.P. Oil and Gas	Junior Secured Loan — Second Lien Term Loan 9.6%, Due 3/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 7.9%, Due 12/12	7,926,391	7,940,720	7,728,231

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 8.3%, Due 11/12	915,400	915,400	901,669

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 8.2%, Due 10/13	3,694,000	3,694,000	3,601,650

Flatiron Re Ltd.[3] Insurance	Senior Secured Loan — Closing Date Term Loan 9.1%, Due 12/10	3,664,488	3,691,697	3,646,165

Flatiron Re Ltd.[3] Insurance	Senior Secured Loan — Delayed Draw Term Loan 9.1%, Due 12/10	1,774,986	1,788,166	1,766,111

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 8.0%, Due 12/13	1,989,950	1,987,554	1,845,678

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,009,230	2,490,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 8.7%, Due 6/13	$2,000,000	$1,997,874	$1,960,000

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 8.2%, Due 6/11	1,257,143	1,218,578	1,026,143

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 8.3%, Due 6/11	2,701,714	2,618,835	2,205,274

Ginn LA Conduit Lender, Inc. Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 12.3%, Due 6/12	3,000,000	2,680,274	1,925,010

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — New US Term Loan 6.8%, Due 6/13	2,437,280	2,444,818	2,324,556

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 9.0%, Due 6/12	2,962,406	2,894,213	2,346,640

HealthSouth Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.7%, Due 3/13	1,262,594	1,266,540	1,208,403

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 10.7%, Due 10/14	5,000,000	4,803,383	4,550,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 9.1%, Due 10/14	1,000,000	1,000,000	811,660

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 7.4%, Due 4/14	4,161,071	3,947,013	3,682,548

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 11.6%, Due 10/14	3,000,000	3,000,000	2,430,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Delayed Draw Term Loan 7.2%, Due 4/14	—	—	—

IAL Acquisition Co. (International Aluminum Corporation)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 7.6%, Due 3/13	4,039,700	4,039,700	4,039,700

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.4%, Due 9/12	3,950,000	3,937,850	3,937,850

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 7.3%, Due 4/13	$4,962,500	$4,962,500	$4,813,625

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 8.5%, Due 5/12	5,850,000	5,873,152	5,873,152

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 12.5%, Due 5/13	3,000,000	3,021,907	3,021,907

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 8.8%, Due 9/12	10,245,530	10,217,367	10,217,367

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 11.1%, Due 12/13	5,371,429	5,390,350	5,210,286

Kepler Holdings Limited[3] Insurance	Senior Secured Loan — Loan 10.3%, Due 6/09	3,000,000	3,000,000	2,985,000

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan — Loan 10.3%, Due 6/09	2,000,000	2,020,139	1,990,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 9.8%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC Utilities	Junior Secured Loan — Loan (Second Lien) 8.3%, Due 8/13	2,000,000	2,017,210	1,890,000

LBREP/L-Suncal Master I LLC Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 13.8%, Due 2/12	2,254,068	2,254,068	2,006,120

LBREP/L-Suncal Master I LLC[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 8.2%, Due 1/10	3,920,000	3,842,022	3,567,200

LBREP/L-Suncal Master I LLC[6] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 12.2%, Due 1/11	2,000,000	1,918,000	1,780,000

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — First Lien Term Loan 8.6%, Due 8/12	2,955,000	2,955,000	2,955,000

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.2%, Due 3/14	2,898,451	2,898,451	2,266,589

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.9%, Due 1/15	$2,000,000	$2,000,000	$1,970,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 6.8%, Due 6/13	5,338,639	5,376,752	5,131,767

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 12.7%, Due 6/13	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 9.4%, Due 12/12	5,960,018	5,940,018	5,960,018

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 7.9%, Due 1/10	1,969,620	1,979,459	1,890,835

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 9.7%, Due 12/12	5,000,000	5,000,000	5,000,000

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.5%, Due 6/13	1,365,854	1,368,725	1,229,268

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.1%, Due 6/13	536,585	537,713	482,927

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 8.5%, Due 6/11	856,741	856,741	856,741

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Term Loan 8.4%, Due 6/11	4,236,111	4,211,616	4,211,616

Pegasus Solutions, Inc.[12] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 8.1%, Due 4/13	5,755,000	5,755,000	5,755,000

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.7%, Due 6/12	3,259,279	3,265,878	3,177,797

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 9.6%, Due 8/14	4,987,469	4,938,587	4,950,063

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Second Lien Term Loan 13.1%, Due 6/14	$5,000,000	$4,928,938	$4,928,938

Rhodes Companies, LLC, The[6] Buildings and Real Estate	Senior Secured Loan — First Lien Term Loan 8.3%, Due 11/10	1,878,788	1,780,166	1,647,077

Rhodes Companies, LLC, The[6] Buildings and Real Estate	Junior Secured Loan — Second Lien Term Loan 12.6%, Due 11/11	2,000,000	2,011,185	1,266,680

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Second Lien Term Loan 10.7%, Due 10/13	3,000,000	2,978,999	2,782,500

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — First Lien Term Loan 8.7%, Due 6/13	4,975,000	4,927,882	4,950,125

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 7.6%, Due 6/12	995,000	992,532	992,532

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 7.6%, Due 6/12	1,492,500	1,488,798	1,488,798

Sorenson Communications, Inc.[6] Electronics	Senior Secured Loan — Tranche C Term Loan 7.4%, Due 8/13	2,791,551	2,807,105	2,720,897

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 6/14	5,970,000	5,970,000	5,970,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 12/14	7,500,000	7,500,000	7,500,000

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 7.4%, Due 7/12	825,699	831,324	831,324

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 7.3%, Due 7/12	4,097,298	4,125,208	4,125,208

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 10.8%, Due 7/13	1,750,000	1,760,240	1,760,240

Stolle Machinery Company[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Loan (Second Lien) 11.4%, Due 9/13	1,000,000	1,015,115	975,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Stolle Machinery Company[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — First Lien Term Loan 7.9%, Due 9/12	$1,975,000	$1,985,124	$1,945,375

TLC Funding Corp.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 9.9%, Due 5/12	3,930,000	3,850,590	3,959,475

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Second Lien Term Loan 9.1%, Due 12/14	2,000,000	2,033,096	1,890,000

TransAxle LLC Automobile	Senior Secured Loan — Revolver 8.2%, Due 8/11	490,909	486,678	488,832

TransAxle LLC[6] Automobile	Senior Secured Loan — Term Loan 9.2%, Due 9/12	2,812,500	2,812,500	2,812,500

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 8.1%, Due 10/14	3,990,000	3,794,292	3,810,450

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.8%, Due 4/13	4,975,000	4,975,000	4,975,000

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 12.8%, Due 12/13	4,500,000	4,500,000	4,511,250

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Senior Secured Loan — 1st Lien Term Loan 9.0%, Due 12/12	2,000,000	2,000,000	2,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 8.2%, Due 6/13	2,985,000	2,965,778	2,925,300

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 10.6%, Due 3/14	4,132,887	4,166,447	4,132,887

WireCo WorldGroup Inc. [12] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,762,014	5,000,000

WireCo WorldGroup Inc. [12] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 12/12	2,683,177	2,688,724	2,555,726

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 7.1%, Due 6/12	$783,980	$772,832	$733,021

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 7.1%, Due 6/12	668,412	658,900	618,280

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposits 7.1%, Due 6/12	167,103	164,727	154,570

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.5%, Due 10/12	1,995,000	1,985,328	1,985,025

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 12.4%, Due 10/13	1,000,000	1,000,000	1,000,000

Total Investment in Debt Securities (159% of net asset value at fair value)		$426,014,170	$423,439,764	$410,954,082

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interest	1.2%	$1,000,000	$1,000,000

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,069,810	1,069,810

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non- Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	1,500,000

Park Avenue Coastal Holding, LLC[7] Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	803,000

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	580	474,140	379,440

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,043,950	$4,752,250

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,12]	Subordinated Securities	22.2%	$4,415,580	$4,250,000
Katonah III, Ltd.[3,12]	Preferred Shares	23.1%	4,500,000	2,810,000
Katonah IV, Ltd.[3,12]	Preferred Shares	17.1%	3,150,000	2,420,000
Katonah V, Ltd.[3,12]	Preferred Shares	26.7%	3,320,000	420,000
Katonah VII CLO Ltd.[3,9,12]	Subordinated Securities	16.4%	4,500,000	3,950,000
Katonah VIII CLO Ltd[3,9,12]	Subordinated Securities	10.3%	3,400,000	3,290,000
Katonah IX CLO Ltd[3,9,12]	Preferred Shares	6.9%	2,000,000	2,000,000
Katonah X CLO Ltd [3,9,12]	Subordinated Securities	33.3%	10,775,684	11,880,000

Total Investment in CLO Fund Securities			$36,061,264	$31,020,000
(12% of net asset value at fair value)

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, LLC	Membership Interests	100%	$33,394,995	$58,510,360

PKSIL	Class A Shares	100%	71,500	71,500

PKSIL	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates			$33,469,995	$58,585,360
(23% of net asset value at fair value)

Time Deposits and Money Market Account

Portfolio Company / Principal Business	Investment	Yield	Cost	Value[2]
US Bank Eurodollar Sweep CL2[3,10]	Time Deposit	3.50%	$12,809,784	$12,809,784

JP Morgan Asset Account	Time Deposit	3.49%	2,864,705	2,864,705

JP Morgan Business Money Market Account[11]	Money Market Account	0.43%	20,766	20,766

Total Investment in Time Deposits and Money Market Account (6% of net asset value at fair value)			$15,695,255	$15,695,255

Total Investments[5]			$513,710,228	$521,006,947
(201% of net asset value at fair value)

The accompanying notes are an integral part of these financial statements.

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

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	Warrants having a strike price of $0.01 and expiration date of March 2017.
[9]	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.
[10]	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
[11]	Money market account holding restricted cash for employee flexible spending accounts.
[12]
These securities are exempt from registration under Rule 144A of the Securities Act of 1933.  These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

KOHLBERG CAPITAL CORPORATION
 FINANCIAL HIGHLIGHTS
 ($ per share)

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007		For the Period December 11, 2006 (inception) through December 31, 2006
Per Share Data:
Net asset value, at beginning of period	$14.38		$14.29		$15.00
Underwriting Costs	—		—		(0.97)
Post-IPO net asset value	14.38		14.29		14.03
Net income (loss)
Net investment income[1]	1.51		1.27		0.02
Net realized gains[1]	(0.03)		0.01		—
Net change in unrealized appreciation on investments[1]	(4.16)		0.12		0.24
Net income (loss)	(2.68)		1.40		0.26
Net decrease in net assets resulting from distributions
From net investment income	(1.44)		(1.36)		—
From capital gains	—		(0.01)		—
From return of capital	—		(0.03)		—
Total distributions to shareholders	(1.44)		(1.40)		—
Effect of distributions on restricted stock [1]	(0.01)		—		—
Net decrease in net assets resulting from distributions	(1.45)		(1.40)		—
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	1.27		—		—
Issuance of common stock under dividend reinvestment plan	0.12		0.06		—
Stock based compensation expense	0.04		0.03		—
Net increase in net assets relating to stock-based transactions	1.43		0.09		—
Net asset value, end of period	$11.68		$14.38		$14.29
Total net asset value return[2]	(8.7	) %	10.4%		1.9%

Ratio/Supplemental Data:
Per share market value at beginning of period	$12.00		$17.30		$15.00
Per share market value at end of period	$3.64		$12.00		$17.30
Total market return[3]	(57.6	) %	(22.5	) %	15.3%
Shares outstanding at end of period	21,436,936		18,017,699		17,946,333
Net assets at end of period	$250,282,100		$259,068,164		$256,000,423
Portfolio turnover rate	14.0%		24.5%		0.3%[4]
Asset coverage ratio	196%		202%		N/A
Ratio of net investment income to average net assets	11.6%		8.5%		4.4%[5]
Ratio of total expenses to average net assets	7.0%		5.9%		6.3%[5]
Ratio of interest expense to average net assets	4.1%		2.7%		—%[5]
Ratio of non-interest expenses to average net assets	2.9%		3.2%		6.3%[5]

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, LLC (“Katonah Debt Advisors”) securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of December 31, 2008, Katonah Debt Advisors had approximately $2.1 billion of assets under management.  On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also expects to receive distributions of recurring fee income and, as debt markets stabilize and recover, to generate capital appreciation from its investment in the asset management business of Katonah Debt Advisors. Katonah Debt Advisors manages CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. The Company’s investment portfolio as well as the investment portfolios of the CLO Funds in which it has invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and the accounts of its special purpose financing subsidiary, Kohlberg Capital Funding LLC I. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors and its affiliates currently are the only companies in which the Company has a controlling interest).

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make significant estimates and assumptions that affect reported amounts and disclosure in the financial statements, including the fair value of investments that do not have a readily available market value valued at approximately $502 million (approximately 96% of total assets) and $505 million (approximately 95% of total assets) as of December 31, 2008 and 2007, respectively. Actual results could differ from those estimates and the differences could be material.

Certain reclassifications were made to prior year’s presentation to conform to the current year.  Time deposits and money market accounts, which were previously classified as cash and cash equivalents, have been reclassified to short term investments and certain income distributions have been reclassified to distributions from paid-in-capital to conform with current presentation.

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

The Company’s valuation process is described as follows at the end of each fiscal quarter:

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

7)
The Board of Directors discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon the independent pricing service, input of management, independent valuation firms and the recommendations of the Valuation Committee of the Board of Directors.

Loans and Debt Securities.  For loans and debt securities for which market quotations are readily available, such as broadly syndicated term loans and bonds, fair value generally is equal to the market price for those loans and securities. For loans and debt securities for which a market quotation is not readily available, such as middle market term loans, second lien term loans and mezzanine debt investments, fair value is determined by evaluating the borrower’s enterprise value and other market or income valuation approaches generally used to determine fair value. The analysis of enterprise value or overall financial condition or other factors or methodologies may lead to a determination of fair value at a different amount other than cost; as a general rule, such loans and debt securities will be subject to fair value write-downs or other adjustment based on other observable market data or analysis of the borrower and investment as well as when the asset is considered impaired.

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

Cash.  The Company defines cash as demand deposits.

Restricted Cash.  Restricted cash consists mostly of cash held in an operating account pursuant to the Company’s secured credit facility agreement with its lender.

Time Deposits and Money Market Accounts.  Time deposits primarily represent overnight Eurodollar investments of cash held in non-demand deposit accounts.  Such time deposits are partially restricted under terms of the secured credit facility. The money market account contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2008, two issuers representing approximately 0.2% of total investments at fair value were considered in default.

Dividends from Affiliate Asset Manager.  The Company records dividend income from its affiliate asset manager on the declaration date, which represents the ex-dividend date.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing as a component of interest expense. At December 31, 2008, there was an unamortized debt issuance cost of approximately $2 million included in other assets in the accompanying balance sheet. Amortization expense for the years ended December 31, 2008 and 2007 was approximately $522,000 and $319,000, respectively.  The Company had no borrowing facility in place or amortization of debt issuance costs at and for the period ended December 31, 2006.

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

Dividends.  Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and fiscal year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of the Company’s common stock.

3. EARNINGS (LOSSES) PER SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the the years ended December 31, 2008 and 2007, and for the period December 11, 2006 (inception) through December 31, 2006:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period December 11, 2006 (inception) through December 31, 2006

Numerator for basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share:	$(9,567,327)	$26,141,985	$4,670,540
Denominator for basic weighted average shares:	20,276,430	17,977,348	17,946,333
Dilutive effect of restricted stock:	178,892	—	—
Dilutive effect of stock options:	—	—	—
Denominator for diluted weighted average shares:[1]	20,455,322	17,977,348	17,946,333
Basic net increase (decrease) in stockholders’ equity resulting from operations per share:	$(0.47)	$1.45	$0.26
Diluted net increase (decrease) in stockholders’ equity resulting from operations per share:	$(0.47)	$1.45	$0.26

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

The following table shows the Company’s portfolio by security type at December 31, 2008 and December 31, 2007:

	December 31, 2008			December 31, 2007
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$12,185,997	$12,185,997	5%	$15,674,489	$15,674,489	6%
Money Market Account	10	10	—	20,766	20,766	—
Senior Secured Loan	235,123,695	218,342,528	87	265,390,844	260,138,674	100
Junior Secured Loan	143,370,524	126,498,918	51	120,620,715	113,259,293	44
Mezzanine Investment	37,097,183	32,557,165	12	32,418,975	33,066,115	12
Senior Subordinated Bond	3,008,197	2,287,500	1	3,009,230	2,490,000	1
Senior Unsecured Bond	5,259,487	4,800,000	2	2,000,000	2,000,000	1
CLO Fund Securities	66,376,595	56,635,236	23	36,061,264	31,020,000	12
Equity Securities	5,256,660	4,389,831	2	5,043,950	4,752,250	2
Affiliate Asset Managers	38,948,271	56,528,088	22	33,469,995	58,585,360	23

Total	$546,626,619	$514,225,273	205%	$513,710,228	$521,006,947	201%

¹     Calculated as a percentage of net asset value

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2008 and December 31, 2007, were as follows:
	December 31, 2008			December 31, 2007
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$35,545,254	$34,846,047	14%	$32,583,716	$32,481,819	13%
Asset Management Companies[2]	38,948,271	56,528,088	23	33,469,995	58,585,360	23
Automobile	8,811,625	7,750,003	3	5,286,731	5,147,010	2
Broadcasting and Entertainment	2,982,607	2,850,000	1	2,978,999	2,782,500	1
Buildings and Real Estate[3]	38,404,495	19,231,787	8	37,726,396	34,944,226	13
Cargo Transport	20,099,157	20,071,001	8	14,967,369	14,958,789	6
Chemicals, Plastics and Rubber	6,613,081	5,840,000	2	3,956,582	3,220,000	1
CLO Fund Securities	66,376,595	56,635,236	23	36,061,264	31,020,000	12
Containers, Packaging and Glass	7,347,292	7,316,295	3	8,895,059	8,895,059	3
Diversified/Conglomerate Manufacturing	6,282,124	6,095,170	2	8,931,343	8,718,855	3
Diversified/Conglomerate Service	15,868,152	15,139,713	6	17,962,721	17,303,969	7
Ecological	2,721,193	2,727,813	1	3,937,850	3,937,850	2
Electronics	15,172,568	13,686,879	5	15,830,382	15,158,502	6
Farming and Agriculture	4,298,336	1,538,550	1	4,800,651	4,058,835	2
Finance	14,979,849	13,830,557	6	11,590,697	11,209,824	4
Healthcare, Education and Childcare	49,379,475	49,581,920	20	46,715,870	46,637,705	18
Home and Office Furnishings, Housewares, and Durable Consumer Goods	21,331,162	20,273,496	8	24,091,185	23,265,816	9
Hotels, Motels, Inns and Gaming	6,322,276	6,073,739	2	9,364,165	9,091,041	4
Insurance	10,983,041	10,693,769	4	24,346,884	23,941,763	9
Leisure, Amusement, Motion Pictures, Entertainment	16,929,910	16,903,100	6	18,402,600	18,402,600	7
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	35,514,554	36,263,857	14	39,573,338	39,483,418	15
Mining, Steel, Iron and Non-Precious Metals	21,751,631	19,589,104	8	16,338,446	16,069,759	6
Oil and Gas	5,998,263	5,940,000	2	5,997,874	5,960,000	2
Personal and Non Durable Consumer Products (Mfg. Only)	15,208,764	12,264,708	5	17,315,776	14,750,095	6
Personal, Food and Miscellaneous Services	14,722,088	11,445,381	5	13,918,651	13,765,201	5
Printing and Publishing	29,914,605	28,130,061	11	21,622,999	21,236,473	8
Retail Stores	3,755,829	3,755,829	2	4,962,500	4,813,625	2
Time Deposits and Money Market Account	12,186,007	12,186,007	5	15,695,255	15,695,255	6
Utilities	18,178,415	17,037,163	7	16,384,930	15,471,598	6

Total	$546,626,619	$514,225,273	205%	$513,710,228	$521,006,947	201%

[1]	Calculated as a percentage of net asset value.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates.
[3]
 Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2008 and December 31, 2007, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At December 31, 2008 and December 31, 2007, approximately 14% and 11%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 11% and 6% of its portfolio on such dates).

At December 31, 2008 and December 31, 2007, the Company’s ten largest portfolio companies represented approximately 31% and 29%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 11% and 12% of the total fair value of the Company’s investments at December 31, 2008 and December 31, 2007, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represented approximately 16% and 17% of the total fair value of our investments at December 31, 2008 and December 31, 2007, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies. It is the Company’s intention that its aggregate CLO Investments generally not exceed 15% of the Company’s total investment portfolio. Preferred shares or subordinated securities issued by CLO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders and CLO Fund expenses. CLO Funds managed by Katonah Debt Advisors (“CLO fund securities managed by affiliate”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred stock.

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

As of December 31, 2008, all of the CLO Funds in which the Company holds investments continue to make cash payments to all classes of investors. As of December 31, 2008, the Company’s seasoned CLO Fund securities (for which at least four quarterly distributions have been made) had an average annual cash yield of approximately 29%.

The subordinated securities and preferred stock securities are considered equity positions in the CLO Funds and, as of December 31, 2008 and December 31, 2007, the Company had approximately $57 million and $31 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2008 was approximately $66 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $9 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2007, was approximately $36 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $5 million.

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

The following table summarizes the fair value of investments by the above SFAS No. 157 fair value hierarchy levels as of December 31, 2008:

	Level I	Level II	Level III	Total
Time deposits and money market account	$-	$12,186,007	$-	$12,186,007
Debt securities	-	-	384,486,111	384,486,111
CLO fund securities	-	-	56,635,236	56,635,236
Equity securities	1,853	-	4,387,978	4,389,831
Asset manager affiliates	-	-	56,528,088	56,528,088

The following table summarizes the Level III investments by valuation methodology as of December 31, 2008:

Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public / private company comparables	77	—	—	11	88
Discounted cash flow	—	11	—	—	11
Residual enterprise value	—	—	1	—	1
Total	77%	11%	1%	11%	100%

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

Values derived for debt securities using public/private company comparables generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as earnings or cash flows) for the private, underlying company/issuer.  Such non-observable company/issuer data is typically provided on a monthly basis, is certified as correct by the management of the company/issuer and audited by an independent accounting firm on an annual basis.  Since such private company/issuer data is not publicly available, it is not deemed market-observable data and, as a result, such investment values are grouped as Level III assets.

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

The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows:

	Years Ended December 31, 2008
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Transfers in/out of Level 3	—	—	—	—	—
Net amortization/(accretion) of premium/(discount)	717,194	1,456,095	—	—	2,173,289
Purchases (sales), net	277,308	28,859,236	170,168	5,478,276	34,784,988
Total gain (loss) realized and unrealized included in earnings	(27,462,473)	(4,700,095)	(534,440)	(7,535,548)	(40,232,556)
Balance, December 31, 2008	$384,486,111	$56,635,236	$4,387,978	$56,528,088	$502,037,413
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(26,887,293)	$(4,700,095)	$(534,440)	$(7,535,548)	$(39,657,376)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of December 31, 2008, Katonah Debt Advisors and its affiliates had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At December 31, 2008, Katonah Debt Advisors had approximately $2.1 billion of assets under management and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $55 million. As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred stock.

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

As a separately regarded entity for tax purposes, Katonah Debt Advisors is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of Katonah Debt Advisors’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes.  Katonah Debt Advisors’ taxable net income will differ from GAAP net income for both deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences between lease cash payments to GAAP straight line expense and adjustments for the recognition and timing of depreciation, bonuses to employees, stock option expense, and interest rate caps. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

Tax goodwill amortization was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, for tax purposes such exchange was considered an asset purchase under Section 351(a) of the IRS Code (“the Code”). At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, resulting in an annual difference between GAAP income and taxable income by approximately $2 million per year over such period.

At December 31, 2008 and at December 31, 2007 a net amount due from affiliates totaled approximately $391,000 and approximately $541,000, respectively.

Summarized financial information for Katonah Debt Advisors follows:
	As of	As of
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Assets:
Current assets	$8,153,011	$7,035,155
Noncurrent assets	318,106	396,111

Total assets	$8,471,117	$7,431,266

Liabilities:
Current liabilities	3,652,380	4,254,202

Total liabilities	$3,652,380	$4,254,202

	Years Ended	Years Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Gross revenue	$11,206,771	$11,262,969
Total expenses	11,971,596	8,505,115

Net income (loss)	$(764,825)	$2,757,854

Dividends declared	$1,350,000	$500,000

Cumulative undistributed net income	$70,319	$2,185,144

Distressed Debt Platform

In December 2007, the Company committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz named Panagos and Katz Situational Investing (“PKSIL”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. The Company expects that funds managed by PKSIL will invest in the debt and equity securities of companies that are restructuring due to financial or operational distress. The Company also expects that PKSIL may selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. The Company has committed to invest up to $2.5 million directly in PKSIL through an investment in Class A shares. The Company has a 35% economic interest in PKSIL through its investment in Class B shares on which it will receive its pro rata share of PKSIL’s operating income and may make an investment of up to $25 million in the funds managed by PKSIL on which the Company will receive investment income. PKSIL may also source distressed debt opportunities in which we may make direct investments. As of December 31, 2008, the Company funded approximately $1.8 million of its $2.5 million total commitment to PKSIL which is an investment in the Class A shares of PKSIL. As of December 31, 2008, PKSIL had no significant operations.

6. BORROWINGS

The Company’s debt obligations consist of the following:
	As of	As of
	December 31, 2008	December 31, 2007

Secured credit facility, $275 million commitment due September 29, 2010	$261,691,148	$255,000,000

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

Advances under the Facility are used by the Company primarily to make additional investments. The Facility is secured by loans that it currently owns and the loans acquired by the Company with the advances under the Facility. The Company borrows under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I.

During September 2008, the Company was notified by the lenders that the liquidity banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless the Company agreed to certain revised terms for the Facility.  As a result, the lenders proposed new terms to the Company in order to extend additional fundings under the Facility.  The Company viewed such proposed terms as unfavorable and has opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility.  In accordance with the terms of the Facility, all principal and interest collected from the assets by which the Facility is secured are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”).   During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  The Company believes it has sufficient cash and liquid assets to fund normal operations and dividend distributions.  At the end of the amortization period, the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings, or the Company may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under our Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At year-end, our leverage ratio covenant was met using the December 31, 2008 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of September 30, 2008.  The Company remains in compliance with the leverage covenant ratio based on the March 12, 2009 Facility balance and the GAAP stockholders’ equity balance as of September 30, 2008.

The weighted average daily debt balance for the year ended December 31, 2008 and 2007 was approximately $248 million and $106 million, respectively. For the year ended December 31, 2008 and 2007, the weighted average interest rate on weighted average outstanding borrowings was approximately 3% and 5% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of December 31, 2008, the Company had restricted cash balances of approximately $2 million and time deposit balances of approximately $6 million, which it maintained in accordance with the terms of the Facility.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.  We have distributed, or intend to distribute, sufficient dividends to eliminate taxable income for our completed tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. We have a tax fiscal year that ends on December 31.

For the quarter ended December 31, 2008, the Company declared a dividend on December 19, 2008 of $0.27 per share for a total of approximately $6 million. The record date was December 31, 2008 and the dividend was distributed on January 29, 2009.  For the year ended December 31, 2008, the Company paid dividends of approximately $30 million or $1.44 per share.  For income tax purposes our distributions to shareholders for the fiscal year ended December 31, 2008 were composed of $1.41 per share of non-qualified distributions and $0.03 per share of qualified distributions.  The tax character of distributions are the same as reported on the Statements of Changes in Net Assets.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the year ended December 31, 2008:

Year Ended
December 31, 2008

Pre-tax net decrease in stockholders’ equity resulting from operations	$(9,567,327)
Net unrealized losses on investments transactions not taxable	39,698,065
Income not currently taxable	(1,390,939)
Expenses not currently deductible	940,864

Taxable income before deductions for distributions	$29,680,663

Taxable income before deductions for distributions per weighted average shares for the period	$1.46

As of December 31, 2008, the tax-basis components of accumulated losses were as follows:

Year Ended
December 31, 2008

Undistributed ordinary income	$977,904
Capital loss carryforward	(680,687)
Net unrealized depreciation	(32,401,346)

Total tax-basis accumulated losses	$(32,104,129)

As of December 31, 2008, the Company had a net capital loss carryforward of $680,687 to offset future capital gains to the extent provided by regulations, all of which will expire on December 31, 2016.

As of December 31, 2008, the Company had temporary book/tax differences primarily attributed to amortization of discount on CLO Fund Securities.  Permanent differences, resulting primarily from non-deductible stock option expense, and other book to tax differences resulted in the following reclassifications among the Company’s components of stockholders’ equity at December 31, 2008:

Year Ended
December 31, 2008

Accumulated undistributed net investment income	$1,076,078
Accumulated net realized loss	$(105,508)
Paid-in-capital	$(970,570)

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2008 and December 31, 2007, the Company had committed to make a total of approximately $3 million and $4 million, respectively, of investments in various revolving senior secured loans, of which approximately $1 million was funded as of December 31, 2008 and $866,000 was funded as of December 31, 2007. As of December 31, 2008 and December 31, 2007, the Company had committed to make a total of approximately $0 and $8 million, respectively, of investments in a delayed draw senior secured loans of which $0 was funded as of December 31, 2008 and approximately $5 million was funded as of December 31, 2007.

In October 2007 Katonah Debt Advisors entered into a letter agreement (the “Letter Agreement”) with Bear Stearns & Co. Inc. (“Bear Stearns”) in connection with a warehouse credit line established to fund the initial accumulation of assets for three CLO funds, pursuant to which agreement Katonah Debt Advisors undertook certain “first loss” commitments, as described in more detail below.  In return for Katonah Debt Advisors’ first loss commitment, Katonah Debt Advisors was entitled to receive net interest income from the underlying assets in the loan warehouse. In the future, Kohlberg Capital or Katonah Debt Advisors may enter into similar agreements in connection with funding the initial accumulation of senior secured corporate loans and certain other debt securities for future CLO Funds that Katonah Debt Advisors will manage.   Such “first loss” commitments relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line. In return for Katonah Debt Advisors’ first loss commitment, Katonah Debt Advisors was entitled to receive net interest income from the underlying assets in the loan warehouse.

Under the Letter Agreement with Bear Stearns, Katonah Debt Advisors engaged Bear Stearns to structure and raise three CLO funds, to be named Katonah 2007-I CLO Ltd. (“Katonah 2007”), Katonah 2008-I CLO Ltd. (“Katonah 2008-I”) and Katonah 2008-II CLO Ltd. (“Katonah 2008-II” and, together with Katonah 2007 and Katonah 2008-I, the “2008 CLO Funds”), to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors).  As part of this engagement, Bear Stearns provided certain credit lines to accumulate and fund into a loan warehouse the initial assets for the 2008 CLO Funds. As mentioned above, Katonah Debt Advisors undertook a first loss commitment, requiring Katonah Debt Advisors to reimburse Bear Stearns in certain circumstances for (i) certain losses (if any) incurred on the assets warehoused for the 2008 CLO Funds prior to their completion, or (ii) if one or all of the CLO Funds fail to close, a portion of the losses (if any) on the resale of the warehoused assets. On January 23, 2008, Katonah Debt Advisors and Bear Stearns closed Katonah 2007.  Katonah Debt Advisors received a structuring fee upon closing and Katonah Debt Advisors expects to earn an ongoing asset management fee based on the par amount of the underlying investments in Katonah 2007. Approximately $212 million of assets were transferred from the loan warehouse into Katonah 2007.  While the securities issued by the CLO Funds managed by Katonah Debt Advisors are primarily held by third parties, Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of Katonah 2007.  In connection with the closing of Katonah 2007, Katonah Debt Advisors’ maximum first loss obligation amount under its commitment letter with Bear Stearns was reduced from $22.5 million to $18 million.

None of the other 2008 CLO Funds were completed and, as a result, pursuant to the Letter Agreement, both Katonah Debt Advisors and J.P. Morgan Securities Inc. ("JPMorgan") (f/k/a Bear Stearns & Co. Inc.) asserted claims against the other and defenses thereto. Without admitting any liability or wrongdoing, Katonah Debt Advisors and JPMorgan agreed to compromise and settle all of the disputes, issues and claims between them relating to the agreements in exchange for an agreement to terminate all obligations and liabilities of Katonah Debt Advisors and of JPMorgan under the existing agreements relating to the 2008 CLO Funds, payment by Katonah Debt Advisors of an aggregate of $6 million in installments over a period of one year and the forfeiture by Katonah Debt Advisors of the net interest income earned through the settlement date on the warehoused assets. In December 2008, Katonah Debt Advisors entered into a settlement and termination agreement with JPMorgan reflecting the settlement terms described above.

As a result of this settlement, Katonah Debt Advisors recognized a $6 million settlement cost and write-off of previously accrued net interest income on warehoused assets of approximately $4 million for the year ended December 31, 2008.  For the year ended December 31, 2008, Katonah Debt Advisors had an after-tax loss of approximately $765,000.

The Company recognized the impact of this settlement and forfeiture of warehouse income as a non-cash reduction to the unrealized appreciation of the value of its investment in Katonah Debt Advisors and contributed additional equity to Katonah Debt Advisors. Consequently, this settlement is not expected to have a material impact on Kohlberg Capital's net investment income or quarterly dividend.

As of December 31, 2008, the Company funded approximately $1.8 million of our $2.5 million total commitment to PKSIL which is an investment in the Class A shares of PKSIL.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. During the years ended December 31, 2008 and December 31, 2007, the Company issued 316,237 and 71,366 shares, respectively, of common stock under its dividend reinvestment plan.  For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting.  The total number of shares issued and outstanding as of December 31, 2008 was 21,776,519 and 21,436,936, respectively and shares issued and outstanding as of December 31, 2007 was 18,017,699.

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

Stock Options

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period.  During the year ended December 31, 2008, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive one share of restricted stock for every five options so cancelled.  The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options.  During the year ended December 31, 2008, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock.

During the year ended December 31, 2007, 90,000 options granted to employees were forfeited.  During the year ended December 31, 2008, 1,265,000 options granted to employees were forfeited, inclusive of options forfeited in exchange for restricted stock as noted above.  As of December 31, 2008, 20,000 total options were outstanding, 10,000 of which were exercisable. The options have an estimated remaining contractual life of 9 years and 5 months.

During the year ended December 31, 2008, the weighted average grant date fair value per share for options granted during the period was $1.50.  During the year ended December 31, 2007, the weighted average grant date fair value per share for options granted during the period was $1.90. For the years ended December 31, 2008 and December 31, 2007, the weighted average grant date fair value per share for options forfeited during the period was $1.58 and $1.81, respectively. Information with respect to options granted, exercised and forfeited under the Plan for the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—
Forfeited	(1,315,000)	$15.52

Outstanding at December 31, 2008	20,000	$11.97	9.5	$—

Total vested at December 31, 2008	10,000	$11.97	8.8

[1]	Represents the difference between the market value of the options at December 31, 2008 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the year ended December 31, 2008, total stock option expense of approximately $329,000 was recognized and expensed at the Company; of this amount approximately $260,000 was expensed at the Company and approximately $69,000 was expensed at Katonah Debt Advisors. At December 31, 2008, the Company had approximately $7,000 of compensation cost related to unvested stock-based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 0.4 years.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled.  The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options.  As of December 31, 2008, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock.

During the year ended December 31, 2008, 3,000 shares of restricted stock were vested and converted into common shares.  As of December 31, 2008, 334,250 restricted shares remain unvested and 5,333 shares are vested and are pending conversion to common shares upon the employee meeting certain contractual obligations.

As of December 31, 2008, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 20,000 shares of common stock outstanding and there were 339,583 shares of restricted stock outstanding.  Information with respect to restricted stock granted, exercised and forfeited under the Plan for the year ended December 31, 2008 is as follows:

	Non-Vested Restricted Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)
Non-vested shares outstanding at January 1, 2008	—	$—
Granted	359,250	$10.73	2.4
Exercised	(3,000)	$9.21
Forfeited	(16,667)	$9.21
Outstanding at December 31, 2008	339,583	$10.83	2.4

Total non-vested shares at December 31, 2008	334,250	$10.84	2.4
Total vested shares at December 31, 2008	5,333	$10.39

During the years ended December 31, 2008, the Company recognized non-cash compensation expense of approximately $525,000 relating to restricted stock grants; of this amount approximately $463,000 was expensed at the Company and approximately $62,000 was expensed at Katonah Debt Advisors. Dividends are paid on all issued shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the years ended December 31, 2008 and 2007, the Company made contributions to the 401K Plan of approximately $33,000 and $22,000, respectively.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the year ended December 31, 2008, the Company did not contribute to the Profit-Sharing Plan. For the year ended December 31, 2007, the Company increased its contributions to the Profit-Sharing Plan by approximately $138,000.

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

13. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Total interest and related portfolio income	$14,332,842	$12,265,524	$11,328,553	$11,285,291
Net investment income and realized gains	$8,049,958	$7,762,979	$7,467,710	$6,850,091
Net increase (decrease) in net assets resulting from operations	$195,252	$7,297,285	$3,988,536	$(21,048,400)
Net increase (decrease) in net assets resulting from operations per share—basic	$0.01	$0.36	$0.19	$(0.98)
Net increase (decrease) in net assets resulting from operations per share—diluted	$0.01	$0.36	$0.18	$(0.97)
Net investment income and realized gains per share—basic	$0.45	$0.38	$0.35	$0.32
Net investment income and realized gains per share—diluted	$0.45	$0.38	$0.34	$0.31

	Q1 2007[1]	Q2 2007[1]	Q3 2007[1]	Q4 2007
Total interest and related portfolio income	$6,534,567	$8,578,364	$10,483,244	$12,882,839
Net investment income and realized gains	$4,892,907	$5,425,858	$6,018,176	$6,688,325
Net increase (decrease) in net assets resulting from operations	$13,949,008	$16,940,501	$(4,683,689)	$(63,835)
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.78	$0.94	$(0.26)	$—
Net investment income and realized gains per share—basic and diluted	$0.27	$0.30	$0.33	$0.37

¹   Certain unaudited Quarterly Data has been reclassified to conform with current presentation

14. SUBSEQUENT EVENTS

None, other than those noted above.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”). (1)

3.2	Form of Bylaws of the Company. (2)

4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share. (1)

4.2	Form of Registration Rights Agreement. (3)

4.3	Form of Dividend Reinvestment Plan. (3)

10.1	Form of the Amended and Restated 2006 Equity Incentive Plan. (9)

10.2	Form of Company Non-Qualified Stock Option Certificate. (3)

10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association. (3)

10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, LLC. (1)

10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, LLC. (3)

10.6	Form of Employment Agreement between the Company and Dayl W. Pearson. (3)

10.7	Form of Employment Agreement between the Company and Michael I. Wirth. (3)

10.8	Form of Employment Agreement between the Company and R. Jon Corless. (3)

10.9	Form of Employment Agreement between the Company and E.A. Kratzman. (3)

10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman. (3)

10.11	Form of Indemnification Agreement for Officers and Directors of the Company. (4)

10.12
Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee. (5)

10.13
Execution Copy of First Amendment to Loan Funding and Servicing Agreement, dated as of May 30, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee. (6)

10.14
Execution Copy of Second Amendment to Loan Funding and Servicing Agreement, dated as of October 1, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee. (6)

Exhibit Number	Description
10.15
Execution Copy of Third Amendment to Loan Funding and Servicing Agreement, dated as of November 21, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee. (8)

10.16	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company. (7)

10.17	Form of 2008 Non-Employee Director Plan. (10)

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

(2)	Incorporated by reference to the exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).

(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).

(4)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).

(5)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).

(6)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).

(7)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).

(8)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).

(9)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).

(10)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on June 30, 2008 (File No. 333-151268).