Form 10-K/A
period 2008-12-31
Kohlberg Capital CORP
filed 2009-03-25
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 (“Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which Kohlberg Capital Corporation filed with the SEC on March 16, 2009 (“Annual Report”). This Amendment is being filed solely for the purpose of including Exhibit 21.1 which was inadvertently omitted as part of the exhibits included under Item 15 of Part IV of the Annual Report. All other Items of the 2008 Annual Report on Form 10-K are unaffected by the change described above and have been omitted from this amendment. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Annual Report. This Amendment does not otherwise update information in the Annual Report to reflect facts or events occurring subsequent to the date of the Annual Report. Currently-dated certifications from Kohlberg Capital Corporation's Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of Kohlberg Capital Corporation (the “Company” or the “Registrant”) were included in the Annual Report and are unaffected by this Amendment:

Balance Sheets as of December 31, 2008 and December 31, 2007

Statements of Operations for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006

Statements of Changes in Net Assets for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006

Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006

Schedules of Investments as of December 31, 2008 and December 31, 2007

Financial Highlights for the years ended December 31, 2008, December 31, 2007 and for the period from December 11, 2006 (inception) through December 31, 2006

Notes to Financial Statements

2. Exhibits

Exhibit Index

Exhibits designated by the symbol “*” are filed with this Annual Report on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

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

10.16	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company. (7)

10.17	Form of 2008 Non-Employee Director Plan. (10)

21.1	List of Subsidiaries. *

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (11)

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

(2)	Incorporated by reference to the exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).

(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).

(4)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).

(5)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).

(6)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).

(7)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).

(8)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).

(9)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).

(10)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on June 30, 2008 (File No. 333-151268).

(11)	Incorporated by reference to the Exhibit 23.1 of the Annual Report on Form 10-K, as filed on March 16, 2009 (File No. 814-00735).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOHLBERG CAPITAL CORPORATION

Date: March 25, 2009	By	/s/ Dayl W. Pearson
Dayl W. Pearson President and Chief Executive Officer