Form 10-Q
period 2009-03-31
Kohlberg Capital CORP
filed 2009-05-11
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of outstanding shares of common stock of the registrant as of April 30, 2008 was 21,743,470.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS
	As of March 31, 2009	As of December 31, 2008
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2009 - $146,547; 2008 - $12,185,997)	$146,547	$12,185,997
Money market accounts (cost: 2009 - $6,027; 2008 - $10)	6,027	10
Debt securities (cost: 2009 - $402,769,534; 2008 - $423,859,086)	361,867,183	384,486,111
CLO fund securities managed by non-affiliates (cost: 2009 - $15,638,267; 2008 - $15,590,951)	5,347,000	9,099,000
CLO fund securities managed by affiliate (cost: 2009 - $51,096,688; 2008 - $50,785,644)	44,440,236	47,536,236
Equity securities (cost: 2009 - $5,256,660; 2008 - $5,256,660)	4,389,278	4,389,831
Asset manager affiliates (cost: 2009 - $39,216,715; 2008 - $38,948,271)	58,166,214	56,528,088
Total Investments at fair value	474,362,485	514,225,273
Cash	4,219,072	251,412
Restricted cash	8,916,719	2,119,991
Interest and dividends receivable	3,554,747	4,168,599
Receivable for open trades	663,316	—
Due from affiliates	2,203,241	390,590
Other assets	1,767,411	1,716,446
Total assets	$495,686,991	$522,872,311

LIABILITIES
Borrowings	$245,045,884	$261,691,148
Payable for open trades	—	1,955,000
Accounts payable and accrued expenses	1,938,990	3,064,403
Dividend payable	—	5,879,660
Total liabilities	$246,984,874	$272,590,211
Commitments and contingencies (note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000,000 common shares authorized; 21,910,452 and 21,576,202 common shares issued and outstanding at March 31, 2009 and 21,776,519 and 21,436,936 issued and outstanding at December 31, 2008	$215,762	$214,369
Capital in excess of par value	282,870,823	282,171,860
Accumulated undistributed net investment income	8,071,544	977,904
Accumulated net realized losses	(2,688,060)	(680,687)
Net unrealized depreciation on investments	(39,767,952)	(32,401,346)

Total stockholders' equity	$248,702,117	$250,282,100

Total liabilities and stockholders' equity	$495,686,991	$522,872,311

NET ASSET VALUE PER COMMON SHARE	$11.53	$11.68

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Investment Income:
Interest from investments in debt securities	$7,404,752	$9,699,836
Interest from cash and time deposits	4,670	86,603
Dividends from investments in CLO fund securities managed by non-affiliates	480,392	1,538,207
Dividends from investments in CLO fund securities managed by affiliate	2,127,326	1,523,082
Dividends from affiliate asset manager	—	350,000
Capital structuring service fees	116,735	1,135,114
Total investment income	10,133,875	14,332,842
Expenses:
Interest and amortization of debt issuance costs	1,508,011	3,344,422
Compensation	842,573	1,176,838
Professional fees	336,329	616,648
Insurance	91,763	73,437
Administrative and other	261,559	345,226
Total expenses	3,040,235	5,556,571
Net Investment Income	7,093,640	8,776,271
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(2,007,373)	(726,313)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(1,529,375)	(7,745,977)
Equity securities	(553)	(1,190,846)
CLO fund securities managed by affiliate	(3,407,044)	(650,244)
CLO fund securities managed by non-affiliate	(3,799,316)	(2,144,379)
Affiliate asset manager investments	1,369,682	3,876,740
Net realized and unrealized depreciation on investments	(9,373,979)	(8,581,019)
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$(2,280,339)	$195,252
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share—Basic and Diluted	$(0.10)	$0.01
Net Investment Income Per Common Share—Basic and Diluted	$0.32	$0.49
Net Investment Income and Net Realized Losses Per Common Share—Basic and Diluted	$0.23	$0.45
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	21,532,756	18,074,944

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operations:
Net investment income	$7,093,640	$8,776,271
Net realized loss from investment transactions	(2,007,373)	(726,313)
Net change in unrealized appreciation/depreciation on investments	(7,366,606)	(7,854,706)
Net increase (decrease) in net assets resulting from operations	(2,280,339)	195,252

Shareholder distributions:
Dividends from net investment income to common stockholders	—	(7,418,665)
Net decrease in net assets resulting from stockholder distributions	—	(7,418,665)

Capital share transactions:
Issuance of common stock for dividend reinvestment plan	464,747	892,471
Vesting of restricted stock	53	—
Stock based compensation	235,556	156,061
Net increase in net assets resulting from capital share transactions	700,356	1,048,532
Net assets at beginning of period	250,282,100	259,068,164
Net assets at end of period (including undistributed net investment income of $8,071,544 in 2009 and accumulated distributions in excess of net investment income of $304,278 in 2008)	$248,702,117	$252,893,283
Net asset value per common share	$11.53	$13.98
Common shares outstanding at end of period	21,576,202	18,094,306

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$(2,280,339)	$195,252
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations:
Net realized loss on investment transactions	2,007,373	726,313
Net change in unrealized appreciation/depreciation on investments	7,366,606	7,854,706
Net accretion of discount on securities	(649,944)	(452,739)
Amortization of debt issuance cost	206,174	105,280
Purchases of investments	(2,684,007)	(43,787,932)
Payment-in-kind interest	(681,621)	(316,643)
Proceeds from sale and redemption of investments	31,886,065	45,077,565
Stock based compensation expense	235,556	156,061
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	613,852	1,806,762
Decrease (increase) in other assets	(257,139)	288,922
Decrease (increase) in due from affiliates	(1,812,651)	391,052
Decrease in accounts payable and accrued expenses	(1,125,413)	(2,233,999)

Net cash provided by operating activities	32,824,512	9,810,600

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	53	—
Dividends paid in cash	(5,414,913)	(6,134,432)
Cash paid on repayment of debt	(16,645,264)	(5,000,000)
Decrease (increase) in restricted cash	(6,796,728)	923,267

Net cash used in financing activities	(28,856,852)	(10,211,165)

CHANGE IN CASH	3,967,660	(400,565)
CASH, BEGINNING OF PERIOD	251,412	2,088,770
CASH, END OF PERIOD	$4,219,072	$1,688,205

Supplemental Information:
Interest paid during the period	$1,722,797	$3,666,254
Non-cash dividends paid during the period under dividend reinvestment plan	$464,747	$892,471

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of March 31, 2009
(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[6]	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.3%, Due 6/13	$355,920	$355,920	$355,920
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.	Senior Secured Loan — Revolving Loan 5.0%, Due 6/13	240,000	232,999	240,000
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.[6]	Junior Secured Loan — Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	5,000,000
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.[6]	Senior Secured Loan — Term Loan (First Lien) 3.7%, Due 6/13	1,829,610	1,829,610	1,829,610
Home and Office Furnishings, Housewares, and Durable Consumer Products

Aero Products International, Inc.[6]	Senior Secured Loan — Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	3,118,560
Personal and Non Durable Consumer Products (Mfg. Only)

Aerostructures Acquisition LLC[6]	Senior Secured Loan — Delayed Draw Term Loan 6.8%, Due 3/13	423,820	423,820	423,820
Aerospace and Defense

Aerostructures Acquisition LLC[6]	Senior Secured Loan — Term Loan 6.8%, Due 3/13	5,364,456	5,364,456	5,364,456
Aerospace and Defense

AGA Medical Corporation[6]	Senior Secured Loan — Tranche B Term Loan 3.2%, Due 4/13	1,832,209	1,831,160	1,653,569
Healthcare, Education and Childcare

AGS LLC[6]	Senior Secured Loan — Delayed Draw Term Loan 3.5%, Due 5/13	440,925	436,006	418,879
Hotels, Motels, Inns, and Gaming

AGS LLC[6]	Senior Secured Loan — Initial Term Loan 3.5%, Due 5/13	3,151,285	3,116,125	2,993,720
Hotels, Motels, Inns, and Gaming

AmerCable Incorporated[6]	Senior Secured Loan — Initial Term Loan 4.8%, Due 6/14	5,885,138	5,885,138	5,885,138
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Astoria Generating Company Acquisitions, L.L.C.[6]	Junior Secured Loan — Term C 4.3%, Due 8/13	4,000,000	4,038,494	3,613,340
Utilities

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6]	Senior Secured Loan — Term Loan 4.8%, Due 3/14	$1,717,557	$1,726,344	$1,717,557
Cargo Transport

Aurora Diagnostics, LLC[6]	Senior Secured Loan — Tranche A Term Loan (First Lien) 5.1%, Due 12/12	4,211,091	4,179,946	4,211,091
Healthcare, Education and Childcare

Awesome Acquisition Company (CiCi's Pizza)[6]	Junior Secured Loan — Term Loan (Second Lien) 6.2%, Due 6/14	4,000,000	3,978,611	3,820,000
Personal, Food and Miscellaneous Services

AZ Chem US Inc.	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,680,514	2,640,000
Chemicals, Plastics and Rubber

AZ Chem US Inc.[6]	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,965,382	3,200,000
Chemicals, Plastics and Rubber

Bankruptcy Management Solutions, Inc.[6]	Junior Secured Loan — Loan (Second Lien) 6.8%, Due 7/13	2,437,500	2,465,782	1,901,250
Diversified/Conglomerate Service

Bankruptcy Management Solutions, Inc.[6]	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/12	1,950,000	1,958,669	1,798,875
Diversified/Conglomerate Service

Bicent Power LLC[6]	Junior Secured Loan — Advance (Second Lien) 5.2%, Due 12/14	4,000,000	4,000,000	3,730,000
Utilities

BP Metals, LLC[6]	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,613,520	4,613,520	4,613,520
Mining, Steel, Iron and Non-Precious Metals

Broadlane, Inc.[6]	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,975,000	4,909,590	4,975,000
Healthcare, Education and Childcare

Caribe Information Investments Incorporated[6]	Senior Secured Loan — Term Loan 2.8%, Due 3/13	1,692,370	1,686,714	1,362,358
Printing and Publishing

Cast & Crew Payroll, LLC (Payroll Acquisition)[6]	Senior Secured Loan — Initial Term Loan 4.2%, Due 9/12	8,878,100	8,902,239	8,878,100
Leisure, Amusement, Motion Pictures, Entertainment

CEI Holdings, Inc. (Cosmetic Essence)[6]	Senior Secured Loan — Term Loan 8.3%, Due 3/14	1,465,584	1,403,218	1,172,467
Personal and Non Durable Consumer Products (Mfg. Only)

Centaur, LLC[6]	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,770,187	2,743,686	2,631,677
Hotels, Motels, Inns, and Gaming

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Charlie Acquisition Corp.	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$11,324,900	$11,184,207	$7,927,430
Personal, Food and Miscellaneous Services

Clarke American Corp.[6]	Senior Secured Loan — Tranche B Term Loan 3.4%, Due 6/14	2,947,500	2,947,500	2,290,208
Printing and Publishing

CoActive Technologies, Inc.[6]	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 7/14	3,950,000	3,934,798	3,950,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

CoActive Technologies, Inc.[6]	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 1/15	2,000,000	1,968,090	2,000,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Coastal Concrete Southeast, LLC	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	9,107,836	8,797,556	5,464,702
Buildings and Real Estate[4]

Cooper-Standard Automotive Inc[6]	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,290,143	2,800,000
Automobile

DaimlerChrysler Financial Services Americas LLC[6]	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 8/12	3,949,899	3,730,211	2,764,930
Finance

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6]	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,496	990,000
Electronics

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6]	Junior Secured Loan — Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,510,453	6,747,125
Electronics

Delta Educational Systems, Inc.[6]	Senior Secured Loan — Term Loan 7.5%, Due 6/12	2,716,189	2,716,189	2,716,189
Healthcare, Education and Childcare

Dex Media West LLC	Senior Secured Loan — Tranche B Term Loan 7.0%, Due 10/14	7,000,000	6,338,369	6,289,990
Printing and Publishing

Dresser, Inc.[6]	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 5/15	3,000,000	2,966,002	2,830,005
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

DRI Holdings, Inc.[6]	Junior Secured Loan — US Term Loan (Second Lien) 7.2%, Due 7/15	6,000,000	5,434,084	6,000,000
Healthcare, Education and Childcare

Edgestone CD Acquisition Corp. (Custom Direct)[6]	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	5,000,000	5,000,000	4,450,000
Printing and Publishing

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6]	Senior Secured Loan — Term Loan (First Lien) 4.0%, Due 12/13	$4,444,550	$4,448,673	$4,311,214
Printing and Publishing

eInstruction Corporation[6]	Senior Secured Loan — Initial Term Loan 5.7%, Due 7/13	4,722,988	4,722,988	4,722,988
Healthcare, Education and Childcare

eInstruction Corporation[6]	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	10,000,000
Healthcare, Education and Childcare

Endeavor Energy Resources, L.P.[6]	Junior Secured Loan — Initial Loan (Second Lien) 5.1%, Due 4/12	4,000,000	4,000,000	4,000,000
Oil and Gas

Fasteners For Retail, Inc.[6]	Senior Secured Loan — Term Loan 5.1%, Due 12/12	4,309,693	4,315,538	4,266,596
Diversified/Conglomerate Manufacturing

FD Alpha Acquisition LLC (Fort Dearborn)[6]	Senior Secured Loan — US Term Loan 3.6%, Due 11/12	1,702,018	1,595,905	1,676,488
Printing and Publishing

First American Payment Systems, L.P.[6]	Senior Secured Loan — Term Loan 4.5%, Due 10/13	3,356,000	3,356,000	3,356,000
Finance

First Data Corporation	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.3%, Due 9/14	4,962,217	4,541,562	4,509,414
Finance

Ford Motor Company[6]	Senior Secured Loan — Term Loan 3.6%, Due 12/13	1,964,824	1,962,954	1,375,377
Automobile

Freescale Semiconductor, Inc.	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,007,943	2,287,500
Electronics

Frontier Drilling USA, Inc.[6]	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,359	1,940,000
Oil and Gas

Ginn LA Conduit Lender, Inc.[10]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857
Buildings and Real Estate[4]

Ginn LA Conduit Lender, Inc.[10]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383
Buildings and Real Estate[4]

Ginn LA Conduit Lender, Inc.[10]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000
Buildings and Real Estate[4]

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Hawkeye Renewables, LLC[6,10]	Senior Secured Loan — Term Loan (First Lien) 8.3%, Due 6/12	$2,908,544	$2,857,697	$1,250,674
Farming and Agriculture

HMSC Corporation (aka Swett and Crawford)[6]	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,839,123	4,550,000
Insurance

Huish Detergents Inc.[6]	Junior Secured Loan — Loan (Second Lien) 4.8%, Due 10/14	1,000,000	1,000,000	765,000
Personal and Non Durable Consumer Products (Mfg. Only)

Hunter Fan Company[6]	Senior Secured Loan — Initial Term Loan (First Lien) 3.0%, Due 4/14	3,723,929	3,584,725	3,165,339
Home and Office Furnishings, Housewares, and Durable Consumer Products

Hunter Fan Company[6]	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 10/14	3,000,000	3,000,000	2,347,500
Home and Office Furnishings, Housewares, and Durable Consumer Products

Infiltrator Systems, Inc.[6]	Senior Secured Loan — Term Loan 8.0%, Due 9/12	2,720,836	2,714,668	2,720,836
Ecological

Inmar, Inc.[6]	Senior Secured Loan — Term Loan 2.8%, Due 4/13	3,755,829	3,755,829	3,755,829
Retail Stores

International Aluminum Corporation (IAL Acquisition Co.)[6]	Senior Secured Loan — Term Loan 3.9%, Due 3/13	2,993,750	2,993,750	2,993,750
Mining, Steel, Iron and Non-Precious Metals

Intrapac Corporation/Corona Holdco[6]	Senior Secured Loan — 1st Lien Term Loan 4.7%, Due 5/12	4,316,295	4,328,506	4,316,295
Containers, Packaging and Glass

Intrapac Corporation/Corona Holdco[6]	Junior Secured Loan — Term Loans (Second Lien) 8.7%, Due 5/13	3,000,000	3,016,821	3,000,000
Containers, Packaging and Glass

Jones Stephens Corp.[6]	Senior Secured Loan — Term Loan 6.3%, Due 9/12	10,051,486	10,031,220	10,051,486
Buildings and Real Estate[4]

JW Aluminum Company[6]	Junior Secured Loan — Term Loan (Second Lien) 7.3%, Due 12/13	5,371,429	5,386,385	3,222,857
Mining, Steel, Iron and Non-Precious Metals

KIK Custom Products Inc.[6]	Junior Secured Loan — Loan (Second Lien) 5.5%, Due 12/14	5,000,000	5,000,000	3,400,000
Personal and Non Durable Consumer Products (Mfg. Only)

La Paloma Generating Company, LLC[6]	Junior Secured Loan — Loan (Second Lien) 4.7%, Due 8/13	2,000,000	2,013,383	2,000,000
Utilities

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LBREP/L-Suncal Master I LLC[6,10]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	$3,875,156	$3,845,064	$290,637
Buildings and Real Estate[4]

LBREP/L-Suncal Master I LLC[6,10]	Junior Secured Loan — Term Loan (Second Lien) 5.5%, Due 1/11	2,000,000	1,920,211	7,500
Buildings and Real Estate[4]

LBREP/L-Suncal Master I LLC[10]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	1,000
Buildings and Real Estate[4]

Lear Corporation	Senior Secured Loan — Term Loan 3.3%, Due 4/12	1,993,927	1,730,785	1,694,838
Automobile

Legacy Cabinets, Inc.[6]	Senior Secured Loan — Term Loan 6.1%, Due 8/12	2,264,004	2,264,004	2,264,004
Home and Office Furnishings, Housewares, and Durable Consumer Products

Levlad, LLC & Arbonne International, LLC[6]	Senior Secured Loan — Term Loan 4.5%, Due 3/14	2,724,835	2,724,835	1,689,398
Personal and Non Durable Consumer Products (Mfg. Only)

LN Acquisition Corp. (Lincoln Industrial)[6]	Junior Secured Loan — Initial Term Loan (Second Lien) 6.3%, Due 1/15	2,000,000	2,000,000	1,970,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Manitowoc Company Inc., The	Senior Secured Loan — Term B Loan 6.5%, Due 8/14	1,995,000	1,951,757	1,812,956
Diversified/Conglomerate Manufacturing

MCCI Group Holdings, LLC[6]	Senior Secured Loan — Term Loan (First Lien) 5.0%, Due 12/12	5,899,925	5,885,090	5,899,925
Healthcare, Education and Childcare

MCCI Group Holdings, LLC[6]	Junior Secured Loan — Term Loan (Second Lien) 8.5%, Due 6/13	1,000,000	1,000,000	1,000,000
Healthcare, Education and Childcare

Murray Energy Corporation[6]	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,857,978	1,861,676	1,820,819
Mining, Steel, Iron and Non-Precious Metals

National Interest Security Company, L.L.C.	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,000,000
Aerospace and Defense

National Interest Security Company, L.L.C.	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,000,000
Aerospace and Defense

National Interest Security Company, L.L.C.[6]	Senior Secured Loan — Term Loan - 1st Lien 7.8%, Due 12/12	7,968,750	7,968,750	7,968,750
Aerospace and Defense

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Northeast Biofuels, LP6, 10	Senior Secured Loan — Construction Term Loan 8.8%, Due 6/13	$1,389,127	$1,391,345	$277,825
Farming and Agriculture

Northeast Biofuels, LP6, 10	Senior Secured Loan — Synthetic LC Term Loan 8.8%, Due 6/13	57,547	57,639	11,509
Farming and Agriculture

PAS Technologies Inc.	Senior Secured Loan — Incremental Term Loan Add On 5.8%, Due 6/11	716,292	716,292	716,292
Aerospace and Defense

PAS Technologies Inc.[6]	Senior Secured Loan — Term Loan 5.6%, Due 6/11	3,541,667	3,528,519	3,541,667
Aerospace and Defense

Pegasus Solutions, Inc.[6]	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,668,750	5,668,750	5,668,750
Leisure, Amusement, Motion Pictures, Entertainment

Pegasus Solutions, Inc.[12]	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000
Leisure, Amusement, Motion Pictures, Entertainment

Primus International Inc.[6]	Senior Secured Loan — Term Loan 3.1%, Due 6/12	1,243,387	1,245,195	1,212,302
Aerospace and Defense

QA Direct Holdings, LLC[6]	Senior Secured Loan — Term Loan 4.9%, Due 8/14	4,713,967	4,676,497	4,713,967
Printing and Publishing

Resco Products, Inc.[6]	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 6/14	6,650,000	6,479,248	6,517,000
Mining, Steel, Iron and Non-Precious Metals

Rhodes Companies, LLC, The[6,10]	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,702,531	1,653,598	851,265
Buildings and Real Estate[4]

Rhodes Companies, LLC, The[6,10]	Junior Secured Loan — Second Lien Term Loan 11.0%, Due 11/11	2,019,011	2,026,604	504,753
Buildings and Real Estate[4]

San Juan Cable, LLC[6]	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/13	3,000,000	2,983,495	2,850,000
Broadcasting and Entertainment

Schneller LLC[6]	Senior Secured Loan — Term Loan 3.6%, Due 6/13	4,682,645	4,648,382	4,682,645
Aerospace and Defense

Seismic Micro-Technology, Inc. (SMT)[6]	Senior Secured Loan — Term Loan 3.9%, Due 6/12	1,430,000	1,427,443	1,430,000
Electronics

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Seismic Micro-Technology, Inc. (SMT)[6]	Senior Secured Loan — Term Loan 3.9%, Due 6/12	$953,333	$951,629	$953,333
Electronics

Specialized Technology Resources, Inc.[6]	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,500,000
Diversified/Conglomerate Service

Specialized Technology Resources, Inc.[6]	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/14	3,920,126	3,920,126	3,920,126
Diversified/Conglomerate Service

Standard Steel, LLC[6]	Senior Secured Loan — Delayed Draw Term Loan 9.0%, Due 7/12	744,161	747,825	744,161
Cargo Transport

Standard Steel, LLC[6]	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	3,692,327	3,710,502	3,692,327
Cargo Transport

Standard Steel, LLC[6]	Junior Secured Loan — Loan (Second Lien) 14.5%, Due 7/13	1,750,000	1,757,914	1,750,000
Cargo Transport

Texas Competitive Electric Holdings Company, LLC (TXU)	Senior Secured Loan — Initial Tranche B-2 Term Loan 4.0%, Due 10/14	987,418	904,007	661,570
Utilities

TPF Generation Holdings, LLC[6]	Junior Secured Loan — Loan (Second Lien) 4.8%, Due 12/14	2,000,000	2,027,154	1,900,000
Utilities

TransAxle LLC	Senior Secured Loan — Revolving Loan 4.5%, Due 8/11	854,545	851,886	851,802
Automobile

TransAxle LLC	Senior Secured Loan — Term Loan 4.5%, Due 9/12	1,456,743	1,456,743	1,456,743
Automobile

TUI University, LLC[6]	Senior Secured Loan — Term Loan (First Lien) 3.5%, Due 7/14	3,736,736	3,586,811	3,568,583
Healthcare, Education and Childcare

Twin-Star International, Inc.[6]	Senior Secured Loan — Term Loan 6.3%, Due 4/13	4,328,721	4,328,721	4,328,721
Home and Office Furnishings, Housewares, and Durable Consumer Products

United Maritime Group, LLC (fka Teco Transport Corporation)[6]	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 12/13	6,500,000	6,487,008	6,500,000
Cargo Transport

Walker Group Holdings LLC	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	526,500	526,500	526,500
Cargo Transport

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Walker Group Holdings LLC[6]	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	$5,000,000	$5,000,000	$5,000,000
Cargo Transport

Water PIK, Inc.[6]	Senior Secured Loan — Loan (First Lien) 3.8%, Due 6/13	1,887,118	1,877,746	1,887,118
Personal and Non Durable Consumer Products (Mfg. Only)

Wesco Aircraft Hardware Corp.	Junior Secured Loan — Loan (Second Lien) 6.3%, Due 3/14	2,000,000	1,927,047	1,845,000
Aerospace and Defense

Wesco Aircraft Hardware Corp.[6]	Junior Secured Loan — Loan (Second Lien) 6.3%, Due 3/14	4,132,887	4,159,729	3,812,589
Aerospace and Defense

WireCo WorldGroup Inc. [6,12]	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

WireCo WorldGroup Inc. [12]	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,803,833	5,000,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Wolf Hollow I, LP6	Senior Secured Loan — Acquisition Term Loan 3.5%, Due 6/12	773,536	765,606	727,123
Utilities

Wolf Hollow I, LP6	Senior Secured Loan — Synthetic Letter of Credit 3.5%, Due 6/12	668,416	661,562	628,311
Utilities

Wolf Hollow I, LP6	Senior Secured Loan — Synthetic Revolver Deposit 3.1%, Due 6/12	167,103	165,390	157,077
Utilities

Wolf Hollow I, LP6	Junior Secured Loan — Term Loan (Second Lien) 5.7%, Due 12/12	2,683,177	2,687,332	2,468,522
Utilities

X-Rite, Incorporated[6]	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	645,361
Electronics

X-Rite, Incorporated[6]	Senior Secured Loan — Term Loan (First Lien) 8.0%, Due 10/12	625,545	623,299	625,545
Electronics

Total Investment in Debt Securities
(146% of net asset value at fair value)		$408,866,664	$402,769,534	$361,867,183

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7]	Partnership Interests	1.2%	$1,000,000	$750,000
Aerospace and Defense

Aerostructures Holdings L.P.[7]	Series A Preferred Interests	0.0%	160,361	160,361
Aerospace and Defense

Allen-Vanguard Corporation[3,7]	Common Shares	10,253	42,542	1,300
Aerospace and Defense

Coastal Concrete Southeast, LLC[7,8]	Warrants	580	474,140	—
Buildings and Real Estate[4]

eInstruction Acquisition, LLC[7]	Membership Units	1.1%	1,079,617	1,079,617
Healthcare, Education and Childcare

FP WRCA Coinvestment Fund VII, Ltd.[3,7]	Class A Shares	15,000	1,500,000	2,398,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Park Avenue Coastal Holding, LLC[7]	Common Interests	2.0%	1,000,000	—
Buildings and Real Estate[4]

Total Investment in Equity Securities
(2% of net asset value at fair value)			$5,256,660	$4,389,278

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,12]	Subordinated Securities	22.2%	$4,668,267	$2,955,000
Katonah III, Ltd.[3,12]	Preferred Shares	23.1%	4,500,000	1,734,000
Katonah IV, Ltd.[3,12]	Preferred Shares	17.1%	3,150,000	594,000
Katonah V, Ltd.[3,12]	Preferred Shares	26.7%	3,320,000	64,000
Katonah VII CLO Ltd.[3,9,12]	Subordinated Securities	16.4%	4,500,000	1,228,000
Katonah VIII CLO Ltd[3,9,12]	Subordinated Securities	10.3%	3,400,000	1,252,000
Katonah IX CLO Ltd[3,9,12]	Prefered Shares	6.9%	2,000,000	1,226,000
Katonah X CLO Ltd [3,9,12]	Subordinated Securities	33.3%	11,454,308	11,875,000
Katonah 2007-I CLO Ltd.[3,9,12]	Preferred Shares	100.0%	29,742,380	28,859,236

Total Investment in CLO Fund Securities
(20% of net asset value at fair value)			$66,734,955	$49,787,236

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, LLC	Membership Interests	100%	$37,151,495	$56,100,994

PKSIL	Class A Shares	100%	2,061,720	2,061,720

PKSIL	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates
(23% of net asset value at fair value)			$39,216,715	$58,166,214

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.20%	146,547	146,547

JP Morgan Business Money Market Account[11]	Money Market Account	0.19%	6,027	6,027

Total Investment in Time Deposit and Money Market Accounts			$152,574	$152,574
(0% of net asset value at fair value)

Total Investments[5]
(191% of net asset value at fair value)			$514,130,438	$474,362,485

See accompanying notes to financial statements.

[1]
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, we have provided the weighted average annual stated interest rate in effect at March 31, 2009.

[2]	Reflects the fair market value of all existing investments as of March 31, 2009, as determined by our Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2009, we had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through our investments in CLO funds.

[5]
The aggregate cost of investments for federal income tax purposes is approximately $514 million. The aggregate gross unrealized appreciation is approximately $21 million and the aggregate gross unrealized depreciation is approximately $61 million.

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

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2008

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[6]	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 6.6%, Due 6/13	$356,819	$356,819	$356,819
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.	Senior Secured Loan — Revolving Loan 3.9%, Due 6/13	960,000	952,585	960,000
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.[6]	Junior Secured Loan — Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	5,000,000
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.[6]	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 6/13	1,834,277	1,834,277	1,834,277
Home and Office Furnishings, Housewares, and Durable Consumer Products

Aero Products International, Inc.[6]	Senior Secured Loan — Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	3,118,560
Personal and Non Durable Consumer Products (Mfg. Only)

Aerostructures Acquisition LLC[6]	Senior Secured Loan — Delayed Draw Term Loan 7.5%, Due 3/13	429,397	429,397	429,397
Aerospace and Defense

Aerostructures Acquisition LLC[6]	Senior Secured Loan — Term Loan 7.5%, Due 3/13	5,436,949	5,436,949	5,436,949
Aerospace and Defense

AGA Medical Corporation[6]	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 4/13	3,832,209	3,829,883	3,458,569
Healthcare, Education and Childcare

AGS LLC[6]	Senior Secured Loan — Delayed Draw Term Loan 3.5%, Due 5/13	442,044	436,817	419,942
Hotels, Motels, Inns, and Gaming

AGS LLC[6]	Senior Secured Loan — Initial Term Loan 3.5%, Due 5/13	3,159,324	3,121,965	3,001,357
Hotels, Motels, Inns, and Gaming

AmerCable Incorporated[6]	Senior Secured Loan — Initial Term Loan 5.0%, Due 6/14	5,900,113	5,900,113	5,900,113
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Astoria Generating Company Acquisitions, L.L.C.[6]	Junior Secured Loan — Term C 4.2%, Due 8/13	4,000,000	4,040,652	3,613,340
Utilities

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6]	Senior Secured Loan — Term Loan 6.5%, Due 3/14	$1,721,939	$1,731,184	$1,721,939
Cargo Transport

Aurora Diagnostics, LLC[6]	Senior Secured Loan — Tranche A Term Loan (First Lien) 6.7%, Due 12/12	4,265,636	4,231,984	4,265,636
Healthcare, Education and Childcare

Awesome Acquisition Company (CiCi's Pizza)[6]	Junior Secured Loan — Term Loan (Second Lien) 6.5%, Due 6/14	4,000,000	3,977,593	3,820,000
Personal, Food and Miscellaneous Services

AZ Chem US Inc.	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,649,436	2,640,000
Chemicals, Plastics and Rubber

AZ Chem US Inc.[6]	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,963,645	3,200,000
Chemicals, Plastics and Rubber

Bankruptcy Management Solutions, Inc.[6]	Junior Secured Loan — Loan (Second Lien) 8.1%, Due 7/13	2,443,750	2,473,717	1,906,125
Diversified/Conglomerate Service

Bankruptcy Management Solutions, Inc.[6]	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/12	1,955,000	1,964,334	1,803,488
Diversified/Conglomerate Service

Bicent Power LLC[6]	Junior Secured Loan — Advance (Second Lien) 5.5%, Due 12/14	4,000,000	4,000,000	3,730,000
Utilities

BP Metals, LLC[6]	Senior Secured Loan — Term Loan 10.1%, Due 6/13	4,937,500	4,937,500	4,937,500
Mining, Steel, Iron and Non-Precious Metals

Broadlane, Inc.[6]	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,987,500	4,918,231	4,987,500
Healthcare, Education and Childcare

Caribe Information Investments Incorporated[6]	Senior Secured Loan — Term Loan 3.4%, Due 3/13	1,694,554	1,688,542	1,364,116
Printing and Publishing

Cast & Crew Payroll, LLC (Payroll Acquisition)[6]	Senior Secured Loan — Initial Term Loan 4.4%, Due 9/12	9,208,100	9,234,910	9,208,100
Leisure, Amusement, Motion Pictures, Entertainment

CEI Holdings, Inc. (Cosmetic Essence)[6]	Senior Secured Loan — Term Loan 6.3%, Due 3/14	1,469,323	1,403,698	1,322,391
Personal and Non Durable Consumer Products (Mfg. Only)

Centaur, LLC[6]	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,792,043	2,763,495	2,652,440
Hotels, Motels, Inns, and Gaming

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Charlie Acquisition Corp.	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,744,496	$7,625,381
Personal, Food and Miscellaneous Services

Clarke American Corp.[6]	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 6/14	2,955,000	2,955,000	2,296,035
Printing and Publishing

CoActive Technologies, Inc.[6]	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/14	3,960,000	3,944,053	3,960,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

CoActive Technologies, Inc.[6]	Junior Secured Loan — Term Loan (Second Lien) 8.2%, Due 1/15	2,000,000	1,966,739	2,000,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Coastal Concrete Southeast, LLC	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,557,108	6,931,785
Buildings and Real Estate[4]

Cooper-Standard Automotive Inc[6]	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,259,487	2,800,000
Automobile

DaimlerChrysler Financial Services Americas LLC[6]	Senior Secured Loan — Term Loan (First Lien) 6.0%, Due 8/12	3,959,925	3,723,431	2,771,947
Finance

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6]	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,900	990,000
Electronics

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6]	Junior Secured Loan — Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,501,237	6,747,125
Electronics

Delta Educational Systems, Inc.[6]	Senior Secured Loan — Term Loan 7.5%, Due 6/12	2,748,162	2,748,162	2,748,162
Healthcare, Education and Childcare

Dex Media West LLC	Senior Secured Loan — Tranche B Term Loan 7.1%, Due 10/14	7,000,000	6,309,065	6,289,990
Printing and Publishing

Dresser, Inc.[6]	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 5/15	3,000,000	2,964,626	2,830,005
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

DRI Holdings, Inc.[6]	Junior Secured Loan — US Term Loan (Second Lien) 10.1%, Due 7/15	6,000,000	5,411,785	6,000,000
Healthcare, Education and Childcare

Edgestone CD Acquisition Corp. (Custom Direct)[6]	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	5,000,000	5,000,000	4,850,000
Printing and Publishing

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6]	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 12/13	$4,455,857	$4,460,205	$3,965,713
Printing and Publishing

eInstruction Corporation[6]	Senior Secured Loan — Initial Term Loan 5.8%, Due 7/13	4,781,365	4,781,365	4,781,365
Healthcare, Education and Childcare

eInstruction Corporation[6]	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	10,000,000
Healthcare, Education and Childcare

Emerson Reinsurance Ltd.[3]	Senior Secured Loan — Series C Loan 7.3%, Due 12/11	1,000,000	1,000,000	1,000,000
Insurance

Endeavor Energy Resources, L.P.[6]	Junior Secured Loan — Initial Loan (Second Lien) 6.3%, Due 4/12	4,000,000	4,000,000	4,000,000
Oil and Gas

Fasteners For Retail, Inc.[6]	Senior Secured Loan — Term Loan 6.6%, Due 12/12	4,320,878	4,327,124	4,277,670
Diversified/Conglomerate Manufacturing

FD Alpha Acquisition LLC (Fort Dearborn)[6]	Senior Secured Loan — US Term Loan 6.3%, Due 11/12	1,740,026	1,624,251	1,713,926
Printing and Publishing

First American Payment Systems, L.P.[6]	Senior Secured Loan — Term Loan 4.3%, Due 10/13	3,398,000	3,398,000	3,398,000
Finance

First Data Corporation	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.2%, Due 9/14	4,974,811	4,534,131	4,520,860
Finance

Flatiron Re Ltd.[3,6]	Senior Secured Loan — Closing Date Term Loan 5.7%, Due 12/10	96,855	97,333	96,855
Insurance

Flatiron Re Ltd.[3,6]	Senior Secured Loan — Delayed Draw Term Loan 5.7%, Due 12/10	46,914	47,146	46,914
Insurance

Ford Motor Company[6]	Senior Secured Loan — Term Loan 5.0%, Due 12/13	1,969,849	1,967,877	1,378,894
Automobile

Freescale Semiconductor, Inc.	Senior Subordinated Bond — 10.3%, Due 12/16	3,000,000	3,008,197	2,287,500
Electronics

Frontier Drilling USA, Inc.[6]	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,263	1,940,000
Oil and Gas

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Getty Images, Inc.	Senior Secured Loan — Initial Term Loan 8.1%, Due 7/15	$2,981,250	$2,981,250	$2,712,938
Printing and Publishing

Ginn LA Conduit Lender, Inc.[10]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857
Buildings and Real Estate[4]

Ginn LA Conduit Lender, Inc.[10]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383
Buildings and Real Estate[4]

Ginn LA Conduit Lender, Inc.[10]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000
Buildings and Real Estate[4]

Gleason Works, The[6]	Senior Secured Loan — New US Term Loan 4.9%, Due 6/13	2,437,280	2,443,443	2,205,739
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Hawkeye Renewables, LLC[6]	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 6/12	2,908,544	2,856,515	1,250,674
Farming and Agriculture

HMSC Corporation (aka Swett and Crawford)[6]	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,831,923	4,550,000
Insurance

Huish Detergents Inc.[6]	Junior Secured Loan — Loan (Second Lien) 4.7%, Due 10/14	1,000,000	1,000,000	765,000
Personal and Non Durable Consumer Products (Mfg. Only)

Hunter Fan Company[6]	Senior Secured Loan — Initial Term Loan (First Lien) 4.7%, Due 4/14	3,723,929	3,577,920	3,165,339
Home and Office Furnishings, Housewares, and Durable Consumer Products

Hunter Fan Company[6]	Junior Secured Loan — Loan (Second Lien) 7.6%, Due 10/14	3,000,000	3,000,000	2,347,500
Home and Office Furnishings, Housewares, and Durable Consumer Products

Infiltrator Systems, Inc.[6]	Senior Secured Loan — Term Loan 7.3%, Due 9/12	2,727,813	2,721,193	2,727,813
Ecological

Inmar, Inc.[6]	Senior Secured Loan — Term Loan 2.7%, Due 4/13	3,755,829	3,755,829	3,755,829
Retail Stores

International Aluminum Corporation (IAL Acquisition Co.)[6]	Senior Secured Loan — Term Loan 4.8%, Due 3/13	3,001,367	3,001,367	3,001,367
Mining, Steel, Iron and Non-Precious Metals

Intrapac Corporation/Corona Holdco[6]	Senior Secured Loan — First Lien Term Loan 6.9%, Due 5/12	4,316,295	4,329,467	4,316,295
Containers, Packaging and Glass

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Intrapac Corporation/Corona Holdco[6]	Junior Secured Loan — Term Loans (Second Lien) 10.9%, Due 5/13	$3,000,000	$3,017,825	$3,000,000
Containers, Packaging and Glass

Jones Stephens Corp.[6]	Senior Secured Loan — Term Loan 5.2%, Due 9/12	10,090,295	10,068,492	10,090,295
Buildings and Real Estate[4]

JW Aluminum Company[6]	Junior Secured Loan — Term Loan (Second Lien) 7.2%, Due 12/13	5,371,429	5,387,168	3,222,857
Mining, Steel, Iron and Non-Precious Metals

Kepler Holdings Limited[3,6]	Senior Secured Loan — Loan 7.0%, Due 6/09	5,000,000	5,006,639	5,000,000
Insurance

KIK Custom Products Inc.[6]	Junior Secured Loan — Loan (Second Lien) 8.5%, Due 12/14	5,000,000	5,000,000	3,400,000
Personal and Non Durable Consumer Products (Mfg. Only)

La Paloma Generating Company, LLC[6]	Junior Secured Loan — Loan (Second Lien) 5.0%, Due 8/13	2,000,000	2,014,136	2,000,000
Utilities

LBREP/L-Suncal Master I LLC[6,10]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,835,789	290,637
Buildings and Real Estate[4]

LBREP/L-Suncal Master I LLC[6,10]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,500
Buildings and Real Estate[4]

LBREP/L-Suncal Master I LLC[10]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	1,000
Buildings and Real Estate[4]

Lear Corporation	Senior Secured Loan — Term Loan 3.7%, Due 4/12	1,993,927	1,709,640	1,694,838
Automobile

Legacy Cabinets, Inc.[6]	Senior Secured Loan — Term Loan 5.8%, Due 8/12	2,269,824	2,269,824	2,269,824
Home and Office Furnishings, Housewares, and Durable Consumer Products

Levlad, LLC & Arbonne International, LLC[6]	Senior Secured Loan — Term Loan 4.5%, Due 3/14	2,731,786	2,731,786	1,693,708
Personal and Non Durable Consumer Products (Mfg. Only)

LN Acquisition Corp. (Lincoln Industrial)[6]	Junior Secured Loan — Initial Term Loan (Second Lien) 6.8%, Due 1/15	2,000,000	2,000,000	1,970,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

LPL Holdings, Inc.[6]	Senior Secured Loan — Tranche D Term Loan 2.8%, Due 6/13	3,305,000	3,324,288	3,139,750
Finance

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Manitowoc Company Inc., The	Senior Secured Loan — Term B Loan 6.5%, Due 8/14	$2,000,000	$1,955,000	$1,817,500
Diversified/Conglomerate Manufacturing

MCCI Group Holdings, LLC[6]	Senior Secured Loan — Term Loan (First Lien) 6.6%, Due 12/12	5,899,925	5,884,108	5,899,925
Healthcare, Education and Childcare

MCCI Group Holdings, LLC[6]	Junior Secured Loan — Term Loan (Second Lien) 9.4%, Due 6/13	1,000,000	1,000,000	1,000,000
Healthcare, Education and Childcare

Murray Energy Corporation[6]	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,949,367	1,954,403	1,910,380
Mining, Steel, Iron and Non-Precious Metals

Mylan Inc.	Senior Secured Loan — U.S. Tranche B Term Loan 5.0%, Due 10/14	1,969,849	1,912,634	1,792,563
Healthcare, Education and Childcare

National Interest Security Company, L.L.C.	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,000,000
Aerospace and Defense

National Interest Security Company, L.L.C.	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,000,000
Aerospace and Defense

National Interest Security Company, L.L.C.[6]	Senior Secured Loan — Term Loan - First Lien 7.8%, Due 12/12	8,075,000	8,075,000	8,075,000
Aerospace and Defense

Northeast Biofuels, LP6	Senior Secured Loan — Construction Term Loan 8.3%, Due 6/13	1,382,120	1,384,467	276,424
Farming and Agriculture

Northeast Biofuels, LP6	Senior Secured Loan — Synthetic LC Term Loan 8.3%, Due 6/13	57,257	57,354	11,451
Farming and Agriculture

PAS Technologies Inc.	Senior Secured Loan — Incremental Term Loan Add On 6.8%, Due 6/11	744,382	744,382	744,382
Aerospace and Defense

PAS Technologies Inc.[6]	Senior Secured Loan — Term Loan 6.8%, Due 6/11	3,680,556	3,665,393	3,680,556
Aerospace and Defense

Pegasus Solutions, Inc.[6]	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,695,000	5,695,000	5,695,000
Leisure, Amusement, Motion Pictures, Entertainment

Pegasus Solutions, Inc.[13]	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000
Leisure, Amusement, Motion Pictures, Entertainment

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Primus International Inc.[6]	Senior Secured Loan — Term Loan 4.3%, Due 6/12	$1,246,565	$1,248,519	$1,215,401
Aerospace and Defense

QA Direct Holdings, LLC[6]	Senior Secured Loan — Term Loan 6.8%, Due 8/14	4,937,343	4,896,292	4,937,343
Printing and Publishing

Resco Products, Inc.[6]	Junior Secured Loan — Term Loan (Second Lien) 10.2%, Due 6/14	6,650,000	6,471,193	6,517,000
Mining, Steel, Iron and Non-Precious Metals

Rhodes Companies, LLC, The[6]	Senior Secured Loan — First Lien Term Loan 5.0%, Due 11/10	1,685,674	1,629,483	842,837
Buildings and Real Estate[4]

Rhodes Companies, LLC, The[6]	Junior Secured Loan — Second Lien Term Loan 9.2%, Due 11/11	2,013,977	2,022,278	503,494
Buildings and Real Estate[4]

San Juan Cable, LLC[6]	Junior Secured Loan — Loan (Second Lien) 7.7%, Due 10/13	3,000,000	2,982,607	2,850,000
Broadcasting and Entertainment

Schneller LLC[6]	Senior Secured Loan — Term Loan 5.1%, Due 6/13	4,694,560	4,658,215	4,694,560
Aerospace and Defense

Seismic Micro-Technology, Inc. (SMT)[6]	Senior Secured Loan — Term Loan 5.8%, Due 6/12	1,430,000	1,427,248	1,430,000
Electronics

Seismic Micro-Technology, Inc. (SMT)[6]	Senior Secured Loan — Term Loan 5.8%, Due 6/12	953,333	951,498	953,333
Electronics

Specialized Technology Resources, Inc.[6]	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,500,000
Diversified/Conglomerate Service

Specialized Technology Resources, Inc.[6]	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/14	3,930,101	3,930,101	3,930,101
Diversified/Conglomerate Service

Standard Steel, LLC[6]	Senior Secured Loan — Delayed Draw Term Loan 3.0%, Due 7/12	766,973	771,034	766,973
Cargo Transport

Standard Steel, LLC[6]	Senior Secured Loan — Initial Term Loan 4.0%, Due 7/12	3,805,590	3,825,741	3,805,590
Cargo Transport

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 7/13	1,750,000	1,758,373	1,750,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Texas Competitive Electric Holdings Company, LLC (TXU)	Senior Secured Loan — Initial Tranche B-2 Term Loan 5.6%, Due 10/14	$1,989,924	$1,814,330	$1,810,831
Utilities

TPF Generation Holdings, LLC[6]	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 12/14	2,000,000	2,028,327	1,900,000
Utilities

TransAxle LLC	Senior Secured Loan — Revolving Loan 6.0%, Due 8/11	400,000	397,067	398,716
Automobile

TransAxle LLC	Senior Secured Loan — Term Loan 5.8%, Due 9/12	1,477,554	1,477,554	1,477,554
Automobile

TUI University, LLC[6]	Senior Secured Loan — Term Loan (First Lien) 6.1%, Due 7/14	3,736,736	3,581,708	3,568,583
Healthcare, Education and Childcare

Twin-Star International, Inc.[6]	Senior Secured Loan — Term Loan 7.9%, Due 4/13	4,339,736	4,339,736	4,339,736
Home and Office Furnishings, Housewares, and Durable Consumer Products

United Maritime Group, LLC (fka Teco Transport Corporation)[6]	Junior Secured Loan — Term Loan (Second Lien) 9.0%, Due 12/13	6,500,000	6,486,324	6,500,000
Cargo Transport

Walker Group Holdings LLC	Junior Secured Loan — Term Loan B 12.6%, Due 12/12	526,500	526,500	526,500
Cargo Transport

Walker Group Holdings LLC[6]	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	5,000,000
Cargo Transport

Water PIK, Inc.[6]	Senior Secured Loan — Loan (First Lien) 4.2%, Due 6/13	1,965,050	1,954,720	1,965,050
Personal and Non Durable Consumer Products (Mfg. Only)

Wesco Aircraft Hardware Corp.	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	2,000,000	1,923,443	1,845,000
Aerospace and Defense

Wesco Aircraft Hardware Corp.[6]	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	4,132,887	4,161,055	3,812,589
Aerospace and Defense

WireCo WorldGroup Inc. [6,13]	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,795,580	5,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wolf Hollow I, LP6	Senior Secured Loan — Acquisition Term Loan 3.7%, Due 6/12	$775,624	$767,066	$729,087
Utilities

Wolf Hollow I, LP6	Senior Secured Loan — Synthetic Letter of Credit .4%, Due 6/12	668,413	661,032	628,304
Utilities

Wolf Hollow I, LP6	Senior Secured Loan — Synthetic Revolver Deposit 1.1%, Due 6/12	167,103	165,259	157,077
Utilities

Wolf Hollow I, LP6	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 12/12	2,683,177	2,687,607	2,468,522
Utilities

X-Rite, Incorporated[6]	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	645,361
Electronics

X-Rite, Incorporated[6]	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 10/12	633,560	631,128	633,560
Electronics

Total Investment in Debt Securities
(154% of net asset value at fair value)		$430,366,772	$423,859,086	$384,486,111

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7]	Partnership Interests	1.2%	$1,000,000	$750,000
Aerospace and Defense

Aerostructures Holdings L.P.[7]	Series A Preferred Interests	0.0%	160,361	160,361
Aerospace and Defense

Allen-Vanguard Corporation[3,7]	Common Shares	10,253	42,542	1,853
Aerospace and Defense

Coastal Concrete Southeast, LLC[7,8]	Warrants	580	474,140	—
Buildings and Real Estate[4]

eInstruction Acquisition, LLC[7]	Membership Units	1.1%	1,079,617	1,079,617
Healthcare, Education and Childcare

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
FP WRCA Coinvestment Fund VII, Ltd.[3,7]	Class A Shares	15,000	$1,500,000	$2,398,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Park Avenue Coastal Holding, LLC[7]	Common Interests	2.0%	1,000,000	—
Buildings and Real Estate[4]

Total Investment in Equity Securities
(2% of net asset value at fair value)			$5,256,660	$4,389,831

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,13]	Subordinated Securities	22.2%	$4,620,951	$4,665,000
Katonah III, Ltd.[3,13]	Preferred Shares	23.1%	4,500,000	1,661,000
Katonah IV, Ltd.[3,13]	Preferred Shares	17.1%	3,150,000	1,601,000
Katonah V, Ltd.[3,13]	Preferred Shares	26.7%	3,320,000	1,172,000
Katonah VII CLO Ltd.[3,9,13]	Subordinated Securities	16.4%	4,500,000	2,629,000
Katonah VIII CLO Ltd[3,9,13]	Subordinated Securities	10.3%	3,400,000	2,252,000
Katonah IX CLO Ltd[3,9,13]	Preferred Shares	6.9%	2,000,000	1,921,000
Katonah X CLO Ltd [3,9,13]	Subordinated Securities	33.3%	11,324,758	11,875,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares	100.0%	29,560,886	28,859,236

Total Investment in CLO Fund Securities
(23% of net asset value at fair value)			$66,376,595	$56,635,236

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, LLC	Membership Interests	100%	$37,151,495	$54,731,312

PKSIL	Class A Shares	100%	1,793,276	1,793,276

PKSIL	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates
(22% of net asset value at fair value)			$38,948,271	$56,528,088

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value[2]
US Bank Eurodollar Sweep CL2[3,11]	Time Deposit	0.10%	$10,462,702	$10,462,702

JP Morgan Asset Account	Time Deposit	0.20%	1,723,295	1,723,295

JP Morgan Business Money Market Account[12]	Money Market Account	0.19%	10	10

Total Investment in Time Deposit and Money Market Accounts
(5% of net asset value at fair value)			$12,186,007	$12,186,007

Total Investments[5]
(205% of net asset value at fair value)			$546,626,619	$514,225,273

See accompanying notes to financial statements.

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

KOHLBERG CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(unaudited)
($ per share)

	Three Months Ended March 31,
	2009	2008
Per Share Data:
Net asset value, at beginning of period	$11.68	$14.38
Net income (loss)
Net investment income[1]	0.32	0.49
Net realized losses[1]	(0.09)	(0.04)
Net change in unrealized appreciation/depreciation on investments[1]	(0.41)	(0.50)
Net loss	(0.18)	(0.05)
Net decrease in net assets resulting from distributions
From net investment income	—	(0.41)
Total distributions to shareholders	—	(0.41)
Net increase in net assets relating to stock-based transactions
Issuance of common stock under dividend reinvestment plan	0.02	0.05
Stock based compensation expense	0.01	0.01
Net increase in net assets relating to stock-based transactions	0.03	0.06

Net asset value, end of period	$11.53	$13.98
Total net asset value return[2]	(1.3)%	0.1%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.64	$12.00
Per share market value at end of period	$3.06	$10.38
Total market return[3]	(15.9)%	(10.1)%
Shares outstanding at end of period	21,576,202	18,094,306
Net assets at end of period	$248,702,117	$252,893,283
Portfolio turnover rate[4]	0.5%	8.4%
Average debt outstanding	$254,278,940	$254,945,055
Asset coverage ratio	201%	$201%
Ratio of net investment income to average net assets[5]	11.4%	13.7%
Ratio of total expenses to average net assets[5]	4.9%	8.7%
Ratio of interest expense to average net assets[5]	2.4%	5.2%
Ratio of non-interest expenses to average net assets[5]	2.5%	3.5%

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of March 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).

The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

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

Duff & Phelps, LLC, an independent valuation firm, provided third party valuation consulting services to the Company’s Board of Directors which consists of certain limited procedures that the Company’s Board of Directors identified and requested them to perform.  Each quarter, Duff & Phelps, LLC, performs such procedures on the Company’s investment in Katonah Debt Advisors and on all illiquid junior and mezzanine securities such that they are reviewed at least once during a trailing 12 month period. Upon completion of the limited procedures, Duff & Phelps, LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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

4)
Katonah Debt Advisors and other illiquid junior and mezzanine securities are selected on a rotating quarterly basis such that they are reviewed at least once during a trailing 12 month period by an independent valuation firm, which is engaged by our Board of Directors.  The independent valuation firm conducts independent valuations and reviews management’s preliminary valuations and makes their own independent valuation assessment.

5)	The Valuation Committee of the Board of Directors reviews the portfolio valuations, as well as the input and report of the independent valuation firm.

6)
Upon approval of the investment valuations by the Valuation Committee of the Board of Directors, the Audit Committee of the Board of Directors reviews the results for inclusion in the Company’s quarterly and annual financial statements.

7)
The Board of Directors discusses the valuations and determines in good faith whether the fair values of each investment in the portfolio is reasonable based upon the independent pricing service, input of management, independent valuation firm and the recommendations of the Valuation Committee of the Board of Directors.

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

Equity and Equity-Related Securities.  The Company’s equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The value of the Company’s equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Company’s investment in its wholly-owned asset management company, Katonah Debt Advisors, is valued based on standard measures such as a percentage of assets under management and a multiple of operating income used to value other asset management companies.

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

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there are negligible net cash distributions to the class of securities owned by the Company, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested.  The Company recognizes unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.  As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment.  The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

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

Interest Income.  Interest income, including for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2009, five issuers representing 1% of total investments at fair value were considered in default.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At March 31, 2009, there was an unamortized debt issuance cost of approximately $2 million included in other assets in the accompanying balance sheet. Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $206,000 and $105,000, respectively.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Numerator for basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share:[1]	$(2,245,483)	$195,252
Denominator for basic and diluted weighted average shares:	21,532,756	18,074,944
Basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share:	$(0.10)	$0.01

1  Represents the amount of the net increase (decrease) in stockholders' equity from operations allocated to common shares.

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

The following table shows the Company’s portfolio by security type at March 31, 2009 and December 31, 2008:

	March 31, 2009 (unaudited)			December 31, 2008
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$146,547	$146,547	-%	$12,185,997	$12,185,997	5%
Money Market Account	6,027	6,027	-	10	10	-
Senior Secured Loan	213,238,766	197,292,249	79	235,123,695	218,342,528	87
Junior Secured Loan	143,447,085	126,095,302	51	143,370,524	126,498,918	51
Mezzanine Investment	37,785,597	31,392,132	13	37,097,183	32,557,165	12
Senior Subordinated Bond	3,007,943	2,287,500	1	3,008,197	2,287,500	1
Senior Unsecured Bond	5,290,143	4,800,000	2	5,259,487	4,800,000	2
CLO Fund Securities	66,734,955	49,787,236	20	66,376,595	56,635,236	23
Equity Securities	5,256,660	4,389,278	2	5,256,660	4,389,831	2
Affiliate Asset Managers	39,216,715	58,166,214	23	38,948,271	56,528,088	22

Total	$514,130,438	$474,362,485	191%	$546,626,619	$514,225,273	205%

¹ Calculated as a percentage of net asset value

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009			December 31, 2008
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$35,185,094	$34,479,182	14%	$35,545,254	$34,846,047	14%
Asset Management Companies[2]	39,216,715	58,166,214	23	38,948,271	56,528,088	23
Automobile	9,292,512	8,178,761	3	8,811,625	7,750,003	3
Broadcasting and Entertainment	2,983,495	2,850,000	1	2,982,607	2,850,000	1
Buildings and Real Estate[3]	38,645,387	17,735,583	7	38,404,495	19,231,787	8
Cargo Transport	19,956,092	19,930,545	8	20,099,157	20,071,001	8
Chemicals, Plastics and Rubber	6,645,895	5,840,000	2	6,613,081	5,840,000	2
CLO Fund Securities	66,734,955	49,787,236	20	66,376,595	56,635,236	23
Containers, Packaging and Glass	7,345,327	7,316,295	3	7,347,292	7,316,295	3
Diversified/Conglomerate Manufacturing	6,267,295	6,079,552	2	6,282,124	6,095,170	2
Diversified/Conglomerate Service	15,844,577	15,120,251	6	15,868,152	15,139,713	6
Ecological	2,714,668	2,720,836	1	2,721,193	2,727,813	1
Electronics	15,173,623	13,678,864	6	15,172,568	13,686,879	5
Farming and Agriculture	4,306,681	1,540,009	1	4,298,336	1,538,550	1
Finance	11,627,773	10,630,344	4	14,979,849	13,830,557	6
Healthcare, Education and Childcare	45,345,477	45,826,962	18	49,379,475	49,581,920	20
Home and Office Furnishings, Housewares, and Durable Consumer Goods	20,595,980	19,531,095	8	21,331,162	20,273,496	8
Hotels, Motels, Inns and Gaming	6,295,817	6,044,277	2	6,322,276	6,073,739	2
Insurance	4,839,123	4,550,000	2	10,983,041	10,693,769	4
Leisure, Amusement, Motion Pictures, Entertainment	16,570,989	16,546,850	7	16,929,910	16,903,100	6
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	33,057,861	34,033,143	14	35,514,554	36,263,857	14
Mining, Steel, Iron and Non-Precious Metals	21,334,579	19,167,946	8	21,751,631	19,589,104	8
Oil and Gas	5,998,359	5,940,000	2	5,998,263	5,940,000	2
Personal and Non Durable Consumer Products (Mfg. Only)	15,124,360	12,032,543	5	15,208,764	12,264,708	5
Personal, Food and Miscellaneous Services	15,162,818	11,747,430	5	14,722,088	11,445,381	5
Printing and Publishing	26,693,658	25,094,224	10	29,914,605	28,130,061	11
Retail Stores	3,755,829	3,755,829	2	3,755,829	3,755,829	2
Time Deposits and Money Market Account	152,574	152,574	-	12,186,007	12,186,007	5
Utilities	17,262,925	15,885,940	7	18,178,415	17,037,163	7

Total	$514,130,438	$474,362,485	191%	$546,626,619	$514,225,273	205%

[1]	Calculated as a percentage of net asset value.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates.
[3]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2009 and December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At March 31, 2009 and December 31, 2008, approximately 11% and 14%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 10% and 11% of its portfolio on such dates).

At March 31, 2009 and December 31, 2008, the Company’s ten largest portfolio companies represented approximately 34% and 31%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 12% and 11% of the total fair value of the Company’s investments at March 31, 2009 and December 31, 2008, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represented approximately 17% and 16% of the total fair value of our investments at March 31, 2009 and December 31, 2008, respectively.

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

On January 23, 2008, the Company’s wholly-owned asset management company, Katonah Debt Advisors, closed a $315 million CLO Fund. The Company received a structuring fee upon closing and Katonah Debt Advisors earns an ongoing asset management fee based on the par amount of the underlying investments in the CLO Fund. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of this latest CLO Fund.

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of March 31, 2009 and December 31, 2008, the Company had approximately $50 million and $57 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of March 31, 2009 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $17 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2008, was approximately $66 million and aggregate unrealized deprecation on the CLO Fund securities totaled approximately $10 million.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment.

The following unaudited table summarizes the fair value of investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2009:

	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$152,574	$—	$152,574
Debt securities	—	—	361,867,183	361,867,183
CLO fund securities	—	—	49,787,236	49,787,236
Equity securities	1,300	—	4,387,978	4,389,278
Asset manager affiliates	—	—	58,166,214	58,166,214

The following unaudited table summarizes the Level III investments by valuation methodology as of March 31, 2009:

Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Public / private company comparables	77	—	—	12	89
Discounted cash flow	—	10	—	—	10
Residual enterprise value	—	—	1	—	1
Total	77%	10%	1%	12%	100%

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

The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows:

	Three Months Ended March 31, 2009 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008	$384,486,111	$56,635,236	$4,387,978	$56,528,088	$502,037,413
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	291,584	358,360	—	—	649,944
Purchases (sales), net	(19,373,764)	—	—	268,444	(19,105,320)
Total gain (loss) realized and unrealized included in earnings	(3,536,748)	(7,206,360)	—	1,369,682	(9,373,426)
Balance, March 31, 2009	$361,867,183	$49,787,236	$4,387,978	$58,166,214	$474,208,611
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(1,529,375)	$(7,206,360)	$—	$1,369,682	$(7,366,053)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of March 31, 2009, Katonah Debt Advisors and its affiliates had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At March 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $56 million. As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management integrated within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors.  As of March 31, 2009, Scott’s Cove had approximately $121 million of assets under management.

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

At March 31, 2009 and at December 31, 2008 a net amount due from affiliates totaled approximately $2 million and approximately $391,000, respectively.

Summarized financial information for Katonah Debt Advisors follows:

	As of	As of
	March 31, 2009	December 31, 2008
	(unaudited)	(unaudited)
Assets:
Current assets	$6,005,576	$8,153,011
Noncurrent assets	299,300	318,106

Total assets	$6,304,876	$8,471,117

Liabilities:
Current liabilities	$3,993,004	$3,652,380

Total liabilities	$3,993,004	$3,652,380

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Gross revenue	$2,406,540	$4,035,199
Total expenses	2,268,025	2,426,497

Pre-tax net income	$138,515	$1,608,702

Dividends declared	$—	$350,000

Cumulative net income (loss)	$(207,507)	$2,774,970

Distressed Debt Platform

In December 2007, a wholly-owned subsidiary of the Company committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz named Panagos and Katz Situational Investing (“PKSIL”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. If PKSIL successfully organizes any investment funds, such funds would invest in the debt and equity securities of companies that are restructuring due to financial or operational distress and may also selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. A wholly-owned subsidiary of the Company has committed to invest up to $2.5 million directly in PKSIL through an investment in Class A shares. The Company, indirectly through its wholly-owned subsidiary, has a 35% economic interest in PKSIL through an investment in Class B shares on which it will receive its pro rata share of PKSIL’s operating income.  PKSIL may also source distressed debt opportunities in which we may make direct investments. As of March 31, 2009, the Company’s wholly-owned subsidiary had funded approximately $2.1 million of its $2.5 million total commitment to PKSIL in the form of an investment in the Class A shares of PKSIL. As of March 31, 2009, PKSIL had received no funding commitments other than a contingent commitment from the Company’s wholly-owned subsidiary to invest up to $25 million in a fund managed by PKSIL if certain conditions are met, which contingent commitment expired in 2008 with no investment having been made by the Company’s wholly-owned subsidiary.  As of April 6, 2009, Mr. Panagos resigned from PKSIL and continues to maintain his interest in PKSIL

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2009	As of December 31, 2008
	(unaudited)
Secured revolving credit facility, $275 million commitment due September 29, 2010	$245,045,884	$261,691,148

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

During September 2008, the Company was notified by the lenders that the liquidity banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless the Company agreed to certain revised terms for the Facility.  As a result, the lenders proposed new terms to the Company in order to extend additional fundings under the Facility.  The Company viewed such proposed terms as unfavorable and has opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility.  In accordance with the terms of the Facility, all principal and interest collected from the assets by which the Facility is secured are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”).   The assets by which the Facility is secured represent approximately 63% of the total assets of the Company (at fair value) and contributed approximately 57% of the Company’s investment income for the three months ended March 31, 2009.  During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  The Company believes it has sufficient cash and liquid assets to fund normal operations and dividend distributions.  At the end of the amortization period, the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings, or the Company may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At quarter-end, our leverage ratio covenant was met using the March 31, 2009 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of December 31, 2008.  The Company was in compliance with this covenant at quarter-end and continues to be in compliance to-date in 2009.

The weighted average daily debt balance for the three months ended March 31, 2009 and 2008 was approximately $254 million and $255 million, respectively. For the three months ended March 31, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 2% and 5% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company is in compliance with all its debt covenants. As of March 31, 2009, the Company had restricted cash balances of approximately $9 million which it maintained in accordance with the terms of the Facility.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. At March 31, 2009, the Company had approximately $8 million of accumulated undistributed taxable income.

For the quarter ended March 31, 2009, the Company declared a dividend on March 23, 2009 of $0.24 per share for a total of approximately $5 million. The record date was April 8, 2009 and the dividend was distributed on April 29, 2009.

The following reconciles net decrease in stockholders’ equity resulting from operations to taxable income for the three months ended March 31, 2009:

Three Months Ended
March 31, 2009
(unaudited)
Pre-tax net decrease in stockholders’ equity resulting from operations	$(2,280,339)
Net unrealized losses on investments transactions not deductible	7,366,606
Income not on GAAP books subject to tax	1,649,009
Expenses for tax not currently deductible	(238,945)

Taxable income before deductions for distributions	$6,496,331

Taxable income before deductions for distributions per weighted average shares for the period	$0.30

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2009 and December 31, 2008, the Company had committed to make a total of approximately $3 million and $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $1 million was funded as of March 31, 2009 and $1 million was funded as of December 31, 2008. As of March 31, 2009 and December 31, 2008, the company had no investments in delayed draw senior secured loans.

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

As of March 31, 2009, the Company funded approximately $2.1 million of our $2.5 million total commitment to PKSI which is an investment in the Class A shares of PKSI.

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million.  For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting.  During the three months ended March 31, 2009, the Company issued 133,933 shares of common stock under its dividend reinvestment plan. The total number of shares issued and outstanding as of March 31, 2009 was 21,910,452 and 21,576,202, respectively and 21,776,519 and 21,436,936 issued and outstanding, respectively, as of December 31, 2008.

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

Stock Options

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2008, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period.  During the three months ended March 31, 2009, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive one share of restricted stock for every five options so cancelled.  The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options.  During the year ended December 31, 2008, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock.  As a result, as of January 1, 2009, all options granted to employees had been converted to restricted stock.

As of January 1, 2009, 20,000 options to non-employee directors remain outstanding.  During the three months ended March 31, 2009, no such options were forfeited.  As of March 31, 2009, 20,000 total options were outstanding, 10,000 of which were exercisable. The options have an estimated remaining contractual life of 9 years and 2 months.

Information with respect to options granted, exercised and forfeited under the Plan for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2009	20,000	$11.97
Granted	—
Exercised	—
Forfeited	—

Outstanding at March 31, 2009	20,000	$11.97	9.2	$—

Total vested at March 31, 2009	10,000	$11.97	9.2

[1]	Represents the difference between the market value of the options at March 31, 2009 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the three months ended March 31, 2009, total stock option expense of approximately $3,800 was recognized and expensed at the Company.  At March 31, 2009, the Company had approximately $3,100 of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized over a weighted average period of 0.2 years.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled.  The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options.  Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock.  On March 31, 2009 none of such shares were vested.

During the three months ended March 31, 2009, 5,333 shares of restricted stock were vested and converted to common shares.  As of March 31, 2009, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 20,000 shares of common stock outstanding and there were 334,250 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the three months ended March 31, 2009 is as follows:

	Non-Vested Restricted Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)
Non-vested shares outstanding at January 1, 2009	339,583	$10.83	2.1
Vested	(5,333)	$9.21

Outstanding at March 31, 2009	334,250	$10.84	2.1

Total non-vested shares at March 31, 2009	334,250	$10.84	2.1

During the three months ended March 31, 2009, the Company recognized non-cash compensation expense of approximately $232,000 relating to restricted stock grants; of this amount approximately $162,000 was expensed at the Company and approximately $70,000 was expensed at Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the three months ended March 31, 2009 and 2008 the Company made contributions to the 401K Plan of approximately $6,000 and $9,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three months ended March 31, 2009, the Company made no contributions to the Pension Plan. For the three months ended March 31, 2008, the Company increased its contributions to the Pension Plan by approximately $47,000.

12. SUBSEQUENT EVENTS

None, other than those noted above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The matters discussed in this report, as well as in future oral and written statements by management of Kohlberg Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to acquire or originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this quarterly report, please see the discussion under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this quarterly report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report.

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of March 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at March 31, 2009 was $11.53. On March 31, 2009, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $3.06.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $11.53 and $11.68 as of March 31, 2009 and December 31, 2008 respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	March 31, 2009 (unaudited)		December 31, 2008 (unaudited)
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$146,547	$0.01	$12,185,997	$0.57
Investments in money market accounts	6,027	-	10	-
Investments in debt securities	361,867,183	16.77	384,486,111	17.94
Investments in CLO Fund securities	49,787,236	2.31	56,635,236	2.64
Investments in equity securities	4,389,278	0.20	4,389,831	0.21
Investments in asset manager affiliates	58,166,214	2.70	56,528,088	2.64
Cash	4,219,072	0.20	251,412	0.01
Other assets	17,105,434	0.79	8,395,626	0.39

Total Assets	$495,686,991	$22.98	$522,872,311	$24.40

Borrowings	$245,045,884	$11.36	$261,691,148	$12.21
Other liabilities	1,938,990	0.09	10,899,063	0.51

Total Liabilities	$246,984,874	$11.45	$272,590,211	$12.72

NET ASSET VALUE	$248,702,117	$11.53	$250,282,100	$11.68

¹
 Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America ("GAAP").  Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure caclulated by dividing the balance sheet amount per line item by outstanding shares.  We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of net asset value and individual investors may weight certain balance sheet items differently in performing any analysis of the Company.

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2009, we had $245 million of outstanding borrowings and our asset coverage was 201%.

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

Under our Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported Generally Accepted Accounting Principles (“GAAP”) stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At quarter-end, our leverage ratio covenant was met using the March 31, 2009 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of December 31, 2008.  We remain in compliance with the leverage covenant ratio based on the April 12, 2009 Facility balance and the GAAP stockholders’ equity balance as of December 31, 2008.

Investment Portfolio Summary Attributes as of and for the Three Months Ended March 31, 2009

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors, LLC. We also have investments in equity securities of approximately $4 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “Investment Portfolio” and “Investments and Operations” for a more detailed description) as of and for the three months ended March 31, 2009:

Debt Securities

•	represent approximately 76% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (42% and 27% respectively);

•	spread across 26 different industries and 86 different entities;

•	average balance per investment of approximately $4 million;

•	all but five issuers current on their debt service obligations;

•	weighted average interest rate of 6.5%.

CLO Fund Securities (as of the last monthly trustee report prior to March 31, 2009 unless otherwise specified)

•	represent approximately 10% of total investment portfolio at March 31, 2009;

•	represent investments in subordinated securities or equity securities issued by CLO Funds;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	nine different CLO Fund securities; five of such CLO Funds are managed by Katonah Debt Advisors;

Katonah Debt Advisors

•	represents approximately 12% of total investment portfolio;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	Katonah Debt Advisors has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the three months ended March 31, 2009, Katonah Debt Advisors had pre-tax net income of approximately $140,000;

•	for the three months ended March 31, 2009, Katonah Debt Advisors made no such distributions in the form of a dividend which is recognized as current earnings to the Company.

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

Dividends from Investments in CLO Fund Securities. We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.  The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.  In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants my lead to the temporary suspension or deferral of cash distributions to us.

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

Net Change in Unrealized Depreciation on Investments

During the three months ended March 31, 2009, the Company’s investments had a net change in unrealized depreciation of approximately $7 million. The net change in unrealized depreciation for the three months ended March 31, 2009 is primarily due to i) an approximate $1 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; ii) an approximate $7 million decrease in the net value of CLO equity investments; and, iii) an approximate $1 million increase in the value of Katonah Debt Advisors due to an increase in assets under management to $2.1 billion at March 31, 2009.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended March 31, 2009 and 2008 was a decrease of approximately $2 million, and an increase of approximately $195,000, respectively, or a decrease of $0.10 and an increase of $0.01 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2009 and 2008, net investment income and realized losses was approximately $5 million and $8 million, respectively, or $0.23 and $0.45, per share, respectively.  Generally, we seek to fund our dividend from net investment income and net realized gains. For the three months ended March 31, 2009, there were no dividend distributions; however, the Company declared a first quarter dividend of $0.24 per share, or approximately $5 million, which was booked in the second quarter.

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

Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends declared by us since our initial public offering, which represent an amount equal to our estimated net investment income for the specified quarter, including undistributed income from Katonah Debt Advisors, plus a portion of the undistributed amount of 2006 net investment income distributed in 2007:

	Dividend	Declaration Date	Record Date	Pay Date
2009 (unaudited):
First quarter	$0.24	3/23/2009	4/8/2009	4/29/2009

2008:
Fourth quarter	$0.27	12/19/2008	12/31/2008	1/29/2009
Third quarter	0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2008	4/28/2008

Total declared for 2008	$1.44

2007:
Fourth quarter	$0.39	12/14/2007	12/24/2007	1/24/2008
Third quarter	0.37	9/24/2007	10/10/2007	10/26/2007
Second quarter	0.35	6/8/2007	7/9/2007	7/23/2007
First quarter	0.29	3/13/2007	4/6/2007	4/17/2007

Total declared for 2007	$1.40

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the three months ended March 31, 2009, Katonah Debt Advisors had approximately $140,000 of pre-tax net income and made no distributions to us.  For the three months ended March 31, 2008, Katonah Debt Advisors earned approximately $2 million of pre-tax net income and distributed $350,000 in dividends to us; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

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

The following table shows the Company’s portfolio by security type at March 31, 2009 and December 31, 2008:

	March 31, 2009 (unaudited)			December 31, 2008
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$146,547	$146,547	—%	$12,185,997	$12,185,997	2%
Money Market Account	6,027	6,027	—	10	10	—
Senior Secured Loan	213,238,766	197,292,249	42	235,123,695	218,342,528	42
Junior Secured Loan	143,447,085	126,095,302	27	143,370,524	126,498,918	25
Mezzanine Investment	37,785,597	31,392,132	7	37,097,183	32,557,165	6
Senior Subordinated Bond	3,007,943	2,287,500	—	3,008,197	2,287,500	1
Senior Unsecured Bond	5,290,143	4,800,000	1	5,259,487	4,800,000	1
CLO Fund Securities	66,734,955	49,787,236	10	66,376,595	56,635,236	11
Equity Securities	5,256,660	4,389,278	1	5,256,660	4,389,831	1
Affiliate Asset Managers	39,216,715	58,166,214	12	38,948,271	56,528,088	11

Total	$514,130,438	$474,362,485	100%	$546,626,619	$514,225,273	100%

¹      Represents percentage of total portfolio at fair value.

Investment Securities

We invest in senior secured loans and mezzanine debt and, to a lesser extent, equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. However, we may invest in other industries if we are presented with attractive opportunities.

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

At March 31, 2009, the Company’s investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 6.5%.

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

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at March 31, 2009 is spread across 26 different industries and 86 different entities with an average balance per entity of approximately $4 million. As of March 31, 2009, all but five of our portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At March 31, 2009, approximately 11% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 10% of our portfolio). As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At March 31, 2009, our ten largest portfolio companies represented approximately 34% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 12% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 17% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2009, we had $50 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. During the three months ended March 31, 2009 and in connection with the closing of Katonah Debt Advisors’ latest CLO Fund on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of the CLO Fund.  Our CLO Fund securities as of March 31, 2009 and December 31, 2008 are as follows:

			March 31, 2009 (unaudited)		December 31, 2008
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,668,267	$2,955,000	$4,620,951	$4,665,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	1,734,000	4,500,000	1,661,000
Katonah IV, Ltd.	Preferred Shares	17.1	3,150,000	594,000	3,150,000	1,601,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	64,000	3,320,000	1,172,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,500,000	1,228,000	4,500,000	2,629,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,400,000	1,252,000	3,400,000	2,252,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,000,000	1,226,000	2,000,000	1,921,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,454,308	11,875,000	11,324,758	11,875,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	29,742,380	28,859,236	29,560,886	28,859,236

Total			$66,734,955	$49,787,236	$66,376,595	$56,635,236

¹  Represents percentage of class held.
²  An affiliate CLO Fund managed by Katonah Debt Advisors.

The CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt. The underlying assets in our CLO Funds exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee report as of March 31, 2009:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	230	171	32	$1,216,271	$1,635,920
Katonah III, Ltd.	294	196	31	1,258,617	1,887,926
Katonah IV, Ltd.	302	205	29	1,035,738	1,525,819
Katonah V, Ltd.	335	230	36	689,288	1,003,963
Katonah VII CLO Ltd.	263	210	33	1,358,435	1,701,278
Katonah VIII CLO Ltd.	268	207	33	1,488,922	1,927,686
Katonah IX CLO Ltd.	263	204	33	1,538,787	1,983,829
Katonah X CLO Ltd.	254	201	33	1,817,080	2,296,211
Katonah 2007-1 CLO Ltd.	196	161	30	1,607,288	1,956,699

¹  All data from most recent Trustee reports as of March 31, 2009

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of March 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and was valued at approximately $56 million.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as a one-time structuring fee from the CLO Funds for its management and advisory services. In addition, Katonah Debt Advisors may also earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds its operating expenses. The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to Kohlberg Capital Corporation. Cash distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is based primarily on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2009 and for the year ended December 31, 2008 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
2008 Activity:
Purchases / originations /draws	$71,949,153	$28,859,236	$212,710	$5,478,276	$106,499,375
Pay-downs / pay-offs / sales	(71,671,847)	—	—	—	(71,671,847)
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Net realized losses	(575,179)	—	—	—	(575,179)
Decrease in fair value	(26,887,293)	(4,700,095)	(575,129)	(7,535,548)	(39,698,065)

Fair Value at December 31, 2008	$384,486,111	$56,635,236	$4,389,831	$56,528,088	$502,039,266
Year to Date 2009 Activity (unaudited):
Purchases / originations /draws	$1,136,167	$—	$—	$268,444	$1,404,611
Pay-downs / pay-offs / sales	(20,509,932)	—	—	—	(20,509,932)
Net accretion of discount	291,585	358,360	—	—	649,945
Net realized losses	(2,007,373)	—	—	—	(2,007,373)
Increase (decrease) in fair value	(1,529,375)	(7,206,360)	(553)	1,369,682	(7,366,606)

Fair Value at March 31, 2009	$361,867,183	$49,787,236	$4,389,278	$58,166,214	$474,209,911

Our wholly-owned subsidiary has a 35% economic interest in PKSIL through its investment in Class B shares of PKSIL on which it will receive its pro rata share of PKSIL’s operating income. PKSIL may also source distressed debt opportunities in which we may make direct investments. As of March 31, 2009, our wholly owned subsidiary had funded approximately $2.1 million of its $2.5 million total commitment to PKSIL in the form of an investment in the Class A shares of PKSIL.

Both Katonah Debt Advisors and PKSIL are considered affiliate investments. As of March 31, 2009, our affiliate asset manager investments at fair value are approximately $58 million.

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

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase (decrease) in stockholders’ equity resulting from operations which includes net investment income (loss) and net realized and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments, is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for the three months ended March 31, 2009 and 2008.

Investment Income

Investment income for the three months ended March 31, 2009 and 2008 was approximately $10 million and $14 million, respectively. Of this amount, approximately $7 million and $10 million, respectively, was attributable to interest income on our loan and bond investments. For the three months ended March 31, 2009 and 2008, approximately $3 million of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of March 31, 2009, our investment in Katonah Debt Advisors was approximately $56 million. For the three months ended March 31, 2009 and 2008, Katonah Debt Advisors had pre-tax net income of approximately $140,000 and $2 million, respectively. For the three months ended March 31, 2009, Katonah Debt Advisors made no distributions of net income.  For the three months ended March 31, 2008, Katonah Debt Advisors distributed $350,000 of net income. Distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. The Company intends to distribute the accumulated undistributed net income of Katonah Debt Advisors in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by us prior to our initial public offering. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

Expenses

Total expenses for the three months ended March 31, 2009 and 2008 were approximately $3 million and $6 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $2 million and $3 million, on average debt outstanding of $254 million and $255 million, respectively. Approximately $843,000 and $1 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended March 31, 2009 and 2008.  For the three months ended March 31, 2009, other expenses included approximately $690,000 for professional fees, insurance, administrative and other.  For the three months ended March 31, 2008, expenses included approximately $1 million for professional fees, insurance, administrative and other.  For the three months ended March 31, 2009 and 2008, administrative and other costs totaled approximately $262,000 and $345,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

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

Net Unrealized Appreciation on Investments

During the three months ended March 31, 2009 and 2008, our total investments had a change in net unrealized depreciation of approximately $7 million and $8 million, respectively. Of this amount, Katonah Debt Advisors had unrealized appreciation of approximately $1 million and $4 million, respectively, offset by unrealized losses of approximately $8 million and $12 million, respectively, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

The increase in the unrealized value of Katonah Debt Advisors is primarily as a result of an increase in Katonah Debt Advisors’ assets under management to $2.1 billion as on March 31, 2009.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended March 31, 2009 was approximately $2 million, or $0.10 per share.  The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2008 was approximately $195,000, or $0.01 per share.

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

As of March 31, 2009 and December 31, 2008 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2009	December 31, 2008
	(unaudited)
Cash	$4,219,072	$251,412
Time Deposits	146,547	12,185,997
Money Market Accounts	6,027	10
Senior Secured Loan	197,292,249	218,342,528
Junior Secured Loan	126,095,302	126,498,918
Mezzanine Investment	31,392,132	32,557,165
Senior Subordinated Bond	2,287,500	2,287,500
Senior Unsecured Bond	4,800,000	4,800,000
CLO Fund Securities	49,787,236	56,635,236
Equity Securities	4,389,278	4,389,831
Affiliate Asset Managers	58,166,214	56,528,088

Total	$478,581,557	$514,476,685

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

As of March 31, 2009, the outstanding balance on the Facility was $245 million.  During September 2008, we were notified by the lenders that the liquidity banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility.  As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility.  We viewed such proposed terms as unfavorable and have opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility.  In accordance with the terms of the Facility, all principal and interest collected from the assets by which the Facility is secured are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”).   During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread.  We believe we have sufficient cash and liquid assets to fund normal operations and dividend distributions.  At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under our Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission) as of the Facility outstanding balance determination date.  At quarter-end, our leverage ratio covenant was met using the March 31, 2009 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of December 31, 2008.  We remain in compliance with the leverage covenant ratio based on the April 12, 2009 Facility balance and the GAAP stockholders’ equity balance as of December 31, 2008.

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

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2009 and December 31, 2008, we had committed to make a total of approximately $3 million and $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $1 million was funded as of March 31, 2009 and $1 million was funded as of December 31, 2008. As of March 31, 2009 and December 31, 2008, we had no investments in delayed draw senior secured loans.

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

As of March 31, 2009, our wholly-owned subsidiary had funded approximately $2.1 million of its $2.5 million total commitment to PKSIL in the form of an investment in the Class A shares of PKSIL.

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

Effective January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of we securities own, or (ii) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there are negligible net cash distributions to the class of securities we own, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested.  We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.  As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment.  We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Our investment in Katonah Debt Advisors is carried at fair value and is based on multiple approaches to value which involve value drivers such as assets under management (“AUM”), cash flow, and earnings before income taxes, depreciation and amortization (“EBITDA”). These value drivers are analyzed in the context of both quantifiable historical experience and projected performance. AUM or earnings multiples from peer comparables are then applied to the value drivers to determine fair value. Our investments in Katonah Debt Advisors is reviewed quarterly by Duff & Phelps, LLC, an independent valuation firm, who performs certain limited procedures that the Company’s Board of Directors identified and requested, and whose conclusion is that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2009, five issuers representing 1% of our total investments were on non-accrual status.  As of December 31, 2008, two issuers representing 0.2% of our total investments were on non-accrual status.

Dividend Income from CLO Fund Securities

We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us.  We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2009, approximately 88% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2009, we had $245 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately $1 million over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately $1 million over a one-year period. Because most of our investments at March 31, 2009 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2009. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. The Board of Directors has retained an independent valuation firm to provide third-party valuation consulting services, which consist of certain limited procedures that we identify and request the independent valuation firm to perform. During the preceding twelve months ended March 31, 2009, approximately 57% of our investments were investments that were marked to market or for which we utilized the valuation services provided by the independent valuation firm in connection with the determination of fair value by our Board of Directors. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and a consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments or from the values that would have been placed on our assets by other market participants, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

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

Item 4           Controls and Procedures

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

Changes in Internal Control Over Financial Reporting . The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Item 1A.      Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Kohlberg Capital Corporation

Date: May 11, 2009	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2009	By	/s/ Michael I. Wirth
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