Form 10-Q
period 2009-06-30
Kohlberg Capital CORP
filed 2009-08-10
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of outstanding shares of common stock of the registrant as of July 31, 2009 was 21,836,010.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of June 30, 2009	As of December 31, 2008
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2009 - $6,465,241; 2008 - $12,185,997)	$6,465,241	$12,185,997
Money market account (cost: 2009 - $3,876; 2008 - $10)	3,876	10
Debt securities (cost: 2009 - $390,234,848; 2008 - $423,859,086)	338,972,249	384,486,111
CLO fund securities managed by non-affiliates (cost: 2009 - $15,683,559; 2008 - $15,590,951)	3,588,000	9,099,000
CLO fund securities managed by affiliate (cost: 2009 - $52,474,750; 2008 - $50,785,644)	52,865,236	47,536,236
Equity securities (cost: 2009 - $5,256,660; 2008 - $5,256,660)	4,389,081	4,389,831
Asset manager affiliates (cost: 2009 - $38,917,322; 2008 - $38,948,271)	56,503,709	56,528,088
Total Investments at fair value	462,787,392	514,225,273
Cash	184,929	251,412
Restricted cash	1,346,509	2,119,991
Interest and dividends receivable	3,816,016	4,168,599
Receivable for open trades	6,794,143	—
Due from affiliates	1,288,800	390,590
Other assets	1,475,528	1,716,446
Total assets	$477,693,317	$522,872,311

LIABILITIES
Borrowings	$233,806,661	$261,691,148
Payable for open trades	—	1,955,000
Accounts payable and accrued expenses	2,678,805	3,064,403
Dividend payable	—	5,879,660
Total liabilities	$236,485,466	$272,590,211
Commitments and contingencies (note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,077,720 and 21,743,470 common shares issued and outstanding at June 30, 2009 and 21,776,519 and 21,436,936 issued and outstanding at December 31, 2008	$217,435	$214,369
Capital in excess of par value	283,749,129	282,171,860
Accumulated undistributed net investment income	9,303,730	977,904
Accumulated net realized losses	(5,813,579)	(680,687)
Net unrealized depreciation on investments	(46,248,864)	(32,401,346)

Total stockholders' equity	$241,207,851	$250,282,100

Total liabilities and stockholders' equity	$477,693,317	$522,872,311

NET ASSET VALUE PER COMMON SHARE	$11.09	$11.68

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment Income:
Interest from investments in debt securities	$6,923,006	$7,464,325	$14,327,758	$17,164,160
Interest from cash and time deposits	5,016	56,969	9,686	143,572
Dividends from investments in CLO fund securities managed by non-affiliates	337,908	2,211,687	818,300	3,749,894
Dividends from investments in CLO fund securities managed by affiliate	2,083,803	2,404,109	4,211,129	3,927,192
Dividends from affiliate asset manager	—	—	—	350,000
Capital structuring service fees	162,479	128,434	279,214	1,263,548
Total investment income	9,512,212	12,265,524	19,646,087	26,598,366
Expenses:
Interest and amortization of debt issuance costs	1,577,641	2,400,789	3,085,652	5,745,212
Compensation	866,094	1,531,876	1,708,667	2,708,715
Professional fees	304,304	303,426	640,633	920,074
Insurance	85,712	64,979	177,475	138,414
Administrative and other	267,987	305,794	529,545	651,021
Total expenses	3,101,738	4,606,864	6,141,972	10,163,436
Net Investment Income	6,410,474	7,658,660	13,504,115	16,434,930
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(3,125,520)	104,320	(5,132,892)	(621,993)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(10,360,248)	(329,631)	(11,889,624)	(8,075,608)
Equity securities	(196)	(8,456)	(750)	(1,199,302)
CLO fund securities managed by affiliate	7,046,938	(577,213)	3,639,894	(1,227,456)
CLO fund securities managed by non-affiliate	(1,804,292)	(374,142)	(5,603,608)	(2,518,521)
Affiliate asset manager investments	(1,363,112)	823,747	6,570	4,700,487
Net realized and unrealized depreciation on investments	(9,606,430)	(361,375)	(18,980,410)	(8,942,393)
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$(3,195,956)	$7,297,285	$(5,476,295)	$7,492,537
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share—Basic and Diluted	$(0.15)	$0.36	$(0.25)	$0.39
Net Investment Income Per Common Share—Basic and Diluted	$0.29	$0.38	$0.62	$0.86
Net Investment Income and Net Realized Gains/Losses Per Common Share—Basic and Diluted	$0.15	$0.38	$0.38	$0.82
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	21,692,003	20,302,781	21,612,819	19,188,863

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended June 30,
	2009	2008
Operations:
Net investment income	$13,504,115	$16,434,930
Net realized loss from investment transactions	(5,132,892)	(621,993)
Net change in unrealized depreciation on investments	(13,847,518)	(8,320,400)
Net increase (decrease) in net assets resulting from operations	(5,476,295)	7,492,537

Stockholder distributions:
Dividends from net investment income to common stockholders	(5,178,289)	(16,124,802)
Net decrease in net assets resulting from stockholder distributions	(5,178,289)	(16,124,802)

Capital transactions:
Issuance of common stock for dividend reinvestment plan	1,100,366	1,292,625
Issuance of common stock for rights offering	—	26,925,213
Vesting of restricted stock	53	—
Stock based compensation	479,916	325,307
Net increase in net assets resulting from capital transactions	1,580,335	28,543,145

Net assets at beginning of period	250,282,100	259,068,164

Net assets at end of period (including undistributed net investment income of $9,303,730 in 2009 and accumulated distributions in excess of net investment income of $1,351,756 in 2008)	$241,207,851	$278,979,044

Net asset value per common share	$11.09	$13.14
Common shares outstanding at end of period	21,743,470	21,234,482

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$(5,476,295)	$7,492,537
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by operations:
Net realized losses on investment transactions	5,132,892	621,993
Net change in unrealized depreciation on investments	13,847,518	8,320,400
Net accretion of discount on securities	(1,275,699)	(971,885)
Amortization of debt issuance cost	412,345	210,561
Purchases of investments	(3,907,954)	(58,437,814)
Payment-in-kind interest	(1,374,362)	(662,223)
Proceeds from sale and redemption of investments	32,032,172	55,418,329
Stock based compensation expense	479,916	325,307
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	352,583	1,337,434
(Increase) decrease in other assets	(171,429)	376,797
(Increase) decrease in due from affiliates	(2,664,037)	223,109
Decrease in accounts payable and accrued expenses	(385,598)	(2,328,127)

Net cash provided by operating activities	37,002,052	11,926,418

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	53	26,925,213
Dividends paid in cash	(9,957,583)	(13,009,340)
Proceeds from issuance of debt (net of offering costs)	—	(25,000,000)
Cash paid on repayment of debt	(27,884,487)	—
Decrease (increase) in restricted cash	773,482	1,361,061

Net cash used in financing activities	(37,068,535)	(9,723,066)

CHANGE IN CASH	(66,483)	2,203,352
CASH, BEGINNING OF PERIOD	251,412	12,088,529

CASH, END OF PERIOD	$184,929	$14,291,881

Supplemental Information:
Interest paid during the period	$2,670,145	$4,753,989
Non-cash dividends paid during the period under dividend reinvestment plan	$1,100,366	$1,292,625

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of June 30, 2009
(unaudited)
Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.5%, Due 6/13	$325,242	$318,659	$325,242

Advanced Lighting Technologies, Inc.[15] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.3%, Due 6/13	—	—	—

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.1%, Due 6/13	1,671,536	1,671,536	1,671,536

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	2,494,848

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 6.8%, Due 3/13	418,244	418,244	418,244

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 3/13	5,291,964	5,291,964	5,291,964

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 2.7%, Due 4/13	1,832,209	1,831,225	1,653,569

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.3%, Due 5/13	426,444	421,974	405,122

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.3%, Due 5/13	3,048,032	3,016,082	2,895,631

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 4.1%, Due 6/14	5,870,163	5,870,163	5,870,163

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.1%, Due 8/13	4,000,000	4,036,311	3,613,340

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 4.6%, Due 3/14	$1,689,931	$1,698,144	$1,689,931

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 5.0%, Due 12/12	4,156,545	4,127,878	4,156,545

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.6%, Due 6/14	4,000,000	3,979,641	3,820,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.8%, Due 2/14	3,300,000	2,711,937	2,640,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.8%, Due 2/14	4,000,000	3,967,138	3,200,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.6%, Due 7/13	2,431,250	2,457,836	1,896,375

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.3%, Due 7/12	1,890,497	1,898,273	1,743,983

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.6%, Due 12/14	4,000,000	4,000,000	3,730,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,556,122	4,556,122	4,556,122

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,962,500	4,900,973	4,962,500

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.6%, Due 3/13	1,687,161	1,681,874	1,358,165

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 3.6%, Due 9/12	8,548,100	8,569,676	8,548,100

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 5.0%, Due 3/13	1,467,266	1,412,309	1,115,122

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,770,187	2,745,530	2,770,187

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$11,763,740	$11,631,350	$7,058,244

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 3.0%, Due 6/14	2,940,000	2,940,000	2,284,380

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.6%, Due 7/14	3,940,000	3,925,547	3,940,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.3%, Due 1/15	2,000,000	1,969,456	1,840,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	9,339,338	9,048,788	2,801,801

Cooper-Standard Automotive Inc[6,10] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,315,690	1,520,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 5.8%, Due 10/13	1,000,000	1,007,087	990,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 7.8%, Due 4/14	7,700,000	7,519,771	6,747,125

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.0%, Due 6/12	2,684,217	2,684,217	2,684,217

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.0%, Due 10/14	4,720,061	4,293,907	4,241,305

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.1%, Due 5/15	3,000,000	2,967,393	2,830,005

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.8%, Due 7/15	6,000,000	5,456,632	6,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 6.6%, Due 12/14	5,000,000	5,000,000	4,600,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 12/13	4,433,246	4,437,143	4,433,246

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.3%, Due 7/13	$4,455,452	$4,455,452	$4,455,452

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.3%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 5.6%, Due 12/12	4,063,494	4,068,639	4,063,494

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 3.4%, Due 11/12	1,546,525	1,456,659	1,546,525

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 4.4%, Due 10/13	3,218,000	3,218,000	3,218,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.1%, Due 9/14	3,453,429	3,173,984	2,624,606

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 3.6%, Due 12/13	1,957,407	1,955,643	1,448,481

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,007,686	2,287,500

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,456	2,000,000

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000

Hawkeye Renewables, LLC[6,10] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 8.3%, Due 6/12	2,908,544	2,857,697	552,623

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	$5,000,000	$4,846,403	$4,550,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.6%, Due 10/14	1,000,000	1,000,000	940,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.8%, Due 4/14	3,723,929	3,591,606	3,165,339

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.1%, Due 10/14	3,000,000	3,000,000	2,347,500

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	2,713,860	2,708,146	2,713,860

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.6%, Due 4/13	3,547,864	3,547,864	3,547,864

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 5.0%, Due 3/13	2,986,132	2,986,132	2,388,905

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 3.8%, Due 5/12	4,037,531	4,048,044	4,037,531

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,015,806	3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,578,305	9,560,393	9,578,305

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.1%, Due 12/13	5,371,429	5,385,594	2,148,571

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.1%, Due 8/13	2,000,000	2,012,621	2,000,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,854,442	290,637

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 5.5%, Due 1/11	$2,000,000	$1,920,211	$7,500

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	1,000

Lear Corporation[10] Automobile	Senior Secured Loan — Term Loan 3.3%, Due 4/12	1,993,927	1,751,930	1,415,688

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0%, Due 8/12	2,258,184	2,258,184	1,942,038

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.8%, Due 3/14	2,667,680	2,667,680	1,653,962

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.1%, Due 1/15	2,000,000	2,000,000	2,000,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 12/12	5,784,895	5,771,323	5,784,895

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.9%, Due 6/13	1,000,000	1,000,000	1,000,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,852,915	1,855,491	1,815,857

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,000,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - 1st Lien 7.8%, Due 12/12	7,862,500	7,862,500	7,862,500

Northeast Biofuels, LP6, 10 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.8%, Due 6/13	1,389,127	1,391,214	277,825

Northeast Biofuels, LP6, 10 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.8%, Due 6/13	57,547	57,634	11,509

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 5.0%, Due 6/11	$688,202	$688,202	$688,202

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.5%, Due 6/11	3,402,778	3,391,547	3,402,778

Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	1,600,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,642,500	5,642,500	5,642,500

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 2.8%, Due 6/12	1,240,209	1,241,871	1,240,209

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 6.3%, Due 8/14	4,563,854	4,529,263	4,563,854

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 8.7%, Due 6/14	6,650,000	6,487,392	6,650,000

Rhodes Companies, LLC, The[6,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,719,509	1,670,576	515,853

Rhodes Companies, LLC, The[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 11.0%, Due 11/11	2,019,011	2,025,888	201,901

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,984,392	2,850,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.6%, Due 6/13	4,326,246	4,296,451	4,326,246

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.9%, Due 6/12	1,258,041	1,255,966	1,258,041

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.9%, Due 6/12	838,694	837,310	838,694

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 12/14	7,500,000	7,500,000	7,500,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.8%, Due 6/14	$3,910,151	$3,910,151	$3,910,151

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 8.3%, Due 7/12	742,224	745,598	742,224

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	3,682,640	3,699,379	3,682,640

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 14.5%, Due 7/13	1,750,000	1,757,450	1,750,000

Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.8%, Due 10/14	984,912	905,464	704,212

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.6%, Due 12/14	2,000,000	2,025,968	1,900,000

TransAxle LLC[10,16] Automobile	Senior Secured Loan — Revolving Loan 8.0%, Due 8/11	854,545	852,159	256,364

TransAxle LLC[10] Automobile	Senior Secured Loan — Term Loan 8.0%, Due 9/12	1,456,743	1,456,743	437,023

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 10/14	3,736,736	3,593,502	3,736,736

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 5.2%, Due 4/13	4,315,807	4,315,807	4,315,807

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 12/13	6,500,000	6,487,700	6,500,000

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	526,500	526,500	526,500

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.6%, Due 6/13	1,887,118	1,878,301	1,887,118

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.1%, Due 3/14	$2,000,000	$1,930,691	$1,845,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.1%, Due 3/14	4,132,887	4,158,388	3,812,589

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,812,179	5,000,000

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 2.8%, Due 6/12	771,447	764,150	725,160

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 0.2%, Due 6/12	668,412	662,089	628,307

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.5%, Due 6/12	167,103	165,522	157,077

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 5.1%, Due 12/12	2,683,180	2,687,056	2,468,525

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	645,361

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0%, Due 10/12	623,958	621,874	623,958

Total Investment in Debt Securities
(141% of net asset value at fair value)		$395,460,023	$390,234,848	$338,972,249

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$750,000

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	0.0%	160,361	160,361

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	10,253	42,542	1,103

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	580	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,079,617

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	2,398,000

Park Avenue Coastal Holding, LLC[7] Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities
(2% of net asset value at fair value)			$5,256,660	$4,389,081

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,13,14]	Subordinated Securities	22.2%	$4,713,559	$2,579,000
Katonah III, Ltd.[3,13]	Preferred Shares	23.1%	4,500,000	799,000
Katonah IV, Ltd.[3,13,14]	Preferred Shares	17.1%	3,150,000	209,000
Katonah V, Ltd.[3,13,14]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,9,13,14]	Subordinated Securities	16.4%	4,500,000	1,520,000
Katonah VIII CLO Ltd[3,9,13,14]	Subordinated Securities	10.3%	3,400,000	1,536,000
Katonah IX CLO Ltd[3,9,13,14]	Preferred Shares	6.9%	2,000,000	1,288,000
Katonah X CLO Ltd [3,9,13]	Subordinated Securities	33.3%	11,579,744	12,123,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares	100.0%	29,918,479	28,859,236
Katonah 2007-I CLO Ltd.[3,9,13]	Class B-2L Notes Par Value of $10,500,000 6.1%, Due 4/22	100.0%	1,076,527	7,539,000

Total Investment in CLO Fund Securities
(23% of net asset value at fair value)			$68,158,309	$56,453,236

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$38,917,322	$56,503,709

Total Investment in Asset Manager Affiliate			$38,917,322	$56,503,709
(23% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value[2]
US Bank Eurodollar Sweep CL2[3,11]	Time Deposit	0.10%	6,454,326	6,454,326

JP Morgan Asset Account	Time Deposit	0.07%	10,915	10,915

JP Morgan Business Money Market Account[12]	Money Market Account	0.15%	3,876	3,876

Total Investment in Time Deposit and Money Market Accounts			$6,469,117	$6,469,117
(3% of net asset value at fair value)

Total Investments[5]			$509,036,256	$462,787,392
(192% of net asset value at fair value)

See accompanying notes to financial statements.

[1]
A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2009.

[2]	Reflects the fair market value of all existing investments as of June 30, 2009, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.

[5]
The aggregate cost of investments for federal income tax purposes is approximately $509 million. The aggregate gross unrealized appreciation is approximately $27 million and the aggregate gross unrealized depreciation is approximately $73 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	Warrants having a strike price of $0.01 and expiration date of March 2017.

9      An affiliate CLO fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.
[10]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[11]	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
[12]	Money market account holding restricted cash for employee flexible spending accounts.
[13]
These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder.  These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

[14]	As of June 30, 2009, these CLO Fund Securities were not providing a dividend distribution.
[15]	Unfunded $2 million revolving commitment.
[16]	Unfunded $1 million revolving commitment.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of December 31, 2008

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 6.6%, Due 6/13	$356,819	$356,819	$356,819

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.9%, Due 6/13	960,000	952,585	960,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 6/13	1,834,277	1,834,277	1,834,277

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	3,118,560

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.5%, Due 3/13	429,397	429,397	429,397

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.5%, Due 3/13	5,436,949	5,436,949	5,436,949

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 4/13	3,832,209	3,829,883	3,458,569

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.5%, Due 5/13	442,044	436,817	419,942

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.5%, Due 5/13	3,159,324	3,121,965	3,001,357

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 5.0%, Due 6/14	5,900,113	5,900,113	5,900,113

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.2%, Due 8/13	4,000,000	4,040,652	3,613,340

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 6.5%, Due 3/14	$1,721,939	$1,731,184	$1,721,939

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 6.7%, Due 12/12	4,265,636	4,231,984	4,265,636

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 6.5%, Due 6/14	4,000,000	3,977,593	3,820,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,649,436	2,640,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,963,645	3,200,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 8.1%, Due 7/13	2,443,750	2,473,717	1,906,125

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/12	1,955,000	1,964,334	1,803,488

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 5.5%, Due 12/14	4,000,000	4,000,000	3,730,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.1%, Due 6/13	4,937,500	4,937,500	4,937,500

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,987,500	4,918,231	4,987,500

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 3.4%, Due 3/13	1,694,554	1,688,542	1,364,116

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 4.4%, Due 9/12	9,208,100	9,234,910	9,208,100

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 6.3%, Due 3/14	1,469,323	1,403,698	1,322,391

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,792,043	2,763,495	2,652,440

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,744,496	$7,625,381

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 6/14	2,955,000	2,955,000	2,296,035

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/14	3,960,000	3,944,053	3,960,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.2%, Due 1/15	2,000,000	1,966,739	2,000,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,557,108	6,931,785

Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,259,487	2,800,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 6.0%, Due 8/12	3,959,925	3,723,431	2,771,947

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,900	990,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,501,237	6,747,125

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.5%, Due 6/12	2,748,162	2,748,162	2,748,162

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.1%, Due 10/14	7,000,000	6,309,065	6,289,990

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 5/15	3,000,000	2,964,626	2,830,005

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 10.1%, Due 7/15	6,000,000	5,411,785	6,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	5,000,000	5,000,000	4,850,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 12/13	$4,455,857	$4,460,205	$3,965,713

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 5.8%, Due 7/13	4,781,365	4,781,365	4,781,365

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	10,000,000

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan — Series C Loan 7.3%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 6.3%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 6.6%, Due 12/12	4,320,878	4,327,124	4,277,670

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 6.3%, Due 11/12	1,740,026	1,624,251	1,713,926

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 4.3%, Due 10/13	3,398,000	3,398,000	3,398,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.2%, Due 9/14	4,974,811	4,534,131	4,520,860

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Closing Date Term Loan 5.7%, Due 12/10	96,855	97,333	96,855

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Delayed Draw Term Loan 5.7%, Due 12/10	46,914	47,146	46,914

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 5.0%, Due 12/13	1,969,849	1,967,877	1,378,894

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3%, Due 12/16	3,000,000	3,008,197	2,287,500

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,263	1,940,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Getty Images, Inc. Printing and Publishing	Senior Secured Loan — Initial Term Loan 8.1%, Due 7/15	$2,981,250	$2,981,250	$2,712,938

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — New US Term Loan 4.9%, Due 6/13	2,437,280	2,443,443	2,205,739

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 6/12	2,908,544	2,856,515	1,250,674

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,831,923	4,550,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.7%, Due 10/14	1,000,000	1,000,000	765,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.7%, Due 4/14	3,723,929	3,577,920	3,165,339

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.6%, Due 10/14	3,000,000	3,000,000	2,347,500

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 7.3%, Due 9/12	2,727,813	2,721,193	2,727,813

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.7%, Due 4/13	3,755,829	3,755,829	3,755,829

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 4.8%, Due 3/13	3,001,367	3,001,367	3,001,367

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 6.9%, Due 5/12	4,316,295	4,329,467	4,316,295

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 10.9%, Due 5/13	$3,000,000	$3,017,825	$3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 5.2%, Due 9/12	10,090,295	10,068,492	10,090,295

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.2%, Due 12/13	5,371,429	5,387,168	3,222,857

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan — Loan 7.0%, Due 6/09	5,000,000	5,006,639	5,000,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 8.5%, Due 12/14	5,000,000	5,000,000	3,400,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.0%, Due 8/13	2,000,000	2,014,136	2,000,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,835,789	290,637

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,500

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	1,000

Lear Corporation Automobile	Senior Secured Loan — Term Loan 3.7%, Due 4/12	1,993,927	1,709,640	1,694,838

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 5.8%, Due 8/12	2,269,824	2,269,824	2,269,824

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 4.5%, Due 3/14	2,731,786	2,731,786	1,693,708

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.8%, Due 1/15	2,000,000	2,000,000	1,970,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 2.8%, Due 6/13	3,305,000	3,324,288	3,139,750

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Manitowoc Company Inc., The Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term B Loan 6.5%, Due 8/14	$2,000,000	$1,955,000	$1,817,500

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.6%, Due 12/12	5,899,925	5,884,108	5,899,925

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.4%, Due 6/13	1,000,000	1,000,000	1,000,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,949,367	1,954,403	1,910,380

Mylan Inc. Healthcare, Education and Childcare	Senior Secured Loan — U.S. Tranche B Term Loan 5.0%, Due 10/14	1,969,849	1,912,634	1,792,563

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,000,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - First Lien 7.8%, Due 12/12	8,075,000	8,075,000	8,075,000

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.3%, Due 6/13	1,382,120	1,384,467	276,424

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.3%, Due 6/13	57,257	57,354	11,451

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 6.8%, Due 6/11	744,382	744,382	744,382

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 6/11	3,680,556	3,665,393	3,680,556

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,695,000	5,695,000	5,695,000

Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	2,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/12	$1,246,565	$1,248,519	$1,215,401

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 6.8%, Due 8/14	4,937,343	4,896,292	4,937,343

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 10.2%, Due 6/14	6,650,000	6,471,193	6,517,000

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 5.0%, Due 11/10	1,685,674	1,629,483	842,837

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 9.2%, Due 11/11	2,013,977	2,022,278	503,494

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 7.7%, Due 10/13	3,000,000	2,982,607	2,850,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.1%, Due 6/13	4,694,560	4,658,215	4,694,560

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	1,430,000	1,427,248	1,430,000

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	953,333	951,498	953,333

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/14	3,930,101	3,930,101	3,930,101

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 3.0%, Due 7/12	766,973	771,034	766,973

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 4.0%, Due 7/12	3,805,590	3,825,741	3,805,590

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 7/13	1,750,000	1,758,373	1,750,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 5.6%, Due 10/14	$1,989,924	$1,814,330	$1,810,831

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 12/14	2,000,000	2,028,327	1,900,000

TransAxle LLC Automobile	Senior Secured Loan — Revolving Loan 6.0%, Due 8/11	400,000	397,067	398,716

TransAxle LLC Automobile	Senior Secured Loan — Term Loan 5.8%, Due 9/12	1,477,554	1,477,554	1,477,554

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.1%, Due 7/14	3,736,736	3,581,708	3,568,583

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.9%, Due 4/13	4,339,736	4,339,736	4,339,736

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 9.0%, Due 12/13	6,500,000	6,486,324	6,500,000

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.6%, Due 12/12	526,500	526,500	526,500

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 4.2%, Due 6/13	1,965,050	1,954,720	1,965,050

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	2,000,000	1,923,443	1,845,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	4,132,887	4,161,055	3,812,589

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,795,580	5,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 3.7%, Due 6/12	$775,624	$767,066	$729,087

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit .4%, Due 6/12	668,413	661,032	628,304

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.1%, Due 6/12	167,103	165,259	157,077

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 12/12	2,683,177	2,687,607	2,468,522

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	645,361

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 10/12	633,560	631,128	633,560

Total Investment in Debt Securities
(158% of net asset value at fair value)		$430,366,772	$423,859,086	$384,486,111

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$750,000

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	0.0%	160,361	160,361

Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	10,253	42,542	1,853

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	580	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,079,617

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	$1,500,000	$2,398,000

Park Avenue Coastal Holding, LLC Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities
(2% of net asset value at fair value)			$5,256,660	$4,389,831

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,13]	Subordinated Securities	22.2%	$4,620,951	$4,665,000
Katonah III, Ltd.[3,13]	Preferred Shares	23.1%	4,500,000	1,661,000
Katonah IV, Ltd.[3,13]	Preferred Shares	17.1%	3,150,000	1,601,000
Katonah V, Ltd.[3,13]	Preferred Shares	26.7%	3,320,000	1,172,000
Katonah VII CLO Ltd.[3,9,13]	Subordinated Securities	16.4%	4,500,000	2,629,000
Katonah VIII CLO Ltd[3,9,13]	Subordinated Securities	10.3%	3,400,000	2,252,000
Katonah IX CLO Ltd[3,9,13]	Preferred Shares	6.9%	2,000,000	1,921,000
Katonah X CLO Ltd [3,9,13]	Subordinated Securities	33.3%	11,324,758	11,875,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares	100.0%	29,560,886	28,859,236

Total Investment in CLO Fund Securities			$66,376,595	$56,635,236
(23% of net asset value at fair value)

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$37,151,495	$54,731,312

PKSIL LLC	Class A Shares	100%	1,793,276	1,793,276

PKSIL LLC	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates			$38,948,271	$56,528,088
(22% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value[2]
US Bank Eurodollar Sweep CL2[3,11]	Time Deposit	0.10%	$10,462,702	$10,462,702

JP Morgan Asset Account	Time Deposit	0.20%	1,723,295	1,723,295

JP Morgan Business Money Market Account[12]	Money Market Account	0.19%	10	10

Total Investment in Time Deposit and Money Market Accounts			$12,186,007	$12,186,007
(5% of net asset value at fair value)

Total Investments[5]			$546,626,619	$514,225,273
(211% of net asset value at fair value)

See accompanying notes to financial statements.

[1]
A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2008.

[2]	Reflects the fair market value of all existing investments as of December 31, 2008, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.

[5]
The aggregate cost of investments for federal income tax purposes is approximately $547 million. The aggregate gross unrealized appreciation is approximately $20 million and the aggregate gross unrealized depreciation is approximately $53 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	Warrants having a strike price of $0.01 and expiration date of March 2017.
[9]	An affiliate CLO Fund managed by Katonah Debt Advisors L.L.C. or its affiliate.
[10]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[11]	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
[12]	Money market account holding restricted cash for employee flexible spending accounts.
[13]
These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder.  These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

KOHLBERG CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(unaudited)
($ per share)

	Six Months Ended June 30,
	2009	2008
Per Share Data:
Net asset value, at beginning of period	$11.68	$14.38
Net income (loss)
Net investment income[1]	0.62	0.86
Net realized losses[1]	(0.24)	(0.03)
Net change in unrealized appreciation/depreciation on investments[1]	(0.80)	(2.60)
Net loss	(0.42)	(1.77)
Net decrease in net assets resulting from distributions
From net investment income	(0.24)	(0.82)
Net decrease in net assets resulting from distributions	(0.24)	(0.82)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	—	1.27
Issuance of common stock under dividend reinvestment plan	0.05	0.06
Stock based compensation expense	0.02	0.02
Net increase in net assets relating to stock-based transactions	0.07	1.35

Net asset value, end of period	$11.09	$13.14
Total net asset value return[2]	(3.0)%	(3.3)%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.64	$12.00
Per share market value at end of period	$6.32	$10.00
Total market return[3]	80.2%	(10.3)%
Shares outstanding at end of period	21,743,470	21,234,482
Net assets at end of period	$241,207,851	$278,979,044
Portfolio turnover rate[4]	1.2%	11.1%
Average debt outstanding	$245,700,052	$244,890,110
Asset coverage ratio	203%	$221%
Ratio of net investment income to average net assets[5]	10.9%	12.5%
Ratio of total expenses to average net assets[5]	5.0%	7.8%
Ratio of interest expense to average net assets[5]	2.5%	4.4%
Ratio of non-interest expenses to average net assets[5]	2.5%	3.4%

1    Based on weighted average number of common shares outstanding for the period
2    Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
3    Total market return (not annualized) equals the change in the ending market value over the beginning of period market value plus dividends, divided by the beginning market value.
4    Not annualized
5    Annualized
 See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (collectively with its affiliates, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of June 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

As discussed in Note 6, the Company is currently using any income generated by the assets collateralizing its secured credit facility to pay principal, interest and other expenses of such facility – despite the Company being required, from a tax perspective, to distribute to the shareholders substantially all of its net investment income including the net amounts generated by the collateralized assets.  While these collateralized assets make up a significant portion of the Company’s investments, they do not make up the entire investment portfolio.  Management believes that its unencumbered assets should provide sufficient liquidity for the Company to meet its ongoing operating and distribution requirements over the next twelve months.

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

Certain reclassifications were made to prior year’s presentation to conform to the current year.  Time deposits and money market accounts, which were previously classified as cash and cash equivalents, have been reclassified to short term investments.

The Company considers events or transactions that occur after the date of the Balance Sheet but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 10, 2009, the date of issuance of these financial statements.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are computed using the specific identification method.

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis.  Debt and equity securities for which market quotations are readily available are generally valued at such market quotations.  Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management and reviewed quarterly by the Valuation Committee of the Board of Directors.  Valuations are conducted on 100% of the investment portfolio at the end of each fiscal quarter.

The Company follows the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”). In part, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Subsequent to the adoption of SFAS 157, the FASB has issued various staff positions clarifying the initial standard as noted below.

The Company also follows the provisions of FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“ FSP 157-3”) which provides an illustrative example of how to determine the fair value of a financial asset in an inactive market and did not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, the Company’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect the Company’s practices for determining the fair value of its investment portfolio and did not have a material effect on the Company’s financial position or results of operations.

On April 9, 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased as well as on identifying circumstances that indicate that a transaction is not orderly. FSP 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). FSP 157-4 further amends SFAS 157 to require the disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  FSP No. 157-4 is effective for the Company’s interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material effect on the Company’s financial position or results of operations.

Effective July 23, 2009, the Board established revised valuation procedures reflecting its determination that the Company had sufficient internal expertise and access to market information to carry out the quarterly valuation process in conformity with GAAP without the involvement of, or additional expense associated with, a third-party valuation provider, and terminated the engagement of Duff & Phelps, LLC.  The Company expects that this termination will result in cost savings of approximately $360,000 per year.

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

The Board of Directors may consider other methods of valuation than those set forth above to determine the fair value of investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.  Further, such investments may be generally subject to legal and other restrictions on resale and considered less liquid than publicly traded securities.  In addition, changes in the market environment and other events may occur over the life of the investments that may cause the ultimately realized gains or losses on such investments to be different from the currently assigned valuations.

The Company’s valuation process at the end of each fiscal quarter through and including the quarter ended June 30, 2009 is described as follows:

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

3)	Preliminary valuation conclusions are discussed and documented by management.

4)	The Valuation Committee of the Board of Directors reviews the portfolio valuations for each fiscal quarter together with supporting information prepared by management.

5)
Upon approval of the investment valuations by the Valuation Committee of the Board of Directors, the Audit Committee of the Board of Directors reviews the results for inclusion in the Company’s quarterly and annual financial statements.

6)
The Board of Directors discusses the valuations and determines in good faith whether the fair values of each investment in the portfolio is reasonable based upon the independent pricing service, input of management, independent valuation firm and the recommendations of the Valuation Committee of the Board of Directors.

Loans and Debt Securities.  For loans and debt securities for which market quotations are readily available, such as broadly syndicated term loans and bonds, fair value generally is equal to the market price for those loans and securities. For loans and debt securities for which a market quotation is not readily available, such as middle market term loans, second lien term loans and mezzanine debt investments, fair value is determined by evaluating the borrower’s enterprise value and other market or income valuation approaches generally used to determine fair value. The analysis of enterprise value or overall financial condition or other factors or methodologies may lead to a determination of fair value at a different amount other than cost.

Equity and Equity-Related Securities.  The Company’s equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The value of the Company’s equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Company’s investment in its wholly-owned asset management company, Katonah Debt Advisors, is valued based on the considerations of standard measures such as a percentage of assets under management, an income approach to value using a discounted cash flow methodology and a multiple of operating income used to value other asset management companies.

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

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) the net asset value of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there are negligible net cash distributions to the class of securities owned by the Company, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested.  The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool.  As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment.  The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

For bond rated tranches of CLO Fund securities (those above the junior class), fair value is based on a discounted cash flow of prospective bond payments at a current market yield and considers other factors such as the default and recovery rates of underlying assets in the CLO, as may be applicable.

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

Interest Income.  Interest income, including for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2009, eight issuers representing 1% of total investments at fair value were considered in default.

Dividends from Affiliate Asset Manager.  The Company records dividend income from its affiliate asset manager on the declaration date, which represents the ex-dividend date.

Dividend Income from CLO Fund Securities.  The Company generates dividend income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. The Company’s CLO Fund junior class securities are subordinated to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The Company makes estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjusts such accruals on a quarterly basis to reflect actual distributions.

For non-junior class CLO Fund securities, such as the Company’s investment in the Class B-2L Notes of the Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

Capital Structuring Service Fees.  The Company may earn ancillary structuring and other fees related to the origination and or investment in debt and investment securities.

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At June 30, 2009, there was an unamortized debt issuance cost of approximately $1 million included in other assets in the accompanying balance sheet. Amortization expense for the six months ended June 30, 2009 and 2008 was approximately $412,000 and $211,000, respectively.

Expenses.  The Company is internally managed and expenses costs, as incurred, with regard to the running of its operations.  Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings.  The Company and its Asset Manager Affiliate share office space and certain other shared operating expenses.  The Company has entered into an Overhead Allocation Agreement with its Asset Manager Affiliate which provides for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources.  The aggregate net payments of such expenses under the Overhead Allocation Agreement are not material.

Dividends.  Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and fiscal year.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of the Company’s common stock.

Recent Accounting Pronouncements

Standard on Subsequent Events.  On May 28, 2009, the Financial Accounting Standards Board issued SFAS 165—Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. SFAS 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 as of June 30, 2009 and the adoption of this standard did not materially impact the Company’s financial position, results of operations, changes in net assets or disclosures in the financial statements.

On April 9, 2009, FASB Staff Position No. FAS 107-I and APB 28-I - Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. The Company adopted this standard as of June 30, 2009 and the adoption of this standard did not affect the Company’s financial statement disclosures.

Two-Class Method of Presenting Earnings Per Share.  In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities (“EITF 03-06-1”) was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method.  EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this standard beginning with its financial statements ended March 31, 2009 and, as required, applied this standard retroactively to all reported periods. The adoption of this standard did not have a material impact on the Company’s calculation of earnings per share.

Codification of Accounting Standards. In June 2009, the Financial Accounting Standards Board issued FASB Statement No.168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). When SFAS 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. It is not expected that SFAS 168 will change existing accounting standards, but rather changes the way that companies will refer to accounting standards.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. As a result, the Company will adopt SFAS 168 for its financial statements covering the period ending September 30, 2009. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share:[1]	$(3,147,457)	$7,290,165	$(5,392,892)	$7,488,668
Denominator for basic and diluted weighted average shares:	21,692,003	20,302,781	21,612,819	19,188,863
Basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share:	$(0.15)	$0.36	$(0.25)	$0.39

1     Represents the amount of the net increase (decrease) in stockholders' equity from operations allocated to common shares.

The following information sets forth the computation of basic and diluted net investment income per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted net investment income per share:[1]	$6,313,195	$7,651,187	$13,298,450	$16,426,442
Denominator for basic and diluted weighted average shares:	21,692,003	20,302,781	21,612,819	19,188,863
Basic and diluted net investment income per share:	$0.29	$0.38	$0.62	$0.86

1     Represents the amount of the net investment income allocated to common shares.

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

The following table shows the Company’s portfolio by security type at June 30, 2009 and December 31, 2008:

	June 30, 2009 (unaudited)			December 31, 2008
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$6,465,241	$6,465,241	3%	$12,185,997	$12,185,997	5%
Money Market Account	3,876	3,876	-	10	10	-
Senior Secured Loan	199,899,670	180,663,414	75	235,123,695	218,342,528	87
Junior Secured Loan	143,519,484	125,041,289	52	143,370,524	126,498,918	51
Mezzanine Investment	38,492,318	27,860,046	12	37,097,183	32,557,165	12
Senior Subordinated Bond	3,007,686	2,287,500	1	3,008,197	2,287,500	1
Senior Unsecured Bond	5,315,690	3,120,000	1	5,259,487	4,800,000	2
CLO Fund Securities	68,158,309	56,453,236	23	66,376,595	56,635,236	23
Equity Securities	5,256,660	4,389,081	2	5,256,660	4,389,831	2
Affiliate Asset Managers	38,917,322	56,503,709	23	38,948,271	56,528,088	22

Total	$509,036,256	$462,787,392	192%	$546,626,619	$514,225,273	205%

¹     Calculated as a percentage of net asset value.

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009			December 31, 2008
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$34,482,761	$33,799,196	14%	$35,545,254	$34,846,047	14%
Asset Management Companies[2]	38,917,322	56,503,709	23	38,948,271	56,528,088	23
Automobile	9,332,166	5,077,556	2	8,811,625	7,750,003	3
Broadcasting and Entertainment	2,984,392	2,850,000	1	2,982,607	2,850,000	1
Buildings and Real Estate[3]	38,451,433	13,961,237	6	38,404,495	19,231,787	8
Cargo Transport	19,914,771	19,891,296	8	20,099,157	20,071,001	8
Chemicals, Plastics and Rubber	6,679,074	5,840,000	2	6,613,081	5,840,000	2
CLO Fund Securities	68,158,309	56,453,236	23	66,376,595	56,635,236	23
Containers, Packaging and Glass	7,063,849	7,037,531	3	7,347,292	7,316,295	3
Diversified/Conglomerate Manufacturing	4,068,639	4,063,494	2	6,282,124	6,095,170	2
Diversified/Conglomerate Service	15,766,260	15,050,509	6	15,868,152	15,139,713	6
Ecological	2,708,146	2,713,860	1	2,721,193	2,727,813	1
Electronics	14,895,055	13,390,679	6	15,172,568	13,686,879	5
Farming and Agriculture	4,306,546	841,958	-	4,298,336	1,538,550	1
Finance	6,391,984	5,842,606	2	14,979,849	13,830,557	6
Healthcare, Education and Childcare	44,900,817	45,513,531	19	49,379,475	49,581,920	20
Home and Office Furnishings, Housewares, and Durable Consumer Goods	20,155,793	18,767,463	8	21,331,162	20,273,496	8
Hotels, Motels, Inns and Gaming	6,183,586	6,070,940	3	6,322,276	6,073,739	2
Insurance	4,846,403	4,550,000	2	10,983,041	10,693,769	4
Leisure, Amusement, Motion Pictures, Entertainment	16,212,176	15,790,600	7	16,929,910	16,903,100	6
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	33,044,738	33,878,168	14	35,514,554	36,263,857	14
Mining, Steel, Iron and Non-Precious Metals	21,270,731	17,559,456	7	21,751,631	19,589,104	8
Oil and Gas	5,998,456	6,000,000	2	5,998,263	5,940,000	2
Personal and Non Durable Consumer Products (Mfg. Only)	15,076,850	11,491,049	5	15,208,764	12,264,708	5
Personal, Food and Miscellaneous Services	15,610,991	10,878,244	5	14,722,088	11,445,381	5
Printing and Publishing	24,338,846	23,027,475	10	29,914,605	28,130,061	11
Retail Stores	3,547,864	3,547,864	1	3,755,829	3,755,829	2
Time Deposits and Money Market Account	6,469,117	6,469,117	3	12,186,007	12,186,007	5
Utilities	17,259,181	15,926,618	7	18,178,415	17,037,163	7

Total	$509,036,256	$462,787,392	192%	$546,626,619	$514,225,273	205%

[1]	Calculated as a percentage of net asset value.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates.
[3]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2009 and December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At June 30, 2009 and December 31, 2008, approximately 14% and 15%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 12% and 11% of its portfolio on such dates).

At June 30, 2009 and December 31, 2008, the Company’s ten largest portfolio companies represented approximately 34% and 31%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 12% and 11% of the total fair value of the Company’s investments at June 30, 2009 and December 31, 2008, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 17% and 16% of the total fair value of the Company’s investments at June 30, 2009 and December 31, 2008, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies. It is the Company’s intention that its aggregate CLO Investments generally not exceed 15% of the Company’s total investment portfolio. Preferred shares or subordinated securities (junior class) issued by CLO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders and CLO Fund expenses. CLO Funds managed by Katonah Debt Advisors (“CLO fund securities managed by affiliate”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The junior class of CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of June 30, 2009 and December 31, 2008, the Company had approximately $49 million and $57 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of June 30, 2009 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $18 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2008, was approximately $66 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $9 million.

In May, 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 BB”).  The Company opportunistically purchased the Katonah 2007-1 BB at a distressed price.  The fair value for the Katonah 2007-1 BB is based on a discounted cash flow of prospective bond payments at a current market yield and considers other factors such as the default and recovery rates of underlying assets in the CLO, as may be applicable.  The fair value, cost basis, and unrealized appreciation of the Katonah 2007-1 BB investment as of June 30, 2009 were approximately $8 million, $1 million, and $7 million, respectively. Both the BB-rated notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and are making their required quarterly distributions.

Fair Value Measurements

The Company follows the provisions of SFAS 157 which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS 157 defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value.  Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of SFAS 157, the FASB has issued various staff positions clarifying the initial standard (see Significant Accounting Policies-Investments).

Investments measured and reported at fair value are classified and disclosed in one of the following categories.

Level I – Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

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

The following table summarizes the fair value of investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2009:

	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$6,469,117	$—	$6,469,117
Debt securities	—	—	338,972,249	338,972,249
CLO fund securities	—	—	56,453,236	56,453,236
Equity securities	1,103	—	4,387,978	4,389,081
Asset manager affiliate	—	—	56,503,709	56,503,709
Total	$1,103	$6,469,117	$456,317,172	$462,787,392

The following table summarizes the Level III investments by valuation methodology as of June 30, 2009:

Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Public / private company comparables	75	—	—	12	87
Discounted cash flow	—	12	—	—	12
Residual enterprise value	—	—	1	—	1
Total	75%	12%	1%	12%	100%

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

The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value are as follows:

	Six Months Ended June 30, 2009 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008	$384,486,111	$56,635,236	$4,387,978	$56,528,088	$502,037,413
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	570,235	705,464	—	—	1,275,699
Purchases (sales), net	(31,276,650)	1,076,250	—	2,184,120	(28,016,280)
Total loss realized and unrealized included in earnings	(14,807,447)	(1,963,714)	—	(2,208,499)	(18,979,660)
Balance, June 30, 2009	$338,972,249	$56,453,236	$4,387,978	$56,503,709	$456,317,172
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(11,889,624)	$(1,963,714)	$—	$6,570	$(13,846,768)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of June 30, 2009, Katonah Debt Advisors and its affiliates had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At June 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $57 million.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee. At June 30, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements due to rating downgrades. Such subordinated management fees continue to be accrued by applicable CLO Fund (and on the books of Katonah Debt Advisors), and will be payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants or, if earlier, upon the termination of such CLO Fund. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors.

In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management were integrated into the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors. As of June 30, 2009, Scott’s Cove had approximately $121 million of assets under management.

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

At June 30, 2009 and at December 31, 2008 a net amount due from affiliates totaled approximately $1 million and approximately $391,000, respectively.

Summarized financial information for Katonah Debt Advisors follows:

	As of June 30, 2009	As of December 31, 2008
	(Unaudited)	(Unaudited)
Assets:
Current assets	$6,780,063	$8,153,011
Noncurrent assets	280,945	318,106

Total assets	$7,061,008	$8,471,117

Liabilities:
Current liabilities	$2,105,208	$3,652,380

Total liabilities	$2,105,208	$3,652,380

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Gross revenue	$4,982,244	$7,077,883
Total expenses	3,965,627	4,936,529

Pre-tax net income	$1,016,617	$2,141,354

Dividends declared	$—	$350,000

Distressed Debt Platform

In December 2007, a wholly-owned subsidiary of the Company committed to make an investment in a new distressed debt investment platform organized by Steven Panagos and Jonathan Katz named PKSIL LLC (“PKSIL”). The Company committed to invest up to $2.5 million to fund the operation of PKSIL and to invest in an investment fund to be raised and managed by PKSIL. Due to unfavorable global financial market conditions in 2008, PKSIL was not able to raise the planned fund. During the quarter ended June 30, 2009, both Messrs. Panagos and Katz terminated their employment with PKSIL and PKSIL ceased operations. In connection therewith, the Company recognized a loss of approximately $2.2 million.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2009	As of December 31, 2008
	(unaudited)
Secured revolving credit facility, $275 million commitment	$233,806,661	$261,691,148
due September 29, 2010

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85% above the prevailing commercial paper rate (or prevailing LIBOR if the commercial paper market is at any time unavailable). Interest is payable monthly.

Advances under the Facility are used by the Company primarily to make additional investments. The Facility is secured by loans that it currently owns and the loans acquired by the Company with the advances under the Facility. The Company borrows under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I (the “Borrower”).

In connection with the Facility, the Company is party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among the Borrower, the Company, as the servicer, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto. As of June 30, 2009 there were outstanding borrowings of approximately $234 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of June 30, 2009 there were financial assets held in the securities account with a market value of approximately $300 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other assets of the Company or the investment income associated with any such other assets. The assets securing the Facility represent approximately 63% of the total assets of the Company (at fair value) at June 30, 2009 and contributed approximately 56% of the Company’s investment income for the six months ended June 30, 2009.

In September 2008, the Company was notified by the lenders that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless the Company agreed to certain revised terms for the Facility. As a result, the lenders proposed new terms to the Company in order to extend additional fundings under the Facility. The Company viewed such proposed terms as unfavorable and did not agree to them. Consequently, in accordance with the terms of the Facility, all principal and interest collected from the assets securing the Facility are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”). At the end of the amortization period, the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings, or the Company may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, the Company must maintain a leverage ratio covenant of at least 1:1 based on the ratio of the Facility outstanding balance to the Company’s most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the SEC) as of the Facility outstanding balance determination date (such date being the last day of each month). At June 30, 2009, the Company satisfied this leverage ratio covenant using the June 30, 2009 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of March 31, 2009. The Company was in compliance with this covenant at June 30, 2009.

The weighted average daily debt balance for the three months ended June 30, 2009 and 2008 was approximately $237 million and $235 million, respectively. For the three months ended June 30, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 2% and 4% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. The Company was in compliance with all its debt covenants as of June 30, 2009. As of June 30, 2009, the Company had restricted cash and time deposit balances of approximately $5 million which it maintained in accordance with the terms of the Facility.

Since the fourth quarter of 2008, the Company, the Borrower and the Agent have been engaged in discussions regarding a potential extension of the LFSA in exchange for an increase in the interest rate payable pursuant to the LFSA. The parties have not reached agreement on the terms of such an amendment to the LFSA but discussions are continuing.

On June 9, 2009, notwithstanding the ongoing discussions between the Company, the Borrower and the Agent, the Company, the Borrower and the Trustee received a letter from the Agent stating that the Borrower was in breach of its obligations under the LFSA alleging the failure of the Borrower to properly determine ratings on certain pledged loans, resulting in multiple incorrect calculations, as required under the LFSA and the breach of certain covenants relating to the Borrower. As a result, the Agent has asserted that a Termination Event had occurred or would occur after the expiration of an applicable grace period, (but did not at such time, and has not to date, sought to accelerate repayment of amounts outstanding under the LFSA to cause the sale of the collateral). The Agent also stated in the letter that as a result of the existence of the Termination Event it would calculate the interest payable under the LFSA at the higher rate (equal to the prime rate plus 0.75%) applicable to periods during which a Termination Event has occurred and is continuing. The Company believes that the Agent’s claim that breaches have occurred is without merit and responded to their letter (and in further correspondence with the Agent) denying any breach of the LFSA (and denying the existence of any Termination Event) and rejecting as invalid any basis for the Agent’s actions seeking to increase the interest rate payable under the LFSA. The Company believes it has sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions during the amortization period.

On June 25, 2009 the Company and the Borrower received further correspondence from the Agent maintaining its position under the LFSA but suggesting that the parties meet to discuss a mutually agreeable resolution to the matter. Since such time, the Company and the Borrower have participated in telephone conferences with the Agent for which the goal of the parties has been to finalize the terms of a mutually agreeable amendment. However, to date, no agreement has been reached on the terms of any such amendment, and there can be no assurance that such an agreement will be reached in the future.

In the case of a default under the LFSA relating to the Facility, the Agent may exercise its right under the securities account control agreement entered into in respect of the security interest granted to the Trustee, as agent, pursuant to the LFSA to take exclusive control of the financial assets in the securities accounts covered by the securities account control agreement. In such case, the Trustee will no longer accept instructions from the Company regarding management of such financial assets under the LFSA and the Trustee will act at the direction of the Agent in respect of all matters relating to such financial assets. The securities account control agreement provides that the Agent will not exercise its right to take exclusive control of the financial assets in the securities account covered by the securities account control agreement unless there has occurred a Termination Event (as defined in the LFSA). If the Company is prevented by the Agent from effecting transactions in the collateral securing the Facility, the Company may suffer losses (or greater losses than it otherwise would have suffered) in respect of the collateral, which could have a material adverse effect on its business, financial condition and results of operations. To date, the Agent did not provide the Company or the Borrower with any notice of such action to exercise such rights of control. However, there can be no assurance that the Company will be able to reach a resolution with the Agent regarding the alleged breach of its obligations under the LFSA on terms acceptable to it or at all.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. At June 30, 2009, the Company had approximately $9 million of accumulated undistributed taxable income.

For the quarter ended June 30, 2009, the Company declared a dividend on June 12, 2009 of $0.24 per share for a total of approximately $5 million. The record date was July 9, 2009 and the dividend was distributed on July 29, 2009.

The following reconciles net decrease in stockholders’ equity resulting from operations to taxable income for the six months ended June 30, 2009:

Six Months Ended June 30, 2009
(unaudited)
Pre-tax net decrease in stockholders’ equity resulting from operations	$(5,476,295)
Net unrealized losses on investments transactions not deductible	13,847,518
Income not on GAAP books subject to tax	5,126,625
Expenses for tax not currently deductible	(63,636)

Taxable income before deductions for distributions	$13,434,212

Taxable income before deductions for distributions per weighted average shares for the period	$0.62

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2009 and December 31, 2008, the Company had committed to make a total of approximately $3 million of investments in various revolving senior secured loans, of which approximately $855,000 had been funded as of June 30, 2009 and $1 million had been funded as of December 31, 2008. As of June 30, 2009 and December 31, 2008, the company had no investments in delayed draw senior secured loans.

In October 2007, Katonah Debt Advisors entered into a letter agreement (the “Letter Agreement”) with Bear Stearns & Co. Inc. (“Bear Stearns”) in connection with a warehouse credit line established to fund the initial accumulation of assets for three CLO funds, pursuant to which agreement Katonah Debt Advisors undertook certain “first loss” commitments with respect to potential losses on assets purchased using the warehouse credit line. Such “first loss” commitments relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line.

Under the Letter Agreement, Katonah Debt Advisors also engaged Bear Stearns to structure and raise three CLO funds to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). While one of these funds, the Katonah 2007-1 CLO Fund, in which the Company invested approximately $29 million to acquire all of the shares of the most junior class of securities was completed, neither of the other 2008 CLO Funds were successfully raised.

As a result, pursuant to the Letter Agreement, both Katonah Debt Advisors and J.P. Morgan Securities Inc. ("JPMorgan") (f/k/a Bear Stearns & Co. Inc.) asserted claims against each other and defenses thereto with respect to potential “first loss” payments. Without admitting any liability or wrongdoing, Katonah Debt Advisors and JPMorgan agreed to compromise and settle all of the disputes, issues and claims between them relating to the agreements in exchange for an agreement to terminate all obligations and liabilities of Katonah Debt Advisors and of JPMorgan under the existing agreements relating to the 2008 CLO Funds, payment by Katonah Debt Advisors of an aggregate of $6 million in installments over a period of one year and the forfeiture by Katonah Debt Advisors of the net interest income earned through the settlement date on the warehoused assets. In December 2008, Katonah Debt Advisors entered into a settlement and termination agreement with JPMorgan reflecting the settlement terms described above.

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

9. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. On April 28, 2008, the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting. During the six months ended June 30, 2009, the Company issued 301,201 shares of common stock under its dividend reinvestment plan. The total number of shares issued and outstanding as of June 30, 2009 was 22,077,720 and 21,743,470, respectively, and 21,776,519 and 21,436,936 issued and outstanding, respectively, as of December 31, 2008.

10. EQUITY INCENTIVE PLAN

During 2006, and as amended in 2008, the Company established an equity incentive plan (the “Plan”) and reserved 2,000,000 shares of common stock for issuance under the Plan. The purpose of the Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted.

Stock Options

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. During the year ended December 31, 2008, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary. During the six months ended June 30, 2009, 20,000 additional options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $4.93, with a risk free rate of 4.3% with a volatility rate of 41% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

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

As of January 1, 2009, 20,000 options to non-employee directors remained outstanding. During the six months ended June 30, 2009, no such options were forfeited. As of June 30, 2009, 40,000 total options were outstanding, 30,000 of which were exercisable. The options have an estimated remaining contractual life of 9 years and 5 months.

Information with respect to options granted, exercised and forfeited under the Plan for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2009	20,000	$11.97
Granted	20,000	4.93
Exercised	—
Forfeited	—

Outstanding at June 30, 2009	40,000	$8.45	9.5	$27,800

Total vested at June 30, 2009	30,000	$9.62	9.3

1  Represents the difference between the market value of the options at June 30, 2009 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the six months ended June 30, 2009, total stock option expense of approximately $16,000 was recognized and expensed by the Company. At June 30, 2009, the Company had approximately $9,000 of compensation cost related to unvested stock-based awards, the cost for which is expected to be recognized over a weighted average period of 1.0 year.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of June 30, 2009 none of such shares had vested.

During the six months ended June 30, 2009, 5,333 shares of restricted stock were vested and converted to common shares. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the six months ended June 30, 2009 is as follows:

	Non-Vested Restricted Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)
Non-vested shares outstanding at January 1, 2009	339,583	$10.83	2.4
Vested	(5,333)	$9.21

Outstanding at June 30, 2009	334,250	$10.84	1.9

Total non-vested shares at June 30, 2009	334,250	$10.84	1.9

During the six months ended June 30, 2009, the Company recognized non-cash compensation expense of approximately $464,000 relating to restricted stock grants; of this amount approximately $323,000 was expensed at the Company and approximately $141,000 was expensed at Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the six months ended June 30, 2009 and 2008 the Company made contributions to the 401K Plan of approximately $17,000 and $21,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the six months ended June 30, 2009, the Company made no contributions to the Pension Plan. For the six months ended June 30, 2008, the Company increased its contributions to the Pension Plan by approximately $98,000.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “Kohlberg Capital,” “Company,” “we,” “us,” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. (collectively with its affiliates, “Katonah Debt Advisors”), and related companies, unless the context otherwise requires.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The matters discussed in this report, as well as in future oral and written statements by management of Kohlberg Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to acquire or originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this quarterly report, please see the discussion in Part II, “Item 1A. Risk Factors” below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this quarterly report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report.

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of June 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at June 30, 2009 was $11.09. On June 30, 2009, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.32.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $11.09 and $11.68 as of June 30, 2009 and December 31, 2008, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2009		December 31, 2008
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$6,465,241	$0.30	$12,185,997	$0.57
Investments in money market accounts	3,876	-	10	-
Investments in debt securities	338,972,249	15.59	384,486,111	17.94
Investments in CLO fund securities	56,453,236	2.60	56,635,236	2.64
Investments in equity securities	4,389,081	0.20	4,389,831	0.21
Investments in asset manager affiliates	56,503,709	2.60	56,528,088	2.64
Cash	184,929	0.01	251,412	0.01
Other assets	14,720,996	0.66	8,395,626	0.39

Total Assets	$477,693,317	$21.96	$522,872,311	$24.40

Borrowings	$233,806,661	$10.75	$261,691,148	$12.21
Other liabilities	2,678,805	0.12	10,899,063	0.51

Total Liabilities	$236,485,466	$10.87	$272,590,211	$12.72

NET ASSET VALUE	$241,207,851	$11.09	$250,282,100	$11.68

    ¹       Our balance sheet at fair value and resultant NAV are calculated on a basis consistent with accounting principles generally accepted in the United States of America ("GAAP"). Our per share presentation of such amounts (other than NAV per share) is an internally derived non-GAAP performance measure calculated by dividing the balance sheet amount per line item by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of NAV and individual investors may weight certain balance sheet items differently in performing any analysis of the Company.

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of June 30, 2009, we had $234 million of outstanding borrowings and our asset coverage was 203%.

In September 2008, we were notified by the lenders that the banks providing the underlying liquidity for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility. As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility. We viewed such proposed terms as unfavorable, did not agree to such new terms, and have opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility. Consequently, in accordance with the terms of the Facility, all principal and excess interest collected from the assets securing the Facility are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”). During the amortization period the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. On June 9, 2009, we received a letter from a representative of the lenders stating that we were in breach of our obligations under the LFSA alleging our failure to properly determine ratings on certain pledged loans, resulting in multiple incorrect calculations, as required under the LFSA and the breach of certain covenants relating to us and asserting that a Termination Event occurred and the interest payable under the LFSA would be calculated at the higher rate (equal to the prime rate plus 0.75%) with respect to periods during which a Termination Event has occurred and is continuing. We believe we have sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions. At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender. See “—Financial Condition, Liquidity and Capital Resources” and Part II, “Item 1A. Risk Factors” below and Notes to our unaudited financial statements for the period ended June 30, 2009.

Under the Facility, we must maintain a leverage ratio covenant of at least 1:1 based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Securities and Exchange Commission (the “SEC”)) as of the Facility outstanding balance determination date at each month-end.  At June 30, 2009, we satisfied this leverage ratio covenant using the June 30, 2009 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of March 31, 2009.  We continued to comply with this covenant as of the date of filing of this Quarterly Report on Form 10-Q.

Investment Portfolio Summary Attributes as of and for the Six Months Ended June 30, 2009

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $4 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Investments and Operations” for a more detailed description) as of and for the six months ended June 30, 2009:

Debt Securities

•	represent approximately 73% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (53% and 37% of debt securities, respectively);

•	spread across 26 different industries and 84 different entities;

•	average balance per investment of approximately $4 million;

•	all but eight issuers current on their debt service obligations; and

•	weighted average interest rate of 6.3%.

CLO Fund Securities (as of the last monthly trustee report prior to June 30, 2009 unless otherwise specified)

•	represent approximately 12% of total investment portfolio at June 30, 2009;

•	87% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 13% of CLO fund Securities are BB-rated bonds;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	ten different CLO Fund securities; six of such CLO Funds are managed by Katonah Debt Advisors; and

•	six CLO Fund securities, representing 13% of all such securities at fair value or 2% of total investments at fair value, are not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 12% of total investment portfolio;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the six months ended June 30, 2009, Katonah Debt Advisors had pre-tax net income of approximately $1 million; and

•	for the six months ended June 30, 2009, Katonah Debt Advisors made no distributions in the form of a dividend which is recognized as current earnings to the Company.

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

Dividends from Investments in CLO Fund Securities. We generate dividend income from our investments in the securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Our CLO Fund securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants my lead to the temporary suspension or deferral of cash distributions to us.

For non-junior class CLO Fund securities, such as our investment in the BB-rated bond tranche of the Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our Facility and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

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

Net Change in Unrealized Depreciation on Investments

During the three and six months ended June 30, 2009, the Company’s investments had a net change in unrealized depreciation of approximately $6 million and $14 million, respectively. The net change in unrealized depreciation for the three months ended June 30, 2009 is primarily due to (i) an approximate $10 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; (ii) an approximate $5 million increase in the net value of CLO Fund securities; and (iii) an approximate $1 million decrease in the value of Katonah Debt Advisors.

The net change in unrealized depreciation for the six months ended June 30, 2009 is primarily due to (i) an approximate $12 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; (ii) an approximate $2 million decrease in the net value of CLO fund securities; and (iii) an approximate $7,000 increase in the value of Katonah Debt Advisors.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended June 30, 2009 and 2008 was a decrease of approximately $3 million and an increase of $7 million, respectively, or a decrease of $0.15 and an increase of $0.36 per share, respectively. The net change in stockholders’ equity resulting from operations for the six months ended June 30, 2009 and 2008 was a decrease of approximately $5 million, and an increase of approximately $7 million, respectively, or a decrease of $0.25 and an increase of $0.39 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2009 and 2008, net investment income and realized losses was approximately $3 million and $8 million, respectively, or $0.15 and $0.38, per share, respectively. For the six months ended June 30, 2009 and 2008, net investment income and realized losses were approximately $8 million and $16 million, respectively, or $0.38 and $0.82, per share, respectively.

In December 2007, our wholly-owned subsidiary committed to make an investment in a new distressed debt investment platform organized by Steven Panagos and Jonathan Katz named PKSIL LLC (“PKSIL”). We committed to invest up to $2.5 million to fund the operation of PKSIL and to invest in an investment fund to be raised and managed by PKSIL. Due to unfavorable global financial market conditions in 2008, PKSIL was not able to raise the planned fund. During the quarter ended June 30, 2009, both Messrs. Panagos and Katz terminated their employment with PKSIL and PKSIL ceased operations for which we recognized a loss of approximately $2.2 million.

Dividends

Generally, we seek to fund our dividend from net investment income and net realized gains. For the six months ended June 30, 2009, we declared a $0.24 dividend per share for each of the first and second quarters of 2009. As a result, there was a dividend distribution of approximately $5 million for the first quarter declaration booked in the second quarter and a dividend distribution of approximately $5 million for the second quarter declaration made in the third quarter.

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

	Dividend	Declaration Date	Record Date	Pay Date
2009:
Second quarter	$0.24	6/12/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009

2008:
Fourth quarter	$0.27	12/19/2008	12/31/2008	1/29/2009
Third quarter	0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2008	4/28/2008

Total declared for 2008	$1.44

2007:
Fourth quarter	$0.39	12/14/2007	12/24/2007	1/24/2008
Third quarter	0.37	9/24/2007	10/10/2007	10/26/2007
Second quarter	0.35	6/8/2007	7/9/2007	7/23/2007
First quarter	0.29	3/13/2007	4/6/2007	4/17/2007

Total declared for 2007	$1.40

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the six months ended June 30, 2009, Katonah Debt Advisors had approximately $1 million of pre-tax net income and made no distributions to us. For the six months ended June 30, 2008, Katonah Debt Advisors earned approximately $2 million of pre-tax net income and distributed $350,000 in dividends to us; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

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

The following table shows the Company’s portfolio by security type at June 30, 2009 and December 31, 2008:

	June 30, 2009 (unaudited)			December 31, 2008
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$6,465,241	$6,465,241	1%	$12,185,997	$12,185,997	2%
Money Market Account	3,876	3,876	—	10	10	—
Senior Secured Loan	199,899,670	180,663,414	40	235,123,695	218,342,528	42
Junior Secured Loan	143,519,484	125,041,289	27	143,370,524	126,498,918	25
Mezzanine Investment	38,492,318	27,860,046	6	37,097,183	32,557,165	6
Senior Subordinated Bond	3,007,686	2,287,500	—	3,008,197	2,287,500	1
Senior Unsecured Bond	5,315,690	3,120,000	1	5,259,487	4,800,000	1
CLO Fund Securities	68,158,309	56,453,236	12	66,376,595	56,635,236	11
Equity Securities	5,256,660	4,389,081	1	5,256,660	4,389,831	1
Affiliate Asset Managers	38,917,322	56,503,709	12	38,948,271	56,528,088	11

Total	$509,036,256	$462,787,392	100%	$546,626,619	$514,225,273	100%

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

Effective July 23, 2009, the Board established revised valuation procedures reflecting its determination that we had sufficient internal expertise and access to market information to carry out the quarterly valuation process in conformity with GAAP without the involvement of, or additional expense associated with, a third-party valuation provider, and terminated the engagement of Duff & Phelps, LLC.  We expect that this termination will result in cost savings of approximately $360,000 per year.

Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Kohlberg Capital’s Board of Directors may consider various methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

At June 30, 2009, the Company’s investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 6.3%.

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

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at June 30, 2009 was spread across 26 different industries and 85 different entities with an average balance per entity of approximately $4 million. As of June 30, 2009, all but eight of our portfolio companies were current on their debt service obligations. The Company’s portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities in CLO Funds, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At June 30, 2009, approximately 14% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 12% of our portfolio). As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Kohlberg & Co. or any fund that it manages has a pre-existing investment.

At June 30, 2009, our ten largest portfolio companies represented approximately 34% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 12% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 17% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2009, we had $56 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. Our CLO Fund subordinated securities and preferred share investments as of June 30, 2009 and December 31, 2008 are as follows:

			June 30, 2009		December 31, 2008
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,713,559	$2,579,000	$4,620,951	$4,665,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	799,000	4,500,000	1,661,000
Katonah IV, Ltd.	Preferred Shares	17.1	3,150,000	209,000	3,150,000	1,601,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,172,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,500,000	1,520,000	4,500,000	2,629,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,400,000	1,536,000	3,400,000	2,252,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,000,000	1,288,000	2,000,000	1,921,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,579,744	12,123,000	11,324,758	11,875,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	29,918,479	28,859,236	29,560,886	28,859,236

Total			$67,081,782	$48,914,236	$66,376,595	$56,635,236

¹ Represents percentage of class held.
² An affiliate CLO Fund managed by Katonah Debt Advisors.

The CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. The underlying assets in our CLO Funds exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The table below summarizes certain attributes of each CLO Fund as per their most recent trustee report as of June 30, 2009:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	225	167	31	$1,224,201	$1,649,373
Katonah III, Ltd.	297	194	31	1,216,726	1,862,720
Katonah IV, Ltd.	287	200	29	1,035,011	1,485,240
Katonah V, Ltd.	325	225	30	665,600	961,423
Katonah VII CLO Ltd.	260	207	33	1,339,179	1,682,061
Katonah VIII CLO Ltd.	265	206	33	1,488,150	1,914,368
Katonah IX CLO Ltd.	267	207	33	1,452,062	1,872,949
Katonah X CLO Ltd.	263	207	33	1,788,531	2,272,385
Katonah 2007-1 CLO Ltd.	202	166	30	1,515,127	1,843,709

 ¹ All data from most recent Trustee reports as of June 30, 2009.

In May, 2009 we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 BB”). We opportunistically purchased the Katonah 2007-1 BB at a distressed price. The fair value for the Katonah 2007-1 BB is based on a discounted cash flow of prospective bond payments at a current market yield and considers other factors such as the default and recovery rates of underlying assets in the CLO, as may be applicable. Both the BB-rated notes and preferred shares of Katonah 2007-1 are owned 100% by us and are making their required quarterly distributions.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of June 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and was valued at approximately $57 million.

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

The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee. At June 30, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management), are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements due to rating downgrades. Such subordinated management fees continue to be accrued by the applicable CLO Fund (and on the books of Katonah Debt Advisors), and will be payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants or, if earlier, upon the termination of such CLO Fund. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to Kohlberg Capital. Cash distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is based primarily on a percentage of its assets under management and/or based on Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2009 and for the year ended December 31, 2008 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
2008 Activity:
Purchases / originations /draws	$71,949,153	$28,859,236	$212,710	$5,478,276	$106,499,375
Pay-downs / pay-offs / sales	(71,671,847)	—	—	—	(71,671,847)
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Net realized losses	(575,179)	—	—	—	(575,179)
Decrease in fair value	(26,887,293)	(4,700,095)	(575,129)	(7,535,548)	(39,698,065)

Fair Value at December 31, 2008	384,486,111	56,635,236	4,389,831	56,528,088	502,039,266
Year to Date 2009 Activity:
Purchases / originations /draws	1,828,908	1,076,250	—	2,184,120	5,089,278
Pay-downs / pay-offs / sales	(33,105,558)	—	—	—	(33,105,558)
Net accretion of discount	570,235	705,464	—	—	1,275,699
Net realized losses	(2,917,823)	—	—	(2,215,069)	(5,132,892)
Increase (decrease) in fair value	(11,889,624)	(1,963,714)	(750)	6,570	(13,847,518)

Fair Value at June 30, 2009	$338,972,249	$56,453,236	$4,389,081	$56,503,709	$456,318,275

We committed to invest up to $2.5 million to fund the operation of PKSIL LLC (“PKSIL”) whose strategy was to form an investment fund to invest in the debt and equity securities of companies that are restructuring due to financial or operational distress and to selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. During the quarter ended June 30, 2009, both Messrs. Panagos and Katz terminated their employment with PKSIL and PKSIL ceased operations. In connection therewith, we recognized a loss of approximately $2.2 million.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2009 and 2008.

Investment Income

Investment income for the three months ended June 30, 2009 and 2008 was approximately $10 million and $12 million, respectively. Of these amounts, approximately $7 million was attributable to interest income on our loan and bond investments in each period. For the three months ended June 30, 2009 and 2008, approximately $2 million and $5 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

Investment income for the six months ended June 30, 2009 and 2008 was approximately $20 million and $27 million, respectively. Of this amount, approximately $14 million and $17 million, respectively, was attributable to interest income on our loan and bond investments. For the six months ended June 30, 2009 and 2008, approximately $5 million and $8 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of June 30, 2009, our investment in Katonah Debt Advisors was approximately $57 million. For the three months ended June 30, 2009 and 2008, Katonah Debt Advisors had pre-tax net income of approximately $880,000 and $533,000, respectively. For the six months ended June 30, 2009 and 2008, Katonah Debt Advisors had pre-tax net income of approximately $1 million and $2 million, respectively. For the three and six months ended June 30, 2009, Katonah Debt Advisors made no distributions of net income. For the six months ended June 30, 2008, Katonah Debt Advisors distributed $350,000 of net income. Katonah Debt Advisors made no distributions of net income for the three months ended June 30, 2008.

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

Expenses

Total expenses for the three months ended June 30, 2009 and 2008 were approximately $3 million and $5 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $2 million in both periods, on average debt outstanding of $237 million and $235 million, respectively. Approximately $866,000 and $2 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended June 30, 2009 and 2008. For the three months ended June 30, 2009, other expenses included approximately $658,000 for professional fees, insurance, administrative and other. For the three months ended June 30, 2008, expenses included approximately $674,000 for professional fees, insurance, administrative and other. For the three months ended June 30, 2009 and 2008, administrative and other costs totaled approximately $268,000 and $306,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Total expenses for the six months ended June 30, 2009 and 2008 were approximately $6 million and $10 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $3 million and $6 million, on average debt outstanding of $246 million and $245 million, respectively. Approximately $2 million and $3 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the six months ended June 30, 2009 and 2008. For the six months ended June 30, 2009, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2008, expenses included approximately $2 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2009 and 2008, administrative and other costs totaled approximately $530,000 and $651,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Interest and compensation expense are generally expected to be our largest expenses each period. Interest expense is dependent on the average outstanding principal balance on our Facility and the base index rate for the period. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and bonus expenses are estimated and accrued since bonuses are paid annually.

Net Unrealized Appreciation on Investments

During the three months ended June 30, 2009 and 2008, our total investments had a change in net unrealized depreciation of approximately $6 million and $466,000, respectively. For the three months ended June 30, 2009, Katonah Debt Advisors had unrealized depreciation of approximately $1 million and our middle market portfolio of debt securities, equity securities and CLO Fund securities had unrealized depreciation of approximately $5 million. For the three months ended June 30, 2008, Katonah Debt Advisors had unrealized appreciation of $824,000 offset by unrealized depreciation of approximately $1 million on debt securities, equity securities and CLO Fund securities in our investment portfolio.

During the six months ended June 30, 2009 and 2008, our total investments had a change in net unrealized depreciation of approximately $14 million and $8 million, respectively. Of this amount, Katonah Debt Advisors had unrealized appreciation of approximately $7,000 and $5 million, respectively, offset by unrealized losses of approximately $14 million and $13 million, respectively, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three and six months ended June 30, 2009 was approximately $3 million and $5 million, respectively, or $0.15 and $0.25, respectively, per share. The net increase in stockholders’ equity resulting from operations for both the three and six months ended June 30, 2008 was approximately $7 million, or $0.36 and $0.39, respectively, per share.

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

In addition to the traditional sources of available funds (issuance of new equity, debt or undrawn warehouse facility capacity), we also have the ability to raise additional cash funds through the securitization of assets on our balance sheet through our wholly-owned asset manager, Katonah Debt Advisors. Such a securitization would provide cash for new investments on our balance sheet as well as additional management fee income and potentially increased value (as a result of increased assets under management) for Katonah Debt Advisors. No new securitizations by Katonah Debt Advisors have closed since January 2008.

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

As of June 30, 2009 and December 31, 2008 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2009	December 31, 2008

Cash	$184,929	$251,412
Time Deposits	6,465,241	12,185,997
Money Market Accounts	3,876	10
Senior Secured Loan	180,663,414	218,342,528
Junior Secured Loan	125,041,289	126,498,918
Mezzanine Investment	27,860,046	32,557,165
Senior Subordinated Bond	2,287,500	2,287,500
Senior Unsecured Bond	3,120,000	4,800,000
CLO Fund Securities	56,453,236	56,635,236
Equity Securities	4,389,081	4,389,831
Affiliate Asset Managers	56,503,709	56,528,088

Total	$462,972,321	$514,476,685

On February 14, 2007, we entered into an arrangement under which we may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, we amended the Facility to increase our borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly.

Advances under the Facility are used by us primarily to make additional investments. The Facility is secured by loans that it currently owns and the loans acquired by us with the advances under the Facility. We borrow under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I.

In connection with the Facility, we are party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among us as the borrower and the servicer, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto. As of June 30, 2009 there were outstanding borrowings of approximately $234 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of June 30, 2009 there were financial assets held in the securities account with a market value of approximately $300 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets. The assets securing the Facility represent approximately 63% of our total assets (at fair value) at June 30, 2009 and contributed approximately 56% of our investment income for the six months ended June 30, 2009.

In September 2008, we were notified by the lenders that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility. As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility. We viewed such proposed terms as unfavorable and did not agree to them. Consequently, in accordance with the terms of the Facility, all principal and interest collected from the assets securing the Facility are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”). At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings, or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, we must maintain a leverage ratio covenant of at least 1:1 based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with our financial reporting filings with the SEC) as of the Facility outstanding balance determination date (such date being the last day of each month). At June 30, 2009, we satisfied this leverage ratio covenant using the June 30, 2009 Facility balance and the latest filed quarterly stockholders’ equity balance which, at that time, was as of March 31, 2009. We were in compliance with this covenant at June 30, 2009.

The weighted average daily debt balance for the three months ended June 30, 2009 and 2008 was approximately $237 million and $235 million, respectively. For the three months ended June 30, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 2% and 4% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. We were in compliance with all our debt covenants as of June 30, 2009. As of June 30, 2009, we had restricted cash balances of approximately $1 million which we maintained in accordance with the terms of the Facility.

Since the fourth quarter of 2008, we and the Agent have been engaged in discussions regarding a potential extension of the LFSA in exchange for an increase in the interest rate payable pursuant to the LFSA. The parties have not reached agreement on the terms of such an amendment to the LFSA but discussions are continuing.

On June 9, 2009, notwithstanding the ongoing discussions between the Agent and us, we and the Trustee received a letter from the Agent stating that we were in breach of our obligations under the LFSA alleging our failure to properly determine ratings on certain pledged loans, resulting in multiple incorrect calculations, as required under the LFSA and the breach of certain covenants relating to us. As a result, the Agent has asserted that a Termination Event had occurred or would occur after the expiration of an applicable grace period, (but did not at such time, and has not to date, sought to accelerate repayment of amounts outstanding under the LFSA to cause the sale of the collateral). The Agent also stated in the letter that as a result of the existence of the Termination Event it would calculate the interest payable under the LFSA at the higher rate (equal to the prime rate plus 0.75%) applicable to periods during which a Termination Event has occurred and is continuing. We believe that the Agent’s claim that breaches have occurred is without merit and responded to their letter (and in further correspondence with the Agent) denying any breach of the LFSA (and denying the existence of any Termination Event) and rejecting as invalid any basis for the Agent’s actions seeking to increase the interest rate payable under the LFSA. We believe that we have sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions during the amortization period.

On June 25, 2009 we received further correspondence from the Agent maintaining its position under the LFSA but suggesting that the parties meet to discuss a mutually agreeable resolution to the matter. Since such time, we have participated in telephone conferences with the Agent for which the goal of the parties has been to finalize the terms of a mutually agreeable amendment. However, to date, no agreement has been reached on the terms of any such amendment, and there can be no assurance that such an agreement will be reached in the future.

In the case of a default under the LFSA relating to our Facility, the Agent may exercise its right under the securities account control agreement entered into in respect of the security interest granted to the Trustee, as agent, pursuant to the LFSA to take exclusive control of the financial assets in the securities accounts covered by the securities account control agreement. In such case, the Trustee will no longer accept instructions from us regarding management of such financial assets under the LFSA and the Trustee will act at the direction of the Agent in respect of all matters relating to such financial assets. The securities account control agreement provides that the Agent will not exercise its right to take exclusive control of the financial assets in the securities account covered by the securities account control agreement unless there has occurred a Termination Event (as defined in the LFSA). If we are prevented by the Agent from effecting transactions in the collateral securing the Facility, we may suffer losses (or greater losses than we otherwise would have suffered) in respect of the collateral, which could have a material adverse effect on our business, financial condition and results of operations. To date, the Agent did not provide us with any notice of such action to exercise such rights of control. However, there can be no assurance that we will be able to reach a resolution with the Agent regarding the alleged breach of our obligations under the LFSA on terms acceptable to us or at all. See Part II, “Item 1A. Risk Factors” below for further discussion of certain risks relating to our Facility and the LFSA.

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both June 30, 2009 and December 31, 2008, we had committed to make a total of approximately $3 million of investments in various revolving senior secured loans, of which approximately $855,000 had been funded as of June 30, 2009 and $1 million had been funded as of December 31, 2008. As of June 30, 2009 and December 31, 2008, we had no investments in delayed draw senior secured loans.

In October 2007, Katonah Debt Advisors entered into a letter agreement (the “Letter Agreement”) with Bear Stearns & Co. Inc. (“Bear Stearns”) in connection with a warehouse credit line established to fund the initial accumulation of assets for three CLO funds, pursuant to which agreement Katonah Debt Advisors undertook certain “first loss” commitments with respect to potential losses on assets purchased using the warehouse credit line. Such “first loss” commitments relate to (i) losses (if any) as a result of individual loan investments being ineligible for purchase by a new CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or (ii) if a new CLO Fund has not been completed before the expiration of the related warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of loans and debt securities funded by such warehouse credit line.

Under the Letter Agreement, Katonah Debt Advisors also engaged Bear Stearns to structure and raise three CLO funds to be managed by Katonah Debt Advisors (directly or indirectly through a services contract with an affiliate of Katonah Debt Advisors). While one of these funds, the Katonah 2007-1 CLO Fund, in which Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities, was completed, neither of the other 2008 CLO Funds were successfully raised.

As a result, pursuant to the Letter Agreement, both Katonah Debt Advisors and J.P. Morgan Securities Inc. ("JPMorgan") (f/k/a Bear Stearns & Co. Inc.) asserted claims against each other and defenses thereto with respect to potential “first loss” payments. Without admitting any liability or wrongdoing, Katonah Debt Advisors and JPMorgan agreed to compromise and settle all of the disputes, issues and claims between them relating to the agreements in exchange for an agreement to terminate all obligations and liabilities of Katonah Debt Advisors and of JPMorgan under the existing agreements relating to the 2008 CLO Funds, payment by Katonah Debt Advisors of an aggregate of $6 million in installments over a period of one year and the forfeiture by Katonah Debt Advisors of the net interest income earned through the settlement date on the warehoused assets. In December 2008, Katonah Debt Advisors entered into a settlement and termination agreement with JPMorgan reflecting the settlement terms described above.

As a result of this settlement, Katonah Debt Advisors recognized a $6 million settlement cost and write-off of previously accrued net interest income on warehoused assets of approximately $4 million for the year ended December 31, 2008. We recognized the impact of this settlement and forfeiture of warehouse income as a non-cash reduction to the unrealized appreciation of our value of its investment in Katonah Debt Advisors and contributed additional equity to Katonah Debt Advisors. Consequently, this settlement is not expected to have a material impact on Kohlberg Capital's net investment income or quarterly dividend.

RECENT DEVELOPMENTS

 None, other than those noted above.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of we securities own, or (ii) the NAV of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there are negligible net cash distributions to the class of securities we own, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

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

After our adoption of SFAS 157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level I – Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by SFAS 157, the Company does not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

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

Effective July 23, 2009, the Board established revised valuation procedures reflecting its determination that we had sufficient internal expertise and access to market information to carry out the quarterly valuation process in conformity with GAAP without the involvement of, or additional expense associated with, a third-party valuation provider, and terminated the engagement of Duff & Phelps, LLC.  We expect that this termination will result in cost savings of approximately $360,000 per year.

Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2009, eight issuers representing 1% of our total investments were on non-accrual status. As of December 31, 2008, two issuers representing 0.2% of our total investments were on non-accrual status.

Dividend Income from CLO Fund Securities

We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. Our CLO Fund securities are subordinated to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us. We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

For non-junior class CLO Fund securities, such as the Company’s investment in the BB-rated bond tranche of the Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

Recent Accounting Pronouncements

Standard on Subsequent Events. On May 28, 2009, the Financial Accounting Standards Board issued SFAS 165—Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. SFAS 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 as of June 30, 2009 and the adoption of this standard did not affect our financial position or results of operations.

FAIR VALUE MEASUREMENTS

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“ FSP 157-3”) was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market and did not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. As a result, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

On April 9, 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased as well as on identifying circumstances that indicate that a transaction is not orderly. FSP 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). FSP 157-4 further amends SFAS 157 to require the disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  FSP No. 157-4 is effective for the interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material effect on our financial position or results of operations.

On April 9, 2009, FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009 and the adoption of this standard did not affect our financial position or results of operations.

Two-Class Method of Presenting Earnings Per Share. In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities (“EITF 03-06-1”) was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements ended March 31, 2009 and, as required, applied this standard retroactively to all reported periods. The adoption of this standard did not have a material impact on our financial position or results of operations.

CODIFICATION OF ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board issued SFAS No.168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). When SFAS 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. It s not expected that SFAS 168 will change existing accounting standards, but rather changes the way that companies will refer to accounting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. As a result, we will adopt SFAS 168 for its financial statements covering the period ending September 30, 2009. We not expect that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2009, approximately 89% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2009, we had $234 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately $1.5 million over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately $1.5 million over a one-year period. Because most of our investments at June 30, 2009 were floating rate with a spread to an index similar to our Facility, we would not expect a significant impact on our net interest spread. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate. In addition, we are currently required to pay interest on our borrowings under the Facility at the higher default rate equal to the prime rate plus 0.75% due to the alleged breach of our obligations under the Facility asserted by the Agent, which we believe to be without merit.

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2009. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

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

Changes in Internal Control Over Financial Reporting . The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management has concluded that there have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any of such risks (or other risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such a case, the NAV and the trading price of our common stock could decline, and you may lose all or part of your investment. Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The disclosure below should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our other reports filed with the SEC.

The agreements governing our Facility and the related funding and servicing agreement contain various covenants that limit our discretion in operating our business and also include certain financial covenants.

We have entered into a credit facility that is backed by a revolving pool of loans. Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield, limitations on delinquencies and charge-offs and a maximum leverage ratio, a violation of any of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. An event of default under the Facility would result, among other things, in the termination of the availability of further funds under the Facility and an accelerated maturity date for all amounts outstanding under the Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC. If we default under certain provisions of the Facility, the remedies available to the lender may limit our ability to declare dividends.

In connection with the Facility, we are party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among us, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto. As of June 30, 2009, there were outstanding borrowings of approximately $234 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of June 30, 2009 there were financial assets held in the securities account with a market value of approximately $300 million.

In September 2008, we were notified by the lenders that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility. As a result, the lenders proposed new terms to us in order to extend additional fundings under the Facility. We viewed such proposed terms as unfavorable, did not accept them, and have opted to forego the revolving credit feature of the Facility and to amortize existing borrowings under the Facility. Consequently, in accordance with the terms of the Facility, all principal and interest collected from the assets securing the Facility are used to amortize the Facility through a termination date of September 29, 2010 (the “amortization period”). During the amortization period, the interest rate will continue to be based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Currently, we paying, under protest, interest on our borrowings under the Facility at the higher, default rate equal to the prime rate plus 0.75% due to the alleged default described under “—If we are not able to amend, refinance or renew our debt on terms acceptable to us, our operations could be adversely affected” below.

Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, financial condition and results of operations.

If we are not able to amend, refinance or renew our debt on terms acceptable to us, our operations could be adversely affected.

Since the fourth quarter of 2008, we have been engaged in discussions with the Agent under the LFSA regarding a potential extension of the LFSA in exchange for an increase in the interest rate payable pursuant to the LFSA. To date, no agreement has been reached on the terms of such an amendment to the LFSA.

On June 9, 2009, we and the Trustee received a letter from the Agent stating that we were in breach of our obligations under the LFSA alleging our failure to properly determine ratings on certain pledged loans, resulting in multiple incorrect calculations, as required under the LFSA and the breach of certain covenants relating to us. As a result, the Agent has asserted that a Termination Event had occurred or would occur after the expiration of an applicable grace period, but did not at such time, and has not to date, sought to accelerate repayment of amounts outstanding under the LFSA or to cause the sale of collateral. The Agent also stated in the letter that as a result of the existing Termination Event it would calculate the interest payable under the LFSA at the higher rate (equal to the prime rate plus 0.75%) applicable to periods during which a Termination Event has occurred and is continuing. While the Company believes that the Agent’s claim that breaches have occurred is without merit and responded to its letter (and in further correspondence with the Agent) denying any breach of the LFSA (and denying the existence of any Termination Event) and rejecting as invalid any basis for the Agent’s actions seeking to increase the interest rate payable under the LFSA, if we are required to pay this higher rate of interest for an extended period of time, it could have an adverse effect on our business, liquidity and financial condition. In addition, if the Agent seeks to accelerate the outstanding indebtedness under the LFSA, this would have a material adverse effect on our liquidity, financial condition and results of operations, as well as our ability to make additional investments.

Following a default under the funding and servicing agreement relating to our Facility, we may not have the ability to manage the assets securing the Facility, which may adversely impact our liquidity and operations.

In the case of a default under the LFSA relating to our Facility, the Agent may exercise its right under the securities account control agreement entered into in respect of the security interest granted to the Trustee, as agent, pursuant to the LFSA to take exclusive control of the financial assets in the securities accounts covered by the securities account control agreement. In such case, the Trustee will no longer accept instructions from us regarding management of such financial assets under the LFSA and the Trustee will act at the direction of the Agent in respect of all matters relating to such financial assets. The securities account control agreement provides that the Agent will not exercise its right to take exclusive control of the financial assets in the securities account covered by the securities account control agreement unless there has occurred a Termination Event (as defined in the LFSA). If we are prevented by the Agent from effecting transactions in the collateral securing the Facility, we may suffer losses (or greater losses than we otherwise would have suffered) in respect of the collateral, which could have a material adverse effect on our business, financial condition and results of operations. To date, the Agent did not provide the Company or the Borrower with any notice of such action to exercise such rights of control. However, there can be no assurance that we will be able to reach a resolution with the Agent regarding the alleged breach of our obligations under the LFSA on terms acceptable to us or at all.

If market constraints further prevent us from obtaining additional debt or equity capital, our liquidity could be adversely affected, our business prospects could be negatively impacted, we could lose key employees and our operating results could be negatively affected.

The current economic and capital market conditions in the U.S. have resulted in a severe reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. These conditions have constrained us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or replace Facility and consummate new facilities, our liquidity will be significantly reduced. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and our business prospects could be negatively impacted. Even if we are able to renew or refinance the Facility or consummate new borrowing facilities, we may not be able to do so on favorable terms. In addition, the debt capital that will be available, if at all, may be at a higher cost and/or on less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below NAV per share. In addition, issuing equity at depressed stock prices can be dilutive to our stockholders. These events and our inability to raise capital have resulted in the suspension of new originations, curtailed our ability to grow and have had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and negatively impact our operating results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

On June 12, 2009, we held our annual meeting of shareholders. The following two matters were submitted to a vote of the shareholders:

1. To elect Christopher Lacovara and Dayl W. Pearson as directors, each for a term of three years; and

2. To ratify the selection of Deloitte & Touche LLP as our independent registered public accountant for the current year.

The results of the shares voted with regard to each of these matters are as follows:

1.Election of Directors

Director	For	Withheld

Christopher Lacovara	15,290,318	4,207,032

Dayl W. Pearson	16,585,723	2,911,627

The following directors have continued to serve as directors after the meeting: C. Turney Stevens, Gary Cademartori, Albert G. Pastino, C. Michael Jacobi and Samuel P. Frieder.

2.Ratification of the selection of Deloitte & Touche LLP

For	Against	Abstain	Broker Non-Votes

19,336,602	132,031	28,715	—

Item 5.        Other Information

Amendments to Employment Agreements with Certain Executives

On August 5, 2009, the Company and Katonah Debt Advisors agreed to amend the terms of the existing employment agreements with each of Dayl W. Pearson, the Company’s President and Chief Executive Officer; Michael I. Wirth, the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary; R. Jon Corless, the Company’s Chief Investment Officer; and E.A. Kratzman, a Vice President of the Company and the President of Katonah Debt Advisors.  The amended and restated agreements are each effective as of August 5, 2009 and  reflect cash compensation structures (i.e., base salary and minimum target bonus amounts) not in excess of those in effect in 2008 for each executive as well as amendments to the terms of the severance arrangements under the agreements.  A description of the material amendments to the terms of these agreements is provided below.  Such description is qualified by reference to these amended and restated agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Amended and Restated Employment Agreements with Dayl W. Pearson, Michael I. Wirth and R. Jon Corless

Each of the amended and restated employment agreements with Messrs. Pearson, Wirth and Corless provides for an initial term ending on December 31, 2010 (subject to automatic one-year renewals thereafter as provided in their previous agreements) unless either party provides prior written notice (not later than 30 days prior to the expiration of the term) of his or its decision not to extend the term of the employment agreement.  Under their respective employment agreements, Messrs. Pearson, Wirth and Corless are entitled to receive an annual base salary of $400,000, $325,000 and $250,000, respectively, which reflects their 2008 base salaries, and will be eligible to earn annual performance-based cash bonuses of no less than $450,000, 375,000 and $200,000, respectively, which reflects minimum target bonus amounts not in excess of those in effect for 2008, to be paid, in each case, on or about January 31 of the succeeding calendar year.  As amended, the employment agreements provide that if the executive’s employment is terminated by the Company without cause or by the executive for good reason (each as defined in the applicable employment agreement) or as a result of death or disability, the executive (or his designated beneficiary or estate) will be entitled to receive (i) his base salary and contributions toward health insurance premiums for the remaining term of the agreement (or, if greater, six months after such termination); provided, that if the remaining term of the agreement exceeds six months, the Company may elect to cease continuation of base salary and contributions toward health insurance premiums at any point following the six-month anniversary of such termination so long as the Company releases the executive from his remaining non-competition and non-solicitation obligations as of such date; (ii) any base salary earned but not paid through the date of termination; (iii) vacation time accrued but not used to that date; and (iv) any bonus compensation to which the executive is entitled in respect of the year of termination, prorated to the date of termination, all on the condition that the executive sign a release of claims.  In addition to the benefits described above, the executive will be entitled to a further six months of base salary and contributions toward health insurance premiums (i.e., for a total of one year) if he is terminated by the Company within 90 days following a change in control involving the Company (defined to include the acquisition by any person (or group) of the beneficial ownership of 33% or more of the then outstanding shares of the Company’s common stock or the voting power of the Company’s then outstanding voting securities; the failure of the incumbent board of directors (or successors designated thereby) to constitute a majority of the Company’s board of directors; the approval by shareholders of a merger, consolidation or other reorganization transaction in which the Company’s shareholders do not, at closing, own more than 50% of the combined voting power of the surviving entity; and a liquidation or dissolution of the Company or a sale of all or substantially all of its assets).

Amended and Restated Employment Agreement with E.A. Kratzman

Mr. Kratzman’s amended and restated agreement with Katonah Debt Advisors provides for an initial term ending on December 31, 2011 (subject to automatic one-year renewals thereafter as previously provided unless terminated in writing by either party prior to the expiration of the term).  In addition to his base salary and annual bonus, Mr. Kratzman is entitled to receive up to three special bonuses of $150,000 each upon the receipt by Katonah Debt Advisors of all of the deferred subordinated fees from Katonah VII, VII and IX CLO Funds, respectively, each such special bonus to be paid as soon as practicable following the receipt of the applicable deferred fees.  Mr. Kratzman must remain continuously employed by Katonah Debt Advisors through the date of the receipt of the applicable deferred fees to receive each special bonus.  As amended, the employment agreement provides that if Mr. Kratzman’s employment is terminated by Katonah Debt Advisors without cause, by him for good reason (each as defined in the employment agreement) or as a result of death or disability, he (or his designated beneficiary or estate) will be entitled to receive (i) his base salary and contributions toward health insurance premiums for the remaining term of the agreement; provided, that if the remaining term of the agreement exceeds one year, Katonah Debt Advisors may elect to cease continuation of base salary and contributions toward health insurance premiums at any point following the one-year anniversary of such termination so long as Katonah Debt Advisors releases Mr. Kratzman from his remaining non-competition and non-solicitation obligations as of such date; (ii) any base salary earned but not paid through the date of termination; (iii) vacation time accrued but not used to that date; and (iv) any bonus compensation to which Mr. Kratzman is entitled in respect of the year of termination, prorated to the date of termination (but in all cases based on an annual amount of no less than $650,000), all on the condition that he sign a release of claims.  In addition to the benefits described above, Mr. Kratzman will be entitled to an extra six months of his base salary and contributions toward health insurance premiums (i.e., for a total of 18 months) if he is terminated by Katonah Debt Advisors within 90 days following a change in control involving the Company (defined to include the acquisition by any person (or group) of the beneficial ownership of 33% or more of the then outstanding shares of the Company’s common stock or the voting power of the Company’s then outstanding voting securities; the failure of the incumbent board of directors (or successors designated thereby) to constitute a majority of the Company’s board of directors; the approval by shareholders of a merger, consolidation or other reorganization transaction in which the Company’s shareholders do not, at closing, own more than 50% of the combined voting power of the surviving entity; and a liquidation or dissolution of the Company or a sale of all or substantially all of its assets).

 Item 6.       Exhibits

Exhibit Number	Description of Document

10.1*	Amended and Restated Employment Agreement, dated as of August 5, 2009, between Kohlberg Capital Corporation (the “Company”) and Dayl W. Person

10.2*	Amended and Restated Employment Agreement, dated as of August 5, 2009, between the Company and Michael I. Wirth

10.3*	Amended and Restated Employment Agreement, dated as of August 5, 2009, between the Company and R. Jon Corless

10.4*	Amended and Restated Employment Agreement, dated as of August 5, 2009, between Katonah Debt Advisors, L.L.C. and E.A. Kratzman.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Submitted herewith.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOHLBERG CAPITAL CORPORATION

Date: August 10, 2009	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(principal executive officer)

Date: August 10, 2009	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Chief Compliance Officer,
Secretary and Treasurer
(principal financial and accounting officer)

* * * * *

Table of Contents

Exhibit Index

Exhibit Number	Description of Document

10.1*	Amended and Restated Employment Agreement, dated as of August 5, 2009, between Kohlberg Capital Corporation (the “Company”) and Dayl W. Person

10.2*	Amended and Restated Employment Agreement, dated as of August 5, 2009, between the Company and Michael I. Wirth

10.3*	Amended and Restated Employment Agreement, dated as of August 5, 2009, between the Company and R. Jon Corless

10.4*	Amended and Restated Employment Agreement, dated as of August 5, 2009, between Katonah Debt Advisors, L.L.C. and E.A. Kratzman.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Submitted herewith.