Form 10-Q/A
period 2009-03-31
Kohlberg Capital CORP
filed 2010-05-28
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of common stock of the registrant as of April 30, 2009 was 22,077,720.

EXPLANATORY NOTE

In this Form 10-Q/A, Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”):

a)	restates its Balance Sheet and Schedule of Investments as of March 31, 2009, and the related Statement of Operations, Statement of Cash Flows, Statement of Changes in Net Assets and Financial Highlights for the three months then ended;

b)	restates its financial information for the comparative period of 2008;

c)	restates its financial information for the year ended December 31, 2008; and

d)	reflects the foregoing restated financial information in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Concurrent with the filing of this Form 10-Q/A, the Company is filing with the Securities and Exchange Commission (the “Commission” or the “SEC”) (1) an amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2009 (the “Q2 2009 10-Q/A”), (2) a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Q3 2009 10-Q”), (3) an Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”), and (4) a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Q1 2010 10-Q”). The Q2 2009 10-Q/A contains restated financial information for the three and six months ended June 30, 2009 (as well as for the comparative periods of 2008) and for the year ended December 31, 2008. The Q3 2009 10-Q contains restated financial information for the year ended December 31, 2008 (as well as for the comparative periods ended September 30, 2008). The 2009 10-K contains restated financial information for the year ended December 31, 2008 (as well as restated unaudited financial information for each of the four quarters of 2008 and the first two quarters of 2009), and the Q1 2010 10-Q contains restated financial information for the three months ended March 31, 2009. The Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2008, and previously filed Quarterly Reports on Form 10-Q for the quarterly periods in 2008, have not been amended for the restatement affecting 2008 and should not be relied upon.

In addition, management has concluded that the Company had material weaknesses in its internal control over financial reporting related to errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash payment-in-kind (“PIK”) investments as of the end of each of the years ended December 31, 2009 and December 31, 2008 and each of the quarterly periods included in such years. As described in more detail in Item 9A of the 2009 10-K, the Company is implementing measures designed to remediate the identified material weaknesses and believes that these measures will effectively remediate these material weaknesses. As of the date of filing of this Quarterly Report, the Company believes that it has corrected its accounting for the fair value of its illiquid investments and its accounting for the revenue recognition for its non-cash PIK investments to the extent necessary to prepare the restated financial statements and the other financial information contained herein.

Background of the Restatement

As previously disclosed by the Company in its filings with the Commission:

•

The Company was unable to timely file its Q3 2009 10-Q due to ongoing discussions with Deloitte & Touche LLP (“Deloitte”), the Company’s former accountants, regarding the application of certain accounting standards relating to valuation determinations under Accounting Standards Codification 820, formerly Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“Fair Value Measurements and Disclosures”), included in its financial statements for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K for such year and its financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in the Company’s Quarterly Reports on Form 10-Q for those respective periods.

•

On December 10, 2009, the Company and its management were advised by Deloitte that (i) the audit report issued by Deloitte accompanying the Company’s financial statements for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K for such year and (ii) Deloitte’s completed interim reviews of the Company’s financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in the Company’s Quarterly Reports on Form 10-Q for those respective periods should no longer be relied upon. As a result, the Company indicated in a Current Report on Form 8-K that the financial statements for the specified periods included in such reports should not be relied upon until the foregoing matters were resolved.

•

Notwithstanding that the Company’s management and members of its Audit Committee had numerous conversations during the months of November and December 2009 with Deloitte regarding Fair Value Measurements and Disclosures and valuation of the Company’s investments, it became clear to the Company that it was unlikely that the Company and Deloitte would be able to reach a resolution regarding the disagreements over the Company’s valuation methodology and procedures under Fair Value Measurements and Disclosures.

•

On January 12, 2010, following discussions initiated by the Company with the Staff of the Division of Investment Management of the Commission, the Company dismissed Deloitte as its registered public accounting firm.

•	On January 27, 2010, the Company engaged Grant Thornton LLP (“Grant Thornton”) as its independent registered public accounting firm.

Following the Company’s engagement of Grant Thornton, the Company’s management and Audit Committee concluded that the Company would have to restate its previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. Management and the Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments (defined by the Company as investments that do not have indicative fair values based upon active trades), which affects the calculation of the Company’s net asset value (“NAV”) and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, the Company revised the valuation procedures applied to its illiquid investments and its accounting for its non-cash PIK investments. The Company now derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Market Yield Approach”) and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income.

No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. For more detailed information about the restatement, please see Note 13 “Restated Financial Statements” in the accompanying financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report.

The information in this Form 10-Q/A gives the effect to the restatement. In accordance with Rule 12b-15, under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth in this Quarterly Report amendment. The disclosure in this Quarterly Report amendment supersedes and replaces corresponding disclosures in the Company’s previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of March 31, 2009	As of December 31, 2008
	(as restated)	(as restated)
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2009 - $146,547; 2008 - $12,185,996)	$146,547	$12,185,996
Money market accounts (cost: 2009 - $6,027; 2008 - $10)	6,027	10
Debt securities (cost: 2009 - $402,087,912; 2008 - $423,859,086)	332,739,432	353,859,007
CLO fund securities managed by non-affiliates (cost: 2009 - $15,638,267; 2008 - $15,590,951)	4,480,000	4,400,000
CLO fund securities managed by affiliate (cost: 2009 - $51,096,688; 2008 - $50,785,644)	33,540,000	30,240,000
Equity securities (cost: 2009 - $5,256,659; 2008 - $5,256,660)	4,764,137	5,089,365
Asset manager affiliates (cost: 2009 - $39,216,715; 2008 - $38,948,271)	56,104,494	54,734,812

Total Investments at fair value	431,780,637	460,509,190
Cash	4,219,072	251,412
Restricted cash	8,916,719	2,119,991
Interest and dividends receivable	3,554,747	4,168,599
Receivable for open trades	663,316	—
Due from affiliates	2,203,241	390,590
Other assets	1,767,412	1,716,447

Total assets	$453,105,144	$469,156,229

LIABILITIES
Borrowings	$245,045,884	$261,691,148
Payable for open trades	—	1,955,000
Accounts payable and accrued expenses	1,938,990	3,064,403
Dividend payable	—	5,879,660

Total liabilities	$246,984,874	$272,590,211

Commitments and contingencies (note 8)

STOCKHOLDERS’ EQUITY

Common stock, par value $.01 per share, 100,000,000 common shares authorized; 21,910,452 and 21,776,519 common shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	$215,762	$214,369
Capital in excess of par value	280,983,294	280,284,330
Accumulated undistributed net investment income	9,277,453	2,865,434
Accumulated net realized losses	(2,688,060)	(680,687)
Net unrealized depreciation on investments	(81,668,179)	(86,117,428)

Total stockholders’ equity	$206,120,270	$196,566,018

Total liabilities and stockholders’ equity	$453,105,144	$469,156,229

NET ASSET VALUE PER COMMON SHARE	$9.41	$9.03

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2009	2008
	(as restated)	(as restated)
Investment Income:
Interest from investments in debt securities	$6,723,130	$9,699,836
Interest from cash and time deposits	4,670	86,603
Dividends from investments in CLO fund securities managed by non-affiliates	480,392	1,538,207
Dividends from investments in CLO fund securities managed by affiliate	2,127,326	1,523,082
Dividends from affiliate asset manager	—	350,000
Capital structuring service fees	116,735	1,135,114

Total investment income	9,452,253	14,332,842

Expenses:
Interest and amortization of debt issuance costs	1,508,011	3,344,422
Compensation	800,968	1,179,496
Professional fees	336,329	616,648
Insurance	91,763	70,779
Administrative and other	261,559	345,226

Total expenses	2,998,630	5,556,571

Net Investment Income	6,453,623	8,776,271
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(2,007,373)	(726,313)
Net change in unrealized appreciation (depreciation) on:
Debt securities	651,599	(7,620,120)
Equity securities	(325,229)	(1,190,846)
CLO fund securities managed by affiliate	2,988,956	(650,244)
CLO fund securities managed by non-affiliate	32,684	(2,144,379)
Affiliate asset manager investments	1,101,238	2,978,238

Net realized and unrealized depreciation on investments	2,441,875	(9,353,664)

Net Increase (Decrease) In Net Assets Resulting From Operations	$8,895,498	$(577,393)

Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share—Basic and Diluted	$0.41	$(0.03)
Net Investment Income Per Common Share—Basic and Diluted	$0.30	$0.49
Net Investment Income and Net Realized Losses Per Common Share—Basic and Diluted	$0.20	$0.45

Weighted Average Shares of Common Stock Outstanding—Basic	21,867,006	18,074,944

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2009	2008
	(as restated)	(as restated)
Operations:
Net investment income	$6,453,623	$8,776,271
Net realized loss from investment transactions	(2,007,373)	(726,313)
Net change in unrealized depreciation on investments	4,449,248	(8,627,351)

Net increase (decrease) in net assets resulting from operations	8,895,498	(577,393)

Shareholder distributions:
Dividends from net investment income to common stockholders	—	(7,418,665)
Dividends from net investment income to restricted stockholders	(41,604)	—

Net decrease in net assets resulting from stockholder distributions	(41,604)	(7,418,665)

Capital share transactions:
Issuance of common stock for dividend reinvestment plan	464,749	892,471
Vesting of restricted stock	53	—
Stock based compensation	235,556	156,061

Net increase in net assets resulting from capital share transactions	700,358	1,048,532

Net assets at beginning of period	196,566,018	259,068,164

Net assets at end of period (including undistributed net investment income of $9,277,453 in 2009 and accumulated distributions in excess of net investment income of $304,278 in 2008)	$206,120,270	$252,120,638

Net asset value per common share	$9.41	$13.93
Common shares outstanding at end of period	21,910,452	18,094,306

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2009	2008
	(as restated)	(as restated)
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$8,895,498	$(577,393)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations:
Net realized loss on investment transactions	2,007,373	726,313
Net change in unrealized depreciation on investments	(4,449,248)	8,627,351
Net accretion of discount on securities	(649,944)	(452,739)
Amortization of debt issuance cost	206,174	105,280
Purchases of investments	(2,684,007)	(43,787,932)
Payment-in-kind interest	—	(316,643)
Proceeds from sale and redemption of investments	31,886,065	45,077,565
Stock based compensation expense	235,556	156,061
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	613,852	1,806,762
Decrease (increase) in other assets	(257,139)	288,922
Decrease (increase) in due from affiliates	(1,812,651)	391,052
Decrease in accounts payable and accrued expenses	(1,125,413)	(2,233,999)

Net cash provided by operating activities	32,866,116	9,810,600

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	53	—
Dividends paid in cash	(5,456,517)	(6,134,432)
Cash paid on repayment of debt	(16,645,264)	(5,000,000)
Decrease (increase) in restricted cash	(6,796,728)	923,267

Net cash used in financing activities	(28,898,456)	(10,211,165)

CHANGE IN CASH	3,967,660	(400,565)
CASH, BEGINNING OF PERIOD	251,412	2,088,770

CASH, END OF PERIOD	$4,219,072	$1,688,205

Supplemental Information:
Interest paid during the period	$1,722,797	$3,666,254
Non-cash dividends paid during the period under dividend reinvestment plan	$464,747	$892,471

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of March 31, 2009

(as restated)

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.3%, Due 6/13	$355,920	$355,920	$322,464

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 5.0%, Due 6/13	240,000	232,999	217,440

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	4,685,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.7%, Due 6/13	1,829,610	1,829,610	1,657,627

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	2,638,302

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 6.8%, Due 3/13	423,820	423,820	413,649

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 3/13	5,364,456	5,364,456	5,235,709

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 3.2%, Due 4/13	1,832,209	1,831,160	1,716,780

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.5%, Due 5/13	440,925	436,006	371,259

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.5%, Due 5/13	3,151,285	3,116,125	2,653,382

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 4.8%, Due 6/14	5,885,138	5,885,138	5,278,969

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.3%, Due 8/13	4,000,000	4,038,494	3,920,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 4.8%, Due 3/14	$1,717,557	$1,726,344	$1,633,397

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 5.1%, Due 12/12	4,211,091	4,179,946	3,992,114

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 6.2%, Due 6/14	4,000,000	3,978,611	3,832,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,680,514	2,636,700

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,965,382	3,196,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.8%, Due 7/13	2,437,500	2,465,782	1,864,688

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/12	1,950,000	1,958,669	1,612,650

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 5.2%, Due 12/14	4,000,000	4,000,000	3,424,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,613,520	4,613,520	4,613,520

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,975,000	4,909,590	4,975,000

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.8%, Due 3/13	1,692,370	1,686,714	1,379,282

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 4.2%, Due 9/12	8,878,100	8,902,239	8,221,121

CEI Holdings, Inc. (Cosmetic Essence)[6,10] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.3%, Due 3/14	1,465,584	1,403,218	1,065,480

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,770,187	2,743,686	2,271,553

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Charlie Acquisition Corp.[10] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,752,707	$7,315,886

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 3.4%, Due 6/14	2,947,500	2,947,500	2,546,640

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 7/14	3,950,000	3,934,798	2,907,200

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 1/15	2,000,000	1,968,090	1,062,000

Coastal Concrete Southeast, LLC[10] Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,576,623	5,264,329

Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond — 8.375% - 12/2014 - 216762AD6 8.4%, Due 12/14	4,000,000	3,290,143	700,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 8/12	3,949,899	3,730,211	2,622,733

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,496	906,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,510,453	6,560,400

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.5%, Due 6/12	2,716,189	2,716,189	2,716,189

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.0%, Due 10/14	7,000,000	6,338,369	6,062,000

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 5/15	3,000,000	2,966,002	2,721,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 7.2%, Due 7/15	6,000,000	5,434,084	5,676,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	5,000,000	5,000,000	4,090,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 4.0%, Due 12/13	$4,444,550	$4,448,673	$3,728,978

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 5.7%, Due 7/13	4,722,988	4,722,988	4,562,407

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	10,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.1%, Due 4/12	4,000,000	4,000,000	3,828,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 5.1%, Due 12/12	4,309,693	4,315,538	3,999,395

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 3.6%, Due 11/12	1,702,018	1,595,905	1,664,574

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 4.5%, Due 10/13	3,356,000	3,356,000	3,305,660

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.3%, Due 9/14	4,962,217	4,541,562	3,364,383

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 3.6%, Due 12/13	1,964,824	1,962,954	950,975

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1%, Due 12/16	3,000,000	3,007,943	615,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,359	1,954,000

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	186,057

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	398,839

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	105,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Hawkeye Renewables, LLC[6,10] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 8.3%, Due 6/12	$2,908,544	$2,857,697	$584,617

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,839,123	3,345,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.8%, Due 10/14	1,000,000	1,000,000	814,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 3.0%, Due 4/14	3,723,929	3,584,725	2,852,529

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 10/14	3,000,000	3,000,000	2,469,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.0%, Due 9/12	2,720,836	2,714,668	2,620,165

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.8%, Due 4/13	3,755,829	3,755,829	3,410,293

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 3.9%, Due 3/13	2,993,750	2,993,750	2,044,731

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 4.7%, Due 5/12	4,316,295	4,328,506	3,983,941

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 8.7%, Due 5/13	3,000,000	3,016,821	3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 6.3%, Due 9/12	10,051,486	10,031,220	9,458,448

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.3%, Due 12/13	5,371,429	5,386,385	2,127,086

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.5%, Due 12/14	5,000,000	5,000,000	2,640,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.7%, Due 8/13	2,000,000	2,013,383	1,708,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	$3,875,156	$3,845,064	$69,753

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 5.5%, Due 1/11	2,000,000	1,920,211	7,500

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	1,000

Lear Corporation Automobile	Senior Secured Loan — Term Loan 3.3%, Due 4/12	1,993,927	1,730,785	1,172,429

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 6.1%, Due 8/12	2,264,004	2,264,004	1,630,083

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 4.5%, Due 3/14	2,724,835	2,724,835	1,885,586

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.3%, Due 1/15	2,000,000	2,000,000	1,654,000

Manitowoc Company Inc., The Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term B Loan 6.5%, Due 8/14	1,995,000	1,951,757	1,819,440

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 5.0%, Due 12/12	5,899,925	5,885,090	5,663,928

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 8.5%, Due 6/13	1,000,000	1,000,000	957,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,857,978	1,861,676	1,727,920

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,000,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - 1st Lien 7.8%, Due 12/12	7,968,750	7,968,750	7,673,906

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Northeast Biofuels, LP6, 10 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.8%, Due 6/13	$1,382,120	$1,384,338	$208,369

Northeast Biofuels, LP6, 10 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.8%, Due 6/13	57,257	57,349	8,632

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 5.8%, Due 6/11	716,292	716,292	701,966

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.6%, Due 6/11	3,541,667	3,528,519	3,470,833

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,668,750	5,668,750	5,164,231

Pegasus Solutions, Inc.[12] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.500% - 04/2015 - 705908AA9 10.5%, Due 4/15	2,000,000	2,000,000	1,518,000

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.1%, Due 6/12	1,243,387	1,245,195	1,152,620

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 4.9%, Due 8/14	4,713,967	4,676,497	4,209,573

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 6/14	6,650,000	6,479,248	6,650,000

Rhodes Companies, LLC, The6, [10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,685,674	1,636,741	766,139

Rhodes Companies, LLC, The6, [10] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 11.0%, Due 11/11	2,013,977	2,021,569	302,852

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/13	3,000,000	2,983,495	2,877,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.6%, Due 6/13	4,682,645	4,648,382	4,354,860

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.9%, Due 6/12	1,430,000	1,427,443	1,256,970

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.9%, Due 6/12	$953,333	$951,629	$837,980

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,365,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/14	3,920,126	3,920,126	3,614,356

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 9.0%, Due 7/12	744,161	747,825	702,488

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	3,692,327	3,710,502	3,485,556

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 14.5%, Due 7/13	1,750,000	1,757,914	1,669,500

Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 4.0%, Due 10/14	987,418	904,007	654,658

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.8%, Due 12/14	2,000,000	2,027,154	1,698,000

TransAxle LLC Automobile	Senior Secured Loan — Revolving Loan 4.5%, Due 8/11	854,545	851,886	595,618

TransAxle LLC Automobile	Senior Secured Loan — Term Loan 4.5%, Due 9/12	1,456,743	1,456,743	1,015,350

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5%, Due 7/14	3,736,736	3,586,811	3,718,052

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 6.3%, Due 4/13	4,328,721	4,328,721	3,947,794

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 12/13	6,500,000	6,487,008	5,375,500

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	526,500	526,500	526,500

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	$5,000,000	$5,000,000	$5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.8%, Due 6/13	1,887,118	1,877,746	1,630,470

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.3%, Due 3/14	2,000,000	1,927,047	1,780,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.3%, Due 3/14	4,132,887	4,159,729	3,678,270

WireCo WorldGroup Inc. [6,12] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.000% - 02/2015 - 97654JAA1 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

WireCo WorldGroup Inc. [12] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.000% - 02/2015 - 97654JAB9 11.0%, Due 2/15	5,000,000	4,803,833	5,000,000

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 3.5%, Due 6/12	773,536	765,606	685,353

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 3.5%, Due 6/12	668,412	661,560	592,213

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 3.1%, Due 6/12	167,103	165,390	148,053

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 5.7%, Due 12/12	2,683,177	2,687,332	2,210,938

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	635,035

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0%, Due 10/12	625,548	623,301	568,617

Total Investment in Debt Securities (161% of net asset value at fair value)		$408,185,043	$402,087,912	$332,739,432

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$750,000

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,360	174,837

Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	0.0%	42,542	1,300

Coastal Concrete Southeast, LLC[7] , 8 Buildings and Real Estate[4]	Warrants	0.9%	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,440,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	$1,500,000	$2,398,000

Park Avenue Coastal Holding, LLC Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,256,659	$4,764,137

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Grant Grove CLO, Ltd.[3,12]	Subordinated Securities, Due 1/21	22.2%	$4,668,267	$2,100,000

Katonah III, Ltd.[3,12]	Preferred Shares, Due 5/15	23.1%	4,500,000	1,730,000

Katonah IV, Ltd.[3,12]	Preferred Shares, Due 2/15	17.1%	3,150,000	590,000

Katonah V, Ltd.[3,12]	Preferred Shares, Due 5/15	26.7%	3,320,000	60,000

Katonah VII CLO Ltd.[3,9,12]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,220,000

Katonah VIII CLO Ltd.[3,9,12]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,250,000

Katonah IX CLO Ltd.[3,9,12]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,220,000

Katonah X CLO Ltd. [3,9,12]	Subordinated Securities, Due 4/20	33.3%	11,454,308	7,120,000

Katonah 2007-I CLO Ltd.[3,9,12]	Preferred Shares, Due 4/22	100.0%	29,742,380	22,730,000

Total Investment in CLO Fund Securities (18% of net asset value at fair value)			$66,734,955	$38,020,000

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Katonah Debt Advisors, LLC Asset Management Company	Membership Interests	100%	$37,151,495	$56,100,994

PKSIL Asset Management Company	Class A Shares	100%	2,061,721	—

PKSIL Asset Management Company	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates (26% of net asset value at fair value)			$39,216,716	$56,104,494

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value (as restated)[2]
JP Morgan Asset Account	Time Deposit	0.20%	146,547	146,547

JP Morgan Business Money Market Account [11]	Money Market Account	0.19%	6,027	6,027

Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$152,574	$152,574

Total Investments[5] (209% of net asset value at fair value)			$513,448,816	$431,780,637

1

A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2009.

2	Reflects the as restated fair market value of all existing investments as of March 31, 2009, as determined by the Company’s Board of Directors.
3	Non-U.S. company or principal place of business outside the U.S.
4

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through its investments in collateralized loan obligation funds (“CLO Funds”).

See accompanying notes to financial statements.

5

The aggregate cost of investments for federal income tax purposes is approximately $513 million. The aggregate gross unrealized appreciation is approximately $21 million and the aggregate gross unrealized depreciation is approximately $103 million.

6	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
7	Non-income producing.
8	Warrants having a strike price of $0.01 and expiration date of March 2017.
9	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.
10	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
11	Money market account holding restricted cash for employee flexible spending accounts.
12

These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. These securities may be resold in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended, normally to qualified institutional buyers.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2008

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 6.6%, Due 6/13	$356,819	$356,819	$349,683

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.9%, Due 6/13	960,000	952,585	940,800

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	4,690,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 6/13	1,834,277	1,834,277	1,797,592

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	2,987,580

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.5%, Due 3/13	429,397	429,397	417,803

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.5%, Due 3/13	5,436,949	5,436,949	5,290,151

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 4/13	3,832,209	3,829,883	3,219,056

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.5%, Due 5/13	442,044	436,817	390,767

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.5%, Due 5/13	3,159,324	3,121,965	2,792,842

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 5.0%, Due 6/14	5,900,113	5,900,113	5,310,102

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.2%, Due 8/13	4,000,000	4,040,652	3,520,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 6.5%, Due 3/14	$1,721,939	$1,731,184	$1,682,334

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 6.7%, Due 12/12	4,265,636	4,231,984	4,052,355

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 6.5%, Due 6/14	4,000,000	3,977,593	3,476,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,649,436	2,682,900

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,963,645	3,252,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 8.1%, Due 7/13	2,443,750	2,473,717	1,906,125

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/12	1,955,000	1,964,334	1,769,275

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 5.5%, Due 12/14	4,000,000	4,000,000	3,600,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.1%, Due 6/13	4,937,500	4,937,500	4,937,500

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,987,500	4,918,231	4,987,500

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 3.4%, Due 3/13	1,694,554	1,688,542	1,421,731

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 4.4%, Due 9/12	9,208,100	9,234,910	8,655,614

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 6.3%, Due 3/14	1,469,323	1,403,698	1,071,136

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,792,043	2,763,495	2,512,838

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,744,496	$7,625,381

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 6/14	2,955,000	2,955,000	2,290,125

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/14	3,960,000	3,944,053	3,168,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.2%, Due 1/15	2,000,000	1,966,739	1,454,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,557,108	5,243,273

Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,259,487	700,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 6.0%, Due 8/12	3,959,925	3,723,431	2,111,828

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,900	850,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,501,237	6,237,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.5%, Due 6/12	2,748,162	2,748,162	2,649,228

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.1%, Due 10/14	7,000,000	6,309,065	5,117,000

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 5/15	3,000,000	2,964,626	2,619,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 10.1%, Due 7/15	6,000,000	5,411,785	4,860,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	5,000,000	5,000,000	3,450,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 12/13	$4,455,857	$4,460,205	$3,832,037

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 5.8%, Due 7/13	4,781,365	4,781,365	4,637,924

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	9,400,000

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan — Series C Loan 7.3%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 6.3%, Due 4/12	4,000,000	4,000,000	3,920,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 6.6%, Due 12/12	4,320,878	4,327,124	4,234,461

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 6.3%, Due 11/12	1,740,026	1,624,251	1,659,985

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 4.3%, Due 10/13	3,398,000	3,398,000	3,306,254

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.2%, Due 9/14	4,974,811	4,534,131	3,218,703

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Closing Date Term Loan 5.7%, Due 12/10	96,855	97,333	96,855

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Delayed Draw Term Loan 5.7%, Due 12/10	46,914	47,146	46,914

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 5.0%, Due 12/13	1,969,849	1,967,877	807,638

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3%, Due 12/16	3,000,000	3,008,197	1,305,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,263	1,848,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Getty Images, Inc. Printing and Publishing	Senior Secured Loan — Initial Term Loan 8.1%, Due 7/15	$2,981,250	$2,981,250	$2,712,938

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — New US Term Loan 4.9%, Due 6/13	2,437,280	2,443,443	2,071,688

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 6.2%, Due 6/12	2,908,544	2,856,515	1,250,674

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,831,923	3,900,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.7%, Due 10/14	1,000,000	1,000,000	795,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.7%, Due 4/14	3,723,929	3,577,920	3,090,861

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.6%, Due 10/14	3,000,000	3,000,000	2,460,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.0%, Due 9/12	2,727,813	2,721,193	2,605,061

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.7%, Due 4/13	3,755,829	3,755,829	3,455,363

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 4.8%, Due 3/13	3,001,367	3,001,367	2,638,202

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 6.9%, Due 5/12	4,316,295	4,329,467	4,027,104

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 10.9%, Due 5/13	$3,000,000	$3,017,825	$2,757,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 5.2%, Due 9/12	10,090,295	10,068,492	9,182,168

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.2%, Due 12/13	5,371,429	5,387,168	3,523,657

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan — Loan 7.0%, Due 6/09	5,000,000	5,006,639	5,000,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 8.5%, Due 12/14	5,000,000	5,000,000	2,900,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.0%, Due 8/13	2,000,000	2,014,136	1,740,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,835,789	290,637

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	8,000

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	9,331

Lear Corporation Automobile	Senior Secured Loan — Term Loan 3.7%, Due 4/12	1,993,927	1,709,640	927,176

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 5.8%, Due 8/12	2,269,824	2,269,824	1,793,161

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 4.5%, Due 3/14	2,731,786	2,731,786	1,693,708

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.8%, Due 1/15	2,000,000	2,000,000	1,914,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 2.8%, Due 6/13	3,305,000	3,324,288	2,776,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Manitowoc Company Inc., The Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term B Loan 6.5%, Due 8/14	$2,000,000	$1,955,000	$1,820,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.6%, Due 12/12	5,899,925	5,884,108	5,663,928

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.4%, Due 6/13	1,000,000	1,000,000	940,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,949,367	1,954,403	1,920,127

Mylan Inc. Healthcare, Education and Childcare	Senior Secured Loan — U.S. Tranche B Term Loan 5.0%, Due 10/14	1,969,849	1,912,634	1,792,563

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	2,940,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,050,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - First Lien 7.8%, Due 12/12	8,075,000	8,075,000	7,994,250

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 10.3%, Due 6/13	1,382,120	1,384,467	276,424

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 10.3%, Due 6/13	57,257	57,354	11,451

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 6.8%, Due 6/11	744,382	744,382	730,239

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 6/11	3,680,556	3,665,393	3,610,625

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,695,000	5,695,000	5,467,200

Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	1,540,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/12	$1,246,565	$1,248,519	$1,209,168

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 6.8%, Due 8/14	4,937,343	4,896,292	4,438,672

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 10.2%, Due 6/14	6,650,000	6,471,193	5,785,500

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 9.0%, Due 11/10	1,685,674	1,629,483	632,128

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 10.2%, Due 11/11	2,013,977	2,022,278	302,096

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 7.7%, Due 10/13	3,000,000	2,982,607	2,559,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.1%, Due 6/13	4,694,560	4,658,215	4,671,088

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	1,430,000	1,427,248	1,424,280

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	953,333	951,498	949,520

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,372,500

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/14	3,930,101	3,930,101	3,835,778

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 3.0%, Due 7/12	766,973	771,034	766,973

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 4.0%, Due 7/12	3,805,590	3,825,741	3,805,590

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 7/13	1,750,000	1,758,373	1,750,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 5.6%, Due 10/14	$1,989,924	$1,814,330	$1,384,987

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 12/14	2,000,000	2,028,327	1,466,000

TransAxle LLC Automobile	Senior Secured Loan — Revolving Loan 6.0%, Due 8/11	400,000	397,067	352,400

TransAxle LLC Automobile	Senior Secured Loan — Term Loan 5.8%, Due 9/12	1,477,554	1,477,554	1,301,725

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.1%, Due 7/14	3,736,736	3,581,708	3,557,373

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.9%, Due 4/13	4,339,736	4,339,736	4,031,614

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 9.0%, Due 12/13	6,500,000	6,486,324	5,174,000

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.6%, Due 12/12	526,500	526,500	514,391

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	4,885,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 4.2%, Due 6/13	1,965,050	1,954,720	1,925,749

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	2,000,000	1,923,443	1,784,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	4,132,887	4,161,055	3,686,536

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	9,600,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,795,580	4,800,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 3.7%, Due 6/12	$775,624	$767,066	$684,876

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 0.4%, Due 6/12	668,413	661,032	590,205

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.1%, Due 6/12	167,103	165,259	147,552

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 12/12	2,683,177	2,687,607	1,990,917

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	620,837

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 10/12	633,560	631,128	613,286

Total Investment in Debt Securities (172% of net asset value at fair value)		$430,366,772	$423,859,086	$353,859,007

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$750,000

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,360	166,512

Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	0.0%	42,542	1,853

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	0.9%	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,773,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	$1,500,000	$2,398,000

Park Avenue Coastal Holding, LLC Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,256,659	$5,089,365

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Grant Grove CLO, Ltd.[3,13]	Subordinated Securities, Due 1/21	22.2%	$4,620,951	$2,090,000
Katonah III, Ltd.[3,13]	Preferred Shares, Due 5/15	23.1%	4,500,000	1,660,000
Katonah IV, Ltd.[3,13]	Preferred Shares, Due 2/15	17.1%	3,150,000	590,000
Katonah V, Ltd.[3,13]	Preferred Shares, Due 5/15	26.7%	3,320,000	60,000
Katonah VII CLO Ltd.[3,9,13]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,220,000
Katonah VIII CLO Ltd.[3,9,13]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,250,000
Katonah IX CLO Ltd.[3,9,13]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,220,000
Katonah X CLO Ltd.[3,9,13]	Subordinated Securities, Due 4/20	33.3%	11,324,758	5,190,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares, Due 4/22	100.0%	29,560,886	21,360,000

Total Investment in CLO Fund Securities (17% of net asset value at fair value)			$66,376,595	$34,640,000

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Katonah Debt Advisors, LLC Asset Management Company	Membership Interests	100%	$37,151,495	$54,731,312

PKSIL Asset Management Company	Class A Shares	100%	1,793,276	—

PKSIL Asset Management Company	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates (26% of net asset value at fair value)			$38,948,271	$54,734,812

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value (as restated)[2]
US Bank Eurodollar Sweep CL2[3,11]	Time Deposit	0.10%	$10,462,702	$10,462,702
JP Morgan Asset Account	Time Deposit	0.20%	1,723,294	1,723,294
JP Morgan Business Money Market Account[12]	Money Market Account	0.19%	10	10

Total Investment in Time Deposit and Money Market Accounts (6% of net asset value at fair value)			$12,186,006	$12,186,006

Total Investments[5] (223% of net asset value at fair value)			$546,626,617	$460,509,190

1

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

2

Reflects the fair market value of all existing investments as of December 31, 2008, as determined by the Company’s Board of Directors. Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company revised its valuation procedures and restated the fair value of its investments. See Note 14. “Restated Financial Statements” for more information.

3	Non-U.S. company or principal place of business outside the U.S.
4

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.

5

The aggregate cost of investments for federal income tax purposes is approximately $547 million. The aggregate gross unrealized appreciation is approximately $19 million and the aggregate gross unrealized depreciation is approximately $106 million.

6	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
7	Non-income producing.
8	Warrants having a strike price of $0.01 and expiration date of March 2017.
9	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.
10	Loan or debt security is on non-accrual status and therefore is non-income producing.
11	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
12	Money market account holding restricted cash for employee flexible spending accounts.
13

These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. These securities may be resold in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended, normally to qualified institutional buyers.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

	Three Months Ended March 31,
	2009	2008
	(as restated)	(as restated)
Per Share Data:
Net asset value, at beginning of period	$9.03	$14.38
Net income (loss)
Net investment income[1]	0.30	0.49
Net realized losses[1]	(0.09)	(0.04)
Net change in unrealized appreciation/depreciation on investments[1]	0.14	(0.55)

Net loss	0.35	(0.10)
Net decrease in net assets resulting from distributions
From net investment income	—	(0.41)

Total distributions to shareholders	—	(0.41)
Net increase in net assets relating to stock-based transactions
Issuance of common stock under dividend reinvestment plan	0.02	0.05
Stock based compensation expense	0.01	0.01

Net increase in net assets relating to stock-based transactions	0.03	0.06

Net asset value, end of period	$9.41	$13.93

Total net asset value return[2]	4.2%	(0.2)%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.64	$12.00
Per share market value at end of period	$3.06	$10.38
Total market return[3]	(15.9)%	(10.1)%
Shares outstanding at end of period	21,910,452	18,094,306
Net assets at end of period	$206,120,270	$252,120,639
Portfolio turnover rate[4]	0.6%	8.4%
Average debt outstanding	$254,278,940	$254,945,055
Asset coverage ratio	184%	$201%
Ratio of net investment income to average net assets[5]	12.8%	13.7%
Ratio of total expenses to average net assets[5]	6.0%	8.7%
Ratio of interest expense to average net assets[5]	3.0%	5.2%
Ratio of non-interest expenses to average net assets[5]	3.0%	3.5%

[1]	Based on weighted average number of common shares outstanding for the period.
[2]

Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.

[3]	Total market return (not annualized) equals the change in the ending market value over the beginning of period price per share plus dividends, divided by the beginning price.
[4]	Not annualized
[5]	Annualized

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of (“1940 Act”). The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (collectively with its affiliates, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of March 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also expects to receive distributions of recurring fee income and to generate capital appreciation from its investment in the asset management business of Katonah Debt Advisors. Katonah Debt Advisors manages CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. The Company’s investment portfolio as well as the investment portfolios of the CLO Funds in which it has invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

The Company has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, the Company generally does not have to pay corporate-level taxes on any income that it distributes to its stockholders.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and the accounts of its special purpose financing subsidiary, Kohlberg Capital Funding LLC I (“KCAP Funding” or the “Borrower”). In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors currently is the only company in which the Company has a controlling interest).

The accompanying unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, as restated and filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The financial statements reflect all adjustments, both normal and recurring as well as restatement adjustments, and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed the Company’s references to U.S. GAAP accounting standards but did not impact its results of operations, financial position or liquidity.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard as noted below.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

The Company engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% and 40% of its portfolio at fair value as of December 31, 2009 and December 31, 2008, respectively. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s annual year end valuation process.

The Board of Directors may consider other methods of valuation than those set forth above to determine the fair value of investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ materially from the values that would have been used had a ready market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

The Company’s valuation methodology and procedures, as modified, are as follows:

1)	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include if the quote is from a transaction or is a broker quote, the date and aging of such quote, if the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by management within the framework of Fair Value Measurements and Disclosures.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

2)	If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Company’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

3)	Preliminary valuation conclusions are discussed and documented by management.

4)	Katonah Debt Advisors and other illiquid junior and mezzanine securities may be selected for review by an independent valuation firm, which is engaged by the Company’s Board of Directors. Such independent valuation firm reviews management’s preliminary valuations and makes their own independent valuation assessment.

5)	The Valuation Committee of the Board of Directors reviews the portfolio valuations, as well as the input and report of such independent valuation firm, as applicable.

6)	Upon approval of the investment valuations by the Valuation Committee of the Board of Directors, the Audit Committee of the Board of Directors reviews the results for inclusion in the Company’s quarterly and annual financial statements, as applicable.

7)	The Board of Directors discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon any applicable independent pricing service, input of management, estimates from independent valuation firms (if any) and the recommendations of the Valuation Committee of the Board of Directors.

The majority of the Company’s investment portfolio is composed of debt and equity securities with unique contract terms and conditions and/or complexity that requires a valuation of each individual investment that considers multiple levels of market and asset specific inputs, including historical and forecasted financial and operational performance of the individual investment, projected cash flows, market multiples, comparable market transactions, the priority of the security compared with those of other securities for such issuers, credit risk, interest rates and independent valuations and reviews.

Loans and Debt Securities. To the extent that the Company’s investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, most of the Company’s investments are illiquid investments with little or no trading activity. Further, the Company has been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments the Company owns. As a result, for most of its assets, the Company determines fair value using alternative methodologies and models using available market data, as adjusted, to reflect the types of assets the Company owns, their structure, qualitative and credit attributes and other asset specific characteristics.

The Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Market Yield Approach”) and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Equity and Equity-Related Securities. The Company’s equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including EBITDA and cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The values of the Company’s equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market prices on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

The significant inputs used to determine the fair value of equity and equity-related securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity and equity related securities are classified as Level III (as described in Note 4. “Investments” below) when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies are applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Affiliate Asset Manager. The Company’s investment in its wholly-owned asset management company, Katonah Debt Advisors, is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Katonah Debt Advisors is classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

CLO Fund Securities. The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies (collectively “CLO Fund securities”). The Company’s CLO Fund securities relate exclusively to credit instruments issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages, or consumer borrowings.

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) the net asset value (“NAV”) of the CLO Fund for CLO Funds which are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by the Company, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

Due to the individual attributes of each CLO Fund security, they are classified as a Level III investment unless specific trading activity can be identified at or near the valuation date. When available, observable (as described in Note 4. “Investments” below) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterization of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. The Company evaluates the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

For bond rated tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Cash. The Company defines cash as demand deposits. The Company places its cash with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

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

Interest Income. Interest income, including for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2009, eight issuers representing 4% of total investments at fair value were considered in default.

Dividends from Affiliate Asset Manager. The Company records dividend income from its affiliate asset manager on the declaration date, which represents the ex-dividend date.

Dividend Income from CLO Fund Securities. The Company generates dividend income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. The Company’s CLO Fund junior class securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The Company makes estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjusts such accruals on a quarterly basis to reflect actual distributions.

Capital Structuring Service Fees. The Company may earn ancillary structuring and other fees related to the origination and/or investment in debt and investment securities.

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing as a component of interest expense. At March 31, 2009, there was an unamortized debt issuance cost of approximately $1 million included in other assets in the accompanying balance sheet. Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $206,000 and $105,000, respectively.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Dividends. Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and year.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of the Company’s common stock.

Recent Accounting Pronouncements

Two-Class Method of Presenting Earnings Per Share. In June 2008, Accounting Standards Codification – Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years. The Company adopted this standard beginning with its financial statements ended March 31, 2009 and, as required, applied this standard retroactively to all reported periods. The adoption of this standard did not have a material impact on the Company’s calculations of earnings per share.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three months ended March 31, 2009 and 2008:

	For the Three Months ended March 31,
	2009	2008
		(as restated)

Net Increase (decrease) in stockholders’ equity from operations	$8,895,499	$(577,393)

Net Income (loss) from operations allocated to non-vested share awards	135,973	—

Distributable earnings available to common stockholders	$8,759,526	$(577,393)

Weighted average number of common shares outstanding for basic EPS computation	21,867,006	18,074,944
Effect of dilutive securities - stock options	—	—

Weighted average number of common and common stock equivalent shares outstanding for diluted EPS computation	21,867,006	18,074,944

Basic and diluted earnings per common shares:
Net income (loss) from operations	$0.40	$(0.03)

Net income (loss) from operations allocated to non-vested share awards	0.01	—

Net increase (decrease) in stockholders’ equity from operations	$0.41	$(0.03)

Effective January 1, 2008, the accounting for unvested share-based payment awards included in the calculation of earnings per share changed. Share-based awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are now participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. The unvested restricted shares were excluded from the calculation of diluted EPS for the year ended December 31, 2008 because their inclusion would have been anti-dilutive.

Options to purchase 20,000 and 20,000 shares were not included in the computation of diluted earnings per share for the periods ended March 31, 2009 and 2008, respectively, because the effect would be anti-dilutive as the exercise prices exceeded the average market price of the common shares.

4. INVESTMENTS

The Company invests in senior secured loans, mezzanine debt and, to a lesser extent, equity of middle market companies in a variety of industries. The Company generally targets companies that generate positive cash flows because the Company looks to cash flow as the primary source for servicing debt. However, the Company may invest in industries in which it currently has little or no investment if it is presented with attractive opportunities.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table shows the Company’s portfolio by security type at March 31, 2009 and December 31, 2008:

	March 31, 2009 (as restated) (unaudited)			December 31, 2008 (as restated)
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$146,547	$146,547	—%	$12,185,996	$12,185,996	6%
Money Market Account	6,027	6,027	—	10	10	—
Senior Secured Loan	213,214,613	181,328,250	89	235,123,695	204,210,564	104
Junior Secured Loan	143,442,050	117,997,967	57	143,370,524	115,894,790	59
Mezzanine Investment	37,133,164	30,580,215	15	37,097,183	30,208,653	15
Senior Subordinated Bond	3,007,943	615,000	—	3,008,197	1,305,000	1
Senior Unsecured Bond	5,290,143	2,218,000	1	5,259,487	2,240,000	1
CLO Fund Securities	66,734,955	38,020,000	18	66,376,595	34,640,000	17
Equity Securities	5,256,659	4,764,137	2	5,256,659	5,089,365	3
Affiliate Asset Managers	39,216,715	56,104,494	27	38,948,271	54,734,812	28

Total	$513,448,816	$431,780,637	209%	$546,626,617	$460,509,190	234%

¹	Calculated as a percentage of NAV.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009 (as restated) (unaudited)			December 31, 2008 (as restated)
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$35,185,094	$33,387,950	16%	$35,545,254	$34,302,224	17%
Asset Management Companies[2]	39,216,715	56,104,493	27	38,948,271	54,734,812	28
Automobile	9,292,512	4,434,372	2	8,811,625	4,088,939	2
Broadcasting and Entertainment	2,983,495	2,877,000	1	2,982,607	2,559,000	1
Buildings and Real Estate[3]	38,402,562	16,559,917	8	38,404,495	16,231,874	8
Cargo Transport	19,956,092	18,392,941	9	20,099,157	18,578,287	9
Chemicals, Plastics and Rubber	6,645,895	5,832,700	3	6,613,081	5,934,900	3
CLO Fund Securities	66,734,955	38,020,000	18	66,376,595	34,640,000	18
Containers, Packaging and Glass	7,345,327	6,983,941	3	7,347,292	6,784,104	3
Diversified/Conglomerate Manufacturing	6,267,295	5,818,835	3	6,282,124	6,054,461	3
Diversified/Conglomerate Service	15,844,577	14,456,693	7	15,868,152	14,883,678	8
Ecological	2,714,668	2,620,165	1	2,721,193	2,605,061	1
Electronics	15,173,623	11,380,006	6	15,172,568	11,999,923	6
Farming and Agriculture	4,299,385	801,619	—	4,298,336	1,538,550	1
Finance	11,627,773	9,292,776	5	14,979,849	11,412,985	6
Healthcare, Education and Childcare	45,345,477	45,417,471	22	49,379,475	47,532,926	24
Home and Office Furnishings, Housewares, and Durable Consumer Goods	20,595,980	17,781,936	9	21,331,162	19,153,711	10
Hotels, Motels, Inns and Gaming	6,295,817	5,296,194	3	6,322,276	5,696,447	3
Insurance	4,839,123	3,345,000	2	10,983,041	10,043,769	5
Leisure, Amusement, Motion Pictures, Entertainment	16,570,989	14,903,352	7	16,929,910	15,662,814	8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	33,057,861	31,021,169	15	35,514,554	33,334,790	17
Mining, Steel, Iron and Non-Precious Metals	21,334,579	17,163,257	8	21,751,631	18,804,986	10
Oil and Gas	5,998,359	5,782,000	3	5,998,263	5,768,000	3
Personal and Non Durable Consumer Products (Mfg. Only)	15,124,360	10,673,837	5	15,208,764	11,373,174	6
Personal, Food and Miscellaneous Services	14,731,318	11,147,886	5	14,722,088	11,101,381	6
Printing and Publishing	26,693,658	23,681,046	11	29,914,605	24,922,487	13
Retail Stores	3,755,829	3,410,293	2	3,755,829	3,455,363	2
Time Deposits and Money Market Account	152,574	152,574	—	12,186,006	12,186,006	6
Utilities	17,262,924	15,041,214	8	18,178,414	15,124,538	7

Total	$513,448,816	$431,780,637	209%	$546,626,617	$460,509,190	234%

[1]	Calculated as a percentage of NAV.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates.
[3]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2009 and December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities) or companies providing mortgage lending.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company may invest up to 30% of the investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, the Company’s investment strategy is to limit the value of its investments in debt or equity securities issued by CLO Funds to not more than 15% of the value of its total investment portfolio at the time of investment. The Company expects that these public companies generally will have debt that is non-investment grade. The Company also may invest in debt of middle market companies located outside of the United States, which investments (excluding the Company’s investments in CLO Funds) are generally not anticipated to be in excess of 10% of the investment portfolio at the time such investments are made. The Company is generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. In addition, the Company may co-invest on a concurrent basis with Kohlberg & Co. or any of its affiliates, subject to compliance with existing regulatory guidance, applicable regulations and its allocation procedures. Certain types of negotiated co-investments may be made only if the Company receives an order from the SEC permitting it to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At March 31, 2009 and December 31, 2008, approximately 9% and 12%, respectively, of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 9% and 8% of its portfolio on such dates).

At March 31, 2009 and December 31, 2008, the Company’s ten largest portfolio companies represented approximately 34% and 32%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors, which is its wholly-owned portfolio company, represented 13% and 12% of the total fair value of the Company’s investments at March 31, 2009 and December 31, 2008, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 18% and 17% of the total fair value of its investments at March 31, 2009 and December 31, 2008, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies. However, as noted above, the Company’s investment strategy is to limit the value of its investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of its total investment portfolio at the time of investment. Preferred shares or subordinated securities issued by CLO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders and CLO Fund expenses. CLO Funds managed by Katonah Debt Advisors (“CLO fund securities managed by affiliate”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of March 31, 2009 and December 31, 2008, the Company had approximately $38 million and $35 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of March 31, 2009 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $29 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2008 was approximately $66 million, and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $32 million.

Fair Value Measurements

The Company follows the provisions of Fair Value Measurements and Disclosures, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

fair value and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard (see Note 2. “Significant Accounting Policies—Investments”).

Fair Value Measurements and Disclosures establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I – Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by Fair Value Measurements and Disclosures, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid corporate loans and bonds and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. Substantially all of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Ongoing reviews by the Company’s investment analysts, Chief Investment Officer, Valuation Committee and independent valuation firms (if engaged) are based on an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

The following tables summarize the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of March 31, 2009 (as restated) and December 31, 2008 (as restated), respectively:

	As of March 31, 2009 (as restated) (unaudited)
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$152,574	$—	$152,574
Debt securities	—	—	332,739,432	332,739,432
CLO fund securities	—	—	38,020,000	38,020,000
Equity securities	1,300	—	4,762,838	4,764,138
Asset manager affiliates	—	—	56,104,493	56,104,493

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of December 31, 2008 (as restated)
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$12,186,006	$—	$12,186,006
Debt securities	—	—	353,859,007	353,859,007
CLO fund securities	—	—	34,640,000	34,640,000
Equity securities	1,853	—	5,087,512	5,089,365
Asset manager affiliates	—	—	54,734,812	54,734,812

The following tables summarize the Level III investments by valuation methodology as of March 31, 2009 (unaudited) (as restated) and December 31, 2008 (as restated) (unaudited), respectively:

	As of March 31, 2009 (as restated) (unaudited)
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Public / private company comparables	89%	—%	—%	—%	89%
Discounted cash flow	—	10	—	—	10
Residual enterprise value	—	—	1	—	1

Total	89%	10%	1%	—%	100%

	As of December 31, 2008 (as restated)
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Public / private company comparables	79%	—%	—%	12%	91%
Discounted cash flow	—	8	—	—	8
Residual enterprise value	—	—	1	—	1

Total	79%	8%	1%	12%	100%

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, most, if not all, of the Company’s investments at any given time will most likely be deemed Level III investments. The Company believes that investments classified as Level III for Fair Value Measurements and Disclosures have a further hierarchal framework which prioritizes and ranks such valuations based on the degree of independent and observable inputs, objectivity of data and models and the level of judgment required to adjust comparable data. The hierarchy of such methodologies are presented in the above table and discussed below in descending rank.

Investment values derived by a third party pricing service are deemed Level III values since such values are not traded on an active public exchange and may represent a traded or broker quote on an asset that is infrequently traded.

Following the Company’s engagement of Grant Thornton LLP (“Grant Thornton”), the Company’s management and Audit Committee concluded that the Company would have to restate its previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. Management and the Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash payment-in-kind (“PIK”) investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments (defined by the Company as investments that do not have indicative fair values based upon active trades), which affects the calculation of the Company’s NAV and net income, and also impact net investment income as well as the cost basis and the

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, the Company revised the valuation procedures applied to its illiquid investments and its accounting for its non-cash PIK Investments. The Company now derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Management retroactively applied such revised valuation procedures to the Company’s portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. As a result, the Company has restated the financial statements for each of those periods to reflect the use of these revised valuation and revenue recognition procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

The Company engaged VRC, an independent valuation firm, to provide third-party valuation estimates for approximately 39% and 40% of our portfolio at fair value as of December 31, 2009 and December 31, 2008, respectively. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s annual year end valuation process.

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

Values derived for asset manager affiliates using public/private company comparables generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as assets under management, historical and prospective earnings) for the asset manager affiliate. The Company recognizes that comparable asset managers may not be fully comparable to its asset manager affiliates and typically identifies a range of performance measures and/or adjustments within the comparable population with which to determine value. Since any such ranges and adjustments are entity specific they are not considered market-observable data and thus require a Level III grouping. Illiquid investments that have values derived through the use of discounted cash flow models and residual enterprise value models are grouped as Level III assets.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Three Months Ended March 31, 2009 (as restated) (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331
Net accretion of discount	291,585	358,360	—	—	649,945
Purchases (sales), net	(20,055,386)	—	—	268,444	(19,786,942)
Total gain (loss) realized and unrealized included in earnings	(1,355,774)	3,021,640	(324,675)	1,101,238	2,442,429

Balance, March 31, 2009 (as restated)	$332,739,432	$38,020,000	$4,762,837	$56,104,494	$431,626,763

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$651,599	$3,021,640	$(324,675)	$1,101,238	$4,449,802

	Year Ended December 31, 2008 (as restated)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Purchases (sales), net	277,307	28,859,236	170,168	5,478,276	34,784,987
Total gain (loss) realized and unrealized included in earnings	(58,089,577)	(26,695,331)	165,094	(9,328,824)	(93,948,638)

Balance, December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(57,514,397)	$(26,695,331)	$165,094	$(9,328,824)	$(93,373,458)

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

        As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee. At March 31, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. As of March 31, 2009, approximately $2 million of subordinated management fees have been accrued. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management were integrated within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors. As of March 31, 2009, Scott’s Cove had approximately $121 million of assets under management.

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is primarily based on an analysis of both a percentage of its assets under management and Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology.

As a separately regarded entity for tax purposes, Katonah Debt Advisors is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of Katonah Debt Advisors’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. Katonah Debt Advisors’ taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period.

At March 31, 2009 and at December 31, 2008 a net amount due from affiliates totaled approximately $2 million and approximately $391,000, respectively.

Distressed Debt Platform

In December 2007, a wholly-owned subsidiary of the Company committed to make an investment in a new distressed investment platform organized by Steven Panagos and Jonathan Katz named PKSIL, LLC (“PKSIL”). Mr. Panagos was most recently national practice leader of Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Practice and Mr. Katz was the founding partner of Special Situations Investing, a distressed investing vehicle of JP Morgan. If PKSIL successfully organizes any investment funds, such funds would invest in the debt and equity securities of companies that are restructuring due to financial or operational distress and may also selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. A wholly-owned subsidiary of the Company has committed to invest up to $2.5 million directly in PKSIL through an investment in Class A shares. The Company, indirectly through its wholly-owned subsidiary, has a 35% economic interest in PKSIL through an investment in Class B shares on which it will receive its pro rata share of PKSIL’s operating income. PKSIL may also source distressed debt opportunities in which we may make direct investments. As of March 31, 2009, the Company’s wholly-owned subsidiary had funded approximately $2.1 million of its $2.5 million total commitment to PKSIL in the form of an investment in the Class A shares of PKSIL with a fair value of zero. As of March 31, 2009, PKSIL had received no funding commitments other than a contingent commitment from the Company’s wholly-owned subsidiary to invest up to $25 million in a fund managed by PKSIL if certain conditions are met, which the contingent commitment expired in 2008 with no investment having been made by the Company’s wholly-owned subsidiary. As of April 6, 2009, Mr. Panagos resigned from PKSIL and continues to maintain his interest in PKSIL.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2009	As of December 31, 2008
	(unaudited)
Secured revolving credit facility, $275 million commitment due September 29, 2010[1]	$245,045,884	$261,691,148

[1]	September 29, 2010 is the last day of the amortization period that the Company has challenged as being wrongfully commenced.

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As a result of BMO Capital Markets Corp’s (the “Agent”) assertion that a Termination Event occurred under the Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), since June 2009 interest under the LFSA has been calculated at a higher default rate (equal to 0.85% above the prime rate plus 0.75%).

Fair Value of Debt. The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $237 million and $252 million at March 31, 2009 and December 31, 2008, respectively. The fair value of the Company’s debt was determined based on market interest rates for similar instruments as of the balance sheet dates.

Advances under the Facility (to the extent available to the Company) are used by the Company primarily to make additional investments. The Facility is secured by loans acquired by the Company with the advances under the Facility. The Company borrows under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding.

In connection with the Facility, the Company is party to the LFSA, by and among the Company, as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower (“KCAP Funding” or the “Borrower”), the Agent, U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto.

In August 2008, the Company was notified by the lenders that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless the Company agreed to certain revised terms for the Facility. The lenders proposed new terms to the Company as a condition to extending the underlying liquidity purchase agreements. The Company viewed such proposed terms as unfavorable and did not agree to such new terms, which caused the lenders to declare a Termination Date based upon their contention that the underlying liquidity purchase agreements had expired, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the Facility. Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that the Company has challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event had occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%), and the Company has been paying such higher interest under protest. Also, despite its belief that the amortization period has been wrongfully imposed, the Company believes it has sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions. At the end of the amortization period, the Company may be required to sell the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or the Company may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the leverage ratio. However, as described above, the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving alleged Termination Events. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company and the Borrower were unsuccessful in obtaining court relief, they could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect the Company’s business, liquidity, financial condition and results of operations.

The Company estimates that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the three months ended March 31, 2009 and 2008 was approximately $254 million and $255 million, respectively. For the three months ended March 31, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 2% and 5%, respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of March 31, 2009, the Company had restricted cash and time deposit balances of approximately $9 million which it maintained in accordance with the terms of the Facility.

As of March 31, 2009, the Company’s asset coverage ratio was 184%, below the minimum asset coverage level of 200% generally required by the 1940 Act for a BDC to incur new debt, primarily as a result of unrealized fair value losses on the Company’s investments. Until the minimum asset coverage level is met, the Company will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to the Company’s common stock. As a result the Company will be limited in its ability to raise capital to make new investments until the Company’s asset coverage ratio exceeds 200%. However, because the Company has no public debt outstanding, failure to maintain asset coverage of at least 200% will not limit the Company’s ability, under the 1940 Act, to pay dividends from its net investment income. As of April 30, 2010, the Company’s asset coverage ratio exceeded the minimum required under the 1940 Act.

7. DISTRIBUTABLE TAX INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2009). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, however, the Company may incur a U.S. federal excise for the calendar year 2009.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
(as restated)
(unaudited)
Net increase in stockholders’ equity resulting from operations	$8,895,498

Net change in unrealized (appreciation) on investments	(4,449,248)

Excess capital losses over capital gains	2,007,373
Income not on GAAP books currently taxable	681,621
Income not currently taxable	(358,360)
Expenses not currently deductible	166,704
Expenses not on GAAP books currently deductible	(408,667)

Taxable income before deductions for distributions	$6,534,921

Taxable income before deductions for distributions per weighted average shares for the period	$0.30

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Distributable income (loss) differs from GAAP net investment income primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) amortization of discount on CLO Fund Securities; (3) amortization of organizational costs; (4) non-deductible expenses; (5) stock compensation expense that is not currently deductible for tax purposes; (6) excess of capital losses over capital gains; and (7) recognition of interest income on certain loans.

At March 31, 2009, the Company had a net capital loss carryforward of $2.7 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

For the quarter ended March 31, 2009, the Company declared a dividend on March 23, 2009 of $0.24 per share for a total of approximately $5 million. The record date was April 8, 2009 and the dividend was distributed on April 29, 2009.

The Company adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2007. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open taxable years as of the effective date. The adoption of ASC 740 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2009 and December 31, 2008, the Company had committed to make a total of approximately $3 million and $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $1 million was funded as of March 31, 2009 and approximately $1 million was funded as of December 31, 2008.

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

As a result, pursuant to the Letter Agreement, both Katonah Debt Advisors and J.P. Morgan Securities Inc. (“JPMorgan”) (f/k/a Bear Stearns & Co. Inc.) asserted claims against each other and defenses thereto with respect to potential “first loss” payments.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Without admitting any liability or wrongdoing, Katonah Debt Advisors and JPMorgan agreed to compromise and settle all of the disputes, issues and claims between them relating to the agreements in exchange for an agreement to terminate all obligations and liabilities of Katonah Debt Advisors and JPMorgan under the existing agreements relating to the 2008 CLO Funds, payment by Katonah Debt Advisors of an aggregate of $6 million in installments over a period of one year and the forfeiture by Katonah Debt Advisors of the net interest income earned through the settlement date on the warehoused assets. In December 2008, Katonah Debt Advisors entered into a settlement and termination agreement with JPMorgan reflecting the settlement terms described above.

As a result of this settlement, Katonah Debt Advisors recognized a $6 million settlement cost and write-off of previously accrued net interest income on warehoused assets of approximately $4 million for the year ended December 31, 2008. The Company recognized the impact of this settlement and forfeiture of warehouse income as a reduction to the unrealized appreciation of the value of its investment in Katonah Debt Advisors and contributed additional equity to Katonah Debt Advisors. Consequently, this settlement did not have a material impact on Kohlberg Capital’s net investment income or quarterly dividend.

As of March 31, 2009, the Company funded approximately $2.1 million of our $2.5 million total commitment to PKSIL which is an investment in the Class A shares of PKSIL, with a fair market value of zero.

The Company and certain directors and officers are named as defendants in three putative class actions pending in the Southern District of New York brought by shareholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements. In addition, the Company and certain directors and officers are also named as defendants in a derivative action filed on March 2, 2010 pending in the Supreme Court of New York, County of New York. The complaint in this action purports to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. The Company believes that each of the above-mentioned suits is without merit and will defend each vigorously.

9. LIQUIDITY

As discussed in Note 6, the Company is currently using any income generated by the assets collateralizing its secured credit Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if it wants to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, it is required to distribute to the shareholders substantially all of its investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $297 million represent approximately 65% of the Company’s total assets (at fair value) at March 31, 2009 and contributed approximately 61% of the Company’s investment income for the year ended March 31, 2009. Because the Company is using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period (which the Company has challenged as being wrongfully commenced), the Company may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain its RIC status. In addition, at the end of the amortization period, the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect the Company’s business, liquidity, financial condition and results of operations. The Company expects that its cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, the Company’s wholly-owned portfolio company, will be adequate to meet the Company’s liquidity needs and distribution requirements over the next twelve months.

If the Company is unable to renew or replace the Facility, the Company’s liquidity may be significantly reduced. If these conditions continue for a prolonged period of time, or worsen in the future, the Company could lose key employees and its business prospects could be negatively impacted. Even if the Company is able to renew or replace the Facility, such new debt capital may be at a higher cost and/or on less favorable terms and conditions than the Facility. In addition, equity capital is, and may continue to be, difficult to raise because, subject to limited exceptions, the Company may not issue and sell shares of its common stock at a price below NAV without stockholder approval and issuing equity at depressed stock prices can be dilutive to the Company’s stockholders. These factors and the Company’s inability to raise additional capital to date have resulted in a reduction in new originations, curtailed the Company’s ability to grow and have had a negative impact on the Company’s liquidity and operating results. The continued inability to raise additional capital could further constrain the Company’s liquidity, negatively impact the Company’s business prospects, cause the departure of key employees and negatively impact the Company’s operating results.

10. STOCKHOLDERS’ EQUITY

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting. During the three months ended March 31, 2009, the Company issued 133,933 shares of common stock under its dividend reinvestment plan. The total number of shares issued and outstanding was 21,910,452 and 21,776,519 as of March 31, 2009 and December 31, 2008, respectively.

11. EQUITY INCENTIVE PLAN

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

Information with respect to options granted, exercised and forfeited under the Plan for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value at March 31, 2009[1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—	$—
Forfeited	(1,315,000)	$15.52

Outstanding at December 31, 2008	20,000	$11.97
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2009	20,000	$11.97	9.2	$—

Total vested at March 31, 2009	10,000	$11.97	8.8

[1]	Represents the difference between the market value of the options at March 31, 2009 and the cost for the option holders to exercise the options.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2009, the Company recognized non-cash compensation expense related to stock option of approximately $3,750. For the three months ended March 31, 2008, non-cash compensation expense related to stock options was approximately $156,000; of this amount approximately $124,000 was expensed at the Company and approximately $32,000 was a reimbursable expense allocated to Katonah Debt Advisors. At March 31, 2009, the Company had approximately $3,100 of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized over a weighted average period of 0.2 years.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Company’s Amended and Restated 2006 Equity Incentive Plan and the board of directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company’s common stock to receive one share of restricted stock for every five options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. On March 31, 2009 none of such shares had vested.

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

	Non-Vested Restricted Shares	Weighted Average Price per Share
Non-vested shares outstanding at January 1, 2008	—
Granted	359,250	$10.73
Vested	(3,000)	$9.12
Forfeited	(16,667)	$9.21

Non-vested shares outstanding at December 31, 2008	339,583	$10.83
Vested	(5,333)	$9.21

Outstanding at March 31, 2009	334,250	$10.84

Total non-vested shares at March 31, 2009	334,250	$10.84

For the three months ended March 31, 2009, non-cash compensation expense related to restricted stock was approximately $232,000; of this amount approximately $162,000 was expensed at the Company and approximately $70,000 was a reimbursable expense allocated to Katonah Debt Advisors. There was no restricted stock expense for the three months ended March 31, 2008. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At March 31, 2009, the Company had approximately $2 million compensation cost related to unvested restricted stock based awards, the cost for which is expected to be recognized by the Company over a weighted average of 2.1 years.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. OTHER EMPLOYEE COMPENSATION

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

13. RESTATED FINANCIAL STATEMENTS

The Company’s annual financial statements for 2008, the interim periods within 2008, and the first two quarters of 2009 have been restated to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments (defined by the Company as investments that do not have indicative fair values based upon active trades), which affects the calculation of the Company’s NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with this restatement, the Company revised the valuation procedures applied to its illiquid investments and its accounting for its non-cash PIK investments. The Company now derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Management retroactively applied its revised valuation procedures to the Company’s portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. As a result, the Company has restated the financial statements for each of those periods to reflect the use of these revised valuation and revenue recognition procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of March 31, 2009	As Originally Reported	Adjustments	As Restated
Debt Securities	361,867,183	(29,127,751)	332,739,432
CLO Fund securities managed by non-affiliates	5,347,000	(867,000)	4,480,000
CLO Fund securities managed by affiliates	44,440,236	(10,900,236)	33,540,000
Equity securities	4,389,278	374,859	4,764,137
Affiliate investments	58,166,214	(2,061,722)	56,104,494
Net unrealized depreciation on investments	(39,767,952)	(41,900,227)	(81,668,179)
Total stockholders’ equity	248,702,117	(42,581,847)	206,120,270
Net asset value per share	11.53	(2.12)	9.41

For the Three Months Ended March 31, 2009	As Originally Reported	Adjustments	As Restated
Interest from investments in debt securities	7,404,752	(681,622)	6,723,130
Compensation	842,573	(41,605)	800,968
Net Investment Income	7,093,640	(640,017)	6,453,623
Net change in unrealized depreciation on:
Debt Securities	(1,529,375)	2,180,974	651,599
Equity securities	(553)	(324,676)	(325,229)
CLO Fund securities managed by affiliates	(3,407,044)	6,396,000	2,988,956
CLO Fund securities managed by non-affiliates	(3,799,316)	3,832,000	32,684
Affiliate asset manager investments	1,369,682	(268,444)	1,101,238
Net increase (decrease) in Stockholders’ equity resulting from operations	(2,280,339)	11,175,837	8,895,498
Net increase (decrease) in Stockholders’ equity resulting from operations per common share — Basic and Diluted	(0.10)	0.51	0.41
Net Investment Income per Common Share — Basic and Diluted	0.32	(0.02)	0.30

As of December 31, 2008	As Originally Reported	Adjustments	As Restated
Debt Securities	384,486,111	(30,627,104)	353,859,007
CLO Fund securities managed by non-affiliates	9,099,000	(4,699,000)	4,400,000
CLO Fund securities managed by affiliates	47,536,236	(17,296,236)	30,240,000
Equity securities	4,389,831	699,534	5,089,365
Affiliate investments	56,528,088	(1,793,276)	54,734,812
Net unrealized depreciation on investments	(32,401,346)	(53,716,082)	(86,117,428)
Total stockholders’ equity	250,282,100	(53,716,082)	196,566,018
Net asset value per share	11.68	(2.51)	9.03

For the Three Months Ended March 31, 2008	As Originally Reported	Adjustments	As Restated
Net change in unrealized depreciation on:
Debt Securities	(7,745,977)	125,857	(7,620,120)
Equity securities	(1,190,846)	—	(1,190,846)
CLO Fund securities managed by affiliates	(650,244)	—	(650,244)
CLO Fund securities managed by non-affiliates	(2,144,379)	—	(2,144,379)
Affiliate asset manager investments	3,876,740	(898,502)	2,978,238
Net decrease in Stockholders’ equity resulting from operations	195,252	(772,645)	(577,393)
Net decrease in Stockholders’ equity resulting from operations per common share — Basic and Diluted	0.01	(0.04)	(0.03)

14. SUBSEQUENT EVENTS

On March 23, 2009 the Company declared a cash dividend of $0.24 per share of common stock for the quarter ended March 31, 2009. The dividends were paid on April 29, 2009 to shareholders of recorded as of the close of business on April 8, 2009.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Kohlberg Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of the restatement referred to in this Quarterly Report;

•

the impact of material weaknesses and significant deficiencies, including the material weaknesses referred to in this Quarterly Report, on our ability to report our financial condition and results of operations accurately or on a timely basis;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report.

Restatement of Previously Issued Financial Results

We have restated our Balance Sheet and Schedule of Investments as of March 31, 2009, and the related Statement of Operations, Statement of Cash Flows, Statement of Changes in Net Assets and Financial Highlights for the interim period then ended, as well as the comparative 2008 financial information. The following discussion and analysis of our financial condition and results of operations incorporate the restated amounts. For more information about the restatement, please see the Explanatory Note to this Quarterly Report and Note 13, “Restated Financial Statements” in the accompanying financial statements.

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

Our investment objective is to generate current income and capital appreciation from our investments. We also expect to continue to receive distributions of recurring fee income and, as debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at March 31, 2009 was $9.41. On March 31, 2009, the last reported sales price of a share of our common stock on The NASDAQ Global Select Market was $3.06.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $9.41 and $9.03 as of March 31, 2009 and December 31, 2008 respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	March 31, 2009 (as restated) (unaudited)		December 31, 2008 (as restated)
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$146,547	$0.01	$12,185,996	$0.56
Investments in money market accounts	6,027	—	10	—
Investments in debt securities	332,739,432	15.19	353,859,007	16.25
Investments in CLO Fund securities	38,020,000	1.74	34,640,000	1.59
Investments in equity securities	4,764,137	0.22	5,089,365	0.23
Investments in asset manager affiliates	56,104,494	2.56	54,734,812	2.51
Cash	4,219,072	0.18	251,412	0.02
Restricted Cash	8,916,719	0.41	2,119,991	0.10
Other assets	8,188,716	0.37	6,275,636	0.29

Total Assets	$453,105,144	$20.68	$469,156,229	$21.55
Borrowings	$245,045,884	$11.18	$261,691,148	$12.02
Other liabilities	1,938,990	0.09	10,899,063	0.50

Total Liabilities	$246,984,874	$11.27	$272,590,211	$12.52

NET ASSET VALUE	$206,120,270	$9.41	$196,566,018	$9.03

¹	Our balance sheet at fair value and resulting NAV are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than NAV per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.

Leverage

We use borrowed funds, known as “leverage,” to make investments in an attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts if our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of March 31, 2009, we had $245 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 184%, below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt, primarily as a result of unrealized fair value losses on our investments. Until the minimum asset coverage level is met, we will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to our common stock. As a result we will be limited in our ability to raise capital to make new investments until our asset coverage ratio exceeds 200%. However, because we have no public debt outstanding, failure to maintain asset coverage of at least 200% will not limit our ability, under the 1940 Act, to pay dividends from our net investment income. As of April 30, 2010, our asset coverage ratio exceeded the minimum required under the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

Our borrowings are through a secured financing facility (the “Facility”). In connection with the Facility, we are party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among us, as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower (“KCAP Funding” or the “Borrower”), BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto. In August 2008, we were notified by the lenders that the banks providing the underlying liquidity for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility. The lenders proposed new terms to us as a condition to extending the underlying liquidity purchase agreements. We viewed such proposed terms as unfavorable and did not agree to such new terms, causing the Agent and the lenders to declare a Termination Date based upon their contention that the underlying liquidity purchase agreements had expired, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the Facility. On June 9, 2009, we received a letter from a representative of the lenders alleging that our failure to determine ratings on certain pledged loans and our alleged breach of certain covenants had resulted in the occurrence of a Termination Event under the LFSA and that, as a result, the interest payable under the LFSA would be calculated at the higher default rate (equal to 0.85% above the prime rate plus 0.75%) applicable to periods during which a Termination Event had occurred and was continuing. In a letter dated June 11, 2009, we rejected the alleged breaches and the alleged occurrence of a Termination Event and also asserted that the termination of the revolving period and commencement of the amortization period under the LFSA were wrongful. On August 28, 2009, we filed a complaint in the Supreme Court of the State of New York against the Agent and other lender parties to the LFSA. The complaint reflects our beliefs that the termination of the revolving period and commencement of the amortization period under the LFSA were wrongful and that the assertions of alleged breaches of our obligations under the LFSA and the alleged occurrence of Termination Event(s) were without merit. The complaint also seeks to clarify our rights and obligations under the LFSA.

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action and discovery has commenced. The Agent has sent additional notices of Termination Events, which we believe and have asserted are without merit, based on our alleged inability to comply with certain covenants under the Facility due to the wrongful declaration of a Termination Date, the accompanying termination of the revolving period and commencement of the amortization period. In addition, on April 2, 2010 the Agent sent a notice alleging that our failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which we also believe and have asserted is without merit based upon a non-material delay.

Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that the Company has challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion

(despite our disagreement with such assertion) that a Termination Event occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%), and we have been paying interest calculated at such higher rate under protest. Also, despite our belief that the amortization period has been wrongfully imposed, we believe we have sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions during the amortization period. At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Annual Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above, the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Annual Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $218 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

Investment Portfolio Summary Attributes as of and for the Three Months Ended March 31, 2009 (as restated)

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $5 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Results of Operations” for a more detailed description) as of and for the three months ended March 31, 2009:

Debt Securities

•	represent approximately 77% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (42% and 27% respectively);

•	spread across 26 different industries and 86 different entities;

•	average balance per investment of approximately $4 million;

•	all but eight issuers current on their debt service obligations; and

•	weighted average interest rate of 6.5%.

CLO Fund Securities (as of the last monthly trustee report prior to March 31, 2009 unless otherwise specified)

•	represent approximately 9% of total investment portfolio at March 31, 2009;

•	represent investments in subordinated securities or equity securities issued by CLO Funds;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings; and

•	nine different CLO Fund securities; five of such CLO Funds are managed by Katonah Debt Advisors;

Katonah Debt Advisors

•	represents approximately 13% of total investment portfolio;

•	represents our 100% ownership of a CLO Fund manager focused on corporate credit investing;

•	Katonah Debt Advisors has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the three months ended March 31, 2009, Katonah Debt Advisors had pre-tax net loss of approximately $9,000; and

•	for the three months ended March 31, 2009, Katonah Debt Advisors made no such distributions in the form of a dividend which is recognized as current earnings by the Company.

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

Dividends from Investments in CLO Fund Securities. We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by Katonah Debt Advisors as “CLO Fund securities managed by affiliate.” The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed spread over LIBOR on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us.

Dividends from Affiliate Asset Manager. We generate dividend income from our investment in Katonah Debt Advisors, an asset management company, which is a wholly-owned portfolio company that primarily manages CLO Funds that invest mainly in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments issued by corporations. As a manager of CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as an expected one-time structuring fee from the CLO Funds for its management and advisory services. In addition, Katonah Debt Advisors may also earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors generally are not subject to market value fluctuations in the underlying collateral. In future years, Katonah Debt Advisors may receive incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination and/or investment in debt and investment securities.

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

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees contain a significant performance-based bonus component. Therefore, as our net revenues increase, our compensation costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses. The balance of our expenses include professional fees, occupancy costs and general administrative and other costs.

Net Change in Unrealized Depreciation on Investments

During the three months ended March 31, 2009, our investments had a net change in unrealized appreciation of approximately $4 million. The net change in unrealized appreciation for the three months ended March 31, 2009 is primarily due to (i) an approximate $1 million net increase in the market value of certain broadly syndicated loans; (ii) an approximate $3 million increase in the net value of CLO equity investments; and (iii) an approximate $1 million increase in the value of asset manager affiliates due to an increase in assets under management to $2.1 billion at March 31, 2009.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended March 31, 2009 and 2008 was a increase of approximately $9 million, and a decrease of approximately $577,000, respectively, or an increase of $0.41 and a decrease of $0.03 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2009 and 2008, net investment income and realized losses was approximately $4 million and $8 million, respectively, or $0.20 and $0.45, per share, respectively. For the three months ended March 31, 2009, there were no dividend distributions; however, the Company declared a first quarter dividend of $0.24 per share, or approximately $5 million, which was booked in the second quarter.

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

The amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses). Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the quarterly dividends declared by us in the two most recently completed years, which represent an amount equal to our estimated net investment income for the specified quarter, including income distributed from Katonah Debt Advisors received by the Company, plus a portion of the undistributed amount of net investment income distributed in subsequent years:

	Dividend	Declaration Date	Record Date	Pay Date
2009:
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

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the three months ended March 31, 2009, Katonah Debt Advisors had approximately $9,000 of pre-tax net loss and made no distributions to us. For the three months ended March 31, 2008, Katonah Debt Advisors had an approximate $2 million pre-tax net income and distributed $350,000 in dividends to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations.

INVESTMENT PORTFOLIO

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies, and from our investment in Katonah Debt Advisors. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

The following table shows the Company’s portfolio by security type at March 31, 2009 and December 31, 2008:

	March 31, 2009 (as restated) (unaudited)			December 31, 2008 (as restated)
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$146,547	$146,547	—%	$12,185,996	$12,185,996	3%
Money Market Account	6,027	6,027	—	10	10	—
Senior Secured Loan	213,214,613	181,328,250	42	235,123,695	204,210,564	44
Junior Secured Loan	143,442,050	117,997,967	27	143,370,524	115,894,790	25
Mezzanine Investment	37,133,164	30,580,215	7	37,097,183	30,208,653	7
Senior Subordinated Bond	3,007,943	615,000	—	3,008,197	1,305,000	—
Senior Unsecured Bond	5,290,143	2,218,000	1	5,259,487	2,240,000	—
CLO Fund Securities	66,734,955	38,020,000	9	66,376,595	34,640,000	8
Equity Securities	5,256,659	4,764,137	1	5,256,659	5,089,365	1
Affiliate Asset Managers	39,216,715	56,104,494	13	38,948,271	54,734,812	12

Total	$513,448,816	$431,780,637	100%	$546,626,617	$460,509,190	100%

¹	Represents percentage of total portfolio at fair value.

Investment Securities

We invest in senior secured loans, mezzanine debt and, to a lesser extent, equity, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. However, we may invest in other industries if we are presented with attractive opportunities.

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

Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ materially from the values that would have existed had a ready market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

We derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Market Yield Approach”) and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures”) requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

Management retroactively applied such revised valuation procedures to our portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. As a result, we have restated the financial statements for each of those periods to reflect the use of these revised valuation and revenue recognition procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

In addition, in connection with the restatement described above, we engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% and 40% of investments at fair value as of December 31, 2009 and December 31, 2008, respectively. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of our annual year end valuation process.

The majority of our investment portfolio is composed of debt and equity securities with unique contract terms and conditions and/or complexity that requires a valuation of each individual investment that considers multiple levels of market and asset specific inputs, including historical and forecasted financial and operational performance of the individual investment, projected cash flows, market multiples, comparable market transactions, the priority of the security compared with those of other securities for such issuers, credit risk, interest rates and independent valuations and reviews.

Loans and Debt Securities.

To the extent that our investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, most of our investments are illiquid investments with little or no trading activity. Further, we have been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments we own. As a result, for most of our assets, we determine fair value using alternative methodologies and models using available market data, as adjusted, to reflect the types of assets we own, their structure, qualitative and credit attributes and other asset specific characteristics.

We derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy.

Equity and Equity-Related Securities.

Our equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The value of our equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

The significant inputs used to determine the fair value of equity and equity-related securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity and equity related securities are classified as Level III when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies as applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

At March 31, 2009, our investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 6.5%.

The investment portfolio (excluding our investment in asset manager affiliates and CLO Funds) at March 31, 2009 was spread across 26 different industries and 86 different entities with an average balance per entity of approximately $4 million. As of March 31, 2009, all but five of our portfolio companies were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At March 31, 2009, approximately 9% of our investments were foreign assets (which includes our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 9% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

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

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2009, we had $38 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. During the three months ended March 31, 2009 and in connection with the closing of Katonah Debt Advisors’ latest CLO Fund on January 23, 2008, we invested approximately $29 million to acquire all of the shares of the most junior class of securities of the CLO Fund.

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

Our CLO Fund securities as of March 31, 2009 and December 31, 2008 are as follows:

			March 31, 2009 (as restated) (unaudited)		December 31, 2008 (as restated)
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,668,267	$2,100,000	$4,620,951	$2,090,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	1,730,000	4,500,000	1,660,000
Katonah IV, Ltd.	Preferred Shares	17.1	3,150,000	590,000	3,150,000	590,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	60,000	3,320,000	60,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,500,000	1,220,000	4,500,000	1,220,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,400,000	1,250,000	3,400,000	1,250,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,000,000	1,220,000	2,000,000	1,220,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,454,308	7,120,000	11,324,758	5,190,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	29,742,380	22,730,000	29,560,886	21,360,000

Total			$66,734,955	$38,020,000	$66,376,595	$34,640,000

¹	Represents percentage of class held.
²	An affiliate CLO Fund managed by Katonah Debt Advisors.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, or (ii) the NAV of the CLO Fund for CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by us, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. We determine the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments”) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies—Valuation of Portfolio Investments”) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

For bond rated tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds, and also considers other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee report as of March 31, 2009:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	230	171	32	$1,216,271	$1,635,920
Katonah III, Ltd.	294	196	31	1,258,617	1,887,926
Katonah IV, Ltd.	302	205	29	1,035,738	1,525,819
Katonah V, Ltd.	335	230	36	689,288	1,003,963
Katonah VII CLO Ltd.	263	210	33	1,358,435	1,701,278
Katonah VIII CLO Ltd.	268	207	33	1,488,922	1,927,686
Katonah IX CLO Ltd.	263	204	33	1,538,787	1,983,829
Katonah X CLO Ltd.	254	201	33	1,817,080	2,296,211
Katonah 2007-1 CLO Ltd.	196	161	30	1,607,288	1,956,699

¹	All data from most recent Trustee reports as of March 31, 2009.

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

The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. The annual management fees Katonah Debt Advisors receives have two components – a senior management fee and a subordinated management fee. At March 31, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management), are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements due to rating downgrades. Such subordinated management fees continue to be accrued by the applicable CLO Fund (and on the books of Katonah Debt Advisors), and will be payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants or, if earlier, upon the termination of such CLO Fund. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors.

In future years, Katonah Debt Advisors may receive incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

Subject to market conditions, we expect to continue to make investments in CLO Funds managed by Katonah Debt Advisors, which we believe will provide us with a current cash investment return. We believe that these investments will provide Katonah Debt Advisors with greater opportunities to access new sources of capital which will ultimately increase Katonah Debt Advisors’ assets under management and resulting management fee income. We also expect to receive distributions of recurring fee income and, if debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors.

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses pursuant to an overhead allocation agreement with the Company associated with its operations, including compensation of its employees, may be distributed to Kohlberg Capital. Cash distributions of Katonah Debt Advisors’ net income are recorded as dividends from an affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. Our investment in Katonah Debt Advisors is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Katonah Debt Advisors is classified as a Level III investment (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments”). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2009 and for the year ended December 31, 2008 (as restated) was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2006	$190,767,384	$20,870,000	$—	$37,574,995	$249,212,379
2007 Activity:
Purchases / originations / draws	336,182,774	14,775,000	5,043,950	75,000	356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net accretion of discount	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
2008 Activity (as restated):
Purchases / originations /draws	$71,949,153	$28,859,236	$212,710	$5,478,276	$106,499,375
Pay-downs / pay-offs / sales	(71,671,847)	—	—	—	(71,671,847)
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Net realized losses	(575,179)	—	—	—	(575,179)
Increase (decrease) in fair value	(57,514,397)	(26,695,331)	124,406	(9,328,824)	(93,414,146)

Fair Value at December 31, 2008	$353,859,007	$34,640,000	$5,089,366	$54,734,812	$448,323,185

2009 Activity (as restated):
Purchases / originations / draws	$454,545	$—	$—	$268,444	$722,989
Pay-downs / pay-offs / sales	(20,509,931)	—	—	—	(20,509,931)
Net accretion of discount	291,585	358,360	—	—	649,945
Net realized losses	(2,007,373)	—	—	—	(2,007,373)
Increase (decrease) in fair value	651,599	3,021,640	(325,229)	1,101,238	4,449,248

Fair Value at March 31, 2009	$332,739,432	$38,020,000	$4,764,137	$56,104,494	$431,628,063

Our wholly-owned subsidiary has a 35% economic interest in a distressed investment platform organized by Steven Panagos and Jonathan Katz named PKSIL, LLC (“PKSIL”) through its investment in Class B shares of PKSIL on which it will receive its pro rata share of PKSIL’s operating income. PKSIL may also source distressed debt opportunities in which we may make direct investments. As of March 31, 2009, our wholly owned subsidiary had funded approximately $2.1 million of its $2.5 million total commitment to PKSIL in the form of an investment in the Class A shares of PKSIL.

Both Katonah Debt Advisors and PKSIL are considered affiliate investments. As of March 31, 2009, our affiliate asset manager investments at fair value were approximately $56 million.

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

Investment Income

Investment income for the three months ended March 31, 2009 and 2008 was approximately $9 million and $14 million, respectively. Of this amount, approximately $7 million and $10 million, respectively, was attributable to interest income on our loan and bond investments. For the three months ended March 31, 2009 and 2008, approximately $3 million of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from CLO Fund securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of income on our CLO Fund securities. The level of excess spread from CLO Fund securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Dividends from Affiliate Asset Manager

As of March 31, 2009, our investment in Katonah Debt Advisors was approximately $56 million. For the three months ended March 31, 2009 and 2008, Katonah Debt Advisors had pre-tax net loss of approximately $9,000 and pre-tax net income of $2 million, respectively. For the three months ended March 31, 2009, Katonah Debt Advisors made no distributions of net income. For the three months ended March 31, 2008, Katonah Debt Advisors distributed $350,000 of net income.

Distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. The Company intends to distribute the accumulated undistributed net income of Katonah Debt Advisors in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by us prior to our IPO. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

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

Total expenses for the three months ended March 31, 2009 and 2008 were approximately $3 million and $6 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $2 million and $3 million, on average debt outstanding of $254 million and $255 million, respectively. Approximately $801,000 and $1 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009, other expenses included approximately $690,000 for professional fees, insurance, administrative and other. For the three months ended March 31, 2008, expenses included approximately $1 million for professional fees, insurance, administrative and other. For the three months ended March 31, 2009 and 2008, administrative and other costs totaled approximately $262,000 and $345,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Net Unrealized Appreciation on Investments

During the three months ended March 31, 2009 and 2008, our total investments had a change in net unrealized appreciation of approximately $4 million and $9 million, respectively. Of this amount, affiliate asset managers had unrealized appreciation of approximately $1 million and $3 million, respectively, offset by unrealized gains of approximately $3 million and unrealized losses of $12 million, respectively, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

The increase in the unrealized value of Katonah Debt Advisors is primarily as a result of an increase in Katonah Debt Advisors’ assets under management to $2.1 billion as on March 31, 2009.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2009 was approximately $9 million, or $0.41 per share. The net decrease in stockholders’ equity resulting from operations for the three months ended March 31, 2008 was approximately $577,000, or $0.03 per share.

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

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200% immediately after borrowing. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. Our asset coverage ratio was 184% as of March 31, 2009, which is below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. See “—Leverage.”

As of March 31, 2009 and December 31, 2008, the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2009	December 31, 2008
	(as restated)	(as restated)
	(unaudited)
Cash	$4,219,072	$251,412
Time Deposits	146,547	12,185,996
Money Market Accounts	6,027	10
Senior Secured Loan	181,328,250	204,210,564
Junior Secured Loan	117,997,967	115,894,790
Mezzanine Investment	30,580,215	30,208,653
Senior Subordinated Bond	615,000	1,305,000
Senior Unsecured Bond	2,218,000	2,240,000
CLO Fund Securities	38,020,000	34,640,000
Equity Securities	4,764,138	5,089,365
Affiliate Asset Managers	56,104,493	54,734,812

Total	$435,999,709	$460,760,602

On February 14, 2007, we entered into the Facility under which we may obtain up to $200 million in financing. On October 1, 2007, we amended the Facility to increase our borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points, to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly.

Advances under the Facility (to the extent available to us) are used by us primarily to make additional investments. The Facility is secured by loans acquired by us with the advances under the Facility. We borrow under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding. As described further below, we have not drawn down the Facility since August 2008.

In connection with the Facility, we are party to the LFSA, by and among us as the servicer, KCAP Funding, the Agent, the Trustee and the other lender parties and other parties thereto. As of March 31, 2009 there were outstanding borrowings of approximately $245 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of March 31, 2009 there were financial assets held in the securities account with a market value of approximately $297 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets. The assets securing the Facility represent approximately 65% of our total assets (at fair value) at March 31, 2009 and contributed approximately 61% of our investment income for the three months ended March 31, 2009.

In August 2008, we were notified by the lenders that the banks providing the underlying liquidity for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility. The lenders proposed new terms to us as a condition to extending the underlying liquidity purchase agreements. We viewed such proposed terms as unfavorable and did not agree to such new terms, causing the Agent and the lenders to declare a Termination Date based upon their contention that the underlying liquidity purchase agreements had expired, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the Facility. On June 9, 2009, we received a letter from a representative of the lenders alleging that our failure to determine ratings on certain pledged loans and our alleged breach of certain covenants had resulted in the occurrence of a Termination Event under the LFSA and that, as a result, the interest payable under the LFSA would be calculated at the higher default rate (equal to 0.85% above the prime rate plus 0.75%) applicable to periods during which a Termination Event had occurred and was continuing. In a letter dated June 11, 2009, we rejected the alleged breaches and the alleged occurrence of a Termination Event and also asserted that the termination of the revolving period and commencement of the amortization period under the LFSA were wrongful. On August 28, 2009, we filed a complaint in the Supreme Court of the State of New York against the Agent and other lender parties to the LFSA. The complaint reflects our beliefs that the termination of the revolving period and commencement of the amortization period under the LFSA were wrongful and that the assertions of alleged breaches of our obligations under the LFSA and the alleged occurrence of Termination Event(s) were without merit. The complaint also seeks to clarify our rights and obligations under the LFSA.

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action and discovery has commenced. The Agent has sent additional notices of Termination Events, which we believe and have asserted are without merit, based on our alleged inability to comply with certain covenants under the Facility due to the wrongful declaration of a Termination Date, the accompanying termination of the revolving period and commencement of the amortization period. In addition, on April 2, 2010 the Agent sent a notice alleging that our failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which we also believe and have asserted is without merit based a non-material delay.

Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that the Company has challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%), and we have been paying interest calculated at such higher rate under protest. Also, despite our belief that the amortization period has been wrongfully imposed, we believe we have sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions during the amortization period. At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility’s outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above, the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Annual Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the three months ended March 31, 2009 and 2008 was approximately $254 million and $255 million, respectively. For the three months ended March 31, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 2% and 5% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of March 31, 2009, we had restricted cash and time deposit balances of approximately $9 million which we maintained in accordance with the terms of the Facility. The Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size.

We are currently using any income generated by the assets collateralizing the Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if we want to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, we are required to distribute to the shareholders substantially all of our investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $297 million represent approximately 65% of our total assets (at fair value) at March 31, 2009 and contributed approximately 61% of the Company’s investment income for the period ended March 31, 2009. Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, liquidity, financial condition and results of operations. We expect that our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our liquidity needs and distribution requirements over the next twelve months.

If we are unable to renew or replace the Facility, our liquidity may be significantly reduced. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and our business prospects could be negatively impacted. Even if we are able to renew or replace the Facility, such new debt capital may be at a higher cost and/or on less favorable terms and conditions than the Facility. In addition, equity capital is, and may continue to be, difficult to raise because, subject to limited exceptions, we may not issue and sell shares of our common stock at a price below NAV without stockholder approval and issuing equity at depressed stock prices can be dilutive to our stockholders. These factors and our inability to raise additional capital to date have resulted in a reduction in new originations, curtailed our ability to grow and have had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and negatively impact our operating results.

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2009 and December 31, 2008, we had committed to make a total of approximately $3 million and $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $1 million was funded as of March 31, 2009 and approximately $1 million was funded as of December 31, 2008. As of March 31, 2009 and December 31, 2008, we had no investments in delayed draw senior secured loans.

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

As a result, pursuant to the Letter Agreement, both Katonah Debt Advisors and J.P. Morgan Securities Inc. (“JPMorgan”) (f/k/a Bear Stearns & Co. Inc.) asserted claims against each other and defenses thereto with respect to potential “first loss” payments. Without admitting any liability or wrongdoing, Katonah Debt Advisors and JPMorgan agreed to compromise and settle all of the disputes, issues and claims between them relating to the agreements in exchange for an agreement to terminate all obligations and liabilities of Katonah Debt Advisors and JPMorgan under the existing agreements relating to the 2008 CLO Funds, payment by Katonah Debt Advisors of an aggregate of $6 million in installments over a period of one year and the forfeiture by Katonah Debt Advisors of the net interest income earned through the settlement date on the warehoused assets. In December 2008, Katonah Debt Advisors entered into a settlement and termination agreement with JPMorgan reflecting the settlement terms described above.

As a result of this settlement, Katonah Debt Advisors recognized a $6 million settlement cost and write-off of previously accrued net interest income on warehoused assets of approximately $4 million for the year ended December 31, 2008. We recognized the impact of this settlement and forfeiture of warehouse income as a non-cash reduction to the unrealized appreciation of our value of the investment in Katonah Debt Advisors and contributed additional equity to Katonah Debt Advisors. Consequently, this settlement is not expected to have a material impact on Kohlberg Capital’s net investment income or quarterly dividend.

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

Basis of Presentation

On December 10, 2009, we were advised by Deloitte & Touche LLP (“Deloitte”) that (i) the audit report issued by Deloitte accompanying our financial statements for the year ended December 31, 2008 in our Annual Report on Form 10-K for such year and (ii) Deloitte’s completed interim reviews of our financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in our Quarterly Reports on Form 10-Q for those respective periods should no longer be relied upon. As a result, we indicated in a Current Report on Form 8-K that the financial statements for the specified periods included in such reports should not be relied upon until the foregoing matters were resolved. Following our engagement of Grant Thornton LLP (“Grant Thornton”), we and our Audit Committee concluded that we would have to restate our previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. We and our Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments (defined by us as investments that do not have indicative fair values based upon active trades), which affects the calculation of our NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, we revised the valuation procedures applied to its illiquid investments and our accounting for our non-cash PIK investments. We now derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy.

Certain reclassifications were made to the prior year’s presentation to conform to the current year. Time deposits and money market accounts, which were previously classified as cash and cash equivalents, have been reclassified to short term investments.

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

Value, as defined in Section 2(a)(41) of 1940 Act, is generally (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance of the portfolio company. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ materially from the values that would have been used had a ready market existed for the investments.

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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

We have valued our investments, in the absence of observable market prices, using the valuation methodology described below applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or are past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, or (ii) the NAV of the CLO Funds which are approaching or are past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by us, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Our investment in Katonah Debt Advisors is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Katonah Debt Advisors is classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

Fair values of other equity investments for which market prices are not observable are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and or industry when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.

We derive fair value for our illiquid loan investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent loan amendments or other activity specific to the subject asset, as described above. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments. Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

The determination of fair value using this methodology takes into consideration a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. This valuation methodology involves a significant degree of management’s judgment.

After our adoption of Fair Value Measurements and Disclosures, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level I – Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by Fair Value Measurements and Disclosures, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

•

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid corporate loans and bonds and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.

•

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment. Substantially all of our investments are classified as Level III.

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2009, eight issuers representing 4% of our total investments were on non-accrual status. As of December 31, 2008, two issuers representing 0.2% of our total investments were on non-accrual status.

Dividend Income from CLO Fund Securities

We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinate securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us. We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

Dividends from Affiliate Asset Manager

We record dividend income from our affiliate asset manager on the declaration date, which represents the ex-dividend date.

Payment-in-Kind Interest

We may have loans in our portfolio that contain a PIK provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. However, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, we no longer accrue such non-cash PIK interest as income. To maintain our RIC status, this non-cash PIK interest must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

Fee Income

Fee income includes fees, if any, for due diligence, structuring, commitment and facility fees, and, if any, for transaction services and management services rendered by us to portfolio companies and other third parties. Commitment and facility fees are generally recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service and management service fees are generally recognized as income when the services are rendered.

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Kohlberg Capital Amended and Restated 2006 Equity Incentive Plan to officers and employees for services rendered to us. We follow Compensation – Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants.

We are internally managed and therefore do not incur management fees payable to third parties.

United States Federal Income Taxes

We have elected and intend to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC, we are required to timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and year.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their dividends automatically reinvested in additional shares of our common stock.

Recent Accounting Pronouncements

Two-Class Method of Presenting Earnings Per Share. In June 2008, Accounting Standards Codification – Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements ended March 31, 2009 and, as required, applied this standard retroactively to all reported periods. The adoption of this standard did not have a material impact on our calculations of earnings per share.

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”) was issued to provide an illustrative example of how to determine the fair value of a financial asset in an inactive market and did not change the fair value measurement principles set forth in Fair Value Measurements and Disclosures. Since adopting Fair Value Measurements and Disclosures in January 2008, our practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. As a result, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest income proportionately by approximately $1 million over a one-year period. Correspondingly, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest expense proportionately by approximately $1 million over a one-year period. Because most of our investments at March 31, 2009 were floating rate with a spread to an index similar to our Facility, we would not expect a significant impact on our net interest spread or net asset value.

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

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Investments for which market quotations are readily available are generally valued at such market quotations. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ materially from the values that would have been used had a ready market existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

In connection with the restatement described above, we engaged VRC, an independent valuation firm, to provide third-party valuation estimates for approximately 39% and 40% of our investments at fair value as of December 31, 2009 and December 31, 2008, respectively. VRC’s valuation estimates were considered as one of the relevant data inputs in our determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of our annual year end valuation process.

Management retroactively applied its revised valuation procedures to our portfolio for each of the periods ended December 31, 2008 (and the quarterly periods included in such year), March 31, 2009 and June 30, 2009. As a result, we have restated the financial statements for each of those periods to correct the errors described elsewhere in this Quarterly Report. See “Explanatory Note” and “Item 4. Controls and Procedures.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Pursuant to its evaluation, management determined that the Company did not maintain effective disclosure controls and procedures as of the end of the period covered by this report. As a result of our review of our accounting policies and practices in 2009 and 2010, and the restatement of our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009, we have not filed periodic reports on a timely basis, as required by the rules of the SEC and the Nasdaq Stock Market, since August 10, 2009. We continue to strive to improve our processes to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting, other than as described in Item 9A of the 2009 10-K regarding the material weaknesses described therein and related remediation efforts, subsequent to March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2008 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or other risk we face) occur, our business, financial condition and results of operations could be materially adversely affected. In such a case, the NAV and the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOHLBERG CAPITAL CORPORATION

Date: May 28, 2010	By	/s/ DAYL W. PEARSON
Dayl W. Pearson
President and Chief Executive Officer (principal executive officer)

Date: May 28, 2010	By	/s/ MICHAEL I. WIRTH
Michael I. Wirth
Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer (principal financial and accounting officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.