Form 10-Q/A
period 2009-06-30
Kohlberg Capital CORP
filed 2010-05-28
CIK 1372807

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

The number of outstanding shares of common stock of the registrant as of July 31, 2009 was 22,170,260.

EXPLANATORY NOTE

In this Form 10-Q/A, Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”):

a)	restates its Balance Sheet and Schedule of Investments as of June 30, 2009, and the related Statement of Operations, Statement of Cash Flows, Statement of Changes in Net Assets and Financial Highlights for the three and six months then ended;

b)	restates its financial information for comparative periods of 2008;

c)	restates its financial information for the year ended December 31, 2008; and

d)	reflects the foregoing restated financial information in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Concurrent with the filing of this Form 10-Q/A, the Company is filing with the Securities and Exchange Commission (the “Commission” or the “SEC”) (1) an amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2009 (the “Q1 2009 10-Q/A”), (2) a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Q3 2009 10-Q”), (3) an Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”), and (4) a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Q1 2010 10-Q”). The Q1 2009 10-Q/A contains restated financial information for the three months ended March 31, 2009 (as well as for the comparative period of 2008) and for the year ended December 31, 2008. The Q3 2009 10-Q contains restated financial information for the year ended December 31, 2008 (as well as for the comparative periods ended September 30, 2008). The 2009 10-K contains restated financial information for the year ended December 31, 2008 (as well as restated unaudited financial information for each of the four quarters of 2008 and the first two quarters of 2009), and the Q1 2010 10-Q contains restated financial information for the three months ended March 31, 2009. The Company’s previously filed Annual Report on Form 10-K, for the year ended December 31, 2008 and previously filed Quarterly Reports on Form 10-Q for the quarterly periods in 2008 have not been amended for the restatement affecting 2008 and should not be relied upon.

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

Background of the Restatement

As previously disclosed by the Company in its filings with the Commission:

•

The Company was unable to timely file its Q3 2009 10-Q due to unresolved disagreements with Deloitte & Touche LLP (“Deloitte”), the Company’s former accountants, regarding the application of certain accounting standards relating to valuation determinations under Accounting Standards Codification 820, formerly Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“Fair Value Measurements and Disclosures”), included in its financial statements for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K for such year and its financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in the Company’s Quarterly Reports on Form 10-Q for those respective periods.

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

No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. For more detailed information about the restatement, please see Note 13. “Restated Financial Statements” in the accompanying financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report.

The information in this Form 10-Q/A gives the effect to the restatement. In accordance with Rule 12b-15, under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth in this Quarterly Report amendment. The disclosure in this Quarterly Report amendment supersedes and replaces corresponding disclosures in the Company’s previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of June 30, 2009	As of December 31, 2008
	(as restated)	(as restated)
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2009 - $6,465,240; 2008 - $12,185,996)	$6,465,240	$12,185,996
Money market account (cost: 2009 - $3,876; 2008 - $10)	3,876	10
Debt securities (cost: 2009 - $388,860,486; 2008 - $423,859,086)	326,442,944	353,859,007
CLO fund securities managed by non-affiliates (cost: 2009 - $15,683,559; 2008 - $15,590,951)	3,351,000	4,400,000
CLO fund securities managed by affiliate (cost: 2009 - $52,474,750; 2008 - $50,785,644)	38,910,000	30,240,000
Equity securities (cost: 2009 - $5,256,659; 2008 - $5,256,659)	4,665,486	5,089,365
Asset manager affiliates (cost: 2009 - $38,917,322; 2008 - $38,948,271)	56,503,709	54,734,812

Total Investments at fair value	436,342,255	460,509,190
Cash	184,929	251,412
Restricted cash	1,346,509	2,119,991
Interest and dividends receivable	3,816,016	4,168,599
Receivable for open trades	6,794,143	—
Due from affiliates	1,288,800	390,590
Other assets	1,475,529	1,716,447

Total assets	$451,248,181	$469,156,229

LIABILITIES
Borrowings	$233,806,661	$261,691,148
Payable for open trades	—	1,955,000
Accounts payable and accrued expenses	2,678,805	3,064,403
Dividend payable	—	5,879,660

Total liabilities	$236,485,466	$272,590,211

Commitments and contingencies (note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,077,720 and 21,776,519 common shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	$217,435	$214,369
Capital in excess of par value	281,861,599	280,284,330
Accumulated undistributed net investment income	9,816,898	2,865,434
Accumulated net realized losses	(5,813,579)	(680,687)
Net unrealized depreciation on investments	(71,319,638)	(86,117,428)

Total stockholders’ equity	$214,762,715	$196,566,018

Total liabilities and stockholders’ equity	$451,248,181	$469,156,229

NET ASSET VALUE PER COMMON SHARE	$9.73	$9.03

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(as restated)	(as restated)	(as restated)	(as restated)
Investment Income:
Interest from investments in debt securities	$6,230,266	$7,464,325	$12,953,396	$17,164,160
Interest from cash and time deposits	5,016	56,969	9,686	143,572
Dividends from investments in CLO fund securities managed by non-affiliates	337,908	2,211,687	818,300	3,749,894
Dividends from investments in CLO fund securities managed by affiliate	2,083,803	2,404,109	4,211,129	3,927,192
Dividends from affiliate asset manager	—	—	—	350,000
Capital structuring service fees	162,479	128,434	279,214	1,263,548

Total investment income	8,819,472	12,265,524	18,271,725	26,598,366

Expenses:
Interest and amortization of debt issuance costs	1,577,641	2,400,789	3,085,652	5,745,212
Compensation	824,490	1,529,219	1,625,459	2,708,715
Professional fees	304,304	303,426	640,633	920,074
Insurance	85,712	67,636	177,475	138,415
Administrative and other	267,987	305,794	529,545	651,020

Total expenses	3,060,134	4,606,864	6,058,764	10,163,436

Net Investment Income	5,759,338	7,658,660	12,212,961	16,434,930
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(3,125,520)	104,320	(5,132,892)	(621,993)
Net change in unrealized appreciation (depreciation) on:
Debt securities	6,930,938	(995,412)	7,582,537	(8,615,531)
Equity securities	(98,651)	(8,456)	(423,879)	(1,199,302)
CLO fund securities managed by affiliate	3,991,938	(577,213)	6,980,894	(1,227,456)
CLO fund securities managed by non-affiliate	(1,174,292)	(374,142)	(1,141,608)	(2,518,521)
Affiliate asset manager investments	698,609	483,046	1,799,846	3,461,284

Net realized and unrealized depreciation on investments	7,223,022	(1,367,857)	9,664,898	(10,721,519)

Net Increase in Net Assets Resulting From Operations	$12,982,360	$6,290,803	$21,877,859	$5,713,411

Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted	$0.59	$0.31	$1.00	$0.30
Net Investment Income Per Common Share—Basic and Diluted	$0.26	$0.38	$0.56	$0.86
Net Investment Income and Net Realized Gains/Losses Per Common Share—Basic and Diluted	$0.12	$0.38	$0.32	$0.82
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	22,026,253	20,322,611	21,947,069	19,198,778

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30,
	2009	2008
	(as restated)	(as restated)
Operations:
Net investment income	$12,212,961	$16,434,930
Net realized loss from investment transactions	(5,132,892)	(621,993)
Net change in unrealized depreciation on investments	14,797,790	(10,099,526)

Net increase (decrease) in net assets resulting from operations	21,877,859	5,713,411

Stockholder distributions:
Dividends from net investment income to common stockholders	(5,178,288)	(16,124,803)
Dividends from net investment income to restricted stockholders	(83,209)	—

Net decrease in net assets resulting from stockholder distributions	(5,261,497)	(16,124,803)

Capital transactions:
Issuance of common stock for dividend reinvestment plan	1,100,366	1,292,625
Issuance of common stock for rights offering	—	26,925,213
Vesting of restricted stock	53	—
Stock based compensation	479,916	325,307

Net increase in net assets resulting from capital transactions	1,580,335	28,543,145

Net assets at beginning of period	196,566,018	259,068,164

Net assets at end of period (including undistributed net investment income of $9,816,898 in 2009 and accumulated distributions in excess of net investment income of $2,865,434 in 2008)	$214,762,715	$277,199,917

Net asset value per common share	$9.73	$12.99
Common shares outstanding at end of period	22,077,720	21,334,732

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2009	2008
	(as restated)	(as restated)
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$21,877,859	$5,713,411
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by operations:
Net realized losses on investment transactions	5,132,892	621,993
Net change in unrealized depreciation on investments	(14,797,790)	10,099,527
Net accretion of discount on securities	(1,275,699)	(971,885)
Amortization of debt issuance cost	412,347	210,561
Purchases of investments	(3,907,954)	(58,438,172)
Capital contribution to affiliate asset manager	(1,765,827)	—
Payment-in-kind interest	—	(662,223)
Proceeds from sale and redemption of investments	32,032,172	71,092,818
Stock based compensation expense	479,916	325,307
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	352,582	1,337,434
(Increase) decrease in other assets	(171,429)	376,796
(Increase) decrease in due from affiliates	(898,210)	223,109
Increase in due to affiliates	—	—
Decrease in accounts payable and accrued expenses	(385,598)	(2,328,127)

Net cash provided by operating activities	37,085,261	27,600,549

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	53	26,925,213
Dividends paid in cash	(10,040,792)	(13,009,340)
Proceeds from issuance of debt (net of offering costs)	—	10,000,000
Cash paid on repayment of debt	(27,884,487)	(35,000,000)
Debt issuance costs	—	(0)
Decrease (increase) in restricted cash	773,482	(4,313,311)

Net cash used in financing activities	(37,151,744)	(15,397,438)

CHANGE IN CASH	(66,483)	12,203,111
CASH, BEGINNING OF PERIOD	251,412	12,088,529

CASH, END OF PERIOD	$184,929	$24,291,640

Supplemental Information:
Interest paid during the period	$2,670,145	$4,849,183
Non-cash dividends paid during the period under dividend reinvestment plan	$1,100,366	$1,292,625

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of June 30, 2009

(as restated)

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.5%, Due 6/13	$325,242	$318,659	$302,475

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.3%, Due 6/13	—	—	—

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	4,965,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.1%, Due 6/13	1,671,536	1,671,536	1,554,528

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	2,348,276

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 6.8%, Due 3/13	418,244	418,244	415,316

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 3/13	5,291,964	5,291,964	5,254,920

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 2.7%, Due 4/13	1,832,209	1,831,225	1,692,961

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.3%, Due 5/13	426,444	421,974	372,286

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.3%, Due 5/13	3,048,032	3,016,082	2,660,932

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 4.1%, Due 6/14	5,870,163	5,870,163	5,271,406

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.1%, Due 8/13	4,000,000	4,036,311	3,852,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 4.6%, Due 3/14	$1,689,931	$1,698,144	$1,645,993

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 5.0%, Due 12/12	4,156,545	4,127,878	4,131,606

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.6%, Due 6/14	4,000,000	3,979,641	3,884,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.8%, Due 2/14	3,300,000	2,711,937	3,009,600

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.8%, Due 2/14	4,000,000	3,967,138	3,648,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.6%, Due 7/13	2,431,250	2,457,836	1,631,369

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.3%, Due 7/12	1,890,497	1,898,273	1,739,257

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.6%, Due 12/14	4,000,000	4,000,000	3,420,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,556,122	4,556,122	4,401,214

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,962,500	4,900,973	4,962,500

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.6%, Due 3/13	1,687,161	1,681,874	1,408,780

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 3.6%, Due 9/12	8,548,100	8,569,676	7,958,281

CEI Holdings, Inc. (Cosmetic Essence)[6,10] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 5.0%, Due 3/13	1,461,845	1,406,889	978,666

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,770,187	2,745,530	2,210,609

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Charlie Acquisition Corp.[10] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,761,010	$7,399,393

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 3.0%, Due 6/14	2,940,000	2,940,000	2,472,540

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.6%, Due 7/14	3,940,000	3,925,547	2,852,560

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.3%, Due 1/15	2,000,000	1,969,456	1,062,000

Coastal Concrete Southeast, LLC[10] Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,596,354	3,595,645

Cooper-Standard Automotive Inc[6,10] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,315,690	700,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 5.8%, Due 10/13	1,000,000	1,007,087	913,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 7.8%, Due 4/14	7,700,000	7,519,771	6,675,900

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.0%, Due 6/12	2,684,217	2,684,217	2,638,585

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.0%, Due 10/14	4,720,061	4,293,907	4,106,453

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.1%, Due 5/15	3,000,000	2,967,393	2,661,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.8%, Due 7/15	6,000,000	5,456,632	6,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 6.6%, Due 12/14	5,000,000	5,000,000	4,470,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 12/13	4,433,246	4,437,143	4,074,153

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.3%, Due 7/13	$4,455,452	$4,455,452	$4,259,412

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.3%, Due 4/12	4,000,000	4,000,000	3,864,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 5.6%, Due 12/12	4,063,494	4,068,639	3,876,573

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 3.4%, Due 11/12	1,546,525	1,456,659	1,481,571

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 4.4%, Due 10/13	3,218,000	3,218,000	3,134,332

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.1%, Due 9/14	3,453,429	3,173,984	2,610,793

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 3.6%, Due 12/13	1,957,407	1,955,643	1,426,950

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,007,686	1,065,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,456	1,988,000

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	144,571

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	309,909

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	60,000

Hawkeye Renewables, LLC[6,10] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 8.3%, Due 6/12	2,908,544	2,857,697	602,069

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	$5,000,000	$4,846,403	$4,400,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.6%, Due 10/14	1,000,000	1,000,000	933,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.8%, Due 4/14	3,723,929	3,591,606	3,217,474

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.1%, Due 10/14	3,000,000	3,000,000	2,961,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	2,713,860	2,708,146	2,692,149

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.6%, Due 4/13	3,547,864	3,547,864	3,377,567

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 5.0%, Due 3/13	2,986,132	2,986,132	1,866,332

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 3.8%, Due 5/12	4,037,531	4,048,044	3,815,467

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,015,806	3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,578,305	9,560,393	9,338,847

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.1%, Due 12/13	5,371,429	5,385,594	2,239,886

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	2,860,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.1%, Due 8/13	2,000,000	2,012,621	1,678,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,854,442	19,376

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 5.5%, Due 1/11	$2,000,000	$1,920,211	$7,500

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	1,000

Lear Corporation[10] Automobile	Senior Secured Loan — Term Loan 3.3%, Due 4/12	1,993,927	1,751,930	1,379,798

Legacy Cabinets, Inc.[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0%, Due 8/12	2,258,184	2,258,184	1,605,569

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.8%, Due 3/14	2,667,680	2,667,680	1,587,270

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.1%, Due 1/15	2,000,000	2,000,000	1,738,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 12/12	5,784,895	5,771,323	5,767,541

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.9%, Due 6/13	1,000,000	1,000,000	1,000,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,852,915	1,855,491	1,815,857

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,000,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - 1st Lien 7.8%, Due 12/12	7,862,500	7,862,500	7,516,550

Northeast Biofuels, LP6, 10 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.8%, Due 6/13	1,382,120	1,384,208	208,369

Northeast Biofuels, LP6, 10 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.8%, Due 6/13	57,257	57,344	8,632

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 5.0%, Due 6/11	$688,202	$688,202	$670,309

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.5%, Due 6/11	3,402,778	3,391,547	3,314,306

Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	1,668,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,642,500	5,642,500	5,247,525

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 2.8%, Due 6/12	1,240,209	1,241,871	1,139,752

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 6.3%, Due 8/14	4,563,854	4,529,263	3,870,148

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 8.7%, Due 6/14	6,650,000	6,487,392	6,650,000

Rhodes Companies, LLC, The[6,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,685,674	1,636,741	581,194

Rhodes Companies, LLC, The[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 11.0%, Due 11/11	2,013,977	2,020,853	151,426

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,984,392	2,970,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.6%, Due 6/13	4,326,246	4,296,451	4,045,040

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.9%, Due 6/12	1,258,041	1,255,966	1,175,011

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.9%, Due 6/12	838,694	837,310	783,340

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 12/14	7,500,000	7,500,000	7,500,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.8%, Due 6/14	$3,910,151	$3,910,151	$3,757,655

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 8.3%, Due 7/12	742,224	745,598	679,877

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	3,682,640	3,699,379	3,373,298

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 14.5%, Due 7/13	1,750,000	1,757,450	1,750,000

Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.8%, Due 10/14	984,912	905,464	825,356

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.6%, Due 12/14	2,000,000	2,025,968	1,878,000

TransAxle LLC[10] Automobile	Senior Secured Loan — Revolving Loan 8.0%, Due 8/11	854,545	852,159	280,291

TransAxle LLC[10] Automobile	Senior Secured Loan — Term Loan 8.0%, Due 9/12	1,456,743	1,456,743	477,812

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 10/14	3,736,736	3,593,502	3,620,897

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 5.2%, Due 4/13	4,315,807	4,315,807	3,651,173

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 12/13	6,500,000	6,487,700	5,993,000

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	526,500	526,500	526,500

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.6%, Due 6/13	1,887,118	1,878,301	1,743,697

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.1%, Due 3/14	$2,000,000	$1,930,691	$1,872,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.1%, Due 3/14	4,132,887	4,158,388	3,868,383

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,812,179	5,000,000

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 2.8%, Due 6/12	771,447	764,150	718,217

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 0.2%, Due 6/12	668,412	662,089	622,291

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.5%, Due 6/12	167,103	165,522	155,573

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 5.1%, Due 12/12	2,683,179	2,687,054	2,447,056

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	645,361

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0%, Due 10/12	623,958	621,874	590,888

Total Investment in Debt Securities (152% of net asset value at fair value)		$394,085,661	$388,860,486	$326,442,944

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value (as restated)[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$652,803

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,360	183,579

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value (as restated)[2]
Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	10,253	42,542	1,104

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	580	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,430,000

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	2,398,000

Park Avenue Coastal Holding, LLC[7] Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,256,659	$4,665,486

CLO Fund Securities

CLO Equity Investments

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Grant Grove CLO, Ltd.[3,13,14]	Subordinated Securities, Due 1/21	22.2%	$4,713,559	$2,360,000
Katonah III, Ltd.[3,13]	Preferred Shares, Due 5/15	23.1%	4,500,000	790,000
Katonah IV, Ltd.[3,13,14]	Preferred Shares, Due 2/15	17.1%	3,150,000	200,000
Katonah V, Ltd.[3,13,14]	Preferred Shares, Due 5/15	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,9,13,14]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,520,000
Katonah VIII CLO Ltd.[3,9,13,14]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,530,000
Katonah IX CLO Ltd.[3,9,13,14]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,280,000
Katonah X CLO Ltd.[3,9,13]	Subordinated Securities, Due 4/20	33.3%	11,579,744	7,780,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares, Due 4/22	100.0%	29,918,479	25,200,000

Total Investment in CLO Equity Securities			$67,081,782	$40,661,000

CLO Rated-Note Investment

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Katonah 2007-I CLO Ltd.[3,9,13]	Class B-2L Notes Par Value of $10,500,000 6.1%, Due 4/22	100.0%	$1,076,527	$1,600,000

Total Investment in CLO Rated-Note			$1,076,527	$1,600,000

Total Investment in CLO Fund Securities (20% of net asset value at fair value)			$68,158,309	$42,261,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$38,917,322	$56,503,709

Total Investment in Asset Manager Affiliate (26% of net asset value at fair value)			$38,917,322	$56,503,709

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value (as restated)[2]
US Bank Eurodollar Sweep CL2[3,11]	Time Deposit	0.10%	6,454,325	6,454,325

JP Morgan Asset Account	Time Deposit	0.07%	10,915	10,915

JP Morgan Business Money Market Account[12]	Money Market Account	0.15%	3,876	3,876

Total Investment in Time Deposit and Money Market Accounts (3% of net asset value at fair value)			$6,469,116	$6,469,116

Total Investments[5] (203% of net asset value at fair value)			$507,661,892	$436,342,255

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

See accompanying notes to financial statements.

2	Reflects the as restated fair market value of all existing investments as of June 30, 2009, as determined by the Company’s Board of Directors.
3	Non-U.S. company or principal place of business outside the U.S.
4

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in Collateralized Loan Obligation Funds (“CLO Funds”).

5

The aggregate cost of investments for federal income tax purposes is approximately $508 million. The aggregate gross unrealized appreciation is approximately $21 million and the aggregate gross unrealized depreciation is approximately $92 million.

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

14	As of June 30, 2009, these CLO Fund securities were not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2008

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 6.6%, Due 6/13	$356,819	$356,819	$349,683

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.9%, Due 6/13	960,000	952,585	940,800

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	4,690,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 6/13	1,834,277	1,834,277	1,797,592

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	2,987,580

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.5%, Due 3/13	429,397	429,397	417,803

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.5%, Due 3/13	5,436,949	5,436,949	5,290,151

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 4/13	3,832,209	3,829,883	3,219,056

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.5%, Due 5/13	442,044	436,817	390,767

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.5%, Due 5/13	3,159,324	3,121,965	2,792,842

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 5.0%, Due 6/14	5,900,113	5,900,113	5,310,102

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.2%, Due 8/13	4,000,000	4,040,652	3,520,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 6.5%, Due 3/14	$1,721,939	$1,731,184	$1,682,334

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 6.7%, Due 12/12	4,265,636	4,231,984	4,052,355

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 6.5%, Due 6/14	4,000,000	3,977,593	3,476,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,649,436	2,682,900

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,963,645	3,252,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 8.1%, Due 7/13	2,443,750	2,473,717	1,906,125

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/12	1,955,000	1,964,334	1,769,275

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 5.5%, Due 12/14	4,000,000	4,000,000	3,600,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.1%, Due 6/13	4,937,500	4,937,500	4,937,500

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,987,500	4,918,231	4,987,500

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 3.4%, Due 3/13	1,694,554	1,688,542	1,421,731

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 4.4%, Due 9/12	9,208,100	9,234,910	8,655,614

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 6.3%, Due 3/14	1,469,323	1,403,698	1,071,136

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,792,043	2,763,495	2,512,838

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,744,496	$7,625,381

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 6/14	2,955,000	2,955,000	2,290,125

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/14	3,960,000	3,944,053	3,168,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.2%, Due 1/15	2,000,000	1,966,739	1,454,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,557,108	5,243,273

Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,259,487	700,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 6.0%, Due 8/12	3,959,925	3,723,431	2,111,828

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,900	850,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,501,237	6,237,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.5%, Due 6/12	2,748,162	2,748,162	2,649,228

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.1%, Due 10/14	7,000,000	6,309,065	5,117,000

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 5/15	3,000,000	2,964,626	2,619,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 10.1%, Due 7/15	6,000,000	5,411,785	4,860,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	5,000,000	5,000,000	3,450,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 12/13	$4,455,857	$4,460,205	$3,832,037

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 5.8%, Due 7/13	4,781,365	4,781,365	4,637,924

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	9,400,000

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan — Series C Loan 7.3%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 6.3%, Due 4/12	4,000,000	4,000,000	3,920,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 6.6%, Due 12/12	4,320,878	4,327,124	4,234,461

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 6.3%, Due 11/12	1,740,026	1,624,251	1,659,985

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 4.3%, Due 10/13	3,398,000	3,398,000	3,306,254

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.2%, Due 9/14	4,974,811	4,534,131	3,218,703

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Closing Date Term Loan 5.7%, Due 12/10	96,855	97,333	96,855

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Delayed Draw Term Loan 5.7%, Due 12/10	46,914	47,146	46,914

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 5.0%, Due 12/13	1,969,849	1,967,877	807,638

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3%, Due 12/16	3,000,000	3,008,197	1,305,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,263	1,848,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Getty Images, Inc. Printing and Publishing	Senior Secured Loan — Initial Term Loan 8.1%, Due 7/15	$2,981,250	$2,981,250	$2,712,938

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — New US Term Loan 4.9%, Due 6/13	2,437,280	2,443,443	2,071,688

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 6.2%, Due 6/12	2,908,544	2,856,515	1,250,674

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,831,923	3,900,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.7%, Due 10/14	1,000,000	1,000,000	795,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.7%, Due 4/14	3,723,929	3,577,920	3,090,861

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.6%, Due 10/14	3,000,000	3,000,000	2,460,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.0%, Due 9/12	2,727,813	2,721,193	2,605,061

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.7%, Due 4/13	3,755,829	3,755,829	3,455,363

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 4.8%, Due 3/13	3,001,367	3,001,367	2,638,202

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 6.9%, Due 5/12	4,316,295	4,329,467	4,027,104

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 10.9%, Due 5/13	$3,000,000	$3,017,825	$2,757,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 5.2%, Due 9/12	10,090,295	10,068,492	9,182,168

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.2%, Due 12/13	5,371,429	5,387,168	3,523,657

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan — Loan 7.0%, Due 6/09	5,000,000	5,006,639	5,000,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 8.5%, Due 12/14	5,000,000	5,000,000	2,900,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.0%, Due 8/13	2,000,000	2,014,136	1,740,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,835,789	290,637

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	8,000

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	9,331

Lear Corporation Automobile	Senior Secured Loan — Term Loan 3.7%, Due 4/12	1,993,927	1,709,640	927,176

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 5.8%, Due 8/12	2,269,824	2,269,824	1,793,161

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 4.5%, Due 3/14	2,731,786	2,731,786	1,693,708

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.8%, Due 1/15	2,000,000	2,000,000	1,914,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 2.8%, Due 6/13	3,305,000	3,324,288	2,776,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Manitowoc Company Inc., The Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term B Loan 6.5%, Due 8/14	$2,000,000	$1,955,000	$1,820,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.6%, Due 12/12	5,899,925	5,884,108	5,663,928

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.4%, Due 6/13	1,000,000	1,000,000	940,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,949,367	1,954,403	1,920,127

Mylan Inc. Healthcare, Education and Childcare	Senior Secured Loan — U.S. Tranche B Term Loan 5.0%, Due 10/14	1,969,849	1,912,634	1,792,563

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	2,940,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,050,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - First Lien 7.8%, Due 12/12	8,075,000	8,075,000	7,994,250

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 10.3%, Due 6/13	1,382,120	1,384,467	276,424

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 10.3%, Due 6/13	57,257	57,354	11,451

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 6.8%, Due 6/11	744,382	744,382	730,239

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 6/11	3,680,556	3,665,393	3,610,625

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,695,000	5,695,000	5,467,200

Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	1,540,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/12	$1,246,565	$1,248,519	$1,209,168

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 6.8%, Due 8/14	4,937,343	4,896,292	4,438,672

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 10.2%, Due 6/14	6,650,000	6,471,193	5,785,500

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 9.0%, Due 11/10	1,685,674	1,629,483	632,128

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 10.2%, Due 11/11	2,013,977	2,022,278	302,096

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 7.7%, Due 10/13	3,000,000	2,982,607	2,559,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.1%, Due 6/13	4,694,560	4,658,215	4,671,088

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	1,430,000	1,427,248	1,424,280

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	953,333	951,498	949,520

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,372,500

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/14	3,930,101	3,930,101	3,835,778

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 3.0%, Due 7/12	766,973	771,034	766,973

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 4.0%, Due 7/12	3,805,590	3,825,741	3,805,590

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 7/13	1,750,000	1,758,373	1,750,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 5.6%, Due 10/14	$1,989,924	$1,814,330	$1,384,987

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 12/14	2,000,000	2,028,327	1,466,000

TransAxle LLC Automobile	Senior Secured Loan — Revolving Loan 6.0%, Due 8/11	400,000	397,067	352,400

TransAxle LLC Automobile	Senior Secured Loan — Term Loan 5.8%, Due 9/12	1,477,554	1,477,554	1,301,725

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.1%, Due 7/14	3,736,736	3,581,708	3,557,373

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.9%, Due 4/13	4,339,736	4,339,736	4,031,614

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 9.0%, Due 12/13	6,500,000	6,486,324	5,174,000

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.6%, Due 12/12	526,500	526,500	514,391

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	4,885,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 4.2%, Due 6/13	1,965,050	1,954,720	1,925,749

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	2,000,000	1,923,443	1,784,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	4,132,887	4,161,055	3,686,536

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	9,600,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,795,580	4,800,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 3.7%, Due 6/12	$775,624	$767,066	$684,876

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 0.4%, Due 6/12	668,413	661,032	590,205

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.1%, Due 6/12	167,103	165,259	147,552

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 12/12	2,683,177	2,687,607	1,990,917

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	620,837

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 10/12	633,560	631,128	613,286

Total Investment in Debt Securities (165% of net asset value at fair value)		$430,366,772	$423,859,086	$353,859,007

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$750,000

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,360	166,512

Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	0.0%	42,542	1,853

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	0.9%	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,773,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	$1,500,000	$2,398,000

Park Avenue Coastal Holding, LLC Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,256,659	$5,089,365

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Grant Grove CLO, Ltd.[3,13]	Subordinated Securities, Due 1/21	22.2%	$4,620,951	$2,090,000
Katonah III, Ltd.[3,13]	Preferred Shares, Due 5/15	23.1%	4,500,000	1,660,000
Katonah IV, Ltd.[3,13]	Preferred Shares, Due 2/15	17.1%	3,150,000	590,000
Katonah V, Ltd.[3,13]	Preferred Shares, Due 5/15	26.7%	3,320,000	60,000
Katonah VII CLO Ltd.[3,9,13]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,220,000
Katonah VIII CLO Ltd.[3,9,13]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,250,000
Katonah IX CLO Ltd.[3,9,13]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,220,000
Katonah X CLO Ltd. [3,9,13]	Subordinated Securities, Due 4/20	33.3%	11,324,758	5,190,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares, Due 4/22	100.0%	29,560,886	21,360,000

Total Investment in CLO Fund Securities (16% of net asset value at fair value)			$66,376,595	$34,640,000

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Katonah Debt Advisors, LLC Asset Management Company	Membership Interests	100%	$37,151,495	$54,731,312

PKSIL Asset Management Company	Class A Shares	100%	1,793,276	—

PKSIL Asset Management Company	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates (24% of net asset value at fair value)			$38,948,271	$54,734,812

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value (as restated)[2]
US Bank Eurodollar Sweep CL2[3,11]	Time Deposit	0.10%	$10,462,702	$10,462,702
JP Morgan Asset Account	Time Deposit	0.20%	1,723,294	1,723,294
JP Morgan Business Money Market Account[12]	Money Market Account	0.19%	10	10

Total Investment in Time Deposit and Money Market Accounts (6% of net asset value at fair value)			$12,186,006	$12,186,006

Total Investments[5] (214% of net asset value at fair value)			$546,626,617	$460,509,190

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

[3]	Non-U.S. company or principal place of business outside the U.S.
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

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

	Six Months Ended June 30,
	2009	2008
	(as restated)	(as restated)
Per Share Data:
Net asset value, at beginning of period	$9.03	$14.38
Net income (loss)
Net investment income[1]	0.56	0.86
Net realized losses[1]	(0.23)	(0.03)
Net change in unrealized appreciation/depreciation on investments[1]	0.54	(2.74)

Net loss	0.87	(1.91)
Net decrease in net assets resulting from distributions
From net investment income	(0.24)	(0.82)

Net decrease in net assets resulting from distributions	(0.24)	(0.82)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including dividend reinvestment plan)	—	1.26
Issuance of common stock under dividend reinvestment plan	0.05	0.06
Stock based compensation expense	0.02	0.02

Net increase in net assets relating to stock-based transactions	0.07	1.34

Net asset value, end of period	$9.73	$12.99

Total net asset value return[2]	10.4%	(3.9)%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.64	$12.00
Per share market value at end of period	$6.32	$10.00
Total market return[3]	80.1%	(9.8)%
Shares outstanding at end of period	22,077,720	21,334,732
Net assets at end of period	$214,762,715	$277,199,918
Portfolio turnover rate[4]	0.9%	11.1%
Average debt outstanding	$245,700,052	$244,890,110
Asset coverage ratio	192%	$221%
Ratio of net investment income to average net assets[5]	11.9%	12.6%
Ratio of total expenses to average net assets[5]	5.9%	7.8%
Ratio of interest expense to average net assets[5]	3.0%	4.4%
Ratio of non-interest expenses to average net assets[5]	2.9%	3.4%

1	Based on weighted average number of common shares outstanding for the period.
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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of June 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The standard explicitly recognizes rules and interpretive releases of the Commission under federal securities laws as authoritative GAAP for SEC registrants. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed the Company’s references to U.S. GAAP accounting standards but did not impact its results of operations, financial position or liquidity.

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

The Company engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% and 40% of its portfolio at fair value as of December 31, 2009 and December 31, 2008. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s annual year end valuation process.

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

The Company’s valuation methodology and procedures are as follows:

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

Loans and Debt Securities. To the extent that the Company’s investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, most of the Company’s investments are illiquid investments with little or no trading activity. Further, the Company has been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments the Company owns. As a result, for most of its assets, the Company determines fair value using alternative methodologies using available market data, as adjusted, to reflect the types of assets the Company owns, their structure, qualitative and credit attributes and other asset specific characteristics.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) the net asset value (“NAV”) of the CLO Fund for CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by the Company, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

Due to the individual attributes of each CLO Fund security, they are classified as a Level III investment unless specific trading activity can be identified at or near the valuation date. When available, observable (as described in Note 4. “Investments” below) market information will be identified, evaluated and weighted accordingly in the application of such data to the present

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

For bond rated tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

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

Interest Income. Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2009, eight issuers representing 4% of total investments at fair value were considered in default.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Recent Accounting Pronouncements

Two-Class Method of Presenting Earnings Per Share. In June 2008, Accounting Standards Codification—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years. The Company adopted this standard beginning with its financial statements ended March 31, 2009 and, as required, applied this standard retroactively to all reported periods. The adoption of this standard did not have a material impact on the Company’s calculations of earnings per share.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and six months ended June 30, 2009 and 2008:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
	(as restated) (unaudited)	(as restated) (unaudited)	(as restated) (unaudited)	(as restated) (unaudited)
Net increase (decrease) in stockholders’ equity from operations	$12,982,360	$6,290,804	$21,877,859	$5,713,411
Net income (loss) from operations allocated to non-vested share awards	197,008	6,138	333,196	2,951

Distributable earnings available to common stockholders	$12,785,351	$6,284,665	$21,544,663	$5,710,460

Weighted average number of common shares outstanding for basic EPS computation	22,026,253	20,322,611	21,947,069	19,198,778
Effect of dilutive securities - stock options	4	—	—	—

Weighted average number of common and common stock equivalent shares outstanding for diluted EPS computation	22,026,257	20,322,611	21,947,069	19,198,778

Basic and diluted earnings per common share:
Net income (loss) from operations	$0.58	$0.31	$0.98	$0.30
Net income (loss) from operations allocated to non-vested share awards	0.01	—	0.02	—

Net increase (decrease) in stockholders’ equity from operations	$0.59	$0.31	$1.00	$0.30

            Effective January 1, 2008, the accounting for unvested share-based payment awards included in the calculation of earnings per share changed. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are now participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. The unvested restricted shares were excluded from the calculation of diluted EPS for the year ended December 31, 2008 because their inclusion would have been anti-dilutive.

Options to purchase 40,000 and 20,000 shares were not included in the computation of diluted earnings per share for the periods ended June 30, 2009 and 2008, respectively, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following table shows the Company’s portfolio by security type at June 30, 2009 and December 31, 2008:

	June 30, 2009 (as restated) (unaudited)			December 31, 2008 (as restated)
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$6,465,240	$6,465,240	3%	$12,185,996	$12,185,996	6%
Money Market Account	3,876	3,876	—	10	10	—
Senior Secured Loan	199,853,118	170,828,925	80	235,123,695	204,210,564	104
Junior Secured Loan	143,514,449	123,185,981	57	143,370,524	115,894,790	59
Mezzanine Investment	37,169,543	28,995,038	14	37,097,183	30,208,653	15
Senior Subordinated Bond	3,007,686	1,065,000	—	3,008,197	1,305,000	1
Senior Unsecured Bond	5,315,690	2,368,000	1	5,259,487	2,240,000	1
CLO Fund Securities	68,158,309	42,261,000	20	66,376,595	34,640,000	17
Equity Securities	5,256,659	4,665,486	2	5,256,659	5,089,365	3
Affiliate Asset Managers	38,917,322	56,503,709	26	38,948,271	54,734,812	28

Total	$507,661,892	$436,342,255	203%	$546,626,617	$460,509,190	234%

[1]	Calculated as a percentage of NAV.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009 (as restated) (unaudited)			December 31, 2008 (as restated)
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$34,482,761	$32,934,061	15%	$35,545,254	$34,302,224	17%
Asset Management Companies[2]	38,917,322	56,503,709	26	38,948,271	54,734,812	28
Automobile	9,332,166	4,264,850	2	8,811,625	4,088,939	2
Broadcasting and Entertainment	2,984,392	2,970,000	1	2,982,607	2,559,000	1
Buildings and Real Estate[3]	37,960,128	14,209,468	7	38,404,495	16,231,874	8
Cargo Transport	19,914,771	18,968,669	9	20,099,157	18,578,287	9
Chemicals, Plastics and Rubber	6,679,074	6,657,600	3	6,613,081	5,934,900	3
CLO Fund Securities	68,158,309	42,261,000	20	66,376,595	34,640,000	18
Containers, Packaging and Glass	7,063,849	6,815,467	3	7,347,292	6,784,104	3
Diversified/Conglomerate Manufacturing	4,068,639	3,876,573	2	6,282,124	6,054,461	3
Diversified/Conglomerate Service	15,766,260	14,628,280	7	15,868,152	14,883,678	8
Ecological	2,708,146	2,692,149	1	2,721,193	2,605,061	1
Electronics	14,895,055	11,848,500	6	15,172,568	11,999,923	6
Farming and Agriculture	4,299,249	819,070	—	4,298,336	1,538,550	1
Finance	6,391,984	5,745,125	3	14,979,849	11,412,985	6
Healthcare, Education and Childcare	44,900,817	45,503,503	21	49,379,475	47,532,926	24
Home and Office Furnishings, Housewares, and Durable Consumer Goods	20,155,793	18,257,219	9	21,331,162	19,153,711	10
Hotels, Motels, Inns and Gaming	6,183,586	5,243,827	2	6,322,276	5,696,447	3
Insurance	4,846,403	4,400,000	2	10,983,041	10,043,769	5
Leisure, Amusement, Motion Pictures, Entertainment	16,212,176	14,873,806	7	16,929,910	15,662,814	8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	33,044,738	30,982,966	14	35,514,554	33,334,790	17
Mining, Steel, Iron and Non-Precious Metals	21,270,731	16,973,289	8	21,751,631	18,804,986	10
Oil and Gas	5,998,456	5,852,000	3	5,998,263	5,768,000	3
Personal and Non Durable Consumer Products (Mfg. Only)	15,071,430	10,450,908	5	15,208,764	11,373,174	6
Personal, Food and Miscellaneous Services	14,740,651	11,283,393	5	14,722,088	11,101,381	6
Printing and Publishing	24,338,846	21,883,645	10	29,914,605	24,922,487	13
Retail Stores	3,547,864	3,377,567	2	3,755,829	3,455,363	2
Time Deposits and Money Market Account	6,469,116	6,469,116	3	12,186,006	12,186,006	6
Utilities	17,259,180	15,596,495	7	18,178,414	15,124,538	7

Total	$507,661,892	$436,342,255	203%	$546,626,617	$460,509,190	234%

[1]	Calculated as a percentage of NAV.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates.
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

At June 30, 2009 and December 31, 2008, approximately 12% and 12%, respectively, of the Company’s investments were foreign assets (which includes the Company’s investments in CLO Funds, which are typically domiciled outside the U.S., represented approximately 10% and 8% of its portfolio on such dates).

At June 30, 2009 and December 31, 2008, the Company’s ten largest portfolio companies represented approximately 34% and 32%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 13% and 12% of the total fair value of the Company’s investments at June 30, 2009 and December 31, 2008, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 18% and 17% of the total fair value of its investments at June 30, 2009 and December 31, 2008, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of June 30, 2009 and December 31, 2008, the Company had approximately $41 million and $35 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of June 30, 2009 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $26 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2008 was approximately $66 million, and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $32 million.

In May 2009, the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). The Company purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of June 30, 2009 were approximately $1.6 million, $1 million, and $500,000, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value Measurements

The Company follows the provisions of Fair Value Measurements and Disclosures, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard (see Note 2. “Significant Accounting Policies–Investments”).

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following tables summarize the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of June 30, 2009 (as restated) (unaudited) and December 31, 2008 (unaudited) (as restated):

	As of June 30, 2009 (as restated) (unaudited)
	Level I	Level II	Level III	Total
Time deposits and money market account	$—	$6,469,116	$—	$6,469,116
Debt securities	—	—	326,442,944	326,442,944
CLO fund securities	—	—	42,261,000	42,261,000
Equity securities	1,103	—	4,664,383	4,665,486
Asset manager affiliate	—	—	56,503,709	56,503,709

	As of December 31, 2008 (as restated)
	Level I	Level II	Level III	Total
Time deposits and money market account	$—	$12,186,006	$—	$12,186,006
Debt securities	—	—	353,859,007	353,859,007
CLO fund securities	—	—	34,640,000	34,640,000
Equity securities	1,853	—	5,087,512	5,089,365
Asset manager affiliate	—	—	54,734,812	54,734,812

The following tables summarize the Level III investments by valuation procedure as of June 30, 2009 (unaudited) (as restated) and December 31, 2008 (as restated) (unaudited), respectively:

	As of June 30, 2009 (as restated) (unaudited)
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public / private company comparables	76	—	—	13	89
Discounted cash flow	—	10	—	—	10
Residual enterprise value	—	—	1	—	1

Total	76%	10%	1%	13%	100%

	As of December 31, 2008 (as restated)
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public / private company comparables	79	—	—	12	91
Discounted cash flow	—	8	—	—	8
Residual enterprise value	—	—	1	—	1

Total	79%	8%	1%	12%	100%

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company’s management and Audit Committee concluded that the Company would have to restate its previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. Management and the Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash payment-in-kind (“PIK”) investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments (defined by the Company as investments that do not have indicative fair values based upon active trades), which affects the calculation of the Company’s NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, the Company revised the valuation procedures applied to its illiquid investments and its accounting for its non-cash PIK investments. The Company now derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Management retroactively applied such revised valuation procedures to the Company’s portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. As a result, the Company has restated the financial statements for each of those periods to reflect the use of these revised valuation and revenue recognition procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Six Months Ended June 30, 2009 (as restated) (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	570,235	705,464	—	—	1,275,699
Purchases (sales), net	(32,651,012)	1,076,250	—	2,184,120	(29,390,642)
Total loss realized and unrealized included in earnings	4,664,714	5,839,286	(423,130)	(415,223)	9,665,647

Balance, June 30, 2009 (as restated)	$326,442,944	$42,261,000	$4,664,382	$56,503,709	$429,872,035

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$7,582,537	$5,839,286	$(423,130)	$1,799,846	$14,798,539

	Year Ended December 31, 2008 (as restated)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Purchases (sales), net	277,307	28,859,236	170,168	5,478,276	34,784,987
Total gain (loss) realized and unrealized included in earnings	(58,089,577)	(26,695,331)	165,094	(9,328,824)	(93,948,638)

Balance, December 31, 2008	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(57,514,397)	$(26,695,331)	$165,094	$(9,328,824)	$(93,373,458)

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

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components—a senior management fee and a subordinated management fee. At June 30, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. As of June 30, 2009, approximately $3 million of subordinated management fees have been accrued. However, there can be no assurance that these fees will become payable or, if they do become payable, that the

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2009	As of December 31, 2008
	(unaudited)
Secured revolving credit facility, $275 million commitment due September 29, 2010[1]	$233,806,661	$261,691,148

[1]	September 29, 2010 is the last day of the amortization period that the Company has challenged as being wrongfully commenced.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As a result of BMO Capital Markets Corp.’s (the “Agent”) assertion that a Termination Event occurred under the Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), since June 2009 interest under the LFSA has been calculated at a higher default rate (equal to 0.85% above the prime rate plus 0.75%).

Fair Value of Debt. The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $237 million and $252 million at September 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s debt was determined based on market interest rates for similar instruments as of the balance sheet dates.

Advances under the Facility (to the extent available to the Company) are used by the Company primarily to make additional investments. The Facility is secured by loans acquired by the Company with the advances under the Facility. The Company borrows under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding.

In connection with the Facility, the Company is party to the LFSA, by and among the Company as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower (“KCAP Funding” or the “Borrower”), the Agent, U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of June 30, 2009, the Company’s asset coverage ratio was 192%, below the minimum asset coverage level of 200% generally required by the 1940 Act for a BDC to incur new debt, primarily as a result of unrealized fair value losses on the Company’s investments. Until the minimum asset coverage level is met, the Company will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to the Company’s common stock. As a result the Company will be limited in its ability to raise capital to make new investments until the Company’s asset coverage ratio exceeds 200%. However, because the Company has no public debt outstanding, failure to maintain asset coverage of at least 200% will not limit the Company’s ability, under the 1940 Act, to pay dividends from its net investment income. As of April 30, 2010, the Company’s asset coverage ratio exceeded the minimum required under the 1940 Act.

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

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the six months ended June 30, 2009:

Six Months Ended June 30, 2009
(as restated)
(unaudited)
Net increase in stockholders’ equity resulting from operations	$21,877,859
Net change in unrealized (appreciation) on investments	(14,797,790)
Excess capital losses over capital gains	5,132,892
Income not on GAAP books currently taxable	1,374,362
Income not currently taxable	(705,240)
Expenses not currently deductible	341,955
Expenses not on GAAP books currently deductible	(1,166,682)

Taxable income before deductions for distributions	$12,057,356

Taxable income before deductions for distributions per weighted average shares for the period	$0.56

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

At June 30, 2009, the Company had a net capital loss carryforward of $5.8 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

For the quarter ended June 30, 2009, the Company declared a dividend on June 15, 2009 of $0.24 per share for a total of approximately $5 million. The record date was July 9, 2009 and the dividend was distributed on July 29, 2009.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2009 and December 31, 2008, the Company had committed to make a total of approximately $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $855,000 was funded as of June 30, 2009 and approximately $1 million was funded as of December 31, 2008.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

9. LIQUIDITY

As discussed in Note 6, the Company is currently using any income generated by the assets collateralizing its secured credit Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if it wants to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, it is required to distribute to the shareholders substantially all of its investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $292 million represent approximately 65% of the Company’s total assets (at fair value) at June 30, 2009 and contributed approximately 61% of the Company’s investment income for the quarter ended June 30, 2009. Because the Company is using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, the Company may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain its RIC status. In addition, at the end of the amortization period (which the Company has challenged as being wrongfully commenced), the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect the Company’s business, liquidity, financial condition and results of operations. The Company expects that its cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, the Company’s wholly-owned portfolio company, will be adequate to meet the Company’s liquidity needs and distribution requirements over the next twelve months.

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

10. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. On April 28, 2008, the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting. During the six months ended June 30, 2009, the Company issued 301,201 shares of common stock under its dividend reinvestment plan. The total number of shares issued and outstanding was 22,077,720, and 21,776,519 as of June 30, 2009 and December 31, 2008, respectively.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Information with respect to options granted, exercised and forfeited under the Plan for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value at June 30, 2009[1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—	$—
Forfeited	(1,315,000)	$15.52

Outstanding at December 31, 2008	20,000	$11.97
Granted	20,000	$4.93
Exercised	—	$—
Forfeited	—	$—

Outstanding at June 30, 2009	40,000	$8.45	9.5	$27,800

Total vested at June 30, 2009	30,000	$9.62	9.3

[1]	Represents the difference between the market value of the options at June 30, 2009 and the cost for the option holders to exercise the options.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the six months ended June 30, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $16,000. For the six months ended June 30, 2008, non-cash compensation expense related to stock options was approximately $313,000; of this amount approximately $252,000 was expensed at the Company and approximately $61,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the three months ended June 30, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $13,000. For the three months ended June 30, 2008, non-cash compensation expense related to stock options was approximately $157,000; of this amount approximately $128,000 was expensed at the Company and approximately $29,000 was a reimbursable expense allocated to Katonah Debt Advisors. At June 30, 2009, the Company had approximately $9,000 of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized over a weighted average period of 1.0 year.

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

During the six months ended June 30, 2009, 5,333 shares of restricted stock were vested and converted to common shares. As of June 30, 2009, after giving effect to the option cancellations and restricted stock awards, there were options to purchase 4,000 shares of common stock outstanding and there were 334,250 shares of restricted stock. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the six months ended June 30, 2009 is as follows:

	Non-Vested Restricted Shares	Weighted Average Price per Share
Non-vested shares outstanding at January 1, 2008	—	$—
Granted	359,250	$10.73
Vested	(3,000)	$9.21
Forfeited	(16,667)	$9.21

Non-vested shares outstanding at December 31, 2008	339,583	$10.83
Vested	(5,333)	$9.21

Outstanding at June 30, 2009	334,250	$10.84

Total non-vested shares at June 30, 2009	334,250	$10.84

For the six months ended June 30, 2009, non-cash compensation expense related to restricted stock was approximately $464,000; of this amount approximately $323,000 was expensed at the Company and approximately $141,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the six months ended June 30, 2008, the Company recognized non-cash compensation expense related to restricted stock of approximately $13,000. For the three months ended June 30, 2009, non-cash compensation expense related to restricted stock was approximately $232,000; of this amount approximately $162,000 was expensed at the Company and approximately $70,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the three months ended June 30, 2008, the Company recognized non-cash compensation expense related to restricted stock of approximately $13,000. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At June 30, 2009, the Company had approximately $2 million of compensation cost related to unvested restricted stock based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 1.9 years.

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

13. RESTATED FINANCIAL STATEMENTS

The Company’s annual financial statements for 2008, the interim periods within 2008, and the first two quarters of 2009 have been restated to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments (defined by the Company as investments that do not have indicative fair values based upon active trades), which affect the calculation of the Company’s NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, the Company revised the valuation procedures applied to its illiquid investments and its accounting for its non-cash PIK investments. The Company now derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach, and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Management retroactively applied its revised valuation procedures to the Company’s portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. As a result, the Company has restated the financial statements for each of those periods to reflect the use of these revised valuation and revenue recognition procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of June 30, 2009	As Originally Reported	Adjustments	As Restated
Debt Securities	338,972,249	(12,529,305)	326,442,944
CLO Fund securities managed by non-affiliates	3,588,000	(237,000)	3,351,000
CLO Fund securities managed by affiliates	52,865,236	(13,955,236)	38,910,000
Equity securities	4,389,081	276,405	4,665,486
Affiliate investments	56,503,709	—	56,503,709
Net unrealized depreciation on investments	(46,248,864)	(25,070,774)	(71,319,638)
Total stockholders’ equity	241,207,851	(26,445,136)	214,762,715
Net asset value per share	11.09	(1.36)	9.73

For the Six Months Ended June 30, 2009	As Originally Reported	Adjustments	As Restated
Interest from investments in debt securities	14,327,758	(1,374,362)	12,953,396
Compensation	1,708,667	(83,208)	1,625,459
Net Investment Income	13,504,115	(1,291,154)	12,212,961
Net change in unrealized depreciation on:
Debt Securities	(11,889,624)	19,472,161	7,582,537
Equity securities	(750)	(423,129)	(423,879)
CLO Fund securities managed by affiliates	3,639,894	3,341,000	6,980,894
CLO Fund securities managed by non-affiliates	(5,603,608)	4,462,000	(1,141,608)
Affiliate asset manager investments	6,570	1,793,276	1,799,846
Net increase (decrease) in Stockholders’ equity resulting from operations	(5,476,295)	27,354,154	21,877,859
Net increase (decrease) in Stockholders’ equity resulting from operations per common share — Basic and Diluted	0.25	0.75	1.00
Net Investment Income per Common Share — Basic and Diluted	0.62	(0.06)	0.56

For the Three Months Ended June 30, 2009	As Originally Reported	Adjustments	As Restated
Interest from investments in debt securities	6,923,006	(692,740)	6,230,266
Compensation	866,094	(41,604)	824,490
Net Investment Income	6,410,474	(651,136)	5,759,338
Net change in unrealized depreciation on:
Debt Securities	(10,360,248)	17,291,186	6,930,938
Equity securities	(196)	(98,455)	(98,651)
CLO Fund securities managed by affiliates	7,046,938	(3,055,000)	3,991,938
CLO Fund securities managed by non-affiliates	(1,804,292)	630,000	(1,174,292)
Affiliate asset manager investments	(1,363,112)	2,061,721	698,609
Net increase (decrease) in Stockholders’ equity resulting from operations	(3,195,956)	16,178,316	12,982,360
Net increase (decrease) in Stockholders’ equity resulting from operations per common share — Basic and Diluted	0.15	0.74	0.59
Net Investment Income per Common Share — Basic and Diluted	0.29	0.03	0.26

As of December 31, 2008	As Originally Reported	Adjustments	As Restated
Debt Securities	384,486,111	(30,627,104)	353,859,007
CLO Fund securities managed by non-affiliates	9,099,000	(4,699,000)	4,400,000
CLO Fund securities managed by affiliates	47,536,236	(17,296,236)	30,240,000
Equity securities	4,389,831	699,534	5,089,365
Affiliate investments	56,528,088	(1,793,276)	54,734,812
Net unrealized depreciation on investments	(32,401,346)	(53,716,082)	(86,117,428)
Total stockholders’ equity	250,282,100	(53,716,082)	196,566,018
Net asset value per share	11.68	(2.51)	9.03

For the Six Months Ended June 30, 2008	As Originally Reported	Adjustments	As Restated
Net change in unrealized depreciation on:
Debt Securities	(8,075,608)	(539,923)	(8,615,531)
Equity securities	(1,199,302)	—	(1,199,302)
CLO Fund securities managed by affiliates	(1,227,456)	—	(1,227,456)
CLO Fund securities managed by non-affiliates	(2,518,521)	—	(2,518,521)
Affiliate asset manager investments	4,700,487	(1,239,203)	3,461,284
Net decrease in Stockholders’ equity resulting from operations	7,492,537	(1,779,126)	5,713,411
Net decrease in Stockholders’ equity resulting from operations per common share — Basic and Diluted	0.39	(0.09)	0.30

For the Three Months Ended June 30, 2008	As Originally Reported	Adjustments	As Restated
Net change in unrealized depreciation on:
Debt Securities	(329,631)	(665,781)	(995,412)
Equity securities	(8,456)	—	(8,456)
CLO Fund securities managed by affiliates	(577,213)	—	(577,213)
CLO Fund securities managed by non-affiliates	(374,142)	—	(374,142)
Affiliate asset manager investments	823,747	(340,701)	483,046
Net increase (decrease) in Stockholders’ equity resulting from operations	7,297,285	(1,006,482)	6,290,803
Net decrease in Stockholders’ equity resulting from operations per common share — Basic and Diluted	0.36	(0.05)	0.31

14. SUBSEQUENT EVENTS

On June 15, 2009 the Company declared a cash dividend of $0.24 per share of common stock for the quarter ended June 30, 2009. The dividends were paid on July 29, 2009 to shareholders of record as of the close of business on July 9, 2009.

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

•

the impact of material weaknesses and significant deficiencies, including the material weaknesses referred to in this Quarterly Report on our ability to report our financial condition and results of operations accurately or on a timely basis;

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

Restatement of Previously Issued Financial Results

We have restated our Balance Sheet and Schedule of Investments as of June 30, 2009 and the related Statements of Operations, Statements of Cash Flows, Statements of Changes in Net Assets and Financial Highlights for the interim period then ended, as well as the comparative 2008 interim financial information. The following discussion and analysis of our financial condition and results of operations incorporate the restated amounts. For more information about the restatement, please see the Explanatory Note to this Quarterly Report and Note 13, “Restated Financial Statements” in the accompanying financial statements.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at June 30, 2009 was $9.73. On June 30, 2009, the last reported sales price of a share of our common stock on The NASDAQ Global Select Market was $6.32.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $9.73 and $9.03 as of June 30, 2009 and December 31, 2008, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2009 (as restated) (unaudited)		December 31, 2008 (as restated)
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$6,465,240	$0.29	$12,185,997	$0.56
Investments in money market accounts	3,876	—	10	—
Investments in debt securities	326,442,944	14.79	353,859,007	16.25
Investments in CLO Fund securities	42,261,000	1.91	34,640,000	1.59
Investments in equity securities	4,665,486	0.21	5,089,365	0.23
Investments in asset manager affiliates	56,503,709	2.56	54,734,812	2.52
Cash	184,929	0.01	251,412	0.01
Restricted Cash	1,346,509	0.06	2,119,991	0.10
Other assets	13,374,488	0.61	6,275,635	0.29

Total Assets	$451,248,181	$20.44	$469,156,229	$21.55
Borrowings	$233,806,661	$10.59	$261,691,148	$12.02
Other liabilities	2,678,805	0.12	10,899,063	0.50

Total Liabilities	$236,485,466	$10.71	$272,590,211	$12.52

NET ASSET VALUE	$214,762,715	$9.73	$196,566,018	$9.03

¹	Our balance sheet at fair value and resulting NAV are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than NAV per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.

Leverage

We use borrowed funds, known as “leverage,” to make investments in an attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts if our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of June 30, 2009, we had $234 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 192%, below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt, primarily as a result of unrealized fair value losses on our investments. Until the minimum asset coverage level is met, we will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to our common stock. As a result we will be limited in our ability to raise capital to make new investments until our asset coverage ratio exceeds 200%. However, because we have no public debt outstanding, failure to maintain asset coverage of at least 200% will not limit our ability, under the 1940 Act, to pay dividends from our net investment income. As of April 30, 2010, our asset leverage ratio exceeded the minimum required under the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in Part II, “Item 1 . Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $218 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

Investment Portfolio Summary Attributes as of and for the Six Months Ended June 30, 2009 (as restated)

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $5 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Results of Operations” for a more detailed description) as of and for the six months ended June 30, 2009:

Debt Securities

•	represent approximately 75% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (52% and 38% of debt securities, respectively);

•	spread across 26 different industries and 85 different entities;

•	average balance per investment of approximately $4 million;

•	all but eight issuers current on their debt service obligations; and

•	weighted average interest rate of 6.3%.

CLO Fund Securities (as of the last monthly trustee report prior to June 30, 2009 unless otherwise specified)

•	represent approximately 10% of total investment portfolio at June 30, 2009;

•	96% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 4% of CLO fund securities are BB-rated bonds;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	ten different CLO Fund securities; six of such CLO Funds are managed by Katonah Debt Advisors; and

•	six CLO Fund securities, representing 16% of all such securities at fair value or 2% of total investments at fair value, are not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 13% of total investment portfolio;

•	represents our 100% ownership of a CLO Fund manager focused on corporate credit investing;

•	has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the six months ended June 30, 2009, Katonah Debt Advisors had pre-tax net income of approximately $1 million; and

•	for the six months ended June 30, 2009, Katonah Debt Advisors made no distributions in the form of a dividend which is recognized as current earnings by the Company.

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

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of the Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

Net Change in Unrealized Depreciation on Investments

During the three and six months ended June 30, 2009, our investments had a net change in unrealized depreciation of approximately $10 million and $15 million, respectively. The net change in unrealized depreciation for the three months ended June 30, 2009 is primarily due to (i) an approximate $7 million net decrease in the market value of certain broadly syndicated loans; (ii) an approximate $3 million increase in the net value of CLO Fund securities; and (iii) an approximate $699,000 decrease in the value of affiliate asset managers.

The net change in unrealized depreciation for the six months ended June 30, 2009 is primarily due to (i) an approximate $8 million net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; (ii) an approximate $6 million decrease in the net value of CLO fund securities; and (iii) an approximate $2 million increase in the value of affiliate asset manager.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended June 30, 2009 and 2008 was an increase of approximately $13 million and $6 million, respectively, or an increase of $0.59 and $0.31 per share, respectively. The net change in stockholders’ equity resulting from operations for the six months ended June 30, 2009 and 2008 was an increase of approximately $22 million, and approximately $6 million, respectively, or an increase of $1.00 and $0.30 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2009 and 2008, net investment income and realized losses was approximately $3 million and $8 million, respectively, or $0.12 and $0.38, per share, respectively. For the six months ended June 30, 2009 and 2008, net investment income and realized losses were approximately $7 million and $16 million, respectively, or $0.32 and $0.82, per share, respectively.

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

The following table shows the Company’s portfolio by security type at June 30, 2009 and December 31, 2008:

	June 30, 2009 (as restated) (unaudited)			December 31, 2008 (as restated)
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$6,465,240	$6,465,240	1%	$12,185,996	$12,185,996	3%
Money Market Account	3,876	3,876	—	10	10	—
Senior Secured Loan	199,853,118	170,828,925	39	235,123,695	204,210,564	44
Junior Secured Loan	143,514,449	123,185,981	28	143,370,524	115,894,790	25
Mezzanine Investment	37,169,543	28,995,038	7	37,097,183	30,208,653	7
Senior Subordinated Bond	3,007,686	1,065,000	—	3,008,197	1,305,000	—
Senior Unsecured Bond	5,315,690	2,368,000	1	5,259,487	2,240,000	—
CLO Fund Securities	68,158,309	42,261,000	10	66,376,595	34,640,000	8
Equity Securities	5,256,659	4,665,486	1	5,256,659	5,089,365	1
Affiliate Asset Managers	38,917,322	56,503,709	13	38,948,271	54,734,812	12

Total	$507,661,892	$436,342,255	100%	$546,626,617	$460,509,190	100%

¹	Represents percentage of total portfolio at fair value.

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

We derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (“Market Yield Approach”) and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy.

Accounting Standards Codification 820, formerly Statement of Financial Accounting Standards No. 157 – Fair Value Measurements (“Fair Value Measurements and Disclosures”) requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

In connection with the restatement, we revised the valuation procedures applied to our illiquid investments. We now derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent loan amendments or other activity specific to the subject asset as described above.

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

Loans and Debt Securities

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

Equity and Equity-Related Securities

Our equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including EBITDA, cash flows less capital expenditures, and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The value of our equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

At June 30, 2009, our investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 6.3%.

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

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At June 30, 2009, approximately 12% of our investments were foreign assets (which includes our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 10% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the Securities and Exchange Commission (the “Commission” or the “SEC”). However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

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

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2009, we had $42 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund securities as of June 30, 2009 and December 31, 2008 are as follows:

			June 30, 2009 (as restated) (unaudited)		December 31, 2008 (as restated)
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,713,559	$2,360,000	$4,620,951	$2,090,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	790,000	4,500,000	1,660,000
Katonah IV, Ltd.	Preferred Shares	17.1	3,150,000	200,000	3,150,000	590,000
Katonah V, Ltd.	Preferred Shares	26.7	3,320,000	1,000	3,320,000	60,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,500,000	1,520,000	4,500,000	1,220,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,400,000	1,530,000	3,400,000	1,250,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,000,000	1,280,000	2,000,000	1,220,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,579,744	7,780,000	11,324,758	5,190,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	29,918,479	25,200,000	29,560,886	21,360,000

Total			$67,081,782	$40,661,000	$66,376,595	$34,640,000

¹	Represents percentage of class held.
²	An affiliate CLO Fund managed by Katonah Debt Advisors.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, or (ii) the NAV of the CLO Fund for CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by us, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAV or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. We determine the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments”) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Valuation of Portfolio Investments”) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

For bond rated tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches as well as prices for similar tranches for other CLO Funds, and also considers other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

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

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of June 30, 2009 were approximately $1.6 million, $1 million, and $500,000, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of June 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management and was valued at approximately $57 million.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2009 (as restated) and for the year ended December 31, 2008, as restated, was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2006	$190,767,384	$20,870,000	$—	$37,574,995	$249,212,379
2007 Activity:
Purchases / originations /draws	336,182,774	14,775,000	5,043,950	75,000	356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net accretion of discount	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
2008 Activity (as restated):
Purchases / originations / draws	$71,949,153	$28,859,236	$212,709	$5,478,276	$106,499,374
Pay-downs / pay-offs / sales	(71,671,847)	—	—	—	(71,671,847)
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Net realized losses	(575,179)	—	—	—	(575,179)
Increase (decrease) in fair value	(57,514,397)	(26,695,331)	124,406	(9,328,824)	(93,414,146)

Fair Value at December 31, 2008	$353,859,007	$34,640,000	$5,089,365	$54,734,812	$448,323,184

2009 Activity:
Purchases / originations / draws	$454,546	$1,076,250	$—	$2,184,120	$3,714,916
Pay-downs / pay-offs / sales	(33,105,558)	—	—	—	(33,105,558)
Net accretion of discount	570,235	705,464	—	—	1,275,699
Net realized losses	(2,917,823)	—	—	(2,215,069)	(5,132,892)
Increase (decrease) in fair value	7,582,537	5,839,286	(423,879)	1,799,846	14,797,790

Fair Value at June 30, 2009	$326,442,944	$42,261,000	$4,665,486	$56,503,709	$429,873,139

We committed to invest up to $2.5 million to fund the operation of PKSIL whose strategy was to form an investment fund to invest in the debt and equity securities of companies that are restructuring due to financial or operational distress and to selectively originate new credit facilities with borrowers that are otherwise unable to access traditional credit markets. During the quarter ended June 30, 2009, both Messrs. Panagos and Katz terminated their employment with PKSIL and PKSIL ceased operations. In connection therewith, we recognized a loss of approximately $2.2 million.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2009 and 2008 as restated.

Investment Income

Investment income for the three months ended June 30, 2009 and 2008 was approximately $9 million and $12 million, respectively. Of these amounts, approximately $6 million and $7 million, respectively, was attributable to interest income on our loan and bond investments. For the three months ended June 30, 2009 and 2008, approximately $2 million and $5 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

Investment income for the six months ended June 30, 2009 and 2008 was approximately $18 million and $27 million, respectively. Of this amount, approximately $13 million and $17 million, respectively, was attributable to interest income on our loan and bond investments. For the six months ended June 30, 2009 and 2008, approximately $5 million and $8 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of June 30, 2009, our investment in Katonah Debt Advisors was approximately $57 million. For the three months ended June 30, 2009 and 2008, Katonah Debt Advisors had pre-tax net income of approximately $714,000 and $870,000, respectively. For the six months ended June 30, 2009 and 2008, Katonah Debt Advisors had pre-tax net income of approximately $1 million and $2 million, respectively. For the three and six months ended June 30, 2009, Katonah Debt Advisors made no distributions of net income. For the six months ended June 30, 2008, Katonah Debt Advisors distributed $350,000 of net income. Katonah Debt Advisors made no distributions of net income for the three months ended June 30, 2008.

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

Total expenses for the three months ended June 30, 2009 and 2008 were approximately $3 million and $5 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $2 million in both periods on average debt outstanding of $237 million and $235 million, respectively. Approximately $824,000 and $2 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended June 30, 2009 and 2008. For the three months ended June 30, 2009, other expenses included approximately $658,000 for professional fees, insurance, administrative and other. For the three months ended June 30, 2008, expenses included approximately $677,000 for professional fees, insurance, administrative and other. For the three months ended June 30, 2009 and 2008, administrative and other costs totaled approximately $268,000 and $306,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Total expenses for the six months ended June 30, 2009 and 2008 were approximately $6 million and $10 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $3 million and $6 million on average debt outstanding of $246 million and $245 million, respectively. Approximately $2 million and $3 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the six months ended June 30, 2009 and 2008. For the six months ended June 30, 2009, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2008, expenses included approximately $2 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2009 and 2008, administrative and other costs totaled approximately $530,000 and $651,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Net Unrealized Appreciation on Investments

During the three months ended June 30, 2009 and 2008, our total investments had a change in net unrealized depreciation of approximately $10 million and $1 million, respectively. For the three months ended June 30, 2009, affiliate asset managers had unrealized depreciation of approximately $699,000 and our middle market portfolio of debt securities, equity securities and CLO Fund securities had unrealized depreciation of approximately $10 million. For the three months ended June 30, 2008, affiliate asset managers had unrealized appreciation of $483,000 offset by unrealized depreciation of approximately $2 million on debt securities, equity securities and CLO Fund securities in our investment portfolio.

During the six months ended June 30, 2009 and 2008, our total investments had a change in net unrealized appreciation of approximately $15 million and depreciation of approximately $10 million, respectively. For the six months ended June 30, 2009, affiliate asset managers had unrealized appreciation of approximately $2 million and our middle market portfolio had unrealized appreciation of approximately $13 million. For the six months ended June 30, 2008, affiliate asset managers had unrealized appreciation of approximately $3 million, offset by unrealized depreciation of $13 million in our middle market portfolio.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three and six months ended June 30, 2009 was approximately $13 million and $22 million, respectively, or $0.59 and $1.00, respectively, per share. The net increase in stockholders’ equity resulting from operations for both the three and six months ended June 30, 2008 was approximately $6 million, or $0.31 and $0.30, respectively, per share.

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

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200% immediately after borrowing. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. Our asset coverage ratio was 192% as of June 30, 2009, below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. See “—Leverage.” As of June 30, 2009 and December 31, 2008 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2009	December 31, 2008
	(as restated)	(as restated)
	(unaudited)
Cash	$184,929	$251,412
Time Deposits	6,465,241	12,185,996
Money Market Accounts	3,876	10
Senior Secured Loan	170,828,925	204,210,564
Junior Secured Loan	123,185,981	115,894,790
Mezzanine Investment	28,995,038	30,208,653
Senior Subordinated Bond	1,065,000	1,305,000
Senior Unsecured Bond	2,368,000	2,240,000
CLO Fund Securities	42,261,000	34,640,000
Equity Securities	4,665,486	5,089,365

Affiliate Asset Managers	56,503,709	54,734,812

Total	$436,527,185	$460,760,602

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

In connection with the Facility, we are party to the LFSA, by and among us as the servicer, KCAP Funding, the Agent, the Trustee and the other lender parties and other parties thereto. As of June 30, 2009 there were outstanding borrowings of approximately $234 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of June 30, 2009 there were financial assets held in the securities account with a market value of approximately $292 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets. The assets securing the Facility represent approximately 65% of our total assets (at fair value) at June 30, 2009 and contributed approximately 61% of our investment income for the six months ended June 30, 2009.

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

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in Part II, “Item 1. Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the three months ended June 30, 2009 and 2008 was approximately $237 million and $235 million, respectively. For the three months ended June 30, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 2% and 4% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of June 30, 2009, we had restricted cash and time deposit balances of approximately $8 million which it maintained in accordance with the terms of the Facility. The Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size.

We are currently using any income generated by the assets collateralizing the Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if we want to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, we are required to distribute to the shareholders substantially all of our investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $292 million represent approximately 65% of our total assets (at fair value) at June 30, 2009 and contributed approximately 61% of the Company’s investment income for the year ended June 30, 2009. Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, liquidity, financial condition and results of operations. We expect that our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our liquidity needs and distribution requirements over the next twelve months.

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

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both June 30, 2009 and December 31, 2008, we had committed to make a total of approximately $3 million respectively, of investments in various revolving senior secured loans, of which approximately $855,000 was funded as of June 30, 2009 and $1 million was funded as of December 31, 2008. As of June 30, 2009 and December 31, 2008, we had no investments in delayed draw senior secured loans.

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

Basis of Presentation

On December 10, 2009, we were advised by Deloitte & Touche LLP (“Deloitte”) that (i) the audit report issued by Deloitte accompanying our financial statements for the year ended December 31, 2008 in our Annual Report on Form 10-K for such year and (ii) Deloitte’s completed interim reviews of our financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in our Quarterly Reports on Form 10-Q for those respective periods should no longer be relied upon. As a result, we indicated in a Current Report on Form 8-K that the financial statements for the specified periods included in such reports should not be relied upon until the foregoing matters were resolved. Following our engagement of Grant Thornton LLP (“Grant Thornton”), we and our Audit Committee concluded that we would have to restate our previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. We and our Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments (defined by us as investments that do not have indicative fair values based upon active trades), which affects the calculation of our NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with this restatement, the Company revised the valuation procedures applied to its illiquid investments and our accounting for our non-cash PIK investments. In connection with the restatement, we revised the valuation procedures applied to our illiquid investments. We now derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or are past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us (ii) the NAV of the CLO Funds which are approaching or are past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by us, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAV or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2009, eight issuers representing 4% of our total investments were on non-accrual status. As of December 31, 2008, two issuers representing 0.2% of our total investments were on non-accrual status.

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

For non-junior class CLO Fund securities, such as the Company’s investment in the class B-2L of the Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

Fee Income

Fee income includes fees, if any, for due diligence, structuring, commitment and facility fees, if any, for transaction services and management services rendered by us to portfolio companies and other third parties. Commitment and facility fees are generally recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service and management service fees are generally recognized as income when the services are rendered.

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Kohlberg Capital Amended and Restated 2006 Equity Incentive Plan to officers and employees for services rendered to us. We follow Compensation—Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants.

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

Fair Value Measurements

On October 10, 2008, FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“ FSP 157-3”) was issued to provide an illustrative example of how to determine the fair value of a financial asset in an inactive market and did not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. As a result, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment portfolio and did not have a material effect on our financial position or results of operations.

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

On April 9, 2009, FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, was issued. This standard requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009 and the adoption of this standard did not affect our financial position or results of operations.

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

Codification of Accounting Standards

In June 2009, the Financial Accounting Standards Board issued SFAS No.168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). When SFAS 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. Its not expected that SFAS 168 will change existing accounting standards, but rather changes the way that companies will refer to accounting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. As a result, we will adopt SFAS 168 for its financial statements covering the period ending September 30, 2009. We do not expect that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2009, approximately 88% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2009, we had $234 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%. However, we are currently required to pay interest on our borrowings under the Facility at the higher default rate equal to 0.85% above the prime rate plus 0.75% due to the alleged breach of our obligations under the Facility asserted by the Agent, which we believe to be without merit.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest income proportionately by approximately $1.5 million over a one-year period. Accordingly, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest expense proportionately by approximately $1.5 million over a one-year period. Because most of our investments at June 30, 2009 were floating rate with a spread to an index similar to our Facility, we would not expect a significant impact on our net interest spread or net asset value.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2009. In connection with the Facility, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

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

In connection with the restatement described above, we engaged VRC, an independent valuation firm, to provide third-party valuation estimates, for approximately 39% and 40% of our investments at fair value as of December 31, 2009 and December 31 2008, respectively. VRC’s valuation estimates were considered as one of the relevant data inputs in our determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of our annual year end valuation process.

Management retroactively applied its revised valuation procedures to our portfolio for each of the periods ended December 31, 2008 (and the quarterly periods included in such year), March 31, 2009 and June 30, 2009. As a result, we have restated the financial statements for each of those periods to correct the errors described elsewhere in this Quarterly Report. See “Explanatory Note” and Part I, “Item 4. Controls and Procedures.”

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15, or the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting, other than as described in Item 9A of the 2009 10-K regarding the material weaknesses described therein and related remediation efforts, subsequent to June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Legal Action against Lenders under the Loan Funding and Servicing Agreement Governing the Facility

On August 28, 2009 the Company and KCAP Funding (the Borrower under the LFSA) filed a complaint in the Supreme Court of the State of New York against the Agent and the other lender parties to the LFSA. The Company’s discussions with the Agent to reach a mutually agreeable amendment to the LFSA were terminated prior to the filing of the complaint. The complaint reflects the Company’s and the Borrower’s beliefs that the Agent’s declaration of a Termination Date (which ended the revolving period and commenced the amortization period) was wrongful and the Agent’s assertion of the occurrence of a Termination Event based upon certain alleged breaches by the Company and the Borrower of their obligations under the LFSA is without merit. The complaint also seeks to clarify the Company’s and the Borrower’s rights and obligation under the LFSA.

In particular, the complaint alleges that the defendants improperly failed to make advances to the Borrower in violation of the terms of the LFSA; that the defendants’ termination of the revolving period was wrongful and improperly triggered the amortization period and default interest rate under the LFSA; that the defendants’ failure to provide relevant documents and disclose information to enable the Company and the Borrower to cure the alleged defaults constitutes material breaches of their obligations under the LFSA; and that the defendants’ actions amount to a scheme to avoid their obligations owed to the Company and the Borrower under the LFSA (i.e., their obligation to lend money on the terms specified in the LFSA) and an anticipatory repudiation of such obligations, thus resulting in extensive and irreparable harm to the Company and the Borrower and a suspension and/or discharge of the Company and the Borrower’s obligations under the LFSA. Based on the foregoing, the complaint requests the court to, among other things:

•	render a declaration that the termination notices were unlawful and invalid and that neither a termination date nor a termination event occurred under the LFSA;

•	order specific performance of the defendants’ obligations to make further advances under the LFSA, to withdraw the termination notices and to refrain from charging the default rate of interest;

•

award the Company and the Borrower a judgment suspending and/or discharging their obligations under the LFSA (as appropriate) as well as a judgment against the defendants in an amount to be determined at trial (but no less than $5,000,000); and

•	award the Company and the Borrower the costs, disbursements and attorneys’ fees of the action.

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action; the Trustee has been voluntarily dismissed without prejudice from the lawsuit; and discovery has commenced.

While the Company and the Borrower intend to vigorously litigate the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. Pursuant to the LFSA, the Company and the Borrower are obligated to indemnify the defendants and their respective affiliates, officers, directors, employees and agents against all of their losses, expenses (including reasonable attorneys’ fees) and non-monetary damages arising out of or as a result of the LFSA, except to the extent resulting from their fraud, gross negligence or willful misconduct. The Company and the Borrower have asserted that no indemnity obligation has been triggered.

The Agent has sent additional notices of Termination Events, which the Company believes and has asserted are without merit, based on its alleged inability to comply with certain covenants under the Facility due to the wrongful declaration of a Termination Date, the accompanying termination of the revolving period and commencement of the amortization period. In addition, on April 2, 2010 the Agent sent a notice alleging that the Company’s failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which the Company also believes and has asserted is without merit based upon a non-material delay.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2008 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any of such risks (or other risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such a case, the NAV and the trading price of our common stock could decline, and you may lose all or part of your investment. Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The disclosure below should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2008 and our other reports filed with the SEC.

The debt we incur could increase the risk of investing in our Company.

As of April 30, 2010, the Facility balance was approximately $187 million and our asset coverage ratio was approximately 212%, above the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. Under the Facility, we must maintain a leverage ratio covenant of at least one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Commission) as of the Facility outstanding balance determination date. While we believe that we are not in material breach of our obligations under the LFSA, including the leverage ratio, there can be no assurance that in connection with the complaint described elsewhere in this Quarterly Report or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and we were unsuccessful in obtaining court relief, we could be forced to pay the remaining balance of the Facility, which would adversely affect our business, liquidity, financial condition and results of operations.

The agreements governing the Facility and the related funding and servicing agreement contain various covenants that limit our discretion in operating our business and also include certain financial covenants. In addition, our lenders have declared a Termination Date under the LFSA.

We have entered into a credit facility that is backed by a revolving pool of loans. Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield, limitations on delinquencies and charge-offs and a maximum leverage ratio, a violation of any of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. An event of default under the Facility could result, among other things, in the termination of the availability of further funds under the Facility and an accelerated maturity date for all amounts outstanding under the Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC. If we default under certain provisions of the Facility, the remedies available to the lender may limit our ability to declare dividends. As described below and elsewhere in this Quarterly Report, the Agent and the lenders have declared a Termination Date under the LFSA, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the LFSA and we have filed a complaint against the Agent and the lenders alleging, among other things, that the termination of the revolving period and the commencement of the amortization period were wrongful.

In connection with the Facility, we are party to a LFSA, dated as of February 14, 2007, by and among us, the Agent, the Trustee and the other lender parties and other parties thereto. As of December 31, 2009, there were outstanding borrowings of approximately $218 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of June 30, 2009 there were financial assets held in the securities account with a market value of approximately $292 million.

In August 2008, we were notified by the lenders that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility. The lenders proposed new terms as a condition to extending the underlying liquidity purchase agreements. We viewed such proposed terms as unfavorable and did not accept them, which caused the Agent and the lenders to declare a Termination Date, based upon their contention that the underlying liquidity purchase agreements had expired, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the Facility. On June 9, 2009, we received a letter from a representative of the lenders alleging that our failure to determine ratings on certain pledged loans and our alleged breach of certain covenants had resulted in the occurrence of a Termination Event under the LFSA and that, as a result, the interest payable under the LFSA would be calculated at the higher default rate (equal to 0.85% above the prime rate plus 0.75%) applicable to periods in which a Termination Event had occurred and was continuing. In a letter dated June 11, 2009, we rejected the alleged breaches and the alleged occurrence of a Termination Event and also asserted that the termination of the revolving period and commencement of the amortization period under the LFSA were wrongful. On August 28, 2009, we filed a complaint in the Supreme Court of the State of New York against the Agent and other lender parties to the LFSA. The complaint reflects our beliefs that the termination of the revolving period under the LFSA (and the corresponding commencement of the amortization period) were wrongful and that the lenders’ assertions that we breached our obligations under the LFSA and that a Termination Event had occurred are without merit. The complaint also seeks to clarify our rights and obligations under the LFSA

Since September 2008, all principal and excess interest collected from the assets securing the Facility under the LFSA has been and continues to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that we have challenged as being wrongfully commenced) . Since June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%) and we have been paying interest calculated at such higher rate under protest.

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

If we are not able to amend, refinance or renew our debt on terms acceptable to us or if we receive an unfavorable outcome from the legal action we are taking regarding the LFSA, our operations could be adversely affected.

From the fourth quarter of 2008 until August 28, 2009, we were engaged in discussions with the Agent under the LFSA regarding a potential extension of the LFSA in exchange for an increase in the interest rate payable pursuant to the LFSA.

On June 9, 2009, we and the Trustee received a letter from the Agent asserting that our alleged failure to determine ratings on certain pledged loans and our alleged breach of certain covenants under the LFSA had resulted in a Termination Event. This letter also stated that, as a result of the alleged occurrence of a Termination Event, the Agent would calculate the interest payable under the LFSA at the higher default rate (equal to 0.85% above the prime rate plus 0.75%). In a letter dated June 11, 2009, we rejected the alleged breaches and the alleged occurrence of a Termination Event and also asserted that the declaration of the Termination Date (which ended the revolving period and commenced the amortization period) was wrongful. For a period of time we engaged in correspondence with the Agent maintaining our denial of any breach of the LFSA (and denial of the existence of any Termination Event) and rejecting as invalid any basis for the Agent’s declaration of the Termination Date and increase in the interest rate payable under the LFSA. As a consequence of the failure to reach an agreement, on August 28, 2009, we filed a complaint in the Supreme Court of the State of New York against the Agent and the other lender parties to the LFSA. The complaint reflects our beliefs that the Agent’s declaration of the Termination Date (which ended the revolving period and commenced the amortization period) was wrongful and that the Agent’s assertion of the occurrence of a Termination Event and its allegation that we breached our obligations under the LFSA are without merit. The complaint also seeks to clarify our rights and obligations under the LFSA. Since the time the complaint was filed, the Agent, the lender, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action, U.S. Bank National Association, as Trustee, has been voluntarily dismissed without prejudice from the lawsuit, and discovery has commenced. The Agent has sent additional notices of Termination Events, which the Company and the Borrower believe and have asserted are without merit, based on the Company’s and the Borrower’s alleged inability to comply with certain covenants under the LFSA due to the actions by the Agent and the lenders in wrongfully declaring a Termination Date.

While we intend to vigorously litigate the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by us or our exposure associated with this litigation can be determined at this time and there can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Quarterly Report. Further, there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. An unfavorable decision or determination that we are required to pay the higher rate of interest under LFSA for an extended period of time, could have an adverse effect on our business, liquidity and financial condition. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and we were unsuccessful in obtaining court relief, we could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. Due to the current economic environment and the severely limited availability of credit, we may not be able to enter into another facility to replace the Facility whether or not any of the foregoing should occur.

Following a default under the LFSA relating to the Facility, we may not have the ability to manage the assets securing the Facility, which may adversely impact our liquidity and operations.

In the case of a default under the LFSA relating to the Facility, the Agent may exercise its right under the securities account control agreement entered into in respect of the security interest granted to the Trustee, as agent, pursuant to the LFSA to take exclusive control of the financial assets in the securities accounts covered by the securities account control agreement. In such case, the Trustee will no longer accept instructions from us regarding management of such financial assets under the LFSA and the Trustee will act at the direction of the Agent in respect of all matters relating to such financial assets. The securities account control agreement provides that the Agent will not exercise its right to take exclusive control of the financial assets in the securities account covered by the securities account control agreement unless there has occurred a Termination Event (as defined in the LFSA). If we are prevented by the Agent from effecting transactions in the collateral securing the Facility, we may suffer losses (or greater losses than we otherwise would have suffered) in respect of the collateral, which could have a material adverse effect on our business, financial condition and results of operations. To date, notwithstanding the notice of an alleged Termination Event, the Agent has not provided the Company or KCAP Funding with any notice of such action to exercise such rights of control. However, there can be no assurance that the Agent will not take such action in the future or that we will be able to reach a resolution with the Agent regarding the alleged breach of our obligations under the LFSA on terms acceptable to us or at all.

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

2. Ratification of the selection of Deloitte & Touche LLP

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

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1(1)	Amended and Restated Employment Agreement, dated as of August 5, 2009, between Kohlberg Capital Corporation (the “Company”) and Dayl W. Person

10.2(2)	Amended and Restated Employment Agreement, dated as of August 5, 2009, between the Company and Michael I. Wirth

10.3(3)	Amended and Restated Employment Agreement, dated as of August 5, 2009, between the Company and R. Jon Corless

10.4(4)	Amended and Restated Employment Agreement, dated as of August 5, 2009, between Katonah Debt Advisors, L.L.C. and E.A. Kratzman.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the interim period ended June 30, 2009, as filed on August 10, 2009 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the interim period ended June 30, 2009, as filed on August 10, 2009 (File No. 814-00735).
(3)	Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the interim period ended June 30, 2009, as filed on August 10, 2009 (File No. 814-00735).

(4)	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the interim period ended June 30, 2009, as filed on August 10, 2009 (File No. 814-00735).

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
Michael I. Wirth
Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer
(principal financial and accounting officer)

* * * * *

Exhibit Index

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1(1)	Amended and Restated Employment Agreement, dated as of August 5, 2009, between Kohlberg Capital Corporation (the “Company”) and Dayl W. Person

10.2(2)	Amended and Restated Employment Agreement, dated as of August 5, 2009, between the Company and Michael I. Wirth

10.3(3)	Amended and Restated Employment Agreement, dated as of August 5, 2009, between the Company and R. Jon Corless

10.4(4)	Amended and Restated Employment Agreement, dated as of August 5, 2009, between Katonah Debt Advisors, L.L.C. and E.A. Kratzman.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the interim period ended June 30, 2009, as filed on August 10, 2009 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the interim period ended June 30, 2009, as filed on August 10, 2009 (File No. 814-00735).
(3)	Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the interim period ended June 30, 2009, as filed on August 10, 2009 (File No. 814-00735).

(4)	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the interim period ended June 30, 2009, as filed on August 10, 2009 (File No. 814-00735).