Form 10-Q
period 2009-09-30
Kohlberg Capital CORP
filed 2010-05-28
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of outstanding shares of common stock of the registrant as of October 31, 2009 was 22,363,281.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 contains restated financial information for the year ended December 31, 2008 (as well as for the comparative periods ended September 30, 2008). Concurrent with the filing of this Form 10-Q, the Company is filing with the Securities and Exchange Commission (1) amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2009 (the “Q1 2009 10-Q/A”) and June 30, 2009 (the “Q2 2009 10-Q/A”), (2) an Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”), and (3) a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Q1 2010 10-Q”). The Q1 2009 10-Q/A contains restated financial information for the three months ended March 31, 2009 (as well as for the comparative period of 2008) and for the year ended December 31, 2008. The Q2 2009 10-Q/A contains restated financial information for the three and six months ended June 30, 2009 (as well as for the comparative periods of 2008) and for the year ended December 31, 2008. The 2009 10-K contains restated financial information for the year ended December 31, 2008 (as well as restated unaudited financial information for each of the four quarters of 2008 and the first two quarters of 2009), and the Q1 2010 10-Q contains restated financial information for the three months ended March 31, 2009. The company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2008 and previously filed Quarterly Reports on Form 10-Q for the quarterly periods in 2008 have not been amended for the restatement affecting 2008 and should not be relied upon.

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

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of September 30, 2009	As of December 31, 2008
	(unaudited)	(as restated)
ASSETS
Investments at fair value:
Time deposits (cost: 2009—$12,237,636; 2008—$12,185,996)	$12,237,636	$12,185,996
Money market account (cost: 2009—$1,939; 2008—$10)	1,939	10
Debt securities (cost: 2009—$377,547,089; 2008—$423,859,086)	323,347,630	353,859,007
CLO fund securities managed by non-affiliates (cost: 2009—$15,684,673; 2008—$15,590,951)	3,651,000	4,400,000
CLO fund securities managed by affiliate (cost: 2009—$52,491,910; 2008—$50,785,644)	43,065,000	30,240,000
Equity securities (cost: 2009—$5,214,118; 2008—$5,256,659)	4,520,234	5,089,365
Asset manager affiliates (cost: 2009—$40,751,511; 2008—$38,948,271)	56,744,027	54,734,812

Total Investments at fair value	443,567,466	460,509,190
Cash	116,485	251,412
Restricted cash	537,197	2,119,991
Interest and dividends receivable	3,636,631	4,168,599
Receivable for open trades	3,129,295	—
Due from affiliates	1,339	390,590
Other assets	932,085	1,716,447

Total assets	$451,920,498	$469,156,229

LIABILITIES
Borrowings	$227,864,497	$261,691,148
Payable for open trades	—	1,955,000
Accounts payable and accrued expenses	3,102,588	3,064,403
Dividend payable	—	5,879,660

Total liabilities	$230,967,085	$272,590,211

Commitments and contingencies (note 8)

STOCKHOLDERS’ EQUITY

Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,255,149 and 21,766,519 common shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	$219,530	$214,369
Capital in excess of par value	282,625,649	280,284,330
Accumulated undistributed net investment income	8,052,272	2,865,434
Accumulated net realized losses	(9,582,628)	(680,687)
Net unrealized depreciation on investments	(60,361,410)	(86,117,428)

Total stockholders’ equity	$220,953,413	$196,566,018

Total liabilities and stockholders’ equity	$451,920,498	$469,156,229

NET ASSET VALUE PER COMMON SHARE	$9.93	$9.03

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Investment Income:
Interest from investments in debt securities	$5,855,051	$7,925,084	$18,808,447	$25,089,244
Interest from cash and time deposits	5,092	57,330	14,778	200,902
Dividends from investments in CLO fund securities managed by non-affiliates	355,726	962,864	1,174,026	4,712,758
Dividends from investments in CLO fund securities managed by affiliate	2,035,789	1,248,378	6,246,918	5,175,570
Dividends from affiliate asset manager	—	1,000,000	—	1,350,000
Capital structuring service fees (expense)	(6,814)	134,897	272,401	1,398,445

Total investment income	8,244,844	11,328,553	26,516,570	37,926,919

Expenses:
Interest and amortization of debt issuance costs	3,137,425	2,430,839	6,223,077	8,176,051
Compensation	760,759	747,339	2,386,218	3,456,054
Professional fees	471,191	367,367	1,111,823	1,287,441
Insurance	95,662	64,766	273,136	203,181
Administrative and other	303,175	263,898	832,724	914,917

Total expenses	4,768,212	3,874,209	10,826,978	14,037,644

Net Investment Income	3,476,632	7,454,344	15,689,592	23,889,275
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(3,769,049)	13,365	(8,901,941)	(608,628)
Net change in unrealized appreciation (depreciation) on:
Debt securities	8,218,083	(7,061,875)	15,800,620	(15,677,407)
Equity securities	(102,710)	885,968	(526,590)	(313,333)
CLO fund securities managed by affiliate	4,137,840	(657,816)	11,118,734	(1,885,273)
CLO fund securities managed by non-affiliate	298,886	3,132,273	(842,722)	613,752
Affiliate asset manager investments	(1,593,871)	(354,370)	205,975	3,106,913

Net realized and unrealized depreciation on investments	7,189,179	(4,042,455)	16,854,076	(14,763,976)

Net Increase in Net Assets Resulting From Operations	$10,665,811	$3,411,889	$32,543,668	$9,125,299

Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted	$0.48	$0.16	$1.48	$0.46
Net Investment Income Per Common Share—Basic and Diluted	$0.16	$0.34	$0.71	$1.19
Net Investment Income and Net Realized Gains/Losses Per Common Share—Basic and Diluted	$(0.01)	$0.34	$0.31	$1.16
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	22,194,690	21,649,681	22,030,517	20,021,709

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30,
	2009	2008
		(as restated)
Operations:
Net investment income	$15,689,592	$23,889,275
Net realized loss from investment transactions	(8,901,941)	(608,628)
Net change in unrealized depreciation on investments	25,756,017	(14,155,348)

Net increase (decrease) in net assets resulting from operations	32,543,668	9,125,299

Stockholder distributions:
Dividends from net investment income to common stockholders	(10,396,721)	(23,589,046)
Dividends from net investment income to restricted stockholders	(106,033)	—

Net decrease in net assets resulting from stockholder distributions	(10,502,754)	(23,589,046)

Capital transactions:
Issuance of common stock for dividend reinvestment plan	1,656,531	2,041,838
Issuance of common stock for rights offering	—	26,925,213
Vesting of restricted stock	1,223	—
Stock based compensation	688,727	602,093

Net increase in net assets resulting from capital transactions	2,346,481	29,569,144

Net assets at beginning of period	196,566,018	259,068,164

Net assets at end of period (including undistributed net investment income of $8,052,272 in 2009 and accumulated distributions in excess of net investment income of $1,351,756 in 2008)	$220,953,413	$274,173,561

Net asset value per common share	$9.93	$12.65
Common shares outstanding at end of period	22,255,149	21,676,660

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2009	2008
		(as restated)
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$32,543,668	$9,125,299
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operations:
Net realized losses on investment transactions	8,901,941	608,628
Net change in unrealized depreciation on investments	(25,756,017)	14,155,347
Net accretion of discount on securities	(1,504,703)	(1,530,663)
Amortization of debt issuance cost	618,520	315,841
Purchases of investments	(4,597,657)	(106,510,316)
Capital contribution to affiliate asset manager	(3,600,016)	—
Payment-in-kind interest	(3,801)	(1,018,922)
Proceeds from sale and redemption of investments	38,417,685	66,826,832
Stock based compensation expense	688,725	602,092
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	531,968	1,793,929
(Increase) decrease in other assets	165,840	221,448
Decrease (increase) in due from affiliates	389,251	(707,299)
Increase (decrease) in accounts payable and accrued expenses	38,185	(2,419,898)

Net cash provided by (used in) operating activities	46,833,589	(18,537,682)

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	1,223	26,925,213
Dividends paid in cash	(14,725,882)	(20,987,280)
Proceeds from issuance of debt	—	50,000,000
Cash paid on repayment of debt	(33,826,651)	(35,000,000)
Decrease (increase) in restricted cash	1,582,794	(652,662)

Net cash (used in) provided by financing activities	(46,968,516)	20,285,271

CHANGE IN CASH	(134,927)	1,747,589
CASH, BEGINNING OF PERIOD	251,412	2,088,770

CASH, END OF PERIOD	$116,485	$3,836,359

Supplemental Information:
Interest paid during the period	$5,436,585	$7,005,941
Non-cash dividends paid during the period under the dividend reinvestment plan	$1,656,532	$2,041,838

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of September 30, 2009

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.0%, Due 6/13	$324,418	$324,418	$317,606

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 5.0%, Due 6/13	240,000	233,841	234,960

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.1%, Due 6/13	1,607,240	1,607,240	1,573,488

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	1,914,796

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 6.8%, Due 3/13	412,667	412,667	412,667

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 3/13	5,219,471	5,219,471	5,219,471

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 2.3%, Due 4/13	1,832,209	1,831,289	1,746,095

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.3%, Due 5/13	426,149	421,973	363,505

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.3%, Due 5/13	3,045,918	3,016,069	2,598,168

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 3.8%, Due 6/14	5,855,188	5,855,188	5,661,967

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.0%, Due 8/13	4,000,000	4,034,105	3,976,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 4.6%, Due 3/14	$1,685,609	$1,693,363	$1,660,325

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 4.6%, Due 12/12	4,071,697	4,045,668	4,071,697

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,980,682	3,980,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,743,705	3,300,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,968,913	4,000,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.5%, Due 7/13	2,425,000	2,449,882	1,665,975

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.3%, Due 7/12	1,890,497	1,897,637	1,657,965

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	3,556,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,470,026	4,470,026	4,470,026

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	2,955,038	2,920,638	2,955,038

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.5%, Due 3/13	1,681,952	1,677,036	1,570,943

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 3.3%, Due 9/12	8,548,100	8,567,993	8,300,205

CEI Holdings, Inc. (Cosmetic Essence)[6,10] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.3%, Due 3/13	1,458,107	1,407,022	972,606

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,770,010	2,747,218	2,409,908

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Charlie Acquisition Corp.[10] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,769,404	$7,347,015

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 2.8%, Due 6/14	2,932,500	2,932,500	2,472,098

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 7/14	3,928,361	3,914,667	2,844,133

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 1/15	2,000,000	1,970,837	1,062,000

Coastal Concrete Southeast, LLC[10] Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,616,302	957,672

Cooper-Standard Automotive Inc[6,10] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,315,690	400,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 5.7%, Due 10/13	1,000,000	1,006,674	1,000,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 7.7%, Due 4/14	7,700,000	7,529,193	7,230,300

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 6.0%, Due 6/12	2,652,244	2,652,244	2,652,244

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.0%, Due 10/14	4,708,231	4,303,293	4,049,079

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 5/15	3,000,000	2,968,799	2,823,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.5%, Due 7/15	6,000,000	5,479,427	6,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 6.3%, Due 12/14	5,000,000	5,000,000	4,970,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 12/13	4,299,591	4,303,159	4,153,405

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.3%, Due 7/13	$4,397,844	$4,397,844	$4,327,478

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.3%, Due 4/12	4,000,000	4,000,000	3,916,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 5.0%, Due 12/12	4,052,920	4,057,683	4,052,920

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 3.4%, Due 11/12	1,542,580	1,459,551	1,542,580

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 3.3%, Due 10/13	3,208,000	3,208,000	3,208,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.0%, Due 9/14	2,447,186	2,258,698	2,114,369

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 3.5%, Due 12/13	1,949,918	1,948,260	1,737,377

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,007,427	1,980,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,554	1,968,000

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 8.5%, Due 6/11	1,257,143	1,224,101	106,857

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 8.5%, Due 6/11	2,694,857	2,624,028	229,063

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 12.5%, Due 6/12	3,000,000	2,715,997	60,000

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 10/14	5,000,000	4,853,763	4,615,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 10/14	$1,000,000	$1,000,000	$952,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.8%, Due 4/14	3,723,929	3,598,563	3,429,738

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	3,000,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	2,706,883	2,701,625	2,706,883

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.5%, Due 4/13	3,547,864	3,547,864	3,441,428

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 5.0%, Due 3/13	2,973,711	2,973,711	1,932,912

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 3.8%, Due 5/12	4,037,531	4,047,124	3,948,705

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,014,779	3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,541,180	9,524,748	8,606,144

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.3%, Due 12/13	5,371,429	5,384,794	2,454,743

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.2%, Due 12/14	5,000,000	5,000,000	3,060,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 3.8%, Due 8/13	2,000,000	2,011,850	1,758,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 1/10	3,875,156	3,863,923	116,255

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 11.5%, Due 1/11	2,000,000	1,920,211	7,500

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 13.3%, Due 2/12	$2,332,868	$2,332,868	$1,000

Legacy Cabinets, Inc.[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 8.5%, Due 8/12	2,258,184	2,258,184	1,036,506

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.8%, Due 3/14	2,660,729	2,660,729	1,351,650

LN Acquisition Corp. (Lincoln Industrial)[6]	Junior Secured Loan — Initial Term Loan (Second Lien) 6.1%, Due 1/15	2,000,000	2,000,000	1,834,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.1%, Due 12/12	5,754,849	5,742,326	5,749,094

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.6%, Due 6/13	1,000,000	1,000,000	984,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 3.3%, Due 1/10	1,847,852	1,849,301	1,810,895

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,000,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - 1st Lien 7.8%, Due 12/12	7,756,250	7,756,250	7,756,250

Northeast Biofuels, LP6, 10 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.8%, Due 6/13	1,382,120	1,384,076	208,369

Northeast Biofuels, LP6, 10 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.8%, Due 6/13	57,257	57,338	8,632

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 4.8%, Due 6/11	647,014	647,014	637,309

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.8%, Due 6/11	3,205,675	3,196,430	3,157,589

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	$2,000,000	$2,000,000	$1,620,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	4,886,125	4,886,125	4,886,125

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 2.7%, Due 6/12	1,237,030	1,238,546	1,152,912

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 8.0%, Due 8/14	4,552,106	4,519,306	4,201,594

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 8.4%, Due 6/14	6,650,000	6,495,625	6,098,050

Rhodes Companies, LLC, The[6,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,685,674	1,636,741	237,948

Rhodes Companies, LLC, The[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 12.0%, Due 11/11	2,013,977	2,020,128	12,114

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,985,299	3,000,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.7%, Due 6/13	4,315,210	4,287,366	4,108,080

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.2%, Due 6/12	1,258,041	1,256,141	1,208,978

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.2%, Due 6/12	838,694	837,427	805,985

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.7%, Due 6/14	3,900,176	3,900,176	3,849,474

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 8.3%, Due 7/12	740,287	743,369	735,845

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	$3,672,953	$3,688,248	$3,650,916

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 13.8%, Due 7/13	1,750,000	1,756,981	1,750,000

Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.8%, Due 10/14	982,406	906,944	784,942

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 12/14	2,000,000	2,024,770	1,862,000

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.2%, Due 10/14	3,736,736	3,600,267	3,736,736

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 4.6%, Due 4/13	4,302,894	4,302,894	3,765,032

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 12/13	6,500,000	6,488,400	6,233,500

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	526,500	526,500	526,500

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.5%, Due 6/13	1,887,118	1,878,863	1,879,569

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	2,000,000	1,934,374	1,954,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	4,132,887	4,157,033	4,037,831

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,000,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,820,616	5,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 2.5%, Due 6/12	$769,358	$762,697	$738,584

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 2.5%, Due 6/12	668,412	662,624	641,675

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 2.5%, Due 6/12	167,103	165,656	160,419

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 4.8%, Due 12/12	2,683,177	2,686,773	2,626,830

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	649,162	649,162	649,162

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0%, Due 10/12	595,468	593,631	575,226

Total Investment in Debt Securities (146% of net asset value at fair value)		$382,171,510	$377,547,089	$323,347,630

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$489,476

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,361	192,758

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	580	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,440,000

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	2,398,000

Park Avenue Coastal Holding, LLC[7] Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,214,118	$4,520,234

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,13,14]	Subordinated Securities, Due 1/21	22.2%	$4,714,673	$2,430,000
Katonah III, Ltd.[3,13]	Preferred Shares, Due 5/15	23.1%	4,500,000	1,000,000
Katonah IV, Ltd.[3,13,14]	Preferred Shares, Due 2/15	17.1%	3,150,000	220,000
Katonah V, Ltd.[3,13,14]	Preferred Shares, Due 5/15	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,9,13,14]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,030,000
Katonah VIII CLO Ltd[3,9,13,14]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,750,000
Katonah IX CLO Ltd[3,9,13,14]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,560,000
Katonah X CLO Ltd [3,9,13]	Subordinated Securities, Due 4/20	33.3%	11,585,051	8,210,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares, Due 4/22	100.0%	29,929,871	26,840,000

Total Investment in CLO Equity Securities			$67,099,595	$43,041,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,9,13]	Class B-2L Notes Par Value of $10,500,000 5.5%, Due 4/22	100.0%	$1,076,989	$3,675,000

Total Investment in CLO Rated-Note			$1,076,989	$3,675,000

Total Investment in CLO Fund Securities (21% of net asset value at fair value)			$68,176,584	$46,716,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$40,751,511	$56,744,027

Total Investment in Asset Manager Affiliate (26% of net asset value at fair value)			$40,751,511	$56,744,027

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
US Bank Eurodollar Sweep CL2[3,11]	Time Deposit	0.10%	$11,536,593	$11,536,593
JP Morgan Asset Account	Time Deposit	0.07%	701,043	701,043
JP Morgan Business Money Market Account[12]	Money Market Account	0.15%	1,939	1,939

Total Investment in Time Deposit and Money Market Accounts (6% of net asset value at fair value)			$12,239,575	$12,239,575

Total Investments[5] (201% of net asset value at fair value)			$503,928,877	$443,567,466

1	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2009.
2	Reflects the fair market value of all existing investments as of September 30, 2009, as determined by the Company’s Board of Directors.
3	Non-U.S. company or principal place of business outside the U.S.
4	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in Collateralized Loan Obligation Funds (“CLO Funds”).
5	The aggregate cost of investments for federal income tax purposes is approximately $504 million. The aggregate gross unrealized appreciation is approximately $21 million and the aggregate gross unrealized depreciation is approximately $82 million.
6	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
7	Non-income producing.
8	Warrants having a strike price of $0.01 and expiration date of March 2017.
9	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.
10	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
11	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
12	Money market account holding restricted cash for employee flexible spending accounts.
13	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
14	As of September 30, 2009, these CLO Fund securities were not providing a dividend distribution.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2008

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 6.6%, Due 6/13	$356,819	$356,819	$349,683

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.9%, Due 6/13	960,000	952,585	940,800

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	4,690,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 6/13	1,834,277	1,834,277	1,797,592

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	2,987,580

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.5%, Due 3/13	429,397	429,397	417,803

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.5%, Due 3/13	5,436,949	5,436,949	5,290,151

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 4/13	3,832,209	3,829,883	3,219,056

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.5%, Due 5/13	442,044	436,817	390,767

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.5%, Due 5/13	3,159,324	3,121,965	2,792,842

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 5.0%, Due 6/14	5,900,113	5,900,113	5,310,102

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.2%, Due 8/13	4,000,000	4,040,652	3,520,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 6.5%, Due 3/14	$1,721,939	$1,731,184	$1,682,334

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 6.7%, Due 12/12	4,265,636	4,231,984	4,052,355

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 6.5%, Due 6/14	4,000,000	3,977,593	3,476,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,649,436	2,682,900

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,963,645	3,252,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 8.1%, Due 7/13	2,443,750	2,473,717	1,906,125

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/12	1,955,000	1,964,334	1,769,275

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 5.5%, Due 12/14	4,000,000	4,000,000	3,600,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.1%, Due 6/13	4,937,500	4,937,500	4,937,500

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	4,987,500	4,918,231	4,987,500

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 3.4%, Due 3/13	1,694,554	1,688,542	1,421,731

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 4.4%, Due 9/12	9,208,100	9,234,910	8,655,614

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 6.3%, Due 3/14	1,469,323	1,403,698	1,071,136

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Term Loan (First Lien) 9.3%, Due 10/12	2,792,043	2,763,495	2,512,838

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,744,496	$7,625,381

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 4.2%, Due 6/14	2,955,000	2,955,000	2,290,125

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 4.5%, Due 7/14	3,960,000	3,944,053	3,168,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.2%, Due 1/15	2,000,000	1,966,739	1,454,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment — Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,557,108	5,243,273

Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond — 8.4%, Due 12/14	4,000,000	3,259,487	700,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan — Term Loan (First Lien) 6.0%, Due 8/12	3,959,925	3,723,431	2,111,828

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,900	850,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,501,237	6,237,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 7.5%, Due 6/12	2,748,162	2,748,162	2,649,228

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.1%, Due 10/14	7,000,000	6,309,065	5,117,000

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 5/15	3,000,000	2,964,626	2,619,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 10.1%, Due 7/15	6,000,000	5,411,785	4,860,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	5,000,000	5,000,000	3,450,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 12/13	$4,455,857	$4,460,205	$3,832,037

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 5.8%, Due 7/13	4,781,365	4,781,365	4,637,924

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	9,400,000

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan — Series C Loan 7.3%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 6.3%, Due 4/12	4,000,000	4,000,000	3,920,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 6.6%, Due 12/12	4,320,878	4,327,124	4,234,461

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 6.3%, Due 11/12	1,740,026	1,624,251	1,659,985

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 4.3%, Due 10/13	3,398,000	3,398,000	3,306,254

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.2%, Due 9/14	4,974,811	4,534,131	3,218,703

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Closing Date Term Loan 5.7%, Due 12/10	96,855	97,333	96,855

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan — Delayed Draw Term Loan 5.7%, Due 12/10	46,914	47,146	46,914

Ford Motor Company[6] Automobile	Senior Secured Loan — Term Loan 5.0%, Due 12/13	1,969,849	1,967,877	807,638

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3%, Due 12/16	3,000,000	3,008,197	1,305,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,263	1,848,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Getty Images, Inc. Printing and Publishing	Senior Secured Loan — Initial Term Loan 8.1%, Due 7/15	$2,981,250	$2,981,250	$2,712,938

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — New US Term Loan 4.9%, Due 6/13	2,437,280	2,443,443	2,071,688

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan — Term Loan (First Lien) 6.2%, Due 6/12	2,908,544	2,856,515	1,250,674

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,831,923	3,900,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.7%, Due 10/14	1,000,000	1,000,000	795,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.7%, Due 4/14	3,723,929	3,577,920	3,090,861

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.6%, Due 10/14	3,000,000	3,000,000	2,460,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.0%, Due 9/12	2,727,813	2,721,193	2,605,061

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.7%, Due 4/13	3,755,829	3,755,829	3,455,363

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 4.8%, Due 3/13	3,001,367	3,001,367	2,638,202

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 6.9%, Due 5/12	4,316,295	4,329,467	4,027,104

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 10.9%, Due 5/13	$3,000,000	$3,017,825	$2,757,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 5.2%, Due 9/12	10,090,295	10,068,492	9,182,168

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 7.2%, Due 12/13	5,371,429	5,387,168	3,523,657

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan — Loan 7.0%, Due 6/09	5,000,000	5,006,639	5,000,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 8.5%, Due 12/14	5,000,000	5,000,000	2,900,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.0%, Due 8/13	2,000,000	2,014,136	1,740,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,835,789	290,637

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	8,000

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	9,331

Lear Corporation Automobile	Senior Secured Loan — Term Loan 3.7%, Due 4/12	1,993,927	1,709,640	927,176

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 5.8%, Due 8/12	2,269,824	2,269,824	1,793,161

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 4.5%, Due 3/14	2,731,786	2,731,786	1,693,708

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.8%, Due 1/15	2,000,000	2,000,000	1,914,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 2.8%, Due 6/13	3,305,000	3,324,288	2,776,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Manitowoc Company Inc., The Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term B Loan 6.5%, Due 8/14	$2,000,000	$1,955,000	$1,820,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.6%, Due 12/12	5,899,925	5,884,108	5,663,928

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 9.4%, Due 6/13	1,000,000	1,000,000	940,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,949,367	1,954,403	1,920,127

Mylan Inc. Healthcare, Education and Childcare	Senior Secured Loan — U.S. Tranche B Term Loan 5.0%, Due 10/14	1,969,849	1,912,634	1,792,563

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	2,940,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,050,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - First Lien 7.8%, Due 12/12	8,075,000	8,075,000	7,994,250

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 10.3%, Due 6/13	1,382,120	1,384,467	276,424

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 10.3%, Due 6/13	57,257	57,354	11,451

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 6.8%, Due 6/11	744,382	744,382	730,239

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 6/11	3,680,556	3,665,393	3,610,625

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	5,695,000	5,695,000	5,467,200

Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	1,540,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/12	$1,246,565	$1,248,519	$1,209,168

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 6.8%, Due 8/14	4,937,343	4,896,292	4,438,672

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 10.2%, Due 6/14	6,650,000	6,471,193	5,785,500

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 9.0%, Due 11/10	1,685,674	1,629,483	632,128

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 10.2%, Due 11/11	2,013,977	2,022,278	302,096

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 7.7%, Due 10/13	3,000,000	2,982,607	2,559,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 5.1%, Due 6/13	4,694,560	4,658,215	4,671,088

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	1,430,000	1,427,248	1,424,280

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 5.8%, Due 6/12	953,333	951,498	949,520

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,372,500

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/14	3,930,101	3,930,101	3,835,778

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 3.0%, Due 7/12	766,973	771,034	766,973

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 4.0%, Due 7/12	3,805,590	3,825,741	3,805,590

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 7.5%, Due 7/13	1,750,000	1,758,373	1,750,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan — Initial Tranche B-2 Term Loan 5.6%, Due 10/14	$1,989,924	$1,814,330	$1,384,987

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 12/14	2,000,000	2,028,327	1,466,000

TransAxle LLC Automobile	Senior Secured Loan — Revolving Loan 6.0%, Due 8/11	400,000	397,067	352,400

TransAxle LLC Automobile	Senior Secured Loan — Term Loan 5.8%, Due 9/12	1,477,554	1,477,554	1,301,725

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 6.1%, Due 7/14	3,736,736	3,581,708	3,557,373

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.9%, Due 4/13	4,339,736	4,339,736	4,031,614

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan — Term Loan (Second Lien) 9.0%, Due 12/13	6,500,000	6,486,324	5,174,000

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.6%, Due 12/12	526,500	526,500	514,391

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	4,885,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 4.2%, Due 6/13	1,965,050	1,954,720	1,925,749

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	2,000,000	1,923,443	1,784,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.2%, Due 3/14	4,132,887	4,161,055	3,686,536

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	9,600,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,795,580	4,800,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 3.7%, Due 6/12	$775,624	$767,066	$684,876

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 0.4%, Due 6/12	668,413	661,032	590,205

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.1%, Due 6/12	167,103	165,259	147,552

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 12/12	2,683,177	2,687,607	1,990,917

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	620,837

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 7.3%, Due 10/12	633,560	631,128	613,286

Total Investment in Debt Securities (160% of net asset value at fair value)		$430,366,772	$423,859,086	$353,859,007

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$750,000

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,360	166,512

Allen-Vanguard Corporation[3,7] Aerospace and Defense	Common Shares	0.0%	42,542	1,853

Coastal Concrete Southeast, LLC[7,8] Buildings and Real Estate[4]	Warrants	0.9%	474,140	—

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,773,000

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	$1,500,000	$2,398,000

Park Avenue Coastal Holding, LLC Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,256,659	$5,089,365

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Grant Grove CLO, Ltd.[3,13]	Subordinated Securities, Due 1/21	22.2%	$4,620,951	$2,090,000
Katonah III, Ltd.[3,13]	Preferred Shares, Due 5/15	23.1%	4,500,000	1,660,000
Katonah IV, Ltd.[3,13]	Preferred Shares, Due 2/15	17.1%	3,150,000	590,000
Katonah V, Ltd.[3,13]	Preferred Shares, Due 5/15	26.7%	3,320,000	60,000
Katonah VII CLO Ltd.[3,9,13]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,220,000
Katonah VIII CLO Ltd.[3,9,13]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,250,000
Katonah IX CLO Ltd.[3,9,13]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,220,000
Katonah X CLO Ltd.[3,9,13]	Subordinated Securities, Due 4/20	33.3%	11,324,758	5,190,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares, Due 4/22	100.0%	29,560,886	21,360,000

Total Investment in CLO Fund Securities (16% of net asset value at fair value)			$66,376,595	$34,640,000

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Katonah Debt Advisors, LLC Asset Management Company	Membership Interests	100%	$37,151,495	$54,731,312

PKSIL Asset Management Company	Class A Shares	100%	1,793,276	—

PKSIL Asset Management Company	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates (24% of net asset value at fair value)			$38,948,271	$54,734,812

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value (as restated)[2]
US Bank Eurodollar Sweep CL2[3,11]	Time Deposit	0.10%	$10,462,702	$10,462,702

JP Morgan Asset Account	Time Deposit	0.20%	1,723,294	1,723,294

JP Morgan Business Money Market Account[12]	Money Market Account	0.19%	10	10

Total Investment in Time Deposit and Money Market Accounts (6% of net asset value at fair value)			$12,186,006	$12,186,006

Total Investments[5] (208% of net asset value at fair value)			$546,626,617	$460,509,190

1	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2008.
2	Reflects the fair market value of all existing investments as of December 31, 2008, as determined by the Company’s Board of Directors. Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company revised its valuation procedures and restated the fair value of its investments. See Note 13. “Restated Financial Statements” for more information.
3	Non-U.S. company or principal place of business outside the U.S.
4	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.
5	The aggregate cost of investments for federal income tax purposes is approximately $547 million. The aggregate gross unrealized appreciation is approximately $19 million and the aggregate gross unrealized depreciation is approximately $106 million.
6	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
7	Non-income producing.
8	Warrants having a strike price of $0.01 and expiration date of March 2017.
9	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.
10	Loan or debt securities on non-accrued status and therefore is non-income producing
11	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
12	Money market account holding restricted cash for employee flexible spending accounts.
13	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. These securities may be resold in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended, normally to qualified institutional buyers.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

	Nine Months Ended September 30,
	2009	2008
		(as restated)
Per Share Data:
Net asset value, at beginning of period	$9.03	$14.38
Net income (loss)
Net investment income[1]	0.71	1.19
Net realized losses[1]	(0.40)	(0.03)
Net change in unrealized appreciation/depreciation on investments [1]	0.97	(3.12)

Net loss	1.28	(1.96)
Net decrease in net assets resulting from distributions
From net investment income	(0.48)	(1.16)

Net decrease in net assets resulting from distributions	(0.48)	(1.16)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including dividend reinvestment plan)	—	1.26
Issuance of common stock under dividend reinvestment plan	0.07	0.10
Stock based compensation expense	0.03	0.03

Net increase in net assets relating to stock-based transactions	0.10	1.39

Net asset value, end of period	$9.93	$12.65

Total net asset value return[2]	15.2%	(3.9	) %

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.64	$12.00
Per share market value at end of period	$6.03	$8.59
Total market return[3]	78.6%	(18.7	) %
Shares outstanding at end of period	22,255,149	21,676,660
Net assets at end of period	$220,953,413	$274,173,561
Portfolio turnover rate[4]	1.0%	13.3%
Average debt outstanding	$240,843,511	$242,956,204
Asset coverage ratio	197%	202%
Ratio of net investment income to average net assets[5]	10.0%	12.0%
Ratio of total expenses to average net assets[5]	6.9%	7.1%
Ratio of interest expense to average net assets[5]	4.0%	4.1%
Ratio of non-interest expenses to average net assets[5]	2.9%	2.9%

1	Based on weighted average number of common shares outstanding for the period.
2	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
3	Total market return (not annualized) equals the change in the ending market price over the beginning of period price per share plus dividends, divided by the beginning price.
4	Not annualized
5	Annualized

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of September 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

The accompanying unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2008, as restated and filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The standard explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (the “Commission” or the “SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed the Company’s references to U.S. GAAP accounting standards but did not impact its results of operations, financial position or liquidity.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each fiscal quarter. The Company follows the provisions of ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard as noted below.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

The Company engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 40% of its portfolio at fair value as of December 31, 2008. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s annual year end valuation process.

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

The majority of the Company’s investment portfolio is composed of debt and equity securities with unique contract terms and conditions and/or complexity that requires a valuation of each individual investment that considers multiple levels of market and asset specific inputs, including historical and forecasted financial and operational performance of the individual investment, projected cash flows, market multiples, comparable market transactions, the priority of the security compared with those of other securities for such issuers, credit risk, interest rates, and independent valuations and reviews.

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

Due to the individual attributes of each CLO Fund security, they are classified as a Level III investment unless specific trading activity can be identified at or near the valuation date. When available, observable market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterization of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. The Company evaluates the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

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

Interest Income. Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2009, nine issuers representing approximately 3% of total investments at fair value were considered in default.

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

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing as a component of interest expense. At September 30, 2009, there was an unamortized debt issuance cost of approximately $825,000 included in other assets in the accompanying balance sheet. Amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $619,000 and $316,000, respectively.

Expenses. The Company is internally managed and expenses costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing,

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Net increase (decrease) in stockholders’ equity from operations	$10,665,810	$3,411,889	$32,543,669	$9,125,299
Net income (loss) from operations allocated to non-vested share awards	129,675	55,198	461,696	56,601

Distributable earnings available to common stockholders	$10,536,135	$3,356,691	$32,081,973	$9,068,698

Weighted average number of common shares outstanding for basic EPS computation	22,194,690	21,649,681	22,030,517	20,021,709
Effect of dilutive securities—stock options	5	—	—	—

Weighted average number of common and common stock equivalent shares outstanding for diluted EPS computation	22,194,695	21,649,681	22,030,517	20,021,709

Basic and diluted earnings per common share:
Net income (loss) from operations	$0.47	$0.16	$1.46	$0.45
Net income (loss) from operations allocated to non-vested share awards	0.01	—	0.02	0.01

Net increase (decrease) in stockholders’ equity from operations	$0.48	$0.16	$1.48	$0.46

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

Options to purchase 40,000 and 20,000 shares were not included in the computation of diluted earnings per share for the periods ended September 30, 2009 and 2008, respectively, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

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

The following table shows the Company’s portfolio by security type at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008 (as restated)
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$12,237,636	$12,237,636	6%	$12,185,996	$12,185,996	6%
Money Market Account	1,939	1,939	—	10	10	—
Senior Secured Loan	188,426,126	166,587,438	75	235,123,695	204,210,564	104
Junior Secured Loan	143,591,523	126,455,505	57	143,370,524	115,894,790	59
Mezzanine Investment	37,206,323	26,304,687	12	37,097,183	30,208,653	15
Senior Subordinated Bond	3,007,427	1,980,000	1	3,008,197	1,305,000	1
Senior Unsecured Bond	5,315,690	2,020,000	1	5,259,487	2,240,000	1
CLO Fund Securities	68,176,584	46,716,000	21	66,376,595	34,640,000	17
Equity Securities	5,214,118	4,520,234	2	5,256,659	5,089,365	3
Affiliate Asset Managers	40,751,511	56,744,027	26	38,948,271	54,734,812	28

Total	$503,928,877	$443,567,466	201%	$546,626,617	$460,509,190	234%

[1]	Calculated as a percentage of NAV.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009			December 31, 2008 (as restated)
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$34,009,513	$33,118,344	15%	$35,545,254	$34,302,224	17%
Asset Management Companies[2]	40,751,511	56,744,027	26	38,948,271	54,734,812	28
Automobile	5,263,950	2,137,377	1	8,811,625	4,088,939	2
Broadcasting and Entertainment	2,985,299	3,000,000	1	2,982,607	2,559,000	1
Buildings and Real Estate[3]	37,953,187	10,334,553	5	38,404,495	16,231,874	8
Cargo Transport	19,896,862	19,557,086	9	20,099,157	18,578,287	9
Chemicals, Plastics and Rubber	6,712,618	7,300,000	3	6,613,081	5,934,900	3
CLO Fund Securities	68,176,584	46,716,000	21	66,376,595	34,640,000	18
Containers, Packaging and Glass	7,061,904	6,948,705	3	7,347,292	6,784,104	3
Diversified/Conglomerate Manufacturing	4,057,683	4,052,920	2	6,282,124	6,054,461	3
Diversified/Conglomerate Service	15,747,695	14,673,414	7	15,868,152	14,883,678	8
Ecological	2,701,625	2,706,883	1	2,721,193	2,605,061	1
Electronics	14,879,656	13,449,648	6	15,172,568	11,999,923	6
Farming and Agriculture	1,441,414	217,001	—	4,298,336	1,538,550	1
Finance	5,466,698	5,322,369	2	14,979,849	11,412,985	6
Healthcare, Education and Childcare	42,749,319	43,662,382	20	49,379,475	47,532,926	24
Home and Office Furnishings, Housewares, and Durable Consumer Goods	20,325,139	18,357,330	8	21,331,162	19,153,711	10
Hotels, Motels, Inns and Gaming	6,185,260	5,371,582	2	6,322,276	5,696,447	3
Insurance	4,853,763	4,615,000	2	10,983,041	10,043,769	5
Leisure, Amusement, Motion Pictures, Entertainment	15,454,118	14,806,330	7	16,929,910	15,662,814	8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	33,030,107	31,623,100	14	35,514,554	33,334,790	17
Mining, Steel, Iron and Non-Precious Metals	21,173,456	16,766,625	8	21,751,631	18,804,986	10
Oil and Gas	5,998,554	5,884,000	3	5,998,263	5,768,000	3
Personal and Non Durable Consumer Products (Mfg. Only)	15,065,173	10,130,621	5	15,208,764	11,373,174	6
Personal, Food and Miscellaneous Services	14,750,086	11,327,015	5	14,722,088	11,101,381	6
Printing and Publishing	24,194,845	22,959,699	10	29,914,605	24,922,487	13
Retail Stores	3,547,864	3,441,428	2	3,755,829	3,455,363	2
Time Deposits and Money Market Account	12,239,575	12,239,575	6	12,186,006	12,186,006	6
Utilities	17,255,419	16,104,452	7	18,178,414	15,124,538	7

Total	$503,928,877	$443,567,466	201%	$546,626,617	$460,509,190	234%

[1]	Calculated as a percentage of NAV.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates.
[3]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2009 and December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities) or companies providing mortgage lending.

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

At September 30, 2009 and December 31, 2008, approximately 14% and 12%, respectively of the Company’s investments were foreign assets (which includes the Company’s investments in CLO Funds, which are typically domiciled outside the U.S., the Company’s investments in foreign assets represented approximately 11% and 8% of its portfolio on such dates).

At September 30, 2009 and December 31, 2008, the Company’s ten largest portfolio companies represented approximately 35% and 31%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors, which is its wholly-owned portfolio company, represented 13% and 12% of the total fair value of the Company’s investments at September 30, 2009 and December 31, 2008, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 18% and 17% of the total fair value of its investments at September 30, 2009 and December 31, 2008, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of September 30, 2009 and December 31, 2008, the Company had approximately $43 million and $35 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of September 30, 2009 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $24 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2008 was approximately $66 million, and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $32 million.

In May 2009, the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). The Company purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of September 30, 2009 were approximately $4 million, $1 million, and $3 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value Measurements

The Company follows the provisions of Fair Value Measurements and Disclosures, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard (see Note 2, “Significant Accounting Policies—Investments”).

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of September 30, 2009 (unaudited) and December 31, 2008 (unaudited) (as restated):

	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$12,239,575	$—	$12,239,575
Debt securities	—	—	323,347,630	323,347,630
CLO fund securities	—	—	46,716,000	46,716,000
Equity securities	—	—	4,520,234	4,520,234
Asset manager affiliate	—	—	56,744,027	56,744,027

Total	$—	$12,239,575	$431,327,891	$443,567,466

	As of December 31, 2008 (as restated)
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$12,186,006	$—	$12,186,006
Debt securities	—	—	353,859,007	353,859,007
CLO fund securities	—	—	34,640,000	34,640,000
Equity securities	1,853	—	5,087,512	5,089,365
Asset manager affiliates	—	—	54,734,812	54,734,812

The following table summarizes the Level III investments by valuation methodology as of September 30, 2009 (unaudited) and December 31, 2008 (unaudited) (as restated):

Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Public / private company comparables	75%	—%	—%	13%	88%
Discounted cash flow	—	11	—	—	11
Residual enterprise value	—	—	1	—	1

Total	75%	11%	1%	13%	100%

	As of December 31, 2008 (as restated)
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Public / private company comparables	79%	—%	—%	12%	91%
Discounted cash flow	—	8	—	—	8
Residual enterprise value	—	—	1	—	1

Total	79%	8%	1%	12%	100%

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little 12/13/08 comparative tables to be added, if any, market-observable information. As a result, most, if not all, of the Company’s investments at any given time will most likely be deemed Level III investments. The Company believes that investments classified as Level III for Fair Value Measurements and Disclosures have a further hierarchal framework which prioritizes and ranks such valuations based on the degree of independent and observable inputs, objectivity of data and models and the level of judgment required to adjust comparable data. The hierarchy of such methodologies are presented in the above table and discussed below in descending rank.

Investment values derived by a third party pricing service are deemed Level III values since such values are not traded on an active public exchange and may represent a traded or broker quote on an asset that is infrequently traded.

Following the Company’s engagement of Grant Thornton LLP, the Company’s management and Audit Committee concluded that the Company would have to restate its previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. Management and the Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash payment-in-kind (“PIK”) investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments (defined by the Company as investments that do not have indicative fair values based upon active trades), which affects the calculation of the Company’s NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, the Company revised the valuation procedures applied to its illiquid investments and its accounting for its non-cash PIK investments. The Company now derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Management retroactively applied such revised valuation procedures to the Company’s portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. As a result, the Company has restated the financial statements for each of those periods to reflect the use of these revised valuation and revenue recognition procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Nine Months Ended September 30, 2009
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	780,964	723,739	—	—	1,504,703
Purchases (sales), net	(40,448,631)	1,076,250	—	4,018,309	(35,354,072)

Total loss realized and unrealized included in earnings	9,156,290	10,276,011	(567,278)	(2,009,094)	16,855,929

Balance, September 30, 2009	$323,347,630	$46,716,000	$4,520,234	$56,744,027	$431,327,891

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$15,800,620	$10,276,011	$(567,279)	$205,975	$25,715,327

	Year Ended December 31, 2008 (as restated)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Purchases (sales), net	277,307	28,859,236	170,168	5,478,276	34,784,987

Total gain (loss) realized and unrealized included in earnings	(58,089,577)	(26,695,331)	165,094	(9,328,824)	(93,948,638)

Balance, December 31, 2008	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(57,514,397)	$(26,695,331)	$165,094	$(9,328,824)	$(93,373,458)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of September 30, 2009, Katonah Debt Advisors and its affiliates had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At September 30, 2009, Katonah Debt Advisors had approximately $2.1 billion assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $57 million.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee. At September 30, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. As of September 30, 2009, approximately $4 million of subordinated management fees have been accrued. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management were integrated within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors. As of September 30, 2009, Scott’s Cove had approximately $108 million of assets under management.

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

At September 30, 2009 and at December 31, 2008 a net amount due from affiliates totaled approximately $1,000 and approximately $391,000, respectively.

Distressed Debt Platform

In December 2007, a wholly-owned subsidiary of the Company committed to make an investment in a new distressed debt investment platform organized by Steven Panagos and Jonathan Katz named PKSIL LLC (“PKSIL”). The Company committed to

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of September 30, 2009	As of December 31, 2008
Secured revolving credit facility, $275 million commitment due September 29, 2010[1]	$227,864,497	$261,691,148

[1]	September 29, 2010 is the last day of the amortization period that the Company has challenged as being wrongfully commenced.

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As a result of BMO Capital Markets Corp.’s (the “Agent”) assertion that a Termination Event occurred under the Loan Funding and Servicing Agreement (“LFSA”), described below, since June 2009 interest under the LFSA has been calculated at a higher default rate (equal to 0.85% above the prime rate plus 0.75%).

Fair Value of Debt. The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $229 million and $252 million at September 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s debt was determined based on market interest rates for similar instruments as of the balance sheet dates.

Advances under the Facility (to the extent available to the Company) are used by the Company primarily to make additional investments. The Facility is secured by loans acquired by the Company with the advances under the Facility. The Company borrows under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding.

In connection with the Facility, the Company is party to the LFSA, dated as of February 14, 2007, as amended, by and among the Company, as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower (“KCAP Funding” or the “Borrower”), the Agent, as the agent, U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The weighted average daily debt balance for the three months ended September 30, 2009 and 2008 was approximately $231 million and $239 million, respectively. For the three months ended September 30, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 5% and 4%, respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of September 30, 2009, the Company had restricted cash and time deposit balances of approximately $6 million which it maintained in accordance with the terms of the Facility.

As of September 30, 2009, the Company’s asset coverage ratio of total assets to total borrowings was 197%, below the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act primarily as a result of unrealized fair value losses on the Company’s investments. Until the minimum asset coverage is met, the Company will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to the Company’s common stock. As a result, the Company will be limited in its ability to raise capital to make new investments until the Company’s asset coverage exceeds 200%. However, because the Company has no public debt outstanding, failure to maintain asset coverage of at least 200% will not limit the Company’s ability, under the 1940 Act, to pay dividends from its net investment income. As of April 30, 2010, the Company’s asset coverage ratio exceeded the minimum required under the 1940 Act.

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

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the nine months ended September 30, 2009:

Nine Months Ended September 30, 2009

(unaudited)
Net increase in stockholders’ equity resulting from operations	$32,543,668
Net change in unrealized (appreciation) on investments	(25,756,017)
Excess capital losses over capital gains	8,901,941
Income not on GAAP books currently taxable	2,100,113
Income not currently taxable	(723,202)
Expenses not currently deductible	483,210
Expenses not on GAAP books currently deductible	(1,166,682)

Taxable income before deductions for distributions	$16,383,031

Taxable income before deductions for distributions per weighted average shares for the period	$0.75

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

At September 30, 2009, the Company had a net capital loss carryforward of $9.5 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

For the quarter ended September 30, 2009, the Company declared a dividend on September 24, 2009 of $0.24 per share for a total of approximately $5 million. The record date was October 9, 2009 and the dividend was distributed on October 29, 2009.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2009 and December 31, 2008, the Company had committed to make a total of approximately $2 million and $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $240,000 was funded as of September 30, 2009 and approximately $1 million was funded as of December 31, 2008.

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

9. LIQUIDITY

As discussed in Note 6, the Company is currently using any income generated by the assets collateralizing its secured credit Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if it wants to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, it is required to distribute to the shareholders substantially all of its investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $295 million represent approximately 65% of the Company’s total assets (at fair value) at September 30, 2009 and contributed approximately 61% of the Company’s investment income for the quarter ended September 30, 2009. Because the Company is using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period (which the Company has challenged as being wrongfully commenced), the Company may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain its RIC status. In addition, at the end of the amortization period, the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect the Company’s business, liquidity, financial condition and results of operations. The Company expects that its cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, the Company’s wholly-owned portfolio company, will be adequate to meet the Company’s liquidity needs and distribution requirements over the next twelve months.

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

10. STOCKHOLDERS’ EQUITY

On April 28, 2008, the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting. During the nine months ended September 30, 2009, the Company issued 393,741 shares of common stock under its dividend reinvestment plan and 122,333 shares of restricted stock were vested and converted to common stock. The total number of shares issued and outstanding was 22,255,149 and 21,776,519 as of September 30, 2009 and December 31, 2008, respectively.

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

Stock Options

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. During the year ended December 31, 2008, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary. During the nine months ended September 30, 2009, 20,000 additional options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $4.93, with a risk free rate of 4.3% with a volatility rate of 41% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

As noted above, on June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive one share of restricted stock for every five options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. During the year ended December 31, 2008, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As a result, as of December 31, 2008, all options granted to employees had been converted to restricted stock.

As of December 31, 2008, 20,000 options to non-employee directors remained outstanding. During the nine months ended September 30, 2009, no such options were forfeited. As of September 30, 2009, 40,000 total options were outstanding, 30,000 of which were exercisable. The options have an estimated remaining contractual life of 9 years and 2 months.

Information with respect to options granted, exercised and forfeited under the Plan for year ended December 31, 2008 and the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value at September 30, 2009[1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—	$—
Forfeited	(1,315,000)	$15.52

Outstanding at December 31, 2008	20,000	$11.97
Granted	20,000	$4.93
Exercised	—	$—
Outstanding at September 30, 2009	40,000	$8.45	9.2	$22,000

Total vested at September 30, 2009	30,000	$9.62	9.0	$—

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

[1]	Represents the difference between the market value of the options at September 30, 2009 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the nine months ended September 30, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $19,000. For the nine months ended September 30, 2008, non-cash compensation expense related to stock options was approximately $323,000; of this amount approximately $257,000 was expensed at the Company and approximately $66,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the three months ended September 30, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $2,000. For the three months ended September 30, 2008, non-cash compensation expense related to stock options was approximately $10,000; of this amount approximately $5,000 was expensed at the Company and approximately $5,000 was a reimbursable expense allocated to Katonah Debt Advisors. At September 30, 2009, the Company had approximately $6,000 of compensation cost related to unvested stock-based awards the cost for which is expected to be recognized over a weighted average period of 9 months.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Company’s 2006 Equity Incentive Plan, as amended and the board of directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. On August 5, 2009, the board of directors approved the grant of an additional 84,889 shares of restricted stock to a certain executive officer of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company’s common stock to receive one share of restricted stock for every five options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of September 30, 2009, 125,333 of such shares were vested and converted to common shares, and 117,000 of such shares had yet to vest. The remaining 16,667 shares have been forfeited.

During the nine months ended September 30, 2009, 122,333 shares of restricted stock were vested and converted to common shares. As of September 30, 2009, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 40,000 shares of common stock outstanding and there were 302,139 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the year ended December 31, 2008 and the nine months ended September 30, 2009 is as follows:

	Non-Vested Restricted Shares	Weighted Average Price per Share
Non-vested shares outstanding at January 1, 2008	—
Granted	359,250	$10.73
Vested	(3,000)	$9.21
Forfeited	(16,667)	$9.21

Non-vested shares outstanding at December 31, 2008	339,583	$10.83
Granted	84,889	$5.89
Vested	(122,333)	$10.37
Outstanding at September 30, 2009	302,139	$9.63

Total non-vested shares at September 30, 2009	302,139	$9.63

        For the nine months ended September 30, 2009, non-cash compensation expense related to restricted stock was approximately $692,000; of this amount approximately $481,000 was expensed at the Company and approximately $211,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the nine months ended September 30, 2008, non-cash compensation expense related to restricted stock was approximately $280,000; of this amount approximately $218,000 was expensed at the Company and approximately $62,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the three months ended September 30, 2009, non-cash compensation expense related to restricted stock was approximately $228,000; of this amount approximately $158,000 was expensed at the Company and approximately $70,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the three months ended September 30, 2008, non-cash compensation expense related to restricted stock was approximately $267,000; of this amount approximately $205,000 was expensed at the Company and approximately $62,000 was a reimbursable expense allocated to Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At September 30, 2009, the Company had approximately $2 million of compensation cost related to unvested restricted stock based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 2.6 years.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the nine months ended September 30, 2009 and 2008 the Company made contributions to the 401K Plan of approximately $22,000 and $29,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the nine months ended September 30, 2009, the Company made no contributions to the Pension Plan. For the nine months ended September 30, 2008, the Company increased its contributions to the Pension Plan by approximately $74,000.

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

As of December 31, 2008	As Originally Reported	Adjustments	As Restated
Debt Securities	384,486,111	(30,627,104)	353,859,007
CLO Fund securities managed by non-affiliates	9,099,000	(4,699,000)	4,400,000
CLO Fund securities managed by affiliates	47,536,236	(17,296,236)	30,240,000
Equity securities	4,389,831	699,534	5,089,365
Affiliate investments	56,528,088	(1,793,276)	54,734,812
Net unrealized depreciation on investments	(32,401,346)	(53,716,082)	(86,117,428)
Total stockholders’ equity	250,282,100	(53,716,082)	196,566,018
Net asset value per share	11.68	2.65	9.03

For the Nine Months Ended September 30, 2008	As Originally Reported	Adjustments	As Restated
Net change in unrealized depreciation on:
Debt Securities	(15,043,841)	(633,566)	(15,677,407)
Equity securities	(313,333)	—	(313,333)
CLO Fund securities managed by affiliates	(1,885,273)	—	(1,885,273)
CLO Fund securities managed by non-affiliates	613,752	—	613,752
Affiliate asset manager investments	4,829,121	(1,722,208)	3,106,913
Net decrease in Stockholders’ equity resulting from operations	11,481,073	(2,355,774)	9,125,299
Net decrease in Stockholders’ equity resulting from operations per common share — Basic and Diluted	0.58	(0.12)	0.46

For the Three Months Ended September 30, 2008	As Originally Reported	Adjustments	As Restated
Net change in unrealized depreciation on:
Debt Securities	(6,968,233)	(93,643)	(7,061,876)
Equity securities	885,968	—	885,968
CLO Fund securities managed by affiliates	(657,816)	—	(657,816)
CLO Fund securities managed by non-affiliates	3,132,273	—	3,132,273
Affiliate asset manager investments	128,634	(483,004)	(354,370)
Net decrease in Stockholders’ equity resulting from operations	3,988,536	(576,647)	3,411,889
Net decrease in Stockholders’ equity resulting from operations per common share — Basic and Diluted	0.18	(0.02)	0.16

14. SUBSEQUENT EVENTS

On September 24, 2009 the Company declared a cash dividend of $0.24 per share of common stock for the quarter ended September 30, 2009. The dividends were paid in October 29, 2009 to shareholders of record as of the close of business on October 9, 2009.

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

Restatement of Previously Issued Financial Results

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 contains restated financial information for the year ended December 31, 2008, as well as the comparative 2008 financial information. The following discussion and analysis of the Company’s financial condition and results of operations incorporate the restated amounts to the extent applicable. For more information about the restatement, please see the Explanatory Note to this report and Note 13, “Restated Financial Statements” in the accompanying financial statements.

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of September 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at September 30, 2009 was $9.93. On September 30, 2009, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.03.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $9.93 and $9.03 as of September 30, 2009 and December 31, 2008, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	September 30, 2009 (unaudited)		December 31, 2008 (as restated)
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$12,237,636	$0.55	$12,185,996	$0.56
Investments in money market accounts	1,939	—	10	—
Investments in debt securities	323,347,630	14.53	353,859,007	16.25
Investments in CLO Fund securities	46,716,000	2.10	34,640,000	1.59
Investments in equity securities	4,520,234	0.20	5,089,365	0.23
Investments in asset manager affiliates	56,744,027	2.55	54,734,812	2.51
Cash	116,485	0.01	251,412	0.02
Restricted Cash	537,197	0.02	2,119,991	0.10
Other assets	7,699,350	0.35	6,275,636	0.29

Total Assets	$451,920,498	$20.31	$469,156,229	$21.51
Borrowings	$227,864,497	$10.24	$261,691,148	$12.02
Other liabilities	3,102,588	0.14	10,899,063	0.50

Total Liabilities	$230,967,085	$10.38	$272,590,211	$12.52

NET ASSET VALUE	$220,953,413	$9.93	$196,566,018	$9.03

¹	Our balance sheet at fair value and resulting NAV are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than NAV per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of NAV and individual investors may weight certain balance sheet items differently in performing an analysis of the Company.

Please refer to “—Investment Portfolio” below for a further description of our investment portfolio and the fair value thereof.

Leverage

We use borrowed funds, known as “leverage,” to make investments in an attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts if our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of September 30, 2009, we had $228 million of outstanding borrowings and our asset coverage was 197%, which is below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt, primarily as a result of unrealized fair value losses on our investments. Until the minimum asset coverage level is met, we will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to our common stock. As a result we will be limited in our ability to raise capital to make new investments until our asset coverage ratio exceeds 200%. However, because we have no public debt outstanding, failure to maintain asset coverage of at least 200% will not limit our ability, under the 1940 Act, to pay dividends from our net investment income. As of April 30, 2010, our asset coverage ratio exceeded the minimum required under the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in Part II, “Item 1. Legal Proceedings,” Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $218 million as of April 30, 2010), which would adversely affect the Company’s business, liquidity, financial condition and results of operations.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

Investment Portfolio Summary Attributes as of and for the Nine Months Ended September 30, 2009

Our investment portfolio generates net investment income, which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $5 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Results of Operations” for a more detailed description) as of and for the nine months ended September 30, 2009:

Debt Securities

•	represent approximately 73% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (52% and 39% of debt securities, respectively);

•	spread across 26 different industries and 81 different entities;

•	average balance per investment of approximately $4 million;

•	all but nine issuers are current on their debt service obligations; and

•	weighted average interest rate of 6.3%.

CLO Fund Securities (as of the last monthly trustee report prior to September 30, 2009 unless otherwise specified)

•	represent approximately 11% of total investment portfolio at September 30, 2009;

•	92% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 8% of CLO Fund securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	ten different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and

•	six CLO Fund securities, representing 15% of all such securities at fair value or 2% of total investments at fair value, are not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 13% of total investment portfolio;

•	represents our 100% ownership of a CLO Fund manager focused on corporate credit investing;

•	has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the nine months ended September 30, 2009, Katonah Debt Advisors had pre-tax net income of approximately $2 million; and

•	for the nine months ended September 30, 2009, Katonah Debt Advisors made no distributions in the form of a dividend which is recognized as current earnings by the Company.

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

Dividends from Investments in CLO Fund Securities. We generate dividend income from our investments in the securities of CLO Funds (typically preferred shares or subordinated securities) managed by Katonah Debt Advisors and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by Katonah Debt Advisors as “CLO fund securities managed by affiliate.” The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Our CLO Fund securities are subordinate to senior bond holders who typically receive a fixed spread over LIBOR on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us.

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

Net Change in Unrealized Depreciation on Investments

During the three and nine months ended September 30, 2009, our investments had a net change in unrealized appreciation of approximately $11 million and $26 million, respectively. The net change in unrealized appreciation for the three months ended September 30, 2009 is primarily due to (i) an approximate $8 million net increase in the market value of certain broadly syndicated loans as a result of current market conditions; (ii) an approximate $4 million increase in the net value of CLO Fund securities; and (iii) an approximate $2 million decrease in the value of Katonah Debt Advisors.

The net change in unrealized appreciation for the nine months ended September 30, 2009 is primarily due to (i) an approximate $16 million net increase in the market value of certain broadly syndicated loans as a result of current market conditions; (ii) an approximate $10 million increase in the net value of CLO fund securities; and (iii) an approximate $206,000 increase in the value of Katonah Debt Advisors.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended September 30, 2009 and 2008 was a increase of approximately $11 million and an increase of $3 million, respectively, or an increase of $0.48 and an increase of $0.16 per share, respectively. The net change in stockholders’ equity resulting from operations for the nine months ended September 30, 2009 and 2008 was an increase of approximately $33 million, and an increase of approximately $9 million, respectively, or an increase of $1.48 and an increase of $0.46 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2009 and 2008, net investment income and realized losses was approximately $292,000 and net investment income and realized gains was $7 million, respectively, or a loss of $0.01 and net income and realized gains of $0.34, per share, respectively. For the nine months ended September 30, 2009 and 2008, net investment income and realized gains were approximately $7 million and $23 million, respectively, or $0.31 and $1.16, per share, respectively.

Dividends

For the nine months ended September 30, 2009, we declared a $0.24 dividend per share for each of the first, second and third quarters of 2009. As a result, there was a dividend distribution of approximately $5 million each for the first quarter declaration booked in the second quarter, the second quarter declaration recorded in the third quarter, and the third quarter declaration recorded in the fourth quarter.

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

The amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses). Generally, we seek to fund our dividends from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the quarterly dividends declared by us in the two most recently completed years, which represent an amount equal to our estimated net investment income for the specified quarter, including income distributed from Katonah Debt Advisors received by the Company, plus a portion of any prior year undistributed amounts of net investment income distributed in subsequent years:

	Dividend	Declaration Date	Record Date	Pay Date
2009:
Third quarter	$0.24	9/24/2009	10/9/2009	10/29/2009
Second quarter	0.24	6/12/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009

2008:
Fourth quarter	$0.27	12/19/2008	12/31/2008	1/29/2009
Third quarter	0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2008	4/28/2008

Total declared for 2008	$1.44

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the nine months ended September 30, 2009, Katonah Debt Advisors had an approximate $2 million pre-tax net income and made no distributions to us. For the nine months ended September 30, 2008, Katonah Debt Advisors earned approximately $4 million of pre-tax net income and distributed $1 million in dividends to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations.

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

The following table shows the Company’s portfolio by security type at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008 (as restated)
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$12,237,636	$12,237,636	3%	$12,185,996	$12,185,996	3%
Money Market Account	1,939	1,939	—	10	10	—
Senior Secured Loan	188,426,126	166,587,438	38	235,123,695	204,210,564	44
Junior Secured Loan	143,591,523	126,455,505	28	143,370,524	115,894,790	25
Mezzanine Investment	37,206,323	26,304,687	6	37,097,183	30,208,653	7
Senior Subordinated Bond	3,007,427	1,980,000	—	3,008,197	1,305,000	—
Senior Unsecured Bond	5,315,690	2,020,000	—	5,259,487	2,240,000	—
CLO Fund Securities	68,176,584	46,716,000	11	66,376,595	34,640,000	8
Equity Securities	5,214,118	4,520,234	1	5,256,659	5,089,365	1
Affiliate Asset Managers	40,751,511	56,744,027	13	38,948,271	54,734,812	12

Total	$503,928,877	$443,567,466	100%	$546,626,617	$460,509,190	100%

¹	Represents percentage of total portfolio at fair value.

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

Equity and Equity-Related Securities.

Our equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The values of our equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

At September 30, 2009, our investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 6.3%.

The investment portfolio (excluding our investment in asset manager affiliates and CLO Funds) at September 30, 2009 was spread across 26 different industries and 81 different entities with an average balance per entity of approximately $4 million. As of September 30, 2009, all but six of our portfolio companies were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At September 30, 2009, approximately 14% of our investments were foreign assets (which includes our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 11% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the Securities and Exchange Commission (the “Commission” or the “SEC”) permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At September 30, 2009, our ten largest portfolio companies represented approximately 35% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 13% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 18% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2009, we had approximately $47 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund securities as of September 30, 2009 and December 31, 2008 are as follows:

			September 30, 2009		December 31, 2008 (as restated)
CLO Fund Securities	Investment	%[1]	Cost	(Unaudited) Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,714,673	$2,430,000	$4,620,951	$2,090,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	1,000,000	4,500,000	1,660,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1	3,150,000	220,000	3,150,000	590,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	60,000
Katonah VII CLO Ltd.[2,3]	Subordinated Securities	16.4	4,500,000	1,030,000	4,500,000	1,220,000
Katonah VIII CLO Ltd.[2,3]	Subordinated Securities	10.3	3,400,000	1,750,000	3,400,000	1,250,000
Katonah IX CLO Ltd.[2,3]	Preferred Shares	6.9	2,000,000	1,560,000	2,000,000	1,220,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,585,051	8,210,000	11,324,758	5,190,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	29,929,871	26,840,000	29,560,886	21,360,000
Katonah 2007-1 CLO Ltd.[2]	Class B-2L Notes	100.0	1,076,988	3,675,000	—	—

Total			$68,176,583	$46,716,000	$66,376,595	$34,640,000

¹	Represents percentage of class held.
²	An affiliate CLO Fund managed by Katonah Debt Advisors.
³	As of September 30, 2009, these CLO Fund securities were not providing a dividend distribution.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, (ii) the NAV of the CLO Fund for CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by us, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Valuation of Portfolio Investments”) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Valuation of Portfolio Investments”) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee report as of September 30, 2009:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	227	168	31	$1,206,540	$1,630,266
Katonah III, Ltd.	292	187	31	1,243,887	1,942,326
Katonah IV, Ltd.	273	191	28	1,036,190	1,481,046
Katonah V, Ltd.	325	219	30	621,911	922,927
Katonah VII CLO Ltd.	262	205	33	1,325,348	1,693,860
Katonah VIII CLO Ltd.	272	205	33	1,431,024	1,898,725
Katonah IX CLO Ltd.	269	207	34	1,464,577	1,903,242
Katonah X CLO Ltd.	264	207	34	1,802,994	2,299,471
Katonah 2007-1 CLO Ltd.	205	166	30	1,513,530	1,869,118

¹	All data from most recent trustee reports as of September 30, 2009.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of September 30, 2009 were approximately $4 million, $1 million, and $3 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of September 30, 2009, Katonah Debt Advisors had approximately $2.1 billion of par value of assets under management and was valued at approximately $57 million.

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

The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee. At September 30, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund (and on the books of Katonah Debt Advisors), and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. As of September 30, 2009, approximately $4 million of subordinated management fees have been accrued and Katonah Debt Advisors currently expects a portion of such fees to become payable to it within the next year. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses pursuant to an overhead allocation agreement with the Company associated with its operations, including compensation of its employees, may be distributed to Kohlberg Capital. Cash distributions of Katonah Debt Advisors’ net income are recorded as dividends from an affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. Our investment in Katonah Debt Advisors is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Katonah Debt Advisors is classified as a Level III investment. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2009 and for the year ended December 31, 2008 (as restated) was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2006	$190,767,384	$20,870,000	$—	$37,574,995	$249,212,379
2007 Activity:
Purchases / originations / draws	$336,182,774	$14,775,000	$5,043,950	$75,000	$356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net accretion of discount	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
2008 Activity (as restated):
Purchases / originations /draws	$71,949,153	$28,859,236	$212,710	$5,478,276	$106,499,374
Pay-downs / pay-offs / sales	(71,671,847)	—	—	—	(71,671,847)
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Net realized losses	(575,179)	—	—	—	(575,179)
Increase (decrease) in fair value	(57,514,397)	(26,695,331)	124,406	(9,328,824)	(93,414,146)

Fair Value at December 31, 2008	$353,859,007	$34,640,000	$5,089,366	$54,734,812	$448,323,184

2009 Activity:
Purchases / originations / draws	$1,098,347	$1,076,250	$—	$4,018,309	$6,192,906
Pay-downs / pay-offs / sales	(41,546,979)	—	—	—	(41,546,979)
Net accretion of discount	780,965	723,738	—	—	1,504,703
Net realized losses	(6,644,330)	—	(42,542)	(2,215,069)	(8,901,941)
Increase (decrease) in fair value	15,800,620	10,276,012	(526,590)	205,975	25,756,017

Fair Value at September 30, 2009	$323,347,630	$46,716,000	$4,520,234	$56,744,027	$431,327,891

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2009 and 2008 (as restated).

Investment Income

Investment income for the three months ended September 30, 2009 and 2008 was approximately $8 million and $11 million, respectively. Of these amounts, approximately $6 million and $8 million was attributable to interest income on our loan and bond investments, respectively. For the three months ended September 30, 2009 and 2008, approximately $2 million of investment income is attributable to dividends earned on CLO equity investments.

Investment income for the nine months ended September 30, 2009 and 2008 was approximately $27 million and $38 million, respectively. Of this amount, approximately $19 million and $25 million, respectively, was attributable to interest income on our loan and bond investments. For the nine months ended September 30, 2009 and 2008, approximately $7 million and $10 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of September 30, 2009, our investment in Katonah Debt Advisors was approximately $57 million. For the three months ended September 30, 2009 and 2008, Katonah Debt Advisors had pre-tax net income of approximately $915,000 and $2 million, respectively. For the nine months ended September 30, 2009 and 2008, Katonah Debt Advisors had pre-tax net income of approximately $2 million and $4 million, respectively. For the three and nine months ended September 30, 2009, Katonah Debt Advisors made no distributions of net income. For the nine months ended September 30, 2008, Katonah Debt Advisors distributed approximately $1 million of net income. Katonah Debt Advisors made no distributions of net income for the three months ended September 30, 2008.

Distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. The Company intends to distribute the accumulated undistributed net income of Katonah Debt Advisors in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, Katonah Debt Advisors’ net income is further reduced by approximately $2 million per annum for tax goodwill amortization resulting from its acquisition by us prior to our initial public offering (“IPO”). As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

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

Total expenses for the three months ended September 30, 2009 and 2008 were approximately $5 million and $4 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $3 million and $2 million, respectively, on average debt outstanding of $231 million and $239 million, respectively. Approximately $761,000 and $747,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended September 30, 2009 and 2008. For the three months ended September 30, 2009, other expenses included approximately $870,000 for professional fees, insurance, administrative and other. For the three months ended September 30, 2008, expenses included approximately $696,000 for professional fees, insurance, administrative and other. For the three months ended September 30, 2009 and 2008, administrative and other costs totaled approximately $303,000 and $264,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Total expenses for the nine months ended September 30, 2009 and 2008 were approximately $11 million and $14 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $6 million and $8 million on average debt outstanding of $241 million and $243 million, respectively. Approximately $2 million and $3 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the nine months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, other expenses included approximately $2 million for professional fees, insurance, administrative and other. For the nine months ended September 30, 2009 and 2008, administrative and other costs totaled approximately $833,000 and $915,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

Net Unrealized Appreciation on Investments

During the three months ended September 30, 2009 and 2008, our total investments had a change in net unrealized appreciation of approximately $11 million and depreciation of $4 million, respectively. For the three months ended September 30, 2009, Katonah Debt Advisors had a change in unrealized depreciation of approximately $2 million and our middle market portfolio of debt securities, equity securities and CLO Fund securities had a change in net unrealized appreciation of approximately $13 million. For the three months ended September 30, 2008, Katonah Debt Advisors had a change in unrealized depreciation of $354,000 offset by a change in unrealized depreciation of approximately $4 million on debt securities, equity securities and CLO Fund securities in our investment portfolio.

During the nine months ended September 30, 2009 and 2008, our total investments had a change in net unrealized appreciation of approximately $26 million and depreciation of $14 million, respectively. For the nine months ended September 30, 2009, Katonah Debt Advisors had a change in unrealized appreciation of approximately $206,000 and our middle market portfolio of debt securities, equity securities and CLO Fund securities had a change in unrealized appreciation of approximately $18 million. For the nine months ended September 30, 2008, Katonah Debt Advisors had a change in unrealized appreciation of approximately $3 million offset by a change in unrealized losses of approximately $17 million, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2009 was approximately $11 million and $33 million, respectively, or $0.48 and $1.48, respectively, per share. The net increase in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2008 was approximately $3 million and $9 million, or $0.16 and $0.46, respectively, per share.

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

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200% immediately after borrowing. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. As of September 30, 2009, we had $228 million of outstanding borrowings and our asset coverage was 197%, which is below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. See “—Leverage” above.

As of September 30, 2009 and December 31, 2008, the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2009	December 31, 2008
		(as restated)
Cash	$116,485	$251,412
Time Deposits	12,237,635	12,185,996
Money Market Accounts	1,939	10
Senior Secured Loan	166,587,438	204,210,564
Junior Secured Loan	126,455,505	115,894,790
Mezzanine Investment	26,304,687	30,208,653
Senior Subordinated Bond	1,980,000	1,305,000
Senior Unsecured Bond	2,020,000	2,240,000
CLO Fund Securities	46,716,000	34,640,000
Equity Securities	4,520,234	5,089,365
Affiliate Asset Managers	56,744,027	54,734,812

Total	$443,683,950	$460,760,602

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

Advances under the Facility (to the extent available to us) are used by us primarily to make additional investments. The Facility is secured by loans acquired by us with the advances under the Facility. We borrow under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding. As described further below, we have not drawn on the Facility since August 2008.

In connection with the Facility, we are party to the LFSA, dated as of February 14, 2007, as amended, by and among us as the servicer, KCAP Funding, as the borrower, the Agent, the Trustee and the other lender parties and other parties thereto. As of September 30, 2009 there were outstanding borrowings of approximately $228 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of September 30, 2009 there were financial assets held in the securities account with a market value of approximately $295 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets. The assets securing the Facility represent approximately 65% of our total assets (at fair value) at September 30, 2009 and contributed approximately 61% of our investment income for the nine months ended September 30, 2009.

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

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action and discovery has commenced. The Agent has sent additional notices of Termination Events which we believe and have asserted, are without merit based on our alleged inability to comply with certain covenants under the Facility due to the wrongful declaration of a Termination Date, the accompanying termination of the revolving period and commencement of the amortization period. In addition, on April 2, 2010 the Agent sent a notice alleging that our failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which we also believe and have asserted is without merit based upon a non-material delay.

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

The weighted average daily debt balance for the three months ended September 30, 2009 and 2008 was approximately $231 million and $239 million, respectively. For the three months ended September 30, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 5% and 4% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of September 30, 2009, we had restricted cash balances of approximately $6 million which we maintained in accordance with the terms of the Facility. The Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size.

We are currently using any income generated by the assets collateralizing the Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if we want to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, we are required to distribute to the shareholders substantially all of our investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $295 million represent approximately 65% of our total assets (at fair value) at September 30, 2009 and contributed approximately 61% of the Company’s investment income for the quarter ended September 30, 2009. Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period (which the Company has challenged as being wrongfully commenced), we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, liquidity, financial condition and results of operations. We expect that our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our liquidity needs and distribution requirements over the next twelve months.

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

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both September 30, 2009 and December 31, 2008, we had committed to make a total of approximately $2 million and $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $240,000 was funded as of September 30, 2009 and $1 million was funded as of December 31, 2008. As of September 30, 2009 and December 31, 2008, we had no investments in delayed draw senior secured loans.

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

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments and certain revenue recognition matters as discussed below.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, as restated and filed with the Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On December 10, 2009, we were advised by Deloitte & Touche LLP (“Deloitte”) that (i) the audit report issued by Deloitte accompanying our financial statements for the year ended December 31, 2008 in our Annual Report on Form 10-K for such year and (ii) Deloitte’s completed interim reviews of our financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in our Quarterly Reports on Form 10-Q for those respective periods should no longer be relied upon. As a result, we indicated in a Current Report on Form 8-K that the financial statements for the specified periods included in such reports should not be relied upon until the foregoing matters were resolved. Following our engagement of Grant Thornton LLP (“Grant Thornton”), we and our Audit Committee concluded that we would have to restate our previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. We and our Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments (defined by us as investments that do not have indicative fair values based upon active trades), which affects the calculation of our NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with this restatement, we revised the valuation procedures applied to our illiquid investments and our accounting for non-cash PIK investments. We now derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy.

Accounting Standards Codification. In June 2009, the FASB issued a pronouncement establishing the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed our references to GAAP accounting standards but did not impact our results of operations, financial position or liquidity.

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

Effective January 1, 2008, we adopted Fair Value Measurements and Disclosures. Among other things, this standard requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or are past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, (ii) the NAV of the CLO Funds which are approaching or are past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by us, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2009, nine issuers representing 3% of our total investments were on non-accrual status. As of December 31, 2008, two issuers representing 0.2% of our total investments were on non-accrual status.

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

United States Federal Income Taxes

We have elected and intend to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Internal Revenue Code (“Code”) and, among other things, intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC, we are required to timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

Recent Accounting Pronouncements

Subsequent Events. On May 28, 2009, the FASB issued Accounting Standards Codification – Subsequent Events, which provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. This standard does not significantly change the accounting requirements for the reporting of subsequent events and is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this standard as of June 30, 2009 and the adoption of this standard did not materially impact the Company’s financial position, results of operations, changes in net assets or disclosures in the financial statements.

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

Two-Class Method of Presenting Earnings Per Share. In June 2008, FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities (“EITF 03-06-1”) was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. EITF 03-06-1 is effective for financial statements issued for the years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements ended March 31, 2009 and, as required, applied this standard retroactively to all reported periods. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2009, approximately 89% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2009, we had $228 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%. However, we are currently required to pay interest on our borrowings under the Facility at the higher default rate equal to 0.85% above the prime rate plus 0.75% due to the alleged breach of our obligations under the Facility asserted by the Agent, which we believe to be without merit.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest income proportionately by approximately $1.5 million over a one-year period. Accordingly, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest expense proportionately by approximately $1.5 million over a one-year period. Because most of our investments at September 30, 2009 were floating rate with a spread to an index similar to our Facility, we would not expect a significant impact on our net interest spread or NAV.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2009. In connection with the Facility, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Investments for which market quotations are generally readily available are valued at such market quotations. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ materially from the values that would have been used had a ready market existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Pursuant to its evaluation, management determined that we did not maintain effective disclosure controls and procedures as of the end of the period covered by this report. As a result of our review of our accounting policies and practices in 2009 and 2010, and the restatement of our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009, we have not filed periodic reports on a timely basis, as required by the rules of the SEC and the Nasdaq Stock Market, since August 10, 2009. We continue to strive to improve our processes to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting, other than as described in Item 9A of the 2009 10-K regarding the material weaknesses described therein and related remediation efforts, subsequent to September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action; the Trustee has been voluntarily dismissed without prejudice from the lawsuit, and discovery has commenced.

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

Except as set forth above, neither the Company, nor any of its subsidiaries, is currently a party to any material legal proceedings, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial condition, or results of the Company’s operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 contain important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or any risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the NAV and trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

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