Form 10-K
period 2009-12-31
Kohlberg Capital CORP
filed 2010-05-28
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $115 million based upon a closing price of $6.32 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of May 7, 2010 was 22,549,235.

NOTE ABOUT REFERENCES TO KOHLBERG CAPITAL CORPORATION

In this Annual Report on Form 10-K (this “Annual Report” or this “2009 10-K”), “Kohlberg Capital,” the “Company,” “we,” “us” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors” or “KDA”) and related companies, unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

“Kohlberg Capital Corporation,” our logo and other trademarks of Kohlberg Capital are the property of Kohlberg Capital. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The matters discussed in this Annual Report, as well as in future oral and written statements by management of Kohlberg Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of the restatement described in this Annual Report;

•

the impact of material weaknesses and significant deficiencies, including the material weaknesses identified in this Annual Report, on our ability to report our financial condition and results of operations accurately or on a timely basis;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company (“BDC”) and a Regulated Investment Company (“RIC”);

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under “Item 1A. Risk Factors” in this Annual Report. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

EXPLANATORY NOTE

In this Form 10-K, Kohlberg Capital:

a)	restates its Balance Sheet and Schedule of Investments as of December 31, 2008, and the related Statement of Operations, Statement of Cash Flows, Statement of Changes in Net Assets and Financial Highlights for the year ended December 31, 2008;

b)	restates its “Item 6. Selected Financial Data” of this Annual Report for 2008;

c)	restates its unaudited financial information for each of the four quarters of 2008 as well as for the quarterly periods ended March 31, 2009 and June 30, 2009; and

d)	reflects restated financial information for 2008 in its “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Concurrent with the filing of this Form 10-K, the Company is filing with the Securities and Exchange Commission (the “Commission” or the “SEC”) (1) amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2009 (the “Q1 2009 10-Q/A”) and June 30, 2009 (the “Q2 2009 10-Q/A”), (2) a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Q3 2009 10-Q”), and (3) a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Q1 2010 10-Q”). The Q1 2009 10-Q/A contains restated financial information for the three months ended March 31, 2009 (as well as for the comparative period of 2008) and for the year ended December 31, 2008. The Q2 2009 10-Q/A contains restated financial information for the three and six months ended June 30, 2009 (as well as for the comparative periods of 2008) and for the year ended December 31, 2008. The Q3 2009 10-Q contains restated financial information for the year ended December 31, 2008 (as well as for the comparative periods ended September 30, 2008). The Q1 2010 10-Q contains restated financial information for the three months ended March 31, 2009. The Company is including its restated financial statements for the year ended December 31, 2008 in this Form 10-K in lieu of filing an amendment to its previously filed Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2008 and previously filed Quarterly Reports on Form 10-Q for the quarterly periods in 2008 have not been amended for the restatement affecting 2008 and should not be relied upon.

In addition, management has concluded that the Company had material weaknesses in its internal control over financial reporting related to errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash payment-in-kind (“PIK”) investments as of the end of each of the years ended December 31, 2009 and December 31, 2008 and each of the quarterly periods included in such years. As described in more detail in “Item 9A. Controls and Procedures” of this Form 10-K, the Company is implementing measures designed to remediate the identified material weaknesses and believes that these measures will effectively remediate these material weaknesses. As of the date of filing of this Annual Report, the Company believes that it has corrected its accounting for the fair value of its illiquid investments and its accounting for the revenue recognition for its non-cash PIK investments to the extent necessary to prepare the restated financial statements and the other financial information contained herein.

Background of the Restatement

As previously disclosed by the Company in its filings with the Commission:

•

The Company was unable to timely file its Q3 2009 10-Q due to unresolved disagreements with Deloitte & Touche LLP (“Deloitte”), the Company’s former accountants, regarding the application of certain accounting standards relating to valuation determinations under Accounting Standards Codification 820, formerly Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“Fair Value Measurements and Disclosures”), included in its audited financial statements for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K for such year and its financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in the Company’s Quarterly Reports on Form 10-Q for those respective periods.

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

Following the Company’s engagement of Grant Thornton, the Company’s management and Audit Committee concluded that the Company would have to restate its previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. Management and the Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value measurements of the Company’s illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments (defined by the Company as investments that do not have indicative fair values based upon active trades), which affects the calculation of the Company’s net asset value (“NAV”) and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, the Company revised the valuation procedures applied to its illiquid investments and its accounting for its non-cash PIK investments. The Company now derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Market Yield Approach”) and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income.

No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. For more detailed information about the restatement, please see Note 14, “Restated Financial Statements” and Note 13, “Selected Quarterly Data and Restatement of Interim Financial Data (unaudited) (as restated)” in the accompanying financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Financial Results” of this Annual Report.

PART I

Item 1.	Business

KOHLBERG CAPITAL CORPORATION

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering (“IPO”) from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Our investment objective is to generate current income and capital appreciation from our investments. We also expect to receive distributions of recurring fee income and, as debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio, as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors, consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

As a RIC, we intend to distribute to our stockholders substantially all of our net taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally do not have to pay corporate-level taxes on any income that we distribute to our stockholders.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The NAV per share of our common stock at December 31, 2009 was $9.56. On December 31, 2009, the last reported sales price of a share of our common stock on The NASDAQ Global Select Market was $4.56.

CORPORATE HISTORY AND OFFICES

We were formed in August 2006 as a Delaware limited liability company. In December 2006, we completed our IPO, which raised net proceeds of approximately $200 million after the exercise of the underwriters’ over-allotment option. In connection with our IPO, we issued an additional 3,484,333 shares of our common stock to affiliates of Kohlberg & Company in exchange for the ownership interests of Katonah Debt Advisors and in securities issued by CLO Funds managed by Katonah Debt Advisors and two other asset managers.

Our principal executive offices are located at 295 Madison Avenue, 6th Floor, New York, New York 10017 and our telephone number is (212) 455-8300. Information about us may also be obtained from the Securities and Exchange Commission’s website (http://www.sec.gov). We maintain a website on the Internet at http://www.kohlbergcapital.com. Information contained on our website is not incorporated by reference into this Annual Report, and that information should not be considered as part of this Annual Report. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $9.56 and $9.03 as of December 31, 2009 and December 31, 2008, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholders’ equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2009		December 31, 2008 (as restated)
	Fair Value ¹	per Share¹	Fair Value ¹	per Share ¹
Investments at fair value:
Time deposits	$126	$—	$12,185,996	$0.56
Money market account	—	—	10	—
Debt securities	297,356,529	13.30	353,859,007	16.25
CLO Fund securities	48,971,000	2.19	34,640,000	1.59
Equity securities	4,713,246	0.21	5,089,365	0.23
Asset manager affiliates	58,064,720	2.60	54,734,812	2.51
Cash	4,140,408	0.18	251,412	0.02
Restricted Cash	18,696,023	0.84	2,119,991	0.10
Other assets	7,474,005	0.33	6,275,636	0.29

Total Assets	$439,416,057	$19.65	$469,156,229	$21.55

Borrowings	$218,050,363	$9.75	$261,691,148	$12.02
Other liabilities	7,469,970	0.34	10,899,063	0.50

Total Liabilities	$225,520,333	$10.09	$272,590,211	$12.52

NET ASSET VALUE	$213,895,724	$9.56	$196,566,018	$9.03

[1]

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

Leverage

We use borrowed funds, known as “leverage,” to make investments in an attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts if our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes. Our borrowings are through a secured financing facility (the “Facility”). In connection with the Facility, we are party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among us, as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower (“KCAP Funding” or the “Borrower”), BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto. As of December 31, 2009, we had approximately $218 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 198%, below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt, primarily as a result of unrealized fair value losses on our investments. Until the minimum asset coverage level is met, we will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to our common stock. As a result we will be limited in our ability to raise capital to make new investments until our asset coverage ratio exceeds 200%. However, because we have no public debt outstanding, failure to maintain asset coverage of at least 200% will not limit our ability, under the 40 Act, to pay dividends from our net investment income.

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

Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that we have challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%), and we have been paying interest calculated at such higher rate under protest. Also, despite our belief that the amortization period has been wrongfully imposed, we believe we have sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions during the amortization period. At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Annual Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in “Item 3. Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Annual Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and we were unsuccessful in obtaining court relief, we could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations.

See “Item 1A. Risk Factors,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” below and the Notes to our financial statements included in this Annual Report for further information relating to the LFSA and the complaint.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

Investment Portfolio Summary Attributes as of and for the Year Ended December 31, 2009

Our investment portfolio generates net investment income, which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $5 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Investments and Operations” for a more detailed description) as of and for the year ended December 31, 2009:

Debt Securities

•	represent approximately 73% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities, such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (39% and 28% of total investments, respectively);

•	spread across 26 different industries and 74 different entities;

•	average balance per investment of approximately $4 million;

•	all but ten issuers (representing 2% of total investments at fair value) are current on their debt service obligations; and

•	weighted average interest rate of 6.2%.

CLO Fund Securities (as of the last monthly trustee report prior to December 31, 2009 unless otherwise specified)

•	represent approximately 12% of total investment portfolio at December 31, 2009;

•	91% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 9% of CLO Fund securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities, such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	ten different CLO Fund securities; 92% of the fair value of such CLO Funds is managed by Katonah Debt Advisors; and

•	six CLO Fund securities, representing 17% of all such securities at fair value or 2% of total investments at fair value, are not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 14% of total investment portfolio;

•	represents our 100% ownership of a CLO Fund manager focused on corporate credit investing;

•	has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends declared by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the year ended December 31, 2009, Katonah Debt Advisors had pre-tax net income of approximately $2 million; and

•	for the year ended December 31, 2009, Katonah Debt Advisors made no distributions in the form of a dividend which would have been recognized as current earnings by the Company.

Time Deposits and Money Market Accounts

•	time deposits, represented by overnight Eurodollar deposits, are partially restricted under terms of the secured credit facility; and

•	the money market account contains restricted cash held for employee flexible spending accounts.

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

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees may contain a significant performance-based bonus component. Therefore, as our net revenues increase, our compensation costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses. The balance of our expenses include professional fees, occupancy costs and general administrative and other costs.

Net Unrealized Appreciation on Investments

During the year ended December 31, 2009, the Company’s investments had net unrealized appreciation of approximately $32 million.

The net unrealized appreciation for the year ended December 31, 2009 is primarily due to (i) an approximate $25 million net increase in the market value of certain broadly syndicated loans; (ii) an approximate $13 million increase in the net value of CLO Fund security investments; and (iii) an approximate $7 million net decrease in the market value of equity investments.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the year ended December 31, 2009 was an approximate increase of $34 million, or an increase of $1.56 per share.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net increase or decrease in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2009 net investment income and realized gains (losses) were approximately $3 million, or $0.12 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the year ended December 31, 2009, net investment income was approximately $18 million, or $0.83 per share.

Generally, we seek to fund our dividends from net investment income. For the year ended December 31, 2009, dividend distributions totaled approximately $20 million or $0.92 per share.

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

	Dividend	Declaration Date	Record Date	Pay Date
2009:
Fourth quarter	$0.20	12/15/2009	12/28/2009	1/25/2010
Third quarter	0.24	9/24/2009	10/9/2009	10/29/2009
Second quarter	0.24	6/15/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009

Total declared for 2009	$0.92

2008:
Fourth quarter	$0.27	12/19/2008	12/31/2008	1/29/2009
Third quarter	0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2007	4/28/2008

Total declared for 2008	$1.44

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the year ended December 31, 2009, Katonah Debt Advisors had approximately $2 million of pre-tax GAAP income and made no dividend distributions, and for the year ended December 31, 2008, Katonah Debt Advisors had an approximate $4 million pre-tax net loss and distributed $1 million in dividends to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations.

Please refer to “—Certain United States Federal Income Tax Considerations” below for further information regarding our dividend distributions.

INVESTMENT PORTFOLIO

Investment Objective

Our investment objective is to generate current income and capital appreciation from our middle market investments and from our investment in Katonah Debt Advisors. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We invest exclusively in credit instruments issued by corporations and do not invest in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

Our middle market investment business targets companies that have strong historical cash flows, experienced management teams and identifiable and defensible market positions in industries with positive dynamics. We seek to manage risk through a rigorous credit and investment underwriting process and an active portfolio monitoring program.

We expect to continue to benefit from our ownership of Katonah Debt Advisors in four ways. First, by working with the investment professionals at Katonah Debt Advisors, we have multiple sources of investment opportunities. Second, the experienced team of credit analysts at Katonah Debt Advisors, some of whom also serve as officers of the Company, have specializations covering more than 20 industry groups and they assist us in reviewing potential investments and monitoring our portfolio. Third, we may continue to make investments in CLO Funds or other funds managed by Katonah Debt Advisors, which we believe will provide us with a current cash investment return. Fourth, we expect to continue to receive distributions of recurring fee income and the potential to generate capital appreciation from our investment in Katonah Debt Advisors as the platform grows.

The following table shows the Company’s portfolio by security type at December 31, 2009 and December 31, 2008:

	December 31, 2009			December 31, 2008 (as restated)
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$126	$126	—%	$12,185,996	$12,185,996	3%
Money Market Account	—	—	—	10	10	—
Senior Secured Loan	179,425,767	159,075,586	39	235,123,695	204,210,564	44
Junior Secured Loan	129,016,237	114,920,499	28	143,370,524	115,894,790	25
Mezzanine Investment	28,606,852	19,235,444	5	37,097,183	30,208,653	7
Senior Subordinated Bond	3,007,167	2,415,000	1	3,008,197	1,305,000	—
Senior Unsecured Bond	2,000,000	1,710,000	—	5,259,487	2,240,000	—
CLO Fund Securities	68,195,049	48,971,000	12	66,376,595	34,640,000	8
Equity Securities	12,365,603	4,713,246	1	5,256,659	5,089,365	1
Affiliate Asset Managers	40,751,511	58,064,720	14	38,948,271	54,734,812	12

Total	$463,368,312	$409,105,621	100%	$546,626,617	$460,509,190	100%

¹	Represents percentage of total portfolio at fair value.

Investment Securities

We invest in senior secured loans, mezzanine debt and, to a lesser extent, equity of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. However, we may invest in other companies if we are presented with attractive opportunities.

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

To the extent that our investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficiency and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, most of our investments are illiquid assets with little or no trading activity. Further, we have been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments we own. As a result, for most of our assets, we determine fair value using alternative methodologies and models using available market data, as adjusted, to reflect the types of assets we own, their structure, qualitative and credit attributes and other asset specific characteristics.

Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. As discussed above, debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ materially from the values that would have existed had a ready market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

In connection with the restatement, we revised the valuation procedures applied to our illiquid investments. We now derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Management retroactively applied such revised valuation procedures to our portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. As a result, we have restated the financial statements for each of those periods to reflect the use of these revised valuation procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

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

Our debt securities investment portfolio at December 31, 2009 was spread across 26 different industries and 74 different entities with an average balance per investment of approximately $4 million. As of December 31, 2009, ten issuers representing 2% of total investments at fair value were considered in default. Our portfolio, including the CLO Funds in which we invest, and the CLO Funds managed by Katonah Debt Advisors, consist exclusively of credit instruments issued by companies and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

Our portfolio investments at fair value decreased from $461 million at December 31, 2008 to $409 million as of December 31, 2009. The net decrease in portfolio size relates primarily to sales and paydowns of debt securities of approximately $73 million that offset unrealized mark-to-market fair value increases in our investment portfolio during the year ended December 31, 2009. Although there can be no assurance that we will be able to do so, our intention is to hold such assets to maturity. First lien loan balances at fair value decreased to $159 million at December 31, 2009 from $204 million at December 31, 2008. Second lien, mezzanine loan and bond positions decreased to $138 million at December 31, 2009 from $150 million at December 31, 2008. We had equity securities, other than CLO equity securities, totaling $5 million and investments in CLO Fund securities of $49 million at fair value as of December 31, 2009.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, of which investments are not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At December 31, 2009, approximately 12% of our investments were foreign assets (and including our investments in CLO Funds, which are typically domiciled outside the U.S., our investments in foreign assets represented approximately 12% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

As of December 31, 2009, our ten largest portfolio companies represented approximately 37% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors, which is our wholly-owned portfolio company, represented 14% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 19% of the total fair value of our investments.

As of December 31, 2009, our investments in loans and debt securities had an annual weighted average interest rate of approximately 6.2%.

The characteristics of our investment securities at fair value, excluding CLO equity securities, are presented in the following table as of each quarter end from March 31, 2008 through December 31, 2009:

	4Q09		3Q09		2Q09		1Q09
	(unaudited)		(unaudited)		(unaudited) (as restated)		(unaudited) (as restated)
Security Type ($ in millions)	$	%	$	%	$	%	$	%
First Lien	$159.1	53%	$166.6	51%	$170.8	52%	$181.3	54%
Second Lien/Mezzanine/Bond	138.3	46	156.8	48	155.6	47	151.4	45
Equity	4.7	1	4.5	1	4.7	1	4.8	1

Total	$302.1	100%	$327.9	100%	$331.1	100%	$337.5	100%

	4Q08		3Q08		2Q08		1Q08
	(unaudited) (as restated)		(unaudited) (as restated)		(unaudited) (as restated)		(unaudited) (as restated)
Security Type ($ in millions)	$	%	$	%	$	%	$	%
First Lien	$204.2	57%	$227.3	57%	$213.8	56%	$215.1	59%
Second Lien/Mezzanine/Bond	149.7	42	167.8	42	166.4	43	148.3	40
Equity	5.0	1	4.5	1	3.6	1	3.6	1

Total	$358.9	100%	$399.6	100%	$383.8	100%	$367.0	100%

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2009 and December 31, 2008, were as follows:

	December 31, 2009			December 31, 2008 (as restated)
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$33,652,058	$33,416,670	8%	$35,545,254	$34,302,224	7%
Asset Management Companies[2]	40,751,511	58,064,720	14	38,948,271	54,734,812	12
Automobile	1,940,876	1,800,631	—	8,811,625	4,088,939	1
Broadcasting and Entertainment	2,986,206	2,862,000	1	2,982,607	2,559,000	1
Buildings and Real Estate[3]	36,498,537	9,840,946	2	38,404,495	16,231,874	4
Cargo Transport	13,389,865	13,359,403	3	20,099,157	18,578,287	4
Chemicals, Plastics and Rubber	3,970,688	4,000,000	1	6,613,081	5,934,900	1
CLO Fund Securities	68,195,049	48,971,000	12	66,376,595	34,640,000	8
Containers, Packaging and Glass	7,056,701	6,852,738	2	7,347,292	6,784,104	1
Diversified/Conglomerate Manufacturing	4,046,728	4,042,346	1	6,282,124	6,054,461	1
Diversified/Conglomerate Service	15,382,035	14,350,438	4	15,868,152	14,883,678	3
Ecological	2,695,103	2,699,907	1	2,721,193	2,605,061	1
Electronics	14,874,472	14,407,265	4	15,172,568	11,999,923	3
Farming and Agriculture	1,441,277	217,001	—	4,298,336	1,538,550	—
Finance	5,460,445	5,372,881	1	14,979,849	11,412,985	2
Healthcare, Education and Childcare	41,647,084	42,177,498	10	49,379,475	47,532,926	11
Home and Office Furnishings, Housewares, and Durable Consumer Goods	20,694,006	18,080,134	4	21,331,162	19,153,711	4
Hotels, Motels, Inns and Gaming	3,438,128	3,171,363	1	6,322,276	5,696,447	1
Insurance	4,861,123	4,490,000	1	10,983,041	10,043,769	2
Leisure, Amusement, Motion Pictures, Entertainment	14,572,761	14,227,907	3	16,929,910	15,662,814	3
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	33,015,472	31,956,312	8	35,514,554	33,334,790	7
Mining, Steel, Iron and Non-Precious Metals	13,861,498	13,021,854	3	21,751,631	18,804,986	4
Oil and Gas	5,998,652	6,000,000	1	5,998,263	5,768,000	1
Personal and Non Durable Consumer Products (Mfg. Only)	14,424,931	9,146,146	2	15,208,764	11,373,174	2
Personal, Food and Miscellaneous Services	14,759,522	4,559,444	1	14,722,088	11,101,381	2
Printing and Publishing	23,867,184	23,506,057	6	29,914,605	24,922,487	5
Retail Stores	3,543,046	3,521,787	1	3,755,829	3,455,363	2
Time Deposits and Money Market Account	126	126	—	12,186,006	12,186,006	3
Utilities	16,343,228	14,989,047	5	18,178,414	15,124,538	4

Total	$463,368,312	$409,105,621	100%	$546,626,617	$460,509,190	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents Katonah Debt Advisors and other asset manager affiliates.
[3]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2009 and December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities) or companies providing mortgage lending.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred shares of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. As of December 31, 2009, we had approximately $49 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. The CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Subject to the availability of any such investment opportunities and prevailing market conditions we may continue to make such investments. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

Our CLO Fund securities as of December 31, 2009 and December 31, 2008 are as follows:

			December 31, 2009		December 31, 2008 (as restated)
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,715,858	$2,780,000	$4,620,951	$2,090,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	950,000	4,500,000	1,660,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1	3,150,000	290,000	3,150,000	590,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	60,000
Katonah VII CLO Ltd.[2,3]	Subordinated Securities	16.4	4,500,000	1,840,000	4,500,000	1,220,000
Katonah VIII CLO Ltd.[2,3]	Subordinated Securities	10.3	3,400,000	1,760,000	3,400,000	1,250,000
Katonah IX CLO Ltd.[2,3]	Preferred Shares	6.9	2,000,000	1,560,000	2,000,000	1,220,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,589,830	8,280,000	11,324,758	5,190,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100	29,940,867	27,100,000	29,560,886	21,360,000
Katonah 2007-1 CLO Ltd.[2]	Class B-2L Notes	100	1,078,494	4,410,000	—	—

Total			$68,195,049	$48,971,000	$66,376,595	$34,640,000

[1]	Represents percentage of class held.
[2]	An affiliate CLO Fund managed by Katonah Debt Advisors.
[3]	As of December 31, 2009, these CLO Fund securities were not providing a dividend distribution.

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

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Investments”) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Investments”) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

For bond rated tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at a current market yield, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

The table below summarizes certain attributes of each CLO Fund as per their most recent trustee report as of December 31, 2009:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	229	166	32	$1,222,314	$1,686,205
Katonah III, Ltd.	292	184	30	1,256,029	1,993,263
Katonah IV, Ltd.	274	178	27	970,538	1,493,975
Katonah V, Ltd.	307	206	30	585,649	872,788
Katonah VII CLO Ltd.	258	201	33	1,331,727	1,709,381
Katonah VIII CLO Ltd	274	206	33	1,412,797	1,879,157
Katonah IX CLO Ltd	264	203	33	1,575,491	2,048,914
Katonah X CLO Ltd	264	205	33	1,826,183	2,351,767
Katonah 2007-1 CLO Ltd	210	168	30	1,474,353	1,842,941

¹	All data from most recent trustee reports as of December 31, 2009.

Katonah Debt Advisors

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

The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee. At December 31, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund (and on the books of Katonah Debt Advisors), and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. As of December 31, 2009, approximately $5 million of such subordinated management fees have been accrued and Katonah Debt Advisors currently expects a portion of such fees to become payable to it within the next year. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses pursuant to an overhead allocation agreement with the Company associated with its operations, including compensation of its employees, may be distributed to Kohlberg Capital. Cash distributions of Katonah Debt Advisors’ net income are recorded as dividends from an affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. Our investment in Katonah Debt Advisors is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Katonah Debt Advisors is classified as a Level III investment (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Investments”). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

Time Deposits and Money Market Accounts

Cash time deposits primarily represent overnight Eurodollar investments of cash held in non-demand deposit accounts. Such time deposits are partially restricted under terms of the Facility. The money market account is restricted cash held for employee flexible spending accounts.

INVESTMENTS AND OPERATIONS

Overview

We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with EBITDA of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages CLO Funds that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our IPO from affiliates of Kohlberg & Co., a leading private equity firm focused on middle market investing. As of December 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

As of December 31, 2009, we had total secured term loan, mezzanine debt, bond and equity investments of approximately $302 million, total investments in CLO Fund securities managed by our wholly-owned portfolio company Katonah Debt Advisors and three other asset managers of approximately $49 million, and total investment in 100% of Katonah Debt Advisors’ asset management business of approximately $58 million.

As of December 31, 2009, we had a portfolio of investment securities that included first and second lien secured loans. Our investments generally averaged between $1 million to $10 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. We expect that the size of our investments and maturity dates will vary as follows:

•	senior secured term loans from $10 to $20 million maturing in five to seven years;

•	second lien term loans from $5 to $20 million maturing in six to eight years;

•	senior unsecured loans $5 to $10 million maturing in six to eight years;

•	mezzanine loans from $5 to $10 million maturing in seven to ten years; and

•	equity investments from $1 to $5 million.

When we extend senior secured term loans, we will generally take a security interest in the available assets of the portfolio company, including the equity interests of their subsidiaries, which we expect to help mitigate the risk that we will not be repaid. Nonetheless, there is a possibility that our lien could be subordinated to claims of other creditors. Structurally, mezzanine debt ranks subordinate in priority of payment to senior term loans and is often unsecured. Relative to equity, mezzanine debt ranks senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with a loan, while providing an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest that is typically in the form of equity purchased at the time the mezzanine loan is repaid or warrants to purchase equity at a future date at a fixed cost. Mezzanine debt generally earns a higher return than senior secured debt due to its higher risk profile and usually less restrictive covenants. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its interest back to the borrower at a price determined through an agreed formula.

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies, and from our investment in Katonah Debt Advisors. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We will primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities, such as those secured by commercial or residential mortgages or other consumer borrowings.

Credit and Investment Process

For our debt and equity securities investments, we employ the same due diligence intensive investment strategy that our senior management team, Katonah Debt Advisors and Kohlberg & Co. have used over the past 22 years. Due to our ability to source transactions through multiple channels, we expect to maintain a substantial pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

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

Credit Monitoring

Our management team has significant experience monitoring portfolios of middle market investments and this is enhanced by the credit monitoring procedures of Katonah Debt Advisors. Along with origination and credit analysis, portfolio management is one of the key elements of our business. Most of our investments will not be liquid and, therefore, we must prepare to act quickly if potential issues arise so that we can work closely with the management team and private equity sponsor, if applicable, of the portfolio company to take any necessary remedial action quickly. In addition, most of our senior management team, including the credit team at Katonah Debt Advisors, have substantial workout and restructuring experience.

In order to assist us in detecting issues with portfolio companies as early as possible, we perform a monthly financial analysis of each portfolio company. This analysis may include:

•	reviewing financial statements with comparisons to prior year financial statements, as well as the current budget including key financial ratios such as debt/EBITDA, margins and fixed charge coverage;

•	independently computing and verifying compliance with financial covenants;

•	reviewing and analyzing monthly borrowing base, if any;

•	a monthly discussion of MD&A with company management and, if applicable, the private equity sponsor;

•	determining if current performance could cause future financial covenant default;

•	discussing prospects with the private equity sponsor, if applicable;

•	determining if a portfolio company should be added to our “watch list” (companies to be reviewed in more depth);

•	reviewing original underwriting assumptions; and

•	a monthly update to be reviewed by both the Chief Executive Officer and Chief Investment Officer.

Investment Securities

We invest in senior secured loans, mezzanine debt and, to a lesser extent, equity of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. As of December 31, 2009, together with our wholly-owned portfolio company Katonah Debt Advisors, we had a staff of 18 investment professionals who specialize in specific industries and generally seek to invest in companies about which we have direct expertise. However, we may invest in industries in which we currently have little or no investment if we are presented with attractive opportunities. For more information regarding our investments in CLO Funds, see “—Investment Securities,” above.

CLO Fund Securities

As of December 31, 2009, we had $49 million, invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments.

The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to us and the other holders of the CLO Fund’s subordinated securities or preferred shares based on the proportionate share of such class.

The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. As of December 31, 2009, we had $45 million invested at fair value in five Katonah Debt Advisors managed CLO Funds. We typically make a minority investment in the subordinated securities or preferred shares of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. For more information regarding our investment securities, see “—Investment Portfolio—Investment in CLO Fund Securities.”

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and was valued at approximately $58 million.

As a separately taxable corporation, Katonah Debt Advisors is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to us would generally need to be distributed to our stockholders. Katonah Debt Advisors’ taxable net income differs from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

Goodwill amortizable for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to our IPO in exchange for shares of our stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase, and thus no goodwill was recognized for GAAP purposes, such exchange was considered a taxable asset purchase under the Internal Revenue Code of 1986, as amended (“Code”). At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income of approximately $2 million per year over such period. For more information regarding our investment in Katonah Debt Advisors, see “—Investment Portfolio—Katonah Debt Advisors.”

Revenues

We generate revenue in the form of interest income on debt securities and capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. In addition, we may generate revenue in the form of commitment and facility fees and, to a lesser extent, due diligence fees. Any such fees will be generated in connection with our investments and recognized as earned or, in some cases, recognized over the life of the loan. We expect our investments generally to have a term of between five and eight years and bear interest at various rates ranging from 2% to 10% over the prevailing market rates for Treasury securities. Where applicable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. Interest on debt securities will generally be payable monthly or quarterly, with amortization of principal typically occurring over the term of the security. In those limited instances where we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date.

We also generate dividend income from our investment in CLO Fund securities. These are typically the subordinated securities that are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Dividends on CLO Fund securities are generally paid quarterly.

Expenses

Because we are an internally managed BDC, we incur the costs associated with employing investment management professionals and other employees as well as running our operations. Our primary non-interest expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing our investments and our related overhead charges and expenses, including rental expense and interest expense incurred in connection with borrowings. Because we are internally managed, we do not pay any management fees to any third party.

Our Strategic Relationship with Kohlberg & Co.

We believe that we derive substantial benefits from our strategic relationship with Kohlberg & Co. The co-managing partners of Kohlberg & Co. are members of our Board of Directors and are also members of our Investment Committee. Through such participation, we have access to the expertise of these individuals in middle market and leveraged investing, which we believe enhances our capital raising, due diligence, investment selection and credit analysis activities. Affiliates of Kohlberg & Co., including those who serve and have served on our Board of Directors and our Investment Committee, own, in the aggregate, approximately 15% of our outstanding common stock. Kohlberg & Co. is a leading U.S. private equity firm which manages investment funds that acquire middle market companies. Since its founding in 1987, Kohlberg & Co. has organized six private equity funds, through which it has raised approximately $3.5 billion of committed capital and completed more than 80 platform and add-on acquisitions with an aggregate value of approximately $8 billion.

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

LEVERAGE

In addition to funds available from the issuance of our common stock, we use borrowed funds, known as “leverage,” to make investments in an attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts if our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of December 31, 2009, we had $218 million of outstanding borrowings and our asset coverage ratio was 198%, below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt, primarily as a result of unrealized fair value losses on our investments. Until the minimum asset coverage level is met, we will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to our common stock. As a result, we will be limited in our ability to raise capital to make new investments until our asset coverage ratio exceeds 200%. However, because we have no public debt or preferred stock outstanding, failure to maintain asset coverage of at least 200% will not limit our ability, under the 1940 Act, to pay dividends from our net investment income.

On February 14, 2007, we entered into a LFSA under which we had a right to obtain up to $200 million in financing. On October 1, 2007, we amended the Facility to increase our borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. In addition, the amendment revised the method for determining the required equity contribution from Kohlberg Capital to KCAP Funding. Advances under the Facility (to the extent available to us) are used primarily to make additional investments. As described further below, we have not drawn on the Facility since August 2008.

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

Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that we have challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%), and we have been paying interest calculated at such higher rate under protest. Also, despite our belief that the amortization period has been wrongfully imposed, we believe we have sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions during the amortization period. At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Annual Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in “Item 3. Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Annual Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and we were unsuccessful in obtaining court relief, we could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. See “Item 1A. Risk Factors,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” below and the Notes to our financial statements included in this Annual Report for further information relating to the LFSA and the complaint.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include commercial banks, specialty finance companies, hedge funds, structured investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to Our Business—We operate in a highly competitive market for investment opportunities.”

We believe that we provide a unique combination of an experienced middle market origination and credit team, an existing credit platform at Katonah Debt Advisors that includes experienced lenders with broad industry expertise and an Investment Committee that includes co-managing partners of Kohlberg & Co., a leading experienced and successful middle market private equity firm. We believe that this combination of resources assists with developing a thorough credit process and multiple sources of investment opportunities to enhance our asset selection process.

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

•

Investments in a wide variety of portfolio companies in a number of different industries with no direct exposure to mortgage-backed securities. Our investment portfolio (excluding our investments in Katonah Debt Advisors and CLO Fund securities) is spread across 26 different industries and 74 different entities with an average balance per investment of approximately $4 million. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by companies and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

EMPLOYEES

As of April 30, 2010, we had 26 employees.

DETERMINATION OF NET ASSET VALUE

We determine the NAV per share of our common stock quarterly. The NAV per share is equal to the value of our total assets minus liabilities and preferred stock outstanding divided by the total number of shares of common stock outstanding. As of December 31, 2009, we did not have any preferred stock outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is generally (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment. Preliminary valuation conclusions are then documented and discussed with our senior management. The Valuation Committee of our Board of Directors reviews these preliminary valuations and makes recommendations to our Board of Directors. Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on data from any applicable independent pricing service, input of management, estimates from independent valuation firms (if any) and the recommendations of the Valuation Committee. Where appropriate, the Valuation Committee may utilize an independent valuation firm selected by our Board of Directors. In connection with the restatement described above, we engaged VRC, an independent valuation firm, to provide third-party valuation estimates for approximately 39% and 40% of our investments at fair value as of December 31, 2009 and December 31, 2008, respectively. VRC’s valuation estimates were considered as one of the relevant data inputs in our determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of our annual year end valuation process.

Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined under our valuation methodology may differ materially from the values that would have existed had a ready market existed for the investments.

There is no single method for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, we record unrealized appreciation if we believe that our investment has appreciated in value.

As a BDC, we invest primarily in illiquid securities, including loans to and warrants of private companies and interests in other illiquid securities, such as interests in the underlying CLO Funds. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation methodology requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

With respect to private debt and equity investments, each investment is valued using industry valuation benchmarks, and, where appropriate, such as valuing private warrants, the valuation methodology may incorporate discounts reflecting the illiquid nature of the investment and our minority, non-control position. When a qualifying external event such as a significant purchase transaction, public offering or subsequent loan or warrant sale occurs, the pricing indicated by the external event may be considered in determining our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange are generally valued at the prevailing bid price on the valuation date. However, restricted public securities may be valued at discounts from the public market value due to limitations on our ability to sell the securities.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, (ii) the NAV of the CLO Funds that are approaching or are past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by us, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

In connection with the restatement, we revised the valuation procedures applied to our illiquid investments. We now derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Management retroactively applied such revised valuation procedures to our portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. As a result, we have restated the financial statements for each of those periods to reflect the use of these revised valuation procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY AND A REGULATED INVESTMENT COMPANY

Our elections to be regulated as a BDC and to be treated as a RIC have a significant impact on our future operations:

We report our investments at market value or fair value with changes in value reported through our statement of operations.

We report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Changes in these values are reported through our statement of operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “—Determination of Net Asset Value.”

Our ability to use leverage as a means of financing our portfolio of investments is limited.

As a BDC, in order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%, as measured immediately after borrowing. For this purpose, senior securities generally include all borrowings, guarantees of borrowings and any preferred stock we may issue in the future. Our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. Our asset coverage ratio was 198% as of December 31, 2009, below the minimum asset coverage level generally required for a BDC by the 1940 Act. See “—Leverage” above.

We intend to distribute substantially all of our net taxable income to our stockholders. We generally will be required to pay U.S. federal income taxes only on the portion of our net taxable income and gains that we do not distribute to stockholders.

We have elected to be treated as a RIC for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2006. As a RIC, we intend to distribute to our stockholders substantially all of our net investment company income. In addition, we may retain certain net long-term capital gains and elect to treat such net capital gains as distributed to our stockholders. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit against their U.S. federal income tax liability (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we pay on the deemed distribution. See “—Certain United States Federal Income Tax Considerations,” below.

As a RIC, we generally are required to pay U.S. federal income taxes only on the portion of our net taxable income and gains that we do not distribute (actually or constructively). Katonah Debt Advisors, our wholly-owned taxable portfolio company, receives fee income earned with respect to its management services. Katonah Debt Advisors may in the future form additional direct or indirect subsidiaries which will receive similar fee income. Some of these subsidiaries may be treated as corporations for U.S. federal income tax purposes, and as a result, such subsidiaries will be subject to income tax at regular corporate rates, for U.S. federal and state purposes, although, as a RIC, dividends and distributions of capital received by us from our taxable subsidiaries and distributed to our stockholders will not subject us to U.S. federal income taxes. As a result, the net return to us on such investments held by such subsidiaries will be reduced to the extent that the subsidiaries are subject to income taxes.

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “—Regulation” below. Also, restrictions and provisions in our Facility may limit our ability to make distributions. See “Item 1A. Risk Factors” below.

We are required to comply with the provisions of the 1940 Act applicable to BDCs.

As a BDC, we are required to have a majority of directors who are not “interested” persons under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bond and custody arrangements. See also “—Regulation” below.

REGULATION

The following discussion is a general summary of some of the material prohibitions and restrictions governing BDCs generally. It does not purport to be a complete description of all the laws and regulations affecting BDCs.

A BDC is a unique kind of investment company that primarily focuses on investing in or lending to private or relatively small publicly traded companies and making managerial assistance available to them. A BDC provides stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage privately-owned companies. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. We have implemented certain procedures, both written and unwritten, to ensure that we do not engage in any prohibited transactions with any persons affiliated with us. If such affiliations are found to exist, we seek Board and/or committee review and approval or exemptive relief for such transactions, as appropriate.

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

(c)	satisfies any of the following:

(i)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;

(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or

(iv)	does not have any class of securities listed on a national securities exchange (or, if it has a class of securities listed on a national securities exchange, has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million).

•	Securities of any eligible portfolio company that we control;

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company and is in bankruptcy and subject to reorganization;

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities;

•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment; and

•

Under certain circumstances, securities of companies that were eligible portfolio companies at the time of the initial investment but that are not eligible portfolio companies at the time of the follow-on investment.

Significant Managerial Assistance

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, to count portfolio securities as “qualifying assets” for the purpose of the 70% test discussed above, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related to Our Business—The debt we incur could increase the risk of investing in our Company.” Our asset coverage ratio was 198% as of December 31, 2009, below the minimum asset coverage level generally required for a BDC by the 1940 Act. See “—Leverage.”

Code of Ethics

We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. A copy of the code of ethics is available on the Corporate Governance section of the Company’s website at www.kohlbergcap.com.

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

Our proxy voting decisions are made by our Investment Committee, which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal to reduce any attempted influence from interested parties.

Other

We are periodically examined by the SEC for compliance with the 1940 Act.

We do not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment).

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

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have a designated Chief Compliance Officer who is responsible for administering these policies and procedures.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, regulated investment companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, U.S. Treasury regulations, and administrative and judicial interpretations, each as in effect as of the date of this filing and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate, gift, state, local or non-U.S. tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets in which we do not currently intend to invest.

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

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and non-U.S. tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a Regulated Investment Company

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2006. As a RIC, we generally do not have to pay corporate-level taxes on any income or gains that we timely distribute to our stockholders as dividends. To qualify for treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally the sum of our ordinary taxable income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”), for such year.

Taxation as a Regulated Investment Company

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. We will be subject to U.S. federal income tax at the regular corporate rates on any net ordinary income or capital gain not distributed to our stockholders. In addition, as a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain net taxable undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any such amounts realized, but not distributed, in respect of the preceding year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains, described below). We currently intend to make sufficient distributions each taxable year and/or pay sufficient corporate income tax to avoid any excise tax liability, although we reserve the right to pay an excise tax rather than make an additional distribution when circumstances warrant (e.g., the payment of an excise tax amount that we deem to be de minimis).

To qualify for tax treatment as a RIC for U.S. federal income tax purposes, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a BDC under the 1940 Act;

•

in each taxable year, derive at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded partnership” (as defined by the Code) (all such income “Qualifying Income”); and

•

diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets and more than 10% of the outstanding voting securities of such issuer; and (ii) no more than 25% of the value of our assets is invested (a) in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (b) in one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We conduct the business of Katonah Debt Advisors through direct or indirect subsidiaries. Some of our subsidiaries are treated as corporations for U.S. federal income tax purposes. As a result, such subsidiaries will be subject to U.S. federal income tax at regular corporate rates. We will recognize income from these subsidiaries to the extent that we receive dividends and distributions of capital from these subsidiaries. Some of the wholly-owned subsidiaries may be treated as disregarded entities for U.S. federal income tax purposes. As a result, we may directly recognize fee income earned by these subsidiaries. Fee income that we recognize directly through entities that are treated as disregarded entities for U.S. federal tax purposes will generally not constitute Qualifying Income. We intend to monitor our recognition of fee income to ensure that at least 90% of our gross income in each taxable year is Qualifying Income.

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

However, pursuant to guidance issued in 2009 and thereafter by the U.S. Internal Revenue Service (“IRS”), under certain circumstances it is possible for us to meet the Annual Distribution Requirement for 2009, 2010 and 2011, even though we limit how much cash (and other property which is not our stock) that we distribute in the aggregate to our stockholders (which limit can be as low as 10% of each qualifying distribution) when compared to how much cash (and other property which is not our stock) that we would need to distribute for us to meet the Annual Distribution Requirement without relying on such guidance (a “qualifying limited-cash distribution”). The portion of a qualifying limited-cash distribution that does not consist of cash (and other property which is not our stock) will be in the form of shares of our stock (based on a market-price valuation method determined pursuant to such guidance). While we have not made any qualifying limited-cash distributions to date as permitted by the IRS guidance, we reserve the right to consider making such distributions in the future, subject to compliance with applicable tax requirements. The IRS guidance is in effect for distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011.

We could also be subject to a U.S. federal income tax (including interest charges) on distributions received from investments in passive foreign investment companies “PFICs” (defined below) or on proceeds received from the disposition of shares in PFICs, which tax cannot be eliminated by making distributions to our stockholders. Very generally, a PFIC is any non-U.S. corporation in which (i) 75% or more of the gross income for the taxable year is passive income, or (ii) the average percentage of the assets (generally by value, but by adjusted tax basis in certain cases) that produce or are held for the production of passive income is at least 50%. Generally, passive income for this purpose means dividends, interest (including income equivalent to interest), royalties, rents, annuities, the excess of gains over losses from certain property transactions and commodities transactions, and foreign currency gains. Passive income for this purpose does not include rents and royalties received by the non-U.S. corporation from active business and certain income received from related persons. We may elect to avoid the imposition of that tax. For instance, if we are in a position to treat and so treat such a PFIC as a “qualified electing fund” (“QEF”) we will be required to include in our income annually our share of the company’s income and net capital gain, regardless of whether we receive any distribution from the company. Alternately, we may make an election to mark the gains (and to a limited extent losses) in such holdings “to the market” as though we had sold and repurchased our holdings in those PFICs on the last day of our taxable year. Such gains and losses are treated as ordinary income and loss. The QEF and mark-to-market elections may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We may also invest in “controlled foreign corporations” (“CFCs”). Generally, a non-U.S. corporation will be a CFC if “U.S. Shareholders” (i.e., each U.S. investor that owns (directly or by attribution) 10% or more of the interests in the non-U.S. corporation (by vote)) own (directly or by attribution) more than 50% (by vote or value) of the outstanding interests of the non-U.S. corporation. If we are a U.S. Shareholder with respect to a non-U.S. corporation, we will be required each year to include in income our pro rata share of the corporation’s “Subpart F income” (as defined in the Code), regardless of whether or not such income is distributed by the CFC to us. Net losses by a CFC during a tax year will not flow through to us and thus will not be available to offset income or gains generated from our other investments. Therefore, investments in CFCs may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We are authorized to borrow funds and to sell assets to satisfy the Annual Distribution Requirement and to avoid any excise tax liability. However, depending on the types of debt and equity securities we have outstanding, we may be prohibited under the 1940 Act from making distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement and to avoid any U.S. federal income tax or excise tax liability may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirements and to avoid any excise tax liability, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Failure to Qualify as a Regulated Investment Company

If we were to fail to qualify for tax treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. All distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits and (if made during a taxable year beginning before January 1, 2011) provided certain holding period and other requirements were met, could potentially qualify for treatment as “qualified dividend income” in the hands of stockholders taxed as individuals eligible for the 15% maximum rate. It is currently unclear whether Congress will extend this provision for tax years beginning on or after January 1, 2011. In addition, subject to certain limitations under the Code, corporate distributees could be eligible for the dividends received deduction with respect to any of our dividend distributions. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify for tax treatment as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify for tax treatment as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Taxation of U.S. Stockholders

For U.S. federal income tax purposes, distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock through our dividend reinvestment plan. For taxable years beginning before January 1, 2011, to the extent such distributions paid by us are attributable to dividends from U.S. corporations and certain qualified non-U.S. corporations, such distributions may be designated by us as “qualified dividend income” eligible to be taxed in the hands of non-corporate stockholders at the rates applicable to long-term capital gains, provided holding period and other requirements are met at both the stockholder and company levels. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not be qualified dividend income. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Long-term capital gain rates for individuals have been temporarily reduced to a maximum of 15% for tax years beginning before January 1, 2011. These rates are expected to increase at the end of 2010 to pre-reduction rates (generally, 20% for those in the highest tax brackets) unless Congress enacts legislation providing otherwise. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

We may retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses and designate the retained net capital gains as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, and (i) each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as long term capital gain as if it had been actually distributed to the U.S. stockholder, and (ii) the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate (currently 35%), and since that rate is generally in excess of the maximum rate currently payable by individuals on long-term capital gains (currently 15%), the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit may exceed the tax they owe on the deemed distribution. Long-term capital gain rates for individuals have been temporarily reduced to a maximum of 15% for tax years beginning before January 1, 2011. These rates are expected to increase at the end of 2010 to pre-reduction rates (generally, 20% for those in the highest tax brackets) unless Congress enacts legislation providing otherwise. Such excess generally may be claimed as a credit against the U.S. stockholder’s other federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return generally would be required to file a U.S. federal income tax return or related form on the appropriate form to claim a refund for the taxes we paid. For U.S. federal income tax purposes, the tax basis of shares owned by a stockholder generally will be increased by an amount equal to the difference between the amount of undistributed capital gains included in the stockholder’s gross income and the tax deemed paid by the stockholder as described in this paragraph. To utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.” We may also make actual distributions to our stockholders of some or all of realized net long-term capital gains in excess of realized net short-term capital losses.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared. A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss. For taxable years beginning before January 1, 2011, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is generally lower than the maximum rate on ordinary income currently payable by individuals. Long-term capital gain rates for individuals have been temporarily reduced to a maximum of 15% for tax years beginning before January 1, 2011. These rates are expected to increase at the end of 2010 to pre-reduction rates (generally, 20% for those in the highest tax brackets) unless Congress enacts legislation providing otherwise. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year ($1,500 for married individuals filing separately); any net capital losses of a non-corporate stockholder in excess of $3,000 ($1,500 for married individuals filing separately) generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

Distributions are generally taxable to stockholders even if they are paid from income or gains earned by us before a stockholder’s investment (and thus were included in the price the stockholder paid). If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically, it may represent a return of his, her or its investment. Distributions are taxable whether stockholders receive them in cash or reinvest them in additional shares through the Dividend Reinvestment Plan. A stockholder whose distributions are reinvested in shares will be treated as having received a dividend equal to either (i) the fair market value of the shares issued to the stockholder (if we issue new shares), or (ii) the amount of cash allocated to the stockholder for the purchase of shares on its behalf (if we purchase shares on the open market). We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% “qualified dividend income” rate). Distributions may also be subject to additional U.S. state, local and non-U.S. taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the corporate dividends-received deduction or the preferential rate applicable to “qualified dividend income.”

We may be required to withhold U.S. federal income tax (“backup withholding”), currently at a rate of 28% for amounts paid through 2010, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. The 28% rate will expire for amounts paid after December 31, 2010 and instead the backup withholding rate on such amounts will be 31% unless Congress enacts legislation providing otherwise. It is currently unclear whether such legislation will be enacted and, if enacted, what the terms of the extension will be. Backup withholding is not an additional tax. Any amount withheld under backup withholding may be allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

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

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. Non-U.S. stockholders should consult their tax advisors before investing in our common stock. In general, dividend distributions (other than certain distributions derived from net long-term capital gains, and, if certain pending legislation is enacted as described below, certain interest income and short term capital gains) paid by us to a non-U.S. stockholder are subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate) even if they are funded by income or gains that, if paid to a non-U.S. stockholder directly, would not be subject to withholding. If the distributions are effectively connected with a U.S. trade or business of the non-U.S. stockholder, (and, if an income tax treaty applies, attributable to a permanent establishment in the United States), we will not be required to withhold federal tax if the non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. stockholders. (Special certification requirements apply to a non-U.S. stockholder that is a non-U.S. partnership or a non-U.S. trust and such entities are urged to consult their tax advisors.) For taxable years beginning prior to January 1, 2010 (and for taxable years beginning before January 1, 2011, if pending legislation discussed below is enacted), except as provided below, we were generally not required to withhold any amounts with respect to certain distributions of (1) U.S.-source interest income that meets certain requirements (“interest-related dividends”), and (2) net short-term capital gains in excess of net long-term capital losses (“short-term capital gain dividends”), in each case to the extent we properly designate such distributions. We generally intend to make such designations. In respect of distributions described in clause (1) above, however, we were required to withhold amounts with respect to distributions to a non-U.S. stockholder:

•	that did not provide a satisfactory statement that the beneficial owner is not a U.S. person;

•	to the extent that the dividend was attributable to certain interest on an obligation if the non-U.S. stockholder was the issuer or was a 10% stockholder of the issuer;

•	that was within certain non-U.S. countries that had inadequate information exchange with the United States; or

•

to the extent the dividend was attributable to interest paid by a person that was a related person of the non-U.S. stockholder and the non-U.S. stockholder was a “controlled foreign corporation” for U.S. federal income tax purposes.

Pending legislation proposes to extend retroactively the exemption from withholding for interest-related dividends and short-term capital gain dividends for one additional year, i.e., for dividends with respect to taxable years beginning on or after January 1, 2010 but before January 1, 2011. It is currently unclear whether such legislation will be enacted and, if enacted, what the terms of the extension will be. If such legislation is enacted, we generally intend to make designations of interest-related dividends and short-term capital gain dividends.

Actual or deemed distributions of our net capital gain to a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale of our common stock, generally will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless (i) the distributions or gain, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the U.S.), or (ii) in the case of an individual stockholder, the stockholder is present in the U.S. for a period or periods aggregating 183 days or more during the year of the sale or the receipt of a capital gain dividend and certain other conditions are met. If we distribute our net capital gain in the form of deemed rather than actual distributions, a non-U.S. stockholder will be entitled to a U.S. federal income tax credit and/or tax refund, as applicable, equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

A non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal tax, will be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute or successor form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. stockholder or otherwise establishes an exemption from backup withholding. Investment in the shares may not be appropriate for a non-U.S. stockholder. Non-U.S. persons should consult their tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and non-U.S. tax consequences of an investment in the shares.

DIVIDEND REINVESTMENT PLAN

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving cash.

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

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to NAV. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Select Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

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

If your dividends are reinvested, you will be required to pay tax on the distributions in the same manner as if the distributions were received in cash. The taxation of dividends will not be affected by the form in which you receive them. See “—Certain United States Federal Income Tax Considerations.”

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

Investing in our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the NAV and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history.

We were organized in August 2006 to continue the middle market investment business and asset management business of Katonah Debt Advisors, which was organized in 2005 by Kohlberg & Co. Katonah Debt Advisors commenced its asset management operations with the hiring of E.A. Kratzman, its President (who also serves as our Vice President and a member of our Investment Committee), in June 2005 and began its middle market lending operations in February 2006 with the hiring of Dayl W. Pearson, who serves as our President, CEO and a member of our Board of Directors, and R. Jon Corless, who serves as our Chief Investment Officer. In December 2006, we completed an IPO of our common stock and our common stock was listed on The Nasdaq Global Select Market. We have a limited operating history. As a result, we have limited operating results which demonstrate our ability to manage our business. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially.

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

Our ability to achieve our investment objective depends on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, we need to continue to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. However, we cannot provide assurance that any such employees will contribute to the success of our business or that we will implement such systems effectively. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

There is a risk that we may not make distributions.

We intend to continue to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at historical or any specific levels or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, depending on the types of debt and equity securities we have outstanding, we may be limited in our ability to make distributions. See “Item 1. Business—Leverage.” Also, restrictions and provisions in our Facility may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC and we would be subject to corporate level U.S. federal income tax. Furthermore, in accordance with current IRS guidance, we may make distributions under special circumstances that would allow us to meet our annual RIC distribution requirement for 2009 (and perhaps subsequent years) by distributing shares of our stock in lieu of a significant portion of the cash (or other property other than our stock) that we would otherwise be required to distribute to satisfy such distribution requirement. See “Item 1. Business—Certain United States Federal Income Tax Considerations.” We cannot ensure that we will make distributions at historical or any other specified levels or at all.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash equal to such income.

In accordance with GAAP and the Code, we include in income certain amounts that we have not yet received in cash, such as contracted non-cash PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted non-cash PIK arrangements are included in income for the period in which such non-cash PIK interest was received, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments generally are valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants is allocated to the warrants that we receive. This generally results in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify as a RIC eligible for pass-through tax treatment. Because such original issue discount income might exceed the amount of cash received in a given year with respect to such investment, we might need to obtain cash from other sources to satisfy such distribution requirements. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for tax treatment as a RIC or, even if such distribution requirement is satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity securities or reduce new investment originations to meet these distribution requirements and avoid tax. See “Item 1. Business—Certain United States Federal Income Tax Considerations.”

We may incur losses as a result of “first loss” agreements into which we or Katonah Debt Advisors may enter in connection with warehousing credit arrangements which we put in place prior to raising a CLO Fund and pursuant to which we agree to reimburse credit providers for a portion of losses (if any) on warehouse investments.

We and Katonah Debt Advisors have in the past entered, and may in the future enter, into “first loss” agreements in connection with warehouse credit lines to be established by Katonah Debt Advisors to fund the initial accumulation of loan investments for future CLO Funds that Katonah Debt Advisors will manage. Such agreements (referred to as “first loss agreements” or “first loss obligations”) frequently relate to (i) losses as a result of individual loan investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line. As a result, we may incur losses if loans and debt obligations that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close. For example, as a result of an engagement letter with Bear Stearns & Co. Inc., we have agreed to make certain payments to JP Morgan, Inc. in connection with a settlement of claims. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments.”

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

We may experience fluctuations in our quarterly and annual operating results and credit spreads.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate on such securities, our level of expenses, variations in and timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

We borrow funds or may issue senior securities, pursuant to our existing Facility or other agreements, to make additional investments. With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. The amount of leverage that we employ will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations of stockholders, including:

•	a likelihood of greater volatility of NAV and market price of our common stock than a comparable portfolio without leverage;

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

Any requirement that we sell assets at a loss to redeem or pay interest or dividends on any leverage, or for other reasons, would reduce our NAV and also make it difficult for the NAV to recover. Our Board of Directors, in their judgment, may authorize the use of leverage if they expect that the benefits to our stockholders of maintaining the leveraged position will outweigh the risks.

The debt we incur could increase the risk of investing in our Company.

As of April 30, 2010, our Facility balance was approximately $187 million and our asset coverage ratio was approximately 212%, above the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. Under our Facility, we must maintain a leverage ratio covenant of no more than one to one based on the ratio of the Facility outstanding balance to our most recently reported GAAP stockholders’ equity balance (determined quarterly in conjunction with the Company’s financial reporting filings with the Commission) as of the Facility outstanding balance determination date. While we believe that we are not in material breach of our obligations under the LFSA, including the leverage ratio, there can be no assurance that in connection with the complaint described in “Item 3. Legal Proceedings” or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Annual Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and we were unsuccessful in obtaining court relief, we could be forced to pay the remaining balance of the Facility, which would adversely affect our business, liquidity, financial condition and results of operations.

The agreements governing our Facility and the related funding and servicing agreement contain various covenants that limit our discretion in operating our business and also include certain financial covenants. In addition, our lenders have declared a Termination Date under the LFSA.

We have entered into a credit facility that is backed by a revolving pool of loans. Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield, limitations on delinquencies and charge-offs and a maximum leverage ratio, a violation of any of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. An event of default under the Facility could result, among other things, in the termination of the availability of further funds under the Facility and an accelerated maturity date for all amounts outstanding under the Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC. If we default under certain provisions of the Facility, the remedies available to the lender may limit our ability to declare dividends. As described below and elsewhere in this Annual Report, the Agent and the lenders have declared a Termination Date under the LFSA, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the LFSA and we have filed a complaint against the Agent and the lenders alleging, among other things, that the termination of the revolving period and the commencement of the amortization period were wrongful.

In connection with the Facility, we are party to a LFSA, dated as of February 14, 2007, by and among us, the Agent, the Trustee and the other lender parties and other parties thereto. As of December 31, 2009, there were outstanding borrowings of approximately $218 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of December 31, 2009 there were financial assets held in the securities account with a market value of approximately $291 million.

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

Since September 2008, all principal and excess interest collected from the assets securing the Facility under the LFSA has been and continues to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that we have challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%) and we have been paying interest calculated at such higher rate under protest.

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

As noted above, on August 28, 2009, we filed a complaint in the Supreme Court of New York against the Agent and other lender parties to the LFSA. Since the time the complaint was filed, the Agent, the lender, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action, U.S. Bank National Association, as Trustee, has been voluntarily dismissed without prejudice from the lawsuit, and discovery has commenced. The Agent has sent additional notices of Termination Events, which the Company and the Borrower believe and have asserted are without merit, based on the Company’s and the Borrower’s alleged inability to comply with certain covenants under the LFSA due to the actions by the Agent and the lenders in wrongfully declaring a Termination Date. In addition, on April 2, 2010 the Agent sent a notice alleging that our failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which we also believe and have asserted is without merit based upon a non-material delay.

While we intend to vigorously litigate the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by us or our exposure associated with this litigation can be determined at this time and there can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Annual Report. Further, there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. An unfavorable decision or determination that we are required to pay the higher rate of interest under LFSA for an extended period of time, could have an adverse effect on our business, liquidity and financial condition. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and we were unsuccessful in obtaining court relief, we could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. Due to the current economic environment and the severely limited availability of credit, we may not be able to enter into another facility to replace the Facility whether or not any of the foregoing should occur.

Following a default under the LFSA relating to our Facility, we may not have the ability to manage the assets securing the Facility, which may adversely impact our liquidity and operations.

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

The current economic and capital market conditions in the U.S. have resulted in a severe reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. These conditions have constrained us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or replace the Facility, our liquidity will be significantly reduced. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and our business prospects could be negatively impacted. Even if we are able to renew or replace the Facility, we may not be able to do so on favorable terms. In addition, the debt capital that will be available, if at all, may be at a higher cost and/or on less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below NAV per share without stockholder approval. In addition, issuing equity at depressed stock prices can be dilutive to our stockholders. These events and our inability to raise capital have resulted in a reduction in new originations, curtailed our ability to grow and have had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and negatively impact our operating results.

Because we intend to distribute substantially all of our income and net realized capital gains to our stockholders, we will need additional capital to finance our growth.

In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%, as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. As of December 31, 2009, our asset coverage ratio was 198%, which is below the minimum level required to incur new debt. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline. In 2008 and 2009, we declared dividends in the amount of $0.41 per share on March 14, 2008, $0.41 per share on June 13, 2008, $0.35 per share on September 19, 2008, $0.27 per share on December 19, 2008, $0.24 per share on March 23, 2009, $0.24 per share on June 15, 2009, $0.24 per share on September 24, 2009 and $0.20 per share on December 15, 2009. These dividends represented our estimated distributable income for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009, respectively.

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

Our businesses may be adversely affected by litigation and regulatory proceedings, including those that are currently pending.

From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

We are currently parties in ongoing litigation and regulatory proceedings. As described in greater detail in “Item 3. Legal Proceedings” below, pending proceedings involving us and/or our directors and officers include two purported class action lawsuits filed by our stockholders, a derivative action filed by our stockholders and an SEC investigation, all of which are at a preliminary stage and relate to the valuation methodology and procedures used by us to value our investments and the restatement to our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) and the quarterly periods ended March 31, 2009 and June 30, 2009. While we believe that we have meritorious defenses in these proceedings and that the outcomes should not materially impact us, we anticipate continued elevated legal and related costs as the ultimate outcomes of the matters are uncertain. In addition, we are party to a pending lawsuit involving the lenders under our Facility, as described in “Item 3. Legal Proceedings” below.

In view of the inherent difficulty of predicting the outcome of legal actions and regulatory matters, we cannot provide assurance as to the outcome of any pending matter or, if resolved adversely, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. The resolution of any such matters may be time consuming, expensive, and may distract management from the conduct of our business. The resolution of certain pending legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our results of operations for the quarter in which such actions or matters are resolved or a reserve is established.

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

Equity Investments. We have made and expect to make selected equity investments. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants in the equity of the portfolio company. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

•

less predictable operating results, being parties to litigation from time to time, engaging in rapidly changing businesses with products subject to a substantial risk of obsolescence and requiring substantial additional capital expenditures to support their operations, finance expansion or maintain their competitive position;

•	difficulty accessing the capital markets to meet future capital needs; and

•	generally less publicly available information about their businesses, operations and financial condition.

Our portfolio investments for which there is no readily available market, including our investment in Katonah Debt Advisors and our investments in CLO Funds, are recorded at fair value as determined in good faith by our Board of Directors. As a result, there is uncertainty as to the value of these investments.

Our investments consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. These valuations are initially prepared by our management and reviewed by our Valuation Committee, which uses its best judgment in arriving at the fair value of these securities. However, the Board of Directors retains ultimate authority to determine the appropriate valuation for each investment. From time to time, our Board of Directors has used the services of an independent valuation firm to aid it in determining fair value, including in the case of our investments in CLO Funds and in Katonah Debt Advisors. Where applicable, an independent valuation firm provides third-party valuation consulting services, which typically consist of certain limited procedures that we identify and request an independent valuation firm to perform. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. Our investment in Katonah Debt Advisors is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Following our engagement of Grant Thornton, we and our Audit Committee concluded that the we would have to restate our previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. We and our Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments, which affects the calculation of our NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, we have revised the valuation procedures applied to our illiquid investments and our accounting for our non-cash PIK investments.

We are subject to additional risks in light of the restatement of our prior period financial statements.

As described in Note 2, “Significant Accounting Policies—Basis of Presentation” of the notes to our financial statements included in this Annual Report, we have restated our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. The restatement of our financial statements was due to errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments, which affects the calculation of our NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. The error related to fair value measurements was identified through the use and weighting of additional valuation techniques and a broader consideration of secondary market inputs, and resulted from the material weaknesses in our internal control over financial reporting described in more detail in “Item 9A. Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. This restatement has exposed us to certain legal and regulatory actions described in “Item 3. Legal Proceedings” below and could expose us to additional legal or regulatory actions. In addition, the defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. We believe that we have addressed the material weaknesses through the adoption of the revised valuation procedures and the implementation of a review process described elsewhere in this Annual Report. However, as of the date of filing of this Annual Report, we have not fully remediated these material weaknesses. We may not be able to remediate the material weaknesses in a timely manner and our management may be required to devote significant time and expense to remediate the material weaknesses. Furthermore, there can be no assurance that we will not conclude in the future that these weaknesses continue to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis. Moreover, we may be the subject of negative publicity focusing on the restatement and negative reactions from shareholders and others with whom we do business.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2009, our largest investment, our 100% equity interest in Katonah Debt Advisors, equaled approximately 14% of the fair value of our investments. Beyond the asset diversification requirements associated with our qualification as a RIC (as described further in “Item 1. Business—Certain United States Federal Income Tax Considerations”), we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. In accordance with our current policy, we do not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment). However, to the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

Our portfolio companies may incur debt that ranks equal with, or senior to, our investments in such companies.

We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies are permitted to have other debt that ranks equal with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equal with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the size of our investment and the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

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

We expect to receive distributions of recurring fee income, after the payment of its expenses, from the asset management activities of Katonah Debt Advisors. However, the existing asset management agreements pursuant to which Katonah Debt Advisors receives such fee income from the CLO Funds for which it serves as manager may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by Katonah Debt Advisors of the indenture governing the applicable CLO Fund, breaches by Katonah Debt Advisors of certain specified provisions of the indenture, material breaches of representations or warranties made by Katonah Debt Advisors, bankruptcy or insolvency of Katonah Debt Advisors, fraud or criminal activity on the part of Katonah Debt Advisors or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions. Further, a significant portion of the asset management fees payable to Katonah Debt Advisors under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated or the CLO Funds do not generate enough income or otherwise have insufficient residual cash flow due to diversion of cash as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements to pay the subordinated management fees, we will not receive the fee income that we expect to continue to receive from Katonah Debt Advisors, which will reduce income available to make distributions to our stockholders. At December 31, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. Such subordinated management fees continue to be accrued by the applicable CLO Fund and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants.

We may not receive any return on our investment in the CLO Funds in which we have invested and we may be unable to raise additional CLO Funds.

As of December 31, 2009, we had $45 million invested in the subordinated securities or preferred shares issued by CLO Funds managed by Katonah Debt Advisors and certain other third party asset managers. Subject to market conditions, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by Katonah Debt Advisors and/or third party managers. These subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, we may not be able to continue to complete new CLO Funds due to prevailing CLO market conditions or other factors.

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

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such issuance or incurrence. As of December 31, 2009, our asset coverage was 198%, which is below the minimum level required to incur new debt. With respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

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

As a BDC, we may not acquire any assets other than “qualifying assets” for purposes of the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” See “Item 1. Business—Regulation.”

We believe that most of the senior loans and mezzanine investments that we acquire constitute “qualifying assets.” However, investments in the equity securities of CLO Funds generally do not constitute “qualifying assets,” and we may invest in other assets that are not “qualifying assets.” If we do not invest a sufficient portion of our assets in “qualifying assets,” we may be precluded from investing in what we believe are attractive investments or could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. These restrictions could also prevent us from making investments in the equity securities of CLO Funds, which could limit Katonah Debt Advisors’ ability to organize new CLO Funds. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

If we are unable to qualify as a RIC under Subchapter M of the Code, we will be subject to corporate-level U.S. federal income tax, which will adversely affect our results of operations and financial condition.

Provided we qualify as a RIC, we will generally not be subject to corporate-level U.S. federal income taxes on income distributed to our stockholders as dividends. We will not continue to qualify for pass-through tax treatment as a RIC, and thus will be subject to corporate-level U.S. federal income taxes, if we are unable to comply with the source-of-income, asset diversification and distribution requirements contained in the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. Failure to meet the requirements for tax treatment as a RIC would subject us to taxes, which would reduce the return on your investment. As such, our failure to qualify for tax treatment as a RIC would have a material adverse effect on us, the NAV of our common stock and the total return obtainable from your investment in our common stock. We may, from time to time, organize and conduct the business of our wholly-owned portfolio company, Katonah Debt Advisors, through additional direct or indirect wholly-owned subsidiaries which may, in some cases, be taxable as corporations. For additional information see “Item 1. Business—Regulation” and “Item 1. Business—Certain United States Federal Income Tax Considerations.”

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

Legal Action Against Lenders Under the Loan Funding and Servicing Agreement Governing our Facility

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

The Agent has sent additional notices of Termination Events, which the Company and the Borrower believe and have asserted are without merit, based on the Company’s and the Borrower’s alleged inability to comply with certain covenants under the LFSA due to the actions by the defendants in wrongfully declaring a Termination Date. In addition, on April 2, 2010 the Agent sent a notice alleging that the Company’s failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which the Company and the Borrower also believe and have asserted is without merit based upon a non-material delay.

Class Actions against the Company and Certain Directors and Officers

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

SEC Investigation

On January 11, 2010, the staff of the SEC’s Division of Enforcement informed the Company that it was conducting an informal inquiry. The focus of the inquiry concerns the valuation methodology and procedures used by the Company to value its investments. On April 30, 2010, the SEC Staff advised the Company that a formal order of private investigation had been issued and that the informal inquiry was now a formal investigation. A subpoena has been issued to the Company in connection with the formal investigation. The subpoena requests that the Company produce documents and/or testimony that primarily relates to the valuation methodology and procedures used by the Company to value its investments. Since January 2010, the Company has been providing documents in response to the informal inquiry and the subpoena. The Company is cooperating fully with the SEC Staff’s investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation.

Except as set forth above, neither we, nor any of our subsidiaries, are currently a party to any material legal proceedings, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial condition, or results of our operations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “KCAP.” We completed our IPO on December 11, 2006 at an IPO price of $15.00 per share. Prior to such date there was no public market for our common stock.

The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The NASDAQ Global Select Market for the periods indicated below. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

Quarterly Stock Prices for 2009 and 2008

	High	Low	Close	NAV[1]
2009:
Fourth quarter	$5.99	$4.56	$4.56	$9.56
Third quarter	$6.71	$4.42	$6.03	$9.93
Second quarter	$6.32	$3.14	$6.32	$9.73
First quarter	$4.30	$1.26	$3.06	$9.41
2008:
Fourth quarter	$8.41	$3.14	$3.64	$9.03
Third quarter	$11.01	$8.07	$8.59	$12.65
Second quarter	$13.35	$9.41	$10.00	$12.99
First quarter	$12.99	$9.56	$10.38	$13.93

[1]	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

We began paying quarterly dividends in our first full quarter of operations following our IPO. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7, “Distributable Tax Income” from our Notes to the Financial Statements included herein. The table below provides information relating to dividends we paid in respect of the periods indicated.

Dividend Declarations

	Dividend	Declaration Date	Record Date	Pay Date
2009:
Fourth quarter	$0.20	12/15/2009	12/28/2009	1/25/2010
Third quarter	0.24	9/24/2009	10/9/2009	10/29/2009
Second quarter	0.24	6/15/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009

Total declared for 2009	$0.92

2008:
Fourth quarter	$0.27	12/19/2008	12/31/2008	1/29/2009
Third quarter	0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2007	4/28/2008

Total declared for 2008	$1.44

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation—Equity Incentive Plans—Equity Compensation Plan Information” below.

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our IPO) to December 31, 2009. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph

Cumulative Total Return Since IPO1

(Through December 31, 2009)

[1]

Total return includes reinvestment of dividends through December 31, 2009. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to Kohlberg Capital.

HOLDERS

As of May 5, 2010, there were 20 shareholders of record of our common stock and approximately 8,719 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the period covered by this report that were not registered under the Securities Act. However, we issued 501,873 shares of common stock pursuant to a dividend reinvestment plan. See Note 10, “Stockholders’ Equity,” from our Notes to the Financial Statements included herein.

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2008, the Board of Directors approved a $5 million share repurchase plan. Any share repurchases are subject to timing restrictions and other applicable regulations. We did not repurchase any shares of our common stock during the year ended December 31, 2009.

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

The following selected financial and other data for the years ended December 31, 2009, 2008, 2007 and the period December 11, 2006 (inception) through December 31, 2006 is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report. As discussed in greater detail in the Explanatory Note to this Annual Report and Note 14, “Restated Financial Statements” in the accompanying financial statements, we have restated our Balance Sheet and Schedule of Investments as of December 31, 2008, and the related Statement of Operations, Statement of Cash Flows, Statement of Changes in Net Assets and Financial Highlights for the year then ended. The following table reflects the restated amounts.

KOHLBERG CAPITAL CORPORATION

SELECTED FINANCIAL DATA

	Year Ended December 31, 2009	Year Ended December 31, 2008 (as restated)	Year Ended December 31, 2007[1]	For the Period December 11, 2006 (inception) through December 31, 2006[1]
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$33,497,213	$46,208,978	$37,219,713	$1,110,109
Fees and other income	399,338	1,653,232	759,301	41,794
Dividends from affiliate asset manager	—	1,350,000	500,000	—

Total interest and related portfolio income	33,896,551	49,212,210	38,479,014	1,151,903

Expenses:
Interest and amortization of debt issuance costs	9,276,563	10,925,624	7,229,597	—
Compensation	3,222,604	3,940,638	4,104,761	175,186
Other	3,066,729	3,640,031	4,385,707	487,254

Total operating expenses	15,565,896	18,506,293	15,720,065	662,440

Net Investment Income	18,330,655	30,705,917	22,758,949	489,463
Realized and unrealized gains (losses) on investments:
Net realized gains (losses)	(15,782,121)	(575,179)	266,317	1,077
Net change in unrealized gains (losses)	31,854,736	(93,414,146)	3,116,719	4,180,000

Total net gains (losses)	16,072,615	(93,989,325)	3,383,036	4,181,077

Net increase (decrease) in net assets resulting from operations	$34,403,270	$(63,283,408)	$26,141,985	$4,670,540

Per Share:
Earnings per common share—basic and diluted	$1.56	$(3.09)	$1.45	$0.26
Net investment income	$0.83	$1.50	$1.27	$0.03
Dividends declared per common share	$0.92	$1.44	$1.40	$—

Balance Sheet Data:
Investment assets at fair value	$409,105,621	$460,509,190	$521,006,947	$281,087,215
Total assets	$439,416,057	$469,156,229	$533,141,959	$282,375,847
Total debt outstanding	$218,050,363	$261,691,148	$255,000,000	$—
Stockholders’ equity	$213,895,724	$196,566,018	$259,068,164	$256,400,423
Net asset value per common share	$9.56	$9.03	$14.38	$14.29
Common shares outstanding at end of year	22,363,281	21,771,186	18,017,699	17,946,333

Other Data:
Investments funded[2]	23,482,349	109,442,643	373,852,286	191,706,724
Principal collections related to investment repayments or sales[2]	84,503,183	72,345,600	104,037,559	533,315
Number of portfolio investments at year end[2]	124	149	145	86
Weighted average yield of income producing debt investments[3]	6.2%	7.0%	9.5	9.0%

[1]	Certain prior year amounts have been reclassified to conform to current year presentation.

[2]	Does not include investments in time deposits or money markets.

[3]

Weighted average yield of income producing debt investments is calculated as the average yield to par outstanding balances for investments in loans and mezzanine debt. The yields on CLO Fund securities and investment in our wholly-owned portfolio manager, Katonah Debt Advisors, are excluded.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A. Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL RESULTS

We have restated our Balance Sheet and Schedule of Investments as of December 31, 2008, and the related Statement of Operations, Statement of Cash Flows, Statement of Changes in Net Assets and Financial Highlights for the year then ended. For more information about the restatement, please see the Explanatory Note to this Annual Report and Note 14, “Restated Financial Statements” in the accompanying financial statements.

The following discussion and analysis of our financial condition and results of operations incorporate the restated amounts.

OVERVIEW

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

Our investment objective is to generate current income and capital appreciation from our investments. We also expect to receive distributions of recurring fee income and, as debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of Katonah Debt Advisors. Our investment portfolio, as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors, consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.

As a Regulated Investment Company (“RIC”), we intend to distribute to our stockholders substantially all of our net taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally do not have to pay corporate-level taxes on any income that we distribute to our stockholders.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at December 31, 2009 was $9.56. On December 31, 2009, the last reported sales price of a share of our common stock on The NASDAQ Global Select Market was $4.56.

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

Basis of Presentation

On December 10, 2009, we were advised by Deloitte & Touche LLP (“Deloitte”) that (i) the audit report issued by Deloitte accompanying our financial statements for the year ended December 31, 2008 in our Annual Report on Form 10-K for such year and (ii) Deloitte’s completed interim reviews of our financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in our Quarterly Reports on Form 10-Q for those respective periods should no longer be relied upon. As a result, we indicated in a Current Report on Form 8-K that the financial statements for the specified periods included in such reports should not be relied upon until the foregoing matters were resolved. Following our engagement of Grant Thornton LLP (“Grant Thornton”), we and our Audit Committee concluded that we would have to restate our previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. We and our Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash payment-in-kind (“PIK”) investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments (defined by us as investments that do not have indicative fair values based upon active trades), which affects the calculation of our NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. In connection with the restatement, we revised the valuation procedures applied to our illiquid investments and our accounting for our non-cash PIK investments. We now derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Market Yield Approach”) and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income.

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

We are, for generally accepted accounting principles (“GAAP”) purposes, an investment company under the AICPA Audit and Accounting Guide for Investment Companies. As a result, we reflect our investments on our balance sheet at their estimated fair value with unrealized gains and losses resulting from changes in fair value reflected as a component of unrealized gains or losses on our statements of operations. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, we do not consolidate majority or wholly-owned and controlled investments.

Effective January 1, 2008 we adopted Accounting Standards Codification 820, formerly Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“Fair Value Measurements and Disclosures”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4, “Investments” to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, (ii) the NAV of the CLO Funds that are approaching or are past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by us, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

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

We derive fair value for our illiquid loan investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also consider recent amendments or other activity specific to the subject asset, as described above.

Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments.

Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

The determination of fair value using this methodology takes into consideration a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. This valuation methodology involves a significant degree of judgment.

After our adoption of Fair Value Measurements and Disclosures, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level I—Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by Fair Value Measurements and Disclosures, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

•

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid corporate loans and bonds and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.

•

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2009, ten issuers representing 2% of our total investments at fair value were on non-accrual status. As of December 31, 2008, two issuers representing 0.2% of our total investments at fair value were on non-accrual status.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Kohlberg Capital Amended and Restated 2006 Equity Incentive Plan to officers and employees for services rendered to us. We follow Compensation—Stock Compensation a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants.

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

Recent Accounting Pronouncements

On April 9, 2009, Accounting Standards Codification—Interim Disclosures about Fair Value of Financial Instruments was issued. This standard requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009 and the adoption of this standard did not affect our financial statement disclosures.

Fair Value Measurements and Disclosures (Topic 820). In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-12 (“ASC Update 2009-12”), an update to Accounting Standards Codification—Fair Value Measurements and Disclosures. This update provides guidance for reporting entities that calculate NAV per share and for which their investments do not have a readily determinable fair value. Fair Value Measurement and Disclosures became effective for our annual financial statements for the year ended December 31, 2009.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, investments in CLO Fund securities and other equity-based investments, which may include warrants.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2006	$190,767,384	$20,870,000	$—	$37,574,995	$249,212,379
2007 Activity:
Purchases / originations /draws	$336,182,774	$14,775,000	$5,043,950	$75,000	$356,076,724
Pay-downs / pay-offs / sales	(104,037,559)	—	—	—	(104,037,559)
Net accretion of discount	260,848	416,264	—	—	677,112
Net realized gains	266,317	—	—	—	266,317
Increase (decrease) in fair value	(12,485,682)	(5,041,264)	(291,700)	20,935,365	3,116,719

Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
2008 Activity (as restated):
Purchases / originations /draws	$71,949,153	$28,859,236	$212,709	$5,478,276	$106,499,374
Pay-downs / pay-offs / sales	(71,671,847)	—	—	—	(71,671,847)
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Net realized losses	(575,179)	—	—	—	(575,179)
Increase (decrease) in fair value	(57,514,397)	(26,695,331)	124,406	(9,328,824)	(93,414,146)

Fair Value at December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,089,365	$54,734,812	$448,323,184

2009 Activity:
Purchases / originations /draws	$1,509,987	$1,076,250	$8,625,627	$4,018,309	$15,230,173
Pay-downs / pay-offs / sales	(72,227,405)	—	—	—	(72,227,405)
Net accretion of discount	964,724	742,204	—	—	1,706,928
Net realized losses	(12,050,370)	—	(1,516,682)	(2,215,069)	(15,782,121)
Increase (decrease) in fair value	25,300,586	12,512,546	(7,485,064)	1,526,668	31,854,736

Fair Value at December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495

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

Set forth below is a discussion of our results of operations for the years ended December 31, 2009, 2008 and 2007.

Investment Income

Investment income for the years ended December 31, 2009, 2008 and 2007 was approximately $34 million, $49 million, and $38 million, respectively. Of this amount, approximately $24 million, $33 million and $30 million, respectively, was attributable to interest income on our loan and bond investments. A portion of such interest income is attributable to net interest earned on assets accumulated for future CLO issuance on which Katonah Debt Advisors entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. For the year ended December 31, 2008, approximately $107,000 of such net interest related to the first loss arrangements previously accrued was written off. For the year ended December 31, 2007, approximately $2 million of such net interest related to the first loss arrangements was earned. No such income was earned for the year ended December 31, 2009.

For the years ended December 31, 2009, 2008 and 2007, approximately $9 million, $13 million and $7 million, respectively, of investment income was attributable to investments in CLO fund securities.

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

Dividends from Affiliate Asset Manager

As of December 31, 2009, our investment in Katonah Debt Advisors was approximately $58 million. For the year ended December 31, 2009, Katonah Debt Advisors had pre-tax net income of approximately $2 million and made no distributions of net income. During the year ended December 31, 2008, Katonah Debt Advisors had a pre-tax net loss of approximately $4 million and distributed approximately $1 million to us. For the year ended December 31, 2007, Katonah Debt Advisors had pre-tax net income of $3 million and distributed $500,000 to us. Distributions of Katonah Debt Advisors’ net income are recorded on the statements of operations as dividends from affiliate asset manager.

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

Total expenses for the years ended December 31, 2009, 2008 and 2007 were approximately $16 million, $19 million, and $16 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $9 million, and $11 million, and $7 million, respectively, on average debt outstanding of $236 million, $248 million, and $106 million. As noted in footnote 6 of our financial statements, on August 28, 2009, we filed a complaint against our lenders alleging, among other things, that the lenders wrongfully and improperly triggered a default rate of interest under the terms of our lending facility. We are currently paying such default rate of interest under protest and such default interest is reflected as interest expense in our financial statements. The default rate of interest is calculated as 0.85% above the prime rate plus 0.75%, which is substantially higher than the non-default rate of interest, calculated as 0.85% above the prevailing commercial paper rate (or LIBOR if the commercial paper market is at any time unavailable), that would otherwise be paid.

For the years ended December 31, 2009, 2008 and 2007, approximately $3 million, $4 million, and $4 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense. For the years ended

December 31, 2009, 2008 and 2007, professional fees and insurance expenses totaled approximately $2 million, $2 million, and $3 million, respectively. For the years ended the years ended December 31, 2009, 2008 and 2007, administrative and other costs totaled approximately $991,000, $1 million, and $1 million, respectively. These costs include occupancy expense, technology and other office expenses.

Net Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2009, our total investments had net unrealized appreciation of approximately $32 million. During the year ended December 31, 2008, our total investments had net unrealized depreciation of approximately $93 million, and for the year ended December 31, 2007, our total investments had net unrealized appreciation of $3 million.

The approximate $32 million of unrealized appreciation during the year ended December 31, 2009 are primarily due to unrealized gains of approximately $25 million and approximately $13 million on debt securities and CLO Fund securities, respectively, in our investment portfolio, offset in part by approximately a $7 million unrealized loss on equity securities. The $93 million of unrealized losses during the year ended December 31, 2008 were primarily due to unrealized losses of $58 million and $27 million on debt securities and CLO Fund securities, respectively, in our investment portfolio, as well as an approximate $9 million unrealized loss on Katonah Debt Advisors. Both the unrealized losses during the year ended December 31, 2008 and the unrealized gains during the year ended December 31, 2009 in our debt securities, CLO Fund securities and equity securities were due to trends in the broader market. The decrease in the unrealized value of Katonah Debt Advisors during the year ended December 31, 2008 was primarily the result of a $28 million decrease in assets under management from December 31, 2007 to December 31, 2008 and a related settlement with JP Morgan regarding terminated warehouse facilities.

The $3 million of unrealized gains during the year ended December 31, 2007 were due to unrealized losses of approximately $18 million on debt securities, equity securities and CLO Fund securities in our investment portfolio, reduced by a $21 million increase in the value of Katonah Debt Advisors. The increase in the unrealized value of Katonah Debt Advisors was primarily as a result of an increase in Katonah Debt Advisors’ assets under management to $2.1 billion as of December 31, 2007 from $1.2 billion as of December 31, 2006.

Net Change in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2009 was approximately $34 million, or $1.56 per share. The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2008 was approximately $63 million, or $3.09 per share. The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2007 was approximately $26 million, or $1.45 per share.

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

However, because we are required to use interest income earned on the assets securing the credit facility to amortize the credit facility during the amortization period (as described in greater detail below), we may need to sell other assets not pledged to secure the credit facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at the end of the amortization period, we may be required to sell the remaining assets securing the credit facility, potentially at a loss, in order to pay any remaining outstanding borrowings or we may be required to enter into a new agreement with the lenders to provide for the continued amortization of the credit facility borrowings.

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. Our asset coverage ratio was 198% as of December 31, 2009, below the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. See “Item 1. Business—Leverage.”

As of December 31, 2009 and December 31, 2008 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2009	December 31, 2008
		(as restated)
Cash	$4,140,408	$251,412
Time Deposits	126	12,185,996
Money Market Account	—	10
Senior Secured Loan	159,075,586	204,210,564
Junior Secured Loan	114,920,499	115,894,790
Mezzanine Investment	19,235,444	30,208,653
Senior Subordinated Bond	2,415,000	1,305,000
Senior Unsecured Bond	1,710,000	2,240,000
CLO Fund Securities	48,971,000	34,640,000
Equity Securities	4,713,246	5,089,365
Affiliate Asset Managers	58,064,720	54,734,812

Total	$413,246,029	$460,760,602

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

Advances under the Facility (to the extent available to us) are used by us primarily to make additional investments. The Facility is secured by loans acquired by us with the advances under the Facility. We borrow under the Facility through our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I (“KCAP Funding” or the “Borrower”). As described further below, we have not drawn on the Facility since August 2008.

In connection with the Facility, we are party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among us, as the servicer, KCAP Funding, as the borrower, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”), and the other lender parties and other parties thereto. As of September 30, 2009 there were outstanding borrowings of approximately $228 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of December 31, 2009 there were financial assets held in the securities account with a market value of approximately $291 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets. The assets securing the Facility represent approximately 66% of our total assets (at fair value) at December 31, 2009 and contributed approximately 62% of our investment income for the year ended December 31, 2009.

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

Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that we have challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%), and we have been paying interest calculated at such higher rate under protest. Also, despite our belief that the amortization period has been wrongfully imposed, we believe we have sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions during the amortization period. At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Annual Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in “Item 3. Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Annual Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. See “Item 1A. Risk Factors,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” below and the Notes to our financial statements included in this Annual Report for further information relating to the LFSA and the complaint. We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the year ended December 31, 2009 and 2008 was approximately $236 million and $248 million, respectively. For the year ended December 31, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 3% and 4%, respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of December 31, 2009, we had restricted cash balances of approximately $19 million, which we maintained in accordance with the terms of the Facility. Our Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size.

We are currently using any income generated by the assets collateralizing the Facility to pay principal, interest and other expenses of such Facility—despite the fact that, if we want to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, we are required to distribute to the shareholders substantially all of our investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $291 million represent approximately 66% of our total assets (at fair value) at December 31, 2009 and contributed approximately 62% of the Company’s investment income for the year ended December 31, 2009. Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, liquidity, financial condition and results of operations. We expect that our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our liquidity needs and distribution requirements over the next twelve months.

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

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2009 and December 31, 2008, we had committed to make a total of approximately $2 million and $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $640,000 was funded as of December 31, 2009 and $1 million was funded as of December 31, 2008.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$976,996	$321,581	$655,415	$—	$—
Long-term debt obligations	218,050,363	218,050,363	—	—	—
Unused lending commitments¹	1,360,000	1,360,000	—	—	—

Total	$220,387,359	$219,731,944	$655,415	$—	$—

[1]	Represents the unfunded lending commitment in connection with revolving lines of credit or delayed funding draws on loans made to portfolio companies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2009, approximately 91% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2009, we had $218 million of borrowings outstanding for which we are currently paying the default rate of interest under protest, which is calculated as 0.85% above the prime rate plus 0.75%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest income proportionately by approximately $1 million over a one-year period. Accordingly, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest expense proportionately by approximately $1 million over a one-year period. Because most of our investments at December 31, 2009 were floating rate with a spread to an index similar to our financing facility, we would not expect a significant impact on our net interest spread or net asset value.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2009. In connection with the Facility, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

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

Management retroactively applied its revised valuation procedures to our portfolio for each of the periods ended December 31, 2008 (and the quarterly periods included in such year), March 31, 2009 and June 30, 2009. As a result, we have restated the financial statements for each of those periods to correct the errors described elsewhere in this Annual Report. See “Explanatory Note” and “Item 9A. Controls and Procedures.”

Item 8.	Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 12, 2010, Kohlberg Capital dismissed Deloitte as its registered public accounting firm. The Company took this action after discussions with the Staff of the SEC regarding the provisions in the 1940 Act relating to the selection and termination of a BDC’s independent public accountants and the circumstances surrounding Deloitte and the Company, including the fact that on January 5, 2010, Deloitte informed the Company that, as a result of and in response to a communication from the Company on January 4, 2010, Deloitte had concluded that it was not currently independent with respect to the Company. Both the Board of Directors of the Company and the Board’s Audit Committee approved the decision to dismiss Deloitte.

Prior to Deloitte’s dismissal, the Company and Deloitte disagreed with respect to the appropriateness of the methodology and procedures used by the Company under Fair Value Measurements and Disclosures to value the Company’s investments for the year ended December 31, 2008 (and the quarterly periods included in such year) and the interim periods ended March 31, 2009 and June 30, 2009. The Company does not believe that Deloitte, prior to this dismissal, provided its definitive views to the Company on the application of Fair Value Measurements and Disclosures to the valuation of the Company’s investments, and, as a result, the Company is unable to describe the effect on its financial statements had the accounting methodology that Deloitte apparently would have concluded was required been followed.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report and as of December 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Pursuant to its evaluation, management determined that the Company did not maintain effective disclosure controls and procedures as of December 31, 2009 and December 31, 2008. As a result of our review of our accounting policies and practices in 2009 and 2010, and the restatement of our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009, we have not filed periodic reports on a timely basis, as required by the rules of the SEC and the Nasdaq Stock Market, since August 10, 2009. We continue to strive to improve our processes to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

•	Maintain records that, in reasonable detail, accurately and fairly reflect the Company’s transactions;

•

Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statement and footnote disclosures in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•

Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in controls related to certain of the Company’s valuation processes that were not designed and operating effectively have been identified and included in management’s assessment.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management has concluded that, as of December 31, 2008 and December 31, 2009, the Company’s internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP because of the material weaknesses related to ineffective controls over the accounting for the fair value of illiquid investments and revenue recognition for certain non-cash PIK investments.

The Company did not maintain effective controls over the accounting for the fair value of its illiquid investments and revenue recognition for certain non-cash PIK investments. Specifically, the Company’s internal control over financial reporting was not properly designed to implement an appropriate valuation methodology and procedures to value the Company’s illiquid investments consistent with the requirements of Fair Value Measurements and Disclosures as required by GAAP because the Company’s prior valuation procedures did not adequately take into account certain market inputs and other data as well as the impact of broader market activity on the fair value of the Company’s illiquid investments. In addition, the Company did not properly account for the income of certain non-cash PIK investments. This control deficiency relating to the fair value of the Company’s illiquid investments resulted in a material misstatement in their fair value and resulted in the restatement of the Company’s financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. The control deficiency relating to revenue recognition for certain non-cash PIK investments resulted in the material misstatement of interest income and resulted in the restatement of the Company’s financial statements for the quarterly periods ended March 31, 2009 and June 30, 2009.

The Company did not maintain effective controls over its independent review of the fair value model valuation process. Specifically, the Company did not independently review (i) the appropriateness of the inputs and assumptions used in the model to produce the Company’s financial statements; and (ii) the accuracy and consistency of the calculations of the outputs used from the model to produce the Company’s financial statements. Because of this control deficiency, there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented, or detected and corrected, on a timely basis.

Based on the facts set forth above, management has concluded that these control deficiencies constitute material weaknesses.

Restatement of Previously Issued Financial Statements

Following the Company’s engagement of Grant Thornton, the Company’s management and Audit Committee concluded that the Company would have to restate its previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. Management and the Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments, which affects the calculation of our NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. The error related to fair value measurements was identified through the use and weighting of additional valuation techniques and a broader consideration of secondary market inputs.

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

Remediation Activities and Changes in Internal Control Over Financial Reporting

To remediate these material weaknesses, the Company has revised its valuation procedures for estimating the fair value of its illiquid investments and has revised its accounting for non-cash PIK interest income, each as described above. Under the revised valuation procedures, management considers the following factors in determining the appropriate weighting of market inputs: comparability of the market input relative to the investment being valued, the source of the information, the correlation of the data to any actual observed transaction activity, the internal consistency of such inputs to other inputs noted by the same source, and other qualitative factors that may impact the reliability, comparability, or weighting of the inputs. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. Management believes implementation of the foregoing measures will effectively remediate these material weaknesses. As of the date of filing of this Annual Report, the Company believes that it has corrected its accounting for the fair value of its investments and its accounting for its non-cash PIK investments to the extent necessary to prepare the restated financial statements and the other financial information contained herein. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s financial statements have been audited by Grant Thornton, an independent registered public accounting firm, who was engaged on January 27, 2010. Grant Thornton’s attestation report on the Company’s internal control over financial reporting, which disclaims an opinion on the effectiveness of the Company’s internal control over financial reporting, is included herein. Grant Thornton was unable to perform auditing procedures necessary to form an opinion on the Company’s internal control over financial reporting as of December 31, 2009 due to the fact that (i) Grant Thornton was engaged after December 31, 2009 and (ii) changes in the Company’s internal control over financial reporting in place at December 31, 2009 were made subsequent to December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no other changes to the Company’s internal control over financial reporting, other than as described in this Item 9A regarding the described material weaknesses and related remediation efforts, subsequent to December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

Independent Directors

The term “Independent Directors” refers to directors who are not “interested person” of the Company within the meaning of Section 2(a)(19) of the 1940 Act.

C. Turney Stevens

Mr. Stevens, 59, has served on Kohlberg Capital’s Board since December 2006 and serves on the Valuation Committee and the Compensation Committee of the Board. Mr. Stevens is the Dean of the College of Business at Lipscomb University. Mr. Stevens retired as the Founder, Chairman and CEO of Harpeth Companies, LLC, a diversified financial services company that is the parent company of Harpeth Capital, LLC and Harpeth Consulting, LLC. Prior to founding Harpeth in 1999, Mr. Stevens was a founder and Chairman of Printing Arts America, Inc. From 1986 to 1994, Mr. Stevens served in various capacities at Rodgers Capital Corporation, a middle market investment banking firm focused on mergers and acquisitions and private institutional equity transactions, including as President. In 1973, Mr. Stevens founded PlusMedia, Inc., a magazine publishing company that he later sold to a public company in 1982. Mr. Stevens began his career at Tennessee Securities, a Nashville investment banking firm, which was one of the region’s leaders in helping to capitalize early-stage and growth-stage companies. Mr. Stevens graduated from David Lipscomb University in 1972 and received an Executive M.B.A. degree from the Owen Graduate School of Management at Vanderbilt University in 1981. He now serves as the Dean of the College of Business and Professor of Management at Lipscomb University. He is a 2007 graduate of the Directors’ College at the Anderson School of Management at UCLA and is certified as a public company director by Institutional Shareholder Services. As a result of these and other professional experiences, Mr. Stevens possesses particular knowledge and experience in financial services, business management and investment banking that strengthen the Board’s collective qualifications, skills and experience.

Albert G. Pastino

Mr. Pastino, 68, has served on Kohlberg Capital’s Board since December 2006 and is the Chair of the Audit Committee of the Board. Mr. Pastino is a Managing Director at Kildare Capital and was formerly the Senior Managing Director at Amper Investment Banking. Kildare Capital focuses on capital formation, mergers and acquisitions and strategic advisory assignments. After leaving an affiliate of Kohlberg & Co. in June 1997, Mr. Pastino worked as an investor, CFO and Chief Operating Officer at a variety of companies and was involved in all aspects of financial and general management, reporting and fundraising for a variety of companies, including Aptegrity, Inc., Bolt, Inc., AmTec, Inc. and Square Earth, Inc. From 1976 to 1986, he was a partner at Deloitte & Touche LLP and was in charge of its Emerging Business Practice. Mr. Pastino is a member of the Small Business Advisory Board of the Financial Accounting Standards Board, a member of the Board of New Eyes for the Needy, a not-for-profit organization headquartered in New Jersey. Mr. Pastino is a graduate of Saint Joseph’s University and received an Executive M.B.A. degree from Fairleigh Dickinson University. He also attended the Harvard Business School Executive Management Program for Small Business and is a certified public accountant. As a result of these and other professional experiences, Mr. Pastino possesses particular knowledge and experience in corporate finance, strategic planning, and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

C. Michael Jacobi

Mr. Jacobi, 68, has served on Kohlberg Capital’s Board since December 2006 and serves on the Audit Committee of the Board. Mr. Jacobi is also the owner and President of Stable House, LLC, a company engaged in real estate development. From 2001 to 2005, Mr. Jacobi served as the President, CEO and member of the board of directors of Katy Industries, Inc., a portfolio company of investment funds affiliated with Kohlberg & Co., which is involved in the manufacture and distribution of maintenance products. Mr. Jacobi was the President and CEO of Timex Corporation from 1993 to 1999, and he was a member of the board of directors of Timex Corporation from 1992 to 2000. Prior to 1993, he served Timex Corporation in senior positions in marketing, sales, finance and manufacturing. Mr. Jacobi received a B.S. from the University of Connecticut, and he is a certified public accountant. Mr. Jacobi is currently Chairman of the board of directors of Sturm, Ruger & Co., Inc. and a member of the board of directors of Webster Financial Corporation and Corrections Corporation of America. He serves as the audit committee chairman of the board of directors of Webster Financial Corporation and Corrections Corporation of America. As a result of these and other professional experiences, Mr. Jacobi possesses particular knowledge and experience in corporate finance, accounting, investment management and corporate governance that strengthen the Board’s collective qualifications, skills and experience.

Gary Cademartori

Mr. Cademartori, 68, has served on Kohlberg Capital’s Board since December 2006, is the Chairman of the Compensation Committee of the Board and serves on the Audit Committee of the Board. Mr. Cademartori is also a partner in Wall Street

Technology Group, LLC, a company engaged in financial and technology consulting and executive mentoring to create more value for companies involved in business change. Previously, Mr. Cademartori was a financial consultant for less than one year in 1998 and, from 1999 to 2005, a partner in Tatum CFO Partners, LLP, serving as an interim CFO and rendering financial consulting services for middle market SEC reporting and privately-held companies. From 1995 to 1998, Mr. Cademartori served in the capacity of CFO for Schrader-Bridgeport International, Inc. Between 1981 and 1995, Mr. Cademartori served as the CFO of Charter Power Systems, Inc., Athlone Industries, Inc., Formica Corporation, and Butler International, Inc., all of which were mid-sized companies listed on the New York Stock Exchange. Prior to 1981, Mr. Cademartori was an audit partner in Touche Ross & Co., an international accounting firm. Mr. Cademartori received his M.B.A. degree in Finance and International Business from Seton Hall University, and he is a certified public accountant. He serves on the Small Business Advisory Committee of the Financial Accounting Standards Board, and on the board of directors of Marotta Controls, Inc. and Harvard Maintenance, Inc. As a result of these and other professional experiences, Mr. Cademartori possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Non-Independent Directors

Christopher Lacovara, Vice President

Mr. Lacovara, 45, has served on Kohlberg Capital’s Board since December 2006 and is also the Chairman of the Board, the Chairman of the Valuation Committee of the Board, a Vice President of the Company and a member of the Management Committee of Katonah Debt Advisors. Mr. Lacovara is the co-managing partner of Kohlberg & Co., a leading middle market private equity firm, which he joined in 1988. Kohlberg & Co. has invested approximately $2.5 billion of equity capital in over 100 middle market platform and add-on acquisitions with a combined transaction value of over $7 billion. From 1987 to 1988, he was an Associate in the Mergers and Acquisitions Department at Lazard Freres & Company. Prior to that he was a Financial Analyst in the Corporate Finance Department of Goldman, Sachs & Co. Mr. Lacovara received a A.B. in History from Harvard College, a B.E. in Engineering Sciences from Hofstra University and a Master of Science in Civil Engineering from Columbia University. Mr. Lacovara serves on the boards of directors of a number of private companies as well as on the boards of directors of AGY Holding Corp., Katy Industries, Inc. and Stanadyne Corp. As a result of these and other professional experiences, Mr. Lacovara possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Dayl W. Pearson, Director, President and CEO

Mr. Pearson, 55, has served as Kohlberg Capital’s President and Chief Executive Officer since December 2006 and has served on Kohlberg Capital’s Board since June 2008. Mr. Pearson has more than 33 years of banking and finance experience and has focused primarily on middle market credit intensive transactions, completing over $5 billion of financings over the past 15 years. From 1997 to 2006, he was a Managing Director at CIBC in the Leveraged Finance and Sponsor Coverage Group specializing in middle market debt transactions. Mr. Pearson was responsible for originating and executing more than $3 billion of transactions including senior loans, high-yield securities, mezzanine investments and equity co-investments. Prior to joining CIBC, Mr. Pearson was instrumental in developing the middle market leveraged finance business of IBJ Schroder from 1992 through 1997. In 1995, he became responsible for the entire $500 million leveraged finance portfolio and was involved in approving all new senior and mezzanine commitments. Previously, he was a senior lending officer in First Fidelity Bank’s middle market lending group primarily focused on restructurings, and prior to that Mr. Pearson invested in distressed securities. Mr. Pearson began his career at Chase Manhattan Bank after receiving a B.A. from Claremont Men’s College and an M.B.A. from the University of Chicago. As a result of these and other professional experiences, Mr. Pearson possesses particular knowledge and experience in corporate finance, leverage finance, corporate credit and portfolio management that strengthen the Board’s collective qualifications, skills and experience.

Samuel P. Frieder, Vice President

Mr. Frieder, 45, has served on Kohlberg Capital’s Board since December 2006, serves on the Valuation Committee of the Board and is a Vice President of the Company. Mr. Frieder joined Kohlberg & Co., a leading middle market private equity firm, in 1989 and became a Principal in 1995 and co-managing partner in 2006. Kohlberg & Co. has invested approximately $2.5 billion of equity capital in over 100 middle market platform and add-on acquisitions with a combined transaction value of over $7 billion. From 1988 to 1989 he was a senior associate in the Capital Funding Group at Security Pacific Business Credit. Prior to that, he was a senior real estate analyst at Manufacturers Hanover Trust Company. Mr. Frieder received an A.B. from Harvard College. Mr. Frieder serves on the board of directors of a number of private companies as well as on the Management Committee of Katonah Debt Advisors. Mr. Frieder also serves on the board of directors of AGY Holding Corp., BioScrip, Inc., Katy Industries, Inc. and Stanadyne Corp. As a result of these and other professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Executive Officers

Michael I. Wirth, Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer

Mr. Wirth, 52, joined Kohlberg Capital in 2006 and has over 28 years of experience in the financial services sector and has managed over $2 billion in real estate debt and equity securities and advised or structured over $15 billion in structured real estate debt. Prior to joining the Company, from 2003 to 2006, Mr. Wirth was a co-founder, CFO and Executive Vice President of New York Mortgage Trust, a mortgage REIT that completed its initial public offering in 2004. Mr. Wirth served from 2002 to 2003 as CFO of Newcastle Investment Corp., a mortgage REIT. Mr. Wirth also served as a Senior Vice President of Fortress Investment Group, the external advisor of Newcastle, from 2002 to 2003. From 2000 to 2002, Mr. Wirth served as the Senior Vice President and CFO of Charter Municipal Mortgage Acceptance Company (now known as Centerline Holding Company), a multi-family residential finance company, American Mortgage Acceptance Company, a mortgage REIT, and Aegis Realty Inc., a retail property REIT. Mr. Wirth also served as a Senior Vice President of Related Capital Company, which externally managed each of the foregoing companies from 2000 to 2002. From 1997 to 2000, Mr. Wirth served as a Vice President at CGA Investment Management, a monoline insurer of structured debt and an investor in real estate and asset-backed securities. From 1983 to 1997, Mr. Wirth was a senior manager with Deloitte & Touche LLP and specialized in transaction, valuation and consulting services to the real estate and financial services industries. Mr. Wirth currently serves on the board of directors and is chairman of the Audit Committee of Quontic Bank and serves on the board of directors for the Young Survival Coalition, a not-for-profit group dedicated to address the critical issues related to breast cancer. Mr. Wirth received a B.B.A. from Georgia State University and is a member of the American Institute of Certified Public Accountants.

R. Jon Corless, Chief Investment Officer

Mr. Corless, 58, joined Kohlberg Capital and Katonah Debt Advisors, Kohlberg Capital’s wholly-owned portfolio company, in 2006 as part of their middle market team. Mr. Corless has over 30 years of experience in high-yield and leveraged credits. Prior to joining the Company, Mr. Corless was a Credit Risk Manager for Trimaran Debt Advisors, a CLO manager. Prior to joining Trimaran Debt Advisors, Mr. Corless spent 15 years as a Senior Credit Risk Manager for CIBC with risk management responsibility for media and telecommunications, high-yield, middle market, and mezzanine loan portfolios. Before joining CIBC, Mr. Corless worked at Bank of America NA in Corporate Finance and at Bankers Trust Company. Mr. Corless received a B.A. from Wesleyan University.

E.A. Kratzman, Vice President; President of Katonah Debt Advisors

Mr. Kratzman, 58, has primary responsibility for the overall management and direction of the business activities of Katonah Debt Advisors, Kohlberg Capital’s wholly-owned portfolio company, since May 2005, and also serves as a Vice President of Kohlberg Capital. Mr. Kratzman oversees portfolio management, trading, structuring, analytics and operations at Katonah Debt Advisors and serves as chairman of the Company’s Investment Committee. Mr. Kratzman has over 30 years of leveraged finance experience. Mr. Kratzman has previously been at Rabobank International in New York where he was the Head of CLO Management. Prior to that he was employed at First Union’s Institutional Debt Management Group (“IDM”), where he was Head of Portfolio Management and one of three co-founders. Prior to IDM, Mr. Kratzman was with Société Générale, New York and, prior to that, he was Co-Head of the Asset Recovery Group at Deutsche Bank North America in New York. From 1985 to 1996, Mr. Kratzman was employed by Westpac Banking Corporation. From 1993 to 1996, Mr. Kratzman was Senior Vice President and Chief Credit Officer for the Americas Division. He holds a B.A. from Hobart College and an M.B.A. in finance from Rutgers University, and is a graduate of the Executive Management Program at J.L. Kellogg Graduate School of Management.

John M. Stack, Vice President; Managing Director of Katonah Debt Advisors

Mr. Stack, 64, has over 35 years of banking experience focusing on credit and is responsible for the oversight of the investment analysts and credit processes of Katonah Debt Advisors, Kohlberg Capital’s wholly-owned portfolio company, and also serves as a Vice President of Kohlberg Capital. Prior to joining Katonah Debt Advisors in 2005, Mr. Stack was a Managing Director at Société Générale where he headed the U.S. Leverage Finance Group. This Group provided senior, mezzanine and high-yield financing for leverage buyouts across a broad spectrum of industries. Previously, Mr. Stack had been with the New York office of The First National Bank of Chicago, where at various times he headed the Media Team, the Leverage Finance Team, the regional credit analysis group, and a corporate banking team. Mr. Stack began his banking career with Citibank where he completed credit analysis, corporate banking, secured lending and distressed loan management assignments in New York and Puerto Rico. Mr. Stack is a graduate of Fordham College and did post-graduate business studies at New York University.

As a group, the directors associated with Kohlberg & Co., possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

CORPORATE GOVERNANCE PRINCIPLES AND DIRECTOR INFORMATION

Kohlberg Capital has a strong commitment to good corporate governance practices. These practices provide a framework within which Kohlberg Capital’s Board and management can pursue the strategic objectives of the Company and ensure its long-term growth for the benefit of shareholders. The Company’s corporate governance principles and practices are reviewed annually by the Board.

The Company does not have a nominating committee, as the Board believes that the nomination procedure can best be effectuated by delegating to a majority of the directors of Kohlberg Capital who are Independent Directors the power to recommend director nominees for selection by the Board, in accordance with the Board’s resolution governing the nomination procedure. In executing this power, the Independent Directors determine the requisite standards or qualifications for Board nominees. In the event that a director position is vacated or created and/or in contemplation of a shareholders’ meeting at which one or more directors are to be elected, the Independent Directors will identify potential candidates to become members of the Board. In identifying potential candidates, the Independent Directors may consider candidates recommended by any of the Independent Directors or by any other source the Independent Directors deem appropriate. The Independent Directors may, but are not required to, retain a third party search firm at the Company’s expense to identify potential candidates.

The Independent Directors will consider qualified director nominees recommended by shareholders when such recommendations are submitted in accordance with the Company’s bylaws and other applicable laws, rules or regulations regarding director nominations. When submitting a nomination to the Company for consideration, a shareholder must provide certain information that would be required under applicable SEC rules, including the following minimum information for each director nominee: full name, age, and address; class, series and number of shares of stock of the Company beneficially owned by the nominee, if any; the date such shares were acquired and the investment intent of such acquisition; whether such shareholder believes the individual is an “interested person” of the Company, as defined in the 1940 Act; and all other information required to be disclosed in solicitations of proxies for election of directors in an election contest or that is otherwise required.

In considering and evaluating candidates, the Independent Directors may take into account a wide variety of factors, including (but not limited to):

•	availability and commitment of a candidate to attend meetings and to perform his or her responsibilities on the Board;

•	relevant business and related industry experience;

•	educational background;

•	financial expertise;

•	experience with corporate governance matters;

•	an assessment of the candidate’s ability, judgment and expertise;

•	overall diversity of the composition of the Board;

•	the percentage of the Board represented by Independent Directors and whether a candidate would qualify as an Independent Director; and

•	such other factors as the Independent Directors deem appropriate.

The Independent Directors identify nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining new perspectives. If any member of the Board does not wish to continue in service, if the Independent Directors or the Board decide not to nominate a member for re-election or if the Independent Directors recommend to expand the size of the Board, the Independent Directors identify the desired skills and experience of a new nominee in light of the criteria set forth above. Current Independent Directors and members of the Board provide suggestions as to individuals meeting the criteria considered by the Independent Directors. Consultants may also be engaged to assist in identifying qualified individuals.

The Board has affirmatively determined that the following directors are Independent Directors:

Gary Cademartori

C. Michael Jacobi

Albert G. Pastino

C. Turney Stevens

In 2009, the Board of the Company met eight times, and, except for the absence of Mr. Jacobi at one meeting, each of the meetings was attended by the full Board. It is the Company’s policy that Board members are encouraged, but not required, to attend the Company’s annual meetings of shareholders. All of the Board members attended the Company’s 2009 Annual Meeting of Shareholders.

Valuation Committee

The Board has established a Valuation Committee. The Valuation Committee is composed of Messrs. Lacovara, Frieder and Stevens. Mr. Lacovara serves as Chairman of the Valuation Committee. The Valuation Committee is responsible for reviewing and recommending to the full Board the fair value of debt and equity securities. The Valuation Committee may utilize the services of an independent valuation firm in arriving at fair value of these securities. The Board is ultimately and solely responsible for determining the fair value of portfolio investments. The Valuation Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company’s website at www.kohlbergcap.com. The Valuation Committee met five times during 2009, and each of the meetings was attended by the full Valuation Committee.

Compensation Committee

The Board has established a Compensation Committee. The Compensation Committee is composed of Messrs. Cademartori and Stevens. As determined by the Board, each of the members of the Compensation Committee is an Independent Director and satisfies the independence requirements of The Nasdaq Global Select Market listing standards. Mr. Cademartori serves as Chairman of the Compensation Committee. The Compensation Committee determines compensation for Kohlberg Capital’s executive officers, in addition to administering the Company’s Amended and Restated 2006 Equity Incentive Plan and the Company’s 2008 Non-Employee Director Plan. The Compensation Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company’s website at www.kohlbergcap.com.

The Compensation Committee’s functions include examining the levels and methods of compensation employed by the Company with respect to the Chief Executive Officer and non-CEO officers, making recommendations to the Board with respect to non-CEO officer compensation, reviewing and approving the compensation package of the Chief Executive Officer, making recommendations to the Board with respect to incentive compensation plans and equity-based plans, reviewing management succession plans, making administrative and compensation decisions under equity compensation plans approved by the Board and making recommendations to the Board with respect to grants thereunder, administering cash bonuses, and implementing and administering the foregoing. In accordance with its Charter, the Compensation Committee may delegate its authority to a subcommittee.

The Compensation Committee met three times during 2009, and each of the meetings was attended by the full Compensation Committee.

Audit Committee

The Board has established an Audit Committee. The Audit Committee is composed of Messrs. Pastino, Cademartori and Jacobi. As determined by the Board, each of the members of the Audit Committee is an Independent Director and satisfies the audit committee independence requirements of the Exchange Act, and The Nasdaq Global Select Market listing standards. Mr. Pastino serves as Chairman of the Audit Committee. The Audit Committee’s functions include providing assistance to the Board in fulfilling its oversight responsibility relating to the Company’s financial statements and the financial reporting process, compliance with legal and regulatory requirements, the qualifications and independence of the Company’s independent registered public accountant, the Company’s system of internal control, the internal audit function, the Company’s code of ethics, retaining and, if appropriate, terminating the independent registered public accountant and approving audit and non-audit services to be performed by the independent registered public accountant. The Audit Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company’s website at www.kohlbergcap.com.

The Board has determined that all the members of the Audit Committee—Messrs. Pastino, Jacobi and Cademartori:

•	are independent, as independence for audit committee members is defined in Rule 10A-3(b)(1) under the Exchange Act and Rule 4200(a)(15) of The Nasdaq Global Select Market listing standards;

•	meet the requirements of Item 407(d)(5) of Regulation S-K under the Securities and the Exchange Act and are audit committee financial experts; and

•	possess the requisite financial sophistication required under The Nasdaq Global Select Market listing standards.

The Audit Committee has adopted a policy under which, to the extent required by law, all auditing services and all permitted non-audit services to be rendered by the Company’s independent registered public accountant are pre-approved.

In 2009, the Audit Committee held seven meetings, and each of the meetings was attended by the full Audit Committee.

Audit Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or to be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

The Audit Committee of the Board operates under a written charter adopted by the Board effective as of December 11, 2006. The charter can be found in the Corporate Governance section of the Company’s website at www.kohlbergcap.com. The Audit Committee is currently composed of Messrs. Pastino, Jacobi and Cademartori.

Management is responsible for the Company’s internal control and the financial reporting process. The independent registered public accountant is engaged to perform an independent audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), as well as an independent audit of the effectiveness of the Company’s internal control over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the Company’s independent registered public accounting firm.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Grant Thornton. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered public accountant in order to assure that the provision of such service does not impair the accountant’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee.

Review with Management

The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has discussed with Grant Thornton matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committees (as amended), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and the standards of the Public Company Accounting Oversight Board. The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by The Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with the firm their independence. The Audit Committee has also considered the compatibility of non-audit services with the firm’s independence.

During 2010, the Audit Committee met with members of senior management and the independent registered public accounting firm to review the certifications provided by the Chief Executive Officer and Chief Accounting Officer under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the rules and regulations of the SEC and the overall certification process. At these meetings, Company officers reviewed each of the Sarbanes-Oxley certification requirements concerning internal control over financial reporting and any fraud, whether or not material, involving management or other employees with a significant role in internal control over financial reporting.

Conclusion

Based on the Audit Committee’s discussion with management and the independent registered public accounting firm, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended that the Board include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC. The Audit Committee also recommended the selection of Grant Thornton to serve as the independent registered public accounting firm for the year ending December 31, 2010.

Respectfully Submitted, The Audit Committee Albert G. Pastino (Chair) C. Michael Jacobi Gary Cademartori

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of Kohlberg Capital’s common stock to file initial reports of ownership and reports of changes in ownership of Kohlberg Capital’s common stock with the SEC and, to the extent such reports are not filed through the SEC’s EDGAR system, The Nasdaq Global Select Market. The Company assists its directors and executive officers in completing and filing those reports. Kohlberg Capital is required to disclose in this Annual Report and its proxy statement any failure to file these reports by the required due dates. The Company believes that all filing requirements applicable to its directors and executive officers and shareholders who own more than 10% of its common stock were complied with during the last completed year, with the exception of the late reportings on behalf of each of Messrs. Jacobi, Pastino, Stevens and Cademartori of stock option grants on June 13, 2009, which resulted from an administrative oversight. On February 12, 2010, a report on Form 5 was filed on behalf of each of Messrs. Jacobi, Pastino, Stevens and Cademartori to report these grants. In making the above statements, the Company has relied upon the written representations of its directors and Section 16 officers.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors and officers. The code of ethics can be found on the Corporate Governance section of the Company’s website at www.kohlbergcap.com. The Company will report any amendments to or waivers of a required provision of the code of ethics on its website.

Item 11.	Executive Compensation

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or to be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on these reviews and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report and the Company’s proxy statement relating to its 2010 shareholder meeting for filing with the SEC.

Respectfully submitted,

Compensation Committee
Gary Cademartori (Chair)
C. Turney Stevens

Compensation Discussion and Analysis

The Board has established a Compensation Committee. The Compensation Committee is composed of Messrs. Cademartori and Stevens. As determined by the Board, each of the members of the Compensation Committee is an Independent Director and satisfies the independence requirements of The Nasdaq Global Select Market listing standards. Mr. Cademartori serves as Chairman of the Compensation Committee. The Compensation Committee determines compensation for Kohlberg Capital’s executive officers, in addition to administering the Company’s Amended and Restated 2006 Equity Incentive Plan and the Company’s 2008 Non-Employee Director Plan. The Compensation Committee Charter, as approved by the Board, can be found in the Corporate Governance section of the Company’s website at www.kohlbergcap.com.

The Compensation Committee’s functions include examining the levels and methods of compensation employed by the Company with respect to the Chief Executive Officer and non-CEO officers, making recommendations to the Board with respect to non-CEO officer compensation, reviewing and approving the compensation package of the Chief Executive Officer, making recommendations to the Board with respect to incentive compensation plans and equity-based plans, reviewing management succession plans, making administrative and compensation decisions under equity compensation plans approved by the Board and making recommendations to the Board with respect to grants thereunder, administering cash bonuses, and implementing and administering the foregoing. In accordance with its Charter, the Compensation Committee may delegate its authority to a subcommittee.

Overview

Unless otherwise indicated, the discussion and analysis below relates to compensation of executive officers of both the Company and Katonah Debt Advisors, the Company’s wholly-owned portfolio company.

Executive compensation in 2009 reflected both the difficult financial market conditions as well as the Company’s solid operating performance. In determining bonus awards for 2009 and evaluating possible salary increases for 2010, the Compensation Committee considered the following factors:

•	Selection and maintenance of strong credit characteristics for the investment portfolio—limited defaulted assets in the investment portfolio and limited realized losses;

•	Payment of a dividend entirely out of current net income, consistent with the Company’s goal not to rely on capital gains or paid-in-kind interest;

•	Modest reduction of the dividend during 2009, reflecting current market conditions and the impact of the Company’s dispute with its lenders; and

•	General comparisons of discretionary compensation among lending institutions and asset management firms due to difficult market conditions.

As a result, the Compensation Committee awarded 2009 performance bonuses to all of the executive officers named in the Summary Compensation Table equal to their minimum target bonus amounts as determined in 2009 and also determined that none of these individuals would receive merit increases to base salary in 2010.

Primary Objectives

The primary objectives of the Compensation Committee of the Board with respect to executive compensation are to attract, retain and motivate the best possible executive talent. The focus is to tie short- and long-term cash and equity incentives to achievement of measurable corporate and individual performance objectives and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee maintains compensation plans that tie a substantial portion of executives’ overall compensation to the Company’s operational performance. The structure of the executives’ base and incentive compensation is designed to encourage and reward the following:

•	sourcing and pursuing attractively priced investment opportunities;

•	participating in comprehensive due diligence with respect to the Company’s investments;

•	ensuring the most effective allocation of capital; and

•	working efficiently and developing relationships with other professionals.

Benchmarking of Compensation

Management develops the Company’s compensation plans by utilizing publicly available compensation data and subscription compensation survey data for national and regional companies in the middle market lending industry and in particular other publicly-traded, internally managed BDCs. The Company believes that the practices of this group of companies provide the Company with appropriate compensation benchmarks because these companies have similar organizational structures and tend to compete with the Company for executives and other employees. For benchmarking executive compensation, the Company typically reviews the compensation data the Company has collected from the complete group of companies, as well as a subset of the data from those companies that have a similar number of employees and a similar investment portfolio as the Company.

Pay-for-Performance Philosophy

Based on management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to bring base salaries and total executive compensation in line with approximately the fiftieth percentile of the companies with a similar number of employees represented in the compensation data the Company reviews. The Company works within the framework of this pay-for-performance philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•	the individual’s particular background and circumstances, including training and prior relevant work experience;

•	the individual’s role with the Company and the compensation paid to similar persons in the companies represented in the compensation data that the Company reviews;

•	the demand for individuals with the individual’s specific expertise and experience at the time of hire;

•	performance goals and other expectations for the position;

•	comparison to other executives within the Company having similar levels of expertise and experience; and

•	uniqueness of industry skills.

Setting and Assessment of Performance Goals; Role of Chief Executive Officer

The Compensation Committee has also implemented an annual performance management program, under which annual performance goals are determined and set forth in writing at the beginning of each calendar year for the Company as a whole and for each individual employee. Annual corporate goals are proposed by management and approved by the Board at the end of each calendar year for the following year. These corporate goals target the achievement of specific strategic, operational and financial milestones. Annual individual goals focus on contributions which facilitate the achievement of the corporate goals and are set during the first quarter of each calendar year. Individual goals are proposed by each employee and approved by his or her direct supervisor. The Chief Executive Officer’s goals are approved by the Compensation Committee. Annual salary increases, annual bonuses and annual stock option awards granted to the Company’s employees are tied to the achievement of these corporate and individual performance goals.

The performance goals for the Company’s Chief Executive Officer and other executive management are as follows:

•	achievement of the Company’s dividend objectives (emphasizing both growth and stability);

•	growth of the Company’s investment portfolio;

•	maintenance of the credit quality and financial performance of the Company’s investment portfolio;

•	development of the Company’s human resources; and

•	development of the Company’s financial and information systems.

The performance goals for senior executives of Katonah Debt Advisors are as follows:

•	increase in Katonah Debt Advisors’ assets under management and diversification of such assets;

•	increase in revenue and income distributable by Katonah Debt Advisors to the Company;

•	performance of fund assets managed by Katonah Debt Advisors, particularly with respect to credit quality; and

•	development of Katonah Debt Advisors’ human resources.

The Company believes that the current performance goals are realistic “stretch” goals that should be reasonably attainable by management.

During the first calendar quarter, the Company evaluates individual and corporate performance against the written goals for the recently completed year. Consistent with the Company’s compensation philosophy, each employee’s evaluation begins with a written self-assessment, which is submitted to the employee’s supervisor. The supervisor then prepares a written evaluation based on the employee’s self-assessment, the supervisor’s own evaluation of the employee’s performance and input from others within the Company. This process leads to a recommendation for annual employee salary increases, annual stock-based compensation awards and bonuses, if any, which is then reviewed and approved by the Compensation Committee. The Company’s executive officers, other than the Chief Executive Officer, submit their self-assessments to the Chief Executive Officer, who performs the individual evaluations and submits recommendations to the Compensation Committee for salary increases, bonuses and stock-based compensation awards. In the case of the Chief Executive Officer, his individual performance evaluation is conducted by the Compensation Committee, which determines his compensation changes and awards. For all employees, including the Company’s executive officers, annual base salary increases, annual stock-based compensation awards and annual bonuses, to the extent granted, are implemented during the first calendar quarter of the year.

Compensation Components

The Company’s compensation package consists of the following components, each of which the Company deems instrumental in motivating and retaining its executives:

Base Salary

Base salaries for the Company’s executives are established based on the scope of their responsibilities and their prior relevant background, training and experience, taking into account competitive market compensation paid by the companies represented in the compensation data the Company reviews for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, the Company believes that executive base salaries should generally target the fiftieth percentile of the range of salaries for executives in similar positions and with similar responsibilities in companies of similar size to the Company. An executive’s base salary is also evaluated together with other components of the executive’s compensation to ensure that the executive’s total compensation is in line with the Company’s overall compensation philosophy.

Base salaries are reviewed annually as part of the Company’s performance management program and increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. The Company also realigns base salaries with market levels for the same positions in companies of similar size to the Company represented in the compensation data the Company reviews if necessary and if the Company identifies significant market changes in the Company’s data analysis. Additionally, the Company adjusts base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Annual Bonus

The Company’s compensation program includes eligibility for an annual performance-based cash bonus in the case of all executives and certain senior, non-executive employees. The amount of the cash bonus depends on the level of achievement of the stated corporate and individual performance goals. As set forth in their employment agreements, Messrs. Pearson and Corless are currently eligible for annual performance-based cash bonuses of no less than $450,000 and $200,000, respectively; Mr. Wirth is currently eligible for an aggregate annual performance-based cash bonus from Kohlberg Capital and Katonah Debt Advisors of no less than $375,000; Mr. Kratzman is currently eligible for an annual bonus from Katonah Debt Advisors of no less than $650,000 and no more than $1,000,000 and an additional incentive bonus of up to $450,000 for reaching certain additional performance targets; and Mr. Stack is eligible for target annual performance-based cash bonus from Katonah Debt Advisors of $175,000. The amounts of the annual cash bonuses paid to Messrs. Pearson, Wirth and Corless are determined by the Compensation Committee of the Board. The amount of the annual cash bonuses paid to Messrs. Kratzman and Stack is determined by the Management Committee of Katonah Debt Advisors. In each case, the annual bonus award is based on the individual performance of each of Messrs. Pearson, Wirth, Corless, Kratzman and Stack and on the performance of the Company against goals established annually by the Board, in the case of Messrs. Pearson, Wirth and Corless, and by the Management Committee of Katonah Debt Advisors, in the case of Messrs. Kratzman and Stack, after consultation with the individual. All bonuses are subject to an annual increase, solely at the discretion of the Board or the Management Committee of Katonah Debt Advisors (as applicable), and in its discretion, the Compensation Committee or the Management Committee of Katonah Debt Advisors (as applicable) may award bonus payments to the Company’s executives above or below the amounts specified in their respective employment agreements.

Long-Term Incentives

The Company believes that long-term performance is achieved through an ownership culture that encourages long-term participation by the Company’s executive officers in equity-based awards. The Amended and Restated 2006 Equity Incentive Plan currently allows the grant to executive officers of stock options, restricted stock or other stock-based awards. The Company typically makes an initial equity award to certain new senior level employees and annual grants as part of the Company’s overall compensation program. All grants of awards pursuant to the Amended and Restated 2006 Equity Incentive Plan are approved by the Board. The Amended and Restated 2006 Equity Incentive Plan is designed to allow, but not require, the grant of awards that qualify under an exception to the deduction limit of Section 162(m) of the Code for “performance-based compensation.”

Initial stock-based awards. Executives who join the Company are awarded initial grants of options or restricted stock. Options awarded as part of these grants have an exercise price equal to the fair market value of the Company’s common stock on the grant date. The vesting schedule and other terms of these awards are determined by the Board. The amount of the initial award is determined based on the executive’s position with the Company and an analysis of the competitive practices of companies similar in size to the Company represented in the compensation data that the Company reviews. The initial awards are intended to provide the executive with an incentive to build value in the organization over an extended period of time. The amount of the initial award is also reviewed in light of the executive’s base salary and other compensation to ensure that the executive’s total compensation is in line with the Company’s overall compensation philosophy. The grant date for awards for existing employees is the later of the date that the Board approved the grant or the date that the Company and the employee have reached a mutual understanding as to the amount and terms of such grant. For prospective employees, the grant date is the date upon which the Company and the employee have reached an agreement regarding the terms of employment and the terms of the award granted by the Board, and the employment has commenced (thus such date is typically the first day of employment). All of the grant dates are approved by the Board or the Compensation Committee.

Annual stock-based awards. The Company’s practice is to make annual stock based awards as part of the Company’s overall performance management program. However, in 2009, no awards of shares of the Company’s restricted common stock were made to the executive officers named in the Summary Compensation Table (with the exception of Mr. Kratzman, who received an award of restricted common stock pursuant to the terms of his employment agreement, as described below under “—Grants of Plan-Based Awards in Year 2009”). The Compensation Committee believes that stock-based awards provide management with a strong link to long-term corporate performance and the creation of stockholder value. The Company intends that the annual aggregate value of these awards be set near competitive median levels for companies represented in the compensation data the Company reviews. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of the executive’s compensation is conducted when determining annual equity awards to ensure that an executive’s total compensation conforms to the Company’s overall philosophy and objectives. A pool of stock-based awards is reserved for executives and other officers based on setting a target grant level for each employee category, with the higher ranked employees being eligible for a higher target grant. The Compensation Committee meets in the fourth quarter of each year to evaluate, review and recommend for the Board’s approval the annual stock-based award design, level of award and prospective grant date of such award for each named executive officer and the Chief Executive Officer. For promotions or new hires, the Compensation Committee approves the award in advance of the grant date, and the stock-based grant is awarded on the determined date at the Company’s closing market price per share. The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants.

Other Compensation

The Company and Katonah Debt Advisors maintain broad-based benefits and perquisites that are provided to all employees, including health, life and disability insurance and a 401(k) plan. The Company and Katonah Debt Advisors participate in a defined contribution plan for their executive officers and employees. In particular circumstances, the Company also utilizes cash signing bonuses when certain executives and senior non-executives join the Company. Such cash signing bonuses typically either vest during a period of less than a year or are repayable in full to the Company if the employee recipient voluntarily terminates employment with the Company prior to the first anniversary of the date of hire. Whether a signing bonus is paid and the amount thereof are determined on a case-by-case basis under the specific hiring circumstances. For example, the Company will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment, to assist with relocation expenses and/or to create an additional incentive for an executive to join the Company in a position where there is high market demand.

Termination-Based Compensation

Severance. If terminated without cause or by the executive for good reason (each as defined in the applicable employment agreement) or as a result of death or disability, each of Messrs. Pearson, Wirth, Corless, Kratzman and Stack (or his designated beneficiary or estate) is entitled to receive (i) his base salary and contributions toward health insurance premiums for the remaining term of the agreement (or, if greater, six months after such termination); provided, that if the remaining term of the agreement exceeds six months (one year in the case of Mr. Kratzman), the Company (or Katonah Debt Advisors in the case of Messrs. Kratzman and Stack) may elect to cease continuation of base salary and contributions toward health insurance premiums at any point following the six-month (one year in the case of Mr. Kratzman) anniversary of such termination so long as the Company (or Katonah Debt Advisors in the case of Messrs. Kratzman and Stack) releases the executive from his remaining non-competition and non-solicitation obligations as of such date; (ii) any base salary earned but not paid through the date of termination; (iii) vacation time accrued but not used to that date; and (iv) any bonus compensation to which the executive is entitled in respect of the year of termination, prorated to the date of termination, all on the condition that the executive sign a release of claims. In addition to the benefits described above, the executive will be entitled to a further six months of base salary and contributions toward health insurance premiums (i.e., for a total of one year or 18 months in the case of Mr. Kratzman) if he is terminated by the Company (or Katonah Debt Advisors in the case of Messrs. Kratzman and Stack) within 90 days following a change in control involving the Company (defined to include the acquisition by any person (or group) of the beneficial ownership of 33% or more of the then outstanding shares of the Company’s common stock or the voting power of the Company’s then outstanding voting securities; the failure of the incumbent board of directors (or successors designated thereby) to constitute a majority of the Company’s board of directors; the approval by shareholders of a merger, consolidation or other reorganization transaction in which the Company’s shareholders do not, at closing, own more than 50% of the combined voting power of the surviving entity; and a liquidation or dissolution of the Company or a sale of all or substantially all of its assets).

The terms of the employment agreements with Messrs. Pearson, Wirth and Corless will expire on December 31, 2010 and the term of the employment agreement with Mr. Kratzman is set to expire on December 31, 2011. Upon their expiration, the agreements with Messrs. Pearson, Wirth, Corless and Kratzman automatically renew for successive one year periods unless terminated in writing by either party upon thirty days written notice. The employment agreement with Mr. Stack provides for an indefinite term. Notwithstanding the above, if the Company, in the case of Messrs. Pearson, Wirth or Corless, or Katonah Debt Advisors, in the case of Messrs. Kratzman and Stack, waives the non-competition provisions in the applicable employment agreements at any point after six months (one month in the case of Mr. Kratzman) from the date of termination, then the continued salary and benefits payments cease. All severance payments are conditioned on the execution of a signed release of claims in the form provided by the Company, in the case of Messrs. Pearson, Wirth and Corless, or by Katonah Debt Advisors, in the case of Messrs. Kratzman and Stack, and upon that release not being subsequently revoked. In determining whether to approve the terms of such severance arrangements, the Board, in the case of Messrs. Pearson, Wirth and Corless, and the Management Committee of Katonah Debt Advisors, in the case of Messrs. Kratzman and Stack, took into account that the employment agreements contain non-competition covenants that would be binding on the executives following their termination.

Acceleration of vesting of equity-based awards. In general, all unvested options and unvested shares of restricted common stock held by an employee are forfeited immediately upon that employee’s termination, whether or not for cause. Under the Amended and Restated 2006 Equity Incentive Plan, however, the Board may, if it so chooses, provide in the case of any award for post-termination exercise provisions, including a provision that accelerates all or a portion of any award, but in no event may any award be exercised after its expiration date.

Conclusion

The compensation policies of the Company and Katonah Debt Advisors are designed to motivate and retain their respective senior executive officers and to ultimately reward them for outstanding individual and corporate performance.

Summary Compensation Table

The following table shows the compensation paid or accrued during the years ended December 31, 2009, December 31, 2008 and December 31, 2007 to the Company’s President and Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s three most highly compensated executive officers other than its President, Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)		Total ($)
Dayl W. Pearson President and Chief Executive Officer	2009	400,000	(4) (5)	—	—		—	450,000	(5)	99,586	(5) (6)	949,586	(5)
	2008	375,000	(7) (8)	—	599,499		—	350,000		81,714		1,406,213
	2007	300,000	(9)	—	—		—	450,000		29,734		869,734
Michael I. Wirth Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2009	325,000	(4) (5)	—	—		—	375,000	(5)	58,334	(5) (6)	758,334	(5)
	2008	325,000	(7) (11)	—	259,195	(11)	—	325,000	(11)	49,591	(11)	958,786	(11)
	2007	300,000	(9)	—	—		—	375,000	(12)	29,734		758,734

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)		Total ($)
E.A. Kratzman Vice President; President of Katonah Debt Advisors	2009	400,000	(4) (10)	—	500,000	—	650,000	(10)	95,510	(6)	1,645,510
	2008	375,000	(7) (10) (11)	—	558,199	—	500,000	(10)	61,829		1,495,028
	2007	300,000	(9) (10)	—	—	—	600,000	(10)	29,734		1,001,734
R. Jon Corless Chief Investment Officer	2009	250,000	(4) (5)	—	—	—	200,000	(5)	28,068	(5) (6)	478,068	(5)
	2008	250,000	(7)	—	39,800	—	200,000		24,668		514,468
	2007	200,000	(9)	—	—	—	250,000		29,734		515,734
John M. Stack Vice President; Managing Director of Katonah Debt Advisors	2009	225,000	(4) (10)	—	—	—	175,000	(10)	14,156	(6)	414,156
	2008	225,000	(7) (10)	—	27,400	—	150,000	(10)	12,256	(6)	414,656
	2007	212,500	(9) (10)	—	—	90,500	200,000	(10)	29,734		463,901

(1)	Represents the grant date fair market value of restricted stock grants in accordance with FASB Accounting Standards Codification—Compensation—Stock Compensation (Topic 718) (January 2010) (“ASC 718”). Grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

(2)	Amounts reflect the grant date fair value of stock options granted in those years in accordance with ASC 718. Grant date fair value is based on a Binary Option Pricing Model (American, call option) for use in valuing stock options. Assumptions used in the calculation of these amounts are shown in Note 11, “Equity Incentive Plan—Stock Options,” to our audited financial statements included in this Annual Report; Note 11, “Equity Incentive Plan—Stock Options,” to our audited financial statements included in our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009 (File No. 814-00735); and Note 10, “Stock Options,” to our audited financial statements included in our 2007 Annual Report on Form 10-K, filed with the SEC on March 14, 2008 (File No. 814-00735).

(3)	Annual performance-based cash bonus. As described in “—Compensation Discussion and Analysis—Compensation Components—Annual Bonus” above, the annual bonuses of the executive officers named in the Summary Compensation Table are derived based on the performance of the Company and the individual executive relative to pre-established objectives for the year. The threshold, target and/or maximum amounts for the year 2009 bonus opportunity of each executive officer named in the Summary Compensation Table are reported in the Grants of Plan-Based Awards in Year 2009 table below.

(4)	Represents actual cash salaries paid during 2009.

(5)	Messrs. Pearson, Wirth and Corless have their compensation allocated between Kohlberg Capital and Katonah Debt Advisors.

(6)	See the 2009 All Other Compensation Table below for a breakdown of these amounts, which consist of:

•	cash dividends on restricted stock granted or received upon conversion of previously granted options;

•	amounts received pursuant to the Katonah Debt Advisors Employee Savings and Profit Sharing Plan (the “Savings Plan”);

•	life insurance premiums, and

•	disability insurance premiums.

•	The Savings Plan is a defined benefit plan, and the Company matches an individual’s contribution up to a pre-set amount according to a specific formula.

2009 All Other Compensation Table

Name	Dividends on Restricted Stock ($)	Savings Plan ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)	Total ($)
Dayl W. Pearson	86,853	4,900	780	7,053	99,586
Michael I. Wirth	43,841	4,900	780	8,813	58,334
E.A. Kratzman	87,827	4,900	780	2,003	95,509
R. Jon Corless	18,200	4,900	780	4,188	28,068
John M. Stack	9,100	4,900	156	—	14,156

(7)	Represents actual cash salaries paid during 2008.

(8)	Mr. Pearson’s base salary was raised from $350,000 to $400,000 effective July 1, 2008.

(9)	Represents actual cash salaries paid during 2007.

(10)	Messrs. Kratzman and Stack receive their salary and performance-based bonus from Katonah Debt Advisors.

(11)	Mr. Kratzman’s base salary was raised from $350,000 to $400,000 effective July 1, 2008.

Grants of Plan-Based Awards in Year 2009

The following table shows information regarding grants of plan-based cash and equity awards during the year ended December 31, 2009 received by the executive officers named in the Summary Compensation Table.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stock (#)		Grant Date Fair Value of Stock ($)
		Threshold ($)	Target ($)		Maximum ($)
Dayl W. Pearson	—	—	450,000	(2)	(2)	—		—
Michael I. Wirth	—	30,000	375,000	(2)	(2)	—		—
E.A. Kratzman	08/05/09	—	—		—	84,889	(3)	500,000	(4)
	—	—	650,000	(5)	1,000,000 (5)	—		—
R. Jon Corless	—	—	250,000	(2)	(2)	—		—
John M. Stack	—	—	175,000	(2)	(2)	—		—

(1)	The actual bonus awards earned with respect to 2009 and paid out in 2010 are reported under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above. Messrs. Kratzman and Stack receive their annual performance-based bonus from Katonah Debt Advisors, and Messrs. Pearson, Wirth and Corless receive their annual performance-based bonus as allocated between Kohlberg Capital and Katonah Debt Advisors, as reported in Notes 5, 10 and 15, respectively, to the Summary Compensation Table above.

(2)	New minimum “target” amounts for Messrs. Pearson, Wirth, Corless and Stack were determined in 2009. Final bonus awards (which could potentially exceed the minimum target) are determined by the Compensation Committee of the Board of Directors and are based on individual performance and that of the Company against goals established annually by the Board.

(3)	Award of restricted stock granted under the Amended and Restated 2006 Equity Incentive Plan. In accordance with the terms of his employment agreement with the Company, the shares of restricted stock granted to Mr. Kratzman will vest in two equal installments on each of the third and fourth anniversaries of August 5, 2009, the grant date. Pursuant to the employment agreement, Mr. Kratzman is entitled to receive an annual grant of shares of the Company’s restricted common stock having a value of $500,000. There are no additional criteria (performance-based or otherwise) that would have to be met as a condition to vesting.

(4)	Represents the grant date fair value of the shares of restricted stock in accordance with ASC 718. Grant date fair value of the shares of restricted stock is based on the closing price of the Company’s common stock on the date of grant.

(5)	In addition to his base salary and annual bonus, Mr. Kratzman is entitled to receive up to three special bonuses of $150,000 each upon the receipt by Katonah Debt Advisors of all of the deferred subordinated fees from Katonah VII, VII and IX CLO Funds, respectively, each such special bonus to be paid as soon as practicable following the receipt of the applicable deferred fees. Mr. Kratzman must remain continuously employed by Katonah Debt Advisors through the date of the receipt of the applicable deferred fees to receive each special bonus.

The terms of compensation of each executive officer named in the Summary Compensation table are derived from employment agreements, as well as from annual performance reviews conducted by the Compensation Committee, in the case of Mr. Pearson, and by Mr. Pearson, in the case of the other executive officers named in the Summary Compensation Table. See “—Compensation Discussion and Analysis—Compensation Components—Annual Bonus” above for additional information. Annual base salary increases, annual stock option awards and cash bonuses, if any, for Mr. Pearson are determined by the Compensation Committee. Mr. Pearson recommends annual base salary increases, annual stock option awards and cash bonuses, if any, for the other executive officers named in the Summary Compensation Table, which are reviewed and approved by the Compensation Committee.

Employment Agreements

The Company has entered into employment agreements with Messrs. Pearson, Wirth, Corless, Kratzman and Stack. Each of Messrs. Pearson, Wirth and Corless receives his salary, bonus, stock awards and benefits pursuant to their employment agreements with the Company. Messrs. Kratzman and Stack receive their salary, bonus and benefits pursuant to employment agreements with Katonah Debt Advisors. In addition, Mr. Kratzman receives any grants of restricted stock pursuant to his employment agreement with the Company.

Employment Agreements with Dayl W. Pearson, Michael I. Wirth and R. Jon Corless

As amended on August 5, 2009, each of the employment agreements with Messrs. Pearson, Wirth and Corless provides for an initial term ending on December 31, 2010 (subject to automatic one-year renewals thereafter as provided in their previous agreements) unless either party provides prior written notice (not later than 30 days prior to the expiration of the term) of his or its decision not to extend the term of the employment agreement. Under their respective employment agreements, Messrs. Pearson, Wirth and Corless are entitled to receive an annual base salary of $400,000, $325,000 and $250,000, respectively, which reflects their 2008 base salaries, and will be eligible to earn annual performance-based cash bonuses of no less than $450,000, 375,000 and $200,000, respectively, which reflects minimum target bonus amounts not in excess of those in effect for 2008, to be paid, in each case, on or about January 31 of the succeeding calendar year. As amended, the employment agreements provide that if the executive’s employment is terminated by the Company without cause or by the executive for good reason (each as defined in the applicable employment agreement) or as a result of death or disability, the executive (or his designated beneficiary or estate) will be entitled to receive (i) his base salary and contributions toward health insurance premiums for the remaining term of the agreement (or, if greater, six months after such termination); provided, that if the remaining term of the agreement exceeds six months, the Company may elect to cease continuation of base salary and contributions toward health insurance premiums at any point following the six-month anniversary of such termination so long as the Company releases the executive from his remaining non-competition and non-solicitation obligations as of such date; (ii) any base salary earned but not paid through the date of termination; (iii) vacation time accrued but not used to that date; and (iv) any bonus compensation to which the executive is entitled in respect of the year of termination, prorated to the date of termination, all on the condition that the executive sign a release of claims. In addition to the benefits described above, the executive will be entitled to a further six months of base salary and contributions toward health insurance premiums (i.e., for a total of one year) if he is terminated by the Company within 90 days following a change in control involving the Company (defined to include the acquisition by any person (or group) of the beneficial ownership of 33% or more of the then outstanding shares of the Company’s common stock or the voting power of the Company’s then outstanding voting securities; the failure of the incumbent board of directors (or successors designated thereby) to constitute a majority of the Company’s board of directors; the approval by shareholders of a merger, consolidation or other reorganization transaction in which the Company’s shareholders do not, at closing, own more than 50% of the combined voting power of the surviving entity; and a liquidation or dissolution of the Company or a sale of all or substantially all of its assets).

Employment Agreements with E.A. Kratzman

As amended on August 5, 2009, Mr. Kratzman’s employment agreement with Katonah Debt Advisors provides for an initial term ending on December 31, 2011 (subject to automatic one-year renewals thereafter as previously provided unless terminated in writing by either party prior to the expiration of the term). In addition to his base salary and annual bonus, Mr. Kratzman is entitled to receive up to three special bonuses of $150,000 each upon the receipt by Katonah Debt Advisors of all of the deferred subordinated fees from Katonah VII, VII and IX CLO Funds, respectively, each such special bonus to be paid as soon as practicable following the receipt of the applicable deferred fees. Mr. Kratzman must remain continuously employed by Katonah Debt Advisors through the date of the receipt of the applicable deferred fees to receive each special bonus. As amended, the employment agreement provides that if Mr. Kratzman’s employment is terminated by Katonah Debt Advisors without cause, by him for good reason (each as defined in the employment agreement) or as a result of death or disability, he (or his designated beneficiary or estate) will be entitled to receive (i) his base salary and contributions toward health insurance premiums for the remaining term of the agreement; provided, that if the remaining term of the agreement exceeds one year, Katonah Debt Advisors may elect to cease continuation of base salary and contributions toward health insurance premiums at any point following the one-year anniversary of such termination so long as Katonah Debt Advisors releases Mr. Kratzman from his remaining non-competition and non-solicitation obligations as of such date; (ii) any base salary earned but not paid through the date of termination; (iii) vacation time accrued but not used to that date; and (iv) any bonus compensation to which Mr. Kratzman is entitled in respect of the year of termination, prorated to the date of termination (but in all cases based on an annual amount of no less than $650,000), all on the condition that he sign a release of claims. In addition to the benefits described above, Mr. Kratzman will be entitled to an extra six months of his base salary and contributions toward health insurance premiums (i.e., for a total of 18 months) if he is terminated by Katonah Debt Advisors within 90 days following a change in control involving the Company (defined to include the acquisition by any person (or group) of the beneficial ownership of 33% or more of the then outstanding shares of the Company’s common stock or the voting power of the Company’s then outstanding voting securities; the failure of the incumbent board of directors (or successors designated thereby) to constitute a majority of the Company’s board of directors; the approval by shareholders of a merger, consolidation or other reorganization transaction in which the Company’s shareholders do not, at closing, own more than 50% of the combined voting power of the surviving entity; and a liquidation or dissolution of the Company or a sale of all or substantially all of its assets).

As amended effective January 1, 2008, Mr. Kratzman’s agreement with Kohlberg Capital provides for an indefinite term ending upon Mr. Kratzman’s resignation, death or removal with or without cause. Pursuant to his employment agreement with the Company, Mr. Kratzman is entitled to receive an annual grant of shares of the Company’s restricted common stock having a value of $500,000. Such restricted shares vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date and are subject to the terms set out in a restricted stock award agreement between Mr. Kratzman and the Company. The agreement also contains provisions regarding non-competition covenants.

Employment Agreement with John M. Stack

As amended on December 14, 2009, Mr. Stack’s employment agreement with Katonah Debt Advisors provides for Mr. Stack to be employed as a managing director of Katonah Debt Advisors and a vice president of the Company. The agreement provides for an indefinite term ending upon Mr. Stack’s resignation, death or removal with or without cause. Mr. Stack’s annual base salary is $225,000 and he is entitled to a target annual performance-based bonus from Katonah Debt Advisors of $175,000. The employment agreement provides that if Mr. Stack’s employment is terminated by Katonah Debt Advisors without cause or as a result of death or disability, he (or his designated beneficiary or estate) will be entitled to receive (i) his base salary and contributions toward health insurance premiums; provided, that Katonah Debt Advisors may elect to cease continuation of base salary and contributions toward health insurance premiums at any point six months (or one year if Mr. Stack is terminated within 90 days of the completion of a change of control) after such termination; (ii) any base salary earned but not paid through the date of termination; (iii) vacation time accrued but not used to that date; and (iv) any bonus compensation to which Mr. Stack is entitled in respect of the year of termination, prorated to the date of termination, all on the condition that he sign a release of claims. His employment agreement also contains non-competition covenants and provisions governing termination, death and disability.

Outstanding Equity Awards at 2009 Year-End

The following table shows unvested stock awards outstanding on December 31, 2009, held by each of the executive officers named in the Summary Compensation Table. There were no stock options awards held by any of the executive officers named in the Summary Compensation Table outstanding on December 31, 2009.

Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units That Have Not Vested ($)(2)

Dayl W. Pearson	75,104	342,474
Michael I. Wirth	36,708	167,388
E.A. Kratzman	141,660	645,970
R. Jon Corless	13,333	60,798
John M. Stack	6,667	30,402

(1)	The remaining unvested shares of restricted stock granted to Mr. Pearson will vest, with respect to 41,771 shares, in two equal installments on each of the third and fourth anniversaries of July 1, 2008, the grant date, and, with respect to 33,333 shares, in two equal installments on each of the second and third anniversaries of such grant date. The remaining unvested shares of restricted stock granted to Mr. Wirth will vest, with respect to 16,708 shares, in two equal installments on each of the third and fourth anniversaries of July 1, 2008, the grant date, and, with respect to 20,000 shares, in two equal installments on each of the second and third anniversaries of such grant date. The remaining unvested shares of restricted stock granted to Mr. Kratzman will vest, with respect to 41,771 shares, in two equal installments on each of the third and fourth anniversaries of July 1, 2008, the grant date; with respect to 15,000 shares, in full on the second anniversary of such grant date; and, with respect to 84,889 shares, in two equal installments on each of the third and fourth anniversaries of August 5, 2009, the grant date. The remaining unvested shares of restricted stock granted to Messrs. Corless and Stack will vest in two equal installments on each of the second and third anniversaries of July 1, 2008, the grant date.

(2)	Computed by multiplying the number of unvested outstanding shares of restricted stock by $4.56, the closing market price of Kohlberg Capital’s common stock on December 31, 2009.

Option Exercises and Stock Vested in 2009

The executive officers named in the Summary Compensation Table did not hold or exercise any stock options during the year ended December 31, 2009. The shares of restricted stock held by the executive officers named in the Summary Compensation Table that became vested in the year ended December 31, 2009 are set forth in the table below.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Dayl W. Pearson	16,667	111,836
Michael I. Wirth	10,000	67,100
E.A. Kratzman	15,000	100,650
R. Jon Corless	6,667	44,736
John M. Stack	3,333	22,364

(1)	Represents shares of restricted stock that became vested on July 1, 2009.

(2)	Computed by multiplying the number of shares of restricted stock that vested by $6.71, the closing market price of Kohlberg Capital’s common stock on July 1, 2009, the vesting date.

Pension Benefits

The Company does not have any benefit plans, other than qualified defined contribution plans or nonqualified defined contribution plans.

Nonqualified Deferred Compensation

The Company does not have any defined contribution or other plans that provide for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change of Control

Termination of Employment and Change of Control Arrangements

Change of Control Arrangements in the Company’s Amended and Restated 2006 Equity Incentive Plan

Under the Amended and Restated 2006 Equity Incentive Plan, in the event of a Covered Transaction (as defined below), all outstanding, unexercised options, restricted stock awards and other stock-based awards granted under the Amended and Restated 2006 Equity Incentive Plan will terminate and cease to be exercisable, and all other awards to the extent not fully vested (including awards subject to conditions not yet satisfied or determined) will be forfeited, provided that the Board may in its sole discretion on or prior to the effective date of the Covered Transaction take any (or any combination of) the following actions, as to some or all outstanding awards:

•	make any outstanding option exercisable in full;

•	remove any performance or other conditions or restrictions on any award;

•

in the event of a Covered Transaction under the terms of which holders of the shares of the Company will receive upon consummation thereof a payment for each such share surrendered in the Covered Transaction (whether cash, non-cash or a combination of the foregoing), make or provide for a payment (with respect to some or all of the awards) to the participant equal in the case of each affected award to the difference between (A) the fair market value of a share of common stock times the numbers of shares subject to such outstanding award (to the extent then exercisable at prices not in excess of the fair market value) and (B) the aggregate exercise price of all shares subject to such outstanding award, in each case on such payment terms (which need not be the same as the terms of payment to holders of shares) and other terms, and subject to such conditions, as the Board determines; and

•

with respect to an outstanding award held by a participant who, following the Covered Transaction, will be employed by or otherwise providing services to an entity which is a surviving or acquiring entity in the Covered Transaction or any affiliate of such an entity, at or prior to the effective time of the Covered Transaction, in its sole discretion and in lieu of the action described in the three preceding bullets, arrange to have such surviving or acquiring entity or affiliate assume any award held by such participant outstanding hereunder or grant a replacement award which, in the judgment of the Board is substantially equivalent to any award being replaced.

Under the Amended and Restated 2006 Equity Incentive Plan, a “Covered Transaction” is a (i) sale of shares of the Company’s common stock, consolidation, merger, or similar transaction or series of related transactions in which Kohlberg Capital is not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding shares of common stock by a single person or entity or by a group of persons and/or entities acting in concert; (ii) a sale or transfer of all or substantially all of the Company’s assets; or (iii) a dissolution or liquidation of the Company. Where a Covered Transaction involves a tender offer that is reasonably expected to be followed by a merger described in clause (i) (as determined by the Board), the Covered Transaction shall be deemed to have occurred upon consummation of the tender offer.

Termination of Employment Provisions in the Company’s Amended and Restated 2006 Equity Incentive Plan

Unless the Board expressly provides otherwise, immediately upon the cessation of employment or services of a participant in the Amended and Restated 2006 Equity Incentive Plan, all awards to the extent not already vested terminate and all awards requiring exercise cease to be exercisable and terminate, except that:

•	When a participant’s employment or services are ceased for Cause (as defined below), all options, vested and unvested, immediately terminate;

•

For vested options held by a participant immediately prior to his or her death, to the extent then exercisable, the options remain exercisable for the lesser of a period of 180 days following the participant’s death or the period ending on the latest date on which those options could have been exercised had there been no cessation of employment or services; and

•

In all other cases, all vested options held by the participant immediately prior to the cessation of his or her employment, to the extent then exercisable, remain exercisable for the lesser of a period of 90 days or the period ending on the latest date on which that option could have been exercised had there been no cessation of employment or services.

Under the Amended and Restated 2006 Equity Incentive Plan, “Cause” has the same meaning as provided in the employment agreement between the participant and the Company or its affiliate, provided that if the participant is not a party to any such agreement, “Cause” means (i) the participant’s chronic alcoholism or drug addiction; (ii) fraud, embezzlement, theft, dishonesty, or any deliberate misappropriation of any material amount of money or other assets or property of the Company or any of its affiliates by the participant; (iii) willful failure to perform, or gross negligence in the performance of, the participant’s duties and responsibilities to the Company and its affiliates; (iv) the participant’s material breach of any agreement between the participant and the Company or its affiliates, except where the breach is caused by incapacity or disability of the participant; (v) a charge, indictment or conviction of, or plea of nolo contendere by, the participant to a felony or other crime involving moral turpitude; (vi) the participant’s material breach of his fiduciary duties as an officer, trustee or director of the Company or any of its affiliates; (vii) the participant’s willful refusal or failure to carry out a lawful and reasonable written directive of the Board or its designee, which failure or refusal does not cease within 15 days after written notice of such failure is given to the participant by the Company; or (viii) the participant’s willful misconduct which has, or could be reasonably expected to have, a material adverse effect upon the business, interests or reputation of the Company or any of its affiliates.

The Board may provide in the case of any award for post-termination exercise provisions different from those set forth above, including, without limitation, terms allowing a later exercise by a former employee (or, in the case of a former employee who is deceased, the person or persons to whom the award is transferred by will or the laws of descent and distribution) as to all or any portion of the award not exercisable immediately prior to termination of employment or other service, but in no case may an award be exercised after the latest date on which it could have been exercised had there been no cessation of employment or services.

Termination of Employment Provisions in Employment Agreements

Each of the executive officers named in the Summary Compensation Table has an employment agreement pursuant to which the Company, in the case of Messrs. Pearson, Wirth and Corless, or Katonah Debt Advisors, in the case of Messrs. Kratzman and Stack, must make payments and provide certain benefits upon termination of employment. If any of the executive officers named in the Summary Compensation Table is terminated other than for cause (as defined below) or terminates their employment for good reason, such officer is entitled to receive (i) his base salary and contributions toward health insurance premiums for the remaining term of the agreement (or, if greater, six months after such termination); provided, that if the remaining term of the agreement exceeds six months (one year in the case of Mr. Kratzman), the Company (or Katonah Debt Advisors in the case of Messrs. Kratzman and Stack) may elect to cease continuation of base salary and contributions toward health insurance premiums at any point following the six-month (one year in the case of Mr. Kratzman) anniversary of such termination so long as the Company (or Katonah Debt Advisors in the case of Messrs. Kratzman and Stack) releases the executive from his remaining non-competition and non-solicitation obligations as of such date; (ii) any base salary earned but not paid through the date of termination; (iii) vacation time accrued but not used to that date; and (iv) any bonus compensation to which the executive is entitled in respect of the year of termination, prorated to the date of termination, all on the condition that the executive sign a release of claims. In addition to the benefits described above, the executive will be entitled to a further six months of base salary and contributions toward health insurance premiums (i.e., for a total of one year or 18 months in the case of Mr. Kratzman) if he is terminated by the Company (or Katonah Debt Advisors in the case of Messrs. Kratzman and Stack) within 90 days following a change in control involving the Company (defined to include the acquisition by any person (or group) of the beneficial ownership of 33% or more of the then outstanding shares of the Company’s common stock or the voting power of the Company’s then outstanding voting securities; the failure of the incumbent board of directors (or successors designated thereby) to constitute a majority of the Company’s board of directors; the approval by shareholders of a merger, consolidation or other reorganization transaction in which the Company’s shareholders do not, at closing, own more than 50% of the combined voting power of the surviving entity; and a liquidation or dissolution of the Company or a sale of all or substantially all of its assets).

In the event of death of any of the executive officers named in the Summary Compensation Table, any amounts owed to the decedent under the applicable employment agreement will be paid to the decedent’s estate or to his designated successor or assigns. In the event of a disability which renders the officer unable to continue to perform substantially all of his duties and responsibilities under his employment agreement, the officer is entitled to continued payment of his base salary and benefits for up to 12 weeks of disability during any period of 365 consecutive calendar days. If the officer is unable to return to work after 12 weeks of disability, the Company, in the case of Messrs. Pearson, Wirth or Corless, or Katonah Debt Advisors, in the case of Messrs. Kratzman or Stack, may terminate his employment.

For purposes of the employment agreements with the executive officers named in the Summary Compensation Table, “cause” means (i) a repeated material failure to perform (other than by reason of disability), or gross negligence in the performance of, duties and responsibilities to the Company or any of its Affiliates which failure is not cured within thirty (30) days after written notice of such failure or negligence is delivered to the employee; (ii) a material breach of this agreement or any other agreement between the employee and the Company or any of its Affiliates which breach is not cured within thirty (30) days after written notice of such breach is delivered to the employee; or (iii) commission by the employee of a felony involving moral turpitude or fraud with respect to the Company or any of its Affiliates.

For purposes of the employment agreements with the executive officers named in the Summary Compensation Table, “good reason” means : (i) material diminution in the nature or scope of the employee’s responsibilities, duties or authority; (ii) failure by the Company to pay the minimum Bonus Compensation set forth in any year under the employee’s letter agreement if they have achieved the annual financial target referenced therein; or (iii) being required to relocate to a principal place of employment outside of the New York metropolitan area. In addition, a change in reporting relationships resulting from a Change in Control will constitute Good Reason and a termination of the employee’s employment by the employee for any reason during the 90-day period immediately following a Change in Control shall be deemed to be a termination for Good Reason.

With respect to Messrs. Kratzman and Stack, references to “Company” in the definitions above mean Katonah Debt Advisors.

The following table sets forth estimated payment obligations to each of the executive officers named in the Summary Compensation table, assuming a termination on December 31, 2009.

The information below constitutes forward-looking statements for purposes of the Private Litigation

Securities Reform Act of 1995

Name	Termination by Company Without Cause ($)(1)	Termination by Company for Cause ($)(2)	Change of Control ($)	Voluntary Termination ($)(3)	Disability ($)	Death ($)
Dayl W. Pearson
Severance Payment	400,000	—	850,000	—	400,000	400,000
Base Salary	—	—	—	—	—	—
Accrued and unpaid base salary	—	—	—	—	—	—
Accrued and unpaid bonus	450,000	—	450,000	—	450,000	450,000
Accrued and unused vacation time(4)	0-30,769	0-30,769	0-30,769	0-30,769	0-30,769	0-30,769
Insurance benefits(5)	21,782	—	21,782	—	21,782	21,782
TOTAL:	871,782-902,551	0-30,769	1,321,782-1,352,551	0-30,769	871,782-902,551	871,782-902,551

Michael I. Wirth
Severance Payment	325,000	—	700,000	—	325,000	325,000

Base Salary	—	—	—	—	—	—

Accrued and unpaid base salary	—	—	—	—	—	—

Accrued and unpaid bonus	375,000	—	375,000	—	375,000	375,000

Accrued and unused vacation time(4)	0-25,000	0-25,000	0-25,000	0-25,000	0-25,000	0-25,000

Insurance benefits(5)	21,782	—	21,782	—	21,782	21,782

TOTAL:	721,782-746,782	0-25,000	1,096,782-1,121,782	0-25,000	721,782-746,782	721,782-746,782

E.A. Kratzman

Severance Payment	400,000	—	1,250,000-,1,600,000	—	400,000	400,000

Base Salary	—	—	—	—	—	—

Accrued and unpaid base salary	—	—	—	—	—	—

Accrued and unpaid bonus	650,000-1,000,000	—	650,000-1,000,000	—	650,000-1,000,000	650,000-1,000,000

Accrued and unused vacation time(4)	0-30,769	0-30,769	0-30,769	0-30,769	0-30,769	0-30,769

Insurance benefits(5)	21,782	—	21,782	—	21,782	21,782

TOTAL:	1,071,782-1,452,551	0-30,769	1,921,782-2,652,551	0-30,769	1,071,782-1,452,551	1,071,782-1,452,551

R. Jon Corless

Severance Payment	250,000	—	450,000	—	250,000	250,000

Base Salary	—	—	—	—	—	—

Accrued and unpaid base salary	—	—	—	—	—

Accrued and unpaid bonus	200,000	—	200,000	—	200,000	200,000

Accrued and unused vacation time(4)	0-19,231	0-19,231	0-19,231	0-19,231	0-19,231	0-19,231

Insurance benefits(5)	17,160	—	—	—	7,920	—

TOTAL:	471,782-491,013	0-19,231	671,782-691,013	0-19,231	471,782-491,013	471,782-491,013

John M. Stack

Severance Payment	225,000	—	400,000	—	225,000	225,000

Base Salary	—	—	—	—	—	—

Accrued and unpaid base salary	—	—	—	—	—	—

Accrued and unpaid bonus	175,000	—	175,000	—	175,000	175,000

Accrued and unused vacation time(4)	0-17,308	0-17,308	0-17,308	0-17,308	0-17,308	0-17,308

Insurance benefits(5)	11,718	—	—	—	5,408	—

TOTAL:	421,782-439,090	0-17,308	596,782-614,090	0-17,308	421,782-439,090	421,782-439,090

(1)	Termination without cause or by the employee for good reason in the case of Messrs. Pearson, Wirth and Corless by the Company and, in the case of Messrs. Kratzman and Stack, by Katonah Debt Advisors. This column reflects payments to the employee for base salaries and health insurance premiums for the remaining term of their employment agreements. The Company, in the case of Messrs. Pearson, Wirth or Corless, or Katonah Debt Advisors, in the case of Mr. Kratzman and Stack, has the option of waiving the non-competition provisions in the applicable employment agreement at any point after six months from the date of termination and discontinuing such payments.

(2)	In the case of Messrs. Kratzman and Stack, by Katonah Debt Advisors.

(3)	Voluntary termination other than for good reason.

(4)	Accrued and unused vacation time is a range of minimum and maximum amounts payable, depending on the amount of vacation time used at the time of termination.

(5)	Insurance benefits are based on the December 2009 monthly payment for health and dental coverage.

Director Compensation in 2009

The following table sets forth a summary of the compensation earned by the Company’s directors (other than Mr. Pearson, who is also an executive officers named in the Summary Compensation Table and whose compensation is reflected in such table) in 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1) (2)	All Other Compensation ($)(3)	Total ($)
Independent Directors
Gary Cademartori	45,250	4,400	—	50,438
C. Michael Jacobi	38,000	4,400	—	43,188
Albert G. Pastino	48,750	4,400	—	53,938
C. Turney Stevens	38,500	4,400	—	43,688

Non-Independent Directors(4)
Christopher Lacovara	100,000	—	37,000	137,000
Samuel P. Frieder	—	—	750	750

(1)	As of December 31, 2009, such directors had the following aggregate option awards outstanding. Such directors had no awards of restricted stock outstanding as of that date.

Name	Option Awards Outstanding (#)
Gary Cademartori	2,500
C. Michael Jacobi	2,500
Albert G. Pastino	2,500
C. Turney Stevens	2,500
Christopher Lacovara	—
Samuel P. Frieder	—

The outstanding options awards consist of the unvested portion of the grant of an option to purchase 5,000 shares made to each of the Independent Directors on June 13, 2009. Of such option, 50% vested on the grant date and 50% will vest on the first anniversary of the grant date. The exercise price of such option is $4.93 per share and the option expires on the 10th anniversary of the grant date.

(2)	Amounts reflect the grant date fair value of stock options in accordance with ASC 718. Grant date fair value is based on a Binary Option Pricing Model (American, call option) for use in valuing stock options. Assumptions used in the calculation of these amounts are shown in Note 11, “Equity Incentive Plan—Stock Options,” to our audited financial statements included in this Annual Report on Form 10-K.

(3)	Consists of cash dividends on restricted stock received upon conversion of previously granted options. All of the shares of restricted stock held by Messrs. Lacovara and Frieder vested on July 1, 2009 and, accordingly, there were no such shares outstanding as of December 31, 2009.

(4)	Messrs. Lacovara and Frieder are not Independent Directors because they are officers of the Company.

Director Compensation Policy

As compensation for serving on the Board, each of the Independent Directors receives an annual fee of $27,000 (in December 2009, an increase of $2,000 was implemented effective January 1, 2009 for the year 2009 and subsequent years) and an additional $1,500 per Board meeting attended in person and $750 per Board meeting attended telephonically. Employee directors and Non-Independent Directors do not receive compensation for serving on the Board. Independent Directors who serve on Board committees receive cash compensation in addition to the compensation they receive for service on the Board. The chairperson of the Company’s Audit Committee receives an additional $10,000 per year, the chairperson of each other committee of the Board receives an additional $5,000 per year and all committee members receive an additional $500 for each committee meeting they attend. In addition, Mr. Lacovara is entitled to an annual amount of $100,000 as compensation for his duties as Chairman of the Board. The Company also reimburses its directors for their reasonable out-of-pocket expenses incurred in attending meetings of the Board.

Pursuant to the 2008 Non-Employee Director Plan, the Independent Directors may be issued options to purchase our common stock as a portion of their compensation for service on the Board in accordance with the terms of exemptive relief granted by the SEC in April 2008. A description of the 2008 Non-Employee Director Plan is provided under “—Equity Incentive Plans—2008 Non-Employee Director Plan” below.

Equity Incentive Plans

Amended and Restated 2006 Equity Incentive Plan

The 2006 Equity Incentive Plan was originally approved by the Board of Managers of Kohlberg Capital, LLC on November 27, 2006 and by the members of Kohlberg Capital, LLC on December 11, 2006, prior to the conversion of Kohlberg Capital, LLC into Kohlberg Capital Corporation. Effective June 13, 2008, the 2006 Equity Incentive Plan was amended and restated pursuant to a vote of the Company’s shareholders at the 2008 Annual Shareholder Meeting. Under the Amended and Restated 2006 Equity Incentive Plan, the Company may grant options to acquire shares and, to the extent permitted by exemptive or other relief that may be granted by the SEC or its staff, other share-based awards, including without limitation restricted shares and options to acquire restricted shares. There are 2,000,000 shares of common stock currently reserved for issuance under the Amended and Restated 2006 Equity Incentive Plan. As of May 5, 2010, 302,139 shares of restricted stock were outstanding, 125,333 shares of restricted stock had vested, 1,572,528 shares were available for future grants and no options were outstanding under the Amended and Restated 2006 Equity Incentive Plan.

In accordance with the terms of the Amended and Restated 2006 Equity Incentive Plan, the Board has authorized the Compensation Committee to administer the Amended and Restated 2006 Equity Incentive Plan, but has retained the authority to make grants. In accordance with the provisions of the Amended and Restated 2006 Equity Incentive Plan, the Compensation Committee will determine the terms of options and other awards, including:

•	the determination of which employees will be granted options, restricted stock and other awards;

•	the number of shares subject to options, shares of restricted stock and other awards;

•

the exercise price of each option, which may not be less than fair market value (or, if no fair market value exists at the time of issuance, the current NAV) of the shares subject to the award on the date of grant;

•	the schedule upon which options become exercisable or upon which a restricted stock award vests (including any performance criteria applicable to restricted stock awards);

•	the termination or cancellation provisions applicable to options and restricted stock awards;

•	the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and

•	all other terms and conditions upon which each award may be granted in accordance with the Amended and Restated 2006 Equity Incentive Plan.

No participant may receive awards of options for over 1,000,000 shares of common stock or over 500,000 shares of restricted stock in any year. The aggregate number of shares of restricted stock that may be issued under the Amended and Restated 2006 Equity Incentive Plan may not exceed 10% of the outstanding shares on June 13, 2008, the effective date of the Amended and Restated 2006 Equity Incentive Plan, plus 10% of the number of shares issued or delivered by the Company (other than pursuant to compensation plans) during the term of the Amended and Restated 2006 Equity Incentive Plan. No one person may be granted more than 25% of the shares of restricted stock reserved for issuance under the Amended and Restated 2006 Equity Incentive Plan. In addition, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 25% of the outstanding voting securities of the Company, except that if the amount of voting securities that would result from the exercise of all the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued by the Company, would exceed 15% of the outstanding voting securities of the Company, the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 20% of the outstanding voting securities of the Company.

The Board or any committee to which the Board delegates authority may, with the consent of any adversely affected Amended and Restated 2006 Equity Incentive Plan participants and to the extent permitted by law, reprice or otherwise amend outstanding awards consistent with the terms of the Amended and Restated 2006 Equity Incentive Plan. No share may be repriced other than in accordance with the 1940 Act and the applicable shareholder approval requirements of The Nasdaq Global Select Market.

In the case of a stock dividend, stock split, recapitalization or other similar change, the number and kind of shares subject to options, shares of restricted stock and other stock-based awards then outstanding or subsequently granted under the Amended and Restated 2006 Equity Incentive Plan, the exercise price of such awards, the maximum number of shares that may be delivered under the Amended and Restated 2006 Equity Incentive Plan, and other relevant provisions shall be appropriately adjusted by the Board. The Board may also adjust the number of shares subject to outstanding awards, the exercise price of outstanding awards, and the terms of outstanding awards to take into consideration material changes in accounting practices or principles, extraordinary dividends, consolidations or mergers, acquisitions or dispositions of securities or property (with the exception of those that qualify as “Covered Transaction,” in which case the Board may take any one or more of the actions described above under “—Potential Payments Upon Termination or Change of Control—Termination of Employment and Change of Control Arrangements—Change of Control Arrangements in the Company’s Amended and Restated 2006 Equity Incentive Plan”), or any other event if it is determined by the Board that such adjustment is appropriate to avoid distortion in the operation of the Amended and Restated 2006 Equity Incentive Plan. However, the exercise price of options granted under the Amended and Restated 2006 Equity Incentive Plan will not be adjusted unless the Company receives an exemptive order from the SEC or written confirmation from the SEC staff that the Company may do so.

2008 Non-Employee Director Plan

Effective June 13, 2008, the 2008 Non-Employee Director Plan was adopted by the Board and was approved by a vote of the Company’s shareholders at the 2008 Annual Shareholder Meeting. Under the 2008 Non-Employee Director Plan, the Company may grant options to acquire shares of the Company’s common stock. There are 75,000 shares of common stock currently reserved for issuance under the 2008 Non-Employee Director Plan. As of May 5, 2010, 40,000 shares were subject to outstanding options and options to acquire 35,000 shares were available for future grants under the 2008 Non-Employee Director Plan.

Under the 2008 Non-Employee Director Plan, the Company’s non-employee directors automatically receive options to purchase 5,000 shares of common stock on the date of each annual meeting of shareholders during the term of the plan. The options immediately vest as to one-half of the option grant and as to the remaining one-half of the option grant on the earlier of (i) the first anniversary of such grant, or (ii) the date immediately preceding the next annual meeting of shareholders, so that vesting for one hundred percent (100%) of the option grant occur one year after the date of grant so long as the non-employee director remains in service on such date. In addition, a non-employee director who is appointed to serve on the Board outside of the annual election cycle shall automatically be granted a pro rata portion of the option grant on the date of such appointment to the Board (i.e., such non-employee director will receive a grant of options for a number of shares equal to the product of (x) the number of full months remaining until the next annual meeting of shareholders divided by twelve and (y) 5,000). One-half of such pro rata grant vests immediately and the remaining one-half of such pro rata grant vests on the earlier of (i) the first anniversary of the preceding annual meeting of shareholders, or (ii) the date immediately preceding the next annual meeting of shareholders. The exercise price of an option may not be less than the current market value of, or if no such market value exists, the current NAV of, the shares as determined in good faith by the Board on the date of grant.

In accordance with the terms of the 2008 Non-Employee Director Plan, the Board has authorized the Compensation Committee to administer the 2008 Non-Employee Director Plan, but has retained the authority to make grants. In accordance with the provisions of the 2008 Non-Employee Director Plan, the Compensation Committee will determine the terms of option awards, including:

•	the determination of which directors will be granted options, restricted stock and other awards;

•	the number of shares subject to options;

•

the exercise price of each option, which may not be less than fair market value (or, if no fair market value exists at the time of issuance, the current NAV) of the shares subject to the award on the date of grant;

•	the schedule upon which options become exercisable;

•	the termination or cancellation provisions applicable to options; and

•	all other terms and conditions upon which each option award may be granted in accordance with the 2008 Non-Employee Director Plan.

Unless the Board expressly provides otherwise, immediately upon the cessation of the director’s service, all options to the extent not already vested terminate and all awards requiring exercise cease to be exercisable and terminate, except that:

•	When the director’s services are ceased for Cause (as defined below), all options, vested and unvested, immediately terminate;

•

For vested options held by the director immediately prior to his or her death, to the extent then exercisable, the options remain exercisable for the lesser of a period of 180 days following the director’s death or the period ending on the latest date on which those options could have been exercised had there been no cessation of services; and

•

In all other cases, all vested options held by the director immediately prior to the cessation of his or her services, to the extent then exercisable, remain exercisable for the lesser of a period of 90 days or the period ending on the latest date on which that option could have been exercised had there been no cessation of services.

Under the 2008 Non-Employee Director Plan, “Cause” means (i) commission of a felony or of a crime involving moral turpitude, (ii) gross dereliction of duty or (iii) any breach of duty that is materially injurious to the business or reputation of the Company.

The Board may provide in the case of any option award for post-termination exercise provisions different from those set forth above, including, without limitation, terms allowing a later exercise by a former director (or, in the case of a former director who is deceased, the person or persons to whom the award is transferred by will or the laws of descent and distribution) as to all or any portion of the option award not exercisable immediately prior to termination of service, but in no case may an award be exercised after the latest date on which it could have been exercised had there been no cessation of services.

The 2008 Non-Employee Director Plan has provisions relating to repricing or other amendments of outstanding awards, stock dividends, stock splits, recapitalizations or other similar changes, and “Covered Transactions” analogous to those described under “—Amended and Restated 2006 Equity Incentive Plan” above.

Equity Compensation Plan Information

During the year ended December 31, 2009, the Company did not grant any options to purchase shares of common stock under the Amended and Restated 2006 Equity Incentive Plan to its employees, but granted options to purchase 20,000 shares of common stock under the 2008 Non-Employee Director Plan to its Independent Directors, with an exercise price per share of $4.93, a 10-year exercise period, a risk-free rate of 4.3% and a volatility rate of 41%. Of such options, 50% vested on the grant date and 50% will vest on the first anniversary of the grant date.

During the year ended December 31, 2009, the Company did not grant any options to purchase shares of common stock and no options were outstanding during the year under the Amended and Restated 2006 Equity Incentive Plan. As of December 31, 2009, options to purchase a total of 40,000 shares (of which 30,000 shares were subject to exercisable options) were outstanding under the 2008 Non-Employee Director Plan and 302,139 shares of restricted stock were unvested and outstanding under the Amended and Restated 2006 Equity Incentive Plan. The options have an estimated remaining contractual life of two years and four months.

During the year ended December 31, 2009, the weighted average grant date fair value per share for options granted during the period was $0.90 and no options were forfeited during the period.

The following table summarizes certain information regarding the Amended and Restated 2006 Equity Incentive Plan and the 2008 Non-Employee Director Plan as of December 31, 2009:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	40,000	$8.45	1,607,528	(2) (3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	40,000	8.45	1,607,528

(1)	The Company’s Amended and Restated 2006 Equity Incentive Plan and 2008 Non-Employee Director Plan.

(2)	Subject to the following additional limitations: The aggregate number of shares of restricted stock that may be issued under the Amended and Restated 2006 Equity Incentive Plan may not exceed 10% of the outstanding shares on June 13, 2008, the effective date of the Amended and Restated 2006 Equity Incentive Plan, plus 10% of the number of shares issued or delivered by the Company (other than pursuant to compensation plans) during the term of the Amended and Restated 2006 Equity Incentive Plan. No one person may be granted more than 25% of the shares of restricted stock reserved for issuance under the Amended and Restated 2006 Equity Incentive Plan. In addition, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 25% of the outstanding voting securities of the Company, except that if the amount of voting securities that would result from the exercise of all the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued by the Company, would exceed 15% of the outstanding voting securities of the Company, the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 20% of the outstanding voting securities of the Company.

(3)	The 1,572,528 shares issuable under the Company’s Amended and Restated 2006 Equity Incentive Plan may be issued in the form of options, restricted stock or other stock-based awards. The 35,000 shares issuable under the Company’s 2008 Non-Employee Director Plan may be issued in the form of options.

Narrative Disclosure of Kohlberg Capital’s Compensation Policies and Practices as They Relate to Risk Management

In accordance with the applicable disclosure requirements, to the extent that risks may arise from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company, the Company is required to discuss those policies and practices for compensating the employees of the Company (including employees that are not executive officers named in the Summary Compensation Table) as they relate to the Company’s risk management practices and the possibility of incentivizing risk-taking.

The Compensation Committee has evaluated the policies and practices of compensating the Company’s employees in light of the relevant factors, including the following:

•	the financial performance targets of the Company’s annual cash incentive program are the budgeted objectives that are reviewed and approved by the Board and/or the Compensation Committee;

•	bonus payouts are not based solely on corporate performance, but also require achievement of individual performance objectives;

•	bonus awards generally are not contractual entitlements, but are reviewed by the Compensation Committee and/or the Board and can be modified at their discretion;

•

the financial opportunity in the Company’s long-term incentive program is best realized through long-term appreciation of the Company’s stock price, which mitigates excessive short-term risk-taking; and

•

the allocation of compensation between cash and equity awards and the focus on stock-based compensation, including options and restricted stock awards generally vesting over a period of years, thereby mitigating against short-term risk taking.

Based on such evaluation, the Compensation Committee has determined that the Company’s policies and practices are not reasonably likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No person is deemed to control Kohlberg Capital, as such term is defined in the 1940 Act.

The following table sets forth, as of May 5, 2010, information with respect to the beneficial ownership of the Company’s common stock by:

•	each person known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock;

•	each of the Company’s directors and each named executive officer; and

•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options that are currently exercisable or exercisable within 60 days of May 5, 2010 are deemed to be outstanding and beneficially owned by the person holding such options. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 22,549,235 shares of common stock outstanding at May 5, 2010.

Unless otherwise indicated, to Kohlberg Capital’s knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by spouses under applicable law, and maintains an address of c/o Kohlberg Capital Corporation, 295 Madison Avenue, 6th Floor, New York, New York 10017.

Name and Address	Number of Shares	Percentage of Class	Dollar Range of Equity Securities(1)

Principal Stockholders:

Franklin Resources, Inc.(2) One Franklin Parkway, San Mateo, California 94403-1906	1,323,631	5.9%

T. Rowe Price Associates, Inc.(3) 100 E. Pratt Street, Baltimore, Maryland 21202	1,561,151	6.9%

James A. Kohlberg(4) c/o Kohlberg & Co., L.L.C. 258 High Street, Suite 100 Palo Alto, CA 94301	2,080,427	9.2%

Name and Address	Number of Shares	Percentage of Class	Dollar Range of Equity Securities(1)

Directors and Executive Officers:

Independent Directors

C. Michael Jacobi(5)	24,167	*	>$100,000

Albert G. Pastino(5)	13,272	*	$50,001 – $100,000

C. Turney Stevens(5)	11,500	*	$50,001 – $100,000

Gary Cademartori(5)	12,413	*	$50,001 – $100,000

Non-Independent Directors(6)

Christopher Lacovara(7)	577,134	2.6%	>$100,000

Dayl W. Pearson(8)	99,919	*	>$100,000

Samuel P. Frieder(7) (8)	493,134	2.2%	>$100,000

Executive Officers

E.A. Kratzman(8) (9)	186,250	*	>$100,000

Michael I. Wirth(8) (10)	61,684	*	>$100,000

R. Jon Corless(8)	40,664	*	>$100,000

John M. Stack(8)	12,135	*	$50,001 – $100,000

Directors and Executive Officers as a Group (11 persons)	1,532,272	6.8%	>$100,000

*	Less than 1%.

(1)	Based on the closing price of the Company’s common stock on May 5, 2010.

(2)	The information regarding Franklin Resources, Inc. is based solely on information included in Amendment No. 2 to Schedule 13G filed by Franklin Resources, Inc. with the SEC on January 27, 2010. Franklin Resources, Inc. reported that each of Charles B. Johnson and Rupert H. Johnson, Jr. owns in excess of 10% of its outstanding common stock and that Franklin Advisory Services, LLC and Franklin Templeton Portfolio Advisors, Inc. have the sole power to vote or to direct the vote of, and the sole power to dispose or to direct the disposition of, 653,665 and 669,966 shares of our common stock, respectively.

(3)	The information regarding T. Rowe Price Associates, Inc. is based solely on information included in Amendment No. 3 to Schedule 13G filed by T. Rowe Price Associates, Inc. with the SEC on February 12, 2010. T. Rowe Price Associates, Inc. indicated that it has sole dispositive power as to 1,561,151 shares of our common stock and has sole voting power as to 895,984 of those shares.

(4)	Includes 1,258,000 shares of common stock held by the KKAT Entities as follows: 300,000 shares of common stock held by KKAT Acquisition Company III, LLC, 210,000 shares of common stock held by KKAT Acquisition Company IV, LLC, 221,333 shares of common stock held by KKAT Acquisition Company V, LLC, 300,000 shares of common stock held by KKAT Acquisition Company VII, LLC and 226,667 shares of common stock held by KKAT Acquisition Company VIII, LLC, as to which Mr. Kohlberg has both voting and dispositive power. Mr. Kohlberg disclaims beneficial ownership of the shares held by KKAT Acquisition Company III, LLC, KKAT Acquisition Company IV, LLC, KKAT Acquisition Company V, LLC, KKAT Acquisition Company VII, LLC and KKAT Acquisition Company VIII, LLC (collectively, the “KKAT Entities”), except to the extent of his pecuniary interest therein. Excludes shares of our common stock owned by KAT Associates, LLC. Mr. Kohlberg is a beneficiary under certain trusts that are members of KAT Associates, LLC and, as such, may have a pecuniary interest in a portion of such shares.

(5)	Includes 2,500 shares of common stock issuable pursuant to options granted under the 2008 Non-Employee Director Plan that are exercisable within 60 days of April 30, 2010 to each of Messrs. Jacobi, Pastino, Stevens and Cademartori.

(6)	Messrs. Lacovara, Pearson and Frieder are not Independent Directors because they are officers of the Company.

(7)	Excludes shares of common stock held by the KKAT Entities. Messrs. Lacovara and Frieder are members of the KKAT Entities and therefore may have a pecuniary interest in certain of the shares held by the KKAT Entities. Messrs. Lacovara and Frieder disclaim beneficial ownership of the shares held by the KKAT Entities except to the extent of their respective pecuniary interests therein.

(8)	Includes 75,104, 141,660, 36,708, 13,333 and 6,667 remaining unvested shares of restricted stock granted under the Amended and Restated 2006 Equity Incentive Plan to Messrs. Pearson, Kratzman, Wirth, Corless and Stack, respectively. The remaining unvested shares of restricted stock granted to Mr. Pearson will vest, with respect to 41,771 shares, in two equal installments on each of the third and fourth anniversaries of July 1, 2008, the grant date, and, with respect to 33,000 shares, in two equal installments on each of the second and third anniversaries of such grant date. The remaining unvested shares of restricted stock granted to Mr. Kratzman will vest, with respect to 41,771 shares, in two equal installments on each of the third and fourth anniversaries of July 1, 2008, the grant date; with respect to 15,000 shares, in full on the second anniversary of such grant date; and, with respect to 84,889 shares, in two equal installments on each of the third and fourth anniversaries of August 5, 2009, the grant date. The remaining unvested shares of restricted stock granted to Mr. Wirth will vest, with respect to 16,708 shares, in two equal installments on each of the third and fourth anniversaries of July 1, 2008, the grant date, and, with respect to 20,000 shares, in two equal installments on each of the second and third anniversaries of such grant date. The remaining unvested shares of restricted stock granted to Messrs. Corless and Stack will vest in two equal installments on each of the second and third anniversaries of July 1, 2008, the grant date.

(9)	Includes 2,099 shares of common stock held by Mr. Kratzman’s children, who are minors and share the same household with Mr. Kratzman. Also includes 2,490 shares of common stock held by the E.A. Kratzman Marital Trust, of which Mr. Kratzman is trustee and a beneficiary.

(10)	Includes 406 shares of common stock held by Mr. Wirth, as custodian for his son and daughter under the UGMA, and 1,491 shares of common stock held by Mr. Wirth’s wife, for which Mr. Wirth disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2009, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Board or the Board. No current or past executive officers or employees of the Company or its subsidiaries serve on the Compensation Committee of the Board. During 2009, the following directors served on the Compensation Committee of the Company’s Board: Gary Cademartori (Chair) and C. Turney Stevens.

TRANSACTIONS WITH RELATED PERSONS

Kohlberg Capital has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a BDC, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. The affiliates with which the Company may be prohibited from transacting include its officers, directors and employees and any person controlling or under common control with the Company.

In the ordinary course of business, Kohlberg Capital enters into transactions with portfolio companies that may be considered related party transactions. We have implemented certain procedures, both written and unwritten, to ensure that we do not engage in any prohibited transactions with any persons affiliated with us. If such affiliations are found to exist, we seek Board and/or committee review and approval or exemptive relief for such transactions, as appropriate.

In addition, the Company adopted and maintains a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements and applicable law. A copy of the code of ethics is available on the Corporate Governance section of the Company’s website at www.kohlbergcap.com.

Item 14.	Principal Accounting Fees and Services

In 2009, the Audit Committee and the Independent Directors selected Deloitte as the independent registered public accountant of the Company for the 2009 year. On December 10, 2009, the Company was advised by Deloitte that (i) the audit report issued by Deloitte accompanying the Company’s financial statements for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K for such year and (ii) Deloitte’s completed interim reviews of the Company’s financial statements for the interim periods ended March 31, 2009 and June 30, 2009 in the Company’s Quarterly Reports on Form 10-Q for those respective periods should no longer be relied upon because Deloitte had changed its position with respect to the appropriateness of the methodology and procedures used by the Company under Fair Value Measurements and Disclosures to value the Company’s investments as of the end of each of those periods and, as a result, Deloitte believed based upon such changed position and the additional information provided to Deloitte by the Company following Deloitte’s internal inspection process, that such financial statements contained material misstatements with respect to the value of the Company’s investments included therein.

On January 12, 2010, the Company dismissed Deloitte as its registered public accounting firm. The Company took this action after discussions with the staff of the SEC regarding the provisions in the 1940 Act relating to the selection and termination of a business development company’s independent public accountants and the attendant circumstances, including the fact that on January 5, 2010, Deloitte informed the Company that, as a result of and in response to a communication from the Company on January 4, 2010, Deloitte had concluded that it was not currently independent with respect to the Company. On January 27, 2010, the Company engaged Grant Thornton LLP as its independent registered public accounting firm to audit our December 31, 2007 annual financial statements, as well as the Company’s December 31, 2009 and 2008 annual financial statements and to review all quarterly financial statements in these two years and in subsequent periods.

With the engagement of Grant Thornton as the Company’s independent registered public accounting firm, it became the Company’s principal accountant. The aggregate fees to be paid to Grant Thornton for the Company’s December 31, 2009 and 2008 annual financial statements are set out in the table below.

	2009	2008
Audit Fees(1)	$521,805	$476,805
Audit-Related Fees(2)	—	—
Tax Fees(3)	16,500	—
All Other Fees	—	—

Aggregate Non-Audit Fees(4)	$16,500	$—

Total Fees	$538,305	$476,805

(1)	Audit fees represent fees and expenses for the annual audit, including the audit of the Company’s annual financial statements, quarterly reviews, comfort letters, statutory and regulatory filings, and consents related to stock issuances.

(2)	Audit-related fees represent services such as consultations, due diligence and attest services not required by statue or regulation.

(3)	Tax fees represent services in conjunction with preparation of the Company’s tax return.

(4)	Aggregate non-audit fees comprise audit-related fees, tax fees and all other fees.

The Company’s engagement letter with Grant Thornton provides for estimated fees of $450,000 for the 2008 audit and quarterly reviews and $495,000 for the 2009 audit and quarterly reviews, plus in each case out-of-pocket expenses. The Company engaged Grant Thornton on January 27, 2010 and, accordingly, no fees were paid to Grant Thornton in 2009.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by its independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by its independent registered public accounting firm in order to assure that the provision of such service does not impair the firm’s independence. No audit-related, tax, or other non-audit services were approved by the Audit Committee pursuant to the de minimis exception to the pre-approval requirement under Rule 2-01(c)(7)(i)(C) of Regulation S-X during the year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of Kohlberg Capital Corporation (the “Company” or the “Registrant”) are filed herewith:

2. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”).(1)

3.2	Form of Bylaws of the Company.(2)

4.1	Specimen Certificate of the Company’s common stock, par value $0.01 per share.(1)

4.2	Form of Registration Rights Agreement.(3)

4.3	Form of Dividend Reinvestment Plan.(3)

10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(11) *

10.2	Form of Company Non-Qualified Stock Option Certificate.(3) *

10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.(3)

10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, LLC.(1)

10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, LLC.(3)

10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(5) *

10.7	Form of Employment Agreement between the Company and Michael I. Wirth.(6) *

10.8	Form of Employment Agreement between the Company and R. Jon Corless.(7) *

10.9	Form of Employment Agreement between the Company and E.A. Kratzman.(4) *

10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.(8) *

10.11	Form of Employment Agreement between Katonah Debt Advisors and John M. Stack.*

10.12	Form of Indemnification Agreement for Officers and Directors of the Company.(9)

Exhibit Number	Description

10.13	Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee.(10)

10.14	Execution Copy of First Amendment to Loan Funding and Servicing Agreement, dated as of May 30, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(11)

10.15	Execution Copy of Second Amendment to Loan Funding and Servicing Agreement, dated as of October 1, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(11)

10.16	Execution Copy of Third Amendment to Loan Funding and Servicing Agreement, dated as of November 21, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(13)

10.17	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company.(12)

10.18	Form of 2006 Amended and Restated Equity Incentive Plan.(14) *

10.19	Form of 2008 Non-Employee Director Plan.(15) *

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

(2)	Incorporated by reference to the exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).

(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).

(4)	Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).

(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on August 10, 2009 (File No. 814-00735).

(6)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, as filed on August 10, 2009 (File No. 814-00735).

(7)	Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, as filed on August 10, 2009 (File No. 814-00735).

(8)	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, as filed on August 10, 2009 (File No. 814-00735).

(9)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).

(10)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).

(11)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).

(12)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).

(13)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).

(14)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).

(15)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on June 30, 2008 (File No. 333-151268).

*	Indicates a management contract or compensatory plan, contract or arrangement.

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

Signature	Title	Date

/s/ DAYL W. PEARSON Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	May 28, 2010

/s/ MICHAEL I. WIRTH Michael I. Wirth	Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer (principal financial and accounting officer)	May 28, 2010

/s/ CHRISTOPHER LACOVARA Christopher Lacovara	Member of the Board of Directors	May 28, 2010

/s/ SAMUEL P. FRIEDER Samuel P. Frieder	Member of the Board of Directors	May 28, 2010

/s/ GARY CADEMARTORI Gary Cademartori	Member of the Board of Directors	May 28, 2010

/s/ C. MICHAEL JACOBI C. Michael Jacobi	Member of the Board of Directors	May 28, 2010

/s/ ALBERT G. PASTINO Albert G. Pastino	Member of the Board of Directors	May 28, 2010

C. Turney Stevens, Jr.	Member of the Board of Directors	May 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Kohlberg Capital Corporation

We have audited the accompanying balance sheets, including the schedules of investments, of Kohlberg Capital Corporation and subsidiary (the “Company”) (a Delaware Corporation) as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows and the financial highlights for each of the three years in the period ended December 31, 2009. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial highlights based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2009 and 2008. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kohlberg Capital Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations, changes in their net assets and their cash flows and financial highlights for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the company changed its method of accounting for the fair value of its portfolio investments on January 1, 2008 due to the adoption of new accounting guidance related to fair value measurements.

As discussed in Note 14 to the financial statements, the Company has restated the accompanying 2008 financial statements.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 28, 2010 disclaimed an opinion on the effectiveness of the Company’s internal control over financial reporting because of a scope limitation.

/s/ GRANT THORNTON LLP

New York, New York

May 28, 2010

REPORT OF INDEPENDENT OF REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Kohlberg Capital Corporation

We were engaged to audit Kohlberg Capital Corporation’s and subsidiary’s (the “Company”) (a Delaware Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kohlberg Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.

As described in the Item 9A.—Controls and Procedures: (i) we were engaged after December 31, 2009; and (ii) changes in the Company’s internal controls over financial reporting in place at December 31, 2009 were made subsequent to December 31, 2009. Accordingly, we were unable to perform auditing procedures necessary to form an opinion on the Company’s internal control over financial reporting as of December 31, 2009.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented, or detected and corrected on a timely basis. If one or more material weaknesses exist, a company’s internal control over financial reporting cannot be considered effective. The following material weaknesses have been identified and included in management’s assessment.

The Company did not maintain effective controls over the accounting for the fair value of its illiquid investments and revenue recognition for certain non-cash payment in-kind (PIK) investments. Specifically, the Company’s internal control over financial reporting was not properly designed to implement an appropriate valuation methodology and procedures to value the Company’s illiquid investments consistent with the requirements of Fair Value Measurements and Disclosures as required by GAAP because the Company’s prior valuation procedures did not adequately take into account certain market inputs and other data as well as the impact of broader market activity on the fair value of the Company’s illiquid investments. In addition, the Company did not properly account for the income on certain non-cash PIK investments. The control deficiency relating to the fair value of the Company’s illiquid investments resulted in a material misstatement in their fair value and resulted in the restatement of the Company’s financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. The control deficiency relating to revenue recognition for certain non-cash PIK investments resulted in the material misstatement of interest income and resulted in the restatement of the Company’s financial statements for the quarterly periods ended March 31, 2009 and June 30, 2009. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

The Company did not maintain effective controls over its independent review of the fair value model valuation process. Specifically, the Company did not independently review (i) the appropriateness of the inputs and assumptions used in the model to produce the Company’s financial statements; and (ii) the accuracy and consistency of the calculations of the outputs used from the model to produce the Company’s financial statements. Because of this control deficiency, there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented, or detected and corrected on a timely basis. Accordingly, management has concluded that this control deficiency constitutes a material weakness

Because of the limitation on the scope of our audit described in the second paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of The Company’s internal control over financial reporting.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of the Company, including the schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows and the financial highlights for each of the three years in the period ended December 31, 2009, and have issued our report dated May 28, 2010 that expressed an unqualified opinion on those statements and included an explanatory paragraph relating to the restatement of the Company’s 2008 financial statements and the change in the Company’s method of accounting for fair value of its portfolio investments on January 1, 2008 due to the adoption of new accounting guidance related to fair value measurements.

/s/ GRANT THORNTON LLP

New York, New York

May 28, 2010

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of December 31, 2009	As of December 31, 2008
		(as restated)
ASSETS
Investments at fair value:
Time deposits (cost: 2009 - $126; 2008 - $12,185,996)	$126	$12,185,996
Money market account (cost: 2009 - $00; 2008 - $10)	—	10
Debt securities (cost: 2009 - $342,056,023; 2008 - $423,859,086)	297,356,529	353,859,007
CLO fund securities managed by non-affiliates (cost: 2009 - $15,685,858; 2008 - $15,590,951)	4,021,000	4,400,000
CLO fund securities managed by affiliate (cost: 2009 - $52,509,191; 2008 - $50,785,644)	44,950,000	30,240,000
Equity securities (cost: 2009 - $12,365,603; 2008 - $5,256,659)	4,713,246	5,089,365
Asset manager affiliates (cost: 2009 - $40,751,511; 2008 - $38,948,271)	58,064,720	54,734,812

Total Investments at fair value	409,105,621	460,509,190
Cash	4,140,408	251,412
Restricted cash	18,696,023	2,119,991
Interest and dividends receivable	3,836,031	4,168,599
Receivable for open trades	2,953,500	—
Due from affiliates	44,274	390,590
Other assets	640,200	1,716,447

Total assets	$439,416,057	$469,156,229

LIABILITIES
Borrowings	$218,050,363	$261,691,148
Payable for open trades	—	1,955,000
Accounts payable and accrued expenses	3,057,742	3,064,403
Dividend payable	4,412,228	5,879,660

Total liabilities	$225,520,333	$272,590,211

Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,363,281 and 21,776,519 common shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	$220,611	$214,369
Capital in excess of par value	283,074,233	280,284,330
Accumulated undistributed net investment income	1,326,380	2,865,434
Accumulated net realized losses	(16,462,808)	(680,687)
Net unrealized depreciation on investments	(54,262,692)	(86,117,428)

Total stockholders’ equity	$213,895,724	$196,566,018

Total liabilities and stockholders’ equity	$439,416,057	$469,156,229

NET ASSET VALUE PER COMMON SHARE	$9.56	$9.03

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
		(as restated)
Investment Income:
Interest from investments in debt securities	$24,157,213	$33,386,213	$29,606,231
Interest from cash and time deposits	17,956	251,287	552,509
Dividends from investments in CLO fund securities managed by non-affiliates	1,296,349	5,946,736	4,528,021
Dividends from investments in CLO fund securities managed by affiliate	8,025,695	6,624,742	2,532,952
Dividends from affiliate asset manager	—	1,350,000	500,000
Capital structuring service fees	399,338	1,653,232	759,301

Total investment income	33,896,551	49,212,210	38,479,014

Expenses:
Interest and amortization of debt issuance costs	9,276,563	10,925,624	7,229,597
Compensation	3,222,604	3,940,638	4,104,761
Professional fees	1,691,832	1,992,142	2,887,515
Insurance	359,062	286,456	174,647
Administrative and other	990,835	1,361,433	1,323,545

Total expenses	15,540,896	18,506,293	15,720,065

Net Investment Income before Income Tax Expense	18,355,655	30,705,917	22,758,949
Excise taxes	(25,000)	—	—

Net Investment Income	18,330,655	30,705,917	22,758,949
Realized And Unrealized Gains (Losses) On Investments:
Net realized gain (loss) from investment transactions	(15,782,121)	(575,179)	266,317
Net change in unrealized appreciation (depreciation) on:
Debt securities	25,300,586	(57,514,397)	(12,485,682)
Equity securities	(7,485,064)	124,406	(291,700)
CLO fund securities managed by affiliate	12,986,453	(20,989,960)	444,316
CLO fund securities managed by non-affiliates	(473,907)	(5,705,371)	(5,485,580)
Affiliate asset manager investments	1,526,668	(9,328,824)	20,935,365

Net realized and unrealized appreciation (depreciation) on investments	16,072,615	(93,989,325)	3,383,036

Net Increase (Decrease) In Net Assets Resulting From Operations	$34,403,270	$(63,283,408)	$26,141,985

Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share—Basic and Diluted	$1.56	$(3.09)	$1.45
Net Investment Income Per Common Share—Basic and Diluted	$0.83	$1.50	$1.27
Net Investment Income and Net Realized Gains (Losses) Per Common Share—Basic and Diluted	$0.12	$1.47	$1.28
Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	22,105,800	20,455,322	17,977,348

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2009	2008	2007
		(as restated)
Operations:
Net investment income	$18,330,655	$30,705,917	$22,758,949
Net realized gain (loss) from investment transactions	(15,782,121)	(575,179)	266,317
Net change in unrealized gain (loss) on investments	31,854,736	(93,414,146)	3,116,719

Net increase (decrease) in net assets resulting from operations	34,403,270	(63,283,408)	26,141,985

Shareholder distributions:
Dividends from net investment income to common stockholders	(18,330,654)	(29,377,019)	(22,758,949)
Dividends from net investment income to restricted stockholders	(125,053)	(246,626)	—
Common Stock Dividends in excess of net investment income	(1,747,018)	—	(2,151,346)
Common Stock Distributions from realized gains	—	—	(267,394)

Net decrease in net assets resulting from stockholder distributions	(20,202,725)	(29,623,645)	(25,177,689)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	2,218,818	2,591,296	1,103,245
Rights offering	—	26,925,214	—
Vesting of restricted stock	1,223	30	—
Stock based compensation	909,120	888,367	600,200

Net increase in net assets resulting from capital share transactions	3,129,161	30,404,907	1,703,445

Net assets at beginning of period	196,566,018	259,068,164	256,400,423

Net assets at end of period (including accumulated undistributed net investment income of $1,326,380 and $2,865,434 in 2009 and 2008, respectively and accumulated distributions in excess of net investment income of $1,661,884 in 2007)	$213,895,724	$196,566,018	$259,068,164

Net asset value per common share	$9.56	$9.03	$14.38
Common shares outstanding at end of period	22,363,281	21,776,519	17,946,333

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(as restated)
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$34,403,270	$(63,283,408)	$26,141,985
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations:
Net realized loss (gain) on investment transactions	15,782,121	575,179	(266,317)
Net unrealized loss (gain) on investments	(31,854,736)	93,414,146	(3,116,719)
Net accretion of discount on securities	(1,706,928)	(2,173,290)	(677,112)
Amortization of debt issuance cost	824,695	522,016	319,093
Purchases of investments	(13,581,354)	(108,769,126)	(360,579,378)
Capital contribution to affiliate asset manager	(3,600,016)	—	—
Payment-in-kind interest	(3,801)	(1,680,247)	(502,482)
Proceeds from sale and redemption of investments	81,459,787	75,181,093	106,944,232
Stock based compensation expense	909,121	888,367	600,200
Changes in operating assets and liabilities:
Decrease (increase) in interest and dividends receivable	332,567	1,424,039	(4,990,552)
Decrease (increase) in other assets	251,550	255,501	(371,842)
Decrease (increase) in due from affiliate	346,315	150,184	(540,773)
Increase (decrease) in due to affiliates	—	—	(87,832)
Increase (decrease) in accounts payable and accrued expenses	(6,661)	(3,077,489)	4,437,344

Net cash provided by (used in) operating activities	83,555,930	(6,573,035)	(232,690,153)

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	1,223	26,925,244	—
Dividends paid in cash	(19,451,339)	(28,179,592)	(17,047,541)
Proceeds from issuance of debt (net of offering costs)	—	50,000,000	255,000,000
Cash paid on repayment of debt	(43,640,786)	(43,308,852)	—
Debt issuance costs	—	—	(2,284,325)
Increase in restricted cash	(16,576,032)	(701,123)	(1,418,868)

Net cash (used in) provided by financing activities	(79,666,934)	4,735,677	234,249,266

CHANGE IN CASH	3,888,996	(1,837,358)	1,559,113
CASH, BEGINNING OF PERIOD	251,412	2,088,770	529,657

CASH, END OF PERIOD	$4,140,408	$251,412	$2,088,770

Supplemental Information:
Interest paid during the period	$8,297,586	$10,821,650	$5,474,198
Non-cash dividends paid during the period under dividend reinvestment plan	$2,218,818	$2,591,296	$1,103,245

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2009

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.	Senior Secured Loan—Revolving Loan 5.0%, Due 6/13	$640,000	$634,264	$637,440
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.[6]	Senior Secured Loan—Deferred Draw Term Loan (First Lien) 3.0%, Due 6/13	323,595	323,595	322,301
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.[6]	Junior Secured Loan—Second Lien Term Loan Note 6.2%, Due 6/14	5,000,000	5,000,000	5,000,000
Home and Office Furnishings, Housewares, and Durable Consumer Products

Advanced Lighting Technologies, Inc.[6]	Senior Secured Loan—Term Loan (First Lien) 3.0%, Due 6/13	1,580,565	1,580,565	1,574,242
Home and Office Furnishings, Housewares, and Durable Consumer Products

Aero Products International, Inc.[6]	Senior Secured Loan—Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	1,721,445
Personal and Non Durable Consumer Products (Mfg. Only)

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan—Delayed Draw Term Loan 6.8%, Due 3/13	412,667	412,667	412,667

Aerostructures Acquisition LLC[6]	Senior Secured Loan—Term Loan 6.8%, Due 3/13	5,219,471	5,219,471	5,219,471
Aerospace and Defense

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan—Tranche B Term Loan 2.3%, Due 4/13	1,832,209	1,831,354	1,799,230

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Delayed Draw Term Loan 3.2%, Due 5/13	425,866	421,983	389,241

AGS LLC[6]	Senior Secured Loan—Initial Term Loan 3.2%, Due 5/13	3,043,896	3,016,145	2,782,121
Hotels, Motels, Inns, and Gaming

AmerCable Incorporated[6]	Senior Secured Loan—Initial Term Loan 3.8%, Due 6/14	5,840,213	5,840,213	5,606,605
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Astoria Generating Company Acquisitions, L.L.C.[6]	Junior Secured Loan—Term C 4.0%, Due 8/13	4,000,000	4,031,898	3,800,000
Utilities

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan—Term Loan 4.6%, Due 3/14	$1,681,287	$1,688,586	$1,681,287

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Tranche A Term Loan (First Lien) 4.5%, Due 12/12	4,017,152	3,993,498	4,017,152

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan—Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,981,723	3,924,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan—Second Lien Term Loan 5.7%, Due 2/14	4,000,000	3,970,688	4,000,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 6.5%, Due 7/13	2,418,750	2,441,936	1,777,781

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan—Term Loan (First Lien) 4.2%, Due 7/12	1,870,497	1,876,933	1,509,491

Bicent Power LLC[6] Utilities	Junior Secured Loan—Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	3,528,000

BP Metals, LLC (fka Constellation Enterprises)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Term Loan 10.0%, Due 6/13	4,383,929	4,383,929	4,383,929

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 8.5%, Due 8/13	2,741,832	2,711,990	2,741,832

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan—Term Loan 2.5%, Due 3/13	1,676,743	1,672,195	1,653,269

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Initial Term Loan	7,693,290	7,709,678	7,654,824
	3.2%, Due 9/12

CEI Holdings, Inc. (Cosmetic Essence)[6,9] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 8.1%, Due 3/13	1,454,368	1,407,135	780,116

Charlie Acquisition Corp.[9] Personal, Food and Miscellaneous Services	Mezzanine Investment—Senior Subordinated Notes 15.5%, Due 6/13	10,893,401	10,777,799	635,444

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Term Loan (First Lien) 3.3%, Due 7/14	3,916,722	3,903,782	2,882,707

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
CoActive Technologies, Inc.[6]	Junior Secured Loan—Term Loan (Second Lien) 7.0%, Due 1/15	$2,000,000	$1,972,218	$1,062,000
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan—Term Loan (Second Lien) 5.8%, Due 10/13	1,000,000	1,006,261	1,000,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan—Term Loan (Third Lien) 7.8%, Due 4/14	7,700,000	7,538,614	7,700,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 6.0%, Due 6/12	2,301,996	2,301,996	2,281,278

Dex Media West LLC Printing and Publishing	Senior Secured Loan— Tranche B Term Loan 7.0%, Due 10/14	4,696,402	4,312,579	4,348,868

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 6.0%, Due 5/15	3,000,000	2,970,206	2,991,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan—US Term Loan (Second Lien) 6.5%, Due 7/15	6,000,000	5,502,222	5,700,000

Edgestone CD Acquisition Corp. (Custom Direct)[6]	Junior Secured Loan—Loan (Second Lien) 6.3%, Due 12/14	5,000,000	5,000,000	5,000,000
Printing and Publishing

Edgestone CD Acquisition Corp. (Custom Direct)[6]	Senior Secured Loan—Term Loan (First Lien) 3.1%, Due 12/13	3,982,724	3,985,832	3,982,724
Printing and Publishing

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan—Initial Term Loan 4.3%, Due 7/13	4,017,321	4,017,321	3,969,113

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan—Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan—Initial Loan (Second Lien) 5.3%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 4.8%, Due 12/12	4,042,346	4,046,728	4,042,346

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan—US Term Loan 3.2%, Due 11/12	1,538,635	1,462,409	1,538,635

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value[2]
First American Payment Systems, L.P.[6] Finance	Senior Secured Loan—Term Loan 3.3%, Due 10/13	$3,198,000	$3,198,000	$3,198,000

First Data Corporation Finance	Senior Secured Loan—Initial Tranche B-2 Term Loan 3.0%, Due 9/14	2,440,944	2,262,445	2,174,881

Ford Motor Company[6] Automobile	Senior Secured Loan— Tranche B-1 Term Loan 3.3%, Due 12/13	1,942,429	1,940,876	1,800,631

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond— 10.1%, Due 12/16	3,000,000	3,007,167	2,415,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan—Term B Advance 9.3%, Due 6/13	2,000,000	1,998,652	2,000,000

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan—First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	89,634

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan—First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	195,377

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Junior Secured Loan—Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	60,000

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[6] Printing and Publishing	Senior Secured Loan— Tranche B Term Loan 2.7%, Due 6/14	2,925,000	2,925,000	2,442,375

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan—Loan (Second Lien) 5.8%, Due 10/14	5,000,000	4,861,123	4,490,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 4.5%, Due 10/14	1,000,000	1,000,000	1,000,000

Hunter Fan Company[6]	Senior Secured Loan—Initial Term Loan (First Lien) 2.7%, Due 4/14	3,723,929	3,605,519	3,239,818
Home and Office Furnishings, Housewares, and Durable Consumer Products

Hunter Fan Company[6]	Junior Secured Loan—Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	2,550,000
Home and Office Furnishings, Housewares, and Durable Consumer Products

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan—Term Loan 8.5%, Due 9/12	2,699,907	2,695,103	2,699,907

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Inmar, Inc.[6] Retail Stores	Senior Secured Loan—Term Loan 2.5%, Due 4/13	$3,543,046	$3,543,046	$3,521,787

International Aluminum Corporation (IAL Acquisition Co.)[6,9] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Term Loan 5.0%, Due 3/13	2,973,711	2,973,711	1,987,926

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan—First Lien Term Loan 3.8%, Due 5/12	4,034,281	4,042,948	3,852,738

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan—Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,013,753	3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan—Term Loan 7.8%, Due 9/12	9,541,180	9,526,158	8,491,650

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,060,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan—Loan (Second Lien) 3.8%, Due 8/13	2,000,000	2,011,080	1,622,000

LBREP/L-Suncal Master I LLC[9] Buildings and Real Estate[4]	Junior Secured Loan—Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	1,000

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Senior Secured Loan—Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,873,404	116,255

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Junior Secured Loan—Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,500

Legacy Cabinets, Inc.[6,9] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan 6.6%, Due 8/12	2,258,184	2,258,184	537,416

Levlad, LLC & Arbonne International, LLC[6,9] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 7.8%, Due 3/14	2,660,729	2,660,729	1,341,007

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Initial Term Loan (Second Lien) 6.0%, Due 1/15	2,000,000	2,000,000	1,978,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 4.3%, Due 12/12	5,754,849	5,743,304	5,622,487

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan—Term Loan (Second Lien) 7.5%, Due 6/13	$1,000,000	$1,000,000	$1,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment—Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,300,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan—Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,100,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan—Term Loan - First Lien 7.8%, Due 12/12	7,650,000	7,650,000	7,650,000

Northeast Biofuels, LP6, 9 Farming and Agriculture	Senior Secured Loan—Construction Term Loan 8.8%, Due 6/13	1,382,120	1,383,944	208,369

Northeast Biofuels, LP6, 9 Farming and Agriculture	Senior Secured Loan—Synthetic LC Term Loan 8.8%, Due 6/13	57,257	57,333	8,632

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan—Incremental Term Loan Add On 4.3%, Due 6/11	632,022	632,022	632,022

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan—Term Loan 4.3%, Due 6/11	3,125,000	3,117,290	3,125,000

Pegasus Solutions, Inc.[9,10] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond— 10.5%, Due 4/15	2,000,000	2,000,000	1,710,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Term Loan 7.8%, Due 4/13	4,863,083	4,863,083	4,863,083

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan—Term Loan 2.7%, Due 6/12	1,087,032	1,088,240	1,060,944

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan—Term Loan 8.3%, Due 8/14	4,540,186	4,509,168	4,540,186

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—Term Loan (Second Lien) 12.0%, Due 6/14	6,650,000	6,503,858	6,650,000

Rhodes Companies, LLC, The[6,9] Buildings and Real Estate[4]	Senior Secured Loan—First Lien Term Loan 11.8%, Due 11/10	1,685,674	1,636,741	298,241

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Rhodes Companies, LLC, The[6,9] Buildings and Real Estate[4]	Junior Secured Loan—Second Lien Term Loan 13.0%, Due 11/11	$2,013,977	$2,019,403	$12,720

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan—Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,986,206	2,862,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan—Term Loan 3.7%, Due 6/13	4,304,174	4,278,271	4,231,003

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan—Term Loan 3.2%, Due 6/12	838,694	837,545	829,469

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan—Term Loan 3.2%, Due 6/12	1,258,041	1,256,317	1,244,203

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 7.2%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan—Term Loan (First Lien) 2.7%, Due 6/14	3,563,166	3,563,166	3,563,166

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan—Delayed Draw Term Loan 8.3%, Due 7/12	738,349	741,143	738,349

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan—Initial Term Loan 9.0%, Due 7/12	3,663,267	3,677,125	3,663,267

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan—Loan (Second Lien) 13.8%, Due 7/13	1,750,000	1,756,512	1,750,000

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan—Loan (Second Lien) 4.5%, Due 12/14	2,000,000	2,023,571	1,894,000

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 3.2%, Due 10/14	3,590,407	3,465,781	3,590,407
Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan 4.3%, Due 4/13	4,291,879	4,291,879	4,218,917

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan—Term Loan B 12.5%, Due 12/12	526,500	526,500	526,500

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value[2]
Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan—Term Loan B 12.8%, Due 12/12	$5,000,000	$5,000,000	$5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Loan (First Lien) 3.5%, Due 6/13	1,243,577	1,238,507	1,243,577

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan—Loan (Second Lien) 6.0%, Due 3/14	2,000,000	1,938,058	2,000,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan—Loan (Second Lien) 6.0%, Due 3/14	4,132,887	4,155,678	4,132,887

WireCo WorldGroup Inc.[10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment— 11.0%, Due 2/15	5,000,000	4,829,054	5,100,000

WireCo WorldGroup Inc.[6,10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment— 11.0%, Due 2/15	10,000,000	10,000,000	10,200,000

Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Acquisition Term Loan 2.5%, Due 6/12	767,269	761,240	743,484

Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Synthetic Letter of Credit 0.1%, Due 6/12	668,412	663,160	647,691

Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Synthetic Revolver Deposit 1.2%, Due 6/12	167,103	165,790	161,923

Wolf Hollow I, LP6 Utilities	Junior Secured Loan—Term Loan (Second Lien) 4.8%, Due 12/12	2,683,177	2,686,492	2,591,949

X-Rite, Incorporated[6] Electronics	Junior Secured Loan—Loan (Second Lien) 14.4%, Due 10/13	649,162	649,162	649,162

X-Rite, Incorporated[6] Electronics	Senior Secured Loan—Term Loan (First Lien) 7.5%, Due 10/12	581,053	579,407	569,432

Total Investment in Debt Securities (139% of net asset value at fair value)		$344,924,114	$342,056,023	$297,356,529

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/ Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$350,280

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,361	202,396

Coastal Concrete Holding II, LLC[7] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,625	568,570

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,456,000

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	2,136,000

Total Investment in Equity Securities (2% of net asset value at fair value)			$12,365,603	$4,713,246

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10,11]	Subordinated Securities, Due 1/21	22.2%	$4,715,858	$2,780,000
Katonah III, Ltd.[3,10]	Preferred Shares, Due 5/15	23.1%	4,500,000	950,000
Katonah IV, Ltd.[3,10,11]	Preferred Shares, Due 2/15	17.1%	3,150,000	290,000
Katonah V, Ltd.[3,10,11]	Preferred Shares, Due 5/15	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,8,10,11]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,840,000
Katonah VIII CLO Ltd[3,8,10,11]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,760,000
Katonah IX CLO Ltd[3,8,10,11]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,560,000
Katonah X CLO Ltd [3,8,10]	Subordinated Securities, Due 4/20	33.3%	11,589,830	8,280,000
Katonah 2007-I CLO Ltd.[3,8,10]	Preferred Shares, Due 4/22	100.0%	29,940,867	27,100,000

Total Investment in CLO Equity Securities			$67,116,555	$44,561,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,8,10]	Class B-2L Notes Par Value of $10,500,000 5.3%, Due 4/22	100.0%	$1,078,494	$4,410,000

Total Investment in CLO Rated-Note			$1,078,494	$4,410,000

Total Investment in CLO Fund Securities (23% of net asset value at fair value)			$68,195,049	$48,971,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$40,751,511	$58,064,720
Total Investment in Asset Manager Affiliate (27% of net asset value at fair value)			$40,751,511	$58,064,720

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.07%	$126	$126

Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$126	$126

Total Investments[5] (191% of net asset value at fair value)			$463,368,312	$409,105,621

See accompanying notes to financial statements.

[1]

A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2009.

[2]	Reflects the fair market value of all existing investments as of December 31, 2009, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.

[5]

The aggregate cost of investments for federal income tax purposes is approximately $463 million. The aggregate gross unrealized appreciation is approximately $24 million and the aggregate gross unrealized depreciation is approximately $78 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6, “Borrowings” to the financial statements).

[7]	Non-income producing.

[8]	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.

[9]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[10]

These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. These securities may be resold in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended, normally to qualified institutional buyers.

[11]	As of December 31, 2009, these CLO Fund securities were not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2008

(as restated)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan— Deferred Draw Term Loan (First Lien) 6.6%, Due 6/13	$356,819	$356,819	$349,683

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan— Revolving Loan 3.9%, Due 6/13	960,000	952,585	940,800

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan— Second Lien Term Loan Note 8.5%, Due 6/14	5,000,000	5,000,000	4,690,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan (First Lien) 4.6%, Due 6/13	1,834,277	1,834,277	1,797,592

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 7.0%, Due 4/12	3,118,560	3,118,560	2,987,580

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan— Delayed Draw Term Loan 7.5%, Due 3/13	429,397	429,397	417,803

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan—Term Loan 7.5%, Due 3/13	5,436,949	5,436,949	5,290,151

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan— Tranche B Term Loan 4.2%, Due 4/13	3,832,209	3,829,883	3,219,056

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan— Delayed Draw Term Loan 3.5%, Due 5/13	442,044	436,817	390,767

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Initial Term Loan 3.5%, Due 5/13	3,159,324	3,121,965	2,792,842

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Initial Term Loan 5.0%, Due 6/14	5,900,113	5,900,113	5,310,102

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan—Term C 4.2%, Due 8/13	4,000,000	4,040,652	3,520,000

Portfolio Company / Principal Business	Investment Interest Rate¹ /Maturity	Principal	Cost	Value (as restated)[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan—Term Loan 6.5%, Due 3/14	$1,721,939	$1,731,184	$1,682,334

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Tranche A Term Loan (First Lien) 6.7%, Due 12/12	4,265,636	4,231,984	4,052,355

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan—Term Loan (Second Lien) 6.5%, Due 6/14	4,000,000	3,977,593	3,476,000

AZ Chem US Inc. Chemicals, Plastics and Rubber	Junior Secured Loan—Second Lien Term Loan 6.0%, Due 2/14	3,300,000	2,649,436	2,682,900

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan—Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,963,645	3,252,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 8.1%, Due 7/13	2,443,750	2,473,717	1,906,125

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan—Term Loan (First Lien) 4.5%, Due 7/12	1,955,000	1,964,334	1,769,275

Bicent Power LLC[6] Utilities	Junior Secured Loan—Advance (Second Lien) 5.5%, Due 12/14	4,000,000	4,000,000	3,600,000

BP Metals, LLC[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Term Loan 10.1%, Due 6/13	4,937,500	4,937,500	4,937,500

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 8.5%, Due 8/13	4,987,500	4,918,231	4,987,500

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan—Term Loan 3.4%, Due 3/13	1,694,554	1,688,542	1,421,731

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Initial Term Loan 4.4%, Due 9/12	9,208,100	9,234,910	8,655,614

CEI Holdings, Inc. (Cosmetic Essence)[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 6.3%, Due 3/14	1,469,323	1,403,698	1,071,136

Centaur, LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan—Term Loan (First Lien) 9.3%, Due 10/12	2,792,043	2,763,495	2,512,838

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Charlie Acquisition Corp. Personal, Food and Miscellaneous Services	Mezzanine Investment—Senior Subordinated Notes 15.5%, Due 6/13	$10,893,401	$10,744,496	$7,625,381

Clarke American Corp.[6] Printing and Publishing	Senior Secured Loan—Tranche B Term Loan 4.2%, Due 6/14	2,955,000	2,955,000	2,290,125

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—Term Loan (First Lien) 4.5%, Due 7/14	3,960,000	3,944,053	3,168,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 8.2%, Due 1/15	2,000,000	1,966,739	1,454,000

Coastal Concrete Southeast, LLC Buildings and Real Estate[4]	Mezzanine Investment—Mezzanine Term Loan 10.0%, Due 3/13	8,886,903	8,557,108	5,243,273

Cooper-Standard Automotive Inc[6] Automobile	Senior Unsecured Bond— 8.4%, Due 12/14	4,000,000	3,259,487	700,000

DaimlerChrysler Financial Services Americas LLC[6] Finance	Senior Secured Loan—Term Loan (First Lien) 6.0%, Due 8/12	3,959,925	3,723,431	2,111,828

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan—Term Loan (Second Lien) 6.0%, Due 10/13	1,000,000	1,007,900	850,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan—Term Loan (Third Lien) 8.0%, Due 4/14	7,700,000	7,501,237	6,237,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan 7.5%, Due 6/12	2,748,162	2,748,162	2,649,228

Dex Media West LLC Printing and Publishing	Senior Secured Loan—Tranche B Term Loan 7.1%, Due 10/14	7,000,000	6,309,065	5,117,000

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Term Loan (Second Lien) 8.0%, Due 5/15	3,000,000	2,964,626	2,619,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan—US Term Loan (Second Lien) 10.1%, Due 7/15	6,000,000	5,411,785	4,860,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan—Loan (Second Lien) 7.5%, Due 12/14	5,000,000	5,000,000	3,450,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan—Term Loan (First Lien) 4.2%, Due 12/13	$4,455,857	$4,460,205	$3,832,037

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan—Initial Term Loan 5.8%, Due 7/13	4,781,365	4,781,365	4,637,924

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan—Term Loan (Second Lien) 9.3%, Due 7/14	10,000,000	10,000,000	9,400,000

Emerson Reinsurance Ltd.[3] Insurance	Senior Secured Loan—Series C Loan 7.3%, Due 12/11	1,000,000	1,000,000	1,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan—Initial Loan (Second Lien) 6.3%, Due 4/12	4,000,000	4,000,000	3,920,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term Loan 6.6%, Due 12/12	4,320,878	4,327,124	4,234,461

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan—US Term Loan 6.3%, Due 11/12	1,740,026	1,624,251	1,659,985

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan—Term Loan 4.3%, Due 10/13	3,398,000	3,398,000	3,306,254

First Data Corporation Finance	Senior Secured Loan—Initial Tranche B-2 Term Loan 3.2%, Due 9/14	4,974,811	4,534,131	3,218,703

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan—Closing Date Term Loan 5.7%, Due 12/10	96,855	97,333	96,855

Flatiron Re Ltd.[3,6] Insurance	Senior Secured Loan—Delayed Draw Term Loan 5.7%, Due 12/10	46,914	47,146	46,914

Ford Motor Company[6] Automobile	Senior Secured Loan—Term Loan 5.0%, Due 12/13	1,969,849	1,967,877	807,638

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond— 10.3%, Due 12/16	3,000,000	3,008,197	1,305,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan—Term B Advance 9.3%, Due 6/13	2,000,000	1,998,263	1,848,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Getty Images, Inc. Printing and Publishing	Senior Secured Loan—Initial Term Loan 8.1%, Due 7/15	$2,981,250	$2,981,250	$2,712,938

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan—First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	150,857

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Senior Secured Loan—First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	323,383

Ginn LA Conduit Lender, Inc.[10] Buildings and Real Estate[4]	Junior Secured Loan—Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	90,000

Gleason Works, The[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan—New US Term Loan 4.9%, Due 6/13	2,437,280	2,443,443	2,071,688

Hawkeye Renewables, LLC[6] Farming and Agriculture	Senior Secured Loan—Term Loan (First Lien) 6.2%, Due 6/12	2,908,544	2,856,515	1,250,674

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan—Loan (Second Lien) 6.0%, Due 10/14	5,000,000	4,831,923	3,900,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 4.7%, Due 10/14	1,000,000	1,000,000	795,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Initial Term Loan (First Lien) 4.7%, Due 4/14	3,723,929	3,577,920	3,090,861

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan—Loan (Second Lien) 7.6%, Due 10/14	3,000,000	3,000,000	2,460,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan—Term Loan 8.0%, Due 9/12	2,727,813	2,721,193	2,605,061

Inmar, Inc.[6] Retail Stores	Senior Secured Loan—Term Loan 2.7%, Due 4/13	3,755,829	3,755,829	3,455,363

International Aluminum Corporation (IAL Acquisition Co.)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan—Term Loan 4.8%, Due 3/13	3,001,367	3,001,367	2,638,202

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan—First Lien Term Loan 6.9%, Due 5/12	4,316,295	4,329,467	4,027,104

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan—Term Loans (Second Lien) 10.9%, Due 5/13	$3,000,000	$3,017,825	$2,757,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan—Term Loan 5.2%, Due 9/12	10,090,295	10,068,492	9,182,168

JW Aluminum Company[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—Term Loan (Second Lien) 7.2%, Due 12/13	5,371,429	5,387,168	3,523,657

Kepler Holdings Limited[3,6] Insurance	Senior Secured Loan—Loan 7.0%, Due 6/09	5,000,000	5,006,639	5,000,000

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan—Loan (Second Lien) 8.5%, Due 12/14	5,000,000	5,000,000	2,900,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan—Loan (Second Lien) 5.0%, Due 8/13	2,000,000	2,014,136	1,740,000

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Senior Secured Loan—Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,835,789	290,637

LBREP/L-Suncal Master I LLC[6,10] Buildings and Real Estate[4]	Junior Secured Loan—Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	8,000

LBREP/L-Suncal Master I LLC[10] Buildings and Real Estate[4]	Junior Secured Loan—Term Loan (Third Lien) 11.3%, Due 2/12	2,332,868	2,332,868	9,331

Lear Corporation Automobile	Senior Secured Loan—Term Loan 3.7%, Due 4/12	1,993,927	1,709,640	927,176

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan 5.8%, Due 8/12	2,269,824	2,269,824	1,793,161

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Term Loan 4.5%, Due 3/14	2,731,786	2,731,786	1,693,708

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan—Initial Term Loan (Second Lien) 6.8%, Due 1/15	2,000,000	2,000,000	1,914,000

LPL Holdings, Inc.[6] Finance	Senior Secured Loan — Tranche D Term Loan 2.8%, Due 6/13	3,305,000	3,324,288	2,776,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Manitowoc Company Inc., The Diversified/Conglomerate Manufacturing	Senior Secured Loan—Term B Loan 6.5%, Due 8/14	$2,000,000	$1,955,000	$1,820,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 6.6%, Due 12/12	5,899,925	5,884,108	5,663,928

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan—Term Loan (Second Lien) 9.4%, Due 6/13	1,000,000	1,000,000	940,000

Murray Energy Corporation[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan— Tranche B Term Loan (First Lien) 6.9%, Due 1/10	1,949,367	1,954,403	1,920,127

Mylan Inc. Healthcare, Education and Childcare	Senior Secured Loan—U.S. Tranche B Term Loan 5.0%, Due 10/14	1,969,849	1,912,634	1,792,563

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment— Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	2,940,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan— Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,050,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan—Term Loan - First Lien 7.8%, Due 12/12	8,075,000	8,075,000	7,994,250

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan— Construction Term Loan 10.3%, Due 6/13	1,382,120	1,384,467	276,424

Northeast Biofuels, LP6 Farming and Agriculture	Senior Secured Loan— Synthetic LC Term Loan 10.3%, Due 6/13	57,257	57,354	11,451

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan— Incremental Term Loan Add On 6.8%, Due 6/11	744,382	744,382	730,239

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan—Term Loan 6.8%, Due 6/11	3,680,556	3,665,393	3,610,625

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan—Term Loan 7.8%, Due 4/13	5,695,000	5,695,000	5,467,200

Pegasus Solutions, Inc.[13] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond— 10.5%, Due 4/15	2,000,000	2,000,000	1,540,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan—Term Loan 4.3%, Due 6/12	$1,246,565	$1,248,519	$1,209,168

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan—Term Loan 6.8%, Due 8/14	4,937,343	4,896,292	4,438,672

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan—Term Loan (Second Lien) 10.2%, Due 6/14	6,650,000	6,471,193	5,785,500

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Senior Secured Loan—First Lien Term Loan 9.0%, Due 11/10	1,685,674	1,629,483	632,128

Rhodes Companies, LLC, The[6] Buildings and Real Estate[4]	Junior Secured Loan—Second Lien Term Loan 10.2%, Due 11/11	2,013,977	2,022,278	302,096

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan—Loan (Second Lien) 7.7%, Due 10/13	3,000,000	2,982,607	2,559,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan—Term Loan 5.1%, Due 6/13	4,694,560	4,658,215	4,671,088

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan—Term Loan 5.8%, Due 6/12	1,430,000	1,427,248	1,424,280

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan—Term Loan 5.8%, Due 6/12	953,333	951,498	949,520

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan—Loan (Second Lien) 7.5%, Due 12/14	7,500,000	7,500,000	7,372,500

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan—Term Loan (First Lien) 3.0%, Due 6/14	3,930,101	3,930,101	3,835,778

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan—Delayed Draw Term Loan 3.0%, Due 7/12	766,973	771,034	766,973

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan—Initial Term Loan 4.0%, Due 7/12	3,805,590	3,825,741	3,805,590

Standard Steel, LLC[6]	Junior Secured Loan—Loan (Second Lien) 7.5%, Due 7/13	1,750,000	1,758,373	1,750,000
Cargo Transport

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	Senior Secured Loan—Initial Tranche B-2 Term Loan 5.6%, Due 10/14	$1,989,924	$1,814,330	$1,384,987

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan—Loan (Second Lien) 5.7%, Due 12/14	2,000,000	2,028,327	1,466,000

TransAxle LLC Automobile	Senior Secured Loan— Revolving Loan 6.0%, Due 8/11	400,000	397,067	352,400

TransAxle LLC Automobile	Senior Secured Loan—Term Loan 5.8%, Due 9/12	1,477,554	1,477,554	1,301,725

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan—Term Loan (First Lien) 6.1%, Due 7/14	3,736,736	3,581,708	3,557,373

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan—Term Loan 7.9%, Due 4/13	4,339,736	4,339,736	4,031,614

United Maritime Group, LLC (fka Teco Transport Corporation)[6] Cargo Transport	Junior Secured Loan—Term Loan (Second Lien) 9.0%, Due 12/13	6,500,000	6,486,324	5,174,000

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan—Term Loan B 12.6%, Due 12/12	526,500	526,500	514,391

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan—Term Loan B 12.5%, Due 12/12	5,000,000	5,000,000	4,885,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan—Loan (First Lien) 4.2%, Due 6/13	1,965,050	1,954,720	1,925,749

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan—Loan (Second Lien) 6.2%, Due 3/14	2,000,000	1,923,443	1,784,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan—Loan (Second Lien) 6.2%, Due 3/14	4,132,887	4,161,055	3,686,536

WireCo WorldGroup Inc. [6,13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment— 11.0%, Due 2/15	10,000,000	10,000,000	9,600,000

WireCo WorldGroup Inc. [13] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment— 11.0%, Due 2/15	5,000,000	4,795,580	4,800,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value (as restated)[2]
Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Acquisition Term Loan 3.7%, Due 6/12	$775,624	$767,066	$684,876

Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Synthetic Letter of Credit .4%, Due 6/12	668,413	661,032	590,205

Wolf Hollow I, LP6 Utilities	Senior Secured Loan—Synthetic Revolver Deposit 1.1%, Due 6/12	167,103	165,259	147,552

Wolf Hollow I, LP6 Utilities	Junior Secured Loan—Term Loan (Second Lien) 6.0%, Due 12/12	2,683,177	2,687,607	1,990,917

X-Rite, Incorporated[6] Electronics	Junior Secured Loan—Loan (Second Lien) 14.4%, Due 10/13	645,361	645,361	620,837

X-Rite, Incorporated[6] Electronics	Senior Secured Loan—Term Loan (First Lien) 7.3%, Due 10/12	633,560	631,128	613,286

Total Investment in Debt Securities (165% of net asset value at fair value)		$430,366,772	$423,859,086	$353,859,007

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Aerostructures Holdings L.P.[7]	Partnership Interests	1.2%	$1,000,000	$750,000
Aerospace and Defense

Aerostructures Holdings L.P.[7]	Series A Preferred Interests	1.2%	160,360	166,512
Aerospace and Defense

Allen-Vanguard Corporation[3,7]	Common Shares	0.0%	42,542	1,853
Aerospace and Defense

Coastal Concrete Southeast, LLC[7,8]	Warrants	0.9%	474,140	—
Buildings and Real Estate[4]

eInstruction Acquisition, LLC[7]	Membership Units	1.1%	1,079,617	1,773,000
Healthcare, Education and Childcare

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	0.7%	$1,500,000	$2,398,000
Park Avenue Coastal Holding, LLC Buildings and Real Estate[4]	Common Interests	2.0%	1,000,000	—

Total Investment in Equity Securities (2% of net asset value at fair value)			$5,256,659	$5,089,365

CLO Fund Securities

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Grant Grove CLO, Ltd.[3,13]	Subordinated Securities, Due 1/21	22.2%	$4,620,951	$2,090,000
Katonah III, Ltd.[3,13]	Preferred Shares, Due 5/15	23.1%	4,500,000	1,660,000
Katonah IV, Ltd.[3,13]	Preferred Shares, Due 2/15	17.1%	3,150,000	590,000
Katonah V, Ltd.[3,13]	Preferred Shares, Due 5/15	26.7%	3,320,000	60,000
Katonah VII CLO Ltd.[3,9,13]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,220,000
Katonah VIII CLO Ltd[3,9,13]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,250,000
Katonah IX CLO Ltd[3,9,13]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,220,000
Katonah X CLO Ltd [3,9,13]	Subordinated Securities, Due 4/20	33.3%	11,324,758	5,190,000
Katonah 2007-I CLO Ltd.[3,9,13]	Preferred Shares, Due 4/22	100.0%	29,560,886	21,360,000

Total Investment in CLO Fund Securities (16% of net asset value at fair value)			$66,376,595	$34,640,000

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value (as restated)[2]
Katonah Debt Advisors, LLC Asset Management Company	Membership Interests	100%	$37,151,495	$54,731,312
PKSIL Asset Management Company	Class A Shares	100%	1,793,276	—
PKSIL Asset Management Company	Class B Shares	35%	3,500	3,500

Total Investment in Asset Manager Affiliates (25% of net asset value at fair value)			$38,948,271	$54,734,812

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Cost	Value (as restated)[2]
US Bank Eurodollar Sweep CL2 [3,11]	Time Deposit	0.10%	$10,462,702	$10,462,702
JP Morgan Asset Account [12]	Time Deposit	0.20%	1,723,294	1,723,294
JP Morgan Business Money Market Account	Money Market Account	0.19%	10	10

Total Investment in Time Deposit and Money Market Accounts			$12,186,006	$12,186,006

(6% of net asset value at fair value)
Total Investments[5]			$546,626,617	$460,509,190

(215% of net asset value at fair value)

1	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2008.

2	Reflects the fair market value of all existing investments as of December 31, 2008, as determined by the Company’s Board of Directors. Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company revised its valuation procedures and restated the fair value of its investments. See Note 14, “Restated Financial Statements” for more information.

3	Non-U.S. company or principal place of business outside the U.S.

4	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.

5	The aggregate cost of investments for federal income tax purposes is approximately $547 million. The aggregate gross unrealized appreciation is approximately $19 million and the aggregate gross unrealized depreciation is approximately $106 million.

6	Pledged as collateral for the secured revolving credit facility (see Note 6, “Borrowings” to the financial statements).

7	Non-income producing.

8	Warrants having a strike price of $0.01 and expiration date of March 2017.

9	An affiliate CLO Fund managed by Katonah Debt Advisors or its affiliate.

10.	Loan or debt security is on non-accrual status and therefore is non-income producing.

11	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6, “Borrowings” to financial statements).

12	Money market account holding restricted cash for employee flexible spending accounts.

13	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. These securities may be resold in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended, normally to qualified institutional buyers.

The accompanying notes are an integral part of these financial statements.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

($ per share)

	For the Years Ended December 31,
	2009	2008	2007
		(as restated)
Per Share Data:
Net asset value, at beginning of year	$9.03	$14.38	$14.29
Net income (loss)
Net investment income[1]	0.83	1.50	1.27
Net realized gains (losses)[1]	(0.71)	(0.03)	0.01
Net change in unrealized appreciation (depreciation) on investments[1]	1.19	(6.80)	0.12

Net income (loss)	1.31	(5.33)	1.40
Net decrease in net assets resulting from distributions
From net investment income	(0.84)	(1.43)	(1.36)
From capital gains	—	—	(0.01)
From return of capital	(0.08)	—	(0.03)

Total Distributions to Shareholders	(0.92)	(1.43)	(1.40)
Effect of distributions recorded as compensation expense	(0.00)	(0.01)	—

Net decrease in net assets resulting from distributions	(0.92)	(1.44)	(1.40)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	—	1.26	—
Issuance of common stock under dividend reinvestment plan	0.10	0.12	0.06
Stock based compensation expense	0.04	0.04	0.03

Net increase in net assets relating to stock-based transactions	0.14	1.42	0.09

Net asset value, end of year	$9.56	$9.03	$14.38

Total net asset value return[2]	16.0%	(27.2)%	10.4%

Ratio/Supplemental Data:
Per share market value at beginning of year	$3.64	$12.00	$17.30
Per share market value at end of year	$4.56	$3.64	$12.00
Total market return[3]	50.5%	(57.7)%	(22.5)%
Shares outstanding at end of year	22,363,281	21,771,186	18,017,699
Net assets at end of year	$213,895,724	$196,566,018	$259,068,164
Portfolio turnover rate	3.2%	14.4%	24.7%
Average debt outstanding	$236,184,703	$248,300,441	$105,616,438
Average debt outstanding per share	$10.56	$11.41	$5.86
Ratio of net investment income to average net assets	8.7%	12.0%	8.6%
Ratio of total expenses to average net assets	7.4%	7.2%	5.9%
Ratio of interest expense to average net assets	4.4%	4.3%	2.7%
Ratio of non-interest expenses to average net assets	3.0%	3.0%	3.2%

1	Based on weighted average number of common shares outstanding for the period

2

Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of year net asset value per share plus dividends, divided by the beginning net asset value per share.

3	Total market return equals the change in the ending market value over the beginning of year price per share plus dividends, divided by the beginning price.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors L.L.C. and its affiliates (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of December 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management. On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and the accounts of its special purpose financing subsidiary, Kohlberg Capital Funding LLC I (“KCAP Funding” or the “Borrower”). In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors is currently the only company in which the Company has a controlling interest).

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company adopted the provisions of ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures”) on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard as noted below.

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

The Company’s valuation methodology and procedures, as modified, are as follows:

(1)	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include if the quote is from a transaction or is a broker quote, the date and aging of such quote, if the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by management within the framework of Fair Value Measurements and Disclosures.

(2)	If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Company’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

(3)	Preliminary valuation conclusions are discussed and documented by management.

(4)	Katonah Debt Advisors and other illiquid junior and mezzanine securities may be selected for review by an independent valuation firm, which is engaged by the Company’s Board of Directors. Such independent valuation firm reviews management’s preliminary valuations and makes their own independent valuation assessment.

(5)	The Valuation Committee of the Board of Directors reviews the portfolio valuations, as well as the input and report of such independent valuation firm, as applicable.

(6)	Upon approval of the investment valuations by the Valuation Committee of the Board of Directors, the Audit Committee of the Board of Directors reviews the results for inclusion in the Company’s quarterly and annual financial statements, as applicable.

(7)	The Board of Directors discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon any applicable independent pricing service, input of management, estimates from independent valuation firms (if any) and the recommendations of the Valuation Committee of the Board of Directors.

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

CLO Fund Securities. The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by funds managed by other asset management companies (collectively, “CLO Fund securities”). The Company’s CLO Fund securities relate exclusively to credit instruments issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages, or consumer borrowings.

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) the NAV of the CLO Fund for CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there are negligible net cash distributions to the class of securities owned by the Company, or (iii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

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

For bond rated tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at a current market yield, which may reflect the adjusted yield on the levered loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

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

Interest Income. Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2009, ten issuers representing approximately 2% of total investments at fair value were considered in default.

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

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing as a component of interest expense. At December 31, 2009, there was an unamortized debt issuance cost of approximately $619,000 included in other assets in the accompanying balance sheet. Amortization expense for the years ended December 31, 2009 and 2008 was approximately $825,000 and $522,000, respectively.

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

Recent Accounting Pronouncements

On April 9, 2009, Accounting Standards Codification—Interim Disclosures about Fair Value of Financial Instruments was issued. This standard requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. The Company adopted this standard as of June 30, 2009 and the adoption of this standard did not affect the Company’s financial statement disclosures.

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

3. EARNINGS (LOSSES) PER SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2009, 2008 and 2007:

	For the Years ended December 31,
	2009	2008 (as restated)	2007
Net increase (decrease) in stockholders’ equity from operations	$34,403,269	$(63,283,408)	$26,141,985
Net income (loss) from operations allocated to non-vested share awards	482,332	(553,445)	—

Distributable earnings available to common stockholders	$33,920,937	$(62,729,963)	$26,141,985

Weighted average number of common shares outstanding for basic EPS computation	22,105,800	20,455,322	17,977,348
Effect of dilutive securities - stock options	—	—	—

Weighted average number of common and common stock equivalent shares outstanding for diluted EPS computation	22,105,800	20,455,322	17,977,348

Basic and diluted earnings per common share:
Net income (loss) from operations	$1.53	$(3.07)	$1.45
Net income (loss) from operations allocated to non-vested share awards	0.03	(0.02)	—

Net increase (decrease) in stockholders’ equity from operations	$1.56	$(3.09)	$1.45

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

Options to purchase 40,000, 20,000 and 1,315,000 shares were not included in the computation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

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

The following table shows the Company’s portfolio by security type at December 31, 2009 and December 31, 2008:

	December 31, 2009			December 31, 2008 (as restated)
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$126	$126	—%	$12,185,996	$12,185,996	6%
Money Market Account	—	—	—	10	10	—
Senior Secured Loan	179,425,767	159,075,586	74	235,123,695	204,210,564	104
Junior Secured Loan	129,016,237	114,920,499	54	143,370,524	115,894,790	59
Mezzanine Investment	28,606,852	19,235,444	9	37,097,183	30,208,653	15
Senior Subordinated Bond	3,007,167	2,415,000	1	3,008,197	1,305,000	1
Senior Unsecured Bond	2,000,000	1,710,000	1	5,259,487	2,240,000	1
CLO Fund Securities	68,195,049	48,971,000	23	66,376,595	34,640,000	17
Equity Securities	12,365,603	4,713,246	2	5,256,659	5,089,365	3
Affiliate Asset Managers	40,751,511	58,064,720	27	38,948,271	54,734,812	28

Total	$463,368,312	$409,105,621	191%	$546,626,617	$460,509,190	234%

¹	Calculated as a percentage of NAV

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2009 and December 31, 2008, were as follows:

	December 31, 2009			December 31, 2008 (as restated)
	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Industry Classification
Aerospace and Defense	$33,652,058	$33,416,670	16%	$35,545,254	$34,302,224	17%
Asset Management Companies[2]	40,751,511	58,064,720	27	38,948,271	54,734,812	28
Automobile	1,940,876	1,800,631	1	8,811,625	4,088,939	2
Broadcasting and Entertainment	2,986,206	2,862,000	1	2,982,607	2,559,000	1
Buildings and Real Estate[3]	36,498,537	9,840,946	5	38,404,495	16,231,874	8
Cargo Transport	13,389,865	13,359,403	6	20,099,157	18,578,287	9
Chemicals, Plastics and Rubber	3,970,688	4,000,000	2	6,613,081	5,934,900	3
CLO Fund Securities	68,195,049	48,971,000	23	66,376,595	34,640,000	18
Containers, Packaging and Glass	7,056,701	6,852,738	3	7,347,292	6,784,104	3
Diversified/Conglomerate Manufacturing	4,046,728	4,042,346	2	6,282,124	6,054,461	3
Diversified/Conglomerate Service	15,382,035	14,350,438	7	15,868,152	14,883,678	8
Ecological	2,695,103	2,699,907	1	2,721,193	2,605,061	1
Electronics	14,874,472	14,407,265	7	15,172,568	11,999,923	6
Farming and Agriculture	1,441,277	217,001	—	4,298,336	1,538,550	1
Finance	5,460,445	5,372,881	3	14,979,849	11,412,985	6
Healthcare, Education and Childcare	41,647,084	42,177,498	20	49,379,475	47,532,926	24
Home and Office Furnishings, Housewares, and Durable Consumer Goods	20,694,006	18,080,134	8	21,331,162	19,153,711	10
Hotels, Motels, Inns and Gaming	3,438,128	3,171,363	1	6,322,276	5,696,447	3
Insurance	4,861,123	4,490,000	2	10,983,041	10,043,769	5
Leisure, Amusement, Motion Pictures, Entertainment	14,572,761	14,227,907	7	16,929,910	15,662,814	8
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	33,015,472	31,956,312	15	35,514,554	33,334,790	17
Mining, Steel, Iron and Non-Precious Metals	13,861,498	13,021,854	6	21,751,631	18,804,986	10
Oil and Gas	5,998,652	6,000,000	3	5,998,263	5,768,000	3
Personal and Non Durable Consumer Products (Mfg. Only)	14,424,931	9,146,146	4	15,208,764	11,373,174	6
Personal, Food and Miscellaneous Services	14,759,522	4,559,444	2	14,722,088	11,101,381	6
Printing and Publishing	23,867,184	23,506,057	11	29,914,605	24,922,487	13
Retail Stores	3,543,046	3,521,787	2	3,755,829	3,455,363	2
Time Deposits and Money Market Account	126	126	—	12,186,006	12,186,006	6
Utilities	16,343,228	14,989,047	6	18,178,414	15,124,538	7

Total	$463,368,312	$409,105,621	191%	$546,626,617	$460,509,190	234%

1	Calculated as a percentage of NAV.

2	Represents Katonah Debt Advisors and related asset manager affiliates.

3

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2009 and December 31, 2008, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities) or companies providing mortgage lending.

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

At December 31, 2009 and December 31, 2008, approximately 12% and 12%, respectively, of the Company’s investments were foreign assets (which includes the Company’s investments in CLO Funds, which represented approximately 12% and 8% of its portfolio on such dates).

At December 31, 2009 and December 31, 2008, the Company’s ten largest portfolio companies represented approximately 37% and 32%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 14% and 12% of the total fair value of the Company’s investments at December 31, 2009 and December 31, 2008, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 19% and 17% of the total fair value of its investments at December 31, 2009 and December 31, 2008, respectively.

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

The subordinated securities and preferred stock securities are considered equity positions in the CLO Funds and, as of December 31, 2009 and December 31, 2008, the Company had approximately $45 million and $35 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2009 was approximately $67 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $23 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2008, was approximately $66 million and aggregate unrealized losses on the CLO Fund securities totaled approximately $32 million.

In May 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). The Company purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of December 31, 2009 were approximately $4 million, $1 million, and $3 million, respectively. As of December 31, 2008, the Company did not have any investments in class B-2L notes. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

Fair Value Measurements

The Company follows the provisions of Fair Value Measurements and Disclosures, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard (see Significant Accounting Policies—Investments).

Fair Value Measurements and Disclosures establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I—Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by Fair Value Measurements and Disclosures, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid corporate loans and bonds and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. Substantially all of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Ongoing reviews by the Company’s investment analysts, Chief Investment Officer, Valuation Committee and independent valuation firms are based on an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

The following tables summarize the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of December 31, 2009 and December 31, 2008, respectively:

	As of December 31, 2009
	Level I	Level II	Level III	Total
Time deposits and money market account	$—	$126	$—	$126
Debt securities	—	—	297,356,529	297,356,529
CLO fund securities	—	—	48,971,000	48,971,000
Equity securities	—	—	4,713,246	4,713,246
Asset manager affiliates	—	—	58,064,720	58,064,720

	As of December 31, 2008 (as restated)
	Level I	Level II	Level III	Total
Time deposits and money market account	$—	$12,186,006	$—	$12,186,006
Debt securities	—	—	353,859,007	353,859,007
CLO fund securities	—	—	34,640,000	34,640,000
Equity securities	1,853	—	5,087,512	5,089,365
Asset manager affiliates	—	—	54,734,812	54,734,812

The following tables summarize the Level III investments by valuation procedure as of December 31, 2009 and December 31, 2008, respectively:

	As of December 31, 2009
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public/private company comparables	73	—	—	14	87
Discounted cash flow	—	12	—	—	12
Residual enterprise value	—	—	1	—	1

Total	73%	12%	1%	14%	100%

	As of December 31, 2008 (as restated)
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public/private company comparables	79	—	—	12	91
Discounted cash flow	—	8	—	—	8
Residual enterprise value	—	—	1	—	1

Total	79%	8%	1%	12%	100%

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Year Ended December 31, 2009
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331
Transfers in/out of Level III	—	—	—	—	—
Net amortization/(accretion) of premium/(discount)	964,724	742,204	—	—	1,706,928
Purchases (sales), net	(70,717,418)	1,076,250	8,625,625	4,018,309	(56,997,234)
Total gain (loss) realized and unrealized included in earnings	13,250,216	12,512,546	(8,999,891)	(688,401)	16,074,470

Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$25,300,586	$12,512,546	$(7,485,064)	$1,526,668	$31,854,736

	Year Ended December 31, 2008 (as restated)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
Transfers in/out of Level III	—	—	—	—	—
Net amortization/(accretion) of premium/(discount)	717,195	1,456,095	—	—	2,173,290
Purchases (sales), net	277,307	28,859,236	170,168	5,478,276	34,784,987
Total gain (loss) realized and unrealized included in earnings	(58,089,577)	(26,695,331)	165,094	(9,328,824)	(93,948,638)

Balance, December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(57,514,397)	$(26,695,331)	$165,094	$(9,328,824)	$(93,373,458)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of December 31, 2009, Katonah Debt Advisors and its affiliates had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high-yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At December 31, 2009, Katonah Debt Advisors had approximately $2.1 billion of assets under management and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $58 million.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components—a senior management fee and a subordinated management fee. At December 31, 2009, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. As of December 31, 2009, approximately $5 million of subordinated management fees have been accrued. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

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

At December 31, 2009 and at December 31, 2008 a net amount due from affiliates totaled approximately $44,000 and approximately $391,000, respectively.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2009	As of December 31, 2008
Secured credit facility, $275 million commitment due September 29, 2010(1)	$218,050,363	$261,691,148

(1)	(the last day of the amortization period that the Company has challenged as being wrongfully commenced)

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As described below as a result of the assertion of BMO Capital Markets Corp., as the agent (the “Agent”) that a Termination Event occurred under the Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among the Company, as the servicer, the Company’s wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding, as the borrower, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto, since June 2009 interest under the LFSA has been calculated at a higher default rate (0.85% above the prime plus 0.75%).

Fair Value of Debt. The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $220 million and $252 million at December 31, 2009 and December 31, 2008, respectively. The fair value of the Company’s debt was determined based on market interest rates for similar instruments as of the balance sheet dates.

Advances under the Facility (to the extent available to the Company) are used by the Company primarily to make additional investments. The Facility is secured by loans acquired by the Company with the advances under the Facility. The Company borrows under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding. In connection with the Facility, the Company is party to the LFSA.

In August 2008, the Company was notified by the lenders that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless the Company agreed to certain revised terms for the Facility. The lenders proposed new terms to the Company as a condition to extending the underlying liquidity purchase agreements. The Company viewed such proposed terms as unfavorable and did not agree to such new terms, which caused the lenders to declare a Termination Date based upon their contention that the underlying liquidity purchase agreements had expired, thereby terminating the Company’s ability to obtain revolving advances and commencing the amortization of existing borrowings under the Facility. Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that the Company has challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion (despite the Company’s disagreement with such assertion) that a Termination Event had occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85% above the prime rate plus 0.75%), and the Company has been paying such higher interest under protest. Also, despite its belief that the amortization period has been wrongfully imposed, the Company believes it has sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions. At the end of the amortization period, the Company may be required to sell the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or the Company may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Annual Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the leverage ratio. However, as described above, the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this Annual Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving alleged Termination Events. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period or otherwise, and the Company and the Borrower were unsuccessful in obtaining court relief, they could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect the Company’s business, liquidity, financial condition and results of operations.

The Company estimates that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the year ended December 31, 2009 and 2008 was approximately $236 million and $248 million, respectively. For the year ended December 31, 2009 and 2008, the weighted average interest rate on weighted average outstanding borrowings was approximately 3% and 4%, respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of December 31, 2009, the Company had restricted cash balances of approximately $19 million, which it maintained in accordance with the terms of the Facility.

As of December 31, 2009, the Company’s asset coverage ratio was 198%, below the minimum asset coverage level of 200% generally required by the 1940 Act for a BDC to incur new debt, primarily as a result of unrealized fair value losses on the Company’s investments. Until the minimum asset coverage level is met, the Company will be unable to incur additional debt (other than certain temporary debt) or issue securities senior to the Company’s common stock. As a result, the Company will be limited in its ability to raise capital to make new investments until the Company’s asset coverage ratio exceeds 200%. However, because the Company has no public debt outstanding, failure to maintain asset coverage of at least 200% will not limit the Company’s ability, under the 1940 Act, to pay dividends from its net investment income. As of April 30, 2010, the Company’s asset coverage ratio exceeded the minimum required under the 1940 Act.

7. DISTRIBUTABLE TAX INCOME

The Company intends to distribute quarterly dividends to its stockholders. The Company’s quarterly dividends, if any, will be determined by the Board of Directors. To maintain its RIC status, the Company must timely distribute an amount equal to at least 90% of its taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company has distributed, or intends to distribute, sufficient dividends to eliminate taxable income for its completed tax fiscal years. If the Company fails to satisfy the 90% distribution requirement or otherwise fails to qualify as a RIC in any tax year, it would be subject to income tax in such year on all of its taxable income, regardless of whether it made any distributions to its shareholders. The Company has a tax fiscal year that ends on December 31.

For the quarter ended December 31, 2009, the Company declared a dividend on December 15, 2009 of $0.20 per share for a total of approximately $4 million. The record date was December 28, 2009 and the dividend was distributed on January 25, 2010. For the year ended December 31, 2009, the Company paid dividends of approximately $20 million or $0.92 per share. For income tax purposes the Company’s distributions to shareholders for the fiscal year ended December 31, 2009 were composed of $0.92 per share of non-qualified distributions.

The following reconciles net increase (decrease) in stockholders’ equity resulting from operations to taxable income for the year ended December 31, 2008 and 2009:

	Year Ended December 31,
	2009	2008 (as restated)
Net increase/(decrease) in stockholders’ equity resulting from operations	$34,403,270	$(63,283,409)
Net change in unrealized (appreciation)/depreciation on investments	(31,854,736)	93,414,146
Excess capital losses over capital gains	15,782,121	680,687
Income not on GAAP books currently taxable	2,859,846	—
Income not currently taxable	(812,945)	3,617,913
Expenses not currently deductible	658,834	1,147,864
Expenses not on GAAP books currently deductible	(1,166,682)	(1,420,491)

Taxable income before deductions for distributions	$19,869,708	$26,920,884

Taxable income before deductions for distributions per weighted average shares for the period	$0.91	$1.33

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The tax character of distributions paid during 2009, 2008, and 2007 was as follows:

	Year Ended December 31,
	2009	2008 (as restated)	2007
Distributions paid from:
Ordinary income	$19,869,708	$26,920,884	$24,168,011
Capital gains	—	—	267,394

	19,869,708	26,920,884	24,435,405
Return of Capital	333,017	2,702,761	742,284

	$20,202,725	$29,623,645	$25,177,689

As of December 31, 2008 and 2009, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2009	2008 (as restated)
Distributable ordinary income	$1,326,380	$2,865,433
Capital loss carryforward	(16,462,808)	(680,687)
Net unrealized depreciation	(54,262,692)	(86,117,427)

As of December 31, 2009, the Company had a net capital loss carryforward of $16.5 million to offset future capital gains to the extent provided by regulations. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

Due to the restatement of financial information the Company anticipates filing amended tax returns with the taxing authorities for the tax period ended December 31, 2008. The Company does not anticipate that such amended filings will result in any tax due or adversely affect the RIC status election of the Company. The figures presented in the accompanying footnotes reflect the figures the Company anticipates to present in the amended tax return filings.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2009 and December 31, 2008, the Company had committed to make a total of approximately $2 million and $3 million, respectively, of investments in various revolving senior secured loans, of which approximately $640,000 was funded as of December 31, 2009 and $1 million was funded as of December 31, 2008.

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

On January 11, 2010, the staff of the SEC’s Division of Enforcement informed the Company that it was conducting an informal inquiry. The focus of the inquiry concerns the valuation methodology and procedures used by the Company to value its investments. On April 30, 2010, the SEC Staff advised the Company that a formal order of private investigation had been issued and that the informal inquiry was now a formal investigation. A subpoena has been issued to the Company in connection with the formal investigation. The subpoena requests that the Company produce documents and/or testimony that primarily relates to the valuation methodology and procedures used by the Company to value its investments. Since January 2010, the Company has been providing documents in response to the informal inquiry and the subpoena. The Company is cooperating fully with the SEC Staff’s investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation.

Except as set forth above, neither the Company, nor any of its subsidiaries, is currently a party to any material legal proceedings, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial condition, or results of the Company’s operations.

9. LIQUIDITY

As discussed in Note 6, the Company is currently using any income generated by the assets collateralizing its secured credit Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if it wants to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, it is required to distribute to the shareholders substantially all of its investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $291 million represent approximately 66% of the Company’s total assets (at fair value) at December 31, 2009 and contributed approximately 62% of the Company’s investment income for the year ended December 31, 2009. Because the Company is using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, the Company may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain its RIC status. In addition, at the end of the amortization period, the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect the Company’s business, liquidity, financial condition and results of operations. The Company expects that its cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, the Company’s wholly-owned portfolio company, will be adequate to meet the Company’s liquidity needs and distribution requirements over the next twelve months.

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

10. STOCKHOLDERS’ EQUITY

On December 11, 2006, the Company completed its IPO of 14,462,000 shares of common stock at $15.00 per share, less an underwriting discount and IPO expenses paid by the Company totaling $1.22 per share for net proceeds of approximately $200 million. Prior to its IPO, the Company issued to affiliates of Kohlberg & Co. a total of 3,484,333 shares of its common stock for the acquisition of certain subordinated securities issued by CLO Funds and for the acquisition of Katonah Debt Advisors. On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. During the years ended December 31, 2009 and December 31, 2008, the Company issued 501,873 and 316,237 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2009, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting. The total number of shares issued and outstanding as of December 31, 2009 and December 31, 2008 was 22,363,281 and 21,776,519, respectively.

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

Stock Options

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4%, assumed dividend yields ranging from 8.6% to 9.7% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. During the year ended December 31, 2009, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28%, assumed dividend yield of 16.5% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive one share of restricted stock for every five options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. During the year ended December 31, 2009, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As a result of this conversion, an incremental cost of $573,000 is being amortized over the vesting period of the restricted stock.

During the year ended December 31, 2008, 90,000 options granted to employees were forfeited. During the year ended December 31, 2009, 1,265,000 options granted to employees were forfeited, inclusive of options forfeited in exchange for restricted stock as noted above. As of December 31, 2009, 20,000 total options were outstanding, 10,000 of which were exercisable. The options have an estimated remaining contractual life of 9 years and 5 months.

During the year ended December 31, 2009, the weighted average grant date fair value per share for options granted during the period was $0.90. During the year ended December 31, 2008, the weighted average grant date fair value per share for options granted during the period was $1.90. For the years ended December 31, 2009 and December 31, 2008, the weighted average grant date fair value per share for options forfeited during the period was $1.58 and $1.81, respectively. Information with respect to options granted, exercised and forfeited under the Plan for the year ended December 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value at December 31, 2009[1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—	$—
Forfeited	(1,315,000)	$15.52

Outstanding at December 31, 2008	20,000	$11.97

Granted	20,000	$4.93
Exercised	—	$—
Outstanding at December 31, 2009	40,000	$8.45	9.0	$—

Total vested at December 31, 2009	30,000	$9.62	8.8	$—

[1]	Represents the difference between the market value of the options at December 31, 2009 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the year ended December 31, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $21,000. For the year ended December 31, 2008, non-cash compensation expense related to stock options was approximately $329,000; of this amount approximately $260,000 was expensed at the Company and approximately $69,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the year ended December 31, 2007, non-cash compensation expense related to stock options was approximately $600,000; of this amount approximately $495,000 was expensed at the Company and approximately $105,000 was a reimbursable expense allocated to Katonah Debt Advisors. At December 31, 2009, the Company had approximately $4,000 of compensation cost related to unvested stock-based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 0.4 years.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Company’s Amended and Restated 2006 Equity Incentive Plan, and the board of directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

As noted above, on June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company’s common stock to receive one share of restricted stock for every five options so cancelled.

During the year ended December 31, 2009, 117,000 shares of restricted stock were vested and converted into common shares. As of December 31, 2009, 302,139 restricted shares remain unvested.

As of December 31, 2008, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 20,000 shares of common stock outstanding and there were 339,583 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the year ended December 31, 2009 is as follows:

	Non-Vested Restricted Shares	Weighted Average Price per Share	Weighted Average Contractual Remaining Term (years)
Granted	359,250	$10.73
Vested	(3,000)	$9.21
Forfeited	(16,667)	$9.21

Non-vested shares outstanding at December 31, 2008	339,583	$10.83
Granted	84,889	$5.89
Vested	(122,333)	$10.37
Outstanding at December 31, 2009	302,139	$9.63	2.4

Total non-vested shares at December 31, 2009	302,139	$9.63	2.4

The Company determines the cost of restricted stock as the closing price of the Company’s stock on the date of grant and amortizes such cost over the vesting period. For the year ended December 31, 2009, non-cash compensation expense related to restricted stock was approximately $890,000 of this amount approximately $609,000 was expensed at the Company and approximately $281,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the year ended December 31, 2008, non-cash compensation expense related to restricted stock was approximately $559,000; of this amount approximately $463,000 was expensed at the Company and approximately $96,000 was a reimbursable expense allocated to Katonah Debt Advisors. There was no restricted stock expense for the year ended December 31, 2007. Dividends are paid on all issued shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2009, the Company had approximately $1 million of compensation cost related to unvested restricted stock based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 2.4 years.

12. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the years ended December 31, 2009 and 2008, the Company made contributions to the 401K Plan of approximately $28,000 and $33,000, respectively.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2009 and 2008, the Company made no contributions to the Profit-Sharing Plan.

13. SELECTED QUARTERLY DATA AND RESTATEMENT OF INTERIM FINANCIAL DATA (unaudited) (as restated)

As noted above, the Company has restated its financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) and the unaudited financial information the interim periods ended March 31, 2009 and June 30, 2009 to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments, which affects the calculation of the Company’s NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. The selected quarterly data presented below reflects this restatement.

	Q1 2009	Q2 2009	Q3 2009	Q4 2009
	(as restated)	(as restated)
Total interest and related portfolio income	$9,452,253	$8,819,472	$8,244,844	$7,379,981
Net investment income and realized gains	$4,446,250	$2,633,818	$(292,417)	$(4,239,118)
Net increase (decrease) in net assets resulting from operations	$8,895,498	$12,982,360	$10,665,811	$1,859,600
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.41	$0.59	$0.48	$0.08
Net investment income and realized gains per share—basic	$0.20	$0.12	$(0.01)	$(0.19)

	Q1 2008	Q2 2008	Q3 2008	Q4 2008
	(as restated)	(as restated)	(as restated)	(as restated)
Total interest and related portfolio income	$14,332,842	$12,265,524	$11,328,553	$11,285,291
Net investment income and realized gains	$8,049,957	$7,762,980	$7,467,709	$6,850,091
Net increase (decrease) in net assets resulting from operations	$(577,395)	$6,290,804	$3,411,889	$(72,408,708)
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$(0.03)	$0.31	$0.16	$(3.38)
Net investment income and realized gains per share—basic	$0.45	$0.38	$0.34	$0.32

¹	Certain unaudited Quarterly Data has been reclassified to conform with current presentation

14. RESTATED FINANCIAL STATEMENTS

The Company’s annual financial statements for 2008, the interim periods within 2008, and the first two quarters of 2009 have been restated to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for the Company’s illiquid investments, which affect the calculation of the Company’s NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. The Company now derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Management retroactively applied such revised valuation procedures to the Company’s portfolio for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. As a result, the Company has restated the financial statements for each of those periods to reflect the use of these revised valuation and revenue recognition procedures. No financial statements for periods ended prior to January 1, 2008 are impacted by the restatement. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

As of December 31, 2008	As Originally Reported	Adjustments	As Restated
Debt Securities	384,486,111	(30,627,104)	353,859,007
CLO Fund securities managed by non-affiliates	9,099,000	(4,699,000)	4,400,000
CLO Fund securities managed by affiliates	47,536,236	(17,296,236)	30,240,000
Equity securities	4,389,831	699,534	5,089,365
Affiliate investments	56,528,088	(1,793,276)	54,734,812
Net unrealized depreciation on investments	(32,401,346)	(53,716,082)	(86,117,428)
Total stockholders’ equity	250,282,100	(53,716,082)	196,566,018
Net asset value per share	11.68	2.65	9.03

For the Year Ended December 31, 2008	As Originally Reported	Adjustments	As Restated
Net change in unrealized depreciation on:
Debt Securities	(26,887,293)	(30,627,104)	(57,514,397)
Equity securities	(575,129)	699,535	124,406
CLO Fund securities managed by affiliates	(3,693,724)	(17,296,236)	(20,989,960)
CLO Fund securities managed by non-affiliates	(1,006,371)	(4,699,000)	(5,705,371)
Affiliate asset manager investments	(7,535,548)	(1,793,276)	(9,328,824)
Net decrease in Stockholders’ equity resulting from operations	(9,567,327)	(53,716,081)	(63,283,408)
Net decrease in Stockholders’ equity resulting from operations per common share — Basic and Diluted	(0.47)	(2.62)	(3.09)

15. SUBSEQUENT EVENTS

On December 15, 2009 the Company declared a cash dividend of $0.20 per share of common stock for the quarter ended December 31, 2009. The dividends were paid on January 25, 2010 to shareholders of record as of the close of business on December 28, 2009.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”).(1)

3.2	Form of Bylaws of the Company.(2)

4.1	Specimen Certificate of the Company’s common stock, par value $0.01 per share.(1)

4.2	Form of Registration Rights Agreement.(3)

4.3	Form of Dividend Reinvestment Plan.(3)

10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(11)*

10.2	Form of Company Non-Qualified Stock Option Certificate.(3)*

10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.(3)

10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, LLC.(1)

10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, LLC.(3)

10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(5)*

10.7	Form of Employment Agreement between the Company and Michael I. Wirth.(6)*

10.8	Form of Employment Agreement between the Company and R. Jon Corless.(7)*

10.9	Form of Employment Agreement between the Company and E.A. Kratzman.(4)*

10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.(8)*

10.11	Form of Employment Agreement between Katonah Debt Advisors and John M. Stack.*

10.12	Form of Indemnification Agreement for Officers and Directors of the Company.(9)

10.13

Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee. (10)

10.14

Execution Copy of First Amendment to Loan Funding and Servicing Agreement, dated as of May 30, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee. (11)

10.15

Execution Copy of Second Amendment to Loan Funding and Servicing Agreement, dated as of October 1, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee. (11)

10.16

Execution Copy of Third Amendment to Loan Funding and Servicing Agreement, dated as of November 21, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(13)

10.17	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company.(12)

10.18	Form of 2006 Amended and Restated Equity Incentive Plan.(14) *

10.19	Form of 2008 Non-Employee Director Plan.(15) *

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(2)	Incorporated by reference to the exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(4)	Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).
(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on August 10, 2009 (File No. 814-00735).
(6)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, as filed on August 10, 2009 (File No. 814-00735).

(7)	Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, as filed on August 10, 2009 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, as filed on August 10, 2009 (File No. 814-00735).
(9)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(10)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).
(11)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).
(12)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).
(13)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).
(14)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(15)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on June 30, 2008 (File No. 333-151268).
*	Indicates a management contract or compensatory plan, contract or arrangement.