Form 10-Q
period 2010-03-31
Kohlberg Capital CORP
filed 2010-05-28
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the three months ended March 31, 2010 contains restated financial information for the comparative period of 2009. Concurrent with the filing of this Form 10-Q, the Company is filing with the Securities and Exchange Commission (1) amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2009 (the “Q1 2009 10-Q/A”) and June 30, 2009 (the “Q2 2009 10-Q/A”), (2) a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Q3 2009 10-Q”), and (3) an Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”). The Q1 2009 10-Q/A contains restated financial information for the three months ended March 31, 2009 (as well as for the comparative period of 2008) and for the year ended December 31, 2008. The Q2 2009 10-Q/A contain restated financial information for the three and six months ended June 30, 2009 (as well as for the comparative periods of 2008) and for the year ended December 31, 2008. The Q3 2009 10-Q contains restated financial information for the year ended December 31, 2008 (as well as for the comparative periods ended September 30, 2008) and the 2009 10-K contains restated financial information for the year ended December 31, 2008 (as well as restated unaudited financial information for each of the four quarters of 2008 and the first two quarters of 2009). The Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2008 and previously filed Quarterly Reports on Form 10-Q for the quarterly periods in 2008 have not been amended for the restatement affecting 2008 and should not be relied upon.

In addition, management has concluded that the Company had material weaknesses in its internal control over financial reporting related to errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash payment-in-kind (“PIK”) investments as of the end of each of the years ended December 31, 2009 and December 31, 2008 and each of the quarterly periods included in such years. As described in more detail in Item 9A of the Company’s 2009 10-K, the Company is implementing measures designed to remediate the identified material weaknesses and believes that these measures will effectively remediate these material weaknesses. As of the date of filing of this Quarterly Report, the Company believes that it has corrected its accounting for the fair value of its illiquid investments and its accounting for the revenue recognition for its non-cash PIK investments to the extent necessary to prepare the financial statements and the other financial information contained herein.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of March 31, 2010	As of December 31, 2009
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2010 - $20,055,211; 2009 - $126)	$20,055,211	$126
Money market account (cost: 2010 - $216,099; 2009 - $0)	216,099	—
Debt securities (cost: 2010 - $317,483,699; 2009 - $342,056,023)	276,453,163	297,356,529
CLO fund securities managed by non-affiliates (cost: 2010 - $15,686,805; 2009 - $15,685,858)	4,661,000	4,021,000
CLO fund securities managed by affiliate (cost: 2010 - $52,528,857; 2009 - $52,509,191)	47,020,000	44,950,000
Equity securities (cost: 2010 - $13,543,343; 2009 - $12,365,603)	5,901,400	4,713,246
Asset manager affiliates (cost: 2010 - $43,308,942; 2009 - $40,751,511)	55,541,948	58,064,720

Total Investments at fair value	409,848,821	409,105,621
Cash	492,255	4,140,408
Restricted cash	2,474,052	18,696,023
Interest and dividends receivable	3,700,553	3,836,031
Receivable for open trades	—	2,953,500
Due from affiliates	—	44,274
Other assets	564,039	640,200

Total assets	$417,079,720	$439,416,057

LIABILITIES
Borrowings	$198,648,255	$218,050,363
Accounts payable and accrued expenses	2,220,657	3,057,742
Dividend payable	—	4,412,228

Total liabilities	$200,868,912	$225,520,333

Commitments and contingencies (note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,475,339 and 22,363,281 common shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$221,732	$220,611
Capital in excess of par value	283,793,286	283,074,233
Accumulated undistributed net investment income	3,904,874	1,326,380
Accumulated net realized losses	(18,734,949)	(16,462,808)
Net unrealized depreciation on investments	(52,974,135)	(54,262,692)

Total stockholders’ equity	$216,210,808	$213,895,724

Total liabilities and stockholders’ equity	$417,079,720	$439,416,057

NET ASSET VALUE PER COMMON SHARE	$9.62	$9.56

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2010	2009
		(as restated)
Investment Income:
Interest from investments in debt securities	$4,782,363	$6,723,130
Interest from cash and time deposits	6,083	4,670
Dividends from investments in CLO fund securities managed by non-affiliates	348,874	480,392
Dividends from investments in CLO fund securities managed by affiliate	1,811,894	2,127,326
Capital structuring service fees (expense)	14,612	116,735

Total investment income	6,963,826	9,452,253

Expenses:
Interest and amortization of debt issuance costs	2,696,351	1,508,011
Compensation	787,691	800,968
Professional fees	508,518	336,329
Insurance	102,318	91,763
Administrative and other	290,454	261,559

Total expenses	4,385,332	2,998,630

Net Investment Income	2,578,494	6,453,623
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(2,272,141)	(2,007,373)
Net change in unrealized appreciation (depreciation) on:
Debt securities	3,668,958	651,599
Equity securities	10,414	(325,229)
CLO fund securities managed by affiliate	2,050,333	2,988,956
CLO fund securities managed by non-affiliate	639,054	32,684
Affiliate asset manager investments	(5,080,203)	1,101,238

Net realized and unrealized depreciation on investments	(983,585)	2,441,875

Net Increase (Decrease) In Net Assets Resulting From Operations	$1,594,909	$8,895,498

Net Increase In Net Assets Resulting from Operations per Common Share—Basic and Diluted	$0.07	$0.41

Net Investment Income Per Common Share—Basic and Diluted	$0.11	$0.30

Net Investment Income and Net Realized Gains/Losses Per Common Share—Basic and Diluted	$0.01	$0.20

Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	22,445,457	21,867,006

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2010	2009
		(as restated)
Operations:
Net investment income	$2,578,494	$6,453,623
Net realized loss from investment transactions	(2,272,141)	(2,007,373)
Net change in unrealized depreciation on investments	1,288,556	4,449,248

Net increase (decrease) in net assets resulting from operations	1,594,909	8,895,498

Stockholder distributions:
Dividends from net investment income to restricted stockholders	—	(41,604)

Net decrease in net assets resulting from stockholder distributions	—	(41,604)

Capital transactions:
Issuance of common stock for dividend reinvestment plan	499,779	464,749
Vesting of restricted stock	—	53
Stock based compensation	220,397	235,556

Net increase in net assets resulting from capital transactions	720,176	700,358

Net assets at beginning of period	213,895,723	196,566,018

Net assets at end of period (including undistributed net investment income of 3,904,874, and 9,277,453 in 2010 and 2009, respectively)	$216,210,808	$206,120,270

Net asset value per common share	$9.62	$9.41
Common shares outstanding at end of period	22,475,339	21,910,452

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2010	2009
		(as restated)
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$1,594,909	$8,895,498
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operations:
Net realized losses on investment transactions	2,272,141	2,007,373
Net change in unrealized depreciation on investments	(1,288,556)	(4,449,248)
Net accretion of discount on securities	(142,555)	(649,944)
Amortization of debt issuance cost	206,174	206,174
Purchases of investments	(23,681,703)	(2,684,007)
Capital contribution to affiliate asset manager	(2,557,431)	—
Payment-in-kind interest	(187,842)	—
Proceeds from sale and redemption of investments	27,796,246	31,886,065
Stock based compensation expense	220,396	235,556
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	135,478	613,852
(Increase) decrease in other assets	(130,012)	(257,139)
Decrease (increase) in due from affiliates	44,274	(1,812,651)
Increase (decrease) in accounts payable and accrued expenses	(837,085)	(1,125,413)

Net cash provided by (used in) operating activities	3,444,434	32,866,116

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	—	53
Dividends paid in cash	(3,912,450)	(5,456,517)
Cash paid on repayment of debt	(19,402,108)	(16,645,264)
Decrease (increase) in restricted cash	16,221,971	(6,796,728)

Net cash (used in) provided by financing activities	(7,092,587)	(28,898,456)

CHANGE IN CASH	(3,648,153)	3,967,660
CASH, BEGINNING OF PERIOD	4,140,408	251,412

CASH, END OF PERIOD	$492,255	$4,219,072

Supplemental Information:
Interest paid during the period	$2,336,077	$1,722,797
Non-cash dividends paid during the period under the dividend reinvestment plan	$499,779	$464,747

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of March 31, 2010

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.0%, Due 6/13	$640,000	$634,678	$638,720

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.0%, Due 6/13	322,772	322,772	322,126

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/13	1,576,507	1,576,507	1,573,354

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	1,715,208

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.3%, Due 3/13	354,265	354,265	354,265

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.3%, Due 3/13	4,477,268	4,477,268	4,477,268

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 2.3%, Due 4/13	1,832,209	1,831,418	1,832,209

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.3%, Due 5/13	425,691	422,094	397,170

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.3%, Due 5/13	3,042,646	3,016,937	2,838,789

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 3.8%, Due 6/14	5,825,238	5,825,238	5,825,238

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.0%, Due 8/13	4,000,000	4,029,740	4,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 4.6%, Due 3/14	$1,676,965	$1,683,819	$1,676,965

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 4.5%, Due 12/12	3,950,485	3,929,173	3,950,485

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,982,742	4,000,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.8%, Due 2/14	4,000,000	3,972,425	4,000,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.5%, Due 7/13	2,412,500	2,434,033	1,428,200

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.3%, Due 7/12	1,870,497	1,876,318	1,539,419

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	3,364,000

BP Metals, LLC (fka Constellation Enterprises)[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.1%, Due 6/13	4,297,832	4,297,832	4,297,832

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.5%, Due 3/13	1,671,535	1,667,345	1,562,885

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 3.2%, Due 9/12	6,373,290	6,385,638	6,373,290

CEI Holdings, Inc. (Cosmetic Essence)[6,9] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.1%, Due 3/13	1,450,629	1,407,147	735,291

Charlie Acquisition Corp.[9] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	10,893,401	10,786,010	528,492

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 7/14	3,905,083	3,892,878	2,874,141

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 1/15	2,000,000	1,973,568	1,062,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 5.7%, Due 10/13	$1,000,000	$1,005,856	$1,000,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 7.7%, Due 4/14	7,700,000	7,547,830	7,700,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 6.0%, Due 6/12	2,301,996	2,301,996	2,301,996

Dex Media West LLC Printing and Publishing	Senior Secured Loan — New Term Loan 7.5%, Due 10/14	3,617,543	3,337,037	3,463,798

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 5/15	3,000,000	2,971,581	3,000,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.5%, Due 7/15	6,000,000	5,524,522	6,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) Retired 04/09/2010 6.3%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 3.1%, Due 12/13	3,862,408	3,865,237	3,862,408

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.3%, Due 7/13	4,007,041	4,007,041	4,007,041

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.8%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 4.8%, Due 12/12	4,031,772	4,035,783	4,031,772

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 3.3%, Due 11/12	1,459,110	1,392,939	1,459,110

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 3.3%, Due 10/13	3,188,000	3,188,000	3,188,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.0%, Due 9/14	$938,537	$873,481	$831,544

Ford Motor Company[6] Automobile	Senior Secured Loan — Tranche B-1 Term Loan 3.3%, Due 12/13	1,934,939	1,933,489	1,876,891

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,006,913	2,670,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,747	2,000,000

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	89,634

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	195,377

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	60,000

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 2.8%, Due 6/14	2,917,500	2,917,500	2,675,348

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 10/14	5,000,000	4,868,323	3,735,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 10/14	1,000,000	1,000,000	1,000,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.7%, Due 4/14	3,690,443	3,579,842	3,657,229

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	3,000,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	2,692,930	2,688,569	2,692,930

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.5%, Due 4/13	3,543,046	3,543,046	3,543,046

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
International Aluminum Corporation (IAL Acquisition Co.)[6,9] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 5.0%, Due 3/13	$2,973,711	$2,973,711	$1,864,517

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 3.8%, Due 5/12	4,031,548	4,039,311	4,027,516

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,012,749	3,000,000

Jones Stephens Corp.[6] , 9 Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,541,180	9,527,537	8,491,650

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.2%, Due 12/14	5,000,000	5,000,000	3,060,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 3.8%, Due 8/13	2,000,000	2,010,326	1,650,000

LBREP/L-Suncal Master I LLC[9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	933

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,875,156	116,255

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,600

Legacy Cabinets, Inc.[6,9] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 6.6%, Due 8/12	2,258,184	2,258,184	540,177

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan (Exit) 10.0%, Due 3/15	626,959	626,959	234,483

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.0%, Due 1/15	2,000,000	2,000,000	2,000,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.3%, Due 12/12	5,259,082	5,249,407	5,259,082

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5%, Due 6/13	1,000,000	1,000,000	1,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 4.3%, Due 6/11	$603,932	$603,932	$603,932

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/11	2,986,111	2,979,960	2,986,111

Pegasus Solutions, Inc.[12] Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0%, Due 4/14	1,200,000	1,200,000	1,200,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	4,823,583	4,823,583	4,823,583

Perseus Holding Corp.[12] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0%, Due 4/14	400,000	400,000	381,600

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 2.9%, Due 6/12	1,083,854	1,084,936	1,083,854

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,446,604	4,417,851	4,446,604

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	6,771,178	6,633,090	6,771,178

Rhodes Companies, LLC, The[6,9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,685,674	1,636,741	452,624

Rhodes Companies, LLC, The[6,9] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 13.0%, Due 11/11	2,013,977	2,018,695	12,720

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,987,094	2,943,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.7%, Due 6/13	4,293,137	4,269,127	4,293,137

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 2.6%, Due 6/12	838,694	837,659	838,694

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 2.6%, Due 6/12	1,258,041	1,256,489	1,258,041

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	$7,500,000	$7,500,000	$7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.7%, Due 6/14	3,553,201	3,553,201	3,553,201

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 8.3%, Due 7/12	736,412	738,923	736,412

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	3,653,580	3,666,039	3,653,580

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 13.8%, Due 7/13	1,750,000	1,756,053	1,750,000

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 12/14	2,000,000	2,022,398	1,970,000

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.2%, Due 10/14	3,590,407	3,472,139	3,590,407

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 4.3%, Due 4/13	4,156,168	4,156,168	4,156,168

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	470,643	470,643	470,643

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	4,469,539	4,469,539	4,469,539

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.5%, Due 6/13	1,243,577	1,238,869	1,243,577

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	2,000,000	1,941,662	2,000,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	4,132,887	4,154,352	4,132,887

WireCo WorldGroup Inc.[12] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,837,307	5,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
WireCo WorldGroup Inc. [6] , 12 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	$10,000,000	$10,000,000	$10,000,000

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 2.5%, Due 6/12	765,180	759,767	763,650

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 2.5%, Due 6/12	668,412	663,683	667,075

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 2.5%, Due 6/12	167,103	165,921	166,769

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 4.8%, Due 12/12	2,683,177	2,686,218	2,667,078

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	649,162	649,162	649,162

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0%, Due 10/12	557,254	555,816	557,253

Total Investment in Debt Securities (128% of net asset value at fair value)		$320,004,813	$317,483,699	$276,453,163

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$297,574

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	303,116

Coastal Concrete Holding II, LLC[7] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	568,570

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,510,000

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	2,135,000

Portfolio Company / Principal Business	Investment	Percentage Interest/ Shares	Cost	Value
Perseus Holding Corp.[7] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	400,000

Natural Products Group, Inc.[7] Personal and Non Durable Consumer Products (Mfg. Only)	Series A-1 Common Stock	0.5%	687,140	687,140

Total Investment in Equity Securities (3% of net asset value at fair value)			$13,543,343	$5,901,400

CLO Fund Securities CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,12,13]	Subordinated Securities, Due 1/21	22.2%	$4,716,805	$3,210,000
Katonah III, Ltd.[3,12]	Preferred Shares, Due 5/15	23.1%	4,500,000	960,000
Katonah IV, Ltd.[3,12,13]	Preferred Shares, Due 2/15	17.1%	3,150,000	490,000
Katonah V, Ltd.[3,12,13]	Preferred Shares, Due 5/15	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,8,12,13]	Subordinated Securities, Due 11/17	16.4%	4,500,000	2,190,000
Katonah VIII CLO Ltd.[3,8,12,13]	Subordinated Securities, Due 5/18	10.3%	3,400,000	2,000,000
Katonah IX CLO Ltd.[3,8,12,13]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,700,000
Katonah X CLO Ltd.[3,8,12]	Subordinated Securities, Due 4/20	33.3%	11,595,274	8,480,000
Katonah 2007-I CLO Ltd.[3,8,12]	Preferred Shares, Due 4/22	100.0%	29,953,189	26,350,000

Total Investment in CLO Equity Securities			$67,135,268	$45,381,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,8,12]	Class B-2L Notes Par Value of $10,500,000 5.5%, Due 4/22	100.0%	$1,080,394	$6,300,000

Total Investment in CLO Rated-Note			$1,080,394	$6,300,000

Total Investment in CLO Fund Securities (24% of net asset value at fair value)			$68,215,662	$51,681,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$43,308,942	$55,541,948

Total Investment in Asset Manager Affiliate (26% of net asset value at fair value)			$43,308,942	$55,541,948

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
US Bank Eurodollar Sweep CL2[3,10]	Time Deposit	0.10%	$20,054,652	$20,054,652

JP Morgan Asset Account	Time Deposit	0.07%	559	559

JP Morgan Business Money Market Account[11]	Money Market Account	0.15%	216,099	216,099

Total Investment in Time Deposit and Money Market Accounts (9% of net asset value at fair value)			$20,271,310	$20,271,310

Total Investments[5] (190% of net asset value at fair value)			$462,822,956	$409,848,821

See accompanying notes to financial statements.

1

A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2010.

2	Reflects the fair market value of all existing investments as of March 31, 2010, as determined by the Company’s Board of Directors.
3	Non-U.S. company or principal place of business outside the U.S.
4

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in collateralized loan obligation funds (“CLO Funds”).

5

The aggregate cost of investments for federal income tax purposes is approximately $463 million. The aggregate gross unrealized appreciation is approximately $20 million and the aggregate gross unrealized depreciation is approximately $73 million.

6	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
7	Non-income producing.
8	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.

9	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
10	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
11	Money market account holding restricted cash for employee flexible spending accounts.
12

These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

13	As of March 31, 2010, these CLO Fund securities were not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2009

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 5.0%, Due 6/13	$640,000	$634,264	$637,440

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.0%, Due 6/13	323,595	323,595	322,301

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.2%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/13	1,580,565	1,580,565	1,574,242

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	1,721,445

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 6.8%, Due 3/13	412,667	412,667	412,667

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 3/13	5,219,471	5,219,471	5,219,471

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 2.3%, Due 4/13	1,832,209	1,831,354	1,799,230

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.2%, Due 5/13	425,866	421,983	389,241

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.2%, Due 5/13	3,043,896	3,016,145	2,782,121

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 3.8%, Due 6/14	5,840,213	5,840,213	5,606,605

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.0%, Due 8/13	4,000,000	4,031,898	3,800,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 4.6%, Due 3/14	$1,681,287	$1,688,586	$1,681,287

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 4.5%, Due 12/12	4,017,152	3,993,498	4,017,152

Awesome Acquisition Company (CiCi’s Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,981,723	3,924,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.7%, Due 2/14	4,000,000	3,970,688	4,000,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.5%, Due 7/13	2,418,750	2,441,936	1,777,781

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 7/12	1,870,497	1,876,933	1,509,491

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	3,528,000

BP Metals, LLC (fka Constellation Enterprises) [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,383,929	4,383,929	4,383,929

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	2,741,832	2,711,990	2,741,832

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.5%, Due 3/13	1,676,743	1,672,195	1,653,269

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 3.2%, Due 9/12	7,693,290	7,709,678	7,654,824

CEI Holdings, Inc. (Cosmetic Essence)[6,9] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.1%, Due 3/13	1,454,368	1,407,135	780,116

Charlie Acquisition Corp.[9] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	10,893,401	10,777,799	635,444

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 7/14	3,916,722	3,903,782	2,882,707

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 1/15	$2,000,000	$1,972,218	$1,062,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 5.8%, Due 10/13	1,000,000	1,006,261	1,000,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 7.8%, Due 4/14	7,700,000	7,538,614	7,700,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 6.0%, Due 6/12	2,301,996	2,301,996	2,281,278

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.0%, Due 10/14	4,696,402	4,312,579	4,348,868

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 5/15	3,000,000	2,970,206	2,991,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.5%, Due 7/15	6,000,000	5,502,222	5,700,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 6.3%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 3.1%, Due 12/13	3,982,724	3,985,832	3,982,724

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.3%, Due 7/13	4,017,321	4,017,321	3,969,113

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.3%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 4.8%, Due 12/12	4,042,346	4,046,728	4,042,346

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 3.2%, Due 11/12	1,538,635	1,462,409	1,538,635

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 3.3%, Due 10/13	$3,198,000	$3,198,000	$3,198,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.0%, Due 9/14	2,440,944	2,262,445	2,174,881

Ford Motor Company[6] Automobile	Senior Secured Loan — Tranche B-1 Term Loan 3.3%, Due 12/13	1,942,429	1,940,876	1,800,631

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,007,167	2,415,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,652	2,000,000

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	89,634

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	195,377

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	60,000

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 2.7%, Due 6/14	2,925,000	2,925,000	2,442,375

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	5,000,000	4,861,123	4,490,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 10/14	1,000,000	1,000,000	1,000,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.7%, Due 4/14	3,723,929	3,605,519	3,239,818

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	2,550,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	2,699,907	2,695,103	2,699,907

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.5%, Due 4/13	$3,543,046	$3,543,046	$3,521,787

International Aluminum Corporation (IAL Acquisition Co.)[6,9] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 5.0%, Due 3/13	2,973,711	2,973,711	1,987,926

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — First Lien Term Loan 3.8%, Due 5/12	4,034,281	4,042,948	3,852,738

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,013,753	3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,541,180	9,526,158	8,491,650

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,060,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 3.8%, Due 8/13	2,000,000	2,011,080	1,622,000

LBREP/L-Suncal Master I LLC[9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	1,000

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,873,404	116,255

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,500

Legacy Cabinets, Inc.[6,9] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 6.6%, Due 8/12	2,258,184	2,258,184	537,416

Levlad, LLC & Arbonne International, LLC[6,9] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.8%, Due 3/14	2,660,729	2,660,729	1,341,007

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.0%, Due 1/15	2,000,000	2,000,000	1,978,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.3%, Due 12/12	5,754,849	5,743,304	5,622,487

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5%, Due 6/13	$1,000,000	$1,000,000	$1,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,300,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,100,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - First Lien 7.8%, Due 12/12	7,650,000	7,650,000	7,650,000

Northeast Biofuels, LP6, 9 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.8%, Due 6/13	1,382,120	1,383,944	208,369

Northeast Biofuels, LP6, 9 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.8%, Due 6/13	57,257	57,333	8,632

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 4.3%, Due 6/11	632,022	632,022	632,022

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/11	3,125,000	3,117,290	3,125,000

Pegasus Solutions, Inc.[9,10] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	1,710,000

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	4,863,083	4,863,083	4,863,083

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 2.7%, Due 6/12	1,087,032	1,088,240	1,060,944

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,540,186	4,509,168	4,540,186

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 12.0%, Due 6/14	6,650,000	6,503,858	6,650,000

Rhodes Companies, LLC, The[6,9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,685,674	1,636,741	298,241

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Rhodes Companies, LLC, The[6,9] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 13.0%, Due 11/11	$2,013,977	$2,019,403	$12,720

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,986,206	2,862,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.7%, Due 6/13	4,304,174	4,278,271	4,231,003

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.2%, Due 6/12	838,694	837,545	829,469

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.2%, Due 6/12	1,258,041	1,256,317	1,244,203

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.7%, Due 6/14	3,563,166	3,563,166	3,563,166

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 8.3%, Due 7/12	738,349	741,143	738,349

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	3,663,267	3,677,125	3,663,267

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 13.8%, Due 7/13	1,750,000	1,756,512	1,750,000

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 12/14	2,000,000	2,023,571	1,894,000

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.2%, Due 10/14	3,590,407	3,465,781	3,590,407

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 4.3%, Due 4/13	4,291,879	4,291,879	4,218,917

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	526,500	526,500	526,500

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.8%, Due 12/12	$5,000,000	$5,000,000	$5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.5%, Due 6/13	1,243,577	1,238,507	1,243,577

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	2,000,000	1,938,058	2,000,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	4,132,887	4,155,678	4,132,887

WireCo WorldGroup Inc.[10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,829,054	5,100,000

WireCo WorldGroup Inc.[6,10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,200,000

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 2.5%, Due 6/12	767,269	761,240	743,484

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 0.1%, Due 6/12	668,412	663,160	647,691

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.2%, Due 6/12	167,103	165,790	161,923

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 4.8%, Due 12/12	2,683,177	2,686,492	2,591,949

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	649,162	649,162	649,162

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 10/12	581,053	579,407	569,432

Total Investment in Debt Securities (138% of net asset value at fair value)		$344,924,114	$342,056,023	$297,356,529

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$350,280

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,361	202,396

Coastal Concrete Holding II, LLC[7] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,625	568,570

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,456,000

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	2,136,000

Total Investment in Equity Securities (2% of net asset value at fair value)			$12,365,603	$4,713,246

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10,11]	Subordinated Securities, Due 1/21	22.2%	$4,715,858	$2,780,000
Katonah III, Ltd.[3,10]	Preferred Shares, Due 5/15	23.1%	4,500,000	950,000
Katonah IV, Ltd.[3,10,11]	Preferred Shares, Due 2/15	17.1%	3,150,000	290,000
Katonah V, Ltd.[3,10,11]	Preferred Shares, Due 5/15	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,8,10,11]	Subordinated Securities, Due 11/17	16.4%	4,500,000	1,840,000
Katonah VIII CLO Ltd.[3,8,10,11]	Subordinated Securities, Due 5/18	10.3%	3,400,000	1,760,000
Katonah IX CLO Ltd.[3,8,10,11]	Preferred Shares, Due 1/19	6.9%	2,000,000	1,560,000
Katonah X CLO Ltd. [3,8,10]	Subordinated Securities, Due 4/20	33.3%	11,589,830	8,280,000
Katonah 2007-I CLO Ltd.[3,8,10]	Preferred Shares, Due 4/22	100.0%	29,940,867	27,100,000

Total Investment in CLO Equity Securities			$67,116,555	$44,561,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,8,10]	Class B-2L Notes Par Value of $10,500,000 5.3%, Due 4/22	100.0%	$1,078,494	$4,410,000

Total Investment in CLO Rated-Note			$1,078,494	$4,410,000

Total Investment in CLO Fund Securities (23% of net asset value at fair value)			$68,195,049	$48,971,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$40,751,511	$58,064,720

Total Investment in Asset Manager Affiliate (27% of net asset value at fair value)			$40,751,511	$58,064,720

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
Time Deposits and Money Market Account
JP Morgan Asset Account	Time Deposit	0.07%	$126	$126

Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$126	$126

Total Investments[5] (189% of net asset value at fair value)			$463,368,312	$409,105,621

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

See accompanying notes to financial statements.

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

5

The aggregate cost of investments for federal income tax purposes is approximately $547 million. The aggregate gross unrealized appreciation is approximately $79 million and the aggregate gross unrealized depreciation is approximately $363 million.

6	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
7	Non-income producing.
8	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.
9	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
10

These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. These securities may be resold in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended, normally to qualified institutional buyers.

11	As of December 31, 2009, these CLO Fund securities were not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

	Three Months Ended March 31,
	2010	2009
		(as restated)

Per Share Data:
Net asset value, at beginning of period	$9.56	$9.03
Net income (loss)
Net investment income[1]	0.11	0.30
Net realized losses[1]	(0.10)	(0.09)
Net change in unrealized appreciation/depreciation on investments [1]	0.02	0.14

Net income	0.03	0.35
Net increase in net assets relating to stock-based transactions
Issuance of common stock under dividend reinvestment plan	0.02	0.02
Stock based compensation expense	0.01	0.01

Net increase in net assets relating to stock-based transactions	0.03	0.03

Net asset value, end of period	$9.62	$9.41

Total net asset value return[2]	6.5%	4.2%
Ratio/Supplemental Data:
Per share market value at beginning of period	$3.64	$3.64
Per share market value at end of period	$5.66	$3.06
Total market return[3]	55.5%	(15.9)%
Shares outstanding at end of period	22,475,339	21,910,452
Net assets at end of period	$216,210,807	$206,120,270
Portfolio turnover rate[4]	0.9%	0.6%
Average debt outstanding	$203,292,118	$254,278,940
Asset coverage ratio	209%	184%
Ratio of net investment income to average net assets[5]	4.8%	12.8%
Ratio of total expenses to average net assets[5]	8.2%	6.0%
Ratio of interest expense to average net assets[5]	5.0%	3.0%
Ratio of non-interest expenses to average net assets[5]	3.1%	3.0%

1	Based on weighted average number of common shares outstanding for the period.
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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of March 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

The accompanying unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “Commission” or the “SEC”).

The financial statements reflect all adjustments, both normal and recurring as well as restatement adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the financial statements requires management to

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

make significant estimates and assumptions including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

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

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. Note 4 reflects the amended disclosure requirements. The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company is evaluating the increased disclosure requirements for implementation by the effective date. Since this new guidance only amends the disclosures requirements, it did not impact our statements of financial position, statements of operations, or cash flow statements.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The majority of the Company’s investment portfolio is composed of debt and equity securities with unique contract terms and conditions and/or complexity that requires a valuation of each individual investment that considers multiple levels of market and asset specific inputs, including historical and forecasted financial and operational performance of the individual investment, projected cash flows, market multiples, comparable market transactions, the priority of the security compared with those of other securities for such issuers, credit risk, interest rates, and independent valuations and reviews

Loans and Debt Securities. To the extent that the Company’s investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, most of the Company’s investments are illiquid investments with little or no trading activity. Further, the Company has been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments the Company owns. As a result, for most of its assets, the Company determines fair value using alternative methodologies using available market data, as adjusted, to reflect the types of assets the Company owns, their structure, qualitative and credit attributes and other asset specific characteristics.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The significant inputs used to determine the fair value of equity and equity-related securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity and equity related securities are classified as Level III, as described in Note 4, “Investments” below, when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies are applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Cash. The Company defines cash as demand deposits. The Company places its cash and with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

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

Interest Income. Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2010, eight issuers representing approximately 3% of total investments at fair value were considered in default.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing as a component of interest expense. At March 31, 2010, there was an unamortized debt issuance cost of approximately $412,000 included in other assets in the accompanying balance sheet. Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $206,000 for each period.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three months ended March 31, 2010 and 2009:

	For the Three Months ended March 31,
	2010	2009
Net increase (decrease) in stockholders’ equity from operations	$1,594,909	$8,895,499

Net income (loss) from operations allocated to non-vested share awards	21,469	135,973

Distributable earnings available to common stockholders	$1,573,440	$8,759,526

Weighted average number of common shares outstanding for basic EPS computation	22,445,457	21,867,006
Effect of dilutive securities - stock options	—	—

Weighted average number of common and common stock equivalent shares outstanding for diluted EPS computation	22,445,457	21,867,006

Basic and diluted earnings per common shares:
Net income (loss) from operations	$0.07	$0.40

Net income (loss) from operations allocated to non-vested share awards	—	0.01

Net increase (decrease) in stockholders’ equity from operations	$0.07	$0.41

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

Options to purchase 40,000 and 20,000 shares were not included in the computation of diluted earnings per share for the periods ended March 31, 2010 and 2009, respectively, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

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

The following table shows the Company’s portfolio by security type at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$20,055,211	$20,055,211	9%	$126	$126	—%
Money Market Account	216,099	216,099	—	—	—	—
Senior Secured Loan	159,661,792	143,269,131	67	179,425,767	159,075,586	74
Junior Secured Loan	127,591,676	113,403,940	52	129,016,237	114,920,499	54
Mezzanine Investment	25,623,318	15,528,492	7	28,606,852	19,235,444	9
Senior Subordinated Bond	4,206,913	3,870,000	2	3,007,167	2,415,000	1
Senior Unsecured Bond	—	—	—	2,000,000	1,710,000	1
Preferred Stock	400,000	381,600	—	—	—	—
CLO Fund Securities	68,215,662	51,681,000	24	68,195,049	48,971,000	23
Equity Securities	13,543,343	5,901,400	3	12,365,603	4,713,246	2
Affiliate Asset Managers	43,308,942	55,541,948	26	40,751,511	58,064,720	27

Total	$462,822,956	$409,848,821	190%	$463,368,312	$409,105,621	191%

¹	Calculated as a percentage of NAV.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010 (unaudited)			December 31, 2009
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$21,116,462	$20,532,146	9%	$33,652,058	$33,416,670	16%
Asset Management Companies[2]	43,308,942	55,541,948	26	40,751,511	58,064,720	27
Automobile	1,933,489	1,876,891	1	1,940,876	1,800,631	1
Broadcasting and Entertainment	2,987,094	2,943,000	1	2,986,206	2,862,000	1
Buildings and Real Estate[3]	36,500,960	9,995,363	5	36,498,537	9,840,946	5
Cargo Transport	12,785,017	12,757,139	6	13,389,865	13,359,403	6
Chemicals, Plastics and Rubber	3,972,425	4,000,000	2	3,970,688	4,000,000	2
CLO Fund Securities	68,215,662	51,681,000	24	68,195,049	48,971,000	23
Containers, Packaging and Glass	7,052,060	7,027,516	3	7,056,701	6,852,738	3
Diversified/Conglomerate Manufacturing	4,035,783	4,031,772	2	4,046,728	4,042,346	2
Diversified/Conglomerate Service	15,363,552	14,020,819	6	15,382,035	14,350,438	7
Ecological	2,688,569	2,692,930	1	2,695,103	2,699,907	1
Electronics	14,859,724	14,673,152	7	14,874,472	14,407,265	7
Farming and Agriculture	—	—	—	1,441,277	217,001	—
Finance	4,061,481	4,019,544	2	5,460,445	5,372,881	3
Healthcare, Education and Childcare	38,395,313	39,451,220	18	41,647,084	42,177,498	20
Home and Office Furnishings, Housewares, and Durable Consumer Goods	20,528,151	18,887,774	9	20,694,006	18,080,134	8
Hotels, Motels, Inns and Gaming	3,439,031	3,235,959	1	3,438,128	3,171,363	1
Insurance	4,868,323	3,735,000	2	4,861,123	4,490,000	2
Leisure, Amusement, Motion Pictures, Entertainment	13,209,222	13,178,473	6	14,572,761	14,227,907	7
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	33,000,574	31,896,379	15	33,015,472	31,956,312	15
Mining, Steel, Iron and Non-Precious Metals	13,904,633	12,933,526	6	13,861,498	13,021,854	6
Oil and Gas	5,998,747	6,000,000	3	5,998,652	6,000,000	3
Personal and Non Durable Consumer Products (Mfg. Only)	13,078,674	8,675,698	4	14,424,931	9,146,146	4
Personal, Food and Miscellaneous Services	14,768,752	4,528,492	2	14,759,522	4,559,444	2
Printing and Publishing	22,597,908	22,470,153	10	23,867,184	23,506,057	11
Retail Stores	3,543,046	3,543,046	2	3,543,046	3,521,787	2
Time Deposits and Money Market Account	20,271,310	20,271,310	9	126	127	—
Utilities	16,338,052	15,248,571	8	16,343,228	14,989,047	6

Total	$462,822,956	$409,848,821	190%	$463,368,312	$409,105,621	191%

1	Calculated as a percentage of NAV.
2	Represents Katonah Debt Advisors and related asset manager affiliates.
3

Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2010 and December 31, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities) or companies providing mortgage lending.

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

At March 31, 2010 and December 31, 2009, approximately 18% and 12%, respectively, of the Company’s investments were foreign assets (which includes the Company’s investments in CLO Funds, which are typically domiciled outside the U.S., the Company’s investments in foreign assets, represented approximately 13% and 12% of its portfolio on such dates, respectively).

At March 31, 2010 and December 31, 2009, the Company’s ten largest portfolio companies represented approximately 39% and 37%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors, which is its wholly-owned portfolio company, represented 14% and 14% of the total fair value of the Company’s investments at March 31, 2010 and December 31, 2009, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 19% and 19% of the total fair value of its investments at March 31, 2010 and December 31, 2009, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of March 31, 2010 and December 31, 2009, the Company had approximately $45 million and $45 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of March 31, 2010 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $22 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2009 was approximately $67 million, and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $23 million.

        In May 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). The Company purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of March 31, 2010 were approximately $6 million, $1 million, and $5 million, respectively, and at December 31, 2009, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $4 million, $1 million, and $3 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of March 31, 2010 (unaudited) and December 31, 2009, respectively:

	As of March 31, 2010 (unaudited)
	Level I	Level II	Level III	Total
Time deposits and money market account	$—	$20,271,310	$—	$20,271,310
Debt securities	—	—	276,453,163	276,453,163
CLO fund securities	—	—	51,681,000	51,681,000
Equity securities	—	—	5,901,400	5,901,400
Asset manager affiliates	—	—	55,541,948	55,541,948

	As of December 31, 2009
	Level I	Level II	Level III	Total
Time deposits and money market account	$—	$126	$—	$126
Debt securities	—	—	297,356,529	297,356,529
CLO fund securities	—	—	48,971,000	48,971,000
Equity securities	—	—	4,713,246	4,713,246
Asset manager affiliates	—	—	58,064,720	58,064,720

The following tables summarize the Level III investments by valuation procedure as of March 31, 2010 (unaudited) and December 31, 2009, respectively:

	As of March 31, 2010 (unaudited)
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public / private company comparables	71	—	—	14	85
Discounted cash flow	—	13	—	—	13
Residual enterprise value	—	—	2	—	2

Total	71%	13%	2%	14%	100%

	As of December 31, 2009
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public / private company comparables	73	—	—	14	87
Discounted cash flow	—	12	—	—	12
Residual enterprise value	—	—	1	—	1

Total	73%	12%	1%	14%	100%

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Three Months Ended March 31, 2010 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	121,942	20,613	—	—	142,555
Purchases (sales), net	(22,422,125)	—	1,177,740	2,557,431	(18,686,954)

Total loss realized and unrealized included in earnings	1,396,817	2,689,387	10,414	(5,080,203)	(983,585)

Balance, March 31, 2010	$276,453,163	$51,681,000	$5,901,400	$55,541,948	$389,577,511

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$3,668,958	$2,689,387	$10,414	$(5,080,203)	$1,288,556

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Year Ended December 31, 2009
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	964,724	742,204	—	—	1,706,928
Purchases (sales), net	(70,717,418)	1,076,250	8,625,625	4,018,309	(56,997,234)

Total loss realized and unrealized included in earnings	13,250,216	12,512,546	(8,999,891)	(688,401)	16,074,470

Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$25,300,586	$12,512,546	$(7,485,064)	$1,526,668	$31,854,736

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of March 31, 2010, Katonah Debt Advisors and its affiliates had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At March 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $56 million.

        As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components—a senior management fee and a subordinated management fee. At March 31, 2010, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management) are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. As of March 31, 2010, approximately $6 million of subordinated management fees have been accrued and Katonah Debt Advisors currently expects a portion of such fees to be paid to it within the next year. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors. In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management were integrated within the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors. As of March 31, 2010, Scott’s Cove had approximately $131 million of assets under management.

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

At March 31, 2010 there were no intercompany balances with our affiliates, and at December 31, 2009 a net amount due from affiliates totaled approximately $44,000.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2010	As of December 31, 2009
Secured revolving credit facility, $275 million commitment due September 29, 2010[1]	$198,648,255	$218,050,363

1	September 29, 2010 is the last day of the amortization period that the Company has challenged as being wrongfully commenced.

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As a result of the assertion of BMO Capital Markets Corp., as the agent (the “Agent”), that a Termination Event occurred under the LFSA, since June 2009 interest under the LFSA has been calculated at a higher default rate (equal to 0.85% above the prime rate plus 0.75%).

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value of Debt. The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $200 million and $218 million at March 31, 2010 and December 31, 2009, respectively. The fair value of the Company’s debt was determined based on market interest rates for similar instruments as of the balance sheet dates.

Advances under the Facility (to the extent available to the Company) are used by the Company primarily to make additional investments. The Facility is secured by loans acquired by the Company with the advances under the Facility. The Company borrows under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding.

In connection with the Facility, the Company is party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among the Company, as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower (“KCAP Funding” or the “Borrower”), the Agent, U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other lender parties and other parties thereto.

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

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company's leverage ratio did not exceed 1:1.

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the leverage ratio. However, as described above, the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement referred to elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving alleged Termination Events. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company and the Borrower were unsuccessful in obtaining court relief, they could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect the Company’s business, liquidity, financial condition and results of operations.

The Company estimates that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the three months ended March 31, 2010 and 2009 was approximately $203 million and $254 million, respectively. For the three months ended March 31, 2010 and 2009, the weighted average interest rate on weighted

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

average outstanding borrowings was approximately 5% and 2%, respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of March 31, 2010, the Company had restricted cash and time deposit balances of approximately $15 million which it maintained in accordance with the terms of the Facility.

7. DISTRIBUTABLE TAX INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2010). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, however, the Company may incur a U.S. federal excise for the calendar year 2009.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the nine months ended March 31, 2010:

Three Months Ended
March 31, 2010
(unaudited)
Net increase in stockholders’ equity resulting from operations	$1,594,909
Net change in unrealized (appreciation) on investments	(1,288,556)
Excess capital losses over capital gains	2,272,141
Income not on GAAP books currently taxable	503,413
Income not currently taxable	(19,217)
Expenses not currently deductible	150,316
Expenses not on GAAP books currently deductible	(3,667)

Taxable income before deductions for distributions	$3,209,339

Taxable income before deductions for distributions per weighted average shares for the period	$0.14

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

At March 31, 2010, the Company had a net capital loss carryforward of $18.7 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

For the quarter ended March 31, 2010, the Company declared a dividend on March 19, 2010 of $0.17 per share for a total of approximately $4 million. The record date was April 7, 2010 and the dividend was distributed on April 29, 2010.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both March 31, 2010 and December 31, 2009, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $640,000 was funded as of March 31, 2010 and $640,000 was funded as of December 31, 2009.

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

9. LIQUIDITY

As discussed in Note 6, the Company is currently using any income generated by the assets collateralizing its secured credit Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if it wants to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, it is required to distribute to the shareholders substantially

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

all of its investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $273 million represent approximately 65% of the Company’s total assets (at fair value) at March 30, 2010 and contributed approximately 62% of the Company’s investment income for the quarter ended March 31, 2010. Because the Company is using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, the Company may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain its RIC status. In addition, at the end of the amortization period (which the Company has challenged as being wrongfully commenced), the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect the Company’s business, liquidity, financial condition and results of operations. The Company expects that its cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, the Company’s wholly-owned portfolio company, will be adequate to meet the Company’s liquidity needs and distribution requirements over the next twelve months.

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

10. STOCKHOLDERS’ EQUITY

On April 28, 2008, the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting. During the year ended December 31, 2009, the Company issued 501,873 shares under DRIP and 122,333 shares of restricted stock were exercised and converted to common stock. During the three months ended March 31, 2010, the Company issued 112,058 shares of common stock under its dividend reinvestment plan. The total number of shares issued and outstanding as of March 31, 2010 and December 31, 2009 was 22,475,339 and 22,363,281, respectively.

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

Stock Options

        On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period. During the year ended December 31, 2008, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary. During the year ended December 31, 2009, 20,000 additional options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $4.93, with a risk free rate of 4.3% with a volatility rate of 41% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of December 31, 2009, 40,000 options to non-employee directors remained outstanding. During the three months ended March 31, 2010, no such options were forfeited. As of March 31, 2010, 40,000 total options were outstanding, 30,000 of which were exercisable. The options have an estimated remaining contractual life of 8 years and 8 months.

Information with respect to options granted, exercised and forfeited under the Plan for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value at March 31, 2010[1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—	$—
Forfeited	(1,315,000)	$15.52

Outstanding at December 31, 2008	20,000	$11.97
Granted	20,000	$4.93
Exercised	—	$—
Forfeited	—	$—

Outstanding at December 31, 2009	40,000	$8.45
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2010	40,000	$8.45	8.7	$—

Total vested at March 31, 2010	30,000	$9.62	8.5

[1]	Represents the difference between the market value of the options at March 31, 2010 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the three months ended March 31, 2010 and March 31, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $2,000 and $3,750, respectively. At March 31, 2010, the Company had approximately $2,000 of compensation cost related to unvested stock-based awards, the cost for which is expected to be recognized over a weighted average period of 3 months.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Company’s 2006 Equity Incentive Plan, as amended and the board of directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. On

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

August 5, 2009, the board of directors approved the grant of an additional 84,889 shares of restricted stock to a certain executive officer of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive one share of restricted stock for every five options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of March 31, 2010, 125,333 of such shares were vested and converted to common shares, and 117,000 of such shares had yet to vest. The remaining 16,667 shares have been forfeited.

During the three months ended March 31, 2010, no shares of restricted stock were vested and converted to common shares. As of March 31, 2010, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 40,000 shares of common stock outstanding and there were 302,139 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the three months ended March 31, 2010 is as follows:

	Non-Vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2008	339,583	$10.83
Granted	84,889	$5.89
Vested	(122,333)	$10.37
Forfeited	—	$—

Non-vested shares outstanding at December 31, 2009	302,139	$9.63
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Outstanding at March 31, 2010	302,139	$9.63

Total non-vested shares at March 31, 2010	302,139	$9.63

For the three months ended March 31, 2010, non-cash compensation expense related to restricted stock was approximately $218,000; of this amount approximately $148,000 was expensed at the Company and approximately $70,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the three months ended March 31, 2009, non-cash compensation expense related to restricted stock was approximately $232,000; of this amount approximately $162,000 was expensed at the Company and approximately $70,000 was a reimbursable expense allocated to Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2010, there was approximately $1 million of total unrecognized compensation cost related to nonvested share-based awards. That cost is expected to be recognized over a weighted average period of 2.1 years.

12. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the three months ended March 31, 2010 and 2009 the Company made contributions to the 401K Plan of approximately $14,000 and $6,000, respectively. At March 31, 2010, the Company had approximately $ 1 million of compensation cost related to unvested restricted stock based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 2.1 years.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three months ended March 31, 2010 and March 31, 2009, the Company made no contributions to the Pension Plan.

13. SUBSEQUENT EVENTS

On March 19, 2010, the Company declared a cash dividend of $0.17 per share of common stock. The dividends were paid on April 29, 2010 to the stockholders of record as of the close of business on April 7, 2010.

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

•

the impact of material weaknesses and significant deficiencies, including the material weaknesses referred to in this Quarterly Report, or our ability to report our financial condition and results of operations accurately or on a timely basis;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report.

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of March 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at March 31, 2010 was $9.62. On March 31, 2010, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $5.66.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $9.62 and $9.56 as of March 31, 2010 and December 31, 2009, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	March 31, 2010		December 31, 2009
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$20,055,211	$0.89	$126	$—
Investments in money market accounts	216,099	0.01	—	—
Investments in debt securities	276,453,163	12.30	297,356,529	13.30
Investments in CLO Fund securities	51,681,000	2.30	48,971,000	2.19
Investments in equity securities	5,901,400	0.26	4,713,246	0.21
Investments in asset manager affiliates	55,541,948	2.47	58,064,720	2.60
Cash	492,255	0.02	4,140,408	0.18
Restricted Cash	2,474,052	0.12	18,696,023	0.84
Other assets	4,264,592	0.19	7,474,005	0.33

Total Assets	$417,079,720	$18.56	$439,416,057	$19.65

Borrowings	$198,648,255	$8.84	$218,050,363	$9.75

Other liabilities	2,220,657	0.10	7,469,970	0.34

Total Liabilities	$200,868,912	$8.94	$225,520,333	$10.09

NET ASSET VALUE	$216,210,808	$9.62	$213,895,724	$9.56

¹	Our balance sheet at fair value and resulting NAV are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than NAV per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of NAV and individual investors may weight certain balance sheet items differently in performing an analysis of the Company.

Please refer to the “—Investment Portfolio” below for a further description of our investment portfolio and the fair value thereof.

Leverage

We use borrowed funds, known as “leverage,” to make investments in an attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts if our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of March 31, 2010, we had approximately $199 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 209%, above the minimum asset coverage level generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Under the Facility, we are subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to our GAAP stockholders’ equity balance. As of April 30, 2010, our leverage ratio did not exceed 1:1.

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in Part I, “Item 1. Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement referred to elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect the Company’s business, liquidity, financial condition and results of operations.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

Investment Portfolio Summary Attributes as of and for the Three Months Ended March 31, 2010

Our investment portfolio generates net investment income which is generally used to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $6 million, which comprises approximately 1% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Results of Operations” for a more detailed description) as of and for the three months ended March 31, 2010:

Debt Securities

•	represent approximately 68% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (52% and 41% of debt securities, respectively);

•	spread across 25 different industries and 71 different entities;

•	average balance per investment of approximately $4 million;

•	all but eight issuers are current on their debt service obligations; and

•	weighted average interest rate of 5.5%.

CLO Fund Securities (as of the last monthly trustee report prior to March 31, 2010 unless otherwise specified)

•	represent approximately 13% of total investment portfolio at March 31, 2010;

•	88% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 12% of CLO Fund Securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	ten different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and

•	six CLO Fund securities, representing 19% of all such securities at fair value or 2% of total investments at fair value, are not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 14% of total investment portfolio;

•	represents our 100% ownership of a CLO Fund manager focused on corporate credit investing;

•	has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the three months ended March 31, 2010, Katonah Debt Advisors had pre-tax net income of approximately $693,000; and

•	for the three months ended March 31, 2010, Katonah Debt Advisors made no distributions in the form of a dividend which is recognized as current earnings by the Company.

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

Net Change in Unrealized Depreciation on Investments

During the three months ended March 31, 2010, our investments had a net change in unrealized appreciation of approximately $1 million. The net change in unrealized appreciation for the three months ended March 31, 2010 is primarily due to (i) an approximate $4 million net increase in the market value of certain broadly syndicated loans as a result of current market conditions; (ii) an approximate $3 million increase in the net value of CLO Fund securities; and (iii) an approximate $5 million decrease in the unrealized appreciation of Katonah Debt Advisors.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended March 31, 2010 and 2009 was an increase of approximately $2 million and $9 million, respectively, or an increase of $0.07 and $0.40 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2010 and 2009, net investment income and realized gains (losses) was approximately $306,000 and $4 million, respectively, or $0.01 and $0.20, per share, respectively.

Dividends

For the three months ended March 31, 2010, we declared a $0.17 dividend per share. As a result, there was a dividend distribution of approximately $5 million for the first quarter declaration, which was booked in the second quarter.

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

	Dividend	Declaration Date	Record Date	Pay Date
2010:
First quarter	$0.17	3/19/2010	4/7/2010	4/29/2010

2009:
Fourth quarter	$0.20	12/15/2009	12/28/2009	1/25/2010
Third quarter	0.24	9/24/2009	10/9/2009	10/29/2009
Second quarter	0.24	6/12/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009

Total declared for 2009	$0.92

2008:
Fourth quarter	$0.27	12/19/2008	12/31/2008	1/29/2009
Third quarter	0.35	9/19/2008	10/9/2008	10/28/2008
Second quarter	0.41	6/13/2008	7/9/2008	7/28/2008
First quarter	0.41	3/14/2008	4/8/2008	4/28/2008

Total declared for 2008	$1.44

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the three months ended March 31, 2010, Katonah Debt Advisors had pre-tax net income of approximately $693,000 and made no distributions to us. For the three months ended March 31, 2009, Katonah Debt Advisors had an approximate $139,000 pre-tax net income and made no distributions to us; dividends are recorded as declared by Katonah Debt Advisors as income on our statement of operations.

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

The following table shows the Company’s portfolio by security type at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$20,055,211	$20,055,211	5%	$126	$126	—%
Money Market Account	216,099	216,099	—	—	—	—
Senior Secured Loan	159,661,792	143,269,131	35	179,425,767	159,075,586	39
Junior Secured Loan	127,591,676	113,403,940	28	129,016,237	114,920,499	28
Mezzanine Investment	25,623,318	15,528,492	4	28,606,852	19,235,444	5
Senior Subordinated Bond	4,206,913	3,870,000	1	3,007,167	2,415,000	1
Senior Unsecured Bond	—	—	—	2,000,000	1,710,000	—
Preferred Stock	400,000	381,600	—	—	—	—
CLO Fund Securities	68,215,662	51,681,000	13	68,195,049	48,971,000	12
Equity Securities	13,543,343	5,901,400	1	12,365,603	4,713,246	1
Affiliate Asset Managers	43,308,942	55,541,948	13	40,751,511	58,064,720	14

Total	$462,822,956	$409,848,821	100%	$463,368,312	$409,105,621	100%

¹	Represents percentage of total portfolio at fair value.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy, were adopted by us in the first quarter of 2010. Note 4 – Investments reflects the amended disclosure requirements. The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. The Company is evaluating the increased disclosure requirements for implementation by the effective date. Since this new guidance only amends the disclosures requirements, it did not impact our statements of financial position, statements of operations, or cash flow statements.

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

At March 31, 2010, the our investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 5.5%.

The investment portfolio (excluding our investment in asset manager affiliates and CLO Funds) at March 31, 2010 was spread across 25 different industries and 72 different entities with an average balance per entity of approximately $4 million. As of March 31, 2010, all but six of our portfolio companies were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At March 31, 2010, approximately 18% of our investments were foreign assets (which includes our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 13% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At March 31, 2010, our ten largest portfolio companies represented approximately 39% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 14% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 19% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2010, we had approximately $52 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund securities as of March 31, 2010 and December 31, 2009 are as follows:

			March 31, 2010		December 31, 2009
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,716,805	$3,210,000	$4,715,858	$2,780,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	960,000	4,500,000	950,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1	3,150,000	490,000	3,150,000	290,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2,3]	Subordinated Securities	16.4	4,500,000	2,190,000	4,500,000	1,840,000
Katonah VIII CLO Ltd.[2,3]	Subordinated Securities	10.3	3,400,000	2,000,000	3,400,000	1,760,000
Katonah IX CLO Ltd.[2,3]	Preferred Shares	6.9	2,000,000	1,700,000	2,000,000	1,560,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,595,274	8,480,000	11,589,830	8,280,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	29,953,189	26,350,000	29,940,867	27,100,000
Katonah 2007-1 CLO Ltd.[2]	Class B-2L Notes	100.0	1,080,394	6,300,000	1,078,494	4,410,000

Total			$68,215,662	$51,681,000	$68,195,049	$48,971,000

¹	Represents percentage of class held.
²	An affiliate CLO Fund managed by Katonah Debt Advisors.
³	As of March 31, 2010, these CLO Fund securities were not providing a dividend distribution.

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

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation Of Portfolio Investments”) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation Of Portfolio Investments”) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee report as of March 31, 2010:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	228	169	32	$1,208,828	$1,630,845
Katonah III, Ltd.	278	170	30	1,269,369	2,075,792
Katonah IV, Ltd.	247	164	27	1,001,737	1,508,714
Katonah V, Ltd.	281	189	30	573,517	852,689
Katonah VII CLO Ltd.	258	197	33	1,307,892	1,712,874
Katonah VIII CLO Ltd.	273	201	33	1,378,528	1,872,329
Katonah IX CLO Ltd.	266	204	33	1,542,124	2,010,808
Katonah X CLO Ltd.	256	200	32	1,879,876	2,406,242
Katonah 2007-1 CLO Ltd.	217	174	31	1,414,304	1,763,816

¹	All data from most recent trustee reports as of March 31, 2010.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of March 31, 2010 were approximately $6 million, $1 million, and $5 million, respectively, and at December 31, 2009, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $4 million, $1 million, and $3 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of March 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of par value of assets under management on which it earns management fees, and was valued at approximately $56 million.

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

The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee. At March 31, 2010, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, certain CLO Funds (representing approximately $1.2 billion of the $2.1 billion of Katonah Debt Advisors’ assets under management), are not paying their subordinated management fee. These subordinated management fees, totaling approximately $4 million per year, have been restricted from being paid as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund (and on the books of Katonah Debt Advisors), and will be payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. As of March 31, 2010, approximately $6 million of subordinated management fees have been accrued and Katonah Debt Advisors currently expects a portion of such fees to become payable to it within the next year. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2010 and for the year ended December 31, 2009 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,089,365	$54,734,812	$448,323,184
2009 Activity:
Purchases / originations / draws	$4,369,834	$1,076,250	$8,625,627	$4,018,309	$18,940,558
Pay-downs / pay-offs / sales	(72,227,405)	—	—	—	(72,227,405)
Net accretion of discount	964,724	742,204	—	—	1,706,928
Net realized losses	(12,050,370)	—	(1,516,682)	(2,215,069)	(15,782,121)
Increase (decrease) in fair value	25,300,586	12,512,546	(7,485,064)	1,526,668	31,854,736

Fair Value at December 31, 2009	297,356,529	48,971,000	4,713,246	58,064,720	409,105,495
Year to Date 2010 Activity:
Purchases / originations / draws	2,420,620	—	1,177,740	2,557,431	6,155,791
Pay-downs / pay-offs / sales	(24,842,746)	—	—	—	(24,842,746)
Net accretion of discount	121,943	20,613	—	—	142,556
Net realized losses	(2,272,141)	—	—	—	(2,272,141)
Increase (decrease) in fair value	3,668,958	2,689,387	10,414	(5,080,203)	1,288,556

Fair Value at March 31, 2010	$276,453,163	$51,681,000	$5,901,400	$55,541,948	$389,577,511

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2010 and 2009 as restated.

Investment Income

Investment income for the three months ended March 31, 2010 and 2009 was approximately $7 million and $9 million, respectively. Of this amount, approximately $5 million and $7 million, respectively, was attributable to interest income on our loan and bond investments. For the three months ended March 31, 2010 and 2009, approximately $2 million and $3 million, respectively, of investment income was attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of March 31, 2010, our investment in Katonah Debt Advisors was approximately $56 million. For the three months ended March 31, 2010 and 2009, Katonah Debt Advisors had pre-tax net income of approximately $693,000 and net loss of $9,000, respectively. For the three months ended March 31, 2010 and 2009, Katonah Debt Advisors made no distributions of net income.

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

Expenses

Total expenses for the three months ended March 31, 2010 and 2009 were approximately $4 million and $3 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $3 million and $2 million on average debt outstanding of $203 million and $254 million, respectively. Approximately $788,000 and $801,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009, other expenses included approximately $901,000 and $690,000, respectively, for professional fees, insurance, administrative and other. For the three months ended March 31, 2010 and 2009, administrative and other costs totaled approximately $290,000 and $262,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

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

Net Unrealized Appreciation on Investments

During the three months ended March 31, 2010 and 2009, our total investments had a change in net unrealized appreciation of approximately $1 million and $4 million, respectively. For the three months ended March 31, 2010, Katonah Debt Advisors had a change in unrealized depreciation of approximately $5 million, offset by our middle market portfolio of debt securities, equity securities and CLO Fund securities, which had a change in unrealized appreciation of approximately $6 million. For the three months ended March 31, 2009, Katonah Debt Advisors had a change in unrealized appreciation of approximately $1 million and our middle market portfolio of debt securities, equity securities and CLO Fund securities had a change in unrealized appreciation of approximately $3 million.

Net Increase in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2010 was approximately $2 million, or $0.07, per share. The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2009 was approximately $9 million or $0.41, per share.

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

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. As of March 31, 2010, we had $199 million of outstanding borrowings and our asset coverage was 209%, which is above the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt.

As of March 31, 2010 and December 31, 2009, the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2010	December 31, 2009

Cash	$492,255	$4,140,408
Time Deposits	20,055,211	126
Money Market Accounts	216,099	—
Senior Secured Loan	143,269,131	159,075,586
Junior Secured Loan	113,403,940	114,920,499
Mezzanine Investment	15,528,492	19,235,444
Senior Subordinated Bond	3,870,000	2,415,000
Senior Unsecured Bond	—	1,710,000
CLO Fund Securities	51,681,000	48,971,000
Equity Securities	5,901,400	4,713,246
Affiliate Asset Managers	55,541,948	58,064,720

Total	$409,959,476	$413,246,029

On February 14, 2007, we entered into the Facility under which we may obtain up to $200 million in financing. On October 1, 2007, we amended the Facility to increase our borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As disclosed above, as a result of the Agent’s assertion that a Termination Event occurred under the LFSA, since June 2009 interest under the LFSA has been calculated at a higher default rate (equal to 0.85% above the prime rate plus 0.75%).

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

In connection with the Facility, we are party to the LFSA, by and among us as the servicer, KCAP Funding, as the borrower, the Agent, the Trustee, and the other lender parties and other parties thereto. As of March 31, 2010 there were outstanding borrowings of approximately $199 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of March 31, 2010 there were financial assets held in the securities account with a market value of approximately $273 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets. The assets securing the Facility represent approximately 65% of our total assets (at fair value) at March 31, 2010 and contributed approximately 62% of our investment income for the three months ended March 31, 2010.

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

Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility through a maturity date of September 29, 2010 (the last day of the amortization period that the Company has challenged as being wrongfully commenced). Since June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event occurred, the interest payable under the LFSA has been calculated at an elevated rate (equal to 0.85 % above the prime rate plus 0.75%), and we have been paying interest calculated at such higher rate under protest. Also, despite our belief that the amortization period has been wrongfully imposed, we believe we have sufficient cash and liquid assets which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions during the amortization period. At the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings or we may enter into a new agreement with the lenders providing for continued amortization of the Facility borrowings or into alternative financing arrangements with another lender.

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility’s outstanding balance to the Company’s GAAP stockholders’ equity balance. As of April 30, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in Part II, “Item 1. Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement referred to elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $187 million as of April 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the three months ended March 31, 2010 and 2009 was approximately $203 million and $254 million, respectively. For the three months ended March 31, 2010 and 2009, the weighted average interest rate on weighted average outstanding borrowings was approximately 5% and 2% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of March 31, 2010, we had restricted cash balances of approximately $15 million which we maintained in accordance with the terms of the Facility. The Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size.

We are currently using any income generated by the assets collateralizing the Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if we want to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, we are required to distribute to the shareholders substantially all of our investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $273 million represent approximately 65% of our total assets (at fair value) at March 31, 2010 and contributed approximately 62% of the Company’s investment income for the quarter ended March 31, 2010. Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period (which the Company has challenged as being wrongfully commenced), we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, liquidity, financial condition and results of operations. We expect that our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our liquidity needs and distribution requirements over the next twelve months.

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

COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both March 31, 2010 and December 31, 2009, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $640,000 had been funded as of March 31, 2010 and $640,000 had been funded as of December 31, 2009. As of March 31, 2010 and December 31, 2009, we had no investments in delayed draw senior secured loans.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared on the accrual basis of accounting in conformity with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the fiscal year ended December 31, 2009, as filed with the Commission.

Accounting Standards Codification. In June 2009, the FASB issued a pronouncement establishing the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed our references to U.S. GAAP accounting standards but did not impact our results of operations, financial position or liquidity.

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

Effective January 1, 2008 we adopted Fair Value Measurements and Disclosures. Among other things, this standard requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

We derive fair value for our illiquid loan investments that do not have indicative fair values based upon active trades primarily by using the Market Yield Approach, and also consider recent loan amendments or other activity specific to the subject asset as described above. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments. Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate in conformity with GAAP.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2010, eight issuers representing 3% of our total investments were on non-accrual status. As of December 31, 2009, eight issuers representing 2% of our total investments were on non-accrual status.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Kohlberg Capital Amended and Restated 2006 Equity Incentive Plan to officers and employees for services rendered to us. We follow Compensation-Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants.

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

Recent Accounting Pronouncements

On April 9, 2009, Accounting Standards Codification — Interim Disclosures about Fair Value of Financial Instruments was issued. This standard requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. We adopted this standard as of June 30, 2009 and the adoption of this standard did not affect our financial statement disclosures.

Two-Class Method of Presenting Earnings Per Share. In June 2008, Accounting Standards Codification – Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for the years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements ended March 31, 2009 and, as required, applied this standard retroactively to all reported periods. The adoption of this standard did not have a material impact on our calculations of earnings per share.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2010, approximately 91% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2010, we had $199 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%. However, we are currently required to pay interest on our borrowings under the Facility at the higher default rate equal to 0.85% above the prime rate plus 0.75% due to the alleged breach of our obligations under the Facility asserted by the Agent, which we believe to be without merit.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2010 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest income proportionately by approximately $1.5 million over a one-year period. Correspondingly, a hypothetical increase or decrease of 1% in interest rates would correspondingly affect net interest expense proportionately by approximately $1.5 million over a one-year period. Because most of our investments at March 31, 2010 were floating rate with a spread to an index similar to our Facility, we would not expect a significant impact on our net interest spread or NAV.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2010. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Investments for which market quotations are generally readily available are generally valued at such market quotations. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ materially from the values that would have been used had a ready market existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Pursuant to its evaluation, management determined that we did not maintain effective disclosure controls and procedures as of the end of the period covered by this report. We have not filed periodic reports on a timely basis, as required by the rules of the SEC and the Nasdaq Stock Market, since August 10, 2009. Our review of our accounting policies and practices in 2009 and 2010, and the restatement of our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009, resulted in an inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009 and March 31, 2010. We continue to strive to improve our processes to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes to the Company’s internal control over financial reporting, other than as described in Item 9A of the 2009 10-K regarding the material weaknesses described therein and related remediation efforts, subsequent to March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action, the Trustee has been voluntarily dismissed without prejudice from the lawsuit; and discovery has commenced.

While the Company and the Borrower intend to vigorously litigate the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement referred to elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. Pursuant to the LFSA, the Company and the Borrower are obligated to indemnify the defendants and their respective affiliates, officers, directors, employees and agents against all of their losses, expenses (including reasonable attorneys’ fees) and non-monetary damages arising out of or as a result of the LFSA, except to the extent resulting from their fraud, gross negligence or willful misconduct. The Company and the Borrower have asserted that no indemnity obligation has been triggered.

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

Class Actions against the Company and Certain Directors and Officers

The Company and certain directors and officers are named as defendants in three putative class actions pending in the Southern District of New York brought by shareholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company's disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements.

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

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2009 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or any risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the NAV and trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2009 and our other reports filed with the SEC.

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