Form 10-Q
period 2010-06-30
Kohlberg Capital CORP
filed 2010-08-09
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of outstanding shares of common stock of the registrant as of July 31, 2010 was 22,606,213.

KOHLBERG CAPITAL CORPORATION
BALANCE SHEETS

	As of June 30, 2010	As of December 31, 2009
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2010 - $12,491,457; 2009 - $126)	$12,491,457	$126
Money market account (cost: 2010 - $216,179; 2009 - $0)	216,179	—
Debt securities (cost: 2010 - $267,012,159; 2009 - $342,056,023)	226,850,143	297,356,529
CLO fund securities managed by non-affiliates (cost: 2010 - $15,688,436; 2009 - $15,685,858)	5,241,000	4,021,000
CLO fund securities managed by affiliate (cost: 2010 - $52,549,186; 2009 - $52,509,191)	46,910,000	44,950,000
Equity securities (cost: 2010 - $14,216,146; 2009 - $12,365,603)	6,554,693	4,713,246
Asset manager affiliates (cost: 2010 - $43,321,870; 2009 - $40,751,511)	53,703,377	58,064,720
Total Investments at fair value	351,966,849	409,105,621
Cash	314,302	4,140,408
Restricted cash	331,241	18,696,023
Interest and dividends receivable	2,961,031	3,836,031
Receivable for open trades	—	2,953,500
Due from affiliates	—	44,274
Other assets	265,531	640,200
Total assets	$355,838,954	$439,416,057
LIABILITIES
Borrowings	$145,445,854	$218,050,363
Accounts payable and accrued expenses	3,008,723	3,057,742
Dividend payable	—	4,412,228
Total liabilities	$148,454,577	$225,520,333
Commitments and contingencies (note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,549,235 and 22,363,281 common shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	$222,471	$220,611
Capital in excess of par value	270,932,664	283,074,233
Accumulated undistributed net investment income	416,461	1,326,380
Accumulated net realized losses	(10,658,635)	(16,462,808)
Net unrealized depreciation on investments	(53,528,584)	(54,262,692)
Total stockholders' equity	$207,384,377	$213,895,724
Total liabilities and stockholders' equity	$355,838,954	$439,416,057
NET ASSET VALUE PER COMMON SHARE	$9.20	$9.56

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Investment Income:
Interest from investments in debt securities	$3,462,746	$6,230,266	$8,245,109	$12,953,396
Interest from cash and time deposits	6,410	5,016	12,493	9,686
Dividends from investments in CLO fund securities managed by non-affiliates	451,773	337,908	800,647	818,300
Dividends from investments in CLO fund securities managed by affiliate	1,900,777	2,083,803	3,712,671	4,211,129
Dividends from affiliate asset manager	1,500,000	—	1,500,000	—
Capital structuring service fees	61,099	162,479	75,711	279,214
Total investment income	7,382,805	8,819,472	14,346,631	18,271,725
Expenses:
Interest and amortization of debt issuance costs	2,403,931	1,577,641	5,100,282	3,085,652
Compensation	816,292	824,490	1,603,983	1,625,458
Professional fees	3,443,271	304,304	3,951,788	640,633
Insurance	98,450	85,712	200,768	177,475
Administrative and other	323,664	267,987	614,118	529,546
Total expenses	7,085,608	3,060,134	11,470,939	6,058,764
Net Investment Income	297,197	5,759,338	2,875,692	12,212,961
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(5,433,665)	(3,125,520)	(7,705,806)	(5,132,892)
Net change in unrealized appreciation (depreciation) on:
Debt securities	868,520	6,930,938	4,537,479	7,582,537
Equity securities	(19,510)	(98,651)	(9,096)	(423,880)
CLO fund securities managed by affiliate	(130,328)	3,991,938	1,920,005	6,980,894
CLO fund securities managed by non-affiliate	578,368	(1,174,292)	1,217,422	(1,141,608)
Affiliate asset manager investments	(1,851,499)	698,609	(6,931,702)	1,799,846
Net realized and unrealized depreciation on investments	(5,988,114)	7,223,022	(6,971,698)	9,664,897
Net Increase (Decrease) In Net Assets Resulting From Operations	$(5,690,917)	$12,982,360	$(4,096,006)	$21,877,858
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share—Basic and Diluted	$(0.25)	$0.59	$(0.18)	$1.00
Net Investment Income Per Common Share—Basic and Diluted	$0.01	$0.26	$0.13	$0.56
Net Investment Income and Net Realized Gains/Losses Per Common Share—Basic and Diluted	$(0.23)	$0.12	$(0.21)	$0.32

Weighted Average Shares of Common Stock Outstanding—Basic and Diluted	22,526,498	22,026,253	22,486,201	21,947,953

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended June 30,
	2010	2009

Operations:
Net investment income	$2,875,692	$12,212,961
Net realized loss from investment transactions	(7,705,806)	(5,132,892)
Net change in unrealized depreciation on investments	734,108	14,797,789
Net increase (decrease) in net assets resulting from operations	(4,096,006)	21,877,858

Stockholder distributions:
Dividends from net investment income to common stockholders	(2,875,692)	(5,178,288)
Dividends in excess of net investment income to restricted stockholders	(16,167)	(83,209)
Common Stock Dividends in excess of net investment income	(893,752)	—
Net decrease in net assets resulting from stockholder distributions	(3,785,611)	(5,261,497)

Capital transactions:
Issuance of common stock for dividend reinvestment plan	929,852	1,100,366
Vesting of restricted stock	—	53
Stock based compensation	440,419	479,916
Net increase in net assets resulting from capital transactions	1,370,271	1,580,335
Net assets at beginning of period	213,895,723	196,566,018
Net assets at end of period (including undistributed net investment income of $416,461 in 2010 and accumulated distributions in excess of net investment income of $7,929,368 in 2009)	$207,384,377	$214,762,714
Net asset value per common share	$9.20	$9.73
Common shares outstanding at end of period	22,549,235	22,077,720

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$(4,096,006)	$21,877,859
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operations:
Net realized losses on investment transactions	7,705,806	5,132,892
Net change in unrealized depreciation on investments	(734,108)	(14,797,790)
Net accretion of discount on securities	(266,025)	(1,275,699)
Amortization of debt issuance cost	412,347	412,347
Purchases of investments	(21,436,093)	(3,907,954)
Capital contribution to affiliate asset manager	(2,570,359)	(1,765,827)
Payment-in-kind interest	(37,880)	—
Proceeds from sale and redemption of investments	77,430,931	32,032,172
Stock based compensation expense	440,417	479,916
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	875,000	352,582
(Increase) decrease in other assets	(37,677)	(171,429)
Decrease (increase) in due from affiliates	44,274	(898,210)
Increase (decrease) in accounts payable and accrued expenses	(49,019)	(385,598)
Net cash provided by (used in) operating activities	57,681,608	37,085,261
FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	—	53
Dividends paid in cash	(7,267,987)	(10,040,792)
Cash paid on repayment of debt	(72,604,509)	(27,884,487)
Decrease (increase) in restricted cash	18,364,782	773,482
Net cash (used in) provided by financing activities	(61,507,714)	(37,151,744)
CHANGE IN CASH	(3,826,106)	(66,483)
CASH, BEGINNING OF PERIOD	4,140,408	251,412
CASH, END OF PERIOD	$314,302	$184,929
Supplemental Information:
Interest paid during the period	$4,984,579	$2,670,145
Non-cash dividends paid during the period under the dividend reinvestment plan	$929,852	$1,100,365

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of June 30, 2010
(unaudited)
Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.4%, Due 6/14	$5,000,000	$5,000,000	$5,000,000

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan .5%, Due 6/13	-	-	-

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.1%, Due 6/13	321,948	317,045	312,612

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.2%, Due 6/13	1,572,450	1,572,450	1,526,849

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	1,949,100

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.3%, Due 3/13	318,363	318,363	318,363

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.3%, Due 3/13	4,021,877	4,021,877	4,021,877

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 2.4%, Due 4/13	1,832,209	1,831,482	1,762,585

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.4%, Due 5/13	405,460	402,308	370,996

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.4%, Due 5/13	2,898,045	2,875,514	2,651,711

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 3.9%, Due 6/14	$5,590,948	$5,590,948	$5,400,856

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.3%, Due 8/13	4,000,000	4,027,557	3,828,000

Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 4.6%, Due 3/14	1,672,642	1,679,051	1,672,642

Aurora Diagnostics, LLC Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 6.3%, Due 5/16	1,000,000	985,186	1,000,000

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.5%, Due 6/14	4,000,000	3,983,772	3,732,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 6.0%, Due 2/14	4,000,000	3,974,181	4,000,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.6%, Due 7/13	2,406,250	2,426,122	1,388,406

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.4%, Due 7/12	1,870,497	1,875,696	1,513,232

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.5%, Due 12/14	4,000,000	4,000,000	3,132,000

BP Metals, LLC (fka Constellation Enterprises) [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.1%, Due 6/13	4,297,832	4,297,832	4,297,832

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.7%, Due 3/13	1,611,045	1,607,342	1,430,608

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 3.5%, Due 9/12	6,373,290	6,384,397	6,284,064

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
CEI Holdings, Inc. (Cosmetic Essence)[6,9] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.1%, Due 3/13	$1,518,756	$1,407,180	$557,384

Charlie Acquisition Corp.[9] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	13,724,272	10,744,496	548,971

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.3%, Due 1/15	2,000,000	1,974,934	1,062,000

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.5%, Due 7/14	3,893,444	3,881,978	3,231,558

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 6.0%, Due 6/12	2,301,996	2,301,996	2,290,486

Dex Media West LLC Printing and Publishing	Senior Secured Loan — New Term Loan 7.5%, Due 10/14	3,384,231	3,136,140	3,062,729

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.2%, Due 5/15	3,000,000	2,972,972	2,827,500

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.6%, Due 7/15	6,000,000	5,547,069	6,000,000

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.4%, Due 7/13	3,700,641	3,700,641	3,619,227

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.9%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 4.8%, Due 12/12	3,619,655	3,622,930	3,619,655

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 3.5%, Due 11/12	1,455,359	1,395,524	1,455,359

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 3.4%, Due 10/13	$3,178,000	$3,178,000	$3,178,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.1%, Due 9/14	936,131	874,849	788,222

Ford Motor Company[6] Automobile	Senior Secured Loan — Tranche B-1 Term Loan 3.3%, Due 12/13	1,927,450	1,926,102	1,827,222

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1%, Due 12/16	3,000,000	3,006,656	2,407,500

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 12.3%, Due 6/13	2,000,000	1,998,844	2,000,000

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	60,000

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	89,634

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	195,377

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 2.9%, Due 6/14	2,910,000	2,910,000	2,509,875

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	5,000,000	4,875,602	3,735,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.6%, Due 10/14	1,000,000	1,000,000	980,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.1%, Due 10/14	$3,000,000	$3,000,000	$2,946,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.9%, Due 4/14	3,690,443	3,586,661	3,243,899

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	2,685,954	2,682,037	2,685,954

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.6%, Due 4/13	3,363,854	3,363,854	3,266,302

International Architectural Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 5/15	954,320	954,320	954,320

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 8.0%, Due 5/13	3,000,000	3,011,734	3,000,000

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 4.0%, Due 5/12	4,028,815	4,035,665	3,948,239

Jones Stephens Corp.[6,9] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,541,180	9,527,522	6,583,414

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,060,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.0%, Due 8/13	2,000,000	2,009,564	1,596,000

Las Vegas Land Holdings, LLC[6] Buildings and Real Estate[4]	Senior Secured Loan — Loan 5.5%, Due 3/16	267,677	267,677	223,510

LBREP/L-Suncal Master I LLC[9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	933

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	$2,000,000	$1,920,211	$7,600

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,875,156	116,255

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3%, Due 5/14	449,118	449,118	449,118

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan (Exit) 10.0%, Due 3/15	639,945	639,945	639,945

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.1%, Due 1/15	2,000,000	2,000,000	2,000,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 6/13	1,000,000	1,000,000	1,000,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.6%, Due 12/12	5,244,059	5,235,294	5,165,398

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 4.3%, Due 6/11	575,843	575,843	575,843

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.4%, Due 6/11	2,847,222	2,842,530	2,847,222

Pegasus Solutions, Inc.[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	4,784,083	4,784,083	4,784,083

Pegasus Solutions, Inc.[12] Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0%, Due 4/14	1,234,233	1,234,233	1,191,035

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Perseus Holding Corp.[12] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0%, Due 4/14	$400,000	$400,000	$382,800

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 2.9%, Due 6/12	1,080,676	1,081,631	1,041,772

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,421,994	4,395,035	4,421,994

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	6,909,611	6,779,667	6,909,611

Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	2,000,000	2,000,000	2,000,000

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,987,991	2,943,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.8%, Due 6/13	4,091,035	4,069,913	3,986,713

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 2.6%, Due 6/12	780,480	779,625	761,749

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 2.6%, Due 6/12	1,170,721	1,169,437	1,142,623

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.8%, Due 6/14	3,543,236	3,543,236	3,461,741

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.8%, Due 12/14	$2,000,000	$2,021,212	$1,960,000

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 10/14	3,590,407	3,478,569	3,504,237

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 4.3%, Due 4/13	3,925,936	3,925,936	3,788,528

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	470,643	470,643	470,643

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	4,469,539	4,469,539	4,469,539

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.6%, Due 6/13	760,922	758,265	754,074

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.1%, Due 3/14	2,000,000	1,945,305	2,000,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.1%, Due 3/14	4,132,887	4,153,011	4,132,887

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 5.0%, Due 12/12	$2,683,177	$2,685,940	$2,591,949

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 2.8%, Due 6/12	763,092	758,297	732,568

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 2.6%, Due 6/12	668,412	664,212	641,675

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 2.6%, Due 6/12	167,103	166,053	160,419

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	649,162	649,162	649,162

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 10/12	522,661	521,441	517,957

Total Investment in Debt Securities
(109% of net asset value at fair value)		$272,029,810	$267,012,159	$226,850,143

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$262,908

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	318,272

Coastal Concrete Holding II, LLC[7] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	568,570

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,510,000

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,135,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Perseus Holding Corp.[7] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	$400,000	$400,000

Natural Products Group, Inc.[7] Personal and Non Durable Consumer Products (Mfg. Only)	Series A-1 Common Stock	0.5%	687,140	687,140

International Architectural Products, Inc.[7] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	292,851

Las Vegas Land Holdings, LLC[7] Buildings and Real Estate[4]	Common	0.5%	264,372	264,372

Legacy Cabinets, Inc.[7] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	115,580

Total Investment in Equity Securities
(3% of net asset value at fair value)			$14,216,146	$6,554,693

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,12]	Subordinated Securities	22.2%	$4,718,436	$3,380,000
Katonah III, Ltd.[3,12]	Preferred Shares	23.1%	4,500,000	880,000
Katonah IV, Ltd.[3,12,13]	Preferred Shares	17.1%	3,150,000	980,000
Katonah V, Ltd.[3,12,13]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,8,12,13]	Subordinated Securities	16.4%	4,500,000	2,030,000
Katonah VIII CLO Ltd[3,8,12,13]	Subordinated Securities	10.3%	3,400,000	1,960,000
Katonah IX CLO Ltd[3,8,12,13]	Preferred Shares	6.9%	2,000,000	1,700,000
Katonah X CLO Ltd [3,8,12]	Subordinated Securities	33.3%	11,600,400	8,330,000
Katonah 2007-I CLO Ltd.[3,8,12]	Preferred Shares	100.0%	29,965,368	26,710,000

Total Investment in CLO Equity Securities			$67,154,204	$45,971,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,8,12]	Class B-2L Notes Par Value of $10,500,000 5.5%, Due 4/22	100.0%	$1,083,418	$6,180,000

Total Investment in CLO Rated-Note			$1,083,418	$6,180,000

Total Investment in CLO Fund Securities
(25% of net asset value at fair value)			$68,237,622	$52,151,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100.0%	$43,321,870	$53,703,377

Total Investment in Asset Manager Affiliate (26% of net asset value at fair value)			$43,321,870	$53,703,377

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
US Bank Eurodollar Sweep CL2[3,10]	Time Deposit	0.1%	$12,490,733	$12,490,733

JP Morgan Asset Account	Time Deposit	0.0%	725	725

JP Morgan Business Money Market Account[11]	Money Market Account	0.2%	216,179	216,179

Total Investment in Time Deposit and Money Market Accounts (6% of net asset value at fair value)			$12,707,637	$12,707,637

Total Investments[5] (170% of net asset value at fair value)			$405,495,434	$351,966,849

See accompanying notes to financial statements.

[1]
A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2010.

[2]	Reflects the fair market value of all existing investments as of June 30, 2010, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.
[4]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.

[5]
The aggregate cost of investments for federal income tax purposes is approximately $405 million. The aggregate gross unrealized appreciation is approximately $17 million and the aggregate gross unrealized depreciation is approximately $71 million.

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 “Borrowings” to the financial statements).
[7]	Non-income producing.
[8]	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.
[9]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[10]	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
[11]	Money market account holding restricted cash for employee flexible spending accounts.
[12]
These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder.  These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

[13]	As of June 30, 2010, these CLO Fund Securities were not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of December 31, 2009
Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 5.0%, Due 6/13	$640,000	$634,264	$637,440

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.0%, Due 6/13	323,595	323,595	322,301

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.2%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/13	1,580,565	1,580,565	1,574,242

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	1,721,445

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 6.8%, Due 3/13	412,667	412,667	412,667

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 3/13	5,219,471	5,219,471	5,219,471

AGA Medical Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 2.3%, Due 4/13	1,832,209	1,831,354	1,799,230

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.2%, Due 5/13	425,866	421,983	389,241

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.2%, Due 5/13	3,043,896	3,016,145	2,782,121

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 3.8%, Due 6/14	5,840,213	5,840,213	5,606,605

Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.0%, Due 8/13	4,000,000	4,031,898	3,800,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Atlantic Marine Holding Company[6] Cargo Transport	Senior Secured Loan — Term Loan 4.6%, Due 3/14	$1,681,287	$1,688,586	$1,681,287

Aurora Diagnostics, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 4.5%, Due 12/12	4,017,152	3,993,498	4,017,152

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,981,723	3,924,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.7%, Due 2/14	4,000,000	3,970,688	4,000,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.5%, Due 7/13	2,418,750	2,441,936	1,777,781

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 7/12	1,870,497	1,876,933	1,509,491

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	3,528,000

BP Metals, LLC (fka Constellation Enterprises) [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,383,929	4,383,929	4,383,929

Broadlane, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	2,741,832	2,711,990	2,741,832

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.5%, Due 3/13	1,676,743	1,672,195	1,653,269

Cast & Crew Payroll, LLC (Payroll Acquisition)[6] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 3.2%, Due 9/12	7,693,290	7,709,678	7,654,824

CEI Holdings, Inc. (Cosmetic Essence)[6,9] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.1%, Due 3/13	1,454,368	1,407,135	780,116

Charlie Acquisition Corp.[9] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	10,893,401	10,777,799	635,444

CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 7/14	3,916,722	3,903,782	2,882,707

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
CoActive Technologies, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 1/15	$2,000,000	$1,972,218	$1,062,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Second Lien) 5.8%, Due 10/13	1,000,000	1,006,261	1,000,000

Dealer Computer Services, Inc. (Reynolds & Reynolds)[6] Electronics	Junior Secured Loan — Term Loan (Third Lien) 7.8%, Due 4/14	7,700,000	7,538,614	7,700,000

Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 6.0%, Due 6/12	2,301,996	2,301,996	2,281,278

Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.0%, Due 10/14	4,696,402	4,312,579	4,348,868

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 5/15	3,000,000	2,970,206	2,991,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.5%, Due 7/15	6,000,000	5,502,222	5,700,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 6.3%, Due 12/14	5,000,000	5,000,000	5,000,000

Edgestone CD Acquisition Corp. (Custom Direct)[6] Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 3.1%, Due 12/13	3,982,724	3,985,832	3,982,724

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.3%, Due 7/13	4,017,321	4,017,321	3,969,113

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Endeavor Energy Resources, L.P.[6] Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.3%, Due 4/12	4,000,000	4,000,000	4,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 4.8%, Due 12/12	4,042,346	4,046,728	4,042,346

FD Alpha Acquisition LLC (Fort Dearborn)[6] Printing and Publishing	Senior Secured Loan — US Term Loan 3.2%, Due 11/12	1,538,635	1,462,409	1,538,635

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 3.3%, Due 10/13	$3,198,000	$3,198,000	$3,198,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.0%, Due 9/14	2,440,944	2,262,445	2,174,881

Ford Motor Company[6] Automobile	Senior Secured Loan — Tranche B-1 Term Loan 3.3%, Due 12/13	1,942,429	1,940,876	1,800,631

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,007,167	2,415,000

Frontier Drilling USA, Inc.[6] Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,652	2,000,000

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	89,634

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	195,377

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	60,000

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[6] Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 2.7%, Due 6/14	2,925,000	2,925,000	2,442,375

HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	5,000,000	4,861,123	4,490,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 10/14	1,000,000	1,000,000	1,000,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.7%, Due 4/14	3,723,929	3,605,519	3,239,818

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	2,550,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	2,699,907	2,695,103	2,699,907

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 2.5%, Due 4/13	$3,543,046	$3,543,046	$3,521,787

International Aluminum Corporation (IAL Acquisition Co.)[6,9] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 5.0%, Due 3/13	2,973,711	2,973,711	1,987,926

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 3.8%, Due 5/12	4,034,281	4,042,948	3,852,738

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,013,753	3,000,000

Jones Stephens Corp.[6] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,541,180	9,526,158	8,491,650

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,060,000

La Paloma Generating Company, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 3.8%, Due 8/13	2,000,000	2,011,080	1,622,000

LBREP/L-Suncal Master I LLC[9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	1,000

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,873,404	116,255

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,500

Legacy Cabinets, Inc.[6,9] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 6.6%, Due 8/12	2,258,184	2,258,184	537,416

Levlad, LLC & Arbonne International, LLC[6,9] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.8%, Due 3/14	2,660,729	2,660,729	1,341,007

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.0%, Due 1/15	2,000,000	2,000,000	1,978,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.3%, Due 12/12	5,754,849	5,743,304	5,622,487

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5%, Due 6/13	$1,000,000	$1,000,000	$1,000,000

National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,300,000

National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	1,000,000	1,000,000	1,100,000

National Interest Security Company, L.L.C.[6] Aerospace and Defense	Senior Secured Loan — Term Loan - 1st Lien 7.8%, Due 12/12	7,650,000	7,650,000	7,650,000

Northeast Biofuels, LP6, 9 Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.8%, Due 6/13	1,382,120	1,383,944	208,369

Northeast Biofuels, LP6, 9 Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.8%, Due 6/13	57,257	57,333	8,632

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 4.3%, Due 6/11	632,022	632,022	632,022

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/11	3,125,000	3,117,290	3,125,000

Pegasus Solutions, Inc.[9] Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	1,710,000

Pegasus Solutions, Inc.[6,10] Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	4,863,083	4,863,083	4,863,083

Primus International Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan 2.7%, Due 6/12	1,087,032	1,088,240	1,060,944

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,540,186	4,509,168	4,540,186

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	6,650,000	6,503,858	6,650,000

Rhodes Companies, LLC, The[6,9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,685,674	1,636,741	298,241

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Rhodes Companies, LLC, The[6,9] Buildings and Real Estate[4]	Junior Secured Loan — Second Lien Term Loan 13.0%, Due 11/11	$2,013,977	$2,019,403	$12,720

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,986,206	2,862,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.7%, Due 6/13	4,304,174	4,278,271	4,231,003

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.2%, Due 6/12	838,694	837,545	829,469

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 3.2%, Due 6/12	1,258,041	1,256,317	1,244,203

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.7%, Due 6/14	3,563,166	3,563,166	3,563,166

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 8.3%, Due 7/12	738,349	741,143	738,349

Standard Steel, LLC[6] Cargo Transport	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	3,663,267	3,677,125	3,663,267

Standard Steel, LLC[6] Cargo Transport	Junior Secured Loan — Loan (Second Lien) 13.8%, Due 7/13	1,750,000	1,756,512	1,750,000

TPF Generation Holdings, LLC[6] Utilities	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 12/14	2,000,000	2,023,571	1,894,000

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.2%, Due 10/14	3,590,407	3,465,781	3,590,407

Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 4.3%, Due 4/13	4,291,879	4,291,879	4,218,917

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	526,500	526,500	526,500

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.8%, Due 12/12	$5,000,000	$5,000,000	$5,000,000

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.5%, Due 6/13	1,243,577	1,238,507	1,243,577

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	2,000,000	1,938,058	2,000,000

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	4,132,887	4,155,678	4,132,887

WireCo WorldGroup Inc. [10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,829,054	5,100,000

WireCo WorldGroup Inc. [6,10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,200,000

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 2.5%, Due 6/12	767,269	761,240	743,484

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit .1%, Due 6/12	668,412	663,160	647,691

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.2%, Due 6/12	167,103	165,790	161,923

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 4.8%, Due 12/12	2,683,177	2,686,492	2,591,949

X-Rite, Incorporated[6] Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	649,162	649,162	649,162

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 10/12	581,049	579,404	569,430

Total Investment in Debt Securities
(139% of net asset value at fair value)		$344,924,114	$342,056,023	$297,356,529

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$350,280

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	160,361	202,396

Coastal Concrete Holding II, LLC[7] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,625	568,570

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,456,000

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	2,136,000

Total Investment in Equity Securities
(2% of net asset value at fair value)			$12,365,603	$4,713,246

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10,11]	Subordinated Securities	22.2%	$4,715,858	$2,780,000
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	4,500,000	950,000
Katonah IV, Ltd.[3,10,11]	Preferred Shares	17.1%	3,150,000	290,000
Katonah V, Ltd.[3,10,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,8,10,11]	Subordinated Securities	16.4%	4,500,000	1,840,000
Katonah VIII CLO Ltd[3,8,10,11]	Subordinated Securities	10.3%	3,400,000	1,760,000
Katonah IX CLO Ltd[3,8,10,11]	Preferred Shares	6.9%	2,000,000	1,560,000
Katonah X CLO Ltd [3,8,10]	Subordinated Securities	33.3%	11,589,830	8,280,000
Katonah 2007-I CLO Ltd.[3,8,10]	Preferred Shares	100.0%	29,940,867	27,100,000

Total Investment in CLO Equity Securities			$67,116,555	$44,561,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,8,10]	Class B-2L Notes Par Value of $10,500,000 5.3%, Due 4/22	100.0%	$1,078,494	$4,410,000

Total Investment in CLO Rated-Note			$1,078,494	$4,410,000

Total Investment in CLO Fund Securities
(23% of net asset value at fair value)			$68,195,049	$48,971,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$40,751,511	$58,064,720

Total Investment in Asset Manager Affiliate (27% of net asset value at fair value)			$40,751,511	$58,064,720

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.07%	126	126

Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$126	$126

Total Investments[5] (191% of net asset value at fair value)			$463,368,313	$409,105,621

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

[6]	Pledged as collateral for the secured revolving credit facility (see Note 6, “Borrowings” to the financial statements).
[7]	Non-income producing.
[8]	An affiliate CLO Fund managed by Katonah Debt Advisors L.L.C. or its affiliate.
[9]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
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

KOHLBERG CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(unaudited)
($ per share)

	Six Months Ended June 30,
	2010	2009
		(as restated)
Per Share Data:
Net asset value, at beginning of period	$9.56	$9.03
Net income (loss)
Net investment income[1]	0.13	0.56
Net realized losses[1]	(0.34)	(0.23)
Net change in unrealized appreciation/depreciation on investments [1]	(0.05)	0.53
Net loss	(0.26)	0.86
Net decrease in net assets resulting from distributions
From net investment income	(0.13)	(0.23)
In excess of net investment income	(0.04)
Net decrease in net assets resulting from distributions	(0.17)	(0.23)
Net increase in net assets relating to stock-based transactions
Issuance of common stock under dividend reinvestment plan	0.04	0.05
Stock based compensation expense	0.02	0.02
Net increase in net assets relating to stock-based transactions	0.06	0.07

Net asset value, end of period	$9.20	$9.73
Total net asset value return[2]	(2.2%)	10.4%
Ratio/Supplemental Data:
Per share market value at beginning of period	$4.56	$3.64
Per share market value at end of period	$5.01	$6.32
Total market return[3]	13.6%	80.1%
Shares outstanding at end of period	22,549,235	22,077,720
Net assets at end of period	$207,384,375	$214,762,715
Portfolio turnover rate[4]	2.3%	0.9%
Average debt outstanding	$187,256,708	$245,700,052
Asset coverage ratio	243%	192%
Ratio of net investment income to average net assets[5]	2.7%	11.9%
Ratio of total expenses to average net assets[5]	10.8%	5.9%
Ratio of interest expense to average net assets[5]	4.8%	3.0%
Ratio of non-interest expenses to average net assets[5]	6.0%	2.9%

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware LLC on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (collectively with its affiliates, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of June 30, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and the accounts of its special purpose financing subsidiary, Kohlberg Capital Funding LLC I. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors, including its affiliates, is currently the only company in which the Company has a controlling interest).

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

The financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

Accounting Standards Codification . In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The standard explicitly recognizes rules and interpretive releases of the Commission under federal securities laws as authoritative GAAP for SEC registrants. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed the Company’s references to U.S. GAAP accounting standards but did not impact its results of operations, financial position or liquidity.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Valuation of Portfolio Investments. Kohlberg Capital’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures ”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of Fair Value Measurements and Disclosure, the FASB has issued various staff positions clarifying the initial standard as noted below.

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

The Company engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% of its portfolio at fair value as of December 31, 2009.  VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value.   Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of June 30, 2010, the Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s annual year end valuation process.

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

Equity and Equity-Related Securities . The Company’s equity and equity-related securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including EBITDA and cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The values of the Company’s equity and equity-related securities in public companies for which market quotations are readily available are based upon the closing public market prices on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

Interest Income.  Interest income, including for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2010, five issuers representing 2% of total investments at fair value were considered in default.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At June 30, 2010, there was an unamortized debt issuance cost of approximately $206,000 included in other assets in the accompanying balance sheet. Amortization expense for the six months ended June 30, 2010 and 2009 was approximately $412,000 and $412,000, respectively.

Expenses. The Company is internally managed and expenses costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. The Company and its asset manager affiliates share office space and certain other operating expenses. The Company has entered into an Overhead Allocation Agreement with its asset manager affiliates which provides for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. The aggregate net payments of such expenses under the Overhead Allocation Agreement are not material.

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

Recent Accounting Pronouncements

Improved Disclosures Regarding Fair Value Measurements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The Company did not have transfers of assets or liabilities in or out of Level 1 and Level 2 fair value measurements. The adoption of this disclosure-only guidance is included in Note 4 — Investments and did not have a material impact on the Company’s financial results.

Two-Class Method of Presenting Earnings Per Share. In June 2008, Accounting Standards Codification— Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities was issued. This standard requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years. The Company adopted this standard beginning with its financial statements ended March 31, 2009 and, as required, applied this standard retroactively to all reported periods. The adoption of this standard did not have a material impact on the Company’s calculations of earnings per share.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net increase (decrease) in net assets from operations	$(5,690,917)	$12,982,360	$(4,096,006)	$21,877,858
Net increase (decrease) in net assets allocated to non-vested share awards	—	197,008	—	333,196
Distributable earnings available to common stockholders	(5,690,917)	12,785,351	(4,096,006)	21,544,663
Weighted average number of common shares outstanding for basic EPS computation	22,526,498	22,026,253	22,486,201	21,947,953
Effect of dilutive securities - stock options	—	—	—	—
Weighted average number of common and common stock equivalent shares outstanding for diluted EPS computation	22,526,498	22,026,253	22,486,201	21,947,953
Basic and diluted earnings per common shares:
Net income (loss) from operations	(0.25)	0.58	(0.18)	0.98
Net income (loss) from operations allocated to non-vested share awards	—	0.01	—	0.02

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

Options to purchase 40,000 and 20,000 shares were not included in the computation of diluted earnings per share for the periods ended June 30, 2010 and 2009, respectively, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

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

The following table shows the Company’s portfolio by security type at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$12,491,457	$12,491,457	6%	$126	$126	-%
Money Market Account	216,179	216,179	-	-	-	-
Senior Secured Loan	139,191,719	123,337,607	60	179,425,767	159,075,586	74
Junior Secured Loan	112,435,054	98,982,230	48	129,016,237	114,920,499	54
Mezzanine Investment	10,744,497	548,971	-	28,606,852	19,235,444	9
Senior Subordinated Bond	4,240,890	3,598,535	2	3,007,167	2,415,000	1
Senior Unsecured Bond	-	-	-	2,000,000	1,710,000	1
Preferred Stock	400,000	382,800	-	-	-	-
CLO Fund Securities	68,237,622	52,151,000	25	68,195,049	48,971,000	23
Equity Securities	14,216,146	6,554,693	3	12,365,603	4,713,246	2
Affiliate Asset Managers	43,321,870	53,703,377	26	40,751,511	58,064,720	27

Total	$405,495,434	$351,966,849	170%	$463,368,312	$409,105,621	191%

¹     Calculated as a percentage of net asset value.

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010			December 31, 2009
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$20,259,434	$19,505,857	10%	$33,652,058	$33,416,670	16%
Asset Management Companies[2]	43,321,870	53,703,377	26	40,751,511	58,064,720	27
Automobile	1,926,102	1,827,222	1	1,940,876	1,800,631	1
Broadcasting and Entertainment	2,987,991	2,943,000	1	2,986,206	2,862,000	1
Buildings and Real Estate[3]	33,377,558	8,109,665	4	36,498,537	9,840,946	5
Cargo Transport	6,619,233	6,612,824	3	13,389,865	13,359,403	6
Chemicals, Plastics and Rubber	3,974,181	4,000,000	2	3,970,688	4,000,000	2
CLO Fund Securities	68,237,622	52,151,000	25	68,195,049	48,971,000	23
Containers, Packaging and Glass	7,047,400	6,948,239	3	7,056,701	6,852,738	3
Diversified/Conglomerate Manufacturing	3,622,930	3,619,655	2	4,046,728	4,042,346	2
Diversified/Conglomerate Service	15,345,054	13,863,379	7	15,382,035	14,350,438	7
Ecological	2,682,037	2,685,954	1	2,695,103	2,699,907	1
Electronics	6,126,322	5,478,991	3	14,874,472	14,407,265	7
Farming and Agriculture	-	-	-	1,441,277	217,001	-
Finance	4,052,849	3,966,222	2	5,460,445	5,372,881	3
Healthcare, Education and Childcare	35,159,852	35,851,933	17	41,647,084	42,177,498	20
Home and Office Furnishings, Housewares, and Durable Consumer Goods	17,966,790	17,382,586	8	20,694,006	18,080,134	8
Hotels, Motels, Inns and Gaming	3,277,822	3,022,707	2	3,438,128	3,171,363	1
Insurance	4,875,603	3,735,000	2	4,861,123	4,490,000	2
Leisure, Amusement, Motion Pictures, Entertainment	13,202,713	13,041,982	6	14,572,761	14,227,907	7
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	17,920,833	16,656,914	8	33,015,472	31,956,312	15
Mining, Steel, Iron and Non-Precious Metals	14,324,670	14,454,614	7	13,861,498	13,021,854	6
Oil and Gas	5,998,844	6,000,000	3	5,998,652	6,000,000	3
Personal and Non Durable Consumer Products (Mfg. Only)	12,611,089	8,627,643	4	14,424,931	9,146,146	4
Personal, Food and Miscellaneous Services	14,728,267	4,280,971	2	14,759,522	4,559,444	2
Printing and Publishing	13,444,041	12,880,565	6	23,867,184	23,506,057	11
Retail Stores	3,363,854	3,266,302	2	3,543,046	3,521,787	2
Time Deposits and Money Market Account	12,707,637	12,707,636	6	126	126	-
Utilities	16,332,836	14,642,611	7	16,343,228	14,989,047	6

Total	$405,495,434	$351,966,849	170%	$463,368,312	$409,105,621	191%

[1]	Calculated as a percentage of net asset value.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates.
[3]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2010 and December 31, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At June 30, 2010 and December 31, 2009, approximately 19% and 12% of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 15% and 12% of its portfolio on such dates), respectively.

At June 30, 2010 and December 31, 2009, the Company’s ten largest portfolio companies represented approximately 41% and 37%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 15% and 14% of the total fair value of the Company’s investments at June 30, 2010 and December 31, 2009, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 18% and 19% of the total fair value of the Company’s investments at June 30, 2010 and December 31, 2009, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of June 30, 2010 and December 31, 2009, the Company had approximately $46 million and $45 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of June 30, 2010 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $21 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2009, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $23 million.

In May, 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”).  The Company purchased the Katonah 2007-1 B-2L for 10% of the par value.  The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of June 30, 2010 were approximately $6 million, $1 million, and $5 million, respectively, and at December 31, 2009, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $4 million, $1 million, and $3 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and are making their required quarterly distributions.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of June 30, 2010 (unaudited) and December 31, 2009, respectively:

As of June, 30 2010 (unaudited)
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$12,707,637	$—	$12,707,637
Debt securities	—	—	226,850,143	226,850,143
CLO fund securities	—	—	52,151,001	52,151,001
Equity securities	—	—	6,554,693	6,554,693
Asset manager affiliate	—	—	53,703,377	53,703,377

As of December 31, 2009
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$126	$—	$126
Debt securities	—	—	297,356,529	297,356,529
CLO fund securities	—	—	48,971,000	48,971,000
Equity securities	—	—	4,713,246	4,713,246
Asset manager affiliate	—	—	58,064,720	58,064,720

The following table summarizes the Level III investments by valuation methodology as of June 30, 2010 and December 31, 2009, respectively:

As of June, 30 2010 (unaudited)
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public / private company comparables	67	—	—	16	83
Discounted cash flow	—	15	—	—	15
Residual enterprise value	—	—	2	—	2
Total	67%	15%	2%	16%	100%

As of December 31, 2009
Fair Value Based on	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Third party pricing service	—%	—%	—%	—%	—%
Public / private company comparables	73	—	—	14	87
Discounted cash flow	—	12	—	—	12
Residual enterprise value	—	—	1	—	1
Total	73%	12%	1%	14%	100%

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

The Company engaged VRC, an independent valuation firm, to provide third-party valuation estimates for approximately 39% of its portfolio at fair value as of December 31, 2009.  VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of June 30, 2010, the Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s annual year end valuation process.

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Six Months Ended June 30, 2010
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	223,452	42,573	—	—	266,025
Purchases (sales), net	(67,561,510)	—	1,850,543	2,570,359	(63,140,608)
Total loss realized and unrealized included in earnings	(3,168,328)	3,137,427	(9,096)	(6,931,702)	(6,971,699)
Balance, June 30, 2010	$226,850,143	$52,151,000	$6,554,693	$53,703,377	$339,259,213
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$4,537,479	$3,137,427	$(9,096)	$(6,931,702)	$734,108

	Six Months Ended June 30, 2009
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331
Transfers in/out of Level 3	—	—	—	—	—
Net accretion of discount	570,235	705,464	—	—	1,275,699
Purchases (sales), net	(32,651,012)	1,076,250	—	2,184,120	(29,390,642)
Total loss realized and unrealized included in earnings	4,664,714	5,839,286	(423,130)	(415,223)	9,665,647
Balance, December 31, 2009	$326,442,944	$42,261,000	$4,664,382	$56,503,709	$429,872,035
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$7,582,537	$5,839,286	$(423,130)	$1,799,846	$14,798,539

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. As of June 30, 2010, Katonah Debt Advisors and its affiliates had approximately $2.1 billion of assets under management.

Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At June 30, 2010, Katonah Debt Advisors had approximately $2.1 billion of par value of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $54 million.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses.  The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee.  At June 30, 2010, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, one CLO Fund (representing approximately $342 million of the $2.1 billion of Katonah Debt Advisors’ assets under management) was not paying its subordinated management fee.  These subordinated management fees, totaling approximately $1.2 million per year, have been restricted from being paid as a result of the failure by the CLO Fund to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund and will be payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants. As of June 30, 2010, approximately $2 million of previously accrued subordinated management fees (from certain CLO Funds which had deferred subordinated management fees in the past and for which are now paying their current subordinated management fees) had been paid to Katonah Debt Advisors and approximately $3.3 million of subordinated management fees continue to be accrued for which Katonah Debt Advisors currently expects a portion of such fees to be paid to it within the next year. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors.  In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management were integrated into the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors.  As of June 30, 2010, Scott’s Cove had approximately $131 million of assets under management.

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

At June 30, 2010 there were no intercompany balances with our affiliates, and at December 31, 2009 a net amount due from affiliates totaled approximately $44,000.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:
	As of June 30, 2010	As of December 31, 2009

Secured revolving credit facility, $275 million commitment due September 29, 2010[1]	$145,445,854	$218,050,363

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

Fair Value of Debt.  The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $146 million and $218 million at June 30, 2010 and December 31, 2009, respectively.  The fair value of the Company’s debt was determined based on market interest rates for similar instruments as of the balance sheet dates.

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

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to the Company’s GAAP stockholders’ equity balance. As of July 31, 2010, the Company's leverage ratio did not exceed 1:1.

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the leverage ratio. However, as described below, the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA and, as described elsewhere in the Quarterly Report, the Agent has sent additional notices of Termination Events under the LFSA. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving alleged Termination Events. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company and the Borrower were unsuccessful in obtaining court relief, they could be forced to pay the remaining balance of the Facility (approximately $144 million as of July 31, 2010), which would adversely affect the Company’s business, liquidity, financial condition and results of operations.

The Company estimates that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the six months ended June 30, 2010 and 2009 was approximately $171 million and $237 million, respectively. For the three months ended June 30, 2010 and 2009, the weighted average interest rate on weighted average outstanding borrowings was approximately 5% and 2% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of June 30, 2010, the Company had restricted cash and time deposit balances of approximately $4 million which it maintained in accordance with the terms of the Facility.

7. DISTRIBUTABLE TAX INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2010). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, however, the Company may incur a U.S. federal excise for the calendar year 2010.

The following reconciles net decrease in stockholders’ equity resulting from operations to taxable income for the six months ended June 30, 2010:

Six Months Ended
June 30, 2010
(unaudited)
Pre-tax net decrease in stockholders’ equity resulting from operations	$(4,096,006)
Net change in unrealized (appreciation) depreciation from investments	(734,108)
Excess capital losses over capital gains	7,705,806
Income not on GAAP books currently taxable	1,198,092
Income not currently taxable	(38,589)
Expenses not currently deductible	301,364
Expenses not on GAAP books currently deductible	(3,978)
Taxable income before deductions for distributions	$4,332,581
Taxable income before deductions for distributions per weighted average shares for the period	$0.19

For the quarter ended June 30, 2010, the Company declared a dividend on June 23, 2010 of $0.17 per share for a total of approximately $4 million. The record date was July 7, 2010 and the dividend was distributed on July 29, 2010.

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

At June 30, 2010, the Company had a net capital loss carryforward of $21.8 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both June 30, 2010 and December 31, 2009, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $0 had been funded as of June 30, 2010 and $640,000 had been funded as of December 31, 2009.

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

9. LIQUIDITY

As discussed in Note 6, the Company is currently using any income generated by the assets collateralizing its secured credit Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if it wants to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, it is required to distribute to the shareholders substantially all of its investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $212 million represent approximately 60% of the Company’s total assets (at fair value) at June 30, 2010 and contributed approximately 45% of the Company’s investment income for the quarter ended June 30, 2010.  Because the Company is using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, the Company may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain its RIC status. In addition, at the end of the amortization period (which the Company has challenged as being wrongfully commenced), the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect the Company’s business, liquidity, financial condition and results of operations. The Company expects that its cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, the Company’s wholly-owned portfolio company, will be adequate to meet the Company’s liquidity needs and distribution requirements over the next twelve months.

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

9. STOCKHOLDERS’ EQUITY

On April 28, 2008, the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million.  For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting.  During the year ended December 31, 2009, the Company issued 501,873 shares under DRIP and 122,333 shares of restricted stock were exercised and converted to common stock.  During the six months ended June 30, 2010, the Company issued 185,954 shares of common stock under its dividend reinvestment plan. The total number of shares issued and outstanding as of June 30, 2010 and December 31, 2009 was 22,549,235 and 22,363,281, respectively.

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

Stock Options

On December 11, 2006, concurrent with the completion of the Company’s IPO, options to purchase a total of 910,000 shares of common stock were granted to the Company’s executive officers and directors with an exercise price per share of $15.00 (the public offering price of the common stock). Such options vest equally over two, three or four years from the date of grant and have a ten-year exercise period. During the year ended December 31, 2007, the Company granted 495,000 options to its employees with a weighted average exercise price per share of $16.63, with a risk-free rate ranging between 4.6% to 5.3%, with volatility rates ranging between 20.5% to 22.4% and for which 25% of such options vest on each of the subsequent four grant date anniversaries and have a ten-year exercise period.  During the year ended December 31, 2008, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.  During the six months ended June 30, 2010, no additional options were granted to non-employee directors as partial annual compensation for their services as director.

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

As of December 31, 2009, 40,000 options to non-employee directors remained outstanding.  During the six months ended June 30, 2010, no such options were forfeited.  As of June 30, 2010, 40,000 total options were outstanding, 40,000 of which were exercisable. The options have an estimated remaining contractual life of 8 years and 5 months.

Information with respect to options granted, exercised and forfeited under the Plan for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97
Exercised	—	$—
Forfeited	(1,315,000)	$15.52
Options outstanding at December 31, 2008	20,000	$11.97
Granted	20,000	$4.93
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2009	40,000	$8.45
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2010	40,000	$8.45	8.5	$-

Total vested at June 30, 2010	40,000	$8.45	8.5

[1]	Represents the difference between the market value of shares of the Company upon exercise of the options at June 30, 2010 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the six months ended June 30, 2010 and June 30, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $4,000 and $16,000, respectively. At June 30, 2010, the Company no remaining cost of compensation cost related to unvested stock-based awards.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled.  The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options.  Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock.  As of June 30, 2010, 125,333 of such shares were vested and converted to common shares, and 117,000 of such shares had yet to vest.  The remaining 16,667 shares have been forfeited.

During the six months ended June 30, 2010, no shares of restricted stock were vested and converted to common shares.  As of June 30, 2010, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 40,000 shares of common stock outstanding and there were 302,139 shares of restricted stock outstanding.  Information with respect to restricted stock granted, exercised and forfeited under the Plan for the six months ended June 30, 2010 is as follows:

	Non-Vested Restricted Shares	Weighted Average Exercise Price per Share
Non-vested shares outstanding at December 31, 2008	339,583	$10.83
Granted	84,889	$5.89
Vested	(122,333)	$10.37
Forfeited	—	$—
Non-vested shares outstanding at December 31, 2009	302,139	$9.63
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2010	302,139	$9.63

Total non-vested shares at June 30, 2010	302,139	$9.63

For the six months ended June 30, 2010, non-cash compensation expense related to restricted stock was approximately $436,000; of this amount approximately $296,000 was expensed at the Company and approximately $140,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the six months ended June 30, 2009, non-cash compensation expense related to restricted stock was approximately $464,000; of this amount approximately $323,000 was expensed at the Company and approximately $140,000 was a reimbursable expense allocated to Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2010, there was approximately $1 million of total unrecognized compensation cost related to nonvested share-based awards. That cost is expected to be recognized over a weighted average period of 1.9 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the six months ended June 30, 2010 and 2009 the Company made contributions to the 401K Plan of approximately $19,000 and $17,000, respectively.  At June 30, 2010, the Company had approximately $1 million of compensation cost related to unvested restricted stock based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 1.9 years.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the six months ended June 30, 2010 and 2009, the Company made no contributions to the Pension Plan.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Kohlberg Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of funds under our credit facility, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	the status of our credit facility, including any requirement that we pay our credit facility in full; and

•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report.

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing.  As of June 30, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at June 30, 2010 was $9.20. On June 30, 2010, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $5.01.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $9.20 and $9.56 as of June 30, 2010 and December 31, 2009, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2010		December 31, 2009
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$12,491,457	$0.56	$126	$-
Investments in money market accounts	216,179	0.01	—	-
Investments in debt securities	226,850,143	10.07	297,356,529	13.30
Investments in CLO Fund securities	52,151,000	2.31	48,971,000	2.19
Investments in equity securities	6,554,693	0.29	4,713,246	0.21
Investments in asset manager affiliates	53,703,377	2.38	58,064,720	2.60
Cash	314,302	0.01	4,140,408	0.19
Restricted Cash	331,242	0.01	18,696,023	0.84
Other assets	3,226,561	0.14	7,474,005	0.33
Total Assets	$355,838,954	$15.78	$439,416,057	$19.65
Borrowings	$145,445,854	$6.45	$218,050,363	$9.75
Other liabilities	3,008,723	0.13	7,469,970	0.34
Total Liabilities	$148,454,577	$6.58	$225,520,333	$10.09
NET ASSET VALUE	$207,384,377	$9.20	$213,895,724	$9.56

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

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of June 30, 2010, we had approximately $145 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 243%, above the minimum asset coverage level generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action and discovery has commenced.  In addition, motions for partial summary judgment relating to the claims regarding the Termination Date have been filed by us and by the lenders and while it is expected that such motions will be fully submitted by the end of September 2010, we cannot predict when the court will issue its determination of such motions.

The Agent has sent additional notices of Termination Events, the most recent of which is dated June 15, 2010, which we believe are without merit due to the wrongful declaration of a Termination Date, the accompanying termination of the revolving period and commencement of the amortization period. In addition, on April 2, 2010 the Agent sent a notice alleging that our failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which we also believe and have asserted is without merit based upon a non-material delay.

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

Under the Facility, we are subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility outstanding balance to our GAAP stockholders’ equity balance. As of July 31, 2010, our leverage ratio did not exceed 1:1.

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in Part II, “Item 1. Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA and the Agent has sent additional notices of Termination Events under the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $144 million as of July 31, 2010), which would adversely affect the Company’s business, liquidity, financial condition and results of operations.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

Investment Portfolio Summary Attributes as of and for the Six Months ended June 30, 2010

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings under the Facility and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $7 million, which comprises approximately 2% of our investment portfolio.  Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Investments and Operations” for a more detailed description) as of and for the six months ended June 30, 2010:

Debt Securities

•	represent approximately 64% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (54% and 44% of debt securities, respectively);

•	spread across 25 different industries and 68 different entities;

•	average balance per investment of approximately $3 million;

•	all but five issuers current on their debt service obligations; and

•	weighted average interest rate of 5.4%.

CLO Fund Securities (as of the last monthly trustee report prior to June 30, 2010 unless otherwise specified)

•	represent approximately 15% of total investment portfolio at June 30, 2010;

•	88% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 12% of CLO Fund Securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	ten different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and

•	five CLO Fund securities, representing 15% of all such securities at fair value or 2% of total investments at fair value, are not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 15% of total investment portfolio;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the six months ended June 30, 2010, Katonah Debt Advisors had pre-tax net income of approximately $1 million; and

•	for the six months ended June 30, 2010, Katonah Debt Advisors made distributions of $1.5 million to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Net Change in Unrealized Depreciation on Investments

During the three and six months ended June 30, 2010, the Company’s investments had a net change in unrealized depreciation of approximately $554,000 and $734,000, respectively; during the three and six months ended June 30, 2009, the Company’s investments had a net change in unrealized depreciation of approximately $10 million and $15 million, respectively.

The net change in unrealized depreciation for the three months ended June 30, 2010 is primarily due to (i) an approximate $869,000 net decrease in the market value of certain broadly syndicated loans as a result of current market conditions; (ii) an approximate $448,000 decrease in the net value of CLO Fund securities; and (iii) an approximate $2 million decrease in the value of Katonah Debt Advisors.

The net change in unrealized depreciation for the six months ended June 30, 2010 is primarily due to (i) an approximate $5 million net increase in the market value of certain broadly syndicated loans as a result of current market conditions; (ii) an approximate $3 million increase in the net value of CLO fund securities; and (iii) an approximate $7 million decrease in the value of Katonah Debt Advisors.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended June 30, 2010 and 2009 was a decrease of approximately $6 million and an increase of $13 million, respectively, or a decrease of $2.53 and an increase of $0.59 per share, respectively.  The net change in stockholders’ equity resulting from operations for the six months ended June 30, 2010 and 2009 was a decrease of approximately $4 million, and an increase of approximately $22 million, respectively, or a decrease of $0.18 and an increase of $1.0 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2010 and 2009, net investment income and realized gains (losses) was approximately $5 million and $3 million, respectively, or $2.28 and $0.12, per share, respectively.  For the six months ended June 30, 2010 and 2009, net investment income and realized losses were approximately $5 million and $7 million, respectively, or $0.21 and $0.32, per share, respectively.

Dividends

For the three months ended June 30, 2010, we declared a $0.17 dividend per share. As a result, there was a dividend distribution of approximately $4 million for the second quarter declaration, which was booked in the third quarter.  We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

	Dividend	Declaration Date	Record Date	Pay Date
2010:
Second quarter	$0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010

2009:
Fourth quarter	$0.20	12/15/2009	12/28/2009	1/25/2010
Third quarter	0.24	9/24/2009	10/9/2009	10/29/2009
Second quarter	0.24	6/12/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009
Total declared for 2009	$0.92

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the six months ended June 30, 2010, Katonah Debt Advisors had approximately $1 million of pre-tax net income and made distributions of $1.5 million to us, a portion of which represented undistributable earnings from prior years.  For the six months ended June 30, 2009, Katonah Debt Advisors earned approximately $1 million of pre-tax net income and made no distributions to us; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

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

The following table shows the Company’s portfolio by security type at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$12,491,457	$12,491,457	4%	$126	$126	—%
Money Market Account	216,179	216,179	—	-	-	—
Senior Secured Loan	139,191,719	123,337,607	35	179,425,767	159,075,586	39
Junior Secured Loan	112,435,054	98,982,230	28	129,016,237	114,920,499	28
Mezzanine Investment	10,744,497	548,971	—	28,606,852	19,235,444	5
Senior Subordinated Bond	4,240,890	3,598,535	1	3,007,167	2,415,000	1
Senior Unsecured Bond	—	—	—	2,000,000	1,710,000	—
Preferred Stock	400,000	382,800	—	—	—	—
CLO Fund Securities	68,237,622	52,151,000	15	68,195,049	48,971,000	12
Equity Securities	14,216,146	6,554,693	2	12,365,603	4,713,246	1
Affiliate Asset Managers	43,321,870	53,703,377	15	40,751,511	58,064,720	14
Total	$405,495,434	$351,966,849	100%	$463,368,312	$409,105,621	100%

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy, were adopted by us in the first quarter of 2010. Note 4 –to the financial statements reflects the amended disclosure requirements. The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. The Company is evaluating the increased disclosure requirements for implementation by the effective date. Since this new guidance only amends the disclosures requirements, it did not impact our statements of financial position, statements of operations, or cash flow statements.

ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosure ”) requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

We engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% of investments at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of June 30, 2010, the Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of our annual year end valuation process.

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

At June 30, 2010 and June 30, 2009, our investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 5.4% and 6.3%, respectively.

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at June 30, 2010 was spread across 25 different industries and 68 different entities with an average balance per entity of approximately $3 million. As of June 30, 2010, all but five of our portfolio companies were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At June 30, 2010, approximately 19% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 15% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At June 30, 2010, our ten largest portfolio companies represented approximately 41% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 15% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 18% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2010, we had approximately $52 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund investments as of June 30, 2010 and December 31, 2009 are as follows:

			June 30, 2010		December 31, 2009
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,718,436	$3,380,000	$4,715,858	$2,780,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	880,000	4,500,000	950,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1	3,150,000	980,000	3,150,000	290,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2,3]	Subordinated Securities	16.4	4,500,000	2,030,000	4,500,000	1,840,000
Katonah VIII CLO Ltd.[2,3]	Subordinated Securities	10.3	3,400,000	1,960,000	3,400,000	1,760,000
Katonah IX CLO Ltd.[2,3]	Preferred Shares	6.9	2,000,000	1,700,000	2,000,000	1,560,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,600,400	8,330,000	11,589,830	8,280,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	29,965,368	26,710,000	29,940,867	27,100,000
Katonah 2007-1 CLO Ltd.[2]	Class B-2L Notes	100.0	1,083,418	6,180,001	1,078,494	4,410,000
Total			$68,237,622	$52,151,001	$68,195,049	$48,971,000

¹  Represents percentage of class held.
²  An affiliate CLO Fund managed by Katonah Debt Advisors.
³  As of June 30, 2010, these CLO Fund Securities were not providing a dividend distribution.

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

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in—“Critical Accounting Policies—Valuation of Portfolio Investments” below) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “—Critical Accounting Policies—Valuation of Portfolio Investments” below) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of June 30, 2010 and December 31, 2009:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	244	177	31	$1,146,406	$1,580,356
Katonah III, Ltd.	244	160	31	1,427,674	2,177,202
Katonah IV, Ltd.	222	149	26	977,879	1,456,974
Katonah V, Ltd.	265	172	29	519,130	799,822
Katonah VII CLO Ltd.	260	197	33	1,247,334	1,646,228
Katonah VIII CLO Ltd.	275	205	33	1,360,130	1,824,565
Katonah IX CLO Ltd.	264	203	33	1,538,000	2,000,157
Katonah X CLO Ltd.	260	204	32	1,750,377	2,230,873
Katonah 2007-1 CLO Ltd.	233	181	31	1,328,816	1,710,575

¹  All data from most recent Trustee reports as of June 30, 2010.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of June 30, 2010 were approximately $6 million, $1 million, and $5 million, respectively, and at December 31, 2009, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $4 million, $1 million, and $3 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of June 30, 2010, Katonah Debt Advisors had approximately $2.1 billion of par value of assets under management on which it earns management fees, and was valued at approximately $54 million.

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

The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee.  At June 30, 2010, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it. However, one CLO Fund (representing approximately $340 million of the $2.1 billion of Katonah Debt Advisors’ assets under management), is not paying its subordinated management fee.  These subordinated management fees, totaling approximately $1.2 million per year, have been restricted from being paid as a result of the failure by the CLO Fund to satisfy certain restrictive covenants contained in their indenture agreements. Such subordinated management fees continue to be accrued by the applicable CLO Fund (and on the books of Katonah Debt Advisors), and will be payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants. As of June 30, 2010, approximately $3.3 million of subordinated management fees have been accrued and Katonah Debt Advisors currently expects a portion of such fees paid to it within the next year. However, there can be no assurance that these fees will become payable or, if they do become payable, that the applicable CLO Fund will have sufficient cash to make the payments to Katonah Debt Advisors.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2010 and for the year ended December 31, 2009 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,089,365	$54,734,812	$448,323,184
2009 Activity:
Purchases / originations /draws	$1,509,987	$1,076,250	$8,625,627	$4,018,309	$15,230,173
Pay-downs / pay-offs / sales	(72,227,405)	—	—	—	(72,227,405)
Net accretion of discount	964,724	742,204	—	—	1,706,928
Net realized losses	(12,050,370)	—	(1,516,682)	(2,215,069)	(15,782,121)
Decrease in fair value	25,300,586	12,512,546	(7,485,064)	1,526,668	31,854,736
Fair Value at December 31, 2009	297,356,529	48,971,000	4,713,246	58,064,720	409,105,495
Year to Date 2010 Activity:
Purchases / originations /draws	6,915,919	—	1,850,543	2,570,359	11,336,821
Pay-downs / pay-offs / sales	(74,477,430)	—	—	—	(74,477,430)
Net accretion of discount	223,452	42,573	—	—	266,025
Net realized losses	(7,705,806)	—	—	—	(7,705,806)
Increase (decrease) in fair value	4,537,479	3,137,427	(9,096)	(6,931,702)	734,108
Fair Value at June 30, 2010	$226,850,143	$52,151,000	$6,554,693	$53,703,377	$339,259,213

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2010 and 2009.

Investment Income

Investment income for the three months ended June 30, 2010 and 2009 was approximately $7 million and $9 million, respectively. Of these amounts, approximately $3 million and $6 million was attributable to interest income on our loan and bond investments, respectively. For each of the three months ended June 30, 2010 and 2009, approximately $2 million of investment income is attributable to dividends earned on CLO equity investments.

Investment income for the six months ended June 30, 2010 and 2009 was approximately $14 million and $18 million, respectively. Of this amount, approximately $8 million and $13 million, respectively, was attributable to interest income on our loan and bond investments. For the six months ended June 30, 2010 and 2009, approximately $5 million and $5 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of June 30, 2010, our investment in Katonah Debt Advisors was approximately $54 million. For the three months ended June 30, 2010 and 2009, Katonah Debt Advisors had pre-tax net income of approximately $470,000 and $880,000, respectively. For the six months ended June 30, 2010 and 2009, Katonah Debt Advisors had pre-tax net income of approximately $1 million and $1 million, respectively. For the three and six months ended June 30, 2010, Katonah Debt Advisors made distributions of $1.5 million, a portion of which represented undistributed earnings from prior years.  For the three and  six months ended June 30, 2009, Katonah Debt Advisors distributed made no distributions of net income.

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

Expenses

Total expenses for the three months ended June 30, 2010 and 2009 were approximately $7 million and $3 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $2 million and $2 million, respectively, on average debt outstanding of $171 million and $237 million, respectively. Approximately $816,000 and $824,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended June 30, 2010 and 2009.  For the three months ended June 30, 2010, other expenses included approximately $4 million for professional fees, insurance, administrative and other.  For the three months ended June 30, 2009, other expenses included approximately $658,000 for professional fees, insurance, administrative and other.  For the three months ended June 30, 2010 and 2009, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $324,000 and $268,000, respectively.

Total expenses for the six months ended June 30, 2010 and 2009 were approximately $11 million and $6 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $5 million and $3 million, on average debt outstanding of $187 million and $246 million, respectively. Approximately $2 million and $2 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the six months ended June 30, 2010 and 2009.  For the six months ended June 30, 2010 and 2009, other expenses included approximately $5 million for professional fees, insurance, administrative and other.  For the six months ended June 30, 2010 and 2009, administrative and other costs totaled approximately $614,000 and $530,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

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

Professional fee expenses for the three and six months ended June 30, 2010 are significantly higher by approximately $3 million relative to the same prior years periods due to increased legal expenses (approximately $2 million), accounting (approximately $1 million) and valuation services (approximately $470,000).  This increase in professional fees is primarily related to legal proceeding and our complaint against our lenders and additional legal, accounting and valuation costs related to the restatement (and defense on the related class-action and SEC investigation) of our year-end 2008 and first-and second- quarter 2009 financial statements.

Net Unrealized Appreciation on Investments

During the three months ended June 30, 2010 and 2009, our total investments had a change in net unrealized depreciation of approximately $554,000 and $10 million, respectively. For the three months ended June 30, 2010, Katonah Debt Advisors had a change in unrealized depreciation of approximately $2 million and our middle market portfolio of debt securities, equity securities and CLO Fund securities had a change in net unrealized depreciation of approximately $1 million.  For the three months ended June 30, 2009, Katonah Debt Advisors had a change in unrealized appreciation of $699,000 offset by a change in unrealized depreciation of approximately $10 million on debt securities, equity securities and CLO Fund securities in our investment portfolio.

During the six months ended June 30, 2010 and 2009, our total investments had a change in net unrealized appreciation of approximately $734,000 and $15 million, respectively. For the six months ended June 30, 2010, Katonah Debt Advisors had a change in unrealized depreciation of approximately $7 million and our middle market portfolio of debt securities, equity securities and CLO Fund securities had a change in unrealized appreciation of approximately $8 million.  For the six months ended June 30, 2009, Katonah Debt Advisors had a change in unrealized appreciation of approximately $2 million and unrealized gains of approximately $13 million, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three and six months ended June 30, 2010 was approximately $6 million and $4 million, respectively, or a decrease of $2.53 and $0.18, respectively, per share.  The net increase in stockholders’ equity resulting from operations for the three and six months ended June 30, 2009 was approximately $13 million and $22 million, or $0.59 and $1.00, respectively, per share.

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

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. As of June 30, 2010, we had $145 million of outstanding borrowings and our asset coverage was 243%, which is above the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt.

As of June 30, 2010 and December 31, 2009 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2010	December 31, 2009

Cash	$314,302	$4,140,408
Time Deposits	12,491,457	126
Money Market Accounts	216,179	—
Senior Secured Loan	123,337,607	159,075,586
Junior Secured Loan	98,982,230	114,920,499
Mezzanine Investment	548,971	19,235,444
Senior Subordinated Bond	3,598,535	2,415,000
Senior Unsecured Bond	—	1,710,000
Preferred Stock	382,800	—
CLO Fund Securities	52,151,001	48,971,000
Equity Securities	6,554,693	4,713,246
Affiliate Asset Managers	53,703,377	58,064,720
Total	$352,281,152	$413,246,029

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

In connection with the Facility, we are party to the LFSA, by and among us as the servicer, KCAP Funding, as the borrower, the Agent, the Trustee, and the other lender parties and other parties thereto.  As of June 30, 2010 there were outstanding borrowings of approximately $145 million under the LFSA.  In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein.  As of June 30, 2010 there were financial assets held in the securities account with a market value of approximately $212 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets. The assets securing the Facility represent approximately 60% of our total assets (at fair value) at June 30, 2010 and contributed approximately 45% of our investment income for the six months ended June 30, 2010.

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

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action and discovery has commenced.  In addition, motions for partial summary judgment relating to the claims regarding the Termination Date have been filed by us and by the lenders and while it is expected that such motions will be fully submitted by the end of September 2010, we cannot predict when the court will issue its determination of such motions.

The Agent has sent additional notices of Termination Events, the latest of which is dated June 15, which we believe are without merit due to the wrongful declaration of a Termination Date, the accompanying termination of the revolving period and commencement of the amortization period. In addition, on April 2, 2010 the Agent sent a notice alleging that our failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which we also believe and have asserted is without merit based upon a non-material delay.

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

Under the Facility, the Company is subject to various covenants including a leverage ratio covenant pursuant to which it must maintain a leverage ratio of no more than one to one based on the ratio of the Facility’s outstanding balance to the Company’s GAAP stockholders’ equity balance. As of July 31, 2010, the Company’s leverage ratio did not exceed 1:1.

As of the date of filing of this Quarterly Report, the Company believes that it is not in material breach of its obligations under the LFSA, including the financial covenants. However, as described above and further in Part II, “Item 1. Legal Proceedings,” the Company and the Borrower are plaintiffs in a pending lawsuit against the Agent and the lenders involving the LFSA. While the Company and the Borrower intend to vigorously pursue the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by the Company and the Borrower or their exposure associated with this litigation can be determined at this time. There can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement referred to elsewhere in this Quarterly Report, and there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. While the Company and the Borrower believe that they have meritorious claims against the Agent and the lenders in the pending lawsuit and, as a result, the breaches alleged by the Agent and the lenders are not valid in accordance with the terms of the LFSA, there is no assurance that the Company and the Borrower will prevail in such litigation. If the Company and the Borrower do not prevail, the Agent and the lenders may seek to pursue claims based on the alleged breaches, including claims involving a Termination Event. If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period (which the Company has challenged as being wrongfully commenced) or otherwise, and the Company was unsuccessful in obtaining court relief, the Company could be forced to pay the remaining balance of the Facility (approximately $144 million as of July 31, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 3% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the three months ended June 30, 2010 and 2009 was approximately $171 million and $237 million, respectively. For the three months ended June 30, 2010 and 2009, the weighted average interest rate on weighted average outstanding borrowings was approximately 5% and 2% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. We were in material compliance with all our debt covenants as of June 30, 2010. As of June 30, 2010, we had restricted cash balances of approximately $4 million which we maintained in accordance with the terms of the Facility.  The Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size.

We are currently using any income generated by the assets collateralizing the Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if we want to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, we are required to distribute to the shareholders substantially all of our investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $212 million represent approximately 60% of our total assets (at fair value) at June 30, 2010 and contributed approximately 45% of the Company’s investment income for the quarter ended June 30, 2010. Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period (which the Company has challenged as being wrongfully commenced), we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at the end of the amortization period, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, liquidity, financial condition and results of operations. We expect that our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our liquidity needs and distribution requirements over the next twelve months.

However, if we are unable to renew or replace the Facility, our liquidity may be significantly reduced. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and our business prospects could be negatively impacted. Even if we are able to renew or replace the Facility, such new debt capital may be at a higher cost and/or on less favorable terms and conditions than the Facility. In addition, equity capital is, and may continue to be, difficult to raise because, subject to limited exceptions, we may not issue and sell shares of our common stock at a price below NAV without stockholder approval and issuing equity at depressed stock prices can be dilutive to our stockholders. These factors and our inability to raise additional capital to date have resulted in a reduction in new originations, curtailed our ability to grow and have had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and negatively impact our operating results.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both June 30, 2010 and December 31, 2009, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $0 had been funded as of June 30, 2010 and $640,000 had been funded as of December 31, 2009. As of June 30, 2010 and December 31, 2009, we had no investments in delayed draw senior secured loans.

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

We are, for GAAP purposes, an investment company under the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies. As a result, we reflect our investments on our balance sheet at their estimated fair value with unrealized gains and losses resulting from changes in fair value reflected as a component of unrealized gains or losses on our statements of operations. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, we do not consolidate majority or wholly-owned and controlled investments.

Effective January 1, 2008 we adopted Fair Value Measurements and Disclosures . Among other things, this standard requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

After our adoption of Fair Value Measurements and Disclosures, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level I – Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by Fair Value Measurements and Disclosures , the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current.  As of June 30, 2010, five issuers representing 2% of our total investments were on non-accrual status.  As of December 31, 2009, eight issuers representing 2% of our total investments were on non-accrual status.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Kohlberg Capital Amended and Restated 2006 Equity Incentive Plan to officers and employees for services rendered to us. We follow Compensation-Stock Compensation , a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2010, approximately 95% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2010, we had $145 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.  However, we are currently required to pay interest on our borrowings under the Facility at the higher default rate equal to 0.85% above the prime rate plus 0.75% due to the alleged breach of our obligations under the Facility asserted by the Agent, which we believe to be without merit.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2010 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately $1.4 million over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately $1.4 million over a one-year period. Because most of our investments at June 30, 2010 were floating rate with a spread to an index similar to our Facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2010. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

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

We engaged VRC, an independent valuation firm, to provide third-party valuation estimates for 39% of our investments at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in our determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of June 30, 2010, the Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of our annual year end valuation process.

Item 4             Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Restatement of Previously Issued Financial Statements

Following the Company’s engagement of Grant Thornton LLP as its independent registered public accounting firm in January 2010, the Company’s management and Audit Committee concluded that the Company would have to restate its previously issued financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. Management and the Audit Committee determined that such restatement was necessary to correct errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impacted the amount of unrealized gains (losses) reported for the Company's illiquid investments, which affects the calculation of the Company's NAV and net income, and also impacted net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. The error related to fair value measurements was identified through the use and weighting of additional valuation techniques and a broader consideration of secondary market inputs.  In addition, management concluded that the Company had material weaknesses in its internal control over financial reporting related to errors in the application of accounting for the fair value of the Company’s illiquid investments and the revenue recognition for certain non-cash payment-in-kind (“PIK”) investments as of the end of each of the years ended December 31, 2009 and December 31, 2008 and each of the quarterly periods included in such years.

Changes in Internal Control Over Financial Reporting

To address these material weaknesses, during the quarter ended June 30, 2010, the Company revised its valuation procedures for estimating the fair value of its illiquid investments and has revised its accounting for non-cash PIK interest income. Under the revised valuation procedures, management considers the following factors in determining the appropriate weighting of market inputs: comparability of the market input relative to the investment being valued, the source of the information, the correlation of the data to any actual observed transaction activity, the internal consistency of such inputs to other inputs noted by the same source, and other qualitative factors that may impact the reliability, comparability, or weighting of the inputs. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income.  Management continues to implement the foregoing measures which it believes will effectively remediate these material weaknesses.  As of the date of filing of this report, the Company believes that it has modified its accounting for the fair value of its investments and its accounting for its non-cash PIK investments to the extent necessary to prepare the financial statements and the other financial information contained herein. As the Company continues to evaluate and work to improve its internal control over financial reporting, including remediating the material weakness with respect to maintaining effective controls over its independent review of the fair value model valuation process, management may determine to take additional measures to address the material weakness and other control deficiencies.

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

In particular, the complaint alleges that the defendants improperly failed to make advances to the Borrower in violation of the terms of the LFSA; that the defendants’ termination of the revolving period was wrongful and improperly triggered the amortization period and default interest rate under the LFSA; that the defendants’ failure to provide relevant documents and disclose information to enable the Company and the Borrower to cure the alleged defaults constitutes material breaches of their obligations under the LFSA; and that the defendants’ actions amount to a scheme to avoid their obligations owed to the Company and the Borrower under the LFSA ( i.e. , their obligation to lend money on the terms specified in the LFSA) and an anticipatory repudiation of such obligations, thus resulting in extensive and irreparable harm to the Company and the Borrower and a suspension and/or discharge of the Company and the Borrower’s obligations under the LFSA. Based on the foregoing, the complaint requests the court to, among other things:

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

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action and discovery has commenced.  In addition, motions for partial summary judgment relating to the claims regarding the Termination Date have been filed by us and by the lenders and while it is expected that such motions will be fully submitted by the end of September 2010, we cannot predict when the court will issue its determination of such motions.

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

The Agent has sent additional notices of Termination Events, the most recent of which is dated June 15, 2010, which the Company believes are without merit due to the wrongful declaration of a Termination Date, the accompanying termination of the revolving period and commencement of the amortization period. In addition, on April 2, 2010 the Agent sent a notice alleging that the Company’s failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which the Company also believes and has asserted is without merit based upon a non-material delay.

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

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders, could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act was recently signed into law by the President.  We cannot determine the ultimate effect that new or potential legislation, or subsequent implementing regulations, if enacted, would have upon our financial position.  In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

Debt-Related Risk Factors

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

Any requirement that we sell assets at a loss to redeem or pay interest or dividends on any leverage, or for other reasons, would reduce our NAV and also make it difficult for the NAV to recover. The lenders purport to have the right to accelerate the indebtedness under the Facility at any time based on the alleged Termination Events, and as a result the lenders could seize the collateral securing the Facility at any time.  If we are unable to refinance the indebtedness under our existing Facility or come to an agreement with the lenders under the Facility before September 29, 2010 (the last day of the amortization period that we have challenged as being wrongfully commenced), neither of which has occurred as of the date of this report, then at such time, the indebtedness under the Facility will become immediately due and payable and the lenders could also seek to seize the collateral securing the Facility at that time.  If the Agent and the lenders were to seek to accelerate the indebtedness and seize the collateral either at the end of the amortization period or otherwise, and we were unsuccessful in obtaining court relief, we could be forced to sell assets to pay the remaining balance of the Facility, which would adversely affect our business, liquidity, financial condition and results of operations.

The agreements governing our Facility and the related funding and servicing agreement contain various covenants that limit our discretion in operating our business and also include certain financial covenants. In addition, our lenders have declared a Termination Date under the LFSA.

We have entered into a credit facility that is backed by a revolving pool of loans. Under the Facility, we are subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield, limitations on delinquencies and charge-offs and a maximum leverage ratio, a violation of any of which could result in the early amortization of the Facility, limit further advances and, in some cases, result in an event of default. An event of default under the Facility could result, among other things, in the termination of the availability of further funds under the Facility and an accelerated maturity date for all amounts outstanding under the Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC. If we default under certain provisions of the Facility, the remedies available to the lender may limit our ability to declare dividends. As described below and elsewhere in this report, the Agent and the lenders have declared a Termination Date under the LFSA, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the LFSA and we have filed a complaint against the Agent and the lenders alleging, among other things, that the termination of the revolving period and the commencement of the amortization period were wrongful.   The lenders purport to have the right to accelerate the indebtedness under the Facility at any time based on Termination Events they have alleged to have occurred, and as a result the lenders could seize the collateral securing the Facility at any time.

In connection with the Facility, we are party to a LFSA, dated as of February 14, 2007, by and among us, the Agent, the Trustee and the other lender parties and other parties thereto. As of June 30, 2010, there were outstanding borrowings of approximately $145 million under the LFSA. In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein. As of June 30, 2010 there were financial assets held in the securities account with a market value of approximately $212 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement.  While the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets, the assets securing the Facility represent approximately 60% of our total assets (at fair value) at June 30, 2010 and contributed approximately 45% of our investment income for the six months ended June 30, 2010.

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

Since the time the complaint was filed, the Agent, the lenders, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action and discovery has commenced.  In addition, motions for partial summary judgment relating to the claims regarding the Termination Date have been filed by us and by the lenders and while it is expected that such motions will be fully submitted by the end of September 2010, we cannot predict when the court will issue its determination of such motions.

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

Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, if we are unable to refinance the indebtedness under our existing Facility or come to an agreement with the lenders under the Facility before September 29, 2010 (the last day of the amortization period that we have challenged as being wrongfully commenced), neither of which has occurred as of the date of this report, then at such time, the indebtedness under the Facility will become immediately due and payable and the lenders could also seek to seize the collateral securing the Facility at that time.  If the Agent and the lenders were to seek to accelerate the indebtedness and seize the collateral either at the end of the amortization period or otherwise, and we were unsuccessful in obtaining court relief, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, liquidity, financial condition and results of operations.

If we are not able to amend, refinance or renew our debt on terms acceptable to us or if we receive an unfavorable outcome from the legal action we are taking regarding the LFSA, our operations could be adversely affected.

As noted above, on August 28, 2009, we filed a complaint in the Supreme Court of New York against the Agent and other lender parties to the LFSA. Since the time the complaint was filed, the Agent, the lender, and the lender agent parties to the LFSA have served answers seeking dismissal of the complaint and recovery of the defendants’ attorneys’ fees and costs in the action, U.S. Bank National Association, as Trustee, has been voluntarily dismissed without prejudice from the lawsuit, and discovery has commenced. The Agent has sent additional notices of Termination Events, most recently as of June 15, 2010, which the Company and the Borrower believe and have asserted are without merit, based on the Company’s and the Borrower’s alleged inability to comply with certain covenants under the LFSA due to the actions by the Agent and the lenders in wrongfully declaring a Termination Date. In addition, on April 2, 2010 the Agent sent a notice alleging that our failure to timely deliver annual audited financial statements for the year ended December 31, 2009 would, unless cured within 30 days of the date of the notice, constitute a Termination Event, which we also believe and have asserted is without merit based upon a non-material delay.

While we intend to vigorously litigate the claims set forth in the complaint, neither the outcome of this litigation nor the amount and range of potential damages recoverable by us or our exposure associated with this litigation can be determined at this time and there can be no assurance that in connection with such lawsuit or otherwise the Agent and the lenders will not assert additional breaches of the LFSA, including breaches relating to the restatement described elsewhere in this report. Further, there can be no assurance that the Agent and the lenders will not assert that any such breaches give rise to a Termination Event. An unfavorable decision or determination that we are required to pay the higher rate of interest under LFSA for an extended period of time, could have an adverse effect on our business, liquidity and financial condition.  As of the date of this report, we have not amended, renewed or refinanced the indebtedness under our existing Facility or come to an agreement with the lenders under the Facility.   If the Agent and the lenders were to seek to accelerate and seize the collateral either at the end of the amortization period, September 29, 2010 (which we have challenged as being wrongfully commenced), or otherwise (as they currently purport to have such rights), and we were unsuccessful in obtaining court relief, we could be forced to pay the remaining balance of the Facility (approximately $145 million as of June 30, 2010), which would adversely affect our business, liquidity, financial condition and results of operations. Due to the current economic environment and the severely limited availability of credit, we may not be able to enter into another facility to replace the Facility whether or not any of the foregoing should occur.

Following a default under the LFSA relating to our Facility, we may not have the ability to manage the assets securing the Facility, which may adversely impact our liquidity and operations.

On the basis of the alleged Termination Events, the Agent purports to have the right under the securities account control agreement entered into in respect of the security interest granted to the Trustee, as agent, pursuant to the LFSA to take, at any time, exclusive control of the financial assets in the securities accounts covered by the securities account control agreement. If the Agent exercises this right,  the Trustee will no longer accept instructions from us regarding management of such financial assets under the LFSA and the Trustee will act at the direction of the Agent in respect of all matters relating to such financial assets. The securities account control agreement provides that the Agent will not exercise its right to take exclusive control of the financial assets in the securities account covered by the securities account control agreement unless there has occurred a Termination Event (as defined in the LFSA), which the Agent has alleged to have occurred. If we are prevented by the Agent from effecting transactions in the collateral securing the Facility, we may suffer losses (or greater losses than we otherwise would have suffered) in respect of the collateral, which could have a material adverse effect on our business, financial condition and results of operations. To date, notwithstanding our receipt of the notices of alleged Termination Events, the Agent has not provided the Company or KCAP Funding with any notice of action to exercise such rights of control over the financial assets in the securities accounts covered by the securities account control agreement. However, there can be no assurance that the Agent will not take such action in the future, at the end of the amortization period or otherwise, or that we will be able to reach a resolution with the Agent regarding the alleged breach of our obligations under the LFSA on terms acceptable to us or at all.

If market constraints further prevent us from obtaining additional debt or equity capital, our liquidity could be adversely affected, our business prospects could be negatively impacted, we could lose key employees and our operating results could be negatively affected.

The current economic and capital market conditions in the U.S. have resulted in a severe reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. These conditions have constrained us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to renew or replace the Facility, neither of which has occurred as of the date of this report, our liquidity will be significantly reduced. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and our business prospects could be negatively impacted. Even if we are able to renew or replace the Facility, we may not be able to do so on favorable terms. In addition, the debt capital that will be available, if at all, may be at a higher cost and/or on less favorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below NAV per share without stockholder approval. In addition, issuing equity at depressed stock prices can be dilutive to our stockholders. These events and our inability to raise capital have resulted in a reduction in new originations, curtailed our ability to grow and have had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and negatively impact our operating results.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          [Removed and Reserved]

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

Kohlberg Capital Corporation

Date: August 9, 2010	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	By	/s/ Michael I. Wirth
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