Form 10-Q
period 2010-09-30
Kohlberg Capital CORP
filed 2010-11-08
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of common stock of the registrant as of 22,767,130 was October 31, 2010.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of September 30, 2010	As of December 31, 2009
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2010 - $24,529,777; 2009 - $126)	$24,529,777	$126
Money market account (cost: 2010 - $212,245; 2009 - $0)	212,245	—
Debt securities (cost: 2010 - $229,736,282; 2009 - $342,056,023)	190,908,445	297,356,529
CLO fund securities managed by non-affiliates (cost: 2010 - $15,689,717; 2009 - $15,685,858)	5,271,000	4,021,000
CLO fund securities managed by affiliate (cost: 2010 - $52,568,940; 2009 - $52,509,191)	47,480,000	44,950,000
Equity securities (cost: 2010 - $14,216,146; 2009 - $12,365,603)	5,989,599	4,713,246
Asset manager affiliates (cost: 2010 - $44,219,947; 2009 - $40,751,511)	49,149,581	58,064,720
Total Investments at fair value	323,540,647	409,105,621
Cash	2,225,116	4,140,408
Restricted cash	2,239,603	18,696,023
Interest and dividends receivable	3,083,707	3,836,031
Receivable for open trades	8,665,186	2,953,500
Due from affiliates	1,643	44,274
Other assets	24,290	640,200

Total assets	$339,780,192	$439,416,057

LIABILITIES
Borrowings	$137,159,147	$218,050,363
Accounts payable and accrued expenses	1,819,730	3,057,742
Dividend payable	—	4,412,228

Total liabilities	$138,978,877	$225,520,333
Commitments and contingencies (note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,708,399 and 22,363,281 common shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	$223,687	$220,611
Capital in excess of par value	284,975,852	283,074,233
Accumulated undistributed net investment income	449,558	1,326,380
Accumulated net realized losses	(27,215,375)	(16,462,808)
Net unrealized depreciation on investments	(57,632,407)	(54,262,692)

Total stockholders' equity	$200,801,315	$213,895,724

Total liabilities and stockholders' equity	$339,780,192	$439,416,057

NET ASSET VALUE PER COMMON SHARE	$8.84	$9.56

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Investment Income:
Interest from investments in debt securities	$3,774,475	$5,855,051	$12,019,584	$18,808,447
Interest from cash and time deposits	3,259	5,092	15,752	14,778
Dividends from investments in CLO fund securities managed by non-affiliates	472,972	355,726	1,273,619	1,174,026
Dividends from investments in CLO fund securities managed by affiliate	2,222,806	2,035,789	5,935,478	6,246,918
Dividends from affiliate asset manager	1,500,000	—	3,000,000	—
Capital structuring service fees	117,704	(6,814)	193,415	272,401

Total investment income	8,091,216	8,244,844	22,437,848	26,516,570

Expenses:
Interest and amortization of debt issuance costs	1,623,305	3,137,425	6,723,587	6,223,077
Compensation	814,584	760,759	2,418,567	2,386,218
Professional fees	1,373,552	471,191	5,325,341	1,111,823
Insurance	105,985	95,662	306,752	273,136
Administrative and other	342,520	303,175	956,638	832,724

Total expenses	4,259,946	4,768,212	15,730,885	10,826,978

Net Investment Income	3,831,270	3,476,632	6,706,963	15,689,592
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(3,046,761)	(3,769,049)	(10,752,567)	(8,901,941)
Net change in unrealized appreciation (depreciation) on:
Debt securities	1,334,179	8,218,083	5,871,658	15,800,620
Equity securities	(565,094)	(102,710)	(574,190)	(526,590)
CLO fund securities managed by affiliate	550,246	4,137,840	2,470,250	11,118,734
CLO fund securities managed by non-affiliate	28,720	298,886	1,246,142	(842,722)
Affiliate asset manager investments	(5,451,872)	(1,593,871)	(12,383,575)	205,975

Net realized and unrealized appreciation (depreciation) on investments	(7,150,582)	7,189,179	(14,122,282)	16,854,076

Net Increase (Decrease) In Net Assets Resulting From Operations	$(3,319,312)	$10,665,811	$(7,415,319)	$32,543,668

Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share—Basic and Diluted	$(0.15)	$0.48	$(0.33)	$1.48
Net Investment Income Per Common Share—Basic and Diluted	$0.17	$0.16	$0.30	$0.71
Net Investment Income and Net Realized Gains/Losses Per Common Share—Basic and Diluted	$0.03	$(0.01)	$(0.18)	$0.31

Weighted Average Shares of Common Stock Outstanding—Basic	22,677,428	22,194,690	22,547,274	22,030,517
Weighted Average Shares of Common Stock Outstanding—Diluted	22,677,428	22,194,695	22,547,274	22,030,517

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Operations:
Net investment income	$6,706,963	$15,689,592
Net realized loss from investment transactions	(10,752,567)	(8,901,941)
Net change in unrealized appreciation (depreciation) on investments	(3,369,715)	25,756,017

Net increase (decrease) in net assets resulting from operations	(7,415,319)	32,543,668

Stockholder distributions:
Dividends from net investment income to common stockholders	(6,706,963)	(10,396,721)
Dividends in excess of net investment income to restricted stockholders	(32,335)	(106,033)
Common Stock Dividends in excess of net investment income	(844,488)	—

Net decrease in net assets resulting from stockholder distributions	(7,583,786)	(10,502,754)

Capital transactions:
Issuance of common stock for dividend reinvestment plan	1,216,946	1,656,531
Vesting of restricted stock	647	1,223
Stock based compensation	687,104	688,727

Net increase in net assets resulting from capital transactions	1,904,697	2,346,481

Net assets at beginning of period	213,895,723	196,566,018

Net assets at end of period (including undistributed net investment income of $449,558 in 2010 and accumulated distributions in excess of net investment income of $8,052,272 in 2009)	$200,801,315	$220,953,413

Net asset value per common share	$8.84	$9.93
Common shares outstanding at end of period	22,708,399	22,255,149

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$(7,415,319)	$32,543,668
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by operations:
Net realized losses on investment transactions	10,752,567	8,901,941
Net change in unrealized (appreciation) depreciation on investments	3,369,715	(25,756,017)
Net accretion of discount on securities and loans	(371,110)	(1,504,703)
Amortization of debt issuance cost	561,251	618,520
Purchases of investments	(33,790,481)	(4,597,657)
Capital contribution to affiliate asset manager	(3,468,436)	(3,600,016)
Payment-in-kind interest income	(323,418)	(3,801)
Proceeds from sale and redemption of investments	103,683,805	38,417,685
Stock based compensation expense	687,104	688,725
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	752,324	531,968
Decrease in other assets	54,660	165,840
Decrease in due from affiliates	42,631	389,251
Increase (decrease) in accounts payable and accrued expenses	(1,238,012)	38,185

Net cash provided by operating activities	73,297,281	46,833,589

FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	647	1,223
Dividends paid in cash	(10,778,426)	(14,725,882)
Cash paid on repayment of debt	(80,891,214)	(33,826,651)
Decrease in restricted cash	16,456,420	1,582,794

Net cash used in financing activities	(75,212,573)	(46,968,516)

CHANGE IN CASH	(1,915,292)	(134,927)
CASH, BEGINNING OF PERIOD	4,140,408	251,412

CASH, END OF PERIOD	$2,225,116	$116,485

Supplemental Information:
Interest paid during the period	$6,658,492	$5,436,585
Non-cash dividends paid during the period under the dividend reinvestment plan	$1,216,946	$1,656,532

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of September 30, 2010
(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 4.0%, Due 6/13	$320,000	$315,520	$317,760

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.1%, Due 6/13	321,125	321,125	318,877

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	5,000,000

Advanced Lighting Technologies, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.1%, Due 6/13	1,568,392	1,568,392	1,557,414

Aero Products International, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	2,968,560	2,968,560	2,968,560

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 7.3%, Due 3/13	318,191	318,191	318,191

Aerostructures Acquisition LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 7.3%, Due 3/13	4,018,058	4,018,058	4,018,058

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.3%, Due 5/13	405,171	402,298	369,111

AGS LLC[6] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.3%, Due 5/13	2,895,981	2,875,443	2,638,239

AmerCable Incorporated[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 3.8%, Due 6/14	5,575,973	5,575,973	5,481,182

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Astoria Generating Company Acquisitions, L.L.C.[6] Utilities	Junior Secured Loan — Term C 4.0%, Due 8/13	$4,000,000	$4,025,351	$3,924,000

Aurora Diagnostics, LLC Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 6.3%, Due 5/16	997,500	983,353	997,500

Awesome Acquisition Company (CiCi's Pizza)[6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,984,813	3,944,000

AZ Chem US Inc.[6] Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.8%, Due 2/14	4,000,000	3,975,956	4,000,000

Bankruptcy Management Solutions, Inc.[6,9] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.6%, Due 7/13	2,406,250	2,424,498	517,344

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 6.3%, Due 7/12	1,870,497	1,875,068	1,221,434

Bicent Power LLC[6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	3,152,000

BP Metals, LLC (fka Constellation Enterprises) [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,096,939	4,096,939	4,096,939

Caribe Information Investments Incorporated[6] Printing and Publishing	Senior Secured Loan — Term Loan 2.6%, Due 3/13	1,611,045	1,607,681	1,427,386

Charlie Acquisition Corp.[9] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	14,261,996	10,744,496	250,000

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 7/14	3,881,804	3,871,081	3,357,761

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 1/15	2,000,000	1,976,315	1,214,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Delta Educational Systems, Inc.[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 6.0%, Due 6/12	$2,301,996	$2,301,996	$2,301,996

Dex Media West LLC Printing and Publishing	Senior Secured Loan — New Term Loan 7.0%, Due 10/14	3,196,857	2,976,183	2,805,242

Dresser, Inc.[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.1%, Due 5/15	3,000,000	2,974,379	2,967,000

DRI Holdings, Inc.[6] Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.7%, Due 7/15	6,000,000	5,569,864	6,000,000

eInstruction Corporation[6] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.3%, Due 7/13	3,091,218	3,091,218	3,026,302

eInstruction Corporation[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Fasteners For Retail, Inc.[6] Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 4.9%, Due 12/12	3,259,011	3,261,663	3,259,011

First American Payment Systems, L.P.[6] Finance	Senior Secured Loan — Term Loan 5.3%, Due 10/13	2,806,000	2,806,000	2,806,000

First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.0%, Due 9/14	896,947	841,725	791,108

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% 10.1%, Due 12/16	3,000,000	3,006,397	2,730,000

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	69,143

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	148,217

Ginn LA Conduit Lender, Inc.[9] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	15,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
HMSC Corporation (aka Swett and Crawford)[6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	$5,000,000	$4,882,962	$3,840,000

Huish Detergents Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 10/14	1,000,000	1,000,000	977,000

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.8%, Due 4/14	3,690,443	3,593,555	3,299,256

Hunter Fan Company[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	2,778,000

Infiltrator Systems, Inc.[6] Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	2,678,977	2,675,508	2,678,977

Inmar, Inc.[6] Retail Stores	Senior Secured Loan — Term Loan 3%, Due 4/13	3,363,854	3,363,854	3,239,391

International Architectural Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 3%, Due 5/15	959,760	959,760	959,760

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 4%, Due 5/12	4,026,082	4,032,011	3,989,847

Intrapac Corporation/Corona Holdco[6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,010,708	3,000,000

Jones Stephens Corp.[6,9] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,541,180	9,527,522	5,381,225

KIK Custom Products Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,357,500

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Las Vegas Land Holdings, LLC[6] Buildings and Real Estate[4]	Senior Secured Loan — Loan 5.3%, Due 3/16	$271,097	$271,097	$216,878

LBREP/L-Suncal Master I LLC[9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	933

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,875,156	58,127

LBREP/L-Suncal Master I LLC[6,9] Buildings and Real Estate[4]	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,600

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3%, Due 5/14	456,194	456,194	91,239

Levlad, LLC & Arbonne International, LLC[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan (Exit) 10.0%, Due 3/15	654,935	654,935	654,935

LN Acquisition Corp. (Lincoln Industrial)[6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.0%, Due 1/15	2,000,000	2,000,000	2,000,000

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.7%, Due 12/12	5,229,035	5,221,185	5,229,035

MCCI Group Holdings, LLC[6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 8.0%, Due 6/13	1,000,000	1,000,000	1,000,000

PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 5.8%, Due 6/11	431,882	431,882	431,882

PAS Technologies Inc.[6] Aerospace and Defense	Senior Secured Loan — Term Loan Retired 10/06/2010 5.8%, Due 6/11	2,135,417	2,132,787	2,135,417

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0%, Due 4/14	1,234,233	1,234,233	1,234,233

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Perseus Holding Corp. Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0%, Due 4/14	$400,000	$400,000	$384,000

QA Direct Holdings, LLC[6] Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,409,153	4,383,919	4,356,243

Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 6/14	2,036,889	2,036,889	2,036,889

Resco Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 12.0%, Due 6/14	7,050,874	6,929,164	7,050,874

San Juan Cable, LLC[6] Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,988,898	3,000,000

Schneller LLC[6] Aerospace and Defense	Senior Secured Loan — Term Loan 3.5%, Due 6/13	4,080,491	4,061,197	3,876,466

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 2.9%, Due 6/12	1,170,721	1,169,601	1,071,209

Seismic Micro-Technology, Inc. (SMT)[6] Electronics	Senior Secured Loan — Term Loan 2.9%, Due 6/12	780,480	779,734	714,140

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 12/14	7,500,000	7,500,000	7,500,000

Specialized Technology Resources, Inc.[6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.8%, Due 6/14	3,533,271	3,533,271	3,533,271

TUI University, LLC[6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 10/14	3,119,818	3,028,287	2,932,629

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Twin-Star International, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 4.5%, Due 4/13	$3,915,834	$3,915,834	$3,915,834

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	470,643	470,643	470,643

Walker Group Holdings LLC[6] Cargo Transport	Junior Secured Loan — Term Loan B 12.5%, Due 12/12	4,469,539	4,469,539	4,469,539

Water PIK, Inc.[6] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.5%, Due 6/13	600,037	598,120	600,037

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	1,906,667	1,858,036	1,906,667

Wesco Aircraft Hardware Corp.[6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	3,940,019	3,957,912	3,940,019

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Acquisition Term Loan 2.5%, Due 6/12	761,003	756,831	725,997

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Letter of Credit 2.5%, Due 6/12	668,412	664,747	637,665

Wolf Hollow I, LP6 Utilities	Senior Secured Loan — Synthetic Revolver Deposit 2.5%, Due 6/12	167,103	166,187	159,416

Wolf Hollow I, LP6 Utilities	Junior Secured Loan — Term Loan (Second Lien) 4.8%, Due 12/12	2,683,177	2,685,659	2,573,166

X-Rite, Incorporated[6] Electronics	Senior Secured Loan — Term Loan (First Lien) 6.6%, Due 10/12	483,731	482,725	483,731

Total Investment in Debt Securities
(95% of net asset value at fair value)		$235,050,484	$229,736,282	$190,908,445

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$160,000

Aerostructures Holdings L.P.[7] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Coastal Concrete Holding II, LLC[7] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	250,143

eInstruction Acquisition, LLC[7] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,503,042

FP WRCA Coinvestment Fund VII, Ltd.[3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,205,000

Perseus Holding Corp.[7] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	$400,000	$400,000

Natural Products Group, Inc.[7] Personal and Non Durable Consumer Products (Mfg. Only)	Series A-1 Common Stock	0.4%	687,140	546,276

International Architectural Products, Inc.[7] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	296,599

Las Vegas Land Holdings, LLC[7] Buildings and Real Estate[4]	Common	0.5%	264,372	264,372

Legacy Cabinets, Inc.[7] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	113,206

Total Investment in Equity Securities
(3% of net asset value at fair value)			$14,216,146	$5,989,599

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,12]	Subordinated Securities	22.2%	$4,719,717	$3,390,000
Katonah III, Ltd.[3,12]	Preferred Shares	23.1%	4,500,000	810,000
Katonah IV, Ltd.[3,12,13]	Preferred Shares	17.1%	3,150,000	1,070,000
Katonah V, Ltd.[3,12,13]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,8,12,13]	Subordinated Securities	16.4%	4,500,000	2,280,000
Katonah VIII CLO Ltd[3,8,12]	Subordinated Securities	10.3%	3,400,000	1,890,000
Katonah IX CLO Ltd[3,8,12]	Preferred Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd [3,8,12]	Subordinated Securities	33.3%	11,606,522	9,110,000
Katonah 2007-I CLO Ltd.[3,8,12]	Preferred Shares	100.0%	29,976,188	26,260,000

Total Investment in CLO Equity Securities			$67,172,427	$46,111,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,8,12]	Class B-2L Notes Par Value of $10,500,000 100.0%, Due 4/22	100.0%	$1,086,230	$6,640,000

Total Investment in CLO Rated-Note			$1,086,230	$6,640,000

Total Investment in CLO Fund Securities
(26% of net asset value at fair value)			$68,258,657	$52,751,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Katonah Debt Advisors	Asset Management Company	100.0%	$44,219,947	$49,149,581

Total Investment in Asset Manager Affiliate			$44,219,947	$49,149,581
(24% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
US Bank Eurodollar Sweep CL2[3,10]	Time Deposit	0.1%	$24,529,226	$24,529,226
JP Morgan Asset Account	Time Deposit	0.0%	551	551
JP Morgan Business Money Market Account[11]	Money Market Account	0.2%	212,245	212,245

Total Investment in Time Deposit and Money Market Accounts			$24,742,022	$24,742,022
(12% of net asset value at fair value)

Total Investments[5]			$381,173,054	$323,540,647
(161% of net asset value at fair value)

See accompanying notes to financial statements.

[1]
A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2010.

[2]	Reflects the fair market value of all existing investments as of September 30, 2010, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.

[5]
The aggregate cost of investments for federal income tax purposes is approximately $381 million. The aggregate gross unrealized appreciation is approximately $12 million and the aggregate gross unrealized depreciation is approximately $70 million.

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

[13]	As of September 30, 2010, these CLO Fund Securities were not providing a dividend distribution.

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

KOHLBERG CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(unaudited)
($ per share)

	Nine Months Ended September 30,
	2010	2009
		(as restated)
Per Share Data:
Net asset value, at beginning of period	$9.56	$9.03
Net income (loss)
Net investment income[1]	0.30	0.71
Net realized losses[1]	(0.48)	(0.40)
Net change in unrealized appreciation/depreciation on investments[1]	(0.29)	0.97
Net income	(0.47)	1.28
Net decrease in net assets resulting from distributions
From net investment income	(0.29)	(0.48)
In excess of net investment income	(0.04)
Net decrease in net assets resulting from distributions	(0.33)	(0.48)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	-	-
Issuance of common stock under dividend reinvestment plan	0.05	0.07
Stock based compensation expense	0.03	0.03
Net increase in net assets relating to stock-based transactions	0.08	0.10

Net asset value, end of period	$8.84	$9.93
Total net asset value return[2]	1.7%	15.2%

Ratio/Supplemental Data:
Per share market value at beginning of period	$4.56	$3.64
Per share market value at end of period	$6.69	$6.03
Total market return[3]	54.1%	78.6%
Shares outstanding at end of period	22,708,399	22,255,149
Net assets at end of period	$200,801,315	$220,953,413
Portfolio turnover rate[4]	2.5%	1.0%
Average debt outstanding	$171,738,698	$240,843,511
Asset coverage ratio	246%	197%
Ratio of net investment income to average net assets[5]	4.3%	10.0%
Ratio of total expenses to average net assets[5]	10.0%	6.9%
Ratio of interest expense to average net assets[5]	4.3%	4.0%
Ratio of non-interest expenses to average net assets[5]	5.7%	2.9%

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (collectively with its affiliates, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of September 30, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Valuation of Portfolio Investments. The Company’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures ”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard as noted below.

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. Note 4 below reflects the amended disclosure requirements. The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company is evaluating the increased disclosure requirements for implementation by the effective date. Since this new guidance only amends the disclosures requirements, it did not impact our statements of financial position, statements of operations, or cash flow statements.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

The Company engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% of its portfolio at fair value as of December 31, 2009.  VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value.   Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of September 30, 2010, the Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s annual year end valuation process.

The Board of Directors may consider other methods of valuation than those set forth above to determine the fair value of Level III investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ materially from the values that would have been used had a ready market existed for such investments.  Further, such investments may be generally subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

The Company’s valuation methodology and procedures are as follows:

1)
Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include whether the quote is from a transaction or is a broker quote, the date and aging of such quote, whether the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by management within the framework of Fair Value Measurements and Disclosures.

2)
If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Company’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

3)	Preliminary valuation conclusions are discussed and documented by management.

4)
Illiquid loans, junior and mezzanine securities, equity investments, CLO Fund securities and Katonah Debt Advisors may be selected for review by an independent valuation firm, which is engaged by the Company’s Board of Directors. Such independent valuation firm reviews management’s preliminary valuations and makes their own independent valuation assessment.

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

The significant inputs used to determine the fair value of equity and equity-related securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity and equity related securities are classified as Level III, as described in Note 4 below, when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies are applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

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

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

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

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2010, five issuers representing 2% of total investments at fair value were considered in default.

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

Capital Structuring Service Fees. The Company may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method , recognizes prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At September 30, 2010, there was an unamortized debt issuance cost of approximately $57,000 included in other assets in the accompanying balance sheet. Amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $561,000 and $619,000, respectively.

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

Recent Accounting Pronouncements

Improved Disclosures Regarding Fair Value Measurements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels I and II, and activity in Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level III disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The Company did not have transfers of assets or liabilities in or out of Level I and Level II fair value measurements. The adoption of this disclosure-only guidance is included in Note 3 “— Portfolio Investments” and did not have a material impact on the Company’s financial results.

Fair Value Measurements for Alternative Investments. In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which provides guidance on estimating the fair value of an alternative investment, amending ASC 820-10. The amendment is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on either the Company’s financial position or results of operations.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net increase (decrease) in net assets from operations	$(3,319,312)	$10,665,810	$(7,415,319)	$32,543,669
Net increase (decrease) in net assets allocated to non-vested share awards	—	129,675	—	461,696
Net increase (decrease) in net assets available to common stockholders	(3,319,312)	10,536,135	(7,415,319)	32,081,973
Weighted average number of common shares outstanding for basic shares computation	22,677,428	22,194,690	22,547,274	22,030,517
Effect of dilutive securities - stock options	—	5	—	—
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	22,677,428	22,194,695	22,547,274	22,030,517
Basic and diluted net increase (decrease) in net assets per common shares:
Net increase (decrease) in net assets from operations	(0.15)	0.47	(0.33)	1.46
Net increase (decrease) in net assets allocated to non-vested share awards	—	0.01	—	0.02

Effective January 1, 2008, the accounting for unvested share-based payment awards included in the calculation of earnings per share changed. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are now participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities when there are earnings in the period. We have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation.

Options to purchase 40,000 and 20,000 shares were not included in the computation of diluted earnings per share for the periods ended September 30, 2010 and 2009, respectively, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

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

The following table shows the Company’s portfolio by security type at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$24,529,777	$24,529,777	12%	$126	$126	-%
Money Market Account	212,245	212,245	-	-	-	-
Senior Secured Loan	110,660,494	95,668,038	48	179,425,767	159,075,586	74
Junior Secured Loan	103,690,662	90,642,174	45	129,016,237	114,920,499	54
Mezzanine Investment	10,744,496	250,000	-	28,606,852	19,235,444	9
Senior Subordinated Bond	4,240,630	3,964,233	2	3,007,167	2,415,000	1
Senior Unsecured Bond	-	-	-	2,000,000	1,710,000	1
Preferred Stock	400,000	384,000	-	-	-	-
CLO Fund Securities	68,258,657	52,751,000	26	68,195,049	48,971,000	23
Equity Securities	14,216,146	5,989,599	3	12,365,603	4,713,246	2
Affiliate Asset Managers	44,219,947	49,149,581	25	40,751,511	58,064,720	27
Total	$381,173,054	$323,540,647	161%	$463,368,312	$409,105,621	191%

¹ Calculated as a percentage of net asset value.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010 (unaudited)			December 31, 2009
Industry Classification	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Aerospace and Defense	$18,029,023	$17,037,661	9%	$33,652,058	$33,416,670	16%
Asset Management Companies[2]	44,219,947	49,149,581	25	40,751,511	58,064,720	27
Automobile	-	-	-	1,940,876	1,800,631	1
Broadcasting and Entertainment	2,988,898	3,000,000	2	2,986,206	2,862,000	1
Buildings and Real Estate[3]	33,380,978	6,411,638	3	36,498,537	9,840,946	5
Cargo Transport	4,940,182	4,940,182	2	13,389,865	13,359,403	6
Chemicals, Plastics and Rubber	3,975,956	4,000,000	2	3,970,688	4,000,000	2
CLO Fund Securities	68,258,657	52,751,000	26	68,195,049	48,971,000	23
Containers, Packaging and Glass	7,042,719	6,989,847	3	7,056,701	6,852,738	3
Diversified/Conglomerate Manufacturing	3,261,662	3,259,010	2	4,046,728	4,042,346	2
Diversified/Conglomerate Service	15,332,837	12,772,049	6	15,382,035	14,350,438	7
Ecological	2,675,508	2,678,977	1	2,695,103	2,699,907	1
Electronics	5,438,457	4,999,080	2	14,874,472	14,407,265	7
Farming and Agriculture	-	-	-	1,441,277	217,001	-
Finance	3,647,725	3,597,108	2	5,460,445	5,372,881	3
Healthcare, Education and Childcare	32,275,520	32,990,504	16	41,647,084	42,177,498	20
Home and Office Furnishings, Housewares, and Durable Consumer Goods	18,286,200	17,391,586	9	20,694,006	18,080,134	8
Hotels, Motels, Inns and Gaming	3,277,741	3,007,350	1	3,438,128	3,171,363	1
Insurance	4,882,962	3,840,000	2	4,861,123	4,490,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,034,233	2,018,233	1	14,572,761	14,227,907	7
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	17,897,748	17,224,943	9	33,015,472	31,956,312	15
Mining, Steel, Iron and Non-Precious Metals	14,315,602	14,441,061	7	13,861,498	13,021,854	6
Oil and Gas	-	-	-	5,998,652	6,000,000	3
Personal and Non Durable Consumer Products (Mfg. Only)	10,908,755	9,104,308	5	14,424,931	9,146,146	4
Personal, Food and Miscellaneous Services	14,729,308	4,194,000	2	14,759,522	4,559,444	2
Printing and Publishing	8,967,784	8,588,871	4	23,867,184	23,506,057	11
Retail Stores	3,363,854	3,239,391	2	3,543,046	3,521,787	2
Time Deposits and Money Market Account	24,742,023	24,742,023	12	126	126	-
Utilities	12,298,775	11,172,244	6	16,343,228	14,989,047	6
Total	$381,173,054	$323,540,647	161%	$463,368,312	$409,105,621	191%

1	Calculated as a percentage of net asset value.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates.
[3]
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2010 and December 31, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At September 30, 2010 and December 31, 2009, approximately 25% and 12% of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% and 12% of its portfolio on such dates), respectively. At September 30, 2010, approximately $25 million of foreign assets were in U.S. dollar denominated over-night time Eurodollar deposits which revert to cash each business morning.

At September 30, 2010 and December 31, 2009, the Company’s ten largest portfolio companies represented approximately 47% and 37%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned portfolio company, represented 15% and 14% of the total fair value of the Company’s investments at September 30, 2010 and December 31, 2009, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 19% and 19% of the total fair value of the Company’s investments at September 30, 2010 and December 31, 2009, respectively.

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

On January 23, 2008, the Company’s wholly-owned asset management company, Katonah Debt Advisors, closed the Katonah 2007-1 CLO, a $315 million CLO Fund. The Company received a structuring fee upon closing and Katonah Debt Advisors earns an ongoing asset management fee based on the par amount of the underlying investments in the CLO Fund. Securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. Kohlberg Capital invested approximately $29 million to acquire all of the shares of the most junior class of securities of this CLO Fund.

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of September 30, 2010 and December 31, 2009, the Company had approximately $46 million and $45 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of September 30, 2010 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $21 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2009, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $23 million.

In May, 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). The Company purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of September 30, 2010 were approximately $7 million, $1 million, and $6 million, respectively, and at December 31, 2009, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $4 million, $1 million, and $3 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and are making their required quarterly distributions.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of September 30, 2010 (unaudited) and December 31, 2009, respectively:

As of September, 30 2010
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$24,742,022	$—	$24,742,022
Debt securities	—	—	190,908,445	190,908,445
CLO fund securities	—	—	52,751,000	52,751,000
Equity securities	—	—	5,989,599	5,989,599
Asset manager affiliate	—	—	49,149,581	49,149,581

As of December 31, 2009
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$126	$—	$126
Debt securities	—	—	297,356,529	297,356,529
CLO fund securities	—	—	48,971,000	48,971,000
Equity securities	—	—	4,713,246	4,713,246
Asset manager affiliate	—	—	58,064,720	58,064,720

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

The Company engaged VRC, an independent valuation firm, to provide third-party valuation estimates for approximately 39% of its portfolio at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of September 30, 2010, the Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s annual year end valuation process.

Values derived for debt securities using public/private company comparables generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as earnings or cash flows) for the private, underlying company/issuer. Such non-observable company/issuer data is typically provided on a monthly basis, is certified as correct by the management of the company/issuer and/or audited by an independent accounting firm on an annual basis. Since such private company/issuer data is not publicly available it is not deemed market-observable data and, as a result, such investment values are grouped as Level III assets.

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Nine Months Ended September 30, 2010
		CLO Fund	Equity	Asset Manager
	Debt Securities	Securities	Securities	Affiliates	Total
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	307,500	63,608	—		371,108
Purchases (sales), net	(101,874,675)	—	1,850,543	3,468,436	(96,555,696)
Total loss realized and unrealized included in earnings	(4,880,909)	3,716,392	(574,190)	(12,383,575)	(14,122,282)
Balance, September 30, 2010	$190,908,445	$52,751,000	$5,989,599	$49,149,581	$298,798,625
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$5,871,658	$3,716,392	$(574,190)	$(12,383,575)	$(3,369,715)

	Nine Months Ended September 30, 2009
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	780,964	723,739	—	—	1,504,703
Purchases (sales), net	(40,448,631)	1,076,250	—	4,018,309	(35,354,072)

Total loss realized and unrealized included in earnings	9,156,290	10,276,011	(567,278)	(2,009,094)	16,855,929
Balance, September 30, 2009	$323,347,630	$46,716,000	$4,520,234	$56,744,027	$431,327,891
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$15,800,620	$10,276,011	$(567,279)	$205,975	$25,715,327

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Prior to its IPO, the Company issued an aggregate of 2,226,333 common shares, having a value of approximately $33 million, to affiliates of Kohlberg & Co. to acquire Katonah Debt Advisors. As a result, Katonah Debt Advisors is a wholly-owned portfolio company. Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At September 30, 2010, Katonah Debt Advisors had approximately $2.1 billion of par value of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $49 million.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee. At September 30, 2010, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it.

During 2009, certain CLO funds managed by Katonah Debt Advisors were restricted from currently paying their subordinated management fees as a result of the failure by those CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. At such time, those subordinated management fees continued to be accrued by the applicable CLO Fund to become payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants. During the nine months ended September 30, 2010, all those CLO Funds which deferred payment of their subordinated management fees regained compliance with all applicable covenants in order to pay current subordinated management fees as well as a portion of previously accrued subordinated management fees. During the nine months ended September 30, 2010, approximately $4 million of deferred subordinated management fees have been paid and approximately $1 million of deferred subordinated management fees on one CLO remain deferred for payment in the fourth quarter of 2010. Currently, all CLO Funds managed by Katonah Debt Advisors are paying both their senior and subordinated management fees on a current basis.

In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management were integrated into the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors. As of September 30, 2010, Scott’s Cove had approximately $150 million of assets under management.

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. For the nine months ended September 30, 2010, Katonah Debt Advisors had approximately $2 million of pre-tax net income and made distributions of $3 million to the Company, a portion of which represented undistributed earnings from prior years. For the nine months ended September 30, 2009, Katonah Debt Advisors earned approximately $2 million of pre-tax net income and made no distributions to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

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

As a separately regarded entity for tax purposes, Katonah Debt Advisors is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of Katonah Debt Advisors’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. Katonah Debt Advisors’ taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

At September 30, 2010 a net amount due from affiliates totaled approximately  $1,643 , and at December 31, 2009 a net amount due from affiliates totaled approximately $44,000.

6. BORROWINGS

The Company’s debt obligations consist of the following:
	As of	As of
	September 30, 2010	December 31, 2009
Secured credit facility, due February 28, 2011[1]	137,159,147	218,050,363

1 February 28, 2011 is the maturity date as established by a Forbearance and Settlement Agreement dated September 20, 2010.

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As a result of the assertion of BMO Capital Markets Corp., as the agent (the “Agent”), that a Termination Event occurred under the LFSA, for the period June 2009 through September 2010, interest under the LFSA has been calculated at a higher default rate (equal to 0.85% above the prime rate plus 0.75%).

Fair Value of Debt. The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $133 Million and $218 million at September 30, 2010 and December 31, 2009, respectively. The fair value of the Company’s debt was determined based on market interest rates for similar instruments as of the balance sheet dates.The Facility is secured by loans acquired by the Company with the advances under the Facility. The Company borrows under the Facility through its wholly-owned, special-purpose bankruptcy remote subsidiary, KCAP Funding.

In connection with the Facility, the Company is party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among the Borrower, the Company, as the servicer, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other Lender Parties and other parties thereto (the “Lender Parties”).

In August 2008, The Company was notified by the Lender Parties that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless the Company agreed to certain revised terms for the Facility. The Lender Parties proposed new terms to us as a condition to extending the underlying liquidity purchase agreements. The Company viewed such proposed terms as unfavorable and did not agree to such new terms, causing the Agent and Lender Parties to declare a Termination Date based upon their contention that the underlying liquidity purchase agreements had expired, thereby terminating The Company’s ability to obtain revolving advances and commencing the amortization of existing borrowings under the Facility. Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility. On June 9, 2009, The Company received a letter from a representative of the Lender Parties alleging that The Company’s failure to determine ratings on certain pledged loans and The Company’s alleged breach of certain covenants had resulted in the occurrence of a Termination Event under the LFSA and that, as a result, the interest payable under the LFSA would be calculated at the higher default rate (equal to 0.85% above the prime rate plus 0.75%) applicable to periods during which a Termination Event had occurred and was continuing. Beginning June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event had occurred, the interest payable under the LFSA began to be calculated at such elevated rate and the Company has paid such higher interest under protest.

As a result of the actions of the Lender Parties, on August 28, 2009, the Company filed a complaint with the Supreme Court of the State of New York against the Agent and the other Lender Parties to the LFSA (the “Litigation”). The Litigation reflected the Company’s beliefs that the termination date of the revolving period and the commencement of the amortization period under the LFSA were wrongful and that the assertions of alleged breaches of our obligations under the LFSA and the alleged occurrence of Termination Event(s) were without merit.

On September 20, 2010, the Company entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with the Agent and Lender Parties (the Company, Agent and lenders collectively known as the “Parties”) in order to settle all outstanding claims of the Parties under the LFSA and all related claims asserted by the Parties in connection with the Litigation noted above as filed by the Company.

Pursuant to the Settlement Agreement, the Lender Parties have agreed to refrain, during the Forbearance Term, from the exercise of any right or remedy relating to any termination events alleged by any of the Lender Parties to have occurred (or that resulted from or otherwise relates to an event that occurred or a condition that existed prior to the date of the Settlement Agreement and that was known or reasonably should have been known to the Lender Parties) under the LFSA and the related documents on or before September 20, 2010, the date of the Settlement Agreement.  The Forbearance Term is defined in the Settlement Agreement to include the period from the date of the Settlement Agreement through the earliest to occur of (i) any new termination event under the LFSA (as modified by the Settlement Agreement to provide that the Company’s failure to comply with certain provisions of the LFSA, including those relating to the maximum amount of outstanding advances, minimum overcollateralization, permissible equity shortfalls and a rolling three-month default ratio, collateral quality and required ratings for specified loans, will not give rise to a termination event during the Forbearance Term), (ii) the first determination date on which the Company fails to maintain an overcollaterization ratio of at least 115%, (iii) the first date on which the Company fails to maintain a minimum net worth of at least $150 million, (iv) the date on which it is determined that any representation or warranty made by the Company pursuant to the Settlement Agreement is untrue or misleading in any material respect, (v) the date on which any action is commenced challenging the terms of the Settlement Agreement, the LFSA, the amount of outstanding advances under the LFSA or the existence, priority or enforceability of the liens or other security interests in any of the collateral securing the obligations under the LFSA, (vi) February 28, 2011 and (vii) the failure, subject to certain exceptions, to pay to the Lender Parties amounts sufficient to reduce the advances outstanding under the LFSA as set forth in the following amortization schedule:

Date	Advances Outstanding
September 30, 2010	$125 million or less
November 3, 2010	$115 million or less
December 1, 2010	$105 million or less
January 3, 2011	$95 million or less
February 1, 2011	$85 million or less
February 28, 2011	$0

Under the terms of the Settlement Agreement, (i) the Lender Parties have agreed to pay to the Company $2 million so long as all outstanding advances under the LFSA and accrued interest thereon (exclusive of any fees or expenses, including attorneys’ fees and indemnification payments, of the Lender Parties incurred in connection with the Litigation or any other fees or expenses payable to the Lender Parties under the LFSA or the related documents other than fees or expenses incurred in connection with or related to the exercise of remedies following the occurrence of a Forbearance Term termination event) are repaid in full on or before February 28, 2011, (ii) from September 10, 2010 through the end of the Forbearance Term, interest on advances outstanding under the LFSA will accrue at the rate provided for under the LFSA prior to the occurrence of a termination event (equal to 0.85% above the prevailing commercial paper rate, or prevailing LIBOR if the commercial paper market is at any time unavailable), (iii) upon execution of the Settlement Agreement, the Company has agreed to release the Lender Parties from any and all claims that any of them may have under the LFSA and the related documents or the Litigation, (iv) upon payment in full in accordance with the Agreement of all outstanding advances and accrued interest thereon and all other amounts due to the Lender Parties under the LFSA, the Lender Parties have agreed to release the Company from any and all claims that any of them may have under the LFSA and the related documents or the Litigation and (v) the parties have stipulated to dismiss the Litigation, with prejudice, by stipulation of discontinuance filed with the Court on September 21, 2010.

The Company will generally be permitted, without further consent from the Lender Parties, to make discretionary sales of loans included in the collateral securing the LFSA so long as the proceeds from any such sale are at least equal to 90% of par value of such loans (or, in certain circumstances, 90% of the Company’s most recent mark-to-market valuation or 90% of such loan’s purchase price).  Other discretionary sales will require the prior written consent of the Lender Parties.

As noted above, prior to entering into the Settlement Agreement, the interest rate being charged on outstanding amounts under the Facility was at a rate equal to 0.85% above the prime rate plus 0.75%, or approximately 4.9%, and the Company had been paying interest at such rate under protest. Under the terms of the Settlement Agreement, commencing on September 10, 2010, the advances under the Facility will accrue interest at the rate provided for under the LFSA prior to the occurrence of a termination event, equal to 0.85% above the prevailing commercial paper rate, or 1.2% as of such date.

The Company is in compliance with all covenants and terms as provided in the Settlement Agreement. Under the Settlement Agreement, the Company must have advances outstanding under the Facility of no greater than $125 million as of September 30, 2010. Under the terms of the Settlement Agreement, the Company calculates the advances outstanding under the Facility after consideration of amortization and pre-payments in the next scheduled distribution to the lenders, and as of September 30, 2010 the Company’s advances outstanding, calculated in accordance with the Settlement Agreement, was approximately $116 million as of September 30, 2010 (the reported outstanding balance of $137 million less approximately $20 million of pre-payments scheduled for settlement on October 10, 2010).

Under the Settlement Agreement, the Company must maintain an overcollateralization ratio of at least 115%. As of September 30, 2010, the Company’s overcollateralization ratio was 152%. As a BDC, the Company is limited in the amount of leverage it can incur and is required to meet a coverage ratio of total asset to total senior securities of at least 200% before incurring new debt. As of September 30, 2010, the Company’s asset coverage ratio was 246%.

Under the terms of the Settlement Agreement, the Lender Parties will pay to the Company $2 million provided all outstanding advances and accrued interest under the LFSA are repaid in full on or before February 28, 2011. As this payment is contingent on the repayment of the Facility and other terms and conditions per the Settlement Agreement, the Company has not currently recognized such settlement payment.

The Company believes it has sufficient cash and liquid assets (both those securing the Facility and those not included in the collateral securing the Facility) which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions as well as any Facility outstanding balance that may exist at February 28, 2011 or any interim date by which a maximum advances outstanding balance is calculated. The Company may enter into a new agreement with other lenders or into alternative financing arrangements with another lender.

The Company estimates that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 1% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the nine months ended September 30, 2010 and 2009 was approximately $141 million and $231 million, respectively. For the three months ended September 30, 2010 and 2009, the weighted average interest rate on weighted average outstanding borrowings was approximately 4% and 5% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of September 30, 2010, the Company had restricted cash and time deposit balances of approximately $20 million which it maintained in accordance with the terms of the Facility.

7. DISTRIBUTABLE TAX INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2010). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incurr a US federal excise tax for the calendar year 2010.

The following reconciles net decrease in net assets resulting from operations to taxable income for the nine months ended September 30, 2010:

Nine Months Ended September 30, 2010
(unaudited)
Net decrease in net assets resulting from operations	$(7,415,319)
Net change in unrealized (appreciation) depreciation from investments	3,369,715
Excess capital losses over capital gains	10,752,567
Income not on GAAP books currently taxable	1,729,018
Income not currently taxable	(57,348)
Expenses not currently deductible	166,089
Expenses not on GAAP books currently deductible	(3,978)
Taxable income before deductions for distributions	$8,540,744
Taxable income before deductions for distributions per weighted average shares for the period	$0.38

For the quarter ended September 30, 2010, the Company declared a dividend on September 20, 2010 of $0.17 per share for a total of approximately $4 million. The record date was October 8, 2010 and the dividend was distributed on October 29, 2010.

Taxable income differs from net decrease in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) amortization of discount on CLO Fund Securities; (3) amortization of organizational costs; (4) non-deductible expenses; (5) stock compensation expense that is not currently deductible for tax purposes; (6) excess of capital losses over capital gains; and (7) recognition of interest income on certain loans.

At September 30, 2010, the Company had a net capital loss carryforward of $25 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

The Company adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2007. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open taxable years (the last three fiscal years) as of the effective date. The adoption of ASC 740 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both September 30, 2010 and December 31, 2009, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $320,000 had been funded as of September 30, 2010 and $640,000 had been funded as of December 31, 2009.

The Company and certain directors and officers are named as defendants in three putative class actions pending in the Southern District of New York brought by shareholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements. The Company believes that the above-mentioned suits are without merit and will defend itself vigorously.

In addition, the Company and certain directors and officers were also named as defendants in a derivative action filed on March 2, 2010 in the Supreme Court of New York, County of New York. The complaint in this action purported to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On October 19, 2010, the court dismissed the complaint, and found that plaintiff had not alleged that any of the Company’s directors “‘knowingly’ misrepresented or permitted others to misrepresent KCAP’s financial condition,” or that the directors were confronted with “red flags” sufficient to put them on notice of potential problems with KCAP’s investment valuations. The court afforded the plaintiff 45 days in which to move for leave to amend his complaint, after which, without such a motion, the dismissal will become final.

9. LIQUIDITY

As discussed in Note 6 above, the Company is currently using any income generated by the assets collateralizing its secured credit Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if it wants to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, it is required to distribute to the shareholders substantially all of its investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $196 million represent approximately 58% of the Company’s total assets (at fair value) at September 30, 2010 and contributed approximately 38% of the Company’s investment income for the quarter ended September 30, 2010.  Because the Company is using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period, the Company may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain its RIC status. In addition, at maturity, the Company may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect the Company’s business, liquidity, financial condition and results of operations. The Company expects that its cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, the Company’s wholly-owned portfolio company, will be adequate to meet the Company’s liquidity needs and distribution requirements over the next twelve months.

If the Company is unable repay the Facility according to the Settlement Agreement terms or is unable to renew or replace the Facility, the Company’s liquidity may be significantly reduced. Even if the Company is able to renew or replace the Facility, such new debt capital may be at a higher cost and/or on less favorable terms and conditions than the Facility. In addition, equity capital is, and may continue to be, difficult to raise because, subject to limited exceptions, the Company may not issue and sell shares of its common stock at a price below NAV without stockholder approval and issuing equity at depressed stock prices can be dilutive to the Company’s stockholders. These factors and the Company’s inability to raise additional capital to date have resulted in a reduction in new originations, curtailed the Company’s ability to grow and have had a negative impact on the Company’s liquidity and operating results. The continued inability to raise additional capital could further constrain the Company’s liquidity, negatively impact the Company’s business prospects, cause the departure of key employees and negatively impact the Company’s operating results.

10. STOCKHOLDERS’ EQUITY

On April 28, 2008, the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. For the year ended December 31, 2008, the Company issued 359,250 shares of restricted stock for which 16,667 shares were forfeited and 3,000 shares were converted to common stock during the year due to vesting. During the year ended December 31, 2009, the Company issued 501,873 shares under its DRIP and 122,333 shares of restricted stock were exercised and converted to common stock. During the nine months ended September 30, 2010, the Company issued 242,932 shares of common stock under its DRIP. The total number of shares issued and outstanding as of September 30, 2010 and December 31, 2009 was 22,708,399 and 22,363,281, respectively.

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

Stock Options

 During the year ended December 31, 2008, and as approved by shareholders during the annual shareholders’ meeting on June 13, 2008, 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $11.97, with a risk free rate of 4.6% with a volatility rate of 28% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary. During the year ended December 31, 2009, an additional 20,000 options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $4.93, with a risk free rate of 4.3% with a volatility rate of 41% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary. During the nine months ended September 30, 2010, 20,000 additional options were granted to non-employee directors as partial annual compensation for their services as director. These grants were made with a ten-year exercise period with an exercise price of $4.83, with a risk free rate of 3.1% with a volatility rate of 59% and for which 50% of such options vest upon grant date and 50% vest on the first grant date anniversary.

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

As of December 31, 2009, 40,000 options to non-employee directors remained outstanding. During the nine months ended September 30, 2010, no such options were forfeited. As of September 30, 2010, 60,000 total options were outstanding, 50,000 of which were exercisable. The options have an estimated remaining contractual life of 8.5 years.

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2009 through September 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2009	20,000	$11.97
Granted	20,000	$4.93
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2009	40,000	$8.45
Granted	20,000	$4.83
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2010	60,000	$7.24	8.7	$-

Total vested at September 30, 2010	50,000	$7.73	8.5

1  Represents the difference between the market value of shares of the Company upon exercise of the options at September 30, 2010 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the nine months ended September 30, 2010 and September 30, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $22,000 and $19,000, respectively. At September 30, 2010, there was $12,000 remaining of compensation cost related to unvested stock-based awards.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Company’s 2006 Equity Incentive Plan, as amended and the board of directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. On July 22, 2010 and August 5, 2009, the board of directors approved the grant of an additional 103,519 and 84,889 shares of restricted stock, respectively, to a certain executive officer of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of September 30, 2010, 190,000 of such shares were vested and converted to common shares, and 51,000 of such shares had yet to vest. The remaining 18,000 shares have been forfeited.

During the nine months ended September 30, 2010, 64,667 shares of restricted stock were vested and converted to common shares. As of September 30, 2010, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 60,000 shares of common stock outstanding and there were 339,658 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the nine months ended September 30, 2010 is as follows:

	Non-Vested Restricted Shares	Weighted Average Exercise Price per Share
Non-vested shares outstanding at December 31, 2008	339,583	$10.83
Granted	84,889	$5.89
Vested	(122,333)	$10.37
Forfeited	—	$—
Non-vested shares outstanding at December 31, 2009	302,139	$9.63
Granted	103,519	$4.83
Vested	(64,667)	$10.32
Forfeited	(1,333)	$8.41
Outstanding at September 30, 2010	339,658	$8.03

Total non-vested shares at September 30, 2010	339,658	$8.03

For the nine months ended September 30, 2010, non-cash compensation expense related to restricted stock was approximately $665,000; of this amount approximately $475,000 was expensed at the Company and approximately $190,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the nine months ended September 30, 2009, non-cash compensation expense related to restricted stock was approximately $692,000; of this amount approximately $481,000 was expensed at the Company and approximately $211,000 was a reimbursable expense allocated to Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of September 30, 2010, there was approximately $2 million of total unrecognized compensation cost related to nonvested share-based awards. That cost is expected to be recognized over a weighted average period of 2.5 years.

12. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the nine months ended September 30, 2010 and 2009 the Company made contributions to the 401K Plan of approximately $24,000 and $22,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the nine months ended September 30, 2010 and 2009, the Company made no contributions to the Pension Plan.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of September 30, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at September 30, 2010 was $8.84. On September 30, 2010, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.69.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $8.84 and $9.56 as of September 30, 2010 and December 31, 2009, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	September 30, 2010		December 31, 2009
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$24,529,777	$1.08	$126	$-
Investments in money market accounts	212,245	0.01	—	-
Investments in debt securities	190,908,445	8.41	297,356,529	13.30
Investments in CLO Fund securities	52,751,000	2.32	48,971,000	2.19
Investments in equity securities	5,989,599	0.26	4,713,246	0.21
Investments in asset manager affiliates	49,149,581	2.16	58,064,720	2.60
Cash	2,225,116	0.10	4,140,408	0.19
Restricted Cash	2,239,603	0.10	18,696,023	0.84
Other assets	11,774,826	0.52	7,474,005	0.33
Total Assets	$339,780,192	$14.96	$439,416,057	$19.65
Borrowings	$137,159,147	$6.04	$218,050,363	$9.75
Other liabilities	1,819,730	0.08	7,469,970	0.34
Total Liabilities	$138,978,877	$6.12	$225,520,333	$10.09
NET ASSET VALUE	$200,801,315	$8.84	$213,895,724	$9.56

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

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of September 30, 2010, we had approximately $137 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 246%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

Our borrowings are through a secured financing facility (the “Facility”). In connection with the Facility, we are party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among us, as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower (“KCAP Funding” or the “Borrower”), BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other Lender Parties and other parties thereto (the “Lender Parties”).

In August 2008, we were notified by the Lender Parties that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless we agreed to certain revised terms for the Facility. The Lender Parties proposed new terms to us as a condition to extending the underlying liquidity purchase agreements. We viewed such proposed terms as unfavorable and did not agree to such new terms, causing the Agent and Lender Parties to declare a Termination Date based upon their contention that the underlying liquidity purchase agreements had expired, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the Facility. Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility. On June 9, 2009, we received a letter from a representative of the Lender Parties alleging that our failure to determine ratings on certain pledged loans and our alleged breach of certain covenants had resulted in the occurrence of a Termination Event under the LFSA and that, as a result, the interest payable under the LFSA would be calculated at the higher default rate (equal to 0.85% above the prime rate plus 0.75%) applicable to periods during which a Termination Event had occurred and was continuing. Beginning June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event had occurred, the interest payable under the LFSA began to be calculated at such elevated rate and we have paid such higher interest under protest.

As a result of the actions of the Lender Parties, on August 28, 2009, we filed a complaint (the “Litigation”) with the Supreme Court of the State of New York against the Agent and the other Lender Parties to the LFSA. The Litigation reflected our beliefs that the termination date of the revolving period and the commencement of the amortization period under the LFSA were wrongful and that the assertions of alleged breaches of our obligations under the LFSA and the alleged occurrence of Termination Event(s) were without merit.

On September 20, 2010, we entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with the Agent and Lender Parties (the Company, Agent and lenders collectively known as the “Parties”) in order to settle all outstanding claims of the Parties under the LFSA and all related claims asserted by the Parties in connection with the Litigation noted above as filed by us.

Pursuant to the Settlement Agreement, the Lender Parties have agreed to refrain, during the Forbearance Term, from the exercise of any right or remedy relating to any termination events alleged by any of the Lender Parties to have occurred (or that resulted from or otherwise relates to an event that occurred or a condition that existed prior to the date of the Settlement Agreement and that was known or reasonably should have been known to the Lender Parties) under the LFSA and the related documents on or before September 20, 2010, the date of the Settlement Agreement.  The Forbearance Term is defined in the Settlement Agreement to include the period from the date of the Settlement Agreement through the earliest to occur of (i) any new termination event under the LFSA (as modified by the Settlement Agreement to provide that our failure to comply with certain provisions of the LFSA, including those relating to the maximum amount of outstanding advances, minimum overcollateralization, permissible equity shortfalls and a rolling three-month default ratio, collateral quality and required ratings for specified loans, will not give rise to a termination event during the Forbearance Term), (ii) the first determination date on which we fail to maintain an overcollaterization ratio of at least 115%, (iii) the first date on which the we fail to maintain a minimum net worth of at least $150 million, (iv) the date on which it is determined that any representation or warranty made by us pursuant to the Settlement Agreement is untrue or misleading in any material respect, (v) the date on which any action is commenced challenging the terms of the Settlement Agreement, the LFSA, the amount of outstanding advances under the LFSA or the existence, priority or enforceability of the liens or other security interests in any of the collateral securing the obligations under the LFSA, (vi) February 28, 2011 and (vii) the failure, subject to certain exceptions, to pay to the Lender Parties amounts sufficient to reduce the advances outstanding under the LFSA as set forth in the following amortization schedule:

Date	Advances Outstanding
September 30, 2010	$125 million or less
November 3, 2010	$115 million or less
December 1, 2010	$105 million or less
January 3, 2011	$95 million or less
February 1, 2011	$85 million or less
February 28, 2011	$0

Under the terms of the Settlement Agreement, (i) the Lender Parties have agreed to pay to us $2 million so long as all outstanding advances under the LFSA and accrued interest thereon (exclusive of any fees or expenses, including attorneys’ fees and indemnification payments, of the Lender Parties incurred in connection with the Litigation or any other fees or expenses payable to the Lender Parties under the LFSA or the related documents other than fees or expenses incurred in connection with or related to the exercise of remedies following the occurrence of a Forbearance Term termination event) are repaid in full on or before February 28, 2011, (ii) from September 10, 2010 through the end of the Forbearance Term, interest on advances outstanding under the LFSA will accrue at the rate provided for under the LFSA prior to the occurrence of a termination event (equal to 0.85% above the prevailing commercial paper rate, or prevailing LIBOR if the commercial paper market is at any time unavailable), (iii) upon execution of the Settlement Agreement, we have agreed to release the Lender Parties from any and all claims that any of them may have under the LFSA and the related documents or the Litigation, (iv) upon payment in full in accordance with the Agreement of all outstanding advances and accrued interest thereon and all other amounts due to the Lender Parties under the LFSA, the Lender Parties have agreed to release us from any and all claims that any of them may have under the LFSA and the related documents or the Litigation and (v) the parties have stipulated to dismiss the Litigation, with prejudice, by stipulation of discontinuance filed with the Court on September 21, 2010.

We will generally be permitted, without further consent from the Lender Parties, to make discretionary sales of loans included in the collateral securing the LFSA so long as the proceeds from any such sale are at least equal to 90% of par value of such loans (or, in certain circumstances, 90% of our most recent mark-to-market valuation or 90% of such loan’s purchase price).  Other discretionary sales will require the prior written consent of the Lender Parties.

As noted above, prior to entering into the Settlement Agreement, the interest rate being charged on outstanding amounts under the Facility was at a rate equal to 0.85% above the prime rate plus 0.75%, or approximately 4.9%, and we had been paying interest at such rate under protest. Under the terms of the Settlement Agreement, commencing on September 10, 2010, the advances under the Facility will accrue interest at the rate provided for under the LFSA prior to the occurrence of a termination event, equal to 0.85% above the prevailing commercial paper rate, or 1.2% as of such date.

We are in compliance with all covenants and terms as provided in the Settlement Agreement. Under the Settlement Agreement, we must have advances outstanding under the Facility of no greater than $125 million as of September 30, 2010. Under the terms of the Settlement Agreement, we calculate the advances outstanding under the Facility after consideration of amortization and pre-payments in the next scheduled distribution to the lenders, and as of September 30, 2010 the Company’s advances outstanding, calculated in accordance with the Settlement Agreement, was approximately $116 (the reported outstanding balance of $137 million less approximately $20 million of pre-payments scheduled for settlement on October 10, 2010).

Under the Settlement Agreement, we must maintain an overcollateralization ratio of at least 115%. As of September 30, 2010, our overcollateralization ratio was 152%. As a BDC, we are limited in the amount of leverage it can incur and is required to meet a coverage ratio of total asset to total senior securities of at least 200% before incurring new debt. As of September 30, 2010, our asset coverage ratio was 246%.

Under the terms of the Settlement Agreement, the Lender Parties will pay to the Company $2 million provided all outstanding advances and accrued interest under the LFSA are repaid in full on or before February 28, 2011. As this payment is contingent on the repayment of the Facility, the Company has not currently recorded such settlement payment as a receivable or income. At the date the Facility is repaid in accordance with the Settlement Agreement, the Company will recognize the settlement payment from the Lending Parties as income.

The Company believes it has sufficient cash and liquid assets (both thosesecuring the Facility and those not included in the collateral securing the Facility) which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions as well as any Facility outstanding balance that may exist at February 28, 2011 or any interim date by which a maximum advances outstanding balance is calculated. The Company may enter into a new agreement with other lenders or into alternative financing arrangements with another lender.

The Company estimates that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 1% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the six months ended September 30, 2010 and 2009 was approximately $141 million and $231 million, respectively. For the three months ended September 30, 2010 and 2009, the weighted average interest rate on outstanding borrowings was approximately 4% and 5% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of September 30, 2010, the Company had restricted cash and time deposit balances of approximately $20 million which it maintained in accordance with the terms of the Facility.

Investment Portfolio Summary Attributes as of and for the Nine Months ended September 30, 2010

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings under the Facility and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $6 million, which comprises approximately 2% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Investments and Operations” for a more detailed description) as of and for the nine months ended September 30, 2010:

Debt Securities

•	represent approximately 59% of total investment portfolio;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (50% and 47% of debt securities, respectively);

•	spread across 23 different industries and 56 different entities;

•	average balance per investment of approximately $3 million;

•	all but five issuers current on their debt service obligations; and

•	weighted average interest rate of 5.0%.

CLO Fund Securities (as of the last monthly trustee report prior to September 30, 2010 unless otherwise specified)

•	represent approximately 16% of total investment portfolio at September 30, 2010;

•	87% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 13% of CLO Fund Securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	ten different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and

•	three CLO Fund securities, representing 6% of all such securities at fair value or 1% of total investments at fair value, are not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 15% of total investment portfolio;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	has approximately $2.1 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the nine months ended September 30, 2010, Katonah Debt Advisors had pre-tax net income of approximately $2 million; and

•	for the nine months ended September 30, 2010, Katonah Debt Advisors made distributions of $3 million to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Expenses

We are internally managed and directly incur the cost of management and operations; as a result, we incur no management fees or other fees to an external advisor. Our expenses consist primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees.

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

Professional Fees and General and Administrative Expenses. The balance of our expenses include professional fees (primarily legal, accounting, valuation and other professional services), occupancy costs and general administrative and other costs.

Net Change in Unrealized Depreciation on Investments

During the three and nine months ended September 30, 2010, the Company’s investments had a net change in unrealized depreciation of approximately $4 million and $3 million, respectively; during the three and nine months ended September 30, 2009, the Company’s investments had a net change in unrealized depreciation of approximately $11 million and $26 million, respectively.

The net change in unrealized depreciation for the three months ended September 30, 2010 is primarily due to (i) an approximate $1 million net decrease in the market value of certain loans as a result of credit considerations and current market conditions; (ii) an approximate $579,000 decrease in the net value of CLO Fund securities; and (iii) an approximate $5 million decrease in the value of Katonah Debt Advisors.

The net change in unrealized depreciation for the nine months ended September 30, 2010 is primarily due to (i) an approximate $6 million net increase in the market value of certain loans as a result of credit considerations and current market conditions; (ii) an approximate $4 million increase in the net value of CLO fund securities; and (iii) an approximate $12 million decrease in the value of Katonah Debt Advisors.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended September 30, 2010 and 2009 was a decrease of approximately $3 million and an increase of $11 million, respectively, or a decrease of $0.15 and an increase of $0.48 per share, respectively. The net change in stockholders’ equity resulting from operations for the nine months ended September 30, 2010 and 2009 was a decrease of approximately $7 million, and an increase of approximately $33 million, respectively, or a decrease of $0.33 and an increase of $1.48 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2010, net investment income and realized gains was approximately $785,000, or $0.03 per share. For the three months ended September 30, 2009, net investment income and realized losses was approximately $292,000, or $0.01, per share. For the nine months ended September 30, 2010, net investment income and realized losses was approximately $4 million, or $0.18 per share. For the nine months ended September 30, 2009, net investment income and realized gains was approximately $7 million, or $0.31 per share.

Dividends

For the three months ended September 30, 2010, we declared a $0.17 dividend per share. As a result, there was a dividend distribution of approximately $4 million for the third quarter declaration, which was booked in the fourth quarter. We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

	Dividend	Declaration Date	Record Date	Pay Date
2010:
Third quarter	$0.17	9/20/2010	10/8/2010	10/29/2010
Second quarter	0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010

2009:
Fourth quarter	$0.20	12/15/2009	12/28/2009	1/25/2010
Third quarter	0.24	9/24/2009	10/9/2009	10/29/2009
Second quarter	0.24	6/12/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009
Total declared for 2009	$0.92

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the nine months ended September 30, 2010, Katonah Debt Advisors had approximately $2 million of pre-tax net income and made distributions of $3 million to us, a portion of which represented undistributed earnings from prior years. For the nine months ended September 30, 2009, Katonah Debt Advisors earned approximately $2 million of pre-tax net income and made no distributions to us; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

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

The following table shows the Company’s portfolio by security type at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$24,529,777	$24,529,777	8%	$126	$126	—%
Money Market Account	212,245	212,245	—	-	-	—
Senior Secured Loan	110,660,494	95,668,038	30	179,425,767	159,075,586	39
Junior Secured Loan	103,690,662	90,642,174	28	129,016,237	114,920,499	28
Mezzanine Investment	10,744,496	250,000	—	28,606,852	19,235,444	5
Senior Subordinated Bond	4,240,630	3,964,233	1	3,007,167	2,415,000	1
Senior Unsecured Bond	—	—	—	2,000,000	1,710,000	—
Preferred Stock	400,000	384,000	—	—	—	—
CLO Fund Securities	68,258,657	52,751,000	16	68,195,049	48,971,000	12
Equity Securities	14,216,146	5,989,599	2	12,365,603	4,713,246	1
Affiliate Asset Managers	44,219,947	49,149,581	15	40,751,511	58,064,720	14
Total	$381,173,054	$323,540,647	100%	$463,368,312	$409,105,621	100%

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

Our Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ materially from the values that would have existed had a ready market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy, were adopted by us in the first quarter of 2010. Note 4 to the financial statements reflects the amended disclosure requirements. The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. The Company is evaluating the increased disclosure requirements for implementation by the effective date. Since this new guidance only amends the disclosures requirements, it did not impact our statements of financial position, statements of operations, or cash flow statements.

Accounting Standards Codification Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosure ”) requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

We engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% of investments at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of September 30, 2010, the Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of our annual year end valuation process.

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

The significant inputs used to determine the fair value of equity and equity-related securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity and equity-related securities are classified as Level III when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies as applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

At September 30, 2010 and September 30, 2009, our investments in loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 5.0% and 6.3%, respectively.

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at September 30, 2010 was spread across 23 different industries and 56 different entities with an average balance per entity of approximately $3 million. As of September 30, 2010, all but five of our portfolio companies were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the U.S., which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At September 30, 2010, approximately 25% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 16% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At September 30, 2010, our ten largest portfolio companies represented approximately 47% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 15% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 19% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2010, we had approximately $53 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund investments as of September 30, 2010 and December 31, 2009 are as follows:

			September 30, 2010		December 31, 2009
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,719,717	$3,390,000	$4,715,858	$2,780,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	810,000	4,500,000	950,000
Katonah IV, Ltd.[3]	Preferred Shares	17.1	3,150,000	1,070,000	3,150,000	290,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2,3]	Subordinated Securities	16.4	4,500,000	2,280,000	4,500,000	1,840,000
Katonah VIII CLO Ltd.	Subordinated Securities	10.3	3,400,000	1,890,000	3,400,000	1,760,000
Katonah IX CLO Ltd.	Preferred Shares	6.9	2,000,000	1,300,000	2,000,000	1,560,000
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,606,522	9,110,000	11,589,830	8,280,000
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	29,976,188	26,260,000	29,940,867	27,100,000
Katonah 2007-1 CLO Ltd.[2]	Class B-2L Notes	100.0	1,086,230	6,640,000	1,078,494	4,410,000
Total			$68,258,657	$52,751,000	$68,195,049	$48,971,000

¹ Represents percentage of class held.
² An affiliate CLO Fund managed by Katonah Debt Advisors.
³ As of September 30, 2010, these CLO Fund Securities were not providing a dividend distribution.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, (ii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of September 30, 2010:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	245	186	32	$1,156,965	$1,523,960
Katonah III, Ltd.	226	145	30	1,443,585	2,250,002
Katonah IV, Ltd.	209	138	25	970,378	1,469,630
Katonah V, Ltd.	254	161	29	508,308	801,927
Katonah VII CLO Ltd.	255	194	33	1,240,989	1,631,197
Katonah VIII CLO Ltd.	273	205	33	1,301,341	1,733,005
Katonah IX CLO Ltd.	264	207	33	1,498,008	1,910,503
Katonah X CLO Ltd.	267	206	33	1,732,210	2,245,146
Katonah 2007-1 CLO Ltd.	235	184	31	1,312,520	1,676,316

¹ All data from most recent Trustee reports as of September 30, 2010.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of September 30, 2010 were approximately $7 million, $1 million, and $6 million, respectively, and at December 31, 2009, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $4 million, $1 million, and $3 million, respectively.  Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of September 30, 2010, Katonah Debt Advisors had approximately $2.1 billion of par value of assets under management on which it earns management fees, and was valued at approximately $49 million.

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

The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. The annual management fees Katonah Debt Advisors receives have two components - a senior management fee and a subordinated management fee.  During 2009, certain CLO funds managed by Katonah Debt Advisors were restricted from currently paying their subordinated management fees as a result of the failure by those CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. At such time, those subordinated management fees continued to be accrued by the applicable CLO Fund to become payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants.  During the nine months ended September 30, 2010, all those CLO Funds which deferred payment of their subordinated management fees regained compliance with all applicable covenants in order to pay current subordinated management fees as well as a portion of previously accrued subordinated management fees.  During the nine months ended September 30, 2010, approximately $4 million of deferred subordinated management fees have been paid and approximately $1 million of deferred subordinated management fees on one CLO remain deferred for payment in the fourth quarter of 2010.  Currently, all CLO Funds managed by Katonah Debt Advisors are paying both their senior and subordinated management fees on a current basis.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2010 and for the year ended December 31, 2009 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2008 (as restated)	$353,859,007	$34,640,000	$5,089,365	$54,734,812	$448,323,184
2009 Activity:
Purchases / originations /draws	$1,509,987	$1,076,250	$8,625,627	$4,018,309	$15,230,173
Pay-downs / pay-offs / sales	(72,227,405)	—	—	—	(72,227,405)
Net accretion of discount	964,724	742,204	—	—	1,706,928
Net realized losses	(12,050,370)	—	(1,516,682)	(2,215,069)	(15,782,121)
Decrease in fair value	25,300,586	12,512,546	(7,485,064)	1,526,668	31,854,736
Fair Value at December 31, 2009	297,356,529	48,971,000	4,713,246	58,064,720	409,105,495
Year to Date 2010 Activity:
Purchases / originations /draws	8,304,867	—	1,850,543	3,468,436	13,623,846
Pay-downs / pay-offs / sales	(110,179,542)	—	—	—	(110,179,542)
Net accretion of discount	307,500	63,608	—	—	371,108
Net realized losses	(10,752,567)	—	—	—	(10,752,567)
Increase (decrease) in fair value	5,871,658	3,716,392	(574,190)	(12,383,575)	(3,369,715)

Fair Value at September 30, 2010	$190,908,445	$52,751,000	$5,989,599	$49,149,581	$298,798,625

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2010 and 2009.

Investment Income

Investment income for the three months ended September 30, 2010 and 2009 was approximately $8 million and $8 million, respectively. Of these amounts, approximately $4 million and $6 million was attributable to interest income on our loan and bond investments, respectively. For each of the three months ended September 30, 2010 and 2009, approximately $3 million of investment income is attributable to dividends earned on CLO equity investments.

Investment income for the nine months ended September 30, 2010 and 2009 was approximately $22 million and $27 million, respectively. Of this amount, approximately $12 million and $19 million, respectively, was attributable to interest income on our loan and bond investments. For the nine months ended September 30, 2010 and 2009, approximately $7 million and $7 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.

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

Dividends from Affiliate Asset Manager

As of September 30, 2010, our investment in Katonah Debt Advisors was approximately $49 million. For the three months ended September 30, 2010 and 2009, Katonah Debt Advisors had pre-tax net income of approximately $630,000 and $790,000, respectively. For the nine months ended September 30, 2010 and 2009, Katonah Debt Advisors had pre-tax net income of approximately $2 million and $2 million, respectively. For the three and nine months ended September 30, 2010, Katonah Debt Advisors made distributions of $1.5 million and $3 million, respectively, a portion of which represented undistributed earnings from prior years.  For the three and nine months ended September 30, 2009, Katonah Debt Advisors distributed made no distributions of net income.

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

Expenses

Total expenses for the three months ended September 30, 2010 and 2009 were approximately $4 million and $5 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $2 million and $3 million, respectively, on average debt outstanding of $141 million and $231 million, respectively. Approximately $815,000 and $761,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended September 30, 2010 and 2009.  For the three months ended September 30, 2010, other expenses included approximately $2 million for professional fees, insurance, administrative and other.  For the three months ended September 30, 2009, other expenses included approximately $870,000 for professional fees, insurance, administrative and other.  For the three months ended September 30, 2010 and 2009, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $343,000 and $303,000, respectively.

Total expenses for the nine months ended September 30, 2010 and 2009 were approximately $16 million and $11 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $7 million and $6 million, on average debt outstanding of $172 million and $241 million, respectively. Approximately $2 million and $2 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the nine months ended September 30, 2010 and 2009.  For the nine months ended September 30, 2010 and 2009, other expenses included approximately $7 million for professional fees, insurance, administrative and other.  For the nine months ended September 30, 2010 and 2009, administrative and other costs totaled approximately $957,000 and $833,000, respectively, and include occupancy expense, insurance, technology and other office expenses.

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

Professional fee expenses for the three and nine months ended September 30, 2010 are significantly higher by approximately $4 million relative to the same prior years periods due to increased legal expenses (approximately $2 million), accounting (approximately $2 million) and valuation services (approximately $470,000).  This increase in professional fees is primarily related to legal proceedings and our complaint against our lenders and additional legal, accounting and valuation costs related to the restatement (and defense on the related class-action and SEC investigation net of reimbursable legal fees covered by directors’ and officers’ insurance) of our year-end 2008 and first-and second- quarter 2009 financial statements.

Net Unrealized Appreciation on Investments

During the three months ended September 30, 2010 and 2009, our total investments had a change in net unrealized depreciation of approximately $4 million, and a change in net unrealized appreciation of approximately $11 million, respectively. For the three months ended September 30, 2010, Katonah Debt Advisors had a change in unrealized depreciation of approximately $5 million and our middle market portfolio of debt securities, equity securities and CLO Fund securities had a change in net unrealized appreciation of approximately $1 million.  For the three months ended September 30, 2009, Katonah Debt Advisors had a change in unrealized depreciation of $2 million offset by a change in unrealized appreciation of approximately $13 million on debt securities, equity securities and CLO Fund securities in our investment portfolio.

During the nine months ended September 30, 2010 and 2009, our total investments had a change in net unrealized depreciation of approximately $3 million and had a change in net unrealized appreciation of approximately $26 million, respectively. For the nine months ended September 30, 2010, Katonah Debt Advisors had a change in unrealized depreciation of approximately $12 million and our middle market portfolio of debt securities, equity securities and CLO Fund securities had a change in unrealized appreciation of approximately $9 million.  For the nine months ended September 30, 2009, Katonah Debt Advisors had a change in unrealized appreciation of approximately $206,000 and unrealized gains of approximately $26 million, on debt securities, equity securities and CLO Fund securities in our investment portfolio.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2010 was approximately $3 million and $7 million, respectively, or a decrease of $0.15 and $0.33, respectively, per share.  The net increase in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2009 was approximately $11 million and $33 million, or $0.48 and $1.48, respectively, per share.

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

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. As of September 30, 2010, we had $137 million of outstanding borrowings and our asset coverage was 246%, which is above the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt.

As of September 30, 2010 and December 31, 2009 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2010	December 31, 2009

Cash	$2,225,116	$4,140,408
Time Deposits	24,529,777	126
Money Market Accounts	212,245	—
Senior Secured Loan	95,668,038	159,075,586
Junior Secured Loan	90,642,174	114,920,499
Mezzanine Investment	250,000	19,235,444
Senior Subordinated Bond	3,964,233	2,415,000
Senior Unsecured Bond	—	1,710,000
Preferred Stock	384,000	—
CLO Fund Securities	52,751,000	48,971,000
Equity Securities	5,989,599	4,713,246
Affiliate Asset Managers	49,149,581	58,064,720
Total	$325,765,763	$413,246,029

On February 14, 2007, we entered into the Facility under which we may obtain up to $200 million in financing. On October 1, 2007, we amended the Facility to increase our borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As disclosed above, as a result of the Agent’s assertion that a Termination Event occurred under the LFSA, for the period June 2009 to September 2010 interest under the LFSA has been calculated at a higher default rate (equal to 0.85% above the prime rate plus 0.75%).

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

In connection with the Facility, we are party to the LFSA, by and among us as the servicer, KCAP Funding, as the borrower, the Agent, the Trustee, and the other lender parties and other parties thereto.  As of September 30, 2010 there were outstanding borrowings of approximately $137 million under the LFSA.  In accordance with the terms of the LFSA, the financial assets acquired with the proceeds of borrowings under the LFSA are held in a securities account and are subject to a securities account control agreement granting the Agent certain rights in respect of such securities account and the financial assets held therein.  As of September 30, 2010 there were financial assets held in the securities account with a market value of approximately $196 million. Borrowings under the Facility are secured only by these assets and amounts in respect of such assets on deposit in a concentration account that is subject to an intercreditor and concentration account administration agreement, and the Facility lenders do not have recourse to any other of our assets or the investment income associated with any such other assets. The assets securing the Facility represent approximately 58% of our total assets (at fair value) at September 30, 2010 and contributed approximately 38% of our investment income for the nine months ended September 30, 2010.

In August 2008, we were notified by the Lender Parties that the banks providing the underlying funding for the Facility did not intend to renew their liquidity facility to the lenders unless the we agreed to certain revised terms for the Facility. The Lender Parties proposed new terms to us as a condition to extending the underlying liquidity purchase agreements. We viewed such proposed terms as unfavorable and did not agree to such new terms, causing the Agent and Lender Parties to declare a Termination Date based upon their contention that the underlying liquidity purchase agreements had expired, thereby terminating our ability to obtain revolving advances and commencing the amortization of existing borrowings under the Facility. Since September 2008, all principal and excess interest collected from the assets securing the Facility have been and continue to be used to amortize the Facility.  On June 9, 2009, we received a letter from a representative of the Lender Parties alleging that our failure to determine ratings on certain pledged loans and our alleged breach of certain covenants had resulted in the occurrence of a Termination Event under the LFSA and that, as a result, the interest payable under the LFSA would be calculated at the higher default rate (equal to 0.85% above the prime rate plus 0.75%) applicable to periods during which a Termination Event had occurred and was continuing.  Beginning June 2009, based on the Agent’s assertion (despite our disagreement with such assertion) that a Termination Event had occurred, the interest payable under the LFSA began to be calculated at such elevated rate and we have paid such higher interest under protest.

As a result of the actions of the Lender Parties, on August 28, 2009, we filed a complaint with the Supreme Court of the State of New York against the Agent and the other Lender Parties to the LFSA (the “Litigation”).  The Litigation reflected our beliefs that the termination date of the revolving period and the commencement of the amortization period under the LFSA were wrongful and that the assertions of alleged breaches of our obligations under the LFSA and the alleged occurrence of Termination Event(s) were without merit.

On September 20, 2010, we entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with the Agent and Lender Parties (the Company, Agent and lenders collectively known as the “Parties”) in order to settle all outstanding claims of the Parties under the LFSA and all related claims asserted by the Parties in connection with the Litigation noted above as filed by us.

Pursuant to the Settlement Agreement, the Lender Parties have agreed to refrain, during the Forbearance Term, from the exercise of any right or remedy relating to any termination events alleged by any of the Lender Parties to have occurred (or that resulted from or otherwise relates to an event that occurred or a condition that existed prior to the date of the Settlement Agreement and that was known or reasonably should have been known to the Lender Parties) under the LFSA and the related documents on or before September 20, 2010, the date of the Settlement Agreement.  The Forbearance Term is defined in the Settlement Agreement to include the period from the date of the Settlement Agreement through the earliest to occur of (i) any new termination event under the LFSA (as modified by the Settlement Agreement to provide that our failure to comply with certain provisions of the LFSA, including those relating to the maximum amount of outstanding advances, minimum overcollateralization, permissible equity shortfalls and a rolling three-month default ratio, collateral quality and required ratings for specified loans, will not give rise to a termination event during the Forbearance Term), (ii) the first determination date on which we fail to maintain an overcollaterization ratio of at least 115%, (iii) the first date on which the we fail to maintain a minimum net worth of at least $150 million, (iv) the date on which it is determined that any representation or warranty made by us pursuant to the Settlement Agreement is untrue or misleading in any material respect, (v) the date on which any action is commenced challenging the terms of the Settlement Agreement, the LFSA, the amount of outstanding advances under the LFSA or the existence, priority or enforceability of the liens or other security interests in any of the collateral securing the obligations under the LFSA, (vi) February 28, 2011 and (vii) the failure, subject to certain exceptions, to pay to the Lender Parties amounts sufficient to reduce the advances outstanding under the LFSA as set forth in the following amortization schedule:

Date	Advances Outstanding
September 30, 2010	$125 million or less
November 3, 2010	$115 million or less
December 1, 2010	$105 million or less
January 3, 2011	$95 million or less
February 1, 2011	$85 million or less
February 28, 2011	$0

Under the terms of the Settlement Agreement, (i) the Lender Parties have agreed to pay to the us $2 million so long as all outstanding advances under the LFSA and accrued interest thereon (exclusive of any fees or expenses, including attorneys’ fees and indemnification payments, of the Lender Parties incurred in connection with the Litigation or any other fees or expenses payable to the Lender Parties under the LFSA or the related documents other than fees or expenses incurred in connection with or related to the exercise of remedies following the occurrence of a Forbearance Term termination event) are repaid in full on or before February 28, 2011, (ii) from September 10, 2010 through the end of the Forbearance Term, interest on advances outstanding under the LFSA will accrue at the rate provided for under the LFSA prior to the occurrence of a termination event (equal to 0.85% above the prevailing commercial paper rate, or prevailing LIBOR if the commercial paper market is at any time unavailable), (iii) upon execution of the Settlement Agreement, we have agreed to release the Lender Parties from any and all claims that any of them may have under the LFSA and the related documents or the Litigation, (iv) upon payment in full in accordance with the Agreement of all outstanding advances and accrued interest thereon and all other amounts due to the Lender Parties under the LFSA, the Lender Parties have agreed to release us from any and all claims that any of them may have under the LFSA and the related documents or the Litigation and (v) the parties have stipulated to dismiss the Litigation, with prejudice, by stipulation of discontinuance filed with the Court on September 21, 2010.

We will generally be permitted, without further consent from the Lender Parties, to make discretionary sales of loans included in the collateral securing the LFSA so long as the proceeds from any such sale are at least equal to 90% of par value of such loans (or, in certain circumstances, 90% of our most recent mark-to-market valuation or 90% of such loan’s purchase price).  Other discretionary sales will require the prior written consent of the Lender Parties.

As noted above, prior to entering into the Settlement Agreement, the interest rate being charged on outstanding amounts under the Facility was at a rate equal to 0.85% above the prime rate plus 0.75%, or approximately 4.9%, and we had been paying interest at such rate under protest.  Under the terms of the Settlement Agreement, commencing on September 10, 2010, the advances under the Facility will accrue interest at the rate provided for under the LFSA prior to the occurrence of a termination event, equal to 0.85% above the prevailing commercial paper rate, or 1.2% as of such date.

We are in compliance with all covenants and terms as provided in the Settlement Agreement.  Under the Settlement Agreement, we must have advances outstanding under the Facility of no greater than $125 million as of September 30, 2010.  Under the terms of the Settlement Agreement, we calculate the advances outstanding under the Facility after consideration of amortization and pre-payments in the next scheduled distribution to the lenders, and as of September 30, 2010 the Company’s advances outstanding, calculated in accordance with the Settlement Agreement, was approximately $116 million (the GAAP outstanding balance of $136 million less approximately $20 million of pre-payments scheduled for settlement on October 10, 2010).

Under the Settlement Agreement, we must maintain an overcollateralization ratio of at least 115%.  As of September 30, 2010, our overcollateralization ratio was 152%.  As a BDC, we are limited in the amount of leverage it can incur and is required to meet a coverage ratio of total asset to total senior securities of at least 200% before incurring new debt.  As of September 30, 2010, our asset coverage ratio was 246%.

Under the terms of the Settlement Agreement, the Lender Parties will pay to the Company $2 million provided all outstanding advances and accrued interest under the LFSA are repaid in full on or before February 28, 2011.  As this payment is contingent on the repayment of the Facility, the Company has not currently recorded such settlement payment as a receivable or income.  At the date the Facility is repaid in accordance with the Settlement Agreement, the Company will recognize the settlement payment from the Lending Parties as income.

The Company believes it has sufficient cash and liquid assets (both those securing the Facility and those not included in the collateral securing by the Facility) which could be sold, potentially at a loss, to generate cash to fund normal operations and dividend distributions as well as any Facility outstanding balance that may exist at February 28, 2011 or any interim date by which a maximum advances outstanding balance is calculated.  The Company may enter into a new agreement with other lenders or into alternative financing arrangements with another lender.

We estimate that the portfolio of loans securing the Facility will be required to generate an annual rate of return of approximately 1% to cover annual interest payments on obligations incurred under the Facility.

The weighted average daily debt balance for the three months ended September 30, 2010 and 2009 was approximately $141 million and $231 million, respectively. For the three months ended September 30, 2010 and 2009, the weighted average interest rate on weighted average outstanding borrowings was approximately 4% and 5% respectively, which excludes the amortization of deferred financing costs and facility and program fees on unfunded balances. As of September 30, 2010, we had restricted cash balances of approximately $20 million which we maintained in accordance with the terms of the Facility.

We are currently using any income generated by the assets collateralizing the Facility to pay principal, interest and other expenses of the Facility – despite the fact that, if we want to remain a RIC and continue to be afforded favorable tax treatment for U.S. federal income tax purposes, we are required to distribute to the shareholders substantially all of our investment company taxable income, including the net amounts generated by the collateralized assets. These collateralized assets with a market value of approximately $196 million represent approximately 58% of our total assets (at fair value) at September 30, 2010 and contributed approximately 38% of the Company’s investment income for the quarter ended September 30, 2010. Because we are using net interest income earned on the assets securing the Facility to amortize the Facility during the amortization period (which the Company has challenged as being wrongfully commenced), we may need to sell other assets not pledged to the Facility, potentially at a loss, in order to generate sufficient cash to make the required dividend distributions necessary to maintain our RIC status. In addition, at maturity, we may be required to sell or transfer the remaining assets securing the Facility, potentially at a loss, to repay any remaining outstanding borrowings. Any such asset sale could adversely affect our business, liquidity, financial condition and results of operations. We expect that our cash on hand, liquid investments, and cash generated from operations, including income earned from investments and any income distributions made by Katonah Debt Advisors, our wholly-owned portfolio company, will be adequate to meet our liquidity needs and distribution requirements over the next twelve months.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both September 30, 2010 and December 31, 2009, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $320,000 had been funded as of September 30, 2010 and $640,000 had been funded as of December 31, 2009. As of September 30, 2010 and December 31, 2009, we had no investments in delayed draw senior secured loans.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current.  As of September 30, 2010, five issuers representing 2% of our total investments were on non-accrual status.  As of December 31, 2009, eight issuers representing 2% of our total investments were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2010, approximately 95% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2010, we had $137 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2010 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately $1.2 million over a one-year period. Correspondingly, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest expense proportionately by approximately $1.2 million over a one-year period. Because most of our investments at September 30, 2010 were floating rate with a spread to an index similar to our Facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2010. In connection with the Facility established on February 14, 2007 and as amended on October 1, 2007, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions.

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

We engaged VRC, an independent valuation firm, to provide third-party valuation estimates for 39% of our investments at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in our determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of September 30, 2010, the Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of our annual year end valuation process.

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

On September 20, 2010, the Company entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with the Agent and Lender Parties (the Company, Agent and lenders collectively known as the “Parties”) in order to settle all outstanding claims of the Parties under the LFSA and all related claims asserted by the Parties in connection with the Litigation noted above as filed by us.

Pursuant to the Settlement Agreement, the Lender Parties have agreed to refrain, during the Forbearance Term, from the exercise of any right or remedy relating to any termination events alleged by any of the Lender Parties to have occurred (or that resulted from or otherwise relates to an event that occurred or a condition that existed prior to the date of the Settlement Agreement and that was known or reasonably should have been known to the Lender Parties) under the LFSA and the related documents on or before September 20, 2010, the date of the Settlement Agreement.

Under the terms of the Settlement Agreement, (i) the Lender Parties have agreed to pay to the Company $2 million so long as all outstanding advances under the LFSA and accrued interest thereon (exclusive of any fees or expenses, including attorneys’ fees and indemnification payments, of the Lender Parties incurred in connection with the Litigation or any other fees or expenses payable to the Lender Parties under the LFSA or the related documents other than fees or expenses incurred in connection with or related to the exercise of remedies following the occurrence of a Forbearance Term termination event) are repaid in full on or before February 28, 2011, (ii) from September 10, 2010 through the end of the Forbearance Term, interest on advances outstanding under the LFSA will accrue at the rate provided for under the LFSA prior to the occurrence of a termination event (equal to 0.85% above the prevailing commercial paper rate, or prevailing LIBOR if the commercial paper market is at any time unavailable), (iii) upon execution of the Settlement Agreement, the Company has agreed to release the Lender Parties from any and all claims that any of them may have under the LFSA and the related documents or the Litigation, (iv) upon payment in full in accordance with the Agreement of all outstanding advances and accrued interest thereon and all other amounts due to the Lender Parties under the LFSA, the Lender Parties have agreed to release us from any and all claims that any of them may have under the LFSA and the related documents or the Litigation and (v) the parties have stipulated to dismiss the Litigation, with prejudice, by stipulation of discontinuance filed with the Court on September 21, 2010.

Class Actions against the Company and Certain Directors and Officers

The Company and certain directors and officers are named as defendants in three putative class actions pending in the Southern District of New York brought by shareholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company's disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements.  The Company believes that the above-mentioned suit is without merit and will defend each vigorously.

In addition, the Company and certain directors and officers were also named as defendants in a derivative action filed on March 2, 2010 in the Supreme Court of New York, County of New York. The complaint in this action purported to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.  On October 19, 2010, the court dismissed the complaint, and found that plaintiff had not alleged that any of the Company’s directors “‘knowingly’ misrepresented or permitted others to misrepresent KCAP’s financial condition,” or that the directors were confronted with “red flags” sufficient to put them on notice of potential problems with KCAP’s investment valuations.  The court afforded the plaintiff 45 days in which to move for leave to amend his complaint, after which, without such a motion, the dismissal will become final.

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

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 contain important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or any risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the NAV and trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

10.1*	Forbearance and Settlement Agreement dated September 20, 2010, by and among the Company, BMO Capital Markets Corp., and the other lender parties thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOHLBERG CAPITAL CORPORATION

Date: November 9, 2010	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit
Number	Description of Document

10.1*	Forbearance and Settlement Agreement dated September 20, 2010, by and among the Company, BMO Capital Markets Corp., and the other lender parties thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Submitted herewith.