Form 10-K
period 2010-12-31
Kohlberg Capital CORP
filed 2011-03-04
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $94 million based upon a closing price of $5.01 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of February 28, 2011 was 22,808,907.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2011 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO KOHLBERG CAPITAL CORPORATION

In this Annual Report on Form 10-K (this “Annual Report”), the “Company”, “we”, “us” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio company, Katonah Debt Advisors, L.L.C., and its controlled affiliates (“Katonah Debt Advisors” or “KDA”), and related companies, unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

Kohlberg Capital Corporation, our logo and other trademarks of Kohlberg Capital Corporation are the property of Kohlberg Capital Corporation. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The matters discussed in this Annual Report, as well as in future oral and written statements by management of Kohlberg Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our existing and prospective portfolio companies;
•	the return or impact of current and future investments;
•	our contractual arrangements and other relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	our ability to operate as a business development company and a registered investment company, including the impact of changes in laws or regulations governing our operations, the operations of KDA or the operations of our portfolio companies;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;

i

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our ability to recover unrealized losses;
•	market conditions and our ability to access additional capital; and
•	the timing, form and amount of any dividend distributions;

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

ii

Kohlberg Capital Corporation

iii

PART I

Item 1.  Business

KOHLBERG CAPITAL CORPORATION

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its controlled affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

As a Regulated Investment Company (“RIC”), for U.S. federal tax purposes, we intend to distribute to our stockholders substantially all of our net taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income that we distribute in a timely manner to our stockholders.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2010 was $8.21. On December 31, 2010, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.97.

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

Our principal executive offices are located at 295 Madison Avenue, 6th Floor, New York, New York 10017 and our telephone number is (212) 455-8300. Information about us may also be obtained from the website of the Securities and Exchange Commission (the “SEC” or the “Commission”) at http://www.sec.gov. We maintain a website on the Internet at http://www.kohlbergcapital.com. Information contained in our website is not incorporated by reference into this Annual Report, and that information should not be considered as part of this Annual Report. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $8.21 and $9.56 as of December 31, 2010 and December 31, 2009, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholders’ equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2010		December 31, 2009
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Time deposits	$720,225	$0.03	$126	$—
Money market account	210,311	0.01	—	—
Debt securities	91,042,928	4.00	297,356,529	13.30
CLO Fund securities	53,031,000	2.33	48,971,000	2.19
Equity securities	4,688,832	0.21	4,713,246	0.21
Asset manager affiliates	41,493,000	1.82	58,064,720	2.60
Cash	10,175,488	0.45	4,140,408	0.18
Restricted Cash	67,023,170	2.93	18,696,023	0.84
Other assets	11,437,732	0.50	7,474,005	0.33
Total Assets	$279,822,686	$12.28	$439,416,057	$19.65
Borrowings	$86,746,582	$3.81	$218,050,363	$9.75
Other liabilities	6,150,437	0.27	7,469,970	0.34
Total Liabilities	$92,897,019	$4.08	$225,520,333	$10.09
NET ASSET VALUE	$186,925,667	$8.21	$213,895,724	$9.56

(1)	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than NAV per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.

Please refer to “— Investment Portfolio” below for a further description of our investment portfolio and the fair value thereof.

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2010, we had approximately $87 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 315%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes. As of January 31, 2011, we had repaid in full the outstanding balance of our borrowings and we are currently operating fully unlevered.

Prior to the payoff of our outstanding indebtedness on January 31, 2011, our borrowings were through a secured financing facility (the “Facility”). In connection with the Facility, we were party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among us, as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower (“KCAP Funding” or the “Borrower”), BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other Lender Parties and other parties thereto (the “Lender Parties”). As previously reported, the LFSA was modified on September 20, 2010 pursuant to a Forbearance and Settlement Agreement (the “Settlement

Agreement”) with the Agent and Lender Parties, pursuant to which we and the Agent and the Lender Parties agreed to settle all outstanding claims thereunder and in connection with litigation previously initiated by us against the Agent and the other Lender Parties.

Prior to entering into the Settlement Agreement, the interest on outstanding amounts under the Facility accrued at a rate equal to 0.85% above the prime rate plus 0.75%, or approximately 4.9%, and we had been paying interest at such rate under protest. Under the terms of the Settlement Agreement, commencing on September 10, 2010, the advances under the Facility accrued interest at the rate provided for under the LFSA prior to the occurrence of a termination event, equal to 0.85% above the prevailing commercial paper rate, or approximately 1.2% as of such date. Under the terms of the Settlement Agreement, we calculated the advances outstanding under the Facility after consideration of amortization and pre-payments in the next scheduled distribution to the lenders. As of December 31, 2010, the Company’s advances outstanding, calculated in accordance with the Settlement Agreement, were approximately $87 million. Under the Settlement Agreement, the Company was also obligated to maintain an overcollateralization ratio of at least 115%. As of December 31, 2010, our overcollateralization ratio was 177%. As a BDC, we are limited in the amount of leverage we can incur and are required to meet a coverage ratio of total asset to total senior securities of at least 200% before incurring new debt. As of December 31, 2010, our asset coverage ratio was 315%. We were in compliance with all covenants and terms set forth in the Settlement Agreement at December 31, 2010.

On January 31, 2011, we repaid in full the outstanding balance under the Facility in advance of the scheduled forbearance date of February 28, 2011. As a result, we have no outstanding indebtedness and the Lender Parties released to us approximately $73 million of collateral previously securing the Facility and also paid to us a $2 million cash settlement. In order to pay off the Facility, we utilized proceeds received from the paydown, amortization or sale of portfolio loan investments totaling approximately $133 million together with available cash.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage. As a result, we may seek to enter into a new agreement with other lenders or into other financing arrangements as market conditions permit. Such financing arrangements may include a new secured and/or unsecured credit facility, the issuance of senior debt, preferred or convertible securities or debt guaranteed by the SBA.

The weighted average daily debt balance for the years ended December 31, 2010 and 2009 was approximately $105 million and $222 million, respectively. As of December 31, 2010, the Company had restricted cash and time deposit balances of approximately $67 million which it maintained in accordance with the terms of the Facility.

Investment Portfolio Summary Attributes as of and for the Year Ended December 31, 2010

Our investment portfolio generates net investment income, which is generally used to pay principal and interest on our borrowings and to fund our dividends. Our investment portfolio consists of three primary components: debt securities, CLO fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $5 million, which comprises approximately 2% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “— Investment Portfolio” and “— Investments and Operations” for a more detailed description) as of and for the year ended December 31, 2010:

Debt Securities

•	represent approximately 49% of total investment portfolio;
•	represent credit instruments issued by corporate borrowers;
•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;
•	primarily senior secured and junior secured loans (12% and 33%, respectively);
•	spread across 16 different industries and 24 different entities;

•	average balance per investment of approximately $3 million;
•	all but five issuers current on their debt service obligations;
•	weighted average interest rate of 8.6% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to December 31, 2010 unless otherwise specified)

•	represent approximately 28% of total investment portfolio at December 31, 2010;
•	85% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 15% of CLO Fund Securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;
•	ten different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and
•	one CLO Fund security, not managed by Katonah Debt Advisors, representing a fair value of $1,000, is not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 22% of total investment portfolio;
•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;
•	has approximately $2.1 billion of assets under management;
•	receives contractual and recurring asset management fees based on par value of managed investments;
•	typically receives a one-time structuring fee upon completion of a new CLO Fund;
•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;
•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;
•	for the year ended December 31, 2010, Katonah Debt Advisors had pre-tax net income of approximately $1 million; and
•	for the year ended December 31, 2010, Katonah Debt Advisors made distributions of $4.5 million to the Company in the form of a dividend which is recognized as current earnings to the Company.

Time Deposits and Money Market Accounts

•	time deposits, represented by overnight Eurodollar deposits, were partially restricted under terms of the Facility prior to the payoff thereof on January 31, 2011; and
•	the money market account contains restricted cash held for employee flexible spending accounts.

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

Dividends from Affiliate Asset Manager.  We generate dividend income from our investment in Katonah Debt Advisors, an asset management company, which is a wholly-owned portfolio company that manages CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As a manager of CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees as well as an expected one-time structuring fee from the CLO Funds for its management and advisory services. In addition, Katonah Debt Advisors may earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors generally are not subject to market value fluctuations in the underlying collateral. In future years, Katonah Debt Advisors may receive incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

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

Interest and Amortization of Debt Issuance Costs.  Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

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

Net Change in Unrealized Depreciation on Investments

During the year ended December 31, 2010, the Company’s investments had net unrealized depreciation of $8 million.

The net change in unrealized depreciation for the year ended December 31, 2010 is primarily due to (i) an approximate $9 million net increase in the market value of certain loans as a result of credit considerations and current market conditions; (ii) an approximate $4 million increase in the net value of CLO Fund securities; and (iii) an approximate $20 million decrease in the value of Katonah Debt Advisors due to the receipt of approximately $5 million of previously accrued subordinate management fees during the year, the planned disposition of one of its affiliates, and current market conditions.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the year ended December 31, 2010 was a decrease of approximately $14 million or a decrease of $0.63 per share.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2010, net investment income and realized losses was approximately $6 million, or $0.26 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the year ended December 31, 2010, net investment income was approximately $12 million, or $0.53 per share.

Generally, we seek to fund our dividends from net investment income. For the year ended December 31, 2010, dividend distributions totaled $15 million, or $0.68 per share.

Dividends

We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•	98.0% of our ordinary net taxable income for the calendar year;
•	98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and
•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

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

	Dividend	Declaration Date	Record Date	Pay Date
2010:
Fourth quarter	$0.17	12/13/2010	12/24/2010	1/29/2011
Third quarter	0.17	9/20/2010	10/8/2010	10/29/2010
Second quarter	0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010
Total declared for 2010	$0.68
2009:
Fourth quarter	$0.20	12/15/2009	12/28/2009	1/25/2010
Third quarter	0.24	9/24/2009	10/9/2009	10/29/2009
Second quarter	0.24	6/12/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009
Total declared for 2009	$0.92

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the year ended December 31, 2010, Katonah Debt Advisors had approximately $1 million of pre-tax net income and made distributions of $4.5 million to us, a portion of which represented undistributed earnings from prior years. For the year ended December 31, 2009, Katonah Debt Advisors had approximately $2 million of pre-tax net income and made no distributions to us. Dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

Please refer to “Distributions” and “Certain United States Federal Income Tax Considerations” for further information regarding our dividend distributions.

INVESTMENT PORTFOLIO

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market investment business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies, and from our investment in Katonah Debt Advisors. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage, including through future borrowing facilities and issuing debt securities. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by Katonah Debt Advisors or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

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

The following table shows the Company’s portfolio by security type at December 31, 2010 and December 31, 2009:

	December 31, 2010			December 31, 2009
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Time Deposits	$720,225	$720,225	—%	$126	$126	—%
Money Market Account	210,311	210,311	—	—	—	—
Senior Secured Loan	34,183,551	22,001,256	12	179,425,767	159,075,586	39
Junior Secured Loan	76,896,867	63,944,003	34	129,016,237	114,920,499	28
Mezzanine Investment	10,744,496	250,000	—	28,606,852	19,235,444	5
Senior Subordinated Bond	4,320,596	4,490,709	2	3,007,167	2,415,000	1
Senior Unsecured Bond	—	—	—	2,000,000	1,710,000	—
CLO Fund Securities	68,280,200	53,031,000	28	68,195,049	48,971,000	12
Equity Securities	13,232,266	4,437,871	2	12,365,603	4,713,246	1
Preferred	650,961	607,921	—	—	—	—
Affiliate Asset Managers	44,532,329	41,493,000	22	40,751,511	58,064,720	14
Total	$253,771,802	$191,186,296	100%	$463,368,312	$409,105,621	100%

(1)	Represents percentage of total portfolio at fair value.

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

Accounting Standards Codification Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosure”) requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

We engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% of investments at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of December 31, 2010, the Board of Directors engaged VRC to review our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. VRC concluded that our CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

The Board of Directors may engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of its valuation processes.

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

At December 31, 2010 and December 31, 2009, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.6% and 6.5%, respectively.

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at December 31, 2010 was spread across 16 different industries and 24 different entities with an average balance per entity of approximately $3 million. As of December 31, 2010, all but five of our portfolio companies were current on their debt service obligations. Our portfolio, including the CLO Funds in which we invest, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At December 31, 2010, approximately 29% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 28% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At December 31, 2010, our ten largest portfolio companies represented approximately 65% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 22% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 30% of the total fair value of our investments.

As of December 31, 2010, our investments in income producing loans and debt securities had an annual weighted average interest rate of approximately 8.6%.

The characteristics of our investment securities at fair value, excluding CLO equity securities are presented in the following table as of each quarter end from March 31, 2009 through December 31, 2010.

	4Q10		3Q10		2Q10		1Q10
Security Type ($ in millions)	$	%	$	%	$	%	$	%
First Lien	$22.0	23%	$95.7	49%	$123.3	53%	$143.3	51%
Second Lien/Mezzanine/Bond	68.7	72	94.9	48	103.1	44	132.8	47
Equity	4.4	5	5.7	3	6.2	3	5.6	2
Preferred	0.6	1	0.6	—	0.7	—	0.7	—
Total	$95.7	100%	$196.9	100%	$233.4	100%	$282.4	100%

	4Q09		3Q09		2Q09		1Q09
Security Type ($ in millions)	$	%	$	%	$	%	$	%
First Lien	$159.1	53%	$166.6	51%	$170.8	52%	$181.3	54%
Second Lien/Mezzanine/Bond	138.3	46	156.8	48	155.6	47	151.4	45
Equity	4.7	1	4.5	1	4.7	1	4.8	1
Total	$302.1	100%	$327.9	100%	$331.1	100%	$337.5	100%

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2010 and December 31, 2009, were as follows:

	December 31, 2010			December 31, 2009
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$6,499,518	$5,613,844	3%	$33,652,058	$33,416,670	8%
Asset Management Companies(2)	44,532,329	41,493,000	22	40,751,511	58,064,720	14
Automobile	—	—	—	1,940,876	1,800,631	—
Broadcasting and Entertainment	—	—	—	2,986,206	2,862,000	1
Buildings and Real Estate(3)	32,845,509	6,923,963	3	36,498,537	9,840,946	2
Cargo Transport	4,940,182	4,940,182	3	13,389,865	13,359,403	3
Chemicals, Plastics and Rubber	—	—	—	3,970,688	4,000,000	1
CLO Fund Securities	68,280,200	53,031,000	28	68,195,049	48,971,000	12
Containers, Packaging and Glass	3,009,682	3,000,000	2	7,056,701	6,852,738	2
Diversified/Conglomerate Manufacturing	—	—	—	4,046,728	4,042,346	1
Diversified/Conglomerate Service	10,384,036	8,345,287	3	15,382,035	14,350,438	4
Ecological	—	—	—	2,695,103	2,699,907	1
Electronics	3,006,137	3,176,250	2	14,874,472	14,407,265	4
Farming and Agriculture	—	—	—	1,441,277	217,001	—
Finance	—	—	—	5,460,445	5,372,881	1
Healthcare, Education and Childcare	15,113,551	15,037,936	8	41,647,084	42,177,498	10
Home and Office Furnishings, Housewares, and Durable Consumer Goods	9,654,903	8,804,450	5	20,694,006	18,080,134	4
Hotels, Motels, Inns and Gaming	—	—	—	3,438,128	3,171,363	1
Insurance	4,890,322	4,049,000	2	4,861,123	4,490,000	1
Leisure, Amusement, Motion Pictures, Entertainment	2,114,458	1,983,619	1	14,572,761	14,227,907	3
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,477,696	3,864,600	2	33,015,472	31,956,312	8
Mining, Steel, Iron and Non-Precious Metals	14,381,863	14,430,312	8	13,861,498	13,021,854	3
Oil and Gas	—	—	—	5,998,652	6,000,000	1
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,435,000	2	14,424,931	9,146,146	2
Personal, Food and Miscellaneous Services	14,730,350	4,090,000	2	14,759,522	4,559,444	1
Printing and Publishing	5,980,529	5,669,716	3	23,867,184	23,506,057	6
Retail Stores	—	—	—	3,543,046	3,521,787	1
Time Deposits and Money Market Account	930,537	930,537	—	126	126	—
Utilities	4,000,000	2,367,600	1	16,343,228	14,989,047	5
Total	$253,771,802	$191,186,296	100%	$463,368,312	$409,105,621	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents Katonah Debt Advisors and other asset manager affiliates.
(3)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2010 and December 31, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2010, we had approximately $53 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund investments as of December 31, 2010 and December 31, 2009 are as follows:

			December 31, 2010		December 31, 2009
CLO Fund Securities	Investment	%(1)	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,720,982	$3,150,000	$4,715,858	$2,780,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	470,000	4,500,000	950,000
Katonah IV, Ltd.	Preferred Shares	17.1	3,150,000	1,300,000	3,150,000	290,000
Katonah V, Ltd.(3)	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.(2)	Subordinated Securities	16.4	4,500,000	2,090,000	4,500,000	1,840,000
Katonah VIII CLO Ltd.(2)	Subordinated Securities	10.3	3,400,000	1,690,000	3,400,000	1,760,000
Katonah IX CLO Ltd.(2)	Preferred Shares	6.9	2,000,000	1,300,000	2,000,000	1,560,000
Katonah X CLO Ltd.(2)	Subordinated Securities	33.3	11,612,677	8,820,000	11,589,830	8,280,000
Katonah 2007-1 CLO Ltd.(2)	Preferred Shares	100	29,987,959	26,200,000	29,940,867	27,100,000
Katonah 2007-1 CLO Ltd.(2)	Class B-2L Notes	100	1,088,582	8,010,000	1,078,494	4,410,000
Total			$68,280,200	$53,031,000	$68,195,049	$48,971,000

(1)	Represents percentage of class held.
(2)	An affiliate CLO Fund managed by Katonah Debt Advisors.
(3)	As of December 31, 2010, this CLO Fund Security was not providing a dividend distribution.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, or (ii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in NAVs or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in “— Critical Accounting Policies — Valuation of Portfolio Investments” below) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “— Critical Accounting Policies — Valuation of Portfolio Investments” below) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

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

The table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of December 31, 2010:

CLO Fund Securities(1)	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	425	203	32	$660,903	$1,383,665
Katonah III, Ltd.	216	126	29	1,518,819	2,603,690
Katonah IV, Ltd.	184	120	25	883,807	1,355,170
Katonah V, Ltd.	231	140	29	474,946	783,660
Katonah VII CLO Ltd.	249	189	33	1,270,893	1,674,351
Katonah VIII CLO Ltd	263	196	33	1,350,822	1,812,582
Katonah IX CLO Ltd	269	204	32	1,469,049	1,937,128
Katonah X CLO Ltd	272	207	32	1,700,368	2,234,300
Katonah 2007-1 CLO Ltd	234	183	30	1,250,000	1,598,361

(1)	All data from most recent trustee reports as of December 31, 2010

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of par value of assets under management on which it earns management fees, and was valued at approximately $42 million.

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

The annual management fees which Katonah Debt Advisors receives are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as Katonah Debt Advisors manages the fund. As a result, the annual management fees earned by Katonah Debt Advisors are not subject to market value fluctuations in the underlying collateral. The annual management fees Katonah Debt Advisors receives have two components — a senior management fee and a subordinated management fee. During 2009, certain CLO funds managed by Katonah Debt Advisors were restricted from currently paying their subordinated management fees as a result of the failure by those CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. At such time, those subordinated management fees continued to be accrued by the applicable CLO Fund to become payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants. During the year ended December 31, 2010, all those CLO Funds which deferred payment of their subordinated management fees regained compliance with all applicable covenants in order to pay current subordinated management fees as well as all of their previously accrued subordinated management fees. During the year ended December 31, 2010, approximately $5 million of deferred subordinated management fees have been paid. Currently, all CLO Funds managed by Katonah Debt Advisors are paying both their senior and subordinated management fees on a current basis.

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

Time Deposits and Money Market Accounts

Cash time deposits primarily represent overnight Eurodollar investments of cash held in non-demand deposit accounts. Such time deposits were partially restricted under terms of the facility, and may be restructured under any borrowing facilities we enter into in the future. The money market account is restricted cash held for employee flexible spending accounts.

INVESTMENTS AND OPERATIONS

Overview

We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages CLO Funds, in which we also may make an investment, that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments.

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

As of December 31, 2010, we had total secured term loan, mezzanine debt, bond and equity investments of approximately $96 million, total investments in CLO Fund securities managed by our wholly-owned portfolio company Katonah Debt Advisors and three other asset managers of approximately $53 million, and total investment in 100% of Katonah Debt Advisors’ asset management company of approximately $42 million.

As of December 31, 2010, we had a portfolio of investment securities that included first and second lien secured loans. Our investments generally averaged between $1 million to $10 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. We expect that the size of our investments and maturity dates will vary as follows:

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

Credit Monitoring

Our management team has significant experience monitoring portfolios of middle market investments and this is enhanced by the credit monitoring procedures of Katonah Debt Advisors. Along with origination and credit analysis, portfolio management is one of the key elements of our business. Most of our investments will not be liquid and, therefore, we must prepare to act quickly if potential issues arise so that we can work closely with management and the private equity sponsor, if applicable, of the portfolio company to take any necessary remedial action quickly. In addition, most of our senior management team, including the credit team at Katonah Debt Advisors, have substantial workout and restructuring experience.

In order to assist us in detecting issues with portfolio companies as early as possible, we perform a monthly financial analysis of each portfolio company. This analysis typically includes:

•	reviewing financial statements with comparisons to prior year financial statements, as well as the current budget including key financial ratios such as debt/EBITDA, margins and fixed charge coverage;
•	independently computing and verifying compliance with financial covenants;
•	reviewing and analyzing monthly borrowing base, if any;
•	a monthly discussion of MD&A with management and the private equity sponsor, if applicable;
•	determining if current performance could cause future financial covenant default;
•	discussing prospects with the private equity sponsor, if applicable;
•	determining if a portfolio company should be added to our “watch list” (companies to be reviewed in more depth);
•	if a company is not meeting expectations, reviewing original underwriting assumptions and determining if either enterprise value or asset value has deteriorated enough to warrant further action; and
•	a monthly update to be reviewed by both our Chief Executive Officer and Chief Investment Officer.

Investment Securities

We invest in senior secured loans and mezzanine debt and, to a lesser extent equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. As of December 31, 2010, together with our wholly-owned portfolio company Katonah Debt Advisors, we had a staff of 18 investment professionals who specialize in specific industries and generally seek to invest in companies about which we have direct expertise. However, we may invest in other industries if we are presented with attractive opportunities. For more information regarding our investment securities, see “— Investment Securities,” above.

CLO Fund Securities

As of December 31, 2010, we had $53 million at fair value, invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have investments are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments.

The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to us and the other holders of the CLO Fund’s subordinated securities or preferred shares based on the proportionate share of such class.

The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. As of December 31, 2010, we had $48 million invested at fair value in five Katonah Debt Advisors managed CLO Funds. We typically make a minority investment in the subordinated securities or preferred shares of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. For more information regarding our investment securities, see “— Investment Portfolio — Investment in CLO Fund Securities.”

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management, and was valued at approximately $42 million.

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

As a separately taxable corporation, Katonah Debt Advisors is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to us would generally need to be distributed to our stockholders. Katonah Debt Advisors’ taxable net income differs from GAAP net income due to both deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees, stock option expense, and interest rate caps. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

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

On February 4, 2011, Katonah Debt Advisors entered to an Asset Purchase Agreement with a third-party buyer controlled by a former Katonah Debt Advisors employee to sell substantially all of the Katonah Scott’s Cove Management LLC assets for a purchase price of $25,000. The transaction closed on February 28, 2011. At closing, Katonah Debt Advisors and the buyer entered into a Services Agreement, pursuant to which the buyer paid to Katonah Debt Advisors $225,000 for certain transitional services to be provided by Katonah Debt Advisors (including access to office space, secretarial services and information technology support) and agreed to pay an additional amount of $75,000 on each of the first and second anniversaries of the closing date (subject to, in the case of the first payment, deferment for up to one year under certain circumstances). Katonah Debt Advisors’ obligation to provide transitional services under the Services Agreement will continue through June 30, 2011, unless the agreement is earlier terminated by the buyer in accordance with its terms. At closing, Katonah Debt Advisors and the employees that formerly managed the Katonah Scott’s Cove Management LLC assets also entered into employee termination agreements, whereby they agreed to terminate their employment with Katonah Debt Advisors and to relinquish all claims against Katonah Debt Advisors or its affiliates. At December 31, 2010, Katonah Scott’s Cove Management LLC had approximately $161 million of assets under management.

Revenues

We generate revenue in the form of interest income on debt securities and capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. In addition, we generate revenue in the form of commitment and facility fees and, to a lesser extent, due diligence fees. Any such fees are generated in connection with our investments and recognized as earned or, in some cases, recognized over the life of the loan. We expect our investments generally to have a term of between five and eight years and bear interest at various rates ranging from 2% to 10% over the prevailing market rates for Treasury securities. Where applicable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. Interest on debt securities will generally be payable monthly or quarterly, with amortization of principal typically occurring over the term of the security. In those limited instances where we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date.

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

Our Strategic Relationship with Kohlberg & Co.

We believe that we derive substantial benefits from our strategic relationship with Kohlberg & Co. The managing partners of Kohlberg & Co. are members of our Board of Directors, and are also members of our Investment Committee. Through such participation, we have access to the expertise of these individuals in middle market and leveraged investing, which we believe enhances our capital raising, due diligence, investment selection and credit analysis activities. Affiliates of Kohlberg & Co., including those who serve and have served on our Board of Directors and on our Investment Committee, own, in the aggregate, approximately 15% of our outstanding common stock. Kohlberg & Co. is a leading U.S. private equity firm which manages investment funds that acquire middle market companies.

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

LEVERAGE

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2010, we had approximately $87 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 315%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes. As of January 31, 2011, we had repaid in full the outstanding balance of our borrowings and we are currently operating fully unlevered.

Prior to the payoff of our outstanding indebtedness on January 31, 2011, our borrowings were through a secured financing facility (the “Facility”). In connection with the Facility, we were party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among us, as the servicer, our wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other Lender Parties and other parties thereto (the “Lender Parties”). As previously reported, the LFSA was modified on September 20, 2010 pursuant to a Forbearance and Settlement Agreement (the “Settlement Agreement”) with the Agent and Lender Parties, pursuant to which we and the Agent and the Lender Parties agreed to settle all outstanding claims thereunder and in connection with litigation previously initiated by us against the Agent and the other Lender Parties.

Prior to entering into the Settlement Agreement, the interest on outstanding amounts under the Facility accrued at a rate equal to 0.85% above the prime rate plus 0.75%, or approximately 4.9%, and we had been paying interest at such rate under protest. Under the terms of the Settlement Agreement, commencing on September 10, 2010, the advances under the Facility accrued interest at the rate provided for under the LFSA prior to the occurrence of a termination event, equal to 0.85% above the prevailing commercial paper rate, or approximately 1.2% as of such date. Under the terms of the Settlement Agreement, we calculated the advances outstanding under the Facility after consideration of amortization and pre-payments in the next scheduled distribution to the lenders. As of December 31, 2010, the Company’s advances outstanding, calculated in accordance with the Settlement Agreement, were approximately $87 million. Under the Settlement Agreement, the Company was also obligated to maintain an overcollateralization ratio of at least 115%. As of December 31, 2010, our overcollateralization ratio was 177%. As a BDC, we are limited in the amount of leverage we can incur and are required to meet a coverage ratio of total asset to total senior securities of at least 200% before incurring new debt. As of December 31, 2010, our asset coverage ratio was 315%. We were in compliance with all covenants and terms set forth in the Settlement Agreement at December 31, 2010.

On January 31, 2011, we repaid in full the outstanding balance under the Facility in advance of the scheduled forbearance date of February 28, 2011. As a result, we have no outstanding indebtedness and the Lender Parties released to us approximately $73 million of collateral previously securing the Facility and also paid to us a $2 million cash settlement. In order to pay off the Facility, we utilized proceeds received from the paydown, amortization or sale of portfolio loan investments totaling approximately $133 million together with available cash.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage. As a result, we may seek to enter into a new agreement with other lenders or into other financing arrangements as market conditions permit. Such financing arrangements may include a new secured and/or unsecured credit facility, the issuance of senior debt, preferred or convertible securities or debt guaranteed by the SBA.

The weighted average daily debt balance for the years ended December 31, 2010 and 2009 was approximately $105 million and $222 million, respectively. As of December 31, 2010, the Company had restricted cash and time deposit balances of approximately $67 million which it maintained in accordance with the terms of the Facility.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include commercial banks, specialty finance companies, hedge funds, structured investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Related to Our Business — We operate in a highly competitive market for investment opportunities.”

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

COMPETITIVE ADVANTAGES

We believe that we can successfully compete with other providers of capital in the markets in which we compete for the following reasons:

•	Internally managed structure and significant management resources. We are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our stockholders.
•	Multiple sourcing capabilities for assets. We have multiple sources of loans, mezzanine investments and equity investments through our industry relationships, Katonah Debt Advisors and our strategic relationship with Kohlberg & Co.

•	Disciplined investment process. We employ a rigorous credit review process and due diligence intensive investment strategy which our senior management has developed over more than 20 years of lending. For each analyzed company, we develop our own underwriting case and multiple stress case scenarios and an event-specific financial model reflecting company, industry and market variables. Generally, both we and the CLO Funds managed by Katonah Debt Advisors have decided not to invest in highly leveraged or “covenant light” credit facilities.
•	Katonah Debt Advisors’ credit platform. Katonah Debt Advisors serves as a source of our direct investment opportunities and cash flow, and certain credit analysts employed by Katonah Debt Advisors who also serve as officers of the Company serve as a resource for credit analysis.
•	Investments in a wide variety of portfolio companies in a number of different industries with no direct exposure to mortgage-backed securities. Our investment portfolio (excluding our investments in Katonah Debt Advisors and CLO Fund securities) is spread across 16 different industries and 24 different entities with an average balance per investment of approximately $3 million. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by companies and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.
•	Strategic relationship with Kohlberg & Co. We believe that Kohlberg & Co. is one of the oldest and most well-known private equity firms focused on the middle market, and we expect to continue to derive substantial benefits from our strategic relationship with Kohlberg & Co.
•	Significant equity ownership and alignment of incentives. Our senior management team, the senior management team of Katonah Debt Advisors and affiliates of Kohlberg & Co. together have a significant equity interest in the Company, ensuring that their incentives are strongly aligned with those of our stockholders.

EMPLOYEES

As of February 28, 2011, we had 22 employees.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of December 31, 2010, we did not have any preferred stock outstanding.

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment. Preliminary valuation conclusions are then documented and discussed with our senior management. The Valuation Committee of our Board of Directors reviews these preliminary valuations and makes recommendations to our Board of Directors. Where appropriate, the Valuation Committee may utilize an independent valuation firm selected by our Board of Directors for an independent determination of fair value or certain other valuation related services. Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the recommendations of the Valuation Committee.

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

We report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Changes in these values are reported through our statement of operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “— Determination of Net Asset Value.”

Our ability to use leverage as a means of financing our portfolio of investments is limited.

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities generally include all borrowings, guarantees of borrowings and any preferred stock we may issue in the future. Our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. As of December 31, 2010, our Facility balance was approximately $87 million and our asset coverage ratio was approximately 315%, above the minimum asset coverage level generally required for a BDC by the 1940 Act. See “— Leverage” above.

We intend to distribute substantially all of our net taxable income to our stockholders. We generally will be required to pay U.S. federal income taxes only on the portion of our net taxable income and gains that we do not distribute to stockholders, although certain of our subsidiaries will be subject to corporate tax on their income.

We have elected to be treated as a RIC for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2006. As a RIC, we intend to distribute to our stockholders substantially all of our net investment company income. In addition, we may retain certain net long-term capital gains and elect to treat such net capital gains as distributed to our stockholders. If this happens, you will be treated as if you received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit against your U.S. federal income tax liability (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we pay on the deemed distribution. See “— Certain United States Federal Income Tax Considerations.”

As a RIC, we generally are required to pay U.S. federal income taxes only on the portion of our net taxable income and gains that we do not distribute (actually or constructively). Katonah Debt Advisors, our wholly-owned taxable portfolio company, receives fee income earned with respect to its management services. We expect that we or Katonah Debt Advisors will form additional direct or indirect subsidiaries which will receive similar fee income. Some of these subsidiaries may be treated as corporations for U.S. federal income tax purposes, and as a result, such subsidiaries will be subject to income tax at regular corporate rates, for U.S. federal and state purposes, although, as a RIC, dividends and distributions of capital received by us from our taxable subsidiaries and distributed to our stockholders will not subject us to U.S. federal income taxes. As a result, the net return to us on investments in or held by such subsidiaries will be reduced to the extent that the subsidiaries are subject to income taxes.

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “— Regulation” below. Also, restrictions and provisions governing our outstanding indebtedness may limit our ability to make distributions. See “Item 1A. Risk Factors” below.

We are required to comply with the provisions of the 1940 Act applicable to BDCs.

As a BDC, we are required to have a majority of directors who are not “interested” persons under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bond and custody arrangements. See also “— Regulation.”

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

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business — The debt we incur could increase the risk of investing in our Company.” As of December 31, 2010 our asset coverage ratio was 315%, above the minimum required asset coverage level of 200%.

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

A “U.S. stockholder” generally is a beneficial owner of shares of our common stock who or which is for U.S. federal income tax purposes:

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

Election to be Taxed as a Regulated Investment Company

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2006. As a RIC, we generally will not have to pay corporate-level taxes on any income or gains that we distribute to our stockholders as dividends in accordance with the timing requirements of the Code. To qualify for treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our “net investment company income,” which is generally the sum of our net investment income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”), for such year.

Taxation as a Regulated Investment Company

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. We will be subject to U.S. federal income tax at the regular corporate rates on any net ordinary income or capital gain not distributed (or deemed distributed) to our stockholders. As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain net taxable undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any net income realized, but not distributed, in the preceding year. For purposes of the required excise tax distribution, any ordinary gains and losses from the sale, exchange or other taxable disposition of property that would otherwise be taken into account after October 31 of a calendar year generally are treated as arising on January 1 of the following calendar year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). We currently intend to make sufficient distributions each taxable year and/or pay sufficient corporate income tax to avoid any excise tax liability, although we reserve the right to pay an excise tax rather than make an additional distribution when circumstances warrant (e.g., the payment of an excise tax amount that we deem to be de minimis).

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

We could also be subject to a U.S. federal income tax (including interest charges) on distributions received from investments in passive foreign investment companies “PFICs” (defined below) or on proceeds received from the disposition of shares in PFICs, which tax cannot be eliminated by making distributions to our stockholders. A PFIC is any foreign corporation in which (i) 75% or more of the gross income for the taxable year is passive income, or (ii) the average percentage of the assets (generally by value, but by adjusted tax basis in certain cases) that produce or are held for the production of passive income is at least 50%. Generally, passive income for this purpose means dividends, interest (including income equivalent to interest), royalties, rents, annuities, the excess of gains over losses from certain property transactions and commodities transactions, and foreign currency gains. Passive income for this purpose does not include rents and royalties received by the foreign corporation from an active business and certain income received from related persons. If we are in a position to treat and do treat a PFIC as a “qualified electing fund” (“QEF”) we will be required to include in income our share of the company’s income and net capital gain annually, regardless of whether we receive any distribution from the company. Alternately, we may make an election to mark the gains (and to a limited extent losses) in such holdings “to the market” as though we had sold and repurchased our holdings in those PFICs on the last day of our taxable year. Such gains and losses are treated as ordinary income and loss. The QEF and mark-to-market elections may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We may also invest in “controlled foreign corporations” (“CFCs”). A non-U.S. corporation will be a CFC if “U.S. Shareholders” (i.e., each U.S. investor that owns (directly or by attribution) 10% or more of the interests in the non-U.S. corporation (by vote)) own (directly or by attribution) more than 50% (by vote or value) of the outstanding interests of the non-U.S. corporation. If we are a U.S. Shareholder with respect to a CFC, we will be required each year to include in income our pro rata share of the corporation’s “Subpart F income” (as defined in the Code). Therefore, investments in CFCs may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation.

We are authorized to borrow funds and to sell assets to satisfy the Annual Distribution Requirement and to avoid any excise tax liability. However, depending on the types of debt and equity securities we have outstanding, we may be prohibited under the 1940 Act from making distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement and to avoid any excise tax liability may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirements and to avoid any excise tax liability, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Capital losses in excess of capital gains (“net capital losses”) are not permitted to be deducted against a RIC’s net investment income. Instead, potentially subject to certain limitations, we may carry net capital losses from any taxable year forward to offset capital gains in future years, thereby reducing the amount we would otherwise be required to distribute in such future years to qualify for the special tax treatment accorded RICs and avoid a company-level tax. If we incur or have incurred net capital losses in a taxable year beginning on or before December 22, 2010 (“pre-2011 losses”), we are permitted to carry such losses forward for eight taxable years, and in the year to which they are carried forward, such losses are treated as short-term capital losses that first offset short-term capital gains, and then offset long-term capital gains. A RIC is permitted to carry forward net capital losses it incurs in taxable years beginning after December 22, 2010 without expiration. Any such carryforward losses will retain their character as short-term or long-term; this may well result in larger distributions of short-term gains (taxed as ordinary income to individual shareholders) than would have resulted under the regime applicable to pre-2011 losses. We will also generally be required to use any such carryforward losses, which will not expire, before we use any pre-2011 losses. This may increase the likelihood that pre-2011 losses, if any, will expire unused. See Note 7 — “Distributable Taxable Income” from our Notes to the Financial Statements included herein for information relating to the amount and expiration date of our capital loss carryforwards.

As a RIC we are not permitted to deduct expenses in excess of our “investment company taxable income” (which is, generally, ordinary income plus net short-term capital gains in excess of net long-term capital losses). If our expenses in a given year exceed investment company taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain (that is, the excess of net long-term capital gains over the net short-term capital losses). Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income over a period of several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the net income we actually earned during those years in the aggregate. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions. Assuming we qualify for tax treatment as a RIC, our corporate-level U.S. federal income tax should be substantially reduced or eliminated, and, as explained below in “— Taxation of U.S. Stockholders,” a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders.

Failure to Qualify as a Regulated Investment Company

If we were to fail to meet the income or diversification requirements described above, we could in some cases cure such failure, including by paying a tax and, in the case of diversification failures, by disposing of certain assets. If we do not cure such a failure or otherwise fail to qualify for tax treatment as a RIC (including if our Board of Directors elected to temporarily or permanently revoke our RIC election), we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Such distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits and (if made during a taxable year beginning before January 1, 2013) provided certain holding period and other requirements were met, could potentially qualify for treatment as “qualified dividend income” in the hands of stockholders taxed as individuals eligible for the 15% maximum rate. Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends received deduction with respect to our dividend distributions. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and distribute any earnings and profits from any year in which we failed to qualify for tax treatment as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify for tax treatment as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC. Except as otherwise provided, the remainder of this discussion assumes that we qualify for tax treatment as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

For U.S. federal income tax purposes, distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock through our dividend reinvestment plan. For taxable years beginning before January 1, 2013, to the extent such distributions paid by us are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions may be reported by us as “qualified dividend income” eligible to be taxed in the hands of non-corporate stockholders at the rates applicable to long-term capital gains, provided holding period and other requirements are met at both the stockholder and company levels. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not be qualified dividend income. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum rate of 15% in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

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

For taxable years beginning before January 1, 2013, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year ($1,500 for married individuals filing separately); any net capital losses of a non-corporate stockholder in excess of $3,000 ($1,500 for married individuals filing separately) generally may be carried forward and used in subsequent years as and to the extent provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

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

Distributions are taxable whether stockholders receive them in cash or reinvest them in additional shares through the Dividend Reinvestment Plan. A stockholder whose distributions are reinvested in shares will be treated as having received a dividend equal to either (i) the fair market value of the shares issued to the stockholder (if we issue new shares), or (ii) the amount of cash allocated to the stockholder for the purchase of shares on its behalf (if we purchase shares on the open market). We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% “qualified dividend income” rate). Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the corporate dividends received deduction or the preferential rate applicable to “qualified dividend income.”

We may be required to withhold U.S. federal income tax (“backup withholding”), currently at a rate of 28%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. The 28% rate will expire for amounts paid after December 31, 2012 and instead the backup withholding rate on such amounts will be 31% unless Congress enacts legislation proving otherwise. It is currently unclear whether such legislation will be enacted and, if enacted, what the terms of an extension will be. Backup withholding is not an additional tax. Any amount withheld under the backup withholding rules is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

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

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. Non-U.S. stockholders should consult their tax advisors before investing in our common stock. In general, dividend distributions (other than certain distributions derived from net long-term capital gains, certain interest income and short term capital gains, as described below) paid by us to a non-U.S. stockholder are subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate) even if they are funded by income or gains that, if paid to a non-U.S. stockholder directly, would not be subject to withholding. If the distributions are effectively connected with a U.S. trade or business of the non-U.S. stockholder, (and, if an income tax treaty applies, attributable to a permanent establishment in the United States), we will not be required to withhold federal tax if the non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. stockholders. (Special certification requirements apply to a non-U.S. stockholder that is a foreign partnership or a foreign trust and such entities are urged to consult their tax advisors.) For our taxable years beginning prior to January 1, 2012, except as provided below, we generally will not be required to withhold any amounts with respect to certain distributions of (1) U.S.-source interest income that meets certain requirements, and (2) net short-term capital gains in excess of net long-term capital losses, in each case to the extent we properly report such distributions as such to stockholders. We intend to report to stockholders the portion of our distributions that are eligible for the interest-related dividend and short-term capital gain dividend withholding tax exemptions. In respect of distributions described in clause (1) above, however, we will be required to withhold amounts with respect to distributions to a non-U.S. stockholder:

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

In the case of shares held through an intermediary, the intermediary may withhold even if we were to report a distribution as an interest-related or short-term capital gain dividend. Non-U.S. stockholders should contact their intermediaries regarding the application of these rules to their accounts.

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

A non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the non-U.S. stockholder provides us or the dividend paying agent a properly completed and duly executed IRS Form W-8 (or an acceptable substitute or successor form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Investment in the shares may not be appropriate for a non-U.S. stockholder. Non-U.S. persons should consult their tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Certain Additional Reporting and Withholding Requirements

New rules enacted in March 2010 require the reporting to the IRS of direct and indirect ownership of foreign financial accounts and foreign entities by U.S. persons. Failure to provide this required information can result in a 30% withholding tax on certain payments (“withholdable payments”) made after December 31, 2012. Withholdable payments include U.S.-source dividends and interest, and gross proceeds from the sale or other disposition of property that can produce U.S.-source dividends or interest.

The IRS has issued only very preliminary guidance with respect to these new rules; their scope remains unclear and potentially subject to material change. Pursuant to that guidance, it is possible that distributions and redemption payments made by us after December 31, 2012 (or such later date as may be provided in future guidance) to a stockholder will be subject to the new 30% withholding requirement. Payments to a non-U.S. stockholder that is a “foreign financial institution” will generally be subject to withholding unless such stockholder enters into an agreement with the IRS. Payments to stockholders that are U.S. persons or foreign individuals will generally not be subject to withholding, so long as such stockholders provide such certifications or other documentation as are required to comply with the new rules. Persons investing in us through an intermediary should contact their intermediaries regarding the application of the new reporting and withholding regime to their investments. Stockholders are urged to consult a tax advisor regarding this new reporting and withholding regime in light of their particular circumstances.

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

No action is required on the part of a registered stockholder to have such shareholder’s cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying American Stock Transfer & Trust Company, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

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

We intend to continue to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at historical or any specific levels or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, depending on the types of debt and equity securities we have outstanding, we may be limited in our ability to make distributions. See “Item 1. Business — Leverage.” Also, restrictions and provisions in our outstanding indebtedness may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC and we would be subject to corporate level U.S. federal income tax. Furthermore, in accordance with current IRS guidance, we may make distributions under special circumstances that would allow us to meet our annual RIC distribution requirement for 2009, 2010, and 2011 by distributing shares of our stock in lieu of a significant portion of the cash (or other property other than our stock) that we would otherwise be required to distribute to satisfy such distribution requirement. See “Item 1. Business — Certain United States Federal Income Tax Considerations.” We cannot ensure that we will make distributions at historical or any other specified levels or at all.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash equal to such income.

In accordance with GAAP and the Code, we include in income certain amounts that we have not yet received in cash, such as contracted non-cash PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted non-cash PIK arrangements are included in income for the period in which such non-cash PIK interest was received, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments generally are valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants is allocated to the warrants that we receive. This generally results in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify as a RIC eligible for pass-through tax treatment. Because such original issue discount income might exceed the amount of cash received in a given year with respect to such investment, we might need to obtain cash from other sources to satisfy such distribution requirements. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for tax treatment as a RIC or, even if such distribution requirement is satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity securities or reduce new investment originations to meet these distribution requirements and avoid tax. See “Item 1. Business — Certain United States Federal Income Tax Considerations.”

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

We may be exposed to additional risks associated with leverage.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We may borrow funds or issue senior securities to make additional investments. With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. The amount of leverage that we employ will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations of stockholders, including:

•	a likelihood of greater volatility of NAV and market price of our common stock than a comparable portfolio without leverage;
•	exposure to increased risk of loss if we incur debt or issue senior securities to finance investments because a decrease in the value of our investments would have a greater negative impact on our returns and therefore the value of our common stock than if we did not use leverage;
•	that the covenants contained in documents governing our indebtedness could restrict our operating flexibility. Such covenants may impose asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act and could require us to liquidate investments at an inopportune time; and
•	that we, and indirectly our stockholders, will bear the cost of leverage, including issuance and servicing costs (i.e., interest).

Any requirement that we sell assets at a loss to redeem or pay interest or dividends on any leverage, or for other reasons, would reduce our NAV and also make it difficult for the NAV to recover. Our Board of Directors, in their judgment, may authorize the use of leverage if they expect that the benefits to our stockholders of maintaining the leveraged position will outweigh the risks.

The debt we incur could increase the risk of investing in our Company and may contain various covenants that limit our discretion in operating our business and also include certain financial covenants.

As of January 31, 2011, we had no outstanding borrowings and thus our asset coverage ratio was above the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. However, we expect, in the future, to incur new debt, including in the form of borrowing facilities debt guaranteed by the Small Business Administration (“SBA”), preferred or convertible securities, and/or the senior debt securities. Such forms of financing may be secured or unsecured and may involve term or revolving credit. Lenders will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we may grant a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include non-SBA guaranteed borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

If market constraints prevent us from obtaining debt or additional equity capital, our liquidity could be adversely affected, our business prospects could be negatively impacted, we could lose key employees and our operating results could be negatively affected.

Recent economic and capital market conditions in the U.S. have resulted in a severe reduction in the availability of debt and equity capital for the market as a whole, and financial services firms in particular. These conditions have constrained us and other companies in the financial services sector, limiting or completely preventing access to markets for debt and equity capital needed to maintain operations, continue investment originations and to grow. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to obtain new debt or additional equity capital, our liquidity may be impacted. We currently have no credit facility available to us. If these conditions continue for a prolonged period of time, or worsen in the future, we could lose key employees and our business prospects could be negatively impacted. Even if we are able to incur new debt, we may not be able to do so on favorable terms. In addition, the debt or equity capital that will be available, if at all, may be at a high cost and/or on unfavorable terms and conditions. Equity capital is, and may continue to be, difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below NAV per share without stockholder approval. In addition, issuing equity at depressed stock prices can be dilutive to our stockholders. These events and our inability to raise capital have resulted in a reduction in new originations, curtailed our ability to grow and have had a negative impact on our liquidity and operating results. The continued inability to raise additional capital could further constrain our liquidity, negatively impact our business prospects, cause the departure of key employees and negatively impact our operating results.

Because we intend to continue to distribute substantially all of our income and net realized capital gains to our stockholders, we will need additional capital to finance our growth.

In order to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to continue to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%, as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of such borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to continue to curtail or cease new lending and investment activities, and our NAV could decline.

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

Recent regulatory changes impact the operations of Katonah Debt Advisors and our ownership thereof.

Katonah Debt Advisors, our wholly-owned asset manager that manages CLO Funds, relies on an exemption from registration as an investment adviser set forth in Section 203(b)(3) of the Investment Advisers Act of 1940, as amended (the “Advisers Act’), which provides generally that an investment adviser with fewer than 15 clients is not required to register with the SEC (i.e., the “private adviser” exemption). However, as a result of the elimination of the “private adviser” exemption by the Private Fund Investment Advisers Registration Act of 2010, we expect that Katonah Debt Advisors will be required to register as an investment adviser under the Advisers Act. Certain provisions of the 1940 Act applicable to BDCs may prohibit BDCs from purchasing or otherwise acquiring any security issued by or any other interest in the business of a person who is a registered investment adviser. If Katonah Debt Advisors is required to register as an investment adviser under the Advisers Act, and if the 1940 Act were so interpreted, the Company may be in violation of the 1940 Act unless the Commission grants the Company exemptive relief. The Company intends to apply for this exemptive relief, however, if the Company is not successful in obtaining such exemptive relief before Katonah Debt Advisors is required to register as an investment adviser, or at all, then the Company may be in violation of the 1940 Act or Katonah Debt Advisors may be in violation of the Advisers Act until the Company is able to obtain the necessary exemptive relief or otherwise resolve the matter. The Company cannot assure you that it will be able to obtain the necessary exemptive relief in the timeframe required, or at all.

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

We are currently parties in ongoing litigation and regulatory proceedings. As described in greater detail in “Item 3. Legal Proceedings” below, pending proceedings involving us and/or our directors and officers include three purported class action lawsuits filed by our stockholders and an SEC investigation, which are at a preliminary stage, and a derivative action filed by a shareholder, which has been dismissed and in which the stockholder has appealed, all of which relate to the valuation methodology and procedures used by us to value our investments and the restatement to our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) and the quarterly periods ended March 31, 2009 and June 30, 2009. While we believe that we have meritorious defenses in these proceedings and that the outcomes should not materially impact us, we anticipate continued elevated legal and related costs as the ultimate outcomes of the matters are uncertain.

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

We have previously restated our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. The restatement of our financial statements was due to errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments, which affects the calculation of our NAV and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. The error related to fair value measurements was identified through the use and weighting of additional valuation techniques and a broader consideration of secondary market inputs, and with regard to our financial statements for the periods noted above, resulted from the material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. This restatement has exposed us to certain legal and regulatory actions described in “Item 3. Legal Proceedings” below and could expose us to additional legal or regulatory actions. In addition, the defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. We believe that we have addressed the material weaknesses through the adoption of the revised valuation procedures and the implementation of a review process in 2010. We may be the subject of negative publicity focusing on the restatement and negative reactions from shareholders and others with whom we do business.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2010, our largest investment, our 100% equity interest in Katonah Debt Advisors, equaled approximately 22% of the fair value of our investments. Beyond the asset diversification requirements associated with our qualification as a RIC (as described further in “Item 1. Business — Certain United States Federal Income Tax Considerations”), we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. In accordance with our current policy, we do not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment). However, to the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

We expect to receive distributions of recurring fee income, after the payment of its expenses, from the asset management activities of Katonah Debt Advisors. However, the existing asset management agreements pursuant to which Katonah Debt Advisors receives such fee income from the CLO Funds for which it serves as manager may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by Katonah Debt Advisors of the indenture governing the applicable CLO Fund, breaches by Katonah Debt Advisors of certain specified provisions of the indenture, material breaches of representations or warranties made by Katonah Debt Advisors, bankruptcy or insolvency of Katonah Debt Advisors, fraud or criminal activity on the part of Katonah Debt Advisors or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions. Further, a significant portion of the asset management fees payable to Katonah Debt Advisors under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated or the CLO Funds do not generate enough income or otherwise have insufficient residual cash flow due to diversion of cash as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements to pay the subordinated management fees, we will not receive the fee income that we expect to continue to receive from Katonah Debt Advisors, which will reduce income available to make distributions to our stockholders. At December 31, 2010, Katonah Debt Advisors was receiving all (senior and subordinate) management fees payable by the CLO Funds managed by it.

We may not receive any return on our investment in the CLO Funds in which we have invested and we may be unable to raise additional CLO Funds.

As of December 31, 2010, we had $45 million invested in the subordinated securities or preferred shares issued by CLO Funds managed by Katonah Debt Advisors and certain other third party asset managers. Subject to market conditions, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by Katonah Debt Advisors and/or third party managers. These subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, we may not be able to continue to complete new CLO Funds due to prevailing CLO market conditions or other factors.

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

•	Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.
•	Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

•	Securitization. In addition to issuing securities to raise capital as described above, we may securitize a portion of the loans we may obtain to generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

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

As a BDC, we may not acquire any assets other than “qualifying assets” for purposes of the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” See “Item 1. Business — Regulation.”

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

Provided we qualify as a RIC, we will generally not be subject to corporate-level U.S. federal income taxes on income distributed to our stockholders as dividends in accordance with the timing requirements of the Code. We will not continue to qualify for pass-through tax treatment as a RIC, and thus will be subject to corporate-level U.S. federal income taxes, if we are unable to comply with the source-of-income, asset diversification and distribution requirements contained in the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. Failure to meet the requirements for tax treatment as a RIC would subject us to taxes, which would reduce the return on your investment. As such, our failure to qualify for tax treatment as a RIC would have a material adverse effect on us, the NAV of our common stock and the total return obtainable from your investment in our common stock. We may, from time to time, organize and conduct the business of our wholly-owned portfolio company, Katonah Debt Advisors, through additional direct or indirect wholly-owned subsidiaries which may, in some cases, be taxable as corporations. For additional information see “Item 1. Business — Regulation” and “Item 1. Business — Certain United States Federal Income Tax Considerations.”

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

Item 3. Legal Proceedings

Class Actions against the Company and Certain Directors and Officers

The Company and certain directors and officers are named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements. The Company believes that the above-mentioned suits are without merit and will defend each vigorously.

In addition, the Company and certain directors and officers were also named as defendants in a derivative action filed on March 2, 2010 in the Supreme Court of New York, County of New York. The complaint in this action purported to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On October 20, 2010, the court dismissed the complaint, and found, among other things, that the plaintiff had not alleged that any of the Company’s directors “‘knowingly’ misrepresented or permitted others to misrepresent the Company’s financial condition,” or that the directors were confronted with “red flags” sufficient to put them on notice of potential problems with the Company’s investment valuations so as to excuse plaintiff’s requirement under Delaware law to make a demand on the Company’s board before filing suit. On January 12, 2011, the court entered the final judgment dismissing the complaint and the plaintiff has subsequently filed a notice of appeal.

SEC Investigation

On January 11, 2010, the staff of the SEC’s Division of Enforcement informed the Company that it was conducting an informal inquiry. The focus of the inquiry concerns the valuation methodology and procedures used by the Company to value its investments. On April 30, 2010, the SEC Staff advised the Company that a formal order of private investigation had been issued and that the informal inquiry was now a formal investigation. A subpoena has been issued to the Company in connection with the formal investigation. The subpoena requests that the Company produce documents that primarily relate to the valuation methodology and procedures used by the Company to value its investments. Since January 2010, the Company has been providing documents in response to the informal inquiry and the subpoena. The SEC Staff has also requested testimony from Company representatives. The Company is cooperating fully with the SEC Staff’s investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation.

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

The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The NASDAQ Global Select Market in respect of the periods indicated. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

Quarterly Stock Prices for 2009 and 2010

	High	Low	Close	NAV(1)
2010:
Fourth quarter	$7.10	$6.34	$6.97	$8.21
Third quarter	$6.69	$4.55	$6.69	$8.84
Second quarter	$5.88	$4.43	$5.01	$9.20
First quarter	$5.71	$3.79	$5.66	$9.62
2009:
Fourth quarter	$5.99	$4.56	$4.56	$9.56
Third quarter	$6.71	$4.42	$6.03	$9.93
Second quarter	$6.32	$3.14	$6.32	$9.73
First quarter	$4.30	$1.26	$3.06	$9.41

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

We began paying quarterly dividends in our first full quarter of operations following our IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 —  “Distributable Tax Income” from our Notes to the Financial Statements included herein. The table below provides information relating to dividends we paid in respect of the periods indicated.

Dividend Declarations

	Dividend	Declaration Date	Record Date	Pay Date
2010:
Fourth quarter	$0.17	12/13/2010	12/24/2010	1/29/2011
Third quarter	0.17	9/20/2010	10/8/2010	10/29/2010
Second quarter	0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010
Total declared for 2010	$0.68
2009:
Fourth quarter	$0.20	12/15/2009	12/28/2009	1/25/2010
Third quarter	0.24	9/24/2009	10/9/2009	10/29/2009
Second quarter	0.24	6/12/2009	7/9/2009	7/29/2009
First quarter	0.24	3/23/2009	4/8/2009	4/29/2009
Total declared for 2009	$0.92

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2010. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2010)

(1)	Total return includes reinvestment of dividends through December 31, 2010. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to Kohlberg Capital.

HOLDERS

As of December 31, 2010, there were 21 shareholders of record of our common stock and approximately 9,610 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the period covered by this report that were not registered under the Securities Act. However, we issued 301,663 shares of common stock pursuant to a dividend reinvestment plan. See Note 9, “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2008, the Board of Directors approved a $5 million share repurchase plan. Any share repurchases are subject to timing restrictions and other applicable regulations. We did not repurchase any shares of our common stock during the year ended December 31, 2010.

DIVIDEND POLICY

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which the required distribution amount exceeds the actual distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

Item 6. Selected Financial Data

The following selected financial and other data for the years ended December 31, 2010, 2009, 2008, 2007, and the period December 11, 2006 (inception) through December 31, 2006 is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

KOHLBERG CAPITAL CORPORATION
SELECTED FINANCIAL DATA

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007(1)	For the Period December 11, 2006 (inception) through December 31, 2010(1)
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$24,638,631	$33,497,213	$46,208,978	$37,219,713	$1,110,109
Fees and other income	215,233	399,338	1,653,232	759,301	41,794
Dividends from affiliate asset manager	4,500,000	—	1,350,000	500,000	—
Total interest and related portfolio income	29,353,864	33,896,551	49,212,210	38,479,014	1,151,903
Expenses:
Interest and amortization of debt issuance costs	7,088,202	9,276,563	10,925,624	7,229,597	—
Compensation	3,322,895	3,222,604	3,940,638	4,104,761	175,186
Other	7,045,648	3,066,729	3,640,031	4,385,707	487,254
Total operating expenses	17,456,745	15,565,896	18,506,293	15,720,065	662,440
Net Investment Income	11,897,119	18,330,655	30,705,917	22,758,949	489,463
Realized and unrealized gains (losses) on investments:
Net realized gains (losses)	(17,862,984)	(15,782,121)	(575,179)	266,317	1,077
Net change in unrealized gains (losses)	(8,322,812)	31,854,736	(93,414,146)	3,116,719	4,180,000
Total net gains (losses)	(26,185,796)	16,072,615	(93,989,325)	3,383,036	4,181,077
Net increase (decrease) in net assets resulting from operations	$(14,288,677)	$34,403,270	$(63,283,408)	$26,141,985	$4,670,540
Per Share:
Earnings per common share – basic	$(0.63)	$1.56	$(3.09)	$1.45	$0.26
Earnings per common share – diluted	$(0.63)	$1.56	$(3.09)	$1.45	$0.26
Net investment income per share – basic	$0.53	$0.83	$1.50	$1.27	$0.03
Net investment income per share – diluted	$0.53	$0.83	$1.50	$1.27	$0.03
Dividends declared per common share	$0.68	$0.92	$1.44	$1.40	$—
Balance Sheet Data:
Investment assets at fair value	$191,186,296	$409,105,621	$460,509,190	$521,006,947	$281,087,215
Total assets	$279,822,686	$439,416,057	$469,156,229	$533,141,959	$282,375,847
Total debt outstanding	$86,746,582	$218,050,363	$261,691,148	$255,000,000	$—
Stockholders’ equity	$186,925,667	$213,895,724	$196,566,018	$259,068,164	$256,400,423
Net asset value per common share	$8.21	$9.56	$9.03	$14.38	$14.29
Common shares outstanding at end of year	22,767,130	22,363,281	21,771,186	18,017,699	17,946,333
Other Data:
Investments funded(2)	11,245,300	23,482,349	109,442,643	373,852,286	191,706,724
Principal collections related to investment repayments or sales(2)	223,103,170	84,503,183	72,345,600	104,037,559	533,315
Number of portfolio investments at year end(2)	58	124	149	145	86
Weighted average yield of income producing debt investments(3)	8.6%	6.5%	7.0%	9.5%	9.0%

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.
(2)	Does not include investments in time deposits or money markets.
(3)	Weighted average yield of income producing debt investments is calculated as the average yield to par outstanding balances for investments in loans and mezzanine debt. The yields on CLO equities and investment in our wholly-owned portfolio manager, Katonah Debt Advisors, are excluded.

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

OVERVIEW

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

As a regulated investment company (“RIC”), we intend to distribute to our stockholders substantially all of our net taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income that we distribute in a timely manner to our stockholders.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2010 was $8.21. On December 31, 2010, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.97.

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

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of our results of operations and financial condition for the periods presented. Furthermore, the financial statements are based on the selection and application of critical accounting policies which may require management to make significant estimates and assumptions. Actual results could differ from those estimates. Critical accounting policies are those that are important to the presentation of our financial condition and results of operations that require management’s most difficult, complex or subjective judgments.

Accounting Standards Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed our references to U.S. GAAP accounting standards but did not impact our results of operations, financial position or liquidity.

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

Effective January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Fair Value Measurements and Disclosures”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

After our adoption of Fair Value Measurements and Disclosures, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level I — Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by Fair Value Measurements and Disclosures, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

•	Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid corporate loans and bonds and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.
•	Level III — Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2010, five issuers representing 4.1% of our total investments at fair value were on non-accrual status. As of December 31, 2009, ten issuers representing 2% of our total investments at fair value were on non-accrual status.

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

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

Recent Accounting Pronouncements

Improved Disclosures Regarding Fair Value Measurements.  In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels I and II, and activity in Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level III disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The Company had no transfers of assets into Level II or Level I fair value measurements. The adoption of this disclosure-only guidance is included in Note 4 “— Investments” and did not have a material impact on the Company’s financial results.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2010, December 31, 2009, and December 31, 2008 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2007	$410,954,082	$31,020,000	$4,752,250	$58,585,360	$505,311,692
2008 Activity:
Purchases / originations /draws	$71,949,153	$28,859,236	$212,709	$5,478,276	$106,499,374
Pay-downs / pay-offs / sales	(71,671,847)	—	—	—	(71,671,847)
Net accretion of discount	717,195	1,456,095	—	—	2,173,290
Net realized gains	(575,179)	—	—	—	(575,179)
Increase (decrease) in fair value	(57,514,397)	(26,695,331)	124,406	(9,328,824)	(93,414,146)
Fair Value at December 31, 2008	$353,859,007	$34,640,000	$5,089,365	$54,734,812	$448,323,184
2009 Activity:
Purchases / originations /draws	$1,509,987	$1,076,250	$8,625,627	$4,018,309	$15,230,173
Pay-downs / pay-offs / sales	(72,227,405)	—	—	—	(72,227,405)
Net accretion of discount	964,724	742,204	—	—	1,706,928
Net realized losses	(12,050,370)	—	(1,516,682)	(2,215,069)	(15,782,121)
Increase (decrease) in fair value	25,300,586	12,512,546	(7,485,064)	1,526,668	31,854,736
Fair Value at December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
2010 Activity:
Purchases / originations /draws	$9,981,426	$—	$1,927,366	$3,780,817	$15,689,609
Pay-downs / pay-offs / sales	(208,820,375)	—	—		(208,820,375)
Net accretion of discount	381,676	85,150	—	—	466,826
Net realized losses	(17,053,242)	—	(809,742)	—	(17,862,984)
Increase (decrease) in fair value	9,196,912	3,974,851	(1,142,038)	(20,352,537)	(8,322,812)
Fair Value at December 31, 2010	$91,042,926	$53,031,001	$4,688,832	$41,493,000	$190,255,759

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

Set forth below is a discussion of our results of operations for the years ended December 31, 2010 and 2009.

Investment Income

Investment income for the years ended December 31, 2010, 2009, and 2008 was approximately $29 million, $34 million, and $49 million, respectively. Of this amount, approximately $14 million, $24 million and $33 million, respectively, was attributable to interest income on our loan and bond investments. A portion of such interest income is attributable to net interest earned on assets accumulated for future CLO issuance on which Katonah Debt Advisors entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. For the years ended December 31, 2010 and December 31, 2009 no income related to first loss arrangements was earned. For the year ended December 31, 2008, approximately $107,000 of such net interest related to the first loss arrangements previously accrued was written off. For the years ended December 31, 2010, 2009, and 2008, approximately $10 million, $9 million and $13 million, respectively, of investment income was attributable to investments in CLO Fund securities.

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

Dividends from Affiliate Asset Manager

As of December 31, 2010, our investment in Katonah Debt Advisors was approximately $42 million. For the year ended December 31, 2010 and 2009, Katonah Debt Advisors had GAAP net income of approximately $1 million and $2 million, respectively. During the year ended December 31, 2010 distributions from Katonah Debt Advisors totaled approximately $4.5 million, a portion of which represented undistributed earnings from prior years. No distributions were made for the year ended December 31, 2009.

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

Expenses

Interest and compensation expense are generally expected to be our largest expenses each period. Interest expense is dependent on the average outstanding principal balance of our borrowings and the applicable interest rate for the period. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and bonus expenses are estimated and accrued since bonuses are paid annually.

Total expenses for the years ended December 31, 2010, 2009, and 2008 were approximately $17 million, $16 million, and $19 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $7 million, $9 million, and $11 million, respectively, on average debt outstanding of $155 million, $236 million, and $248 million, respectively.

For the years ended December 31, 2010, 2009, and 2008 approximately $3 million, $3 million, and $4 million respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense. For the year ended December 31, 2010, professional fees and insurance expenses totaled approximately $6 million. For the year ended December 31, 2009 and December 31, 2008, professional fees and insurance expenses totaled approximately $2 million, and $2 million, respectively. For the year ended December 31, 2010, administrative and other costs totaled approximately $1 million. For the year ended December 31, 2009 and December 31, 2008, administrative and other costs totaled approximately $1 million and $1 million, respectively. These costs include occupancy expense, technology and other office expenses.

Professional fee expenses for the year ended December 31, 2010 are significantly higher by approximately $4 million relative to the same prior year period due to increased legal expenses (approximately $2 million), accounting (approximately $1 million) and valuation services (approximately $450,000). This increase in professional fees is primarily related to legal proceedings and our complaint against our lenders and additional legal, accounting and valuation costs related to the restatement (and defense on the related class-action and SEC investigation net of reimbursable legal fees covered by directors’ and officers’ insurance) of our year-end 2008 and first-and second- quarter 2009 financial statements which we do not expect to recur at this level in future periods.

Net Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2010, our total investments had net unrealized depreciation of approximately $8 million. During the year ended December 31, 2009 and December 31, 2008, our total investments had net unrealized appreciation of approximately $32 million, and net unrealized depreciation of $93 million, respectively.

The $8 million of unrealized losses during the year ended December 31, 2010 are due to unrealized gains of $12 million on debt securities, equity securities and CLO Fund securities in our investment portfolio, and a $20 million decrease in the value of Katonah Debt Advisors. The decrease in the fair value of Katonah Debt Advisors is due to the receipt of approximately $5 million of previously accrued subordinate management fees during the year, the disposition of one of its affiliates, and current market conditions.

The $32 million of unrealized gains during the year ended December 31, 2009 were primarily due to unrealized gains of approximately $25 million and approximately $13 million on debt securities and CLO Fund securities, respectively, in our investment portfolio, offset in part by approximately a $7 million unrealized loss on equity securities. The $93 million of unrealized losses during the year ended December 31, 2008 were primarily due to unrealized losses of $58 million and $27 million on debt securities and CLO Fund securities, respectively, in our investment portfolio, as well as an approximate $9 million unrealized loss on Katonah Debt Advisors.

Net Change in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2010 was an approximately $14 million, or $0.63 per share. The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2009 was $34 million, or $1.56 per share, and the net decrease increase in stockholders’ equity resulting from operations for the year ended December 31, 2008 was approximately $63 million, or $3.09 per share.

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

In addition to the traditional sources of available funds (issuance of new equity, debt or undrawn warehouse facility capacity), we also have the ability, subject to prevailing conditions in the securitization markets, to raise additional cash funds through the securitization of assets on our balance sheet through our wholly-owned asset manager, Katonah Debt Advisors. Such a securitization would provide cash for new investments on our balance sheet as well as additional management fee income and potentially increased value (as a result of increased assets under management) for Katonah Debt Advisors. No new securitizations by Katonah Debt Advisors have closed since January 2008.

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. As of December 31, 2010, we had $87 million of outstanding borrowings and our asset coverage was 315%, which is above the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. See Item 1. Business — Leverage.”

As of December 31, 2010 and December 31, 2009 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2010	December 31, 2009
Cash	$10,175,488	$4,140,408
Time Deposits	720,225	126
Money Market Account	210,311	—
Senior Secured Loan	22,001,256	159,075,586
Junior Secured Loan	63,944,003	114,920,499
Mezzanine Investment	250,000	19,235,444
Senior Subordinated Bond	4,490,709	2,415,000
Senior Unsecured Bond	—	1,710,000
CLO Fund Securities	53,031,000	48,971,000
Equity Securities	4,437,871	4,713,246
Preferred	607,921	—
Affiliate Asset Managers	41,493,000	58,064,720
Total	$201,361,784	$413,246,029

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2010, we had approximately $87 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 315%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes. As of January 31, 2011, we had repaid in full the outstanding balance of our borrowings and we are currently operating fully unlevered.

The weighted average daily debt balance for the years ended December 31, 2010 and 2009 was approximately $105 million and $222 million, respectively. As of December 31, 2010, the Company had restricted cash and time deposit balances of approximately $67 million which it maintained in accordance with the terms of the Facility.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage. As a result, we may seek to enter into a new agreement with other lenders or into other financing arrangements as market conditions permit. Such financing arrangements may include a new secured and/or unsecured credit facility, the issuance of senior debt preferred or convertible securities or debt guaranteed by the SBA. We also believe that our current cash position, certain loan investments and cash income earned by our investment portfolio are adequate for our current liquidity needs.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2010 and December 31, 2009, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $1 million was funded as of December 31, 2010 and $640,000 was funded as of December 31, 2009. As of December 31, 2010 and December 31, 2009, we had committed to make no investments in delayed draw senior secured loans.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$655,415	$328,436	$326,979	$—	$—
Long-term debt obligations(1)	86,746,582	86,746,582	—	—	—
Unused lending commitments(2)	920,000	920,000	—	—	—
Total	$88,321,997	$87,995,018	$326,979	$—	$—

(1)	On January 31, 2011, the outstanding balance of our borrowings was repaid in full.
(2)	Represents the unfunded lending commitment in connection with revolving lines of credit or delayed funding draws on loans made to portfolio companies.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2010, approximately 95% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2010, we had $87 million of borrowings outstanding at a floating rate tied to prevailing commercial paper rates plus a margin of 0.85%. All of such borrowings were repaid in full in January 2011.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2010 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase or decrease of a 1% change in interest rates would correspondingly affect net interest income proportionately by approximately $600,000 over a one-year period. Because most of our investments at December 31, 2010 were floating rate with a spread to an index similar to our Facility, we would not expect a significant impact on our net interest spread.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2010.

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

We engaged VRC, an independent valuation firm, to provide third-party valuation estimates for 39% of our investments at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in our determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of December 31, 2010, the Board of Directors engaged VRC to review our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. VRC concluded that our CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly. The Board of Directors may engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of its valuation processes.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2010, the Company revised its valuation procedures for estimating the fair value of its illiquid investments and has revised its accounting for non-cash PIK interest income. Under the revised valuation procedures, management considers the following factors in determining the appropriate weighting of market inputs: comparability of the market input relative to the investment being valued, the source of the information, the correlation of the data to any actual observed transaction activity, the internal consistency of such inputs to other inputs noted by the same source, and other qualitative factors that may impact the reliability, comparability, or weighting of the inputs. In addition, for investments which earn non-cash PIK interest and for which there has been a substantial decline in fair value due to underlying credit concerns for an extended period, the Company no longer accrues such non-cash PIK interest as income. As of the date of filing of this report, the Company believes that it has modified its accounting for the fair value of its investments and its accounting for its non-cash PIK investments to the extent necessary to prepare the financial statements and the other financial information contained herein. During the quarter ended December 31, 2010, the Company had no further changes in its internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of Kohlberg Capital Corporation (the “Company” or the “Registrant”) are filed herewith:

2. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”).(1)
3.2	Form of Bylaws of the Company.(2)
4.1	Specimen Certificate of the Company’s common stock, par value $0.01 per share.(1)
4.2	Form of Registration Rights Agreement.(3)
4.3	Form of Dividend Reinvestment Plan.(3)
10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(9)*
10.2	Form of Company Non-Qualified Stock Option Certificate.(3)*
10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.(3)
10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, L.L.C.(1)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(3)
10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(3)*
10.7	Form of Employment Agreement between the Company and Michael I. Wirth.(3)*
10.8	Form of Employment Agreement between the Company and R. Jon Corless.(3)*
10.9	Form of Employment Agreement between the Company and E.A. Kratzman.(3)*
10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.(3)*
10.11	Letter Agreement, dated December 10, 2010, between the Company and John M. Stack.*
10.12	Consulting Agreement dated December 10, 2010, between Katonah Debt Advisors, L.L.C. and John M. Stack.*
10.13	Form of Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan.*
10.14	Form of Indemnification Agreement for Officers and Directors of the Company.(4)

Exhibit Number	Description
10.15	Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee.(5)
10.16	Execution Copy of First Amendment to Loan Funding and Servicing Agreement, dated as of May 30, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(6)
10.17	Execution Copy of Second Amendment to Loan Funding and Servicing Agreement, dated as of October 1, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(6)
10.18	Execution Copy of Third Amendment to Loan Funding and Servicing Agreement, dated as of November 21, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(8)
10.19	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company.(7)
10.20	Forbearance and Settlement Agreement, dated as of September 20, 2010, by and among the Company, BMO Capital Markets Corp. and the other lender parties thereto.(11)
10.21	Form of 2008 Non-Employee Director Plan.(10)*
21.1	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(2)	Incorporated by reference to the exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(4)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).

(5)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).
(6)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).
(7)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).
(9)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(10)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on June 30, 2008 (File No. 333-151268).
(11)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on November 8, 2010 (File No. 814-00735).
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohlberg Capital Corporation
Date: March 4, 2011	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 4, 2011
/s/ Michael I. Wirth Michael I. Wirth	Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer (principal financial and accounting officer)	March 4, 2011
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	March 4, 2011
/s/ Samuel P. Frieder Samuel P. Frieder	Member of the Board of Directors	March 4, 2011
/s/ Gary Cademartori Gary Cademartori	Member of the Board of Directors	March 4, 2011
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	March 4, 2011
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	March 4, 2011
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kohlberg Capital Corporation

We have audited the accompanying balance sheets, including the schedule of investments, of Kohlberg Capital Corporation and subsidiary (the “Company”) (a Delaware corporation) as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2010. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2010 and 2009. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kohlberg Capital Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations, changes in their net assets and their cash flows and financial highlights for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohlberg Capital Corporation and subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kohlberg Capital Corporation

We have audited Kohlberg Capital Corporation and subsidiary’s (the “Company”) (a Delaware Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kohlberg Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control —  Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of the Company, including the schedule of investments as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows and financial highlights for each of the three years in the period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 4, 2011

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of December 31, 2010	As of December 31, 2009
ASSETS
Investments at fair value:
Time deposits (cost: 2010 – $720,225; 2009 – $126)	$720,225	$126
Money market account (cost: 2010 – $210,311; 2009 – $0)	210,311	—
Debt securities (cost: 2010 – $126,545,510; 2009 – $342,056,023)	91,042,928	297,356,529
CLO fund securities managed by non-affiliates (cost: 2010 – $15,690,982; 2009 – $15,685,858)	4,921,000	4,021,000
CLO fund securities managed by affiliate (cost: 2010 – $52,589,218; 2009 – $52,509,191)	48,110,000	44,950,000
Equity securities (cost: 2010 – $13,483,227; 2009 – $12,365,603)	4,688,832	4,713,246
Asset manager affiliates (cost: 2010 – $44,532,329; 2009 – $40,751,511)	41,493,000	58,064,720
Total Investments at fair value	191,186,296	409,105,621
Cash	10,175,488	4,140,408
Restricted cash	67,023,170	18,696,023
Interest and dividends receivable	2,574,115	3,836,031
Receivable for open trades	7,681,536	2,953,500
Accounts Receivable	851,020	—
Due from affiliates	—	44,274
Other assets	331,061	640,200
Total assets	$279,822,686	$439,416,057
LIABILITIES
Borrowings	$86,746,582	$218,050,363
Accounts payable and accrued expenses	2,337,767	3,057,742
Dividend payable	3,812,670	4,412,228
Total liabilities	$92,897,019	$225,520,333
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,767,130 and 22,363,281 common shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively.	$224,274	$220,611
Capital in excess of par value	282,794,025	283,074,233
Accumulated undistributed net investment income	818,664	1,326,380
Accumulated net realized losses	(34,325,792)	(16,462,808)
Net unrealized depreciation on investments	(62,585,504)	(54,262,692)
Total stockholders’ equity	$186,925,667	$213,895,724
Total liabilities and stockholders’ equity	$279,822,686	$439,416,057
NET ASSET VALUE PER COMMON SHARE	$8.21	$9.56

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
Investment Income:
Interest from investments in debt securities	$14,409,069	$24,157,213	$33,386,213
Interest from cash and time deposits	21,531	17,956	251,287
Dividends from investments in CLO fund securities managed by non-affiliates	1,837,024	1,296,349	5,946,736
Dividends from investments in CLO fund securities managed by affiliate	8,371,007	8,025,695	6,624,742
Dividends from affiliate asset manager	4,500,000	—	1,350,000
Capital structuring service fees	215,233	399,338	1,653,232
Total investment income	29,353,864	33,896,551	49,212,210
Expenses:
Interest and amortization of debt issuance costs	7,088,202	9,276,563	10,925,624
Compensation	3,322,895	3,222,604	3,940,638
Professional fees	5,411,499	1,691,832	1,992,142
Insurance	419,942	359,062	286,456
Administrative and other	1,214,207	990,835	1,361,433
Total expenses	17,456,745	15,540,896	18,506,293
Net Investment Income before Income Tax Expense	11,897,119	18,355,655	30,705,917
Excise taxes	—	(25,000)	—
Net Investment Income	11,897,119	18,330,655	30,705,917
Realized And Unrealized Gains (Losses) On Investments:
Net realized gain (loss) from investment transactions	(17,862,984)	(15,782,121)	(575,179)
Net change in unrealized appreciation (depreciation) on:
Debt securities	9,196,912	25,300,586	(57,514,397)
Equity securities	(1,142,038)	(7,485,064)	124,406
CLO fund securities managed by affiliate	3,079,974	12,986,453	(20,989,960)
CLO fund securities managed by non-affiliates	894,877	(473,907)	(5,705,371)
Affiliate asset manager investments	(20,352,537)	1,526,668	(9,328,824)
Net realized and unrealized appreciation (depreciation) on investments	(26,185,796)	16,072,615	(93,989,325)
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$(14,288,677)	$34,403,270	$(63,283,408)
Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations per Common Share – Basic and Diluted	$(0.63)	$1.56	$(3.09)
Net Investment Income Per Common Share – Basic	$0.53	$0.83	$1.50
Net Investment Income Per Common Share – Diluted	$0.53	$0.83	$1.50
Net Investment Income and Net Realized Gains (Losses) Per Common Share – Basic	$(0.26)	$0.12	$1.47
Net Investment Income and Net Realized Gains (Losses) Per Common Share – Diluted	$(0.26)	$0.12	$1.47
Weighted Average Shares of Common Stock Outstanding – Basic	22,283,088	22,105,800	20,455,322
Weighted Average Shares of Common Stock Outstanding – Diluted	22,283,088	22,105,800	20,455,322

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2010	2009	2008
Operations:
Net investment income	$11,897,119	$18,330,655	$30,705,917
Net realized gain (loss) from investment transactions	(17,862,984)	(15,782,121)	(575,179)
Net change in unrealized gain (loss) on investments	(8,322,812)	31,854,736	(93,414,146)
Net increase (decrease) in net assets resulting from operations	(14,288,677)	34,403,270	(63,283,408)
Shareholder distributions:
Dividends from net investment income to common stockholders	(11,897,119)	(18,330,654)	(29,377,019)
Dividends from net investment income to restricted stockholders	(55,404)	(125,053)	(246,626)
Common Stock Dividends in excess of net investment income	(3,269,688)	(1,747,018)	—
Net decrease in net assets resulting from stockholder distributions	(15,222,211)	(20,202,725)	(29,623,645)
Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	1,621,074	2,218,818	2,591,296
Rights offering	—	—	26,925,214
Vesting of restricted stock	647	1,223	30
Stock based compensation	919,111	909,120	888,367
Net increase in net assets resulting from capital share transactions	2,540,832	3,129,161	30,404,907
Net assets at beginning of period	213,895,723	196,566,018	259,068,164
Net assets at end of period (including accumulated undistributed net investment income of $818,664, $1,326,380, and $2,865,434 in 2010, 2009, and 2008, respectively.	$186,925,667	$213,895,724	$196,566,018
Net asset value per common share	$8.21	$9.56	$9.03
Common shares outstanding at end of period	22,767,130	22,363,281	21,776,519

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$(14,288,677)	$34,403,270	$(63,283,408)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by operations:
Net realized losses on investment transactions	17,862,984	15,782,121	575,179
Net change in unrealized (appreciation) depreciation on investments	8,322,812	(31,854,736)	93,414,146
Net accretion of discount on securities and loans	(466,826)	(1,706,928)	(2,173,290)
Amortization of debt issuance cost	595,614	824,695	522,016
Purchases of investments	(12,018,942)	(13,581,354)	(108,769,126)
Capital contribution to affiliate asset manager	(3,780,817)	(3,600,016)	—
Payment-in-kind interest income	(820,262)	(3,801)	(1,680,247)
Proceeds from sale and redemption of investments	204,092,344	81,459,787	75,181,093
Stock based compensation expense	919,112	909,121	888,367
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	1,261,916	332,567	1,424,039
Decrease in other assets	(286,473)	251,550	255,501
Decrease in due from affiliates	44,274	346,315	150,184
Increase (decrease) in accounts payable and accrued expenses	(1,570,996)	(6,661)	(3,077,489)
Net cash provided by operating activities	199,866,063	83,555,930	(6,573,035)
FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	647	1,223	26,925,244
Dividends paid in cash	(14,200,702)	(19,451,339)	(28,179,592)
Proceeds from issuance of debt	—	—	50,000,000
Cash paid on repayment of debt	(131,303,781)	(43,640,786)	(43,308,852)
Decrease in restricted cash	(48,327,147)	(16,576,032)	(701,123)
Net cash used in financing activities	(193,830,983)	(79,666,934)	4,735,677
CHANGE IN CASH	6,035,080	3,888,996	(1,837,358)
CASH, BEGINNING OF PERIOD	4,140,408	251,412	2,088,770
CASH, END OF PERIOD	$10,175,488	$4,140,408	$251,412
Supplemental Information:
Interest paid during the period	$7,195,181	$8,297,586	$10,821,650
Non-cash dividends paid during the period under the dividend reinvestment plan	$1,621,074	$2,218,818	$2,591,296

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of December 31, 2010

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.7%, Due 6/13	$1,080,000	$1,075,943	$979,452
Advanced Lighting Technologies, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	5,000,000
Awesome Acquisition Company (CiCi’s Pizza)(6) Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,985,854	3,840,000
Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Junior Secured Loan — Second Lien Facility 8.3%, Due 8/15	1,217,438	1,217,438	95,368
Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 7.5%, Due 8/14	1,438,720	1,448,006	719,360
Bicent Power LLC(6) Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	2,367,600
BP Metals, LLC (fka Constellation Enterprises)(6) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0%, Due 6/13	3,982,143	3,982,143	4,002,054
Caribe Information Investments Incorporated(6) Printing and Publishing	Senior Secured Loan — Term Loan 2.5%, Due 3/13	1,611,045	1,608,021	1,273,692
Charlie Acquisition Corp.(9) Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 17.5%, Due 6/13	14,261,996	10,744,496	250,000
CoActive Technologies LLC (fka CoActive Technologies, Inc.)(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1%, Due 1/15	2,000,000	1,977,696	1,464,600
eInstruction Corporation(6) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% – 12/2016 - 35687MAP2 10.1%, Due 12/16	3,000,000	3,006,137	3,176,250
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	72,286
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	154,954
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	15,000
HMSC Corporation (aka Swett and Crawford)(6) Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	5,000,000	4,890,322	4,049,000

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Hunter Fan Company(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	$3,000,000	$3,000,000	$2,682,900
International Architectural Products, Inc.(6),(9) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0%, Due 5/15	967,622	948,809	929,498
Intrapac Corporation/Corona Holdco(6) Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,009,682	3,000,000
Jones Stephens Corp.(6),(9) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan (2006) 7.8%, Due 9/12	9,541,180	9,527,522	6,364,921
KIK Custom Products Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,435,000
LBREP/L-Suncal Master I LLC(9) Buildings and Real Estate(4)	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	933
LBREP/L-Suncal Master I LLC(6),(9) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 1/10	3,875,156	3,875,156	58,127
LBREP/L-Suncal Master I LLC(6),(9) Buildings and Real Estate(4)	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,600
Legacy Cabinets, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3%, Due 5/14	463,380	463,380	92,676
MCCI Group Holdings, LLC(6) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5%, Due 6/13	1,000,000	1,000,000	1,000,000
Pegasus Solutions, Inc.(12) Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0%, Due 4/14	1,314,459	1,314,459	1,314,459
Perseus Holding Corp.(7) Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0%, Due 1/00	400,000	400,000	356,960
QA Direct Holdings, LLC(6) Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,396,024	4,372,508	4,396,024
Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	2,078,079	2,078,079	2,078,079
Resco Products, Inc.(6) Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	7,193,458	7,079,981	7,193,458
Specialized Technology Resources, Inc.(6) Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 12/14	7,500,000	$7,500,000	$7,500,000
TUI University, LLC(6) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 10/14	3,119,818	3,033,934	2,958,212
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	470,643	470,643	470,643
Walker Group Holdings LLC(6) Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	4,469,539	4,469,539	4,469,539

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	$1,720,000	$1,679,298	$1,720,000
Wesco Aircraft Hardware Corp.(6) Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	3,554,283	3,569,258	3,554,283
Total Investment in Debt Securities (49% of net asset value at fair value)		$130,939,851	$126,545,510	$91,042,928

Equity Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Cost	Value(2)
Aerostructures Holdings L.P.(7) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$88,600
Aerostructures Holdings L.P.(7) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961
Bankruptcy Management Solutions, Inc.(6),(7) Diversified/Conglomerate Service	Warrants	0.1%	—	—
Coastal Concrete Holding II, LLC(7) Buildings and Real Estate(4)	Class A Units	10.8%	8,625,626	250,143
eInstruction Acquisition, LLC(7) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,079,724

FP WRCA Coinvestment Fund VII, Ltd.(3),(7) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,400,000
International Architectural Products, Inc.(6),(7) Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	227,223
Legacy Cabinets, Inc.(6),(7) Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	49,422
Perseus Holding Corp.(7) Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	312,200
Bankruptcy Management Solutions, Inc.(6),(7) Diversified/Conglomerate Service	Common Stock	1.2%	218,592	30,559
Total Investment in Equity Securities (3% of net asset value at fair value)			$13,483,227	$4,688,832

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Grant Grove CLO, Ltd.(3),(12)	Subordinated Securities	22.2%	$4,720,982	$3,150,000
Katonah III, Ltd.(3),(12)	Preferred Shares	23.1%	4,500,000	470,000
Katonah IV, Ltd.(3),(12)	Preferred Shares	17.1%	3,150,000	1,300,000
Katonah V, Ltd.(3),(12),(13)	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.(3),(8),(12)	Subordinated Securities	16.4%	4,500,000	2,090,000
Katonah VIII CLO Ltd(3),(8),(12)	Subordinated Securities	10.3%	3,400,000	1,690,000
Katonah IX CLO Ltd(3),(8),(12)	Prefered Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd (3),(8),(12)	Subordinated Securities	33.3%	11,612,677	8,820,000
Katonah 2007-I CLO Ltd.(3),(8),(12)	Preferred Shares	100.0%	29,987,959	26,200,000
Total Investment in CLO Equity Securities			$67,191,618	$45,021,000

See accompanying notes to financial statements.

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Katonah 2007-I CLO Ltd.(3),(8),(12)	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	100.0%	$1,088,582	$8,010,000
Total Investment in CLO Rated-Note			$1,088,582	$8,010,000
Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$68,280,200	$53,031,000

Asset Manager Affiliate

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Value(2)
Katonah Debt Advisors	Asset Management Company	100.0%	$44,532,329	$41,493,000
Total Investment in Asset Manager Affiliate (22% of net asset value at fair value)			$44,532,329	$41,493,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par/Cost	Value(2)
JP Morgan Asset Account	Time Deposit	0.03%	$720,225	$720,225
JP Morgan Business Money Market Account(11)	Money Market Account	0.2%	210,311	210,311
Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$930,536	$930,536
Total Investments(5) (102% of net asset value at fair value)			$253,771,802	$191,186,296

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2010.
(2)	Reflects the fair market value of all existing investments as of December 31, 2010, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.
(5)	The aggregate cost of investments for federal income tax purposes is approximately $254 million. The aggregate gross unrealized appreciation is approximately $8 million and the aggregate gross unrealized depreciation is approximately $71 million.
(6)	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
(7)	Non-income producing.
(8)	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.
(9)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
(11)	Money market account holding restricted cash for employee flexible spending accounts.
(12)	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(13)	As of December 31, 2010, this CLO Fund Security was not providing a dividend distribution.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS
As of December 31, 2009

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 5.0%, Due 6/13	$640,000	$634,264	$637,440
Advanced Lighting Technologies, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Deferred Draw Term Loan (First Lien) 3.0%, Due 6/13	323,595	323,595	322,301
Advanced Lighting Technologies, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.2%, Due 6/14	5,000,000	5,000,000	5,000,000
Advanced Lighting Technologies, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan (First Lien) 3.0%, Due 6/13	1,580,565	1,580,565	1,574,242
Aero Products International, Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 9.5%, Due 4/12	3,118,560	3,118,560	1,721,445
Aerostructures Acquisition LLC(6) Aerospace and Defense	Senior Secured Loan — Delayed Draw Term Loan 6.8%, Due 3/13	412,667	412,667	412,667
Aerostructures Acquisition LLC(6) Aerospace and Defense	Senior Secured Loan — Term Loan 6.8%, Due 3/13	5,219,471	5,219,471	5,219,471
AGA Medical Corporation(6) Healthcare, Education and Childcare	Senior Secured Loan — Tranche B Term Loan 2.3%, Due 4/13	1,832,209	1,831,354	1,799,230
AGS LLC(6) Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Delayed Draw Term Loan 3.2%, Due 5/13	425,866	421,983	389,241
AGS LLC(6) Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Term Loan 3.2%, Due 5/13	3,043,896	3,016,145	2,782,121
AmerCable Incorporated(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Initial Term Loan 3.8%, Due 6/14	5,840,213	5,840,213	5,606,605
Astoria Generating Company Acquisitions, L.L.C.(6) Utilities	Junior Secured Loan — Term C 4.0%, Due 8/13	4,000,000	4,031,898	3,800,000
Atlantic Marine Holding Company(6) Cargo Transport	Senior Secured Loan — Term Loan 4.6%, Due 3/14	1,681,287	1,688,586	1,681,287
Aurora Diagnostics, LLC(6) Healthcare, Education and Childcare	Senior Secured Loan — Tranche A Term Loan (First Lien) 4.5%, Due 12/12	4,017,152	3,993,498	4,017,152
Awesome Acquisition Company (CiCi’s Pizza)(6) Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,981,723	3,924,000
AZ Chem US Inc.(6) Chemicals, Plastics and Rubber	Junior Secured Loan — Second Lien Term Loan 5.7%, Due 2/14	4,000,000	3,970,688	4,000,000
Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 6.5%, Due 7/13	2,418,750	2,441,936	1,777,781

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 4.2%, Due 7/12	$1,870,497	$1,876,933	$1,509,491
Bicent Power LLC(6) Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	3,528,000
BP Metals, LLC (fka Constellation Enterprises)(6) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 10.0%, Due 6/13	4,383,929	4,383,929	4,383,929
Broadlane, Inc.(6) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 8.5%, Due 8/13	2,741,832	2,711,990	2,741,832
Caribe Information Investments Incorporated(6) Printing and Publishing	Senior Secured Loan — Term Loan 2.5%, Due 3/13	1,676,743	1,672,195	1,653,269
Cast & Crew Payroll, LLC (Payroll Acquisition)(6) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Initial Term Loan 3.2%, Due 9/12	7,693,290	7,709,678	7,654,824
CEI Holdings, Inc. (Cosmetic Essence)(6),(9) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 8.1%, Due 3/13	1,454,368	1,407,135	780,116
Charlie Acquisition Corp.(9) Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 15.5%, Due 6/13	10,893,401	10,777,799	635,444
CoActive Technologies, Inc.(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 7/14	3,916,722	3,903,782	2,882,707
CoActive Technologies, Inc.(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 1/15	2,000,000	1,972,218	1,062,000
Dealer Computer Services, Inc. (Reynolds & Reynolds)(6) Electronics	Junior Secured Loan — Term Loan (Second Lien) 5.8%, Due 10/13	1,000,000	1,006,261	1,000,000
Dealer Computer Services, Inc. (Reynolds & Reynolds)(6) Electronics	Junior Secured Loan — Term Loan (Third Lien) 7.8%, Due 4/14	7,700,000	7,538,614	7,700,000
Delta Educational Systems, Inc.(6) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 6.0%, Due 6/12	2,301,996	2,301,996	2,281,278
Dex Media West LLC Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 7.0%, Due 10/14	4,696,402	4,312,579	4,348,868
Dresser, Inc.(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 6.0%, Due 5/15	3,000,000	2,970,206	2,991,000
DRI Holdings, Inc.(6) Healthcare, Education and Childcare	Junior Secured Loan — US Term Loan (Second Lien) 6.5%, Due 7/15	6,000,000	5,502,222	5,700,000
Edgestone CD Acquisition Corp. (Custom Direct)(6) Printing and Publishing	Junior Secured Loan — Loan (Second Lien) 6.3%, Due 12/14	5,000,000	5,000,000	5,000,000
Edgestone CD Acquisition Corp. (Custom Direct)(6) Printing and Publishing	Senior Secured Loan — Term Loan (First Lien) 3.1%, Due 12/13	3,982,724	3,985,832	3,982,724
eInstruction Corporation(6) Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 4.3%, Due 7/13	4,017,321	4,017,321	3,969,113

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
eInstruction Corporation(6) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	$10,000,000	$10,000,000	$10,000,000
Endeavor Energy Resources, L.P.(6) Oil and Gas	Junior Secured Loan — Initial Loan (Second Lien) 5.3%, Due 4/12	4,000,000	4,000,000	4,000,000
Fasteners For Retail, Inc.(6) Diversified/Conglomerate Manufacturing	Senior Secured Loan — Term Loan 4.8%, Due 12/12	4,042,346	4,046,728	4,042,346
FD Alpha Acquisition LLC (Fort Dearborn)(6) Printing and Publishing	Senior Secured Loan — US Term Loan 3.2%, Due 11/12	1,538,635	1,462,409	1,538,635
First American Payment Systems, L.P.(6) Finance	Senior Secured Loan — Term Loan 3.3%, Due 10/13	3,198,000	3,198,000	3,198,000
First Data Corporation Finance	Senior Secured Loan — Initial Tranche B-2 Term Loan 3.0%, Due 9/14	2,440,944	2,262,445	2,174,881
Ford Motor Company(6) Automobile	Senior Secured Loan — Tranche B-1 Term Loan 3.3%, Due 12/13	1,942,429	1,940,876	1,800,631
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1%, Due 12/16	3,000,000	3,007,167	2,415,000
Frontier Drilling USA, Inc.(6) Oil and Gas	Senior Secured Loan — Term B Advance 9.3%, Due 6/13	2,000,000	1,998,652	2,000,000
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	89,634
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	195,377
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	60,000
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(6) Printing and Publishing	Senior Secured Loan — Tranche B Term Loan 2.7%, Due 6/14	2,925,000	2,925,000	2,442,375
HMSC Corporation (aka Swett and Crawford)(6) Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	5,000,000	4,861,123	4,490,000
Huish Detergents Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 10/14	1,000,000	1,000,000	1,000,000
Hunter Fan Company(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 2.7%, Due 4/14	3,723,929	3,605,519	3,239,818
Hunter Fan Company(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	2,550,000

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Infiltrator Systems, Inc.(6) Ecological	Senior Secured Loan — Term Loan 8.5%, Due 9/12	$2,699,907	$2,695,103	$2,699,907
Inmar, Inc.(6) Retail Stores	Senior Secured Loan — Term Loan 2.5%, Due 4/13	3,543,046	3,543,046	3,521,787
International Aluminum Corporation (IAL Acquisition Co.)(6),(9) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 5.0%, Due 3/13	2,973,711	2,973,711	1,987,926
Intrapac Corporation/Corona Holdco(6) Containers, Packaging and Glass	Senior Secured Loan — 1st Lien Term Loan 3.8%, Due 5/12	4,034,281	4,042,948	3,852,738
Intrapac Corporation/Corona Holdco(6) Containers, Packaging and Glass	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 5/13	3,000,000	3,013,753	3,000,000
Jones Stephens Corp.(6) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan 7.8%, Due 9/12	9,541,180	9,526,158	8,491,650
KIK Custom Products Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,060,000
La Paloma Generating Company, LLC(6) Utilities	Junior Secured Loan — Loan (Second Lien) 3.8%, Due 8/13	2,000,000	2,011,080	1,622,000
LBREP/L-Suncal Master I LLC(9) Buildings and Real Estate(4)	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	1,000
LBREP/L-Suncal Master I LLC(6),(9) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan (First Lien) 5.5%, Due 1/10	3,875,156	3,873,404	116,255
LBREP/L-Suncal Master I LLC(6),(9) Buildings and Real Estate(4)	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,500
Legacy Cabinets, Inc.(6),(9) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 6.6%, Due 8/12	2,258,184	2,258,184	537,416
Levlad, LLC & Arbonne International, LLC(6),(9) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.8%, Due 3/14	2,660,729	2,660,729	1,341,007
LN Acquisition Corp. (Lincoln Industrial)(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Initial Term Loan (Second Lien) 6.0%, Due 1/15	2,000,000	2,000,000	1,978,000
MCCI Group Holdings, LLC(6) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 4.3%, Due 12/12	5,754,849	5,743,304	5,622,487
MCCI Group Holdings, LLC(6) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5%, Due 6/13	1,000,000	1,000,000	1,000,000
National Interest Security Company, L.L.C. Aerospace and Defense	Mezzanine Investment — Mezzanine Facility 15.0%, Due 6/13	3,000,000	3,000,000	3,300,000

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
National Interest Security Company, L.L.C. Aerospace and Defense	Junior Secured Loan — Second Lien Term Loan 15.0%, Due 6/13	$1,000,000	$1,000,000	$1,100,000
National Interest Security Company, L.L.C.(6) Aerospace and Defense	Senior Secured Loan — Term Loan — 1st Lien 7.8%, Due 12/12	7,650,000	7,650,000	7,650,000
Northeast Biofuels, LP(6),(9) Farming and Agriculture	Senior Secured Loan — Construction Term Loan 8.8%, Due 6/13	1,382,120	1,383,944	208,369
Northeast Biofuels, LP(6),(9) Farming and Agriculture	Senior Secured Loan — Synthetic LC Term Loan 8.8%, Due 6/13	57,257	57,333	8,632
PAS Technologies Inc. Aerospace and Defense	Senior Secured Loan — Incremental Term Loan Add On 4.3%, Due 6/11	632,022	632,022	632,022
PAS Technologies Inc.(6) Aerospace and Defense	Senior Secured Loan — Term Loan 4.3%, Due 6/11	3,125,000	3,117,290	3,125,000
Pegasus Solutions, Inc.(9),(10) Leisure, Amusement, Motion Pictures, Entertainment	Senior Unsecured Bond — 10.5%, Due 4/15	2,000,000	2,000,000	1,710,000
Pegasus Solutions, Inc.(6) Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Loan — Term Loan 7.8%, Due 4/13	4,863,083	4,863,083	4,863,083
Primus International Inc.(6) Aerospace and Defense	Senior Secured Loan — Term Loan 2.7%, Due 6/12	1,087,032	1,088,240	1,060,944
QA Direct Holdings, LLC(6) Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,540,186	4,509,168	4,540,186
Resco Products, Inc.(6) Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	6,650,000	6,503,858	6,650,000
Rhodes Companies, LLC, The(6),(9) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Term Loan 11.8%, Due 11/10	1,685,674	1,636,741	298,241
Rhodes Companies, LLC, The(6),(9) Buildings and Real Estate(4)	Junior Secured Loan — Second Lien Term Loan 13.0%, Due 11/11	2,013,977	2,019,403	12,720
San Juan Cable, LLC(6) Broadcasting and Entertainment	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/13	3,000,000	2,986,206	2,862,000
Schneller LLC(6) Aerospace and Defense	Senior Secured Loan — Term Loan 3.7%, Due 6/13	4,304,174	4,278,271	4,231,003
Seismic Micro-Technology, Inc. (SMT)(6) Electronics	Senior Secured Loan — Term Loan 3.2%, Due 6/12	838,694	837,545	829,469
Seismic Micro-Technology, Inc. (SMT)(6) Electronics	Senior Secured Loan — Term Loan 3.2%, Due 6/12	1,258,041	1,256,317	1,244,203

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Specialized Technology Resources, Inc.(6) Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	$7,500,000	$7,500,000	$7,500,000
Specialized Technology Resources, Inc.(6) Diversified/Conglomerate Service	Senior Secured Loan — Term Loan (First Lien) 2.7%, Due 6/14	3,563,166	3,563,166	3,563,166
Standard Steel, LLC(6) Cargo Transport	Senior Secured Loan — Delayed Draw Term Loan 8.3%, Due 7/12	738,349	741,143	738,349
Standard Steel, LLC(6) Cargo Transport	Senior Secured Loan — Initial Term Loan 9.0%, Due 7/12	3,663,267	3,677,125	3,663,267
Standard Steel, LLC(6) Cargo Transport	Junior Secured Loan — Loan (Second Lien) 13.8%, Due 7/13	1,750,000	1,756,512	1,750,000
TPF Generation Holdings, LLC(6) Utilities	Junior Secured Loan — Loan (Second Lien) 4.5%, Due 12/14	2,000,000	2,023,571	1,894,000
TUI University, LLC(6) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.2%, Due 10/14	3,590,407	3,465,781	3,590,407
Twin-Star International, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 4.3%, Due 4/13	4,291,879	4,291,879	4,218,917
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B12.5%, Due 12/12	526,500	526,500	526,500
Walker Group Holdings LLC(6) Cargo Transport	Junior Secured Loan — Term Loan B12.8%, Due 12/12	5,000,000	5,000,000	5,000,000
Water PIK, Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Loan (First Lien) 3.5%, Due 6/13	1,243,577	1,238,507	1,243,577
Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	2,000,000	1,938,058	2,000,000
Wesco Aircraft Hardware Corp.(6) Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	4,132,887	4,155,678	4,132,887
WireCo WorldGroup Inc.(10) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	5,000,000	4,829,054	5,100,000
WireCo WorldGroup Inc.(6),(10) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Mezzanine Investment — 11.0%, Due 2/15	10,000,000	10,000,000	10,200,000
Wolf Hollow I, LP(6) Utilities	Senior Secured Loan — Acquisition Term Loan 2.5%, Due 6/12	767,269	761,240	743,484
Wolf Hollow I, LP(6) Utilities	Senior Secured Loan — Synthetic Letter of Credit. 1%, Due 6/12	668,412	663,160	647,691

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Wolf Hollow I, LP(6) Utilities	Senior Secured Loan — Synthetic Revolver Deposit 1.2%, Due 6/12	$167,103	$165,790	$161,923
Wolf Hollow I, LP(6) Utilities	Junior Secured Loan — Term Loan (Second Lien) 4.8%, Due 12/12	2,683,177	2,686,492	2,591,949
X-Rite, Incorporated(6) Electronics	Junior Secured Loan — Loan (Second Lien) 14.4%, Due 10/13	649,162	649,162	649,162
X-Rite, Incorporated(6) Electronics	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 10/12	581,049	579,404	569,430
Total Investment in Debt Securities (139% of net asset value at fair value)		$344,924,114	$342,056,023	$297,356,529

Equity Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Cost	Value(2)
Aerostructures Holdings L.P.(7) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$350,280
Aerostructures Holdings L.P.(7) Aerospace and Defense	Series A Preferred Interests	1.2%	160,361	202,396
Coastal Concrete Holding II, LLC(7) Buildings and Real Estate(4)	Class A Units	10.8%	8,625,625	568,570
eInstruction Acquisition, LLC(7) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,456,000
FP WRCA Coinvestment Fund VII, Ltd.(3),(7) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	15,000	1,500,000	2,136,000
Total Investment in Equity Securities (2% of net asset value at fair value)			$12,365,603	$4,713,246

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Grant Grove CLO, Ltd.(3),(10),(11)	Subordinated Securities	22.2%	$4,715,858	$2,780,000
Katonah III, Ltd.(3),(10)	Preferred Shares	23.1%	4,500,000	950,000
Katonah IV, Ltd.(3),(10),(11)	Preferred Shares	17.1%	3,150,000	290,000
Katonah V, Ltd.(3),(10),(11)	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.(3),(8),(10),(11)	Subordinated Securities	16.4%	4,500,000	1,840,000
Katonah VIII CLO Ltd(3),(8),(10),(11)	Subordinated Securities	10.3%	3,400,000	1,760,000
Katonah IX CLO Ltd(3),(8),(10),(11)	Preferred Shares	6.9%	2,000,000	1,560,000
Katonah X CLO Ltd(3),(8),(10)	Subordinated Securities	33.3%	11,589,830	8,280,000
Katonah 2007-I CLO Ltd.(3),(8),(10)	Preferred Shares	100.0%	29,940,867	27,100,000
Total Investment in CLO Equity Securities			$67,116,555	$44,561,000

See accompanying notes to financial statements.

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Katonah 2007-I CLO Ltd.(3),(8),(10)	Class B-2L Notes Par Value of $10,500,000 5.3%, Due 4/22	100.0%	$1,078,494	$4,410,000
Total Investment in CLO Rated-Note			$1,078,494	$4,410,000
Total Investment in CLO Fund Securities (23% of net asset value at fair value)			$68,195,049	$48,971,000

Asset Manager Affiliate

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Value(2)
Katonah Debt Advisors, L.L.C.	Membership Interests	100%	$40,751,511	$58,064,720
Total Investment in Asset Manager Affiliate (27% of net asset value at fair value)			$40,751,511	$58,064,720

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par/Cost	Value(2)
JP Morgan Asset Account	Time Deposit	0.07%	126	126
Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$126	$126
Total Investments(5) (191% of net asset value at fair value)			$463,368,313	$409,105,621

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2009.
(2)	Reflects the fair market value of all existing investments as of December 31, 2009, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.
(5)	The aggregate cost of investments for federal income tax purposes is approximately $463 million. The aggregate gross unrealized appreciation is approximately $24 million and the aggregate gross unrealized depreciation is approximately $78 million.
(6)	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
(7)	Non-income producing.
(8)	An affiliate CLO Fund managed by Katonah Debt Advisors L.L.C. or its affiliate.
(9)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(11)	As of December 31, 2009, these CLO Fund securities were not providing a dividend distribution.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS

($ per share)

	For the Years Ended December 31,
	2010	2009	2008
Per Share Data:
Net asset value, at beginning of period	$9.56	$9.03	$14.38
Net income (loss)
Net investment income(1)	0.53	0.83	1.50
Net realized losses(1)	(0.79)	(0.71)	(0.03)
Net change in unrealized appreciation/depreciation on investments(1)	(0.54)	1.19	(6.80)
Net income	(0.80)	1.31	(5.33)
Net decrease in net assets resulting from distributions
From net investment income	(0.52)	(0.84)	(1.43)
In excess of net investment income	(0.14)	(0.08)	(0.01)
Net decrease in net assets resulting from distributions	(0.66)	(0.92)	(1.44)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	—	—	1.26
Issuance of common stock under dividend reinvestment plan	0.07	0.10	0.12
Stock based compensation expense	0.04	0.04	0.04
Net increase in net assets relating to stock-based transactions	0.11	0.14	1.42
Net asset value, end of period	$8.21	$9.56	$9.03
Total net asset value return(2)	(7.1)%	16.0%	(27.2)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$4.56	$3.64	$12.00
Per share market value at end of period	$6.97	$4.56	$3.64
Total market return(3)	67.6%	50.5%	(57.7)%
Shares outstanding at end of period	22,767,130	22,363,281	21,771,186
Net assets at end of period	$186,925,667	$213,895,724	$196,566,018
Portfolio turnover rate	3.4%	3.2%	14.4%
Average debt outstanding	$154,952,070	$236,184,703	$248,300,441
Average debt outstanding per share	$6.81	$10.56	$11.41
Asset coverage ratio	315%	198%	175%
Ratio of net investment income to average net assets	5.8%	8.7%	12.0%
Ratio of total expenses to average net assets	8.5%	7.4%	7.2%
Ratio of interest expense to average net assets	3.4%	4.4%	4.3%
Ratio of non-interest expenses to average net assets	5.0%	3.0%	3.0%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
(3)	Total market return equals the change in the ending market price over the beginning of period price per share plus dividends, divided by the beginning price.

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (collectively with its affiliates, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of December 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of assets under management.

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

The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, the Company generally will not have to pay corporate-level taxes on any income that it distributes in a timely manner to its stockholders.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 39% of its portfolio at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of December 31, 2010, the Board of Directors engaged VRC to review the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. VRC concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly. The Board of Directors may engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s valuation processes.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Restricted Cash.  Restricted cash consisted mostly of cash held in an operating account pursuant to the Company’s secured credit facility agreement with its lender.

Time Deposits and Money Market Accounts.  Time deposits primarily represent overnight Eurodollar investments of cash held in non-demand deposit accounts. Such time deposits were partially restricted under terms of the secured credit facility. The money market account contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2010, five issuers representing 4.1% of total investments at fair value were considered in default.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Capital Structuring Service Fees.  The Company may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognizes prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. At December 31, 2010, there was an unamortized debt issuance cost of approximately $23,000 included in other assets in the accompanying balance sheet. Amortization expense for the year ended December 31, 2010 and 2009 was approximately $596,000 and $825,000, respectively.

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

Recent Accounting Pronouncements

Improved Disclosures Regarding Fair Value Measurements.  In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels I and II, and activity in Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level III disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

quarter. The adoption of this disclosure-only guidance is included in Note 4 “— Investments” and did not have a material impact on the Company’s financial results.

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

3. EARNINGS (LOSSES) PER SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2010, 2009, and 2008:

	For the Years ended December 31,
	2010	2009	2008
Net increase (decrease) in net assets from operations	$(14,288,677)	$34,403,269	$(63,283,408)
Net increase (decrease) in net assets allocated to non-vested share awards	—	(482,332)	—
Net increase (decrease) in net assets available to common stockholders	(14,288,677)	33,920,937	(63,283,408)
Weighted average number of common shares outstanding for basic shares computation	22,283,088	22,105,800	20,455,322
Effect of dilutive securities – stock options	—	—	—
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	22,283,088	22,105,800	20,455,322
Basic and diluted net increase (decrease) in net assets per common shares:
Net increase (decrease) in net assets from operations	(0.63)	1.53	(3.09)
Net increase (decrease) in net assets allocated to non-vested share awards	—	0.03	—

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The following table shows the Company’s portfolio by security type at December 31, 2010 and December 31, 2009:

	December 31, 2010			December 31, 2009
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Time Deposits	$720,225	$720,225	—%	$126	$126	—%
Money Market Account	210,311	210,311	—	—	—	—
Senior Secured Loan	34,183,551	22,001,256	12	179,425,767	159,075,586	74
Junior Secured Loan	76,896,867	63,944,003	34	129,016,237	114,920,499	54
Mezzanine Investment	10,744,496	250,000	—	28,606,852	19,235,444	9
Senior Subordinated Bond	4,320,596	4,490,709	3	3,007,167	2,415,000	1
Senior Unsecured Bond	—	—	—	2,000,000	1,710,000	1
CLO Fund Securities	68,280,200	53,031,000	28	68,195,049	48,971,000	23
Equity Securities	13,232,266	4,437,871	3	12,365,603	4,713,246	2
Preferred	650,961	607,921	—	—	—	—
Affiliate Asset Managers	44,532,329	41,493,000	22	40,751,511	58,064,720	27
Total	$253,771,802	$191,186,296	102%	$463,368,312	$409,105,621	191%

(1)	Calculated as a percentage of net asset value

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The unaudited industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2010 and December 31, 2009, were as follows:

	December 31, 2010			December 31, 2009
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$6,499,518	$5,613,844	3%	$33,652,058	$33,416,670	16%
Asset Management Companies(2)	44,532,329	41,493,000	22	40,751,511	58,064,720	27
Automobile	—	—	—	1,940,876	1,800,631	1
Broadcasting and Entertainment	—	—	—	2,986,206	2,862,000	1
Buildings and Real Estate(3)	32,845,509	6,923,964	4	36,498,537	9,840,946	5
Cargo Transport	4,940,182	4,940,182	3	13,389,865	13,359,403	6
Chemicals, Plastics and Rubber	—	—	—	3,970,688	4,000,000	2
CLO Fund Securities	68,280,200	53,031,000	28	68,195,049	48,971,000	23
Containers, Packaging and Glass	3,009,682	3,000,000	2	7,056,701	6,852,738	3
Diversified/Conglomerate Manufacturing	—	—	—	4,046,728	4,042,346	2
Diversified/Conglomerate Service	10,384,036	8,345,287	4	15,382,035	14,350,438	7
Ecological	—	—	—	2,695,103	2,699,907	1
Electronics	3,006,137	3,176,250	2	14,874,472	14,407,265	7
Farming and Agriculture	—	—	—	1,441,277	217,001	—
Finance	—	—	—	5,460,445	5,372,881	3
Healthcare, Education and Childcare	15,113,551	15,037,936	8	41,647,084	42,177,498	20
Home and Office Furnishings, Housewares, and Durable Consumer Goods	9,654,903	8,804,450	5	20,694,006	18,080,134	8
Hotels, Motels, Inns and Gaming	—	—	—	3,438,128	3,171,363	1
Insurance	4,890,322	4,049,000	2	4,861,123	4,490,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,114,458	1,983,619	1	14,572,761	14,227,907	7
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,477,696	3,864,600	2	33,015,472	31,956,312	15
Mining, Steel, Iron and Non-Precious Metals	14,381,863	14,430,312	8	13,861,498	13,021,854	6
Oil and Gas	—	—	—	5,998,652	6,000,000	3
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,435,000	2	14,424,931	9,146,146	4
Personal, Food and Miscellaneous Services	14,730,350	4,090,000	2	14,759,522	4,559,444	2
Printing and Publishing	5,980,529	5,669,716	3	23,867,184	23,506,057	11
Retail Stores	—	—	—	3,543,046	3,521,787	2
Time Deposits and Money Market Account	930,537	930,536	—	126	126	—
Utilities	4,000,000	2,367,600	1	16,343,228	14,989,047	6
Total	$253,771,802	$191,186,296	102%	$463,368,312	$409,105,621	191%

(1)	Calculated as a percentage of net asset value.
(2)	Represents Katonah Debt Advisors and related asset manager affiliates.
(3)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2010 and December 31, 2009, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

At December 31, 2010 and December 31, 2009, approximately 29% and 12% of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 28% and 12% of its portfolio on such dates), respectively. At December 31, 2010, no foreign assets were in U.S. dollar denominated over-night time Eurodollar deposits which revert to cash each business morning.

At December 31, 2010 and December 31, 2009, the Company’s ten largest portfolio companies represented approximately 65% and 37%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned asset manager affiliate, represented 22% and 14% of the total fair value of the Company’s investments at December 31, 2010 and December 31, 2009, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 30% and 19% of the total fair value of the Company’s investments at December 31, 2010 and December 31, 2009, respectively.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of December 31, 2010 and December 31, 2009, the Company had approximately $45 million and $45 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2010 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $22 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2009, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $23 million.

In May, 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). The Company purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of December 31, 2010 were approximately $8 million, $1 million, and $7 million, respectively, and at December 31, 2009, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $4 million, $1 million, and $3 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and are making their required quarterly distributions.

Fair Value Measurements

The Company follows the provisions of Fair Value Measurements and Disclosures, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard (see Note 2, “Significant Accounting Policies — Investments”).

Fair Value Measurements and Disclosures establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I — Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by Fair Value Measurements and Disclosures, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid corporate loans and bonds and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.

Level III — Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of December 31, 2010 (unaudited) and December 31, 2009, respectively:

	As of December, 31 2010
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$930,536	$—	$930,536
Debt securities	—	—	91,042,928	91,042,928
CLO fund securities	—	—	53,031,000	53,031,000
Equity securities	—	—	4,688,832	4,688,832
Asset manager affiliate	—	—	41,493,000	41,493,000

	As of December 31, 2009
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$126	$—	$126
Debt securities	—	—	297,356,529	297,356,529
CLO fund securities	—	—	48,971,000	48,971,000
Equity securities	—	—	4,713,246	4,713,246
Asset manager affiliate	—	—	58,064,720	58,064,720

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

The Company engaged VRC, an independent valuation firm, to provide third-party valuation estimates for approximately 39% of its portfolio at fair value as of December 31, 2009. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. Though the Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of December 31, 2010, the Board of Directors engaged VRC to review the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. VRC concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly. The Board of Directors may engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s valuation processes.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Year Ended December 31, 2010
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Transfers out of Level III	—	—	—	—	—
Net accretion of discount	381,677	85,149	—	—	466,826
Purchases (sales), net	(198,838,948)	—	1,927,366	3,780,817	(193,130,765)
Total loss realized and unrealized included in earnings	(7,856,330)	3,974,851	(1,951,780)	(20,352,537)	(26,185,796)
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$9,196,912	3,974,851	(1,142,038)	(20,352,537)	(8,322,812)

	Year Ended December 31, 2009
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2008	$353,859,007	$34,640,000	$5,087,512	$54,734,812	$448,321,331
Transfers out of Level III	—	—	—	—	—
Net accretion of discount	964,724	742,204	—	—	1,706,928
Purchases (sales), net	(70,717,418)	1,076,250	8,625,625	4,018,309	(56,997,234)
Total loss realized and unrealized included in earnings	13,250,216	12,512,546	(8,999,891)	(688,401)	16,074,470
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$25,300,586	$12,512,546	$(7,485,064)	$1,526,668	$31,854,736

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Katonah Debt Advisors is a wholly-owned portfolio company. Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At December 31, 2010, Katonah Debt Advisors had approximately $2.1 billion of par value of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $42 million.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components — a senior management fee and a subordinated management fee. At December 31, 2010, Katonah Debt Advisors continued to receive all senior management fees payable by the CLO Funds managed by it.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

5. AFFILIATE ASSET MANAGERS  – (continued)

During 2009, certain CLO funds managed by Katonah Debt Advisors were restricted from currently paying their subordinated management fees as a result of the failure by those CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. At such time, those subordinated management fees continued to be accrued by the applicable CLO Fund to become payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants. During the year ended December 31, 2010, all those CLO Funds which deferred payment of their subordinated management fees regained compliance with all applicable covenants in order to pay current subordinated management fees as well as a portion of previously accrued subordinated management fees. During the year ended December 31, 2010, approximately $5 million of deferred subordinated management fees have been paid. Currently, all CLO Funds managed by Katonah Debt Advisors are paying both their senior and subordinated management fees on a current basis.

In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. As a result of the acquisition, approximately $60 million of fee paying assets under management were integrated into the Katonah Debt Advisors asset management platform. In connection with the acquisition, Katonah Debt Advisors entered into employment agreements with three Scott’s Cove investment professionals, and expects these individuals will assist in structuring, raising and investing new funds to be managed by Katonah Debt Advisors. As of December 31, 2010, Scott’s Cove had approximately $161 million of assets under management.

On February 4, 2011, Katonah Debt Advisors entered to an Asset Purchase Agreement with a third-party buyer controlled by a former Katonah Debt Advisors employee to sell substantially all of the Katonah Scott’s Cove Management LLC assets for a purchase price of $25,000. The transaction closed on February 28, 2011. At closing, Katonah Debt Advisors and the buyer entered into a Services Agreement, pursuant to which the buyer paid to Katonah Debt Advisors $225,000 for certain transitional services to be provided by Katonah Debt Advisors (including access to office space, secretarial services and information technology support) and agreed to pay an additional amount of $75,000 on each of the first and second anniversaries of the closing date (subject to, in the case of the first payment, deferment for up to one year under certain circumstances). Katonah Debt Advisors’ obligation to provide transitional services under the Services Agreement will continue through June 30, 2011, unless the agreement is earlier terminated by the buyer in accordance with its terms. At closing, Katonah Debt Advisors and the employees that formerly managed the Katonah Scott’s Cove Management LLC assets also entered into employee termination agreements, whereby they agreed to terminate their employment with Katonah Debt Advisors and to relinquish all claims against Katonah Debt Advisors or its affiliates. At December 31, 2010, Katonah Scott’s Cove Management LLC had approximately $161 million of assets under management.

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager. For the year ended December 31, 2010, Katonah Debt Advisors had approximately $1 million of pre-tax net income and made distributions of $4.5 million to the Company, a portion of which represented undistributed earnings from prior years. For the year ended December 31, 2009, Katonah Debt Advisors earned approximately $2 million of pre-tax net income and made no distributions to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

5. AFFILIATE ASSET MANAGERS  – (continued)

As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is primarily based on an analysis of both a percentage of its assets under management and Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology. For the year ended December 31, 2010 Katonah Debt Advisors had a decrease in fair value of approximately $20 million. The decrease in the fair value of Katonah Debt Advisors is due to the receipt of approximately $5 million of previously accrued subordinate management fees during the year, the disposition of one of its affiliates, and current market conditions.

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

At December 31, 2010 there were no intercompany balances with our affiliates, and at December 31, 2009 a net amount due from affiliates totaled approximately $44,000.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2010	As of December 31, 2009
Secured credit facility, due February 28, 2011(1)	$86,746,582	$218,050,363

(1)	February 28, 2011 was the maturity date as established by a Forbearance and Settlement Agreement dated September 20, 2010

On February 14, 2007, the Company entered into an arrangement under which the Company may obtain up to $200 million in financing (the “Facility”). On October 1, 2007, the Company amended the Facility to increase the Company’s borrowing capacity from $200 million to $275 million, extend the maturity date from February 12, 2012 to October 1, 2012 and increase the interest spread charged on outstanding borrowings by 15 basis points to 0.85%. The interest rate is based on prevailing commercial paper rates plus 0.85% or, if the commercial paper market is at any time unavailable, prevailing LIBOR rates plus an applicable spread. Interest is payable monthly. As a result of the assertion of BMO Capital Markets Corp., as the agent (the “Agent”), that a Termination Event occurred under the LFSA, for the period June 2009 through

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

September 2010, interest under the LFSA had been calculated at a higher default rate (equal to 0.85% above the prime rate plus 0.75%). As of January 31, 2011, the Company repaid in full the outstanding balance of the facility and has no debt outstanding.

Fair Value of Debt.  The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $87 million and $220 million at December 31, 2010 and December 31, 2009, respectively. At December 31, 2010 the fair value of the Company’s debt was determined as the current outstanding balance due to its near-term maturity and at December 31, 2009, fair value of the Company’s debt was determined based on market interest rates for similar instruments as of such balance sheet date.

Prior to the payoff of the Company’s outstanding indebtedness on January 31, 2011, the Company’s borrowings were through a secured financing facility (the “Facility”). In connection with the Facility, the Company was a party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among the Company, as the servicer, the Company’s wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other Lender Parties and other parties thereto (the “Lender Parties”). The LFSA was modified on September 20, 2010 pursuant to a Forbearance and Settlement Agreement (the “Settlement Agreement”) with the Agent and Lender Parties, pursuant to which we and the Agent and the Lender Parties agreed to settle all outstanding claims thereunder and in connection with litigation previously initiated by the Company against the Agent and the other Lender Parties.

Prior to entering into the Settlement Agreement, the interest on outstanding amounts under the Facility accrued at a rate equal to 0.85% above the prime rate plus 0.75%, or approximately 4.9%, and the Company had been paying interest at such rate under protest. Under the terms of the Settlement Agreement, commencing on September 10, 2010, the advances under the Facility accrued interest at the rate provided for under the LFSA prior to the occurrence of a termination event, equal to 0.85% above the prevailing commercial paper rate, or 1.2% as of such date. Under the terms of the Settlement Agreement, the Company calculated the advances outstanding under the Facility after consideration of amortization and pre-payments in the next scheduled distribution to the lenders. As of December 31, 2010, the Company’s advances outstanding, calculated in accordance with the Settlement Agreement, were approximately $87 million. Under the Settlement Agreement, the Company was also obligated to maintain an overcollateralization ratio of at least 115%. As of December 31, 2010, the Company’s overcollateralization ratio was 177%. As a BDC, the Company is limited in the amount of leverage it can incur and is required to meet a coverage ratio of total asset to total senior securities of at least 200% before incurring new debt. As of December 31, 2010, the Company’s asset coverage ratio was 315%. The Company was in compliance with all covenants and terms set forth in the Settlement Agreement at December 31, 2010.

On January 31, 2011, the Company repaid in full the outstanding balance under the Facility in advance of the scheduled forbearance date of February 28, 2011. As a result, the Company has no outstanding indebtedness and the Lender Parties released to the Company approximately $73 million of collateral previously securing the Facility and had also paid a $2 million cash settlement to the Company. In order to pay off the Facility, the Company utilized proceeds received from the paydown, amortization or sale of portfolio loan investments totaling approximately $133 million together with available cash.

The weighted average daily debt balance for the years ended December 31, 2010 and 2009 was approximately $105 million and $222 million, respectively. As of December 31, 2010, the Company had restricted cash and time deposit balances of approximately $67 million which it maintained in accordance with the terms of the Facility.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The following reconciles net decrease in shareholders’ equity resulting from operations to taxable income for the year ended December 31, 2010:

	Year Ended December 31,
	2010	2009
Net increase (decrease) in stockholders’ equity resulting from operations	$(14,288,677)	$34,403,270
Net change in unrealized (appreciation) depreciation from investments	8,322,812	(31,854,736)
Excess capital losses over capital gains	17,862,984	15,782,121
Income not on GAAP books currently taxable	241,110	2,859,846
Income not currently taxable	(76,990)	(812,945)
Expenses not currently deductible	347,883	658,834
Expenses not on GAAP books currently deductible	(3,978)	(1,166,682)
Taxable income before deductions for distributions	$12,405,144	$19,869,708
Taxable income before deductions for distributions per weighted average shares for the period	$0.55	$0.91

Taxable income differs from net increase (decrease) in stockholders’ equity resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) amortization of discount on CLO Fund Securities; (3) amortization of organizational costs; (4) non-deductible expenses; (5) stock compensation expense that is not currently deductible for tax purposes; (6) excess of capital losses over capital gains; and (7) recognition of interest income on certain loans.

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The tax character of distributions paid during the years ended December 31, 2010, 2009, and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
Distributions paid from:
Ordinary income	$12,405,144	$19,869,708	$26,920,884
	12,405,144	19,869,708	26,920,884
Return of Capital	2,817,067	333,017	2,702,761
	$15,222,211	$20,202,725	$29,623,645

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAX INCOME  – (continued)

As of December 31, 2010 and 2009, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2010	2009
Distributable ordinary income	$818,664	$1,326,380
Capital loss carryforward	(32,024,811)	(14,161,827)
Net unrealized depreciation	(62,585,504)	(54,262,692)

At December 31, 2010, the Company had a net capital loss carryforward of $32 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both December 31, 2010 and December 31, 2009, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $1 million had been funded as of December 31, 2010 and $640,000 had been funded as of December 31, 2009.

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

In addition, the Company and certain directors and officers were also named as defendants in a derivative action filed on March 2, 2010 in the Supreme Court of New York, County of New York. The complaint in this action purported to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On October 20, 2010, the court dismissed the complaint, and found, among other things, that the plaintiff had not alleged that any of the Company’s directors “‘knowingly’ misrepresented or permitted others to misrepresent KCAP’s financial condition,” or that the directors were confronted with “red flags” sufficient to put them on notice of potential problems with KCAP’s investment

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES  – (continued)

valuations so as to excuse plaintiff’s requirement under Delaware law to make a demand on KCAP’s board before filing suit. On January 12, 2011, the court entered the final judgment dismissing the complaint and the plaintiff has subsequently filed a notice of appeal.

9. STOCKHOLDERS’ EQUITY

On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. During the year ended December 31, 2010 and December 31, 2009, the Company issued 301,663 and 501,873 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2010, the Company issued 103,519 shares of restricted stock for which 4,667 shares were forfeited and 64,667 shares were converted to common stock during the year due to vesting. The total number of shares issued and outstanding as of December 31, 2010 was and 22,767,130, respectively and shares issued and outstanding as of December 31, 2009 was 22,363,281.

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

Stock Options

During the years ended December 31, 2008, December 31, 2009, and December 31, 2010, 20,000 options per year were granted to non-employee directors as partial annual compensation for their services as director. Each of these annual options grants have a vesting period by which 50% of such options vest on the grant date and 50% vest on the first grant date anniversary. The exercise price of these grants and other characteristics of these grants are as follows:

Options granted for the year ended:	Exercise Price	Exercise Period (years)	Risk Free Rate	Volatility Rate	Weighted Average Grant Date Fair Value per Share
December 31, 2008	$11.97	10	4.6%	28%	$1.50
December 31, 2009	$4.93	10	4.3%	41%	$0.90
December 31, 2010	$4.83	10	3.1%	59%	$1.46

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2008 through December 31, 2010 is as follows:

Options Outstanding as of:	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value per Share
January 1, 2008	1,315,000	$15.52
Granted	20,000	$11.97			$1.50
Exercised	—	$—
Forfeited	(1,315,000)	$—			$1.58
December 31, 2008	20,000	$11.97
Granted	20,000	$4.93			$0.90
Exercised	—	$—
Forfeited	—	$—
December 31, 2009	40,000	$8.45
Granted	20,000	4.83			$1.46
Exercised	—	—
Forfeited	—	—
December 31, 2010	60,000	$7.24	8.5	$—
Total vested at December 31, 2010	50,000	7.73	8.3

(1)	Represents the difference between the market value of shares of the Company upon exercise of the options at December 31, 2010 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the year ended December 31, 2010, the Company recognized non-cash compensation expense related to stock options of approximately $25,000. For the year ended December 31, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $21,000. For the year ended December 31, 2008, non-cash compensation expense related to stock options was approximately $329,000; of this amount approximately $260,000 was expensed at the Company and approximately $69,000 was a reimbursable expense allocated to Katonah Debt Advisors. At December 31, 2010, the Company had approximately $8,000 of remaining compensation cost related to unvested stock-based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 0.5 years.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company’s common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of December 31, 2010, 191,333 of such shares were vested and converted to common shares, and 47,666 of such shares had yet to vest. The remaining 20,001 shares have been forfeited.

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2008 through December 31, 2010 is as follows:

Non-Vested Shares Outstanding as of:	Non-Vested Restricted Shares	Weighted Average Price per Share	Weighted Average Contractual Remaining Term (years)
January 1, 2008	—	$—
Granted	359,250	$10.89
Vested	(3,000)	$10.29
Forfeited	(16,667)	$9.41
December 31, 2008	339,583	$10.83
Granted	84,889	$5.89
Vested	(122,333)	$10.37
Forfeited	—	$—
December 31, 2009	302,139	$9.63
Granted	103,519	$4.83
Vested	(64,667)	$10.39
Forfeited	(4,667)	$9.82
December 31, 2010	336,324	$8.01	2.3
Total non-vested shares at December 31, 2010	336,324	$8.01	2.3

The Company determines the cost of restricted stock as the closing price of the Company’s stock on the date of grant and amortizes such cost over the vesting period. For the year ended December 31, 2010, non-cash compensation expense related to restricted stock was approximately $894,000 of this amount approximately $654,000 was expensed at the Company and approximately $240,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the year ended December 31, 2009, non-cash compensation expense related to restricted stock was approximately $890,000 of this amount approximately $609,000 was expensed at the Company and approximately $281,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the year ended December 31, 2008, non-cash compensation expense related to restricted stock was approximately $559,000; of this amount approximately $463,000 was expensed at the Company and approximately $96,000 was a reimbursable expense allocated to Katonah Debt Advisors. Dividends are paid on all issued shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2010, the Company had approximately $1 million of compensation cost related to unvested restricted stock based awards, the cost for which is expected to be recognized by the Company over a weighted average period of 2.3 years.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the years ended December 31, 2010 and 2009, the Company made contributions to the 401K Plan of approximately $29,000 and $28,000, respectively.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2010 and 2009, the Company made no contributions to the Profit-Sharing Plan.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Total interest and related portfolio income	$6,963,826	$7,382,805	$8,091,217	$6,916,015
Net investment income and realized gains	$306,353	$(5,136,467)	$784,510	$(1,920,261)
Net increase (decrease) in net assets resulting from operations	$1,594,909	$(5,690,916)	$(3,319,312)	$(6,873,359)
Net increase (decrease) in net assets resulting from operations per share – basic	$0.07	$(0.26)	$(0.15)	$(0.31)
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.07	$(0.26)	$(0.15)	$(0.31)
Net investment income and realized gains per share – basic	$0.01	$(0.23)	$0.04	$(0.09)
Net investment income and realized gains per share – diluted	$0.01	$(0.23)	$0.04	$(0.09)

	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Total interest and related portfolio income	$9,452,254	$8,819,471	$8,244,845	$7,379,981
Net investment income and realized gains	$4,446,251	$2,633,818	$(292,418)	$(4,239,118)
Net increase (decrease) in net assets resulting from operations	$8,895,499	$12,982,360	$10,665,810	$1,859,600
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.41	$0.60	$0.48	$0.08
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.41	$0.59	$0.48	$0.08
Net investment income and realized gains per share – basic and diluted	$0.20	$0.12	$(0.01)	$(0.19)
Net investment income and realized gains per share – diluted	$0.20	$0.12	$(0.01)	$(0.19)

14. SUBSEQUENT EVENTS

None, other than those noted above.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of Kohlberg Capital Corporation (the “Company”).(1)
3.2	Form of Bylaws of the Company.(2)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(1)
4.2	Form of Registration Rights Agreement.(3)
4.3	Form of Dividend Reinvestment Plan.(3)
10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(9)*
10.2	Form of Company Non-Qualified Stock Option Certificate.(3)*
10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.(3)
10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, L.L.C.(1)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(3)
10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(3)*
10.7	Form of Employment Agreement between the Company and Michael I. Wirth.(3)*
10.8	Form of Employment Agreement between the Company and R. Jon Corless.(3)*
10.9	Form of Employment Agreement between the Company and E.A. Kratzman.(3)*
10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.(3)*
10.11	Letter Agreement, dated December 10, 2010, between the Company and John M. Stack.*
10.12	Consulting Agreement, dated December 10, 2010, between Katonah Debt Advisors, L.L.C. and John M. Stack.*
10.13	Form of Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan.*
10.14	Form of Indemnification Agreement for Officers and Directors of the Company.(4)
10.15	Execution Copy of Loan Funding and Servicing Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I, Kohlberg Capital Corporation, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Services, and U.S. Bank National Association, as Trustee.(5)
10.16	Execution Copy of First Amendment to Loan Funding and Servicing Agreement, dated as of May 30, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(6)
10.17	Execution Copy of Second Amendment to Loan Funding and Servicing Agreement, dated as of October 1, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(6)

Exhibit Number	Description
10.17	Execution Copy of Third Amendment to Loan Funding and Servicing Agreement, dated as of November 21, 2007, by and among Kohlberg Capital Funding LLC I, the Company, each of the conduit lenders and institutional lenders from time to time party thereto, each of the lender agents from time to time party thereto, BMO Capital Markets Corp., as the Agent, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, and U.S. Bank National Association, as Trustee.(8)
10.18	Execution Copy of Purchase and Sale Agreement dated as of February 14, 2007, by and among Kohlberg Capital Funding LLC I and the Company.(7)
10.19	Forebearance and Settlement Agreement, dated as of September 20, 2010, by and among the Company, BMO Capital Markets Corp. and the other lender parties thereto.(11)
10.20	Form of 2008 Non-Employee Director Plan.(10)*
21.1	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(2)	Incorporated by reference to the exhibit included on Form N-2, as filed on March 16, 2007 (File No. 333-141382).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(4)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(5)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 29, 2007 (File No. 814-00735).
(6)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 18, 2007 (File No. 333-146190).
(7)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on February 16, 2007 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, as filed on March 14, 2008 (File No. 814-00735).
(9)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(10)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on June 30, 2008 (File No. 333-151268).
(11)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on November 8, 2010 (File No. 333-814-00735).
*	Indicates a management contract or compensatory plan, contract or agreement.