Form 10-Q
period 2011-03-31
Kohlberg Capital CORP
filed 2011-05-09
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of common stock of the registrant as of May 6, 2011 was 22,837,172.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of March 31, 2011	As of December 31, 2010
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2011 - $168,132; 2010 - $720,225)	$168,132	$720,225
Money market account (cost: 2011 - $169,858; 2010 - $210,311)	169,858	210,311
Debt securities (cost: 2011 - $121,272,490; 2010 - $126,545,510)	88,439,163	91,042,928
CLO fund securities managed by non-affiliates (cost: 2011 - $15,692,113; 2010 - $15,690,982)	6,261,000	4,921,000
CLO fund securities managed by affiliate (cost: 2011 - $52,608,476; 2010 - $52,589,217)	49,720,000	48,110,000
Equity securities (cost: 2011 - $16,199,845; 2010 - $13,483,227)	7,388,465	4,688,832
Asset manager affiliates (cost: 2011 - $44,393,453; 2010 - $44,532,329)	42,196,000	41,493,000
Total Investments at fair value	194,342,618	191,186,296
Cash	70,747,215	10,175,488
Restricted cash	—	67,023,170
Interest and dividends receivable	2,517,467	2,574,115
Receivable for open trades	—	7,681,536
Accounts Receivable	848,207	851,020
Other assets	2,562,267	331,061

Total assets	$271,017,774	$279,822,686

LIABILITIES
Borrowings	$—	$86,746,582
Senior Convertible Notes	60,000,000	—
Payable for open trades	12,033,703	—
Accounts payable and accrued expenses	1,936,600	2,337,767
Dividend payable	—	3,812,670

Total liabilities	$73,970,303	$92,897,019

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,803,233 and 22,767,130 common shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	$224,692	$224,274
Capital in excess of par value	283,310,777	282,794,025
Accumulated undistributed net investment income	5,826,266	818,664
Accumulated net realized losses	(36,152,515)	(34,325,792)
Net unrealized depreciation on investments	(56,161,749)	(62,585,504)
Total stockholders' equity	$197,047,471	$186,925,667

Total liabilities and stockholders' equity	$271,017,774	$279,822,686

NET ASSET VALUE PER COMMON SHARE	$8.64	$8.21

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Investment Income:
Interest from investments in debt securities	$1,968,906	$4,782,363
Interest from cash and time deposits	5,837	6,083
Dividends from investments in CLO fund securities managed by non-affiliates	521,151	348,874
Dividends from investments in CLO fund securities managed by affiliate	2,849,519	1,811,894
Capital structuring service fees	1,248	14,612
Other Income	2,000,000	—
Total investment income	7,346,661	6,963,826
Expenses:
Interest and amortization of debt issuance costs	297,460	2,696,351
Compensation	841,442	787,691
Professional fees	769,965	508,518
Insurance	117,577	102,318
Administrative and other	312,615	290,454
Total expenses	2,339,059	4,385,332
Net Investment Income	5,007,602	2,578,494
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(1,826,723)	(2,272,141)
Net change in unrealized appreciation (depreciation) on:
Debt securities	2,669,255	3,668,958
Equity securities	(16,985)	10,414
CLO fund securities managed by affiliate	1,590,741	2,050,333
CLO fund securities managed by non-affiliate	1,338,869	639,054
Affiliate asset manager investments	841,875	(5,080,203)
Net realized and unrealized appreciation (depreciation) on investments	4,597,032	(983,585)
Net Increase In Net Assets Resulting From Operations	$9,604,634	$1,594,909
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.42	$0.07
Diluted:	$0.40	$0.07
Net Investment Income Per Common Share:
Basic:	$0.22	$0.11
Diluted:	$0.21	$0.11
Weighted Average Shares of Common Stock Outstanding—Basic	22,791,242	22,445,457
Weighted Average Shares of Common Stock Outstanding—Diluted	23,987,407	22,445,457

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31,
	2011	2010

Operations:
Net investment income	$5,007,602	$2,578,494
Net realized loss from investment transactions	(1,826,723)	(2,272,141)
Net change in unrealized appreciation (depreciation) on investments	6,423,755	1,288,556
Net increase in net assets resulting from operations	9,604,634	1,594,909

Capital transactions:
Issuance of common stock for dividend reinvestment plan	294,904	499,779
Stock based compensation	222,266	220,397
Net increase in net assets resulting from capital transactions	517,170	720,176

Net assets at beginning of period	186,925,667	213,895,723

Net assets at end of period (including undistributed net investment income of $5,826,266 in 2011 and accumulated distributions in excess of net investment income of $3,904,874 in 2010)	$197,047,471	$216,210,808

Net asset value per common share	$8.64	$9.62
Common shares outstanding at end of period	22,803,233	22,475,339

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$9,604,634	$1,594,909
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operations:
Net realized losses on investment transactions	1,826,723	2,272,141
Net change in unrealized appreciation on investments	(6,423,755)	(1,288,556)
Net accretion of discount on securities and loans	(45,127)	(142,555)
Amortization of debt issuance cost	22,908	206,174
Amortization of convertible notes offering cost	22,092	—
Purchases of investments	(8,063,534)	(23,681,703)
Capital contribution to affiliate asset manager	138,875	(2,557,431)
Payment-in-kind interest income	(185,431)	(187,842)
Proceeds from sale and redemption of investments	29,311,167	27,796,246
Stock based compensation expense	222,266	220,396
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	56,648	135,478
Decrease in accounts receivable	2,814	—
(Increase) decrease in other assets	60,217	(130,012)
Decrease in due from affiliates	—	44,274
Decrease in accounts payable and accrued expenses	(401,167)	(837,085)

Net cash provided by operating activities	26,149,330	3,444,434

FINANCING ACTIVITIES:
Dividends paid in cash	(3,517,767)	(3,912,450)
Cash paid on repayment of debt	(86,746,582)	(19,402,108)
Convertible notes offering costs	(2,336,424)	—
Issuance of Senior Convertible Notes	60,000,000	—
Decrease in restricted cash	67,023,170	16,221,971

Net cash provided by (used in) financing activities	34,422,397	(7,092,587)

CHANGE IN CASH	60,571,727	(3,648,153)
CASH, BEGINNING OF PERIOD	10,175,488	4,140,408

CASH, END OF PERIOD	$70,747,215	$492,255

Supplemental Information:
Interest paid during the period	$252,318	$2,336,077
Non-cash dividends paid during the period under the dividend reinvestment plan	$294,904	$499,779

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of March 31, 2011
(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.2%, Due 6/13	$1,000,000	$996,357	$921,230

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	5,000,000

Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5%, Due 10/16	2,992,500	3,011,203	3,011,203

Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8%, Due 4/14	3,000,000	3,022,500	3,022,500

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 8.3%, Due 8/15	1,225,250	1,217,438	91,894

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Term Loan B 7.5%, Due 8/14	1,438,720	1,443,758	561,101

Bicent Power LLC Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	1,960,800

Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5%, Due 10/16	2,992,500	2,992,500	2,992,500

Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Senior Secured Loan — Term Loan 2.6%, Due 3/13	1,611,045	1,608,353	1,060,712

Charlie Acquisition Corp.8 Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 17.5%, Due 6/13	14,261,996	10,744,496	250,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1%, Due 1/15	$2,000,000	$1,979,047	$1,465,400

Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5%, Due 3/18	3,000,000	3,007,500	3,007,500

eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 14.0%, Due 7/14	10,000,000	10,000,000	10,000,000

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 10.1%, Due 12/16	3,000,000	3,005,883	3,213,750

Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	102,665

Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	220,076

Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	15,000

HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 10/14	5,000,000	4,897,522	3,962,000

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	2,932,800

International Architectural Products, Inc.8 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0%, Due 5/15	971,409	944,845	926,238

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,008,678	3,000,000

Jones Stephens Corp. Buildings and Real Estate4	Senior Secured Loan — Term Loan 7.0%, Due 9/15	5,006,338	5,006,338	5,006,338

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.2%, Due 12/14	$5,000,000	$5,000,000	$3,407,500

LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	933

LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 1/10	3,875,156	3,875,156	58,127

LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,600

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3%, Due 5/14	470,521	463,380	70,578

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.6%, Due 6/13	1,000,000	1,000,000	1,000,000

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0%, Due 4/14	1,314,459	1,314,459	1,314,459

Perseus Holding Corp.6 Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0%, Due 4/14	400,000	400,000	373,560

Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	2,119,641	2,119,641	2,119,641

Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	7,337,327	7,231,905	7,337,327

Specialized Technology Resources, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	7,500,000	7,500,000	7,500,000

TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5%, Due 10/14	3,119,818	3,039,459	2,877,097

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	$416,737	$416,737	$416,737

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 12.3%, Due 12/13	3,957,614	3,957,614	3,957,614

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) Retired 04/07/2011 6.0%, Due 3/14	1,720,000	1,682,398	1,720,000

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) Retired 04/07/2011 6.0%, Due 3/14	3,554,283	3,568,118	3,554,283

Total Investment in Debt Securities
(45% of net asset value at fair value)		$125,570,182	$121,272,490	$88,439,163

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
Aerostructures Holdings L.P.6 Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$66,800

Aerostructures Holdings L.P.6 Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Common Stock	1.2%	218,592	12,394

Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC6 Buildings and Real Estate4	Class A Units	10.8%	8,625,626	250,143

eInstruction Acquisition, LLC6 Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,040,642

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
FP WRCA Coinvestment Fund VII, Ltd.3, 6 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	$1,500,000	$2,535,000

International Architectural Products, Inc.6 Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	187,512

Legacy Cabinets, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,006

Perseus Holding Corp.6 Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	370,040

Plumbing Holdings Corporation6 Buildings and Real Estate4	Common	7.8%	-	-

Plumbing Holdings Corporation6 Buildings and Real Estate4	Preferred Stock	9.0%	2,716,618	2,673,967

Total Investment in Equity Securities
(4% of net asset value at fair value)			$16,199,845	$7,388,465

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Grant Grove CLO, Ltd.3, 10	Subordinated Securities	22.2%	$4,722,113	$3,550,000
Katonah III, Ltd.3, 10	Preferred Shares	23.1%	4,500,000	820,000
Katonah IV, Ltd.3, 10	Preferred Shares	17.1%	3,150,000	1,890,000
Katonah V, Ltd.3, 10, 11	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.3, 7, 10	Subordinated Securities	16.4%	4,500,000	2,470,000
Katonah VIII CLO Ltd3, 7, 10	Subordinated Securities	10.3%	3,400,000	2,190,000
Katonah IX CLO Ltd3, 7, 10	Preferred Shares	6.9%	2,000,000	1,400,000
Katonah X CLO Ltd 3, 7, 10	Subordinated Securities	33.3%	11,617,246	9,480,000
Katonah 2007-I CLO Ltd.3, 7, 10	Preferred Shares	100.0%	29,998,944	26,070,000

Total Investment in CLO Equity Securities			$67,208,303	$47,871,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Katonah 2007-I CLO Ltd.3, 7, 10	Class B-2L Notes Par Value of $10,500,000 5.3%, Due 4/22	5.3%	$1,092,286	$8,110,000

Total Investment in CLO Rated-Note			$1,092,286	$8,110,000

Total Investment in CLO Fund Securities
(28% of net asset value at fair value)			$68,300,589	$55,981,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value2
Katonah Debt Advisors	Asset Management Company	100.0%	$44,393,453	$42,196,000

Total Investment in Asset Manager Affiliate			$44,393,453	$42,196,000
(21% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value2
JP Morgan Asset Account	Time Deposit	0.0%	$168,132	$168,132

JP Morgan Business Money Market Account9	Money Market Account	0.2%	169,858	169,858

Total Investment in Time Deposit and Money Market Accounts			$337,990	$337,990
(0% of net asset value at fair value)

Total Investments5			$250,504,367	$194,342,618
(99% of net asset value at fair value)

See accompanying notes to financial statements.

1
A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2011.

2	Reflects the fair market value of all existing investments as of March 31, 2011, as determined by the Company’s Board of Directors.
3	Non-U.S. company or principal place of business outside the U.S.
4
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2011, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.

5
The aggregate cost of investments for federal income tax purposes is approximately $251 million. The aggregate gross unrealized appreciation is approximately $8 million and the aggregate gross unrealized depreciation is approximately $65 million.

6	Non-income producing.
7	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.
8	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
9	Money market account holding restricted cash for employee flexible spending accounts.
10
These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder.  These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

11	As of March 31, 2011, this CLO Fund Security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of December 31, 2010

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.7%, Due 6/13	$1,080,000	$1,075,943	$979,452

Advanced Lighting Technologies, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	5,000,000

Awesome Acquisition Company (CiCi's Pizza)6 Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,985,854	3,840,000

Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Junior Secured Loan — Second Lien Facility 8.3%, Due 8/15	1,217,438	1,217,438	95,368

Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 7.5%, Due 8/14	1,438,720	1,448,006	719,360

Bicent Power LLC6 Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	2,367,600

BP Metals, LLC (fka Constellation Enterprises) 6 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0%, Due 6/13	3,982,143	3,982,143	4,002,054

Caribe Information Investments Incorporated6 Printing and Publishing	Senior Secured Loan — Term Loan 2.5%, Due 3/13	1,611,045	1,608,021	1,273,692

Charlie Acquisition Corp.9 Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 17.5%, Due 6/13	14,261,996	10,744,496	250,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
CoActive Technologies LLC (fka CoActive Technologies, Inc.)6 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1%, Due 1/15	$2,000,000	$1,977,696	$1,464,600

eInstruction Corporation6 Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1%, Due 12/16	3,000,000	3,006,137	3,176,250

Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	72,286

Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	154,954

Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	15,000

HMSC Corporation (aka Swett and Crawford)6 Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	5,000,000	4,890,322	4,049,000

Hunter Fan Company6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	2,682,900

International Architectural Products, Inc.6, 9 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0%, Due 5/15	967,622	948,809	929,498

Intrapac Corporation/Corona Holdco6 Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,009,682	3,000,000

Jones Stephens Corp.6, 9 Buildings and Real Estate4	Senior Secured Loan — Term Loan (2006) 7.8%, Due 9/12	9,541,180	9,527,522	6,364,921

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
KIK Custom Products Inc.6 Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	$5,000,000	$5,000,000	$3,435,000

LBREP/L-Suncal Master I LLC9 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	933

LBREP/L-Suncal Master I LLC6, 9 Buildings and Real Estate4	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 1/10	3,875,156	3,875,156	58,127

LBREP/L-Suncal Master I LLC6, 9 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,600

Legacy Cabinets, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3%, Due 5/14	463,380	463,380	92,676

MCCI Group Holdings, LLC6 Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5%, Due 6/13	1,000,000	1,000,000	1,000,000

Pegasus Solutions, Inc.12 Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0%, Due 4/14	1,314,459	1,314,459	1,314,459

Perseus Holding Corp.7 Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0%, Due 1/00	400,000	400,000	356,960

QA Direct Holdings, LLC6 Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,396,024	4,372,508	4,396,024

Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	2,078,079	2,078,079	2,078,079

Resco Products, Inc.6 Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	7,193,458	7,079,981	7,193,458

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Specialized Technology Resources, Inc.6 Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 12/14	$7,500,000	$7,500,000	$7,500,000

TUI University, LLC6 Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 10/14	3,119,818	3,033,934	2,958,212

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	470,643	470,643	470,643

Walker Group Holdings LLC6 Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	4,469,539	4,469,539	4,469,539

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	1,720,000	1,679,298	1,720,000

Wesco Aircraft Hardware Corp.6 Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	3,554,283	3,569,258	3,554,283

Total Investment in Debt Securities
(49% of net asset value at fair value)		$130,939,851	$126,545,510	$91,042,928

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
Aerostructures Holdings L.P.7 Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$88,600

Aerostructures Holdings L.P.7 Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Bankruptcy Management Solutions, Inc.6, 7 Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC7 Buildings and Real Estate4	Class A Units	10.8%	8,625,626	250,143

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
eInstruction Acquisition, LLC7 Healthcare, Education and Childcare	Membership Units	1.1%	$1,079,617	$1,079,724

FP WRCA Coinvestment Fund VII, Ltd.3, 7 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,400,000

International Architectural Products, Inc.6, 7 Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	227,223

Legacy Cabinets, Inc.6, 7 Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	49,422

Perseus Holding Corp.7 Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	312,200

Bankruptcy Management Solutions, Inc.6, 7 Diversified/Conglomerate Service	Common Stock	1.2%	218,592	30,559

Total Investment in Equity Securities
(3% of net asset value at fair value)			$13,483,227	$4,688,832

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Grant Grove CLO, Ltd.3, 12	Subordinated Securities	22.2%	$4,720,982	$3,150,000
Katonah III, Ltd.3, 12	Preferred Shares	23.1%	4,500,000	470,000
Katonah IV, Ltd.3, 12	Preferred Shares	17.1%	3,150,000	1,300,000
Katonah V, Ltd.3, 12, 13	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.3, 8, 12	Subordinated Securities	16.4%	4,500,000	2,090,000
Katonah VIII CLO Ltd3, 8, 12	Subordinated Securities	10.3%	3,400,000	1,690,000
Katonah IX CLO Ltd3, 8, 12	Prefered Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd 3, 8, 12	Subordinated Securities	33.3%	11,612,676	8,820,000
Katonah 2007-I CLO Ltd.3, 8, 12	Preferred Shares	100.0%	29,987,959	26,200,000
Total Investment in CLO Equity Securities			$67,191,617	$45,021,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Katonah 2007-I CLO Ltd.3, 8, 12	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	100.0%	$1,088,582	$8,010,000

Total Investment in CLO Rated-Note			$1,088,582	$8,010,000

Total Investment in CLO Fund Securities
(28% of net asset value at fair value)			$68,280,199	$53,031,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value2
Katonah Debt Advisors	Asset Management Company	100.0%	$44,532,329	$41,493,000

Total Investment in Asset Manager Affiliate			$44,532,329	$41,493,000
(22% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value2
JP Morgan Asset Account	Time Deposit	0.03%	$720,225	$720,225
JP Morgan Business Money Market Account11	Money Market Account	0.2%	210,311	210,311

Total Investment in Time Deposit and Money Market Accounts			$930,536	$930,536
(0% of net asset value at fair value)

Total Investments5			$253,771,801	$191,186,296
(102% of net asset value at fair value)

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

13	As of December 31, 2010, this CLO Fund Security was not providing a dividend distribution.

 KOHLBERG CAPITAL CORPORATION
 FINANCIAL HIGHLIGHTS
 (unaudited)
 ($ per share)

	Three Months Ended March 31,
	2011	2010

Per Share Data:
Net asset value, at beginning of period	$8.21	$9.56
Net income (loss)
Net investment income1	0.22	0.11
Net realized losses1	(0.08)	(0.10)
Net change in unrealized appreciation/depreciation on investments1	0.27	0.02
Net income	0.41	0.03
Net decrease in net assets resulting from distributions
Net increase in net assets relating to stock-based transactions
Issuance of common stock under dividend reinvestment plan	0.01	0.02
Stock based compensation expense	0.01	0.01
Net increase in net assets relating to stock-based transactions	0.02	0.03

Net asset value, end of period	$8.64	$9.62
Total net asset value return2	5.2%	6.5%
Ratio/Supplemental Data:
Per share market value at beginning of period	$6.97	$3.64
Per share market value at end of period	$8.26	$5.66
Total market return3	18.5%	55.5%
Shares outstanding at end of period	22,803,233	22,475,339
Net assets at end of period	$197,047,471	$216,210,807
Portfolio turnover rate4	2.6%	0.9%
Average debt outstanding	$35,561,620	$203,292,118
Asset coverage ratio	428%	209%
Ratio of net investment income to average net assets5	9.8%	4.8%
Ratio of total expenses to average net assets5	4.6%	8.2%
Ratio of interest expense to average net assets5	0.6%	5.0%
Ratio of non-interest expenses to average net assets5	4.0%	3.1%

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its IPO, converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its initial public offering (“IPO”), the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C. (collectively with its affiliates, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of March 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of assets under management.

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

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “Commission” or the “SEC”).

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

In 2010, the Company engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs.  VRC concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.  The Board of Directors may engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s valuation processes.

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

Restricted Cash.  Restricted cash at December 31, 2010 consisted mostly of cash held in an operating account pursuant to the Company’s secured credit facility agreement with its lender.  As the Company paid off its secured credit facility as of January 31, 2011, no such restricted cash balances were needed.

Time Deposits and Money Market Accounts.  Time deposits primarily represent overnight Eurodollar investments of cash held in non-demand deposit accounts. Such time deposits were partially restricted under terms of the secured credit facility. The money market account contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2011, four issuers representing 1% of total investments at fair value were considered in default.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. In January 31, 2011, the Company fully repaid its outstanding secured credit borrowing facility which had a balance of $86.7 million as of December 31, 2010 and, at repayment, all related debt issuance costs were fully amortized.  During March 2011, the Company issued $60 million of convertible senior notes and incurred debt issuance costs of approximately $2.3 million which will be amortized over a five-year period.  At March 31, 2011, there was an unamortized debt issuance cost of approximately $2.3 million included in other assets in the accompanying balance sheet.  Amortization expense for the three months ended March 31, 2011 and 2010 was approximately $45,000 and $206,000, respectively.

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

Recent Accounting Pronouncements

Improved Disclosures Regarding Fair Value Measurements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels I and II, and activity in Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level III disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The adoption of this disclosure-only guidance is included in Note 4 “— Portfolio Investments” and did not have a material impact on the Company’s financial results.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net increase in net assets from operations	$9,604,634	$1,594,909
Net increase in net assets allocated to unvested share awards	(141,105)	(21,469)
Add: Interest on Senior Convertible Notes	232,335	—

Net increase in net assets available to common stockholders	9,695,864	1,573,440
Weighted average number of common shares outstanding for basic shares computation	22,791,242	22,445,457
Effect of dilutive securities - stock options	10,910	—
Effect of dilutive Senior Convertible Notes	1,185,255	—

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	23,987,407	22,445,457

Net increase (decrease) in net assets per basic common shares:
Net increase in net assets from operations	0.42	0.07
Net increase in net assets allocated to unvested share awards	(0.01)	(0.00)

Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Grants of restricted stock awards to our employees and directors are considered participating securities when there are earnings in the period and the earnings per share calculations include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation.

Options to purchase 20,000 and 40,000 shares were not included in the computation of diluted earnings per share for the periods ended March 31, 2011 and 2010, respectively, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

The Company’s Senior Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.”  Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares.  Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share.

The as-if converted method of computing the dilutive effects on convertible debt assumes a conversion even if the contracted conversion price exceeds the market value of the shares.  The Company’s Senior Convertible Debt has a conversion price of $8.44 per share which was above the Company’s net asset value per share at the time of issuance.  Upon conversion, the Company would issue the full amount of common stock upon conversion and retire the full amount of debt outstanding.

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

The following table shows the Company’s portfolio by security type at March 31, 2011 and December 31, 2010:

	March 31, 2011 (unaudited)			December 31, 2010
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$168,132	$168,132	-%	$720,225	$720,225	-%
Money Market Account	169,858	169,858	-	210,311	210,311	-
Senior Secured Loan	31,815,722	23,276,764	12	34,183,551	22,001,256	12
Junior Secured Loan	73,991,930	60,010,630	31	76,896,867	63,944,003	34
Mezzanine Investment	10,744,496	250,000	-	10,744,496	250,000	-
Senior Subordinated Bond	4,320,342	4,528,209	2	4,320,596	4,490,709	3
CLO Fund Securities	68,300,589	55,981,000	28	68,280,200	53,031,000	28
Equity Securities	16,199,845	7,388,465	4	13,232,266	4,437,871	3
Preferred	400,000	373,560	-	650,961	607,921	-
Affiliate Asset Managers	44,393,453	42,196,000	22	44,532,329	41,493,000	22
Total	$250,504,367	$194,342,618	99%	$253,771,802	$191,186,296	102%

¹     Calculated as a percentage of net asset value.

The industry unaudited concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011 (unaudited)			December 31, 2010
Industry Classification	Cost	Fair Value	%1	Cost	Fair Value	%1
Aerospace and Defense	$6,501,477	$5,592,044	3%	$6,499,518	$5,613,844	3%
Asset Management Companies2	44,393,453	42,196,000	22	44,532,329	41,493,000	22
Beverage, Food and Tobacco	3,007,500	3,007,500	1	-	-	-
Buildings and Real Estate3	31,040,943	8,334,849	4	32,845,509	6,923,964	4
Cargo Transport	4,374,351	4,374,351	2	4,940,182	4,940,182	3
CLO Fund Securities	68,300,589	55,981,000	28	68,280,200	53,031,000	28
Containers, Packaging and Glass	3,008,678	3,000,000	2	3,009,682	3,000,000	2
Diversified/Conglomerate Service	10,379,788	8,165,389	4	10,384,036	8,345,287	4
Electronics	3,005,883	3,213,750	2	3,006,137	3,176,250	2
Healthcare, Education and Childcare	15,119,076	14,917,739	8	15,113,551	15,037,936	8
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,575,317	8,925,614	5	9,654,903	8,804,450	5
Insurance	4,897,522	3,962,000	2	4,890,322	4,049,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,114,458	2,058,059	1	2,114,458	1,983,619	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,479,047	4,000,400	2	3,477,696	3,864,600	2
Mining, Steel, Iron and Non-Precious Metals	10,589,242	10,570,718	5	14,381,863	14,430,312	8
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,407,500	2	5,000,000	3,435,000	2
Personal, Food and Miscellaneous Services	13,736,996	3,242,500	2	14,730,350	4,090,000	2
Personal Transportation	3,022,500	3,022,500	1	-	-	-
Printing and Publishing	1,608,354	1,060,712	1	5,980,529	5,669,716	3
Telecommunications	3,011,203	3,011,203	1	-	-	-
Time Deposit and Money Market Accounts	337,990	337,990	-	930,537	930,536	-
Utilities	4,000,000	1,960,800	1	4,000,000	2,367,600	1
Total	$250,504,367	$194,342,618	99%	$253,771,802	$191,186,296	102%

1	Calculated as a percentage of net asset value.

2	Represents Katonah Debt Advisors and related asset manager affiliates.

3
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2011 and December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At March 31, 2011 and December 31, 2010, approximately 22% and 20% of the Company’s total assets were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S.)  At March 31, 2011, no foreign assets were in U.S. dollar denominated over-night time Eurodollar deposits which revert to cash each business morning.

At March 31, 2011 and December 31, 2010, the Company’s ten largest portfolio companies represented approximately 64% and 65%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned asset manager affiliate, represented 16% and 22% of the total fair value of the Company’s investments at March 31, 2011 and December 31, 2010, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 27% and 30% of the total fair value of the Company’s investments at March 31, 2011 and December 31, 2010, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of March 31, 2011 and December 31, 2010, the Company had approximately $48 million and $45 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of March 31, 2011 was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $19 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2010, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $22 million.

In May, 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”).  The Company purchased the Katonah 2007-1 B-2L for 10% of the par value.  The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of March 31, 2011 were approximately $8 million, $1 million, and $7 million, respectively.  At December 31, 2010, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $8 million, $1 million, and $7 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and are making their required quarterly distributions.

All CLO Funds managed by Katonah Debt Advisors are currently making quarterly dividend distributions to the Company and are paying all senior and subordinate management fees to Katonah Debt Advisors.  With the exception of the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to the Company.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of March 31, 2011 (unaudited) and December 31, 2010, respectively:

As of March, 31 2011 (unaudited)
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$337,990	$—	$337,990
Debt securities	—	—	88,439,163	88,439,163
CLO fund securities	—	—	55,981,000	55,981,000
Equity securities	—	—	7,388,465	7,388,465
Asset manager affiliate	—	—	42,196,000	42,196,000

As of December, 31 2010
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$930,536	$—	$930,536
Debt securities	—	—	91,042,928	91,042,928
CLO fund securities	—	—	53,031,000	53,031,000
Equity securities	—	—	4,688,832	4,688,832
Asset manager affiliate	—	—	41,493,000	41,493,000

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

In 2010, the Company engaged VRC, an independent valuation firm, to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. VRC concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly. The Board of Directors may engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the Company’s valuation processes.

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Three Months Ended March 31, 2011 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	24,736	20,390	—	—	45,126
Purchases	17,424,281	—	2,858,387	—	20,282,668
Sales	(20,895,314)	—	(141,769)	(138,875)	(21,175,958)
Total loss realized and unrealized included in earnings	842,532	2,929,610	(16,985)	841,875	4,597,032
Balance, March 31, 2011	$88,439,163	$55,981,000	$7,388,465	$42,196,000	$194,004,628
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$2,669,255	$2,929,610	$(16,985)	$841,875	$6,423,755

	Year Ended December 31, 2010
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	381,677	85,149	—	—	466,826
Purchases	9,981,426	—	1,927,366	3,780,817	15,689,609
Sales	(208,820,374)	—	—	—	(208,820,374)
Total loss realized and unrealized included in earnings	(7,856,330)	3,974,851	(1,951,780)	(20,352,537)	(26,185,796)
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$9,196,912	$3,974,851	$(1,142,038)	$(20,352,537)	$(8,322,812)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Katonah Debt Advisors is a wholly-owned portfolio company.  Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At March 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $42 million.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager.  For the three months ended March 31, 2011, Katonah Debt Advisors had approximately $450,000 of pre-tax net income before net capital losses and made no distributions to the Company.  For the three months ended March 31, 2010, Katonah Debt Advisors earned approximately $650,000 of pre-tax net income and made no distributions to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.  It is anticipated that Katonah Debt Advisors will make a dividend distribution(s) to the Company during 2011.

As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is primarily based on an analysis of both a percentage of its assets under management and Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology.  For the three months ended March 31, 2011, Katonah Debt Advisors had an increase in fair value of approximately $703,000.

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

At March 31, 2011 and December 31, 2010 there were no intercompany balances with our affiliates.

6. BORROWINGS

The Company’s debt obligations consist of the following:
	As of	As of
	March 31, 2011	December 31, 2010

Senior Convertible Notes, due March 15, 2016	60,000,000	-
Secured credit facility, due February 28, 2011(1)	-	86,746,582

(1)	February 28, 2011 was the maturity date as established by a Forbearance and Settlement Agreement dated September 20, 2010. This borrowing was fully repaid on January 31, 2011.

Secured Credit Facility

At December 31, 2010, the Company had a secured credit facility with an outstanding balance of $86,746,582.  On January 31, 2011, this secured credit facility was fully repaid.

In connection with the above noted facility, the Company was a party to a Loan Funding and Servicing Agreement, dated as of February 14, 2007 (as amended, the “LFSA”), by and among the Company, as the servicer, the Company’s wholly-owned, special-purpose bankruptcy remote subsidiary, Kohlberg Capital Funding LLC I, as the borrower, BMO Capital Markets Corp, as the agent (the “Agent”), U.S. Bank National Association, a national banking association, as the trustee (the “Trustee”) and the other Lender Parties and other parties thereto (the “Lender Parties”). The LFSA was modified on September 20, 2010 pursuant to a Forbearance and Settlement Agreement  with the Agent and Lender Parties, pursuant to which we and the Agent and the Lender Parties agreed to settle all outstanding claims thereunder and in connection with litigation previously initiated by the Company against the Agent and the other Lender Parties.

On January 31, 2011, the Company repaid in full the outstanding balance under this facility in advance of the scheduled forbearance date of February 28, 2011, resulting in no outstanding balance thereafter. As a result, the Lender Parties released to the Company approximately $73 million of collateral previously securing the facility and had also paid a $2 million cash settlement to the Company.

Senior Convertible Notes

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due 2016 (“Convertible Senior Notes”).  On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount.  The net proceeds for the Convertible Senior Notes, following underwriting expenses, were approximately $57.7 million.  Interest on the Convertible Senior Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011.  The Notes mature on March 15, 2016 unless converted earlier.  The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into shares of Company’s common stock based on an initial conversion rate of 118.5255 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $8.44 per share of common stock.  The conversion rate will be subject to adjustment upon certain events.

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Convertible Senior Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Senior Notes.

No holder of Convertible Senior Notes will be entitled to receive shares of the Company’s common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of the Company’s common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. The Company will not issue any shares in connection with the conversion or redemption of the Convertible Senior Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules.

Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Convertible Senior Notes upon a fundamental change at a price equal to 100% of the principal amount of the Convertible Senior Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date..  In addition, in the case of certain fundamental changes and without duplication of the foregoing amount, the Company will also pay holders an amount in cash (or, in certain circumstances, shares of the Company’s common stock) equal to the present value of the remaining interest payments on such notes through, and including, the maturity date.

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.3 million of debt offering costs which are being amortized over the term of the facility on a straight-line basis, which approximates the effective yield method, of which approximately $2.3 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated and, as a result, they are recorded as a liability at their contractual amounts.

For the period from March 11, 2011 (the date of issuance of the notes) to March 31, 2011, the Company recorded approximately $230,000 of interest costs and amortization of financing costs as interest expense.

Fair Value of Convertible Senior Notes.  The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes.  The fair value of the Company’s outstanding Convertible Senior Notes was approximately $62.5 Million at March 31, 2011.  The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

7. DISTRIBUTABLE TAX INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2011). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incurr a US federal excise tax for the calendar year 2011.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
(unaudited)
Net increase in net assets resulting from operations	$9,604,634
Net change in unrealized (appreciation) depreciation from investments	(6,423,755)
Excess capital losses over capital gains	1,826,723
Income not on GAAP books currently taxable	20,932
Income not currently taxable	(42,394)
Expenses not currently deductible	179,472
Expenses not on GAAP books currently deductible	(3,978)
Taxable income before deductions for distributions	$5,161,634
Taxable income before deductions for distributions per weighted average shares for the period	$0.23

For the quarter ended March 31, 2011, the Company declared a dividend on March 21, 2011 of $0.17 per share for a total of approximately $4 million. The record date was April 8, 2011 and the dividend was distributed on April 29, 2011.

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

At March 31, 2011, the Company had a net capital loss carryforward of $35 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

The Company adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2007. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (the last three fiscal years) or expected to be taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. The adoption of ASC 740 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both March 31, 2011 and December 31, 2010, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $1 million had been funded as of March 31, 2011 and $1 million had been funded as of December 31, 2010.

The Company and certain directors and officers were named as defendants in three putative class actions pending in the Southern District of New York brought by shareholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements. On March 21, 2011, the three putative class actions were consolidated.  A consolidated complaint has not yet been filed.  The Company believes that the above-mentioned suit is without merit and will defend it vigorously.

In addition, the Company and certain directors and officers were also named as defendants in a derivative action filed on March 2, 2010 in the Supreme Court of New York, County of New York. The complaint in this action purported to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.  On October 20, 2010, the court dismissed the complaint, and found, among other things, that the plaintiff had not alleged that any of the Company’s directors “‘knowingly’ misrepresented or permitted others to misrepresent KCAP’s financial condition,” or that the directors were confronted with “red flags” sufficient to put them on notice of potential problems with KCAP’s investment valuations so as to excuse plaintiff’s requirement under Delaware law to make a demand on KCAP’s board before filing suit.  On January 12, 2011, the court entered the final judgment dismissing the complaint and the plaintiff has subsequently filed a notice of appeal.

9. STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2011 and the year ended December 31, 2010, the Company issued 41,771 and 301,663 shares, respectively, of common stock under its dividend reinvestment plan.  For the three months ended March 31, 2011, no shares of restricted stock were issued or converted to common stock and 2,334 shares of restricted stock were forfeited.  For the year ended December 31, 2010, the Company issued 103,519 shares of restricted stock for which 4,667 shares were forfeited and 64,667 shares were converted to common stock during the year due to vesting. The total number of shares issued and outstanding as of March 31, 2011 and December 31, 2010 was 22,803,233 and 22,767,130, respectively.

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

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2010 through  March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value1
Options outstanding at January 1, 2010	40,000	$11.97
Granted	20,000	$4.93
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2010	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2011	60,000	$7.24	8.2	$135,200

Total vested at March 31, 2011	50,000	$7.73	8.0

1	Represents the difference between the market value of shares of the Company upon exercise of the options at March 31, 2011 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the three months ended March 31, 2011 and March 31, 2010, the Company recognized non-cash compensation expense related to stock options of approximately $4,000 and $2,000, respectively. At March 31, 2011, the Company had approximately $4,000 of remaining compensation cost related to unvested stock-based awards expected to be recognized by the Company over a weighted average period of 0.25 years.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled.  The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options.  Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock.  As of March 31, 2011, 190,000 of such shares were vested and converted to common shares, and 45,332 of such shares had yet to vest.  The remaining 23,668 shares have been forfeited.

During the three months ended March 31, 2011, no shares of restricted stock were vested and converted to common shares.  As of March 31, 2011, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 60,000 shares of common stock outstanding and there were 333,990 shares of restricted stock outstanding.  Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2010 through March 31, 2011 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at December 31, 2009	302,139	$9.63
Granted	103,519	$4.83
Vested	(64,667)	$10.39
Forfeited	(4,667)	$—
Unvested shares outstanding at December 31, 2010	336,324	$8.01
Granted	—	$—
Vested	—	$—
Forfeited	(2,334)	$10.39
Outstanding at March 31, 2011	333,990	$7.99

Total unvested shares at March 31, 2011	333,990	$7.99

For the three months ended March 31, 2011, non-cash compensation expense related to restricted stock was approximately $219,000; of this amount approximately $178,000 was expensed at the Company and approximately $41,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the three months ended March 31, 2010, non-cash compensation expense related to restricted stock was approximately $218,000; of this amount approximately $148,000 was expensed at the Company and approximately $70,000 was a reimbursable expense allocated to Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2011, there was approximately $1 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted average period of 2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the three months ended March 31, 2011 and 2010 the Company made contributions to the 401K Plan of approximately $7,000 and $14,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three months ended March 31, 2011, the Company made a $30,000 contribution to the Pension Plan and no contribution to the Pension Plan for the three months ended March 31, 2010.

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

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and

•	the timing, form and amount of any dividend distributions.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report.

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing.   As of March 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at March 31, 2011 was $8.64. On March 31, 2011, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $8.26.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our NAV per share was $8.64 and $8.21 as of March 31, 2011 and December 31, 2010, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	March 31, 2011 (unaudited)		December 31, 2010
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$168,132	$0.01	$720,225	$0.03
Investments in money market accounts	169,858	0.01	210,311	0.01
Investments in debt securities	88,439,163	3.88	91,042,928	4.00
Investments in CLO Fund securities	55,981,000	2.45	53,031,000	2.33
Investments in equity securities	7,388,465	0.32	4,688,832	0.21
Investments in asset manager affiliates	42,196,000	1.85	41,493,000	1.82
Cash	70,747,215	3.10	10,175,488	0.45
Restricted Cash	—	-	67,023,170	2.93
Other assets	5,927,941	0.26	11,437,732	0.50
Total Assets	$271,017,774	$11.88	$279,822,686	$12.28
Borrowings	$—	$-	$86,746,582	$3.81
Other liabilities	13,970,303	0.61	6,150,437	0.27
Senior Convertible Notes	60,000,000	2.63	—	—
Total Liabilities	$73,970,303	$3.24	$92,897,019	$4.08
NET ASSET VALUE	$197,047,471	$8.64	$186,925,667	$8.21

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

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 428%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

At December 31, 2010, we had approximately $87 million of outstanding indebtedness through a secured credit facility.  On January 31, 2011, we repaid in full the outstanding balance under this facility. As a result, approximately $73 million of collateral previously securing the facility was released to us and we also received a $2 million cash settlement from the lenders to settle litigation previously initiated by us against the lenders.  In order to pay off this facility, we utilized proceeds received from the paydown, amortization or sale of portfolio loan investments totaling approximately $133 million together with available cash.

On March 16, 2011, we issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due 2016 (“Convertible Senior Notes”).  On March 23, 2011, pursuant to an over-allotment option, we issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount.  The net proceeds for the Convertible Senior Notes, following underwriting expenses, were approximately $57.7 million.  Interest on the Convertible Senior Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011.  The Notes mature on March 15, 2016 unless converted earlier.  The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into shares of Company’s common stock based on an initial conversion rate of 118.5255 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $8.44 per share of common stock.  The conversion rate will be subject to adjustment upon certain events.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us.  As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit.

Investment Portfolio Summary Attributes as of and for the Three Months ended March 31, 2011

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings under the Facility and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $7 million, which comprises approximately 4% of our investment portfolio.  Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Investments and Operations” for a more detailed description) as of and for the three months ended March 31, 2011:

Debt Securities

•	represent approximately 32% of total assets;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (26% and 68% of debt securities, respectively);

•	spread across 19 different industries and 28 different entities;

•	average balance per investment of approximately $3 million;

•	all but four issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and

•	weighted average interest rate of 8.7% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to March 31, 2011 unless otherwise specified)

•	represent approximately 21% of total assets at March 31, 2011;

•	86% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 14% of CLO Fund Securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	ten different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and

•	one CLO Fund security, not managed by Katonah Debt Advisors, representing a fair value of $1,000 is not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 16% of total assets;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	has approximately $1.9 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the three months ended March 31, 2011, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $450,000; and

•	for the three months ended March 31, 2011, Katonah Debt Advisors made no distributions to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Net Change in Unrealized Depreciation on Investments

During the three months ended March 31, 2011, the Company’s investments had a net change in unrealized appreciation of approximately $6.4 million; during three months ended March 31, 2010, the Company’s investments had a net change in unrealized appreciation of approximately $1 million.

The net change in unrealized appreciation for the three months ended March 31, 2011 is primarily due to (i) an approximate $2.7 million net increase in the market value of certain loans as a result of credit considerations and current market conditions; (ii) an approximate $2.9 million increase in the net value of CLO Fund securities; and (iii) an approximate $703,000 increase in the value of Katonah Debt Advisors (an approximate $800,000 increase in unrealized appreciation offset by an approximate $100,000 decrease in the cost basis of Katonah Debt Advisors).

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended March 31, 2011 and 2010 was an increase of approximately $10 million and an increase of $2 million, respectively, or an increase of $0.42 and $0.07 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments.  For the three months ended March 31, 2011, net investment income and realized gains was approximately $3 million, or $0.22 per share.  For the three months ended March 31, 2010, net investment income and realized gains was approximately $306,000, or $0.11, per share.

Dividends

For the three months ended March 31, 2011, we declared a $0.17 dividend per share. As a result, there was a dividend distribution of approximately $4 million for the first quarter declaration, which was booked in the second quarter.  We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary net taxable income for the calendar year;

•	98% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and

•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

The amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses). Generally, we seek to fund our dividends from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the quarterly dividends declared by us since the most recent completed calendar year, which represent an amount equal to our estimated net investment income for the specified quarter, including income distributed from Katonah Debt Advisors received by the Company, if any, plus a portion of any prior year undistributed amounts of net investment income distributed in subsequent years:

	Dividend	Declaration Date	Record Date	Pay Date
2011:
First quarter	$0.17	3/21/2011	4/8/2011	4/29/2011
2010:
Fourth quarter	$0.17	12/13/2010	12/24/2010	1/29/2011
Third quarter	0.17	9/20/2010	10/8/2010	10/29/2010
Second quarter	0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010
Total declared for 2010	$0.68

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the three months ended March 31, 2011, Katonah Debt Advisors had approximately $450,000 of pre-tax net income before net capital losses and made no distributions to us.  For the three months ended March 31, 2010, Katonah Debt Advisors earned approximately $650,000 of pre-tax net income and made no distributions to us; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

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

The following table shows the Company’s portfolio by security type at March 31, 2011 and December 31, 2010:

	March 31, 2011 (unaudited)			December 31, 2010
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$168,132	$168,132	-%	$720,225	$720,225	-%
Money Market Account	169,858	169,858	-	210,311	210,311	-
Senior Secured Loan	31,815,722	23,276,764	12	34,183,551	22,001,256	12
Junior Secured Loan	73,991,930	60,010,630	31	76,896,867	63,944,003	34
Mezzanine Investment	10,744,496	250,000	-	10,744,496	250,000	-
Senior Subordinated Bond	4,320,342	4,528,209	2	4,320,596	4,490,709	3
CLO Fund Securities	68,300,589	55,981,000	28	68,280,200	53,031,000	28
Equity Securities	16,199,845	7,388,465	4	13,232,266	4,437,871	3
Preferred	400,000	373,560	-	650,961	607,921	-
Affiliate Asset Managers	44,393,453	42,196,000	22	44,532,329	41,493,000	22
Total	$250,504,367	$194,342,618	99%	$253,771,802	$191,186,296	102%

¹	Calculated as a percentage of net asset value.

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

At March 31, 2011 and March 31, 2010, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.7% and 6.4%, respectively.

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at March 31, 2011 was spread across 19 different industries and 28 different entities with an average balance per entity of approximately $3 million. As of March 31, 2011, all but four of our portfolio companies (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the U.S., which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At March 31, 2011, approximately 22% of our total assets were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S.). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At March 31, 2011, our ten largest portfolio companies represented approximately 64% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 16% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 27% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2011, we had approximately $56 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund investments as of March 31, 2011 and December 31, 2010 are as follows:

			March 31, 2011 (unaudited)		December 31, 2010
CLO Fund Securities	Investment	%1	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,722,113	$3,550,000	$4,720,982	$3,150,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	820,000	4,500,000	470,000
Katonah IV, Ltd.	Preferred Shares	17.1	3,150,000	1,890,000	3,150,000	1,300,000
Katonah V, Ltd.3	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.2	Subordinated Securities	16.4	4,500,000	2,470,000	4,500,000	2,090,000
Katonah VIII CLO Ltd.2	Subordinated Securities	10.3	3,400,000	2,190,000	3,400,000	1,690,000
Katonah IX CLO Ltd.2	Preferred Shares	6.9	2,000,000	1,400,000	2,000,000	1,300,000
Katonah X CLO Ltd.2	Subordinated Securities	33.3	11,617,246	9,480,000	11,612,676	8,820,000
Katonah 2007-1 CLO Ltd.2	Preferred Shares	100.0	29,998,944	26,070,000	29,987,959	26,200,000
Katonah 2007-1 CLO Ltd.2	Class B-2L Notes	100.0	1,092,286	8,110,000	1,088,582	8,010,000
Total			$68,300,589	$55,981,000	$68,280,199	$53,031,000

¹	Represents percentage of class held.
²	An affiliate CLO Fund managed by Katonah Debt Advisors.
³	As of March 31, 2011, this CLO Fund Security was not providing a dividend distribution.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of March 31, 2011:

CLO Fund Securities1	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	279	220	33	$1,007,755	$1,278,016
Katonah III, Ltd.	187	110	29	1,661,372	2,824,333
Katonah IV, Ltd.	153	96	26	896,993	1,429,582
Katonah V, Ltd.	213	128	28	476,991	793,743
Katonah VII CLO Ltd.	240	183	32	1,318,551	1,729,247
Katonah VIII CLO Ltd.	262	198	32	1,355,977	1,794,273
Katonah IX CLO Ltd.	271	203	31	1,457,100	1,945,193
Katonah X CLO Ltd.	270	201	31	1,712,963	2,300,995
Katonah 2007-1 CLO Ltd.	238	185	31	1,228,992	1,581,081

¹	All data from most recent Trustee reports as of March 31, 2011.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of March 31, 2011 were approximately $8 million, $1 million, and $7 million, respectively, and at December 31, 2010, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $8 million, $1 million, and $7 million, respectively.  Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

All CLO Funds managed by Katonah Debt Advisors are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to Katonah Debt Advisors.  With the exception of the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of March 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management on which it earns management fees, and was valued at approximately $42 million.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2011 and for the year ended December 31, 2010 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
2010 Activity:
Purchases / originations /draws	$9,981,426	$—	$1,927,366	$3,780,817	$15,689,609
Pay-downs / pay-offs / sales	(208,820,375)	—	—	—	(208,820,375)
Net accretion of discount	381,676	85,150	—	—	466,826
Net realized losses	(17,053,242)	—	(809,742)	—	(17,862,984)
Decrease in fair value	9,196,912	3,974,850	(1,142,038)	(20,352,537)	(8,322,813)

Fair Value at December 31, 2010	91,042,928	53,031,000	4,688,832	41,493,000	190,255,758
Year to Date 2011 Activity:
Purchases / originations /draws	17,424,281	—	2,858,387	—	20,282,668
Pay-downs / pay-offs / sales	(20,895,314)	—	(141,769)	(138,875)	(21,175,958)
Net accretion of discount	24,736	20,390	—	—	45,126
Net realized losses	(1,826,723)	—	—	—	(1,826,723)
Increase (decrease) in fair value	2,669,255	2,929,610	(16,985)	841,875	6,423,755

Fair Value at March 31, 2011	$88,439,163	$55,981,000	$7,388,465	$42,196,000	$194,004,628

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2011 and 2010.

Investment Income
Investment income for the three months ended March 31, 2011 and 2010 was approximately $7 million and $7 million, respectively. Of these amounts, approximately $2 million and $5 million was attributable to interest income on our loan and bond investments, respectively.  The decrease in interest income on our loan and bond portfolio is primarily due to reduced loan and bond investment balances as a result of the sale, prepayment and amortization of such investments since March 31, 2010.  Rather than reinvest such proceeds, such proceeds were used primarily to fully repay, on January 31, 2011, the outstanding balance of our secured credit facility which had a balance of $199 million at March 31, 2010.  For the three months ended March 31, 2011 and 2010, approximately $3 million and $2 million of investment income is attributable to dividends earned on CLO equity investments, respectively.  The increase in income attributable to dividends earned on CLO equity investments is due to the enhanced financial performance of such investments and their resultant distributions to us.  At March 31, 2010, approximately 19% of our total CLO Fund securities at fair value made no distributions to us as compared to nearly 100% of total CLO Fund securities making distributions to us as of March 31, 2011.

For the three months ended March 31, 2011, we received a $2 million cash settlement to settle litigation previously initiated by us against the lenders related to our secured credit facility which we fully repaid on January 31, 2011.  Upon receipt, this settlement was recognized as other income during the three months ended March 31, 2011.

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

Dividends from Affiliate Asset Manager

As of March 31, 2011, our investment in Katonah Debt Advisors was approximately $42 million. For the three months ended March 31, 2011 and 2010, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $450,000 and $650,000, respectively. For the three months ended March 31, 2011 and 2010, Katonah Debt Advisors made no distributions of net income.

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

Expenses

Total expenses for the three months ended March 31, 2011 and 2010 were approximately $2 million and $4 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $297,000 and $3 million, respectively, on average debt outstanding of $36 million and $203 million, respectively. Approximately $841,000 and $788,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended March 31, 2011 and 2010.  For the three months ended March 31, 2011, other expenses included approximately $1 million for professional fees, insurance, administrative and other.  For the three months ended March 31, 2010, other expenses included approximately $901,000 for professional fees, insurance, administrative and other.  For the three months ended March 31, 2011 and 2010, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $313,000 and $290,000, respectively.

Interest and compensation expense are generally expected to be our largest expenses each period. Interest expense is dependent on the average outstanding principal balance on our borrowings and the related interest rate for the period. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and bonus expenses are estimated and accrued since bonuses are generally paid annually.

Professional fee expenses for the three months ended March 31, 2011 are higher by approximately $260,000 relative to the same prior year period primarily due to fees paid to a third party advisor for strategic analysis of debt and equity alternatives as well as increased accounting fees related to our recent issuance of Convertible Senior Notes.  Such increase was offset, in part, by reduced legal fees.

Net Unrealized Appreciation on Investments

During the three months ended March 31, 2011 and 2010, our total investments had a change in net unrealized appreciation of approximately $6.4 million, and a change in net unrealized appreciation of approximately $1 million, respectively. For the three months ended March 31, 2011, Katonah Debt Advisors had a change in unrealized appreciation of approximately $842,000 and our middle market portfolio of debt securities, equity securities and CLO Fund securities had a change in net unrealized appreciation of approximately $4 million.  For the three months ended March 31, 2010, Katonah Debt Advisors had a change in unrealized depreciation of $5 million offset by a change in unrealized appreciation of approximately $6 million on debt securities, equity securities and CLO Fund securities in our investment portfolio.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2011 was approximately $10 million, or an increase of $0.42 per share.  The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2010 was approximately $2 million, or $0.07 per share.

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

In addition to the traditional sources of available funds (issuance of new equity, debt or undrawn warehouse facility capacity, if available), we also have the ability to raise additional cash funds through the securitization of assets on our balance sheet through our wholly-owned asset manager, Katonah Debt Advisors. Such a securitization would provide cash for new investments on our balance sheet as well as additional management fee income and potentially increased value (as a result of increased assets under management) for Katonah Debt Advisors. No new securitizations by Katonah Debt Advisors have closed since January 2008.

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

As of March 31, 2011 and December 31, 2010 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2011	December 31, 2010

Cash	$70,747,215	$10,175,488
Time Deposits	168,132	720,225
Money Market Accounts	169,858	210,311
Senior Secured Loan	23,276,764	22,001,256
Junior Secured Loan	60,010,630	63,944,003
Mezzanine Investment	250,000	250,000
Senior Subordinated Bond	4,528,209	4,490,709
CLO Fund Securities	55,981,000	53,031,000
Equity Securities	7,388,465	4,688,832
Preferred	373,560	—
Affiliate Asset Managers	42,196,000	41,493,000

Total	$265,089,833	$201,004,824

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 428%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

At December 31, 2010, we had approximately $87 million of outstanding indebtedness through a secured credit facility.  On January 31, 2011, we repaid in full the outstanding balance under this facility. On March 16, 2011, we issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due 2016 (“Convertible Senior Notes”).  On March 23, 2011, pursuant to an over-allotment option, we issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount.

As of March 31, 2011, we had total outstanding indebtedness of $60 million at a fixed rate of interest of 8.75%.  As of March 31, 2011, we had cash and time deposits of approximately $71 million which will fund future investments and operational needs.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us.  As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit.  Such financing arrangements may include a new secured and/or unsecured credit facility, the issuance of preferred securities or debt guaranteed by the Small Business Administration.  We also believe that our current cash position, certain loan investments and cash income earned by our investment portfolio are adequate for our current liquidity needs.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both March 31, 2011 and December 31, 2010, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $1 million had been funded as of March 31, 2011 and $1 million had been funded as of December 31, 2010. As of March 31, 2011 and December 31, 2010, we had committed to make no investments in delayed draw senior secured loans.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current.  As of March 31, 2011, four issuers representing 1% of our total investments at fair value were on non-accrual status.  As of December 31, 2010, five issuers representing 4% of our total investments at fair value were on non-accrual status.

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

Recent Accounting Pronouncements
Improved Disclosures Regarding Fair Value Measurements.   In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels I and II, and activity in Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level III disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The adoption of this disclosure-only guidance is included in Note 4 “—Investments” and did not have a material impact on the Company’s financial results.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2011, approximately 84% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2011, we had $60 million of borrowings outstanding at a fixed rate of 8.75%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.  In periods of rising or lowering interest rates, our current cost of debt would remain the same at 8.75% given that our debt is at a fixed rate.  We would expect that an increase in the base rate index for our floating rate investment assets would increase our net investment income and that a decrease in the base rate index for such assets would decrease our net investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2011 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $2 million over a one-year period.  Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $629,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2011.

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

In 2010, we engaged VRC, an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. VRC concluded that our CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly. The Board of Directors may engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of its valuation processes.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, the Company had no changes in its internal control over financial reporting.

PART II. Other Information

Item 1.          Legal Proceedings

Class Actions against the Company and Certain Directors and Officers

The Company and certain directors and officers were named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements. On March 21, 2011, the three putative class actions were consolidated.  A consolidated complaint has not yet been filed.  The Company believes that the above-mentioned suit is without merit and will defend it vigorously.

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

SEC Investigation

On January 11, 2010, the staff of the SEC’s Division of Enforcement informed the Company that it was conducting an informal inquiry. The focus of the inquiry concerns the valuation methodology and procedures used by the Company to value its investments. On April 30, 2010, the SEC Staff advised the Company that a formal order of private investigation had been issued and that the informal inquiry was now a formal investigation. A subpoena has been issued to the Company in connection with the formal investigation. The subpoena requests that the Company produce documents that primarily relate to the valuation methodology and procedures used by the Company to value its investments. Since January 2010, the Company has been providing documents in response to the informal inquiry and the subpoena. The SEC Staff has scheduled the testimony of some and taken the testimony of other current and former Company employees. The Company is cooperating fully with the SEC Staff’s investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation.

Except as set forth above, neither the Company, nor any of its subsidiaries, is currently a party to any material legal proceedings, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial condition, or results of the Company’s operations.

Item 1A.       Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2010 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or any risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the NAV and trading price of our common stock could decline, and you may lose all or part of your investment. Other than described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

The following disclosure replaces and supplements the risk factors titled “We may be exposed to additional risks associated with leverage” and “The debt we incur could increase the risk of investing in our Company and may contain various covenants that limit our discretion in operating our business and also include certain financial covenants” included in our Annual Report on Form 10-K for the year ended December 31, 2010:

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We have issued senior securities, and in the future may borrow from, or issue additional senior securities (such as preferred or convertible securities or the senior debt securities) to, banks and other lenders and investors, including debt guaranteed by the Small Business Administration (“SBA”). Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders.  Leverage is generally considered a speculative investment technique.  If the value of our consolidated assets increases, then leveraging would cause the NAV per share of our common stock to increase more sharply than it would have had we not incurred leverage.  Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not incurred leverage.  Similarly, any increase in our consolidated income in excess of consolidated interest payable on our outstanding indebtedness would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock dividend payments. There can be no assurance that our leveraging strategy will be successful.

As of March 31, 2011, we had $60 million in aggregate principal amount of our 8.75% convertible senior notes due 2016 outstanding.  We may incur additional indebtedness in the future, although there can be no assurance that we will be successful in doing so.  Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.  The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

Our convertible senior notes impose, and additional debt we may incur in the future will likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to add new debt facilities or issue additional debt securities or other evidences of indebtedness in lieu of or in addition to existing indebtedness could have a material adverse effect on our business, financial condition or results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the convertible senior notes interest rate of 8.75% as of March 31, 2011, together with (a) total value of our net assets of $197.2 million as of March 31, 2011, (b) $60 million of principal indebtedness outstanding as of March 31, 2011 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-23%	-16%	-10%	-3%	4%	11%	18%

(1)
The assumed portfolio return is required by SEC rules and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage.  The amount of leverage that we use will vary from time to time.  Actual returns may be greater or smaller than those appearing in the table.

(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets of $197.2 million at March 31, 2011 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the convertible senior notes interest rate of 8.75% as of March 31, 2011 by the $60 million of principal indebtedness outstanding as of March 31, 2011) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of March 31, 2011 to determine the “Corresponding Return to Common Stockholders.”

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance.  As of March 31, 2011, our asset coverage ratio was 428%.  The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.  There is no assurance that a leveraging strategy will be successful.  As a result of the level of our leverage:

•	there is a likelihood of greater volatility of NAV and market price of our common stock than without leverage;

•
our exposure to risk of loss is greater if we incur debt or issue senior securities to finance investments because a decrease in the value of our investments has a greater negative impact on our returns and, therefore, the value of our common stock than if we did not use leverage;

•
the decrease in our asset coverage ratio resulting from increased leverage and the covenants contained in documents governing our indebtedness (which may impose asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act) limit our flexibility in planning for, or reacting to, changes in our business and industry, as a result of which we could be required to liquidate investments at an inopportune time;

•	we are required to dedicate a portion of our cash flow to interest payments, limiting the availability of cash for dividends and other purposes; and

•	our ability to obtain additional financing in the future may be impaired.

If we have to sell assets at a loss to redeem or pay interest on our outstanding indebtedness or for other reasons, our NAV will be reduced and may not fully recover.  We cannot be sure that our leverage will not have a material adverse effect on us.  In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us.  Further, even if we are able to obtain additional financing, we may be required to use some or all of the proceeds thereof to repay our outstanding indebtedness.

Our stockholders may experience dilution upon the conversion of our convertible senior notes.

Our 8.75% convertible senior notes due 2016 are convertible into shares of our common stock at any time prior to the end of business on the business day preceding the maturity date. Upon conversion, we will satisfy our conversion obligation by issuing shares of our common stock to the converting holder and, under certain limited circumstances, may elect to deliver cash in lieu of shares otherwise deliverable upon conversion to comply with certain listing standards of The NASDAQ Global Select Market. The current conversion price of the convertible senior is approximately 118.5255 shares of our common stock per $1,000 principal amount of the convertible senior notes, equivalent to a conversion price of approximately $8.437 per share of our common stock.  Our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock on any conversion of the convertible senior notes and any dividends paid on our common stock will also be paid on shares issued on any conversion.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due 2016 (“Convertible Senior Notes”).  On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount. Kohlberg Capital offered and sold the Convertible Senior Notes to JMP Securities LLC, as initial purchaser, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale by the initial purchaser to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          [Removed and Reserved]

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit Number	Description of Document

4.1
Indenture dated as of March 16, 2011, by and between Kohlberg Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, as filed on March 16, 2011 (File No. 814-00735)).

4.2	Form of 8.75% Convertible Senior Note Due 2016 (included as part of Exhibit 4.1).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Submitted herewith.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohlberg Capital Corporation

Date: May 6, 2011	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

* * * * *

Table of Contents

Exhibit Index

Exhibit Number	Description of Document

4.1
Indenture dated as of March 16, 2011, by and between Kohlberg Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, as filed on March 16, 2011 (File No. 814-00735)).

4.2	Form of 8.75% Convertible Senior Note Due 2016 (included as part of Exhibit 4.1).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Submitted herewith.