Form 10-Q
period 2011-06-30
Kohlberg Capital CORP
filed 2011-08-05
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File No. 814-00735

Kohlberg Capital Corporation
(Exact name of Registrant as specified in its charter)

Delaware	20-5951150
(State or other jurisdiciton of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

295 Madison Avenue, 6th Floor
New York, New York 10017
(Address of principal executive offices)

(212) 455-8300
(Registrant's telephone number, including area code)

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

The number of outstanding shares of common stock of the registrant as of August 5, 2011 was 22,886,769.

KOHLBERG CAPITAL CORPORATION
BALANCE SHEETS

	As of June 30, 2011	As of December 31, 2010
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2011 - $2,467,764; 2010 - $720,225)	$2,467,764	$720,225
Money market account (cost: 2011 - $37,071,977; 2010 - $210,311)	37,071,977	210,311
Debt securities (cost: 2011 - $135,228,011; 2010 - $126,545,510)	113,443,543	91,042,928
CLO Fund securities managed by non-affiliates (cost: 2011 - $12,542,913; 2010 - $15,690,982)	3,831,000	4,921,000
CLO Fund securities managed by affiliate (cost: 2011 - $52,627,023; 2010 - $52,589,217)	48,530,000	48,110,000
Equity securities (cost: 2011 - $16,199,845; 2010 - $13,483,227)	6,720,532	4,688,832
Asset manager affiliates (cost: 2011 - $44,383,115; 2010 - $44,532,329)	42,201,000	41,493,000
Total Investments at fair value	254,265,816	191,186,296
Cash	416,644	10,175,488
Restricted cash	—	67,023,170
Interest and dividends receivable	2,918,818	2,574,115
Receivable for open trades	—	7,681,536
Accounts Receivable	771,558	851,020
Other assets	2,405,767	331,061
Total assets	$260,778,603	$279,822,686

LIABILITIES
Borrowings	$—	$86,746,582
Convertible Senior Notes	60,000,000	—
Payable for open trades	3,013,882	—
Accounts payable and accrued expenses	3,172,802	2,337,767
Dividend payable	—	3,812,670
Total liabilities	$66,186,684	$92,897,019

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,841,172 and 22,767,130 common shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	$225,051	$224,274
Capital in excess of par value	283,800,810	282,794,025
Accumulated undistributed net investment income	4,906,498	818,664
Accumulated net realized losses	(48,085,606)	(34,325,792)
Net unrealized depreciation on investments	(46,254,834)	(62,585,504)
Total stockholders' equity	$194,591,919	$186,925,667
Total liabilities and stockholders' equity	$260,778,603	$279,822,686
NET ASSET VALUE PER COMMON SHARE	$8.52	$8.21

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Investment Income:
Interest from investments in debt securities	$2,054,042	$3,462,746	$4,022,948	$8,245,109
Interest from cash and time deposits	7,748	6,410	13,585	12,493
Dividends from investments in CLO Fund securities managed by non-affiliates	526,773	451,773	1,047,924	800,647
Dividends from investments in CLO Fund securities managed by affiliate	3,026,488	1,900,777	5,876,007	3,712,671
Dividends from affiliate asset manager	650,000	1,500,000	650,000	1,500,000
Capital structuring service fees	28,260	61,099	29,508	75,711
Other Income	—	—	2,000,000	—
Total investment income	6,293,311	7,382,805	13,639,972	14,346,631
Expenses:
Interest and amortization of debt issuance costs	1,429,770	2,403,931	1,727,230	5,100,282
Compensation	1,335,127	816,292	2,176,569	1,603,983
Professional fees	295,127	3,443,271	1,065,092	3,951,788
Insurance	115,658	98,450	233,235	200,768
Administrative and other	217,624	323,664	530,239	614,118
Total expenses	3,393,306	7,085,608	5,732,365	11,470,939
Net Investment Income	2,900,005	297,197	7,907,607	2,875,692
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(11,933,091)	(5,433,665)	(13,759,814)	(7,705,806)
Net change in unrealized appreciation (depreciation) on:
Debt securities	11,048,858	868,520	13,718,113	4,537,479
Equity securities	(667,933)	(19,510)	(684,918)	(9,096)
CLO Fund securities managed by affiliate	(1,208,547)	(130,328)	382,193	1,920,005
CLO Fund securities managed by non-affiliate	719,200	578,368	2,058,069	1,217,422
Affiliate asset manager investments	15,338	(1,851,499)	857,213	(6,931,702)
Net realized and unrealized appreciation (depreciation) on investments	(2,026,175)	(5,988,114)	2,570,856	(6,971,698)
Net Increase In Net Assets Resulting From Operations	$873,830	$(5,690,917)	$10,478,463	$(4,096,006)
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.04	$(0.25)	$0.46	$(0.18)
Diluted:	$0.04	$(0.25)	$0.46	$(0.18)
Net Investment Income Per Common Share:
Basic:	$0.13	$0.01	$0.35	$0.13
Diluted:	$0.13	$0.01	$0.35	$0.13
Weighted Average Shares of Common Stock Outstanding—Basic	22,827,652	22,526,498	22,809,547	22,486,201
Weighted Average Shares of Common Stock Outstanding—Diluted	22,841,850	22,526,498	22,823,404	22,486,201

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
	Six Months Ended June 30,
	2011	2010

Operations:
Net investment income	$7,907,607	$2,875,692
Net realized loss from investment transactions	(13,759,814)	(7,705,806)
Net change in unrealized appreciation (depreciation) on investments	16,330,670	734,108
Net increase in net assets resulting from operations	10,478,463	(4,096,006)

Stockholder distributions:
Dividends from net investment income to common stockholders	(3,819,771)	(2,875,692)
Dividends in excess of net investment income to restricted stockholders	—	(16,167)
Common Stock Dividends in excess of net investment income	—	(893,752)
Net decrease in net assets resulting from stockholder distributions	(3,819,771)	(3,785,611)

Capital transactions:
Issuance of common stock for dividend reinvestment plan	548,767	929,852
Vesting of restricted stock	20	—
Stock based compensation	458,773	440,419
Net increase in net assets resulting from capital transactions	1,007,560	1,370,271

Net assets at beginning of period	186,925,667	213,895,723

Net assets at end of period (including undistributed net investment income of $4,906,498 in 2011 and accumulated distributions in excess of net investment income of $416,461 in 2010)	$194,591,919	$207,384,377

Net asset value per common share	$8.52	$9.20
Common shares outstanding at end of period	22,841,172	22,549,235
See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$10,478,463	$(4,096,006)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operations:
Net realized losses on investment transactions	13,759,814	7,705,806
Net change in unrealized appreciation on investments	(16,330,670)	(734,108)
Net accretion of discount on securities and loans	(93,221)	(266,025)
Amortization of debt issuance cost	22,908	412,347
Amortization of convertible notes offering cost	139,345	—
Purchases of investments	(87,354,521)	(21,436,093)
Capital distribution to (from) contribution to affiliate asset manager	149,214	(2,570,359)
Payment-in-kind interest income	(336,016)	(37,880)
Proceeds from sale and redemption of investments	37,821,302	77,430,931
Stock based compensation expense	458,773	440,417
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(344,703)	875,000
Decrease in accounts receivable	79,462	—
(Increase) decrease in other assets	133,182	(37,677)
Decrease in due from affiliates	—	44,274
Increase (decrease) in accounts payable and accrued expenses	835,035	(49,019)
Net cash provided by (used in) operating activities	(40,581,633)	57,681,608

FINANCING ACTIVITIES:
Dividends paid in cash	(7,083,655)	(7,267,987)
Cash paid on repayment of debt	(86,746,582)	(72,604,509)
Convertible notes offering costs	(2,370,144)	—
Issuance of Convertible Senior Notes	60,000,000	—
Decrease in restricted cash	67,023,170	18,364,782
Net cash provided by (used in) financing activities	30,822,789	(61,507,714)

CHANGE IN CASH	(9,758,844)	(3,826,106)
CASH, BEGINNING OF PERIOD	10,175,488	4,140,408
CASH, END OF PERIOD	$416,644	$314,302

Supplemental Information:
Interest paid during the period	$252,335	$4,984,579
Non-cash dividends paid during the period under the dividend reinvestment plan	$548,787	$929,852

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of June 30, 2011
(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 4.8%, Due 6/13	$160,000	$156,776	$149,197

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	4,900,000

Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5%, Due 10/16	2,985,000	3,002,935	2,998,059

Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8%, Due 4/14	2,991,446	3,013,882	3,015,737

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 8.3%, Due 8/15	1,246,215	1,217,438	105,928

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 7.5%, Due 8/14	1,438,761	1,439,506	749,954

Bicent Power LLC Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	1,165,200

Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5%, Due 10/16	2,985,000	2,985,000	2,979,702

Caribe Media Inc. (fka Caribe Information Investments Incorporated)8 Printing and Publishing	Senior Secured Loan — Term Loan 6.5%, Due 3/13	1,611,045	1,608,471	795,212

CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 1/15	2,000,000	1,980,413	1,600,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5%, Due 3/18	$3,000,000	$3,007,268	$2,996,250

eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.7%, Due 7/14	10,000,000	10,000,000	10,000,000

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 10.1%, Due 12/16	3,000,000	3,005,626	3,243,750

Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	103,714

Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	222,326

Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	15,000

HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.7%, Due 10/14	5,000,000	4,904,802	3,958,500

Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0%, Due 2/15	5,000,000	4,903,548	5,000,000

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 6.9%, Due 10/14	3,000,000	3,000,000	2,700,000

International Architectural Products, Inc.8 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0%, Due 5/15	788,279	761,715	671,692

Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,007,663	3,000,000

Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0%, Due 9/15	4,967,529	4,967,529	4,967,529

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5%, Due 6/17	$11,250,597	$10,913,388	$10,913,080

KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	5,000,000	5,000,000	3,809,500

LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	933

LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 1/10	3,875,156	3,875,156	791,694

LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,600

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3%, Due 5/14	477,853	463,380	71,678

MCCI Group Holdings, LLC Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5%, Due 6/13	833,333	833,333	833,333

Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5%, Due 1/14	5,473,802	5,448,466	5,473,802

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0%, Due 4/14	1,399,898	1,399,898	1,399,898

Perseus Holding Corp.6 Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0%, Due 4/14	400,000	400,000	383,320

Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3%, Due 11/17	7,000,000	6,897,302	7,140,000

Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	2,134,243	2,134,243	2,134,243

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	$7,387,873	$7,290,595	$7,387,873

Specialized Technology Resources, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.2%, Due 12/14	7,500,000	7,500,000	7,500,000

TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5%, Due 10/14	3,119,818	3,045,046	2,990,346

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	416,737	416,737	416,737

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	3,957,614	3,957,614	3,957,614

Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3%, Due 4/17	2,880,000	2,873,076	2,894,141

Total Investment in Debt Securities (58% of net asset value at fair value)		$136,565,067	$135,228,011	$113,443,543

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
Aerostructures Holdings L.P.6 Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$34,500

Aerostructures Holdings L.P.6 Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,006

Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Warrants	0.1%	-	-

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
Coastal Concrete Holding II, LLC6 Buildings and Real Estate4	Class A Units	10.8%	8,625,626	250,143

eInstruction Acquisition, LLC6 Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	997,782

FP WRCA Coinvestment Fund VII, Ltd.3, 6 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	$1,500,000	$2,763,450

International Architectural Products, Inc.6 Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	996

Legacy Cabinets, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,006

Perseus Holding Corp.6 Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	331,880

Plumbing Holdings Corporation6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	-

Plumbing Holdings Corporation6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	2,716,618	2,088,808

Total Investment in Equity Securities (3% of net asset value at fair value)			$16,199,845	$6,720,532

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Grant Grove CLO, Ltd.3, 10	Subordinated Securities	22.2%	$4,722,913	$3,310,000
Katonah III, Ltd.3, 10	Preferred Shares	23.1%	4,500,000	520,000
Katonah V, Ltd.3, 10, 11	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.3, 7, 10	Subordinated Securities	16.4%	4,500,000	2,560,000
Katonah VIII CLO Ltd3, 7, 10	Subordinated Securities	10.3%	3,400,000	2,110,000
Katonah IX CLO Ltd3, 7, 10	Preferred Shares	6.9%	2,000,000	1,400,000
Katonah X CLO Ltd 3, 7, 10	Subordinated Securities	33.3%	11,622,108	9,270,000
Katonah 2007-I CLO Ltd.3, 7, 10	Preferred Shares	100.0%	30,008,460	25,540,000

Total Investment in CLO Equity Securities			$64,073,481	$44,711,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Katonah 2007-I CLO Ltd.3, 7, 10	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	5.2%	$1,096,455	$7,650,000

Total Investment in CLO Rated-Note			$1,096,455	$7,650,000

Total Investment in CLO Fund Securities (27% of net asset value at fair value)			$65,169,936	$52,361,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value2
Katonah Debt Advisors	Asset Management Company	100.0%	$44,383,115	$42,201,000

Total Investment in Asset Manager Affiliate (22% of net asset value at fair value)			$44,383,115	$42,201,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value2
JP Morgan Asset Account	Time Deposit	0.0%	$2,467,764	$2,467,764

JP Morgan Business Money Market Account9	Money Market Account	0.2%	169,921	169,921

US Bank Money Market Account	Money Market Account	0.1%	36,902,056	36,902,056

Total Investment in Time Deposit and Money Market Accounts (20% of net asset value at fair value)			$39,539,741	$39,539,741

Total Investments5 (131% of net asset value at fair value)			$300,520,648	$254,265,816
See accompanying notes to financial statements.

1
A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2011.

2	Reflects the fair market value of all existing investments as of June 30, 2011, as determined by the Company’s Board of Directors.
3	Non-U.S. company or principal place of business outside the U.S.
4
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2011, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.

5
The aggregate cost of investments for federal income tax purposes is approximately $301 million. The aggregate gross unrealized appreciation is approximately $9 million and the aggregate gross unrealized depreciation is approximately $55 million.

6	Non-income producing.
7	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or related affiliates controlled by the Company.
8	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
9	Money market account holding restricted cash for employee flexible spending accounts.
10
These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder.  These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

11	As of June 30, 2011, this CLO Fund security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of December 31, 2010

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.7%, Due 6/13	$1,080,000	$1,075,943	$979,452

Advanced Lighting Technologies, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3%, Due 6/14	5,000,000	5,000,000	5,000,000

Awesome Acquisition Company (CiCi's Pizza)6 Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3%, Due 6/14	4,000,000	3,985,854	3,840,000

Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Junior Secured Loan — Second Lien Facility 8.3%, Due 8/15	1,217,438	1,217,438	95,368

Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 7.5%, Due 8/14	1,438,720	1,448,006	719,360

Bicent Power LLC6 Utilities	Junior Secured Loan — Advance (Second Lien) 4.3%, Due 12/14	4,000,000	4,000,000	2,367,600

BP Metals, LLC (fka Constellation Enterprises) 6 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0%, Due 6/13	3,982,143	3,982,143	4,002,054

Caribe Information Investments Incorporated6 Printing and Publishing	Senior Secured Loan — Term Loan 2.5%, Due 3/13	1,611,045	1,608,021	1,273,692

Charlie Acquisition Corp.9 Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 17.5%, Due 6/13	14,261,996	10,744,496	250,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
CoActive Technologies LLC (fka CoActive Technologies, Inc.)6 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1%, Due 1/15	$2,000,000	$1,977,696	$1,464,600

eInstruction Corporation6 Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8%, Due 7/14	10,000,000	10,000,000	10,000,000

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1%, Due 12/16	3,000,000	3,006,137	3,176,250

Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8%, Due 6/11	1,257,143	1,224,101	72,286

Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche B Term Loan 7.8%, Due 6/11	2,694,857	2,624,028	154,954

Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Junior Secured Loan — Loan (Second Lien) 11.8%, Due 6/12	3,000,000	2,715,997	15,000

HMSC Corporation (aka Swett and Crawford)6 Insurance	Junior Secured Loan — Loan (Second Lien) 5.8%, Due 10/14	5,000,000	4,890,322	4,049,000

Hunter Fan Company6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0%, Due 10/14	3,000,000	3,000,000	2,682,900

International Architectural Products, Inc.6, 9 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0%, Due 5/15	967,622	948,809	929,498

Intrapac Corporation/Corona Holdco6 Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8%, Due 5/13	3,000,000	3,009,682	3,000,000

Jones Stephens Corp.6, 9 Buildings and Real Estate4	Senior Secured Loan — Term Loan (2006) 7.8%, Due 9/12	9,541,180	9,527,522	6,364,921

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
KIK Custom Products Inc.6 Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3%, Due 12/14	$5,000,000	$5,000,000	$3,435,000

LBREP/L-Suncal Master I LLC9 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Third Lien) 15.0%, Due 2/12	2,332,868	2,332,868	933

LBREP/L-Suncal Master I LLC6, 9 Buildings and Real Estate4	Senior Secured Loan — Term Loan (First Lien) 7.5%, Due 1/10	3,875,156	3,875,156	58,127

LBREP/L-Suncal Master I LLC6, 9 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Second Lien) 9.5%, Due 1/11	2,000,000	1,920,211	7,600

Legacy Cabinets, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3%, Due 5/14	463,380	463,380	92,676

MCCI Group Holdings, LLC6 Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5%, Due 6/13	1,000,000	1,000,000	1,000,000

Pegasus Solutions, Inc.12 Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0%, Due 4/14	1,314,459	1,314,459	1,314,459

Perseus Holding Corp.7 Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0%, Due 1/00	400,000	400,000	356,960

QA Direct Holdings, LLC6 Printing and Publishing	Senior Secured Loan — Term Loan 8.3%, Due 8/14	4,396,024	4,372,508	4,396,024

Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	2,078,079	2,078,079	2,078,079

Resco Products, Inc.6 Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 20.0%, Due 6/14	7,193,458	7,079,981	7,193,458

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Specialized Technology Resources, Inc.6 Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3%, Due 12/14	$7,500,000	$7,500,000	$7,500,000

TUI University, LLC6 Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3%, Due 10/14	3,119,818	3,033,934	2,958,212

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	470,643	470,643	470,643

Walker Group Holdings LLC6 Cargo Transport	Junior Secured Loan — Term Loan B 13.3%, Due 12/13	4,469,539	4,469,539	4,469,539

Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	1,720,000	1,679,298	1,720,000

Wesco Aircraft Hardware Corp.6 Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0%, Due 3/14	3,554,283	3,569,258	3,554,283

Total Investment in Debt Securities (49% of net asset value at fair value)		$130,939,851	$126,545,510	$91,042,928

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
Aerostructures Holdings L.P.7 Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$88,600

Aerostructures Holdings L.P.7 Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Bankruptcy Management Solutions, Inc.6, 7 Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC7 Buildings and Real Estate4	Class A Units	10.8%	8,625,626	250,143

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
eInstruction Acquisition, LLC7 Healthcare, Education and Childcare	Membership Units	1.1%	$1,079,617	$1,079,724

FP WRCA Coinvestment Fund VII, Ltd.3, 7 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,400,000

International Architectural Products, Inc.6, 7 Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	227,223

Legacy Cabinets, Inc.6, 7 Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	49,422

Perseus Holding Corp.7 Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	312,200

Bankruptcy Management Solutions, Inc.6, 7 Diversified/Conglomerate Service	Common Stock	1.2%	218,592	30,559

Total Investment in Equity Securities (3% of net asset value at fair value)			$13,483,227	$4,688,832

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Grant Grove CLO, Ltd.3, 12	Subordinated Securities	22.2%	$4,720,982	$3,150,000
Katonah III, Ltd.3, 12	Preferred Shares	23.1%	4,500,000	470,000
Katonah IV, Ltd.3, 12	Preferred Shares	17.1%	3,150,000	1,300,000
Katonah V, Ltd.3, 12, 13	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.3, 8, 12	Subordinated Securities	16.4%	4,500,000	2,090,000
Katonah VIII CLO Ltd3, 8, 12	Subordinated Securities	10.3%	3,400,000	1,690,000
Katonah IX CLO Ltd3, 8, 12	Preferred Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd 3, 8, 12	Subordinated Securities	33.3%	11,612,676	8,820,000
Katonah 2007-I CLO Ltd.3, 8, 12	Preferred Shares	100.0%	29,987,959	26,200,000
Total Investment in CLO Equity Securities			$67,191,617	$45,021,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Katonah 2007-I CLO Ltd.3, 8, 12	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	100.0%	$1,088,582	$8,010,000

Total Investment in CLO Rated-Note			$1,088,582	$8,010,000

Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$68,280,199	$53,031,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value2
Katonah Debt Advisors	Asset Management Company	100.0%	$44,532,329	$41,493,000

Total Investment in Asset Manager Affiliate (22% of net asset value at fair value)			$44,532,329	$41,493,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value2
JP Morgan Asset Account	Time Deposit	0.03%	$720,225	$720,225
JP Morgan Business Money Market Account11	Money Market Account	0.2%	210,311	210,311

Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$930,536	$930,536

Total Investments5 (102% of net asset value at fair value)			$253,771,801	$191,186,296

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

6	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
7	Non-income producing.
8	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or related affiliates controlled by the Company.
9	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
10	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
11	Money market account holding restricted cash for employee flexible spending accounts.
12
These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Rule 144A thereunder.  These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

13	As of December 31, 2010, this CLO Fund security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(unaudited)
($ per share)

	Six Months Ended June 30,
	2011	2010

Per Share Data:
Net asset value, at beginning of period	$8.21	$9.56
Net income (loss)
Net investment income1	0.35	0.13
Net realized losses1	(0.60)	(0.34)
Net change in unrealized appreciation/depreciation on investments1	0.68	(0.05)
Net income (loss)	0.43	(0.26)
Net decrease in net assets resulting from distributions
From net investment income	(0.17)	(0.13)
In excess of net investment income	-	(0.04)
Net decrease in net assets resulting from distributions	(0.17)	(0.17)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	-	-
Issuance of common stock under dividend reinvestment plan	0.03	0.04
Stock based compensation expense	0.02	0.02
Net increase in net assets relating to stock-based transactions	0.05	0.06
Net asset value, end of period	$8.52	$9.20
Total net asset value return2	5.8%	(2.2)%

Ratio/Supplemental Data:
Per share market value at beginning of period	$6.97	$4.56
Per share market value at end of period	$7.95	$5.01
Total market return3	16.5%	13.6%
Shares outstanding at end of period	22,841,172	22,549,235
Net assets at end of period	$194,591,919	$207,384,376
Portfolio turnover rate4	13.0%	2.3%
Average debt outstanding	$47,848,320	$187,256,708
Asset coverage ratio	424%	243%
Ratio of net investment income to average net assets5	7.7%	2.7%
Ratio of total expenses to average net assets5	5.6%	10.8%
Ratio of interest expense to average net assets5	1.7%	4.8%
Ratio of non-interest expenses to average net assets5	3.9%	6.0%

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution of their ownership interests in Katonah Debt Advisors, L.L.C., and related affiliates controlled by the Company (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers to the Company. As of June 30, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors, including related affiliates, is currently the only company in which the Company has a controlling interest).

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

Beginning with the period ended June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors.  Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments in illiquid securities such that they are reviewed at least once during a trailing 12 month period.  Third party valuations were performed on approximately 14% of investments at fair value as of June 30, 2011.  These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

In 2010, the Company engaged an independent valuation firm, to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine fair values, in the absence of Level I or Level II trading activity or observable market inputs.  The independent valuation firm concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

Time Deposits and Money Market Accounts.  Time deposits primarily represent investments of cash held in non-demand deposit accounts.  Money market accounts primarily represent short term interest-bearing deposit accounts including an account that contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2011, four issuers representing 1% of total investments at fair value were considered in default and on non-accrual.

Dividends from Affiliate Asset Manager.  The Company records dividend income from Katonah Debt Advisors on the declaration date, which represents the ex-dividend date.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. In January 31, 2011, the Company fully repaid its outstanding secured credit borrowing facility which had a balance of $86.7 million as of December 31, 2010 and, at repayment, all related debt issuance costs were fully amortized.  During March 2011, the Company issued $60 million of convertible senior notes (the “Convertible Senior Notes”) and incurred debt issuance costs of approximately $2.4 million which will be amortized over a five-year period.  At June 30, 2011, there was an unamortized debt issuance cost of approximately $2.2 million included in other assets in the accompanying balance sheet.  Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $139,000 and $412,000, respectively.

Expenses. The Company is internally managed and expenses costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. The Company and Katonah Debt Advisors share office space and certain other operating expenses. The Company has entered into an Overhead Allocation Agreement with Katonah Debt Advisors which provides for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. The aggregate net payments of such expenses under the Overhead Allocation Agreement are not material.

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

In May 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net increase (decrease) in net assets from operations	$873,830	$(5,690,917)	$10,478,463	$(4,096,006)
Net decrease in net assets allocated to unvested share awards	(12,423)	—	(151,477)	—

Net increase (decrease) in net assets available to common stockholders	861,407	(5,690,917)	10,326,986	(4,096,006)
Weighted average number of common shares outstanding for basic shares computation	22,827,652	22,526,498	22,809,547	22,486,201
Effect of dilutive securities - stock options	14,198	—	13,857	—

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	22,841,850	22,526,498	22,823,404	22,486,201

Net increase (decrease) in net assets per basic common shares:
Net increase (decrease) in net assets from operations	0.04	(0.25)	0.46	(0.18)
Net decrease in net assets allocated to unvested share awards	(0.00)	—	(0.01)	—

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

Options to purchase 20,000 and 40,000 shares were not included in the computation of diluted earnings per share for the periods ended June 30, 2011 and 2010, respectively, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

The Company’s Convertible Senior Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.”  Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares.  Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share.  For the three and six months ended June 30, 2011, the convertible debt is anti-dilutive.

The if-converted method of computing the dilutive effects on convertible debt assumes a conversion even if the contracted conversion price exceeds the market value of the shares.  The Company’s Senior Convertible Debt has a conversion price of $8.44 per share which was above the Company’s net asset value per share at the time of issuance.  Upon conversion, the Company would issue the full amount of common stock upon conversion and retire the full amount of debt outstanding.

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

The following table shows the Company’s portfolio by security type at June 30, 2011 and December 31, 2010:

	June 30, 2011 (unaudited)			December 31, 2010
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$2,467,764	$2,467,764	1%	$720,225	$720,225	-%
Money Market Account	37,071,977	37,071,977	19	210,311	210,311	-
Senior Secured Loan	40,496,335	31,871,033	17	34,183,551	22,001,256	12
Junior Secured Loan	79,012,763	65,632,462	34	76,896,867	63,944,003	34
Mezzanine Investment	10,913,388	10,913,080	6	10,744,496	250,000	-
Senior Subordinated Bond	4,405,525	4,643,648	2	4,320,596	4,490,709	3
CLO Fund Securities	65,169,936	52,361,000	27	68,280,200	53,031,000	28
Equity Securities	16,199,845	6,720,532	3	13,232,266	4,437,871	3
Preferred	400,000	383,320	-	650,961	607,921	-
Affiliate Asset Managers	44,383,115	42,201,000	22	44,532,329	41,493,000	22

Total	$300,520,648	$254,265,816	131%	$253,771,802	$191,186,296	102%

¹     Calculated as a percentage of net asset value.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011 (unaudited)			December 31, 2010
Industry Classification	Cost	Fair Value	%1	Cost	Fair Value	%1
Aerospace and Defense	$19,940,973	$19,092,682	10%	$6,499,518	$5,613,844	3%
Asset Management Companies2	44,383,115	42,201,000	21	44,532,329	41,493,000	22
Beverage, Food and Tobacco	8,455,734	8,470,052	4	-	-	-
Buildings and Real Estate3	23,317,987	1,391,410	1	32,845,509	6,923,964	4
Cargo Transport	4,374,351	4,374,351	2	4,940,182	4,940,182	3
CLO Fund Securities	65,169,936	52,361,000	27	68,280,200	53,031,000	28
Containers, Packaging and Glass	3,007,663	3,000,000	2	3,009,682	3,000,000	2
Diversified/Conglomerate Manufacturing	6,897,302	7,140,000	4	-	-	-
Diversified/Conglomerate Service	10,375,536	8,356,889	4	10,384,036	8,345,287	4
Electronics	3,005,626	3,243,750	2	3,006,137	3,176,250	2
Healthcare, Education and Childcare	14,957,996	14,821,461	7	15,113,551	15,037,936	8
Home and Office Furnishings, Housewares, and Durable Consumer Products	16,419,883	14,878,218	8	9,654,903	8,804,450	5
Insurance	4,904,802	3,958,500	2	4,890,322	4,049,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,199,898	2,115,098	1	2,114,458	1,983,619	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,480,413	4,363,450	2	3,477,696	3,864,600	2
Mining, Steel, Iron and Non-Precious Metals	10,479,404	10,194,804	5	14,381,863	14,430,312	8
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,809,500	2	5,000,000	3,435,000	2
Personal, Food and Miscellaneous Services	2,985,000	2,979,702	2	14,730,350	4,090,000	2
Personal Transportation	3,013,882	3,015,737	2	-	-	-
Printing and Publishing	1,608,471	795,212	-	5,980,529	5,669,716	3
Telecommunications	3,002,935	2,998,059	2	-	-	-
Time Deposit and Money Market Accounts	39,539,741	39,539,741	20	930,537	930,536	-
Utilities	4,000,000	1,165,200	1	4,000,000	2,367,600	1
Total	$300,520,648	$254,265,816	131%	$253,771,802	$191,186,296	102%

1	Calculated as a percentage of net asset value.
2	Represents Katonah Debt Advisors and related asset manager affiliates controlled by the Company.
3
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of June 30, 2011 and December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

The Company may invest up to 30% of the investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, the Company’s investment strategy is to limit the value of its investments in debt or equity securities issued by CLO Funds to not more than 15% of the value of its total investment portfolio at the time of investment. The Company expects that these public companies generally will have debt that is non-investment grade. The Company also may invest in debt of middle market companies located outside of the United States, these investments (excluding the Company’s investments in CLO Funds) are generally not anticipated to be in excess of 10% of the investment portfolio at the time such investments are made. The Company is generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. In addition, the Company may co-invest on a concurrent basis with Kohlberg & Co. or any of its affiliates, subject to compliance with existing regulatory guidance, applicable regulations and its allocation procedures. Certain types of negotiated co-investments may be made only if the Company receives an order from the SEC permitting it to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At June 30, 2011 and December 31, 2010, approximately 21% and 20% of the Company’s total assets were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S.)  At June 30, 2011 and December 31, 2010, no foreign assets were in U.S. dollar denominated over-night time Eurodollar deposits which revert to cash each business morning.

At June 30, 2011 and December 31, 2010, the Company’s ten largest portfolio companies represented approximately 65% and 65%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned asset manager affiliate, represented 16.6% and 22% of the total fair value of the Company’s investments at June 30, 2011 and December 31, 2010, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 26% and 30% of the total fair value of the Company’s investments at June 30, 2011 and December 31, 2010, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of June 30, 2011 and December 31, 2010, the Company had approximately $45 million and $45 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of June 30, 2011 was approximately $64 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $19 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2010, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $22 million.

In May, 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”).  The Company purchased the Katonah 2007-1 B-2L for 10% of the par value.  The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of June 30, 2011 were approximately $8 million, $1 million, and $7 million, respectively.  At December 31, 2010, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $8 million, $1 million, and $7 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and are making their required quarterly distributions.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of June 30, 2011 (unaudited) and December 31, 2010, respectively:

As of June 30, 2011 (unaudited)
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$39,539,741	$—	$39,539,741
Debt securities	—	—	113,443,543	113,443,543
CLO Fund securities	—	—	52,361,000	52,361,000
Equity securities	—	—	6,720,532	6,720,532
Asset manager affiliate	—	—	42,201,000	42,201,000

As of December 31, 2010
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$930,536	$—	$930,536
Debt securities	—	—	91,042,928	91,042,928
CLO Fund securities	—	—	53,031,000	53,031,000
Equity securities	—	—	4,688,832	4,688,832
Asset manager affiliate	—	—	41,493,000	41,493,000

As a BDC, it is required that the Company invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information.  As a result, most, if not all, of the Company’s investments at any given time will likely be deemed Level III investments. The Company believes that investments classified as Level III for Fair Value Measurements and Disclosures have a further hierarchal framework which prioritizes and ranks such valuations based on the degree of independent and observable inputs, objectivity of data and models and the level of judgment required to adjust comparable data.  The hierarchy of such methodologies are presented in the above table and discussed below in descending rank.

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

In 2010, the Company engaged an independent valuation firm to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs, and calculations as a reasonable method to determine CLO fair values in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors.  Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period.  Third party valuations were performed on approximately 14% of investments at fair value as of June 30, 2011.  These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Six Months Ended June 30, 2011 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	53,483	39,738	—	—	93,221
Purchases	49,236,831	—	2,858,387	—	52,095,218
Sales	(28,062,998)	(1,935,000)	(141,769)	(149,213)	(30,288,980)
Total loss realized and unrealized included in earnings	1,173,299	1,225,262	(684,918)	857,213	2,570,856
Balance, June 30, 2011	$113,443,543	$52,361,000	$6,720,532	$42,201,000	$214,726,075
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$13,718,113	$2,440,262	$(684,918)	$857,213	$16,330,670

	Year Ended December 31, 2010
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	381,677	85,149	—	—	466,826
Purchases	9,981,426	—	1,927,366	3,780,817	15,689,609
Sales	(208,820,374)	—	—	—	(208,820,374)
Total loss realized and unrealized included in earnings	(7,856,330)	3,974,851	(1,951,780)	(20,352,537)	(26,185,796)
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$9,196,912	$3,974,851	$(1,142,038)	$(20,352,537)	$(8,322,812)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Katonah Debt Advisors is a wholly-owned portfolio company.  Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At June 30, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $42 million.

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

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy.   On February 4, 2011, Katonah Debt Advisors entered to an Asset Purchase Agreement with a third-party buyer controlled by a former Katonah Debt Advisors employee to sell substantially all of the Scott’s Cove assets for a purchase price of $25,000. The transaction closed on February 28, 2011. At closing, Katonah Debt Advisors and the buyer entered into a Services Agreement, pursuant to which the buyer paid to Katonah Debt Advisors $225,000 for certain transitional services to be provided by Katonah Debt Advisors (including access to office space, secretarial services and information technology support) and agreed to pay an additional amount of $75,000 on each of the first and second anniversaries of the closing date (subject to, in the case of the first payment, deferment for up to one year under certain circumstances). Katonah Debt Advisors’ obligation to provide transitional services under the Services Agreement continued through June 30, 2011.  At closing, Katonah Debt Advisors and the employees that formerly managed the Scott’s Cove assets also entered into employee termination agreements, whereby they agreed to terminate their employment with Katonah Debt Advisors and to relinquish all claims against Katonah Debt Advisors or its affiliates.

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager.  For the six months ended June 30, 2011, Katonah Debt Advisors had approximately $840,000 of pre-tax net income before net capital losses and distributions of $650,000 to the Company.  For the six months ended June 30, 2010, Katonah Debt Advisors earned approximately $1 million of pre-tax net income and made distributions of $1.5 million to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is primarily based on an analysis of both a percentage of its assets under management and Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology.  For the six months ended June 30, 2011, Katonah Debt Advisors had an increase in fair value of approximately $708,000.

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

At June 30, 2011 and December 31, 2010 there were no intercompany balances with our affiliates.

6. BORROWINGS

The Company’s debt obligations consist of the following:
	As of June 30, 2011 (unaudited)	As of December 31, 2010

Convertible Senior Notes, due March 15, 2016	60,000,000	-
Secured credit facility, due February 28, 2011(1)	-	86,746,582

(1)	February 28, 2011 was the maturity date as established by a Forbearance and Settlement Agreement dated September 20, 2010. This borrowing was fully repaid on January 31, 2011.

Secured Credit Facility

At December 31, 2010, the Company had a secured credit facility with an outstanding balance of $86,746,582.

On January 31, 2011, the Company repaid in full the outstanding balance under this facility, resulting in the lenders’ release to the Company of approximately $73 million of collateral previously securing the facility, and the lenders also paid a $2 million cash settlement to the Company.

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

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.3 million of debt offering costs which are being amortized over the term of the facility on a straight-line basis, which approximates the effective yield method, of which approximately $2.2 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated.  There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

For the period from March 11, 2011 (the date of issuance of the notes) to June 30, 2011, the Company recorded approximately $1.7 million of interest costs and amortization of financing costs as interest expense.

Fair Value of Convertible Senior Notes.  The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes.  The fair value of the Company’s outstanding Convertible Senior Notes was approximately $62.4 Million at June 30, 2011.  The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

7. DISTRIBUTABLE TAX INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2011). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a US federal excise tax for the calendar year 2011.

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2011:

Six Months Ended June 30, 2011
(unaudited)

Net increase in net assets resulting from operations	$10,478,463
Net change in unrealized (appreciation) depreciation from investments	(16,330,670)
Excess capital losses over capital gains	13,759,814
Income not on GAAP books currently taxable	59,205
Income not currently taxable	(58,367)
Expenses not currently deductible	358,821
Expenses not on GAAP books currently deductible	(3,978)

Taxable income before deductions for distributions	$8,263,288

Taxable income before deductions for distributions per weighted average shares for the period	$0.36

For the quarter ended June 30, 2011, the Company declared a dividend on June 13, 2011 of $0.17 per share for a total of approximately $4 million. The record date was July 8, 2011 and the dividend was distributed on July 29, 2011.

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

At June 30, 2011, the Company had a net capital loss carryforward of $45 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both June 30, 2011 and December 31, 2010, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $160,000 had been funded as of June 30, 2011 and $1 million had been funded as of December 31, 2010.

The Company and certain directors and officers are named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements.  The federal court consolidated the three lawsuits and appointed a lead plaintiff under the Private Securities Litigation Reform Act on March 21, 2011, and lead plaintiff filed a consolidated amended complaint on May 11, 2011.  The Company moved to dismiss the consolidated amended complaint.  On July 28, 2011, the Court granted that motion and dismissed the consolidated amended complaint, giving the plaintiff until August 22, 2011 to file any further amended complaint.  The Company believes that the above-mentioned suit is without merit and will, if the plaintiff files an amended complaint, defend it vigorously.

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

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company issued 75,710 and 301,663 shares, respectively, of common stock under its dividend reinvestment plan.  For six months ended June 30, 2011, 4,000 shares of restricted stock were issued, 2,000 shares were exercised, and 2,334 shares of restricted stock were forfeited.  For the year ended December 31, 2010, the Company issued 103,519 shares of restricted stock for which 4,667 shares were forfeited and 64,667 shares were converted to common stock during the year due to vesting. The total number of shares issued and outstanding as of June 30, 2011 and December 31, 2010 was 22,841,172 and 22,767,130, respectively.

10. EQUITY INCENTIVE PLAN

During 2006 and as amended in 2008, the Company established the 2006 Equity Incentive Plan (as amended, the “Plan”) and reserved 2,000,000 shares of common stock for issuance under the Plan. The purpose of the Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted.

During 2008 and as amended in June 2011, the Company established a non-employee director plan (the “Amended and Restated Non-Employee Director Plan”). Pursuant to such amendment, the Company is permitted to issue restricted stock, and is no longer permitted to issue any options for common stock, of the Company to Non-Employee Directors. Options granted to Non-Employee Directors prior to the effectiveness of the Amended and Restated Non-Employee Director Plan remained outstanding in accordance with the terms of the Amended and Restated Non-Employee Director Plan as in place prior to such amendment.

Stock Options

During the years ended, December 31, 2009, and December 31, 2010, 20,000 options per year were granted to non-employee directors as partial annual compensation for their services as director. Each of these annual options grants have a vesting period by which 50% of such options vest on the grant date and 50% vest on the first grant date anniversary. The exercise price of these grants and other characteristics of these grants are as follows:

Options granted for the year ended:	Exercise Price	Exercise Period (years)	Risk Free Rate	Volatility Rate	Weighted Average Grant Date Fair Value per Share
December 31, 2009	$4.93	10	4.3%	41%	$0.90
December 31, 2010	$4.83	10	3.1%	59%	$1.46

On June 10, 2011, the Company’s shareholders approved the Amended and Restated Non-Employee Director Plan.  Accordingly, the previous annual grant of 20,000 options to non-employee directors was discontinued and replaced with an annual grant of 4,000 shares of restricted stock as partial annual compensation for the services of the non-employee directors.

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2010 through  June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value1
Options outstanding at January 1, 2010	40,000	$11.97
Granted	20,000	$4.93
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2010	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2011	60,000	$7.24	8.0	$122,800

Total vested at June 30, 2011	50,000	$7.73	7.8

1	Represents the difference between the market value of shares of the Company upon exercise of the options at June 30, 2011 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the six months ended June 30, 2011 and June 30, 2010, the Company recognized non-cash compensation expense related to stock options of approximately $7,000 and $4,000, respectively. At June 30, 2011, the Company had approximately $1,000 of remaining compensation cost related to unvested stock-based awards expected to be recognized by the Company over a weighted average period of 0.08 years.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Plan, as amended and the Board of Directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. On July 22, 2010 and August 5, 2009, the Board of Directors approved the grant of an additional 103,519 and 84,889 shares of restricted stock, respectively, to a certain executive officer of the Company.  Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled.  The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options.  Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock.  As of June 30, 2011, 190,000 of such shares were vested and converted to common shares, and 45,332 of such shares had yet to vest.  The remaining 23,668 shares have been forfeited.

On June 10, 2011, the Company’s shareholders approved the Amended and Restated Non-Employee Director Plan, as amended and the Board of Directors approved the grant of awards of 4,000 shares of restricted stock to the non-employee directors of the Company as partial annual compensation for their services as director.  Such awards of restricted stock will vest as to 50% of the shares on the grant date and the remaining 50% of the shares on the first anniversary of the grant date.

During the six months ended June 30, 2011, 52,124 shares of restricted stock were vested and converted to common shares.  As of June 30, 2011, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 60,000 shares of common stock outstanding and there were 285,866 shares of restricted stock outstanding.  Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2010 through June 30, 2011 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at December 31, 2009	302,139	$9.63
Granted	103,519	$4.83
Vested	(64,667)	$10.39
Forfeited	(4,667)	$—
Unvested shares outstanding at December 31, 2010	336,324	$8.01
Granted	4,000	$28
Vested	(52,124)	$—
Forfeited	(2,334)	$9.67
Outstanding at June 30, 2011	285,866	$7.29

Total unvested shares at June 30, 2011	240,534	$7.29

For the six months ended June 30, 2011, non-cash compensation expense related to restricted stock was approximately $451,000; of this amount approximately $371,000 was expensed at the Company and approximately $80,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the six months ended June 30, 2010, non-cash compensation expense related to restricted stock was approximately $436,000; of this amount approximately $296,000 was expensed at the Company and approximately $140,000 was a reimbursable expense allocated to Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2011, there was approximately $940,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted average period of 2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the six months ended June 30, 2011 and 2010 the Company made contributions to the 401K Plan of approximately $13,000 and $19,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the six months ended June 30, 2011, the Company made a $69,000 contribution to the Pension Plan and no contribution to the Pension Plan for the six months ended June 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “Kohlberg Capital,” “Company,” “we,” “us,” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. (collectively with related affiliates, controlled by the Company, “Katonah Debt Advisors”), and related companies, unless the context otherwise requires.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Kohlberg Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of funds under our credit facility, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing.  As of June 30, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value (“NAV”) per share of our common stock at June 30, 2011 was $8.52. On June 30, 2011, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $7.95.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value per share was $8.52 and $8.21 as of June 30, 2011 and December 31, 2010, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholder’s equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2011 (unaudited)		December 31, 2010
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$2,467,764	$0.11	$720,225	$0.03
Investments in money market accounts	37,071,977	1.62	210,311	0.01
Investments in debt securities	113,443,543	4.97	91,042,928	4.00
Investments in CLO Fund securities	52,361,000	2.29	53,031,000	2.33
Investments in equity securities	6,720,532	0.29	4,688,832	0.21
Investments in asset manager affiliates	42,201,000	1.85	41,493,000	1.82
Cash	416,644	0.02	10,175,488	0.45
Restricted Cash	—	-	67,023,170	2.93
Other assets	6,096,143	0.27	11,437,732	0.50
Total Assets	$260,778,603	$11.42	$279,822,686	$12.28
Borrowings	$—	$-	$86,746,582	$3.81
Other liabilities	6,186,684	0.27	6,150,437	0.27
Convertible Senior Notes	60,000,000	2.63	—	—
Total Liabilities	$66,186,684	$2.90	$92,897,019	$4.08
NET ASSET VALUE	$194,591,919	$8.52	$186,925,667	$8.21

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

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of June 30, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 424%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Investment Portfolio Summary Attributes as of and for the Six Months ended June 30, 2011

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings under the Facility and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $7 million, which comprises approximately 3% of our investment portfolio.  Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Investments and Operations” for a more detailed description) as of and for the six months ended June 30, 2011:

Debt Securities

•	represent approximately 44% of total assets;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (28% and 58% of debt securities, respectively);

•	spread across 20 different industries and 32 different entities;

•	average balance per investment of approximately $4 million;

•	all but four issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and

•	weighted average interest rate of 8.9% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to June 30, 2011 unless otherwise specified)

•	represent approximately 20% of total assets at June 30, 2011;

•	85% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 15% of CLO Fund securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	nine different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and

•	one CLO Fund security, not managed by Katonah Debt Advisors, representing a fair value of $1,000 is not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 16% of total assets;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	has approximately $1.9 billion of par value assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the six months ended June 30, 2011, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $840,000; and

•	for the six months ended June 30, 2011, Katonah Debt Advisors made a distribution of $650,000 to the Company in the form of a dividend which is recognized as current earnings to the Company.
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

Net Change in Unrealized Depreciation on Investments

During the three and six months ended June 30, 2011, the Company’s investments had a net increase in unrealized appreciation of approximately $9.9 million and $16 million, respectively; during three and six months ended June 30, 2010, the Company’s investments had a net decrease in unrealized appreciation of approximately $554,000 and an increase of $734,000, respectively.

The net change in unrealized appreciation  of approximately $9.9 million for the three months ended June 30, 2011 is primarily due to (i) one investment position with a cost basis of approximately $10.7 million and fair value of $250,000 as of March 31, 2011 that was written off which resulted in a decrease to unrealized depreciation on debt securities of approximately $10.5 million (additional fair value adjustments of approximately $500,000 further increased the unrealized appreciation on debt securities for the period for a total of approximately $11 million); (ii) one CLO Fund security with a cost basis of approximately $3.2 million and a fair value of $1.9 million as of March 31, 2011 that was sold which resulted in a decrease to unrealized depreciation on CLO Fund securities managed by non-affiliates of approximately $1.3 million, offset by an increase in unrealized depreciation of approximately $1.7 million on the remaining CLO Fund securities; and (iii) an approximate decrease of $670,000 in the fair value of equity securities.

The reduction in unrealized depreciation for the write off of the debt security and the sale of the CLO Fund security is offset by an increase to realized losses of approximately $12.0 million with a net decrease in net asset value for the three months ended June 30, 2011 of approximately $200,000.

For the six months ended June 30, 2011, the net change of approximately $16.3 million in unrealized appreciation is primarily due to (i) one investment position with a cost basis of approximately $10.7 million and fair value of $250,000 as of March 31, 2011 that was written off which resulted in a decrease to unrealized depreciation on debt securities of approximately $10.5 million (additional fair value adjustments of approximately $3.2 million further increased the unrealized appreciation on debt securities for the period for a total of approximately $13.7 million); (ii) one CLO Fund security with a cost basis of approximately $3.2 million and a fair value of $1.9 million as of March 31, 2011 that was sold which resulted in a decrease to unrealized depreciation on CLO Fund securities managed by non-affiliates of approximately $1.3 million, along with an additional increase in unrealized appreciation of approximately $1.2 million on the remaining CLO Fund securities; (iii) an approximate decrease in unrealized depreciation of $680,000 in equity securities; and (iv) a net increase of approximately $860,000 in the unrealized appreciation of Katonah Debt Advisors.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended June 30, 2011 and 2010 was an increase of approximately $874,000 and a decrease of $6 million, respectively, or an increase of $0.04 and a decrease of $0.25 per share, respectively.

The net change in stockholders’ equity resulting from operations for the six months ended June 30, 2011 and 2010 was an increase of approximately $10 million and a decrease of $4 million, respectively, or an increase of $0.46 and a decrease of $0.18 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments.  For the three months ended June 30, 2011, net investment income and realized loss was approximately $9 million, or $0.40 per share.  For the six months ended June 30, 2011 net investment income and realized losses was approximately $6 million, or $0.26 per share.  For the three and six months ended June 30, 2010, net investment income and realized loss was approximately $5 million and $5 million, or $0.23 and $0.21, per share, respectively.

Dividends

For the three months ended June 30, 2011, we declared a $0.17 dividend per share. As a result, there was a dividend distribution of approximately $4 million for the second quarter declaration, which was booked in the third quarter.  We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

	Dividend	Declaration Date	Record Date	Pay Date
2011:
Second quarter	$0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011

Total declared for 2011	$0.34

2010:
Fourth quarter	$0.17	12/13/2010	12/24/2010	1/29/2011
Third quarter	0.17	9/20/2010	10/8/2010	10/29/2010
Second quarter	0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010

Total declared for 2010	$0.68

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the six months ended June 30, 2011, Katonah Debt Advisors had approximately $840,000 of pre-tax net income before net capital losses and made distributions of $650,000 to us.  For the six months ended June 30, 2010, Katonah Debt Advisors earned approximately $1 million of pre-tax net income and made no distributions to us; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.  It is anticipated that Katonah Debt Advisors will make further dividend distribution(s) to us during 2011.

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

The following table shows the Company’s portfolio by security type at June 30, 2011 and December 31, 2010:

	June 30, 2011 (unaudited)			December 31, 2010
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$2,467,764	$2,467,764	1%	$720,225	$720,225	-%
Money Market Account	37,071,977	37,071,977	19	210,311	210,311	-
Senior Secured Loan	40,496,335	31,871,033	17	34,183,551	22,001,256	12
Junior Secured Loan	79,012,763	65,632,462	34	76,896,867	63,944,003	34
Mezzanine Investment	10,913,388	10,913,080	6	10,744,496	250,000	-
Senior Subordinated Bond	4,405,525	4,643,648	2	4,320,596	4,490,709	3
CLO Fund Securities	65,169,936	52,361,000	27	68,280,200	53,031,000	28
Equity Securities	16,199,845	6,720,532	3	13,232,266	4,437,871	3
Preferred	400,000	383,320	-	650,961	607,921	-
Affiliate Asset Managers	44,383,115	42,201,000	22	44,532,329	41,493,000	22

Total	$300,520,648	$254,265,816	131%	$253,771,802	$191,186,296	102%

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

We employ a disciplined approach in the selection and monitoring of our investments. Generally, we target investments that will provide a current return through interest income to provide for stability in our net income and place less reliance on realized capital gains from our investments. Our investment philosophy is focused on preserving capital with an appropriate return profile relative to risk. Our investment due diligence and selection generally focuses on an underlying issuer’s net cash flow after capital expenditures to service its debt rather than on multiples of net income, valuations or other broad benchmarks which frequently miss the nuances of an issuer’s business and prospective financial performance. We also generally avoid concentrations in any one industry or issuer. We manage risk through a rigorous credit and investment underwriting process and an active portfolio monitoring program.

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

At June 30, 2011 and June 30, 2010, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.9% and 6.4%, respectively.

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at June 30, 2011 was spread across 20 different industries and 32 different entities with an average balance per entity of approximately $4 million. As of June 30, 2011, all but four of our portfolio companies (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the U.S., which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At June 30, 2011, approximately 21% of our total assets were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S.). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At June 30, 2011, our ten largest portfolio companies represented approximately 65% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 16.6% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 26% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2011, we had approximately $52 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund investments as of June 30, 2011 and December 31, 2010 are as follows:

			June 30, 2011 (unaudited)		December 31, 2010
CLO Fund Securities	Investment	%1	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,722,913	$3,310,000	$4,720,982	$3,150,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	520,000	4,500,000	470,000
Katonah IV, Ltd.4	Preferred Shares	17.1	-	-	3,150,000	1,300,000
Katonah V, Ltd.3	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.2	Subordinated Securities	16.4	4,500,000	2,560,000	4,500,000	2,090,000
Katonah VIII CLO Ltd.2	Subordinated Securities	10.3	3,400,000	2,110,000	3,400,000	1,690,000
Katonah IX CLO Ltd.2	Preferred Shares	6.9	2,000,000	1,400,000	2,000,000	1,300,000
Katonah X CLO Ltd.2	Subordinated Securities	33.3	11,622,108	9,270,000	11,612,677	8,820,000
Katonah 2007-1 CLO Ltd.2	Preferred Shares	100.0	30,008,460	25,540,000	29,987,959	26,200,000
Katonah 2007-1 CLO Ltd.2	Class B-2L Notes	100.0	1,096,455	7,650,000	1,088,582	8,010,000
Total			$65,169,936	$52,361,000	$68,280,200	$53,031,000

¹ Represents percentage of class held.
² An affiliate CLO Fund managed by Katonah Debt Advisors.
³ As of June 30, 2011, this CLO Fund security was not providing a dividend distribution.
4 Katonah IV, Ltd. was sold during the quarter ended June 30, 2011.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of June 30, 2011:

CLO Fund Securities1	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	296	236	33	$950,066	$1,191,608
Katonah III, Ltd.	174	92	24	1,561,263	2,952,823
Katonah V, Ltd.	207	100	30	410,020	848,742
Katonah VII CLO Ltd.	224	171	32	1,412,733	1,850,598
Katonah VIII CLO Ltd.	246	189	32	1,444,171	1,879,715
Katonah IX CLO Ltd.	253	198	31	1,559,582	1,992,799
Katonah X CLO Ltd.	257	203	30	1,799,611	2,278,325
Katonah 2007-1 CLO Ltd.	227	180	31	1,288,546	1,625,000

 ¹ All data from most recent Trustee reports as of June 30, 2011.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of June 30, 2011 were approximately $8 million, $1 million, and $7 million, respectively, and at December 31, 2010, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $8 million, $1 million, and $7 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

All CLO Funds managed by Katonah Debt Advisors are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to Katonah Debt Advisors. With the exception of the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of June 30, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management on which it earns management fees, and was valued at approximately $42 million.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2011 (unaudited) and for the year ended December 31, 2010 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
2010 Activity:
Purchases / originations /draws	$9,981,426	$—	$1,927,366	$3,780,817	$15,689,609
Pay-downs / pay-offs / sales	(208,820,375)	—	—	—	(208,820,375)
Net accretion of discount	381,676	85,150	—	—	466,826
Net realized losses	(17,053,242)	—	(809,742)	—	(17,862,984)
Increase (decrease) in fair value	9,196,912	3,974,850	(1,142,038)	(20,352,537)	(8,322,813)

Fair Value at December 31, 2010	91,042,928	53,031,000	4,688,832	41,493,000	190,255,758
Year to Date 2011 Activity:
Purchases / originations /draws	49,236,831	—	2,858,387	—	52,095,218
Pay-downs / pay-offs / sales	(28,062,998)	(1,935,000)	(141,769)	(149,213)	(30,288,980)
Net accretion of discount	53,483	39,738	—	—	93,221
Net realized losses	(12,544,814)	(1,215,000)	—	—	(13,759,814)
Increase (decrease) in fair value	13,718,113	2,440,262	(684,918)	857,213	16,330,670
Fair Value at June 30, 2011	$113,443,543	$52,361,000	$6,720,532	$42,201,000	$214,726,075

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2011 and 2010.

Investment Income

Investment income for the three months ended June 30, 2011 and 2010 was approximately $6 million and $7 million, respectively. Of these amounts, approximately $2 million and $3 million was attributable to interest income on our loan and bond investments, respectively. The decrease in interest income on our loan and bond portfolio is primarily due to reduced loan and bond investment balances as a result of the sale, prepayment and amortization of such investments since March 31, 2010. Rather than reinvest such proceeds, such proceeds were used primarily to fully repay, on January 31, 2011, the outstanding balance of our secured credit facility which had a balance of $199 million at March 31, 2010. For the three months ended June 30, 2011 and 2010, approximately $4 million and $2 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

Investment income for the six months ended June 30, 2011 and 2010 was approximately $14 million and $14 million, respectively. Of these amounts, approximately $4 million and $8 million was attributable to interest income on our loan and bond investments, respectively. For the six months ended June 30, 2011 and 2010, approximately $7 million and $5 million, respectively, of investment income is attributable to dividends earned on CLO equity investments. The increase in income attributable to dividends earned on CLO equity investments is due to the enhanced financial performance of such investments and their resultant distributions to us. At June 30, 2010, approximately 13% of our total CLO Fund securities at fair value made no distributions to us as compared to nearly 100% of total CLO Fund securities making distributions to us as of June 30, 2011.

During the three months ended March 31, 2011, we received a $2 million cash settlement to settle litigation previously initiated by us against the lenders related to our secured credit facility which we fully repaid on January 31, 2011. Upon receipt, this settlement was recognized as other income during the three months ended March 31, 2011.

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

Dividends from Affiliate Asset Manager

As of June 30, 2011, our investment in Katonah Debt Advisors was approximately $42 million. For the three months ended June 30, 2011 and 2010, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $420,000 and $470,000, respectively. For the six months ended June 30, 2011 and 2010, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $840,000 and $1 million, respectively. For the three months ended June 30, 2011 and 2010, Katonah Debt Advisors made distributions of net income of $650,000 and $1.5 million, respectively. For the six months ended June 30, 2011 and 2010, Katonah Debt Advisors made distributions of net income of $650,000 and $1.5 million, respectively.

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

Expenses

Total expenses for the three months ended June 30, 2011 and 2010 were approximately $3 million and $7 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $1 million and $2 million, respectively, on average debt outstanding of $60 million and $171 million, respectively. Approximately $1 million and $816,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended June 30, 2011 and 2010. For the three months ended June 30, 2011, other expenses included approximately $628,000 for professional fees, insurance, administrative and other. For the three months ended June 30, 2010, other expenses included approximately $4 million for professional fees, insurance, administrative and other. For the three months ended June 30, 2011 and 2010, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $218,000 and $324,000, respectively.

Total expenses for the six months ended June 30, 2011 and 2010 were approximately $6 million and $11 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $2 million and $5 million, respectively, on average debt outstanding of $48 million and $187 million, respectively. Approximately $2 million and $2 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the six months ended June 30, 2011 and 2010. For the six months ended June 30, 2011, other expenses included approximately $2 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2010, other expenses included approximately $5 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2011 and 2010, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $530,000 and $614,000, respectively.

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

Professional fee expenses for the three and six months ended June 30, 2011 are lower by approximately $3.1 and $2.9 million, respectively, relative to the same prior year period primarily due to a significant increase in professional fees during the three and six months ended June 30, 2010 related to legal proceedings, our complaint against our lenders, and additional legal, accounting, and valuation costs related to the restatement of our year-end 2008 and first-and second-quarter 2009 financial statements.

Net Unrealized Appreciation on Investments

During the three months ended June 30, 2011 and 2010, our total investments had an increase in net unrealized appreciation of approximately $9.9 million, and a decrease of approximately $554,000, respectively. For the three months ended June 30, 2011 and 2010, Katonah Debt Advisors had an increase in unrealized appreciation of approximately $15,000 and a decrease of $2 million, respectively. For the three months ended June 30, 2011 and 2010, investments in equity securities had unrealized depreciation due to fair value adjustments of approximately $670,000 and $20,000, respectively.

For the three months ended June 30, 2011, one investment position with a cost basis of approximately $10.7 million and a fair value of $250,000 as of March 31, 2011 was written off which resulted in a decrease to unrealized depreciation on debt securities of approximately $10.5 million (additional fair value adjustments of approximately $500,000 further increased the unrealized appreciation on debt securities for the period for a total of approximately $11.0 million). For the three months ended June 30, 2011, one CLO Fund security with a cost basis of approximately $3.2 million and a fair value of $1.9 million as of March 31, 2011 was sold which resulted in a decrease to unrealized depreciation on CLO Fund securities managed by non-affiliates of approximately $1.3 million (the security was sold for $45,000 over the fair value at March 31, 2011). The reduction in unrealized depreciation for the write off of the debt security and the sale of the CLO Fund security is offset by an increase to realized losses of approximately $12.0 million with a net decrease in net asset value for the three months ended June 30, 2011 of approximately $200,000.

During the six months ended June 30, 2011 and 2010, our total investments had an increase in net unrealized appreciation of approximately $16 million, and $734,000, respectively. For the six months ended June 30, 2011, Katonah Debt Advisors had a change in unrealized appreciation of approximately $857,000.

Net changes in unrealized appreciation/depreciation on debt securities and CLO Fund securities managed by non-affiliate for the six months ended June 30, 2011, are primarily the result of the activities noted above for the three months ended June 30, 2011 in addition to fair value adjustments for the period. Realized losses from investment transactions for the six months ended June 30, 2011, are primarily the result of the activities noted above for the three months ended June 30, 2011.

 For the six months ended June 30, 2010, Katonah Debt Advisors had a change in unrealized depreciation of $6.9 million offset by a change in unrealized appreciation of approximately $7.7 million on debt securities, equity securities and CLO Fund securities in our investment portfolio.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three and six months ended June 30, 2011 was approximately $874,000 and $10 million, respectively, or an increase of $0.04 and $0.46 per share. The net decrease in stockholders’ equity resulting from operations for the three months ended June 30, 2010 was approximately $6 million or $0.25. The net decrease in stockholders’ equity resulting from operations for the six months ended June 30, 2010 was approximately $4 million or $0.18 per share.

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

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200% immediately after such issuance. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test.

As of June 30, 2011 and December 31, 2010 the fair value of investments and cash were as follows:

	Investments at Fair Value
	June 30, 2011	December 31, 2010
Security Type	(unaudited)

Cash	$416,644	$10,175,488
Time Deposits	2,467,764	720,225
Money Market Accounts	37,071,977	210,311
Senior Secured Loan	31,871,033	22,001,256
Junior Secured Loan	65,632,462	63,944,003
Mezzanine Investment	10,913,080	250,000
Senior Subordinated Bond	4,643,648	4,490,709
CLO Fund Securities	52,361,000	53,031,000
Equity Securities	6,720,532	4,437,871
Preferred	383,320	607,921
Affiliate Asset Managers	42,201,000	41,493,000
Total	$254,682,460	$201,361,784

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of June 30, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 424%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

As of June 30, 2011, we had total outstanding indebtedness of $60 million at a fixed rate of interest of 8.75%. As of June 30, 2011, we had cash and time deposits of approximately $40 million which will fund future investments and operational needs.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both June 30, 2011 and December 31, 2010, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $160,000 had been funded as of June 30, 2011 and $1 million had been funded as of December 31, 2010. As of June 30, 2011 and December 31, 2010, we had committed to make no investments in delayed draw senior secured loans.

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

Effective January 1, 2008 we adopted Fair Value Measurements and Disclosures, which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2011, four issuers representing 1% of our total investments at fair value were on non-accrual status. As of December 31, 2010, five issuers representing 4% of our total investments at fair value were on non-accrual status.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Plan to officers and employees for services rendered to us. We follow Compensation – Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants.

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

In May 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2011, approximately 79% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2011, we had $60 million of borrowings outstanding at a fixed rate of 8.75%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2011 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $800,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $800,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2011.

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

In 2010, we engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that our CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. Third party valuations were performed on approximately 14% of investments at fair value as of June 30, 2011. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, the Company had no changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Class Actions against the Company and Certain Directors and Officers

The Company and certain directors and officers are named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions allege violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements.  The federal court consolidated the three lawsuits and appointed a lead plaintiff under the Private Securities Litigation Reform Act on March 21, 2011, and lead plaintiff filed a consolidated amended complaint on May 11, 2011.  The Company moved to dismiss the consolidated amended complaint.  On July 28, 2011, the Court granted that motion and dismissed the consolidated amended complaint, giving the plaintiff until August 22, 2011 to file any further amended complaint. The Company believes that the above-mentioned suit is without merit and if the plaintiff files an amended complaint, will defend it vigorously.

SEC Investigation

On January 11, 2010, the staff of the SEC’s Division of Enforcement informed the Company that it was conducting an informal inquiry. The focus of the inquiry concerns the valuation methodology and procedures used by the Company to value its investments. On April 30, 2010, the SEC Staff advised the Company that a formal order of private investigation had been issued and that the informal inquiry was now a formal investigation. A subpoena has been issued to the Company in connection with the formal investigation. The subpoena requests that the Company produce documents that primarily relate to the valuation methodology and procedures used by the Company to value its investments. Since January 2010, the Company has been providing documents in response to the informal inquiry and the subpoena, and the SEC Staff has taken testimony from Company representatives. The Company is cooperating fully with the SEC Staff’s investigation. The Company cannot predict the outcome of, or the time frame for, the conclusion of this investigation.

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

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2010 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or any risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the net asset value and trading price of our common stock could decline, and you may lose all or part of your investment. Other than described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We have issued senior securities, and in the future may borrow from, or issue additional senior securities (such as preferred or convertible securities or the senior debt securities) to, banks and other lenders and investors, including debt guaranteed by the Small Business Administration (“SBA”). Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. Leverage is generally considered a speculative investment technique. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our common stock to increase more sharply than it would have had we not incurred leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not incurred leverage. Similarly, any increase in our consolidated income in excess of consolidated interest payable on our outstanding indebtedness would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock dividend payments. There can be no assurance that our leveraging strategy will be successful.

As of June 30, 2011, we had $60 million in aggregate principal amount of our 8.75% convertible senior notes due 2016 outstanding. We may incur additional indebtedness in the future, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the convertible senior notes interest rate of 8.75% as of June 30, 2011, together with (a) total value of our net assets of $260.8 million as of June 30, 2011, (b) $60 million of principal indebtedness outstanding as of June 30, 2011 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-17%	-12%	-7%	-2%	3%	8%	13%

(1)
The assumed portfolio return is required by SEC rules and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time. Actual returns may be greater or smaller than those appearing in the table.

(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets of $260.8 million at June 30, 2011 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the convertible senior notes interest rate of 8.75% as of June 30, 2011 by the $60 million of principal indebtedness outstanding as of June 30, 2011) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of June 30, 2011 to determine the “Corresponding Return to Common Stockholders.”

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of June 30, 2011, our asset coverage ratio was 424%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

•	there is a likelihood of greater volatility of net asset value and market price of our common stock than without leverage;

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

If we have to sell assets at a loss to redeem or pay interest on our outstanding indebtedness or for other reasons, our net asset value will be reduced and may not fully recover. We cannot be sure that our leverage will not have a material adverse effect on us. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use some or all of the proceeds thereof to repay our outstanding indebtedness.

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

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due 2016 (“Convertible Senior Notes”).  On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount. Kohlberg Capital offered and sold the Convertible Senior Notes to JMP Securities LLC, as initial purchaser, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, for resale by the initial purchaser to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

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

KOHLBERG CAPITAL CORPORATION

Date: August 5, 2011	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Secretary and Treasurer
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