Form 10-Q
period 2011-09-30
Kohlberg Capital CORP
filed 2011-11-09
CIK 1372807

The following items are the subject of a Form 12b-25 and are not included herein: separate summarized consolidated financial information of Katonah Debt Advisors, L.L.C. and related affiliates controlled by the registrant to the extent required by Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X to be included in Part I, Item 1, and the exhibits required by Item 601(b)(32) of Regulation S-K to be included in Part II, Item 6.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 814-00735

Kohlberg Capital Corporation
(Exact name of Registrant as specified in its charter)

Delaware	20-5951150
(State or other jurisdicton of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

295 Madison Avenue, 6th Floor
New York, New York 10017
(Address of principal executive offices)

(212) 455-8300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of outstanding shares of common stock of the registrant as of November 9, 2011 was 22,886,769.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Kohlberg Capital Corporation (the “Company”) for the three and nine months ended September 30, 2011 does not contain separate summarized financial information of the Company’s wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. and related affiliates controlled by the Company (collectively, “KDA”), that may be required to be included in this Quarterly Report in accordance with Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X promulgated by the Securities and Exchange Commission (“Regulation S-X”).  As previously announced on November 9, 2011, the Company is evaluating whether, in accordance with Rule 3-09 of Regulation S-X, separate financial statements of KDA are required to be filed with respect the fiscal year ended December 31, 2010 and separate summarized financial information of KDA is required to be filed with respect to the quarterly periods in fiscal 2011, including the quarterly period ended September 30, 2011.  Because the evaluation requires the Company to perform the tests specified in Rule 1-02(w) of Regulation S-X using amounts determined under U.S. Generally Accepted Accounting Principles, the Company is required, in accordance with Accounting Standards Codification Topic 810 – Consolidation, to prepare financial statements of KDA for the fiscal year ended December 31, 2010 on a consolidated basis that includes the assets and liabilities of the collateralized loan obligation funds (“CLO Funds”) managed by KDA in order to perform the tests necessary to determine whether separate financial statements and separate summarized financial information of KDA are required to be filed and, if so, whether any of such financial statements are required to be audited.  As a result, significant work is required in order for the Company to make a final determination of the applicability of the requirements of Rules 3-09, 10-01, 4-08(g) and 1-02(bb) of Regulation S-X to KDA.  At this time, the evaluation has not been completed and is ongoing, and the Company has not reached any final conclusions.  However, the Company believes that it is likely that at least one of the conditions specified in Rule 1-02(w) of Regulation S-X will be met at the 20% level once the financial statements of KDA reflect the consolidation of the assets and liabilities of the CLO Funds managed by KDA.  Consequently, the Company expects to be required to file separate financial statements of KDA in accordance with Rule 3-09 of Regulation S-X and separate summarized financial information of KDA in accordance with Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X, including with respect to the quarterly period covered by this Quarterly Report on Form 10-Q.  Notwithstanding the foregoing, the Company expects that the inclusion of such separate financial statements and summarized financial information of KDA will not result in any restatement to the previously reported financial results of the Company, including the financial results included in this Quarterly Report on Form 10-Q.

In addition, due to the omission of the separate summarized financial information of KDA referred to above, the Company’s principal executive officer and principal financial officer are unable to provide the certifications required by Item 601(b)(32) of Regulation S-K with respect to this Quarterly Report on Form 10-Q.  The Company plans to file an amendment to this Quarterly Report on Form 10-Q to include any required separate summarized financial information of KDA as well as the exhibits required by Item 601(b)(32) of Regulation S-K as soon as practicable.

The Company’s independent registered public accounting firm has informed the Company that it is unable to complete its review of the Company’s interim financial statements as of September 30, 2011 and for the three- and nine-month periods then ended as required by Rule 10-01(d) of Regulation S-X until such time as the Company completes its evaluation of whether separate summarized financial information of KDA is required to be filed for the three- and nine-month periods ended September 30, 2011, and includes any such required separate summarized financial information of KDA in such financial statements. Accordingly, the accompanying financial statements as of September 30, 2011 and for the three- and nine-month periods then ended have not been reviewed by an independent registered public accounting firm in accordance with procedures specified by the PCAOB for a review of interim financial information notwithstanding the requirement to obtain such review pursuant to Rule 10-01(d) of Regulation S-X.

Cautionary Statement

The  information contained in this Quarterly Report on Form 10-Q is not complete for the reasons described above.  You should note that because the Company was not able to timely file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 with all required information included therein, the Company will not have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.  Filing of an amendment to this Quarterly Report to include any required separate summarized financial information of KDA and the exhibits required by Item 601(b)(32) of Regulation S-K when the independent registered public accountants’ review is complete would eliminate certain consequences of the deficient filing, but the Company would remain ineligible to use Form N-2 to register certain primary offerings of securities on a continuous or delayed basis pursuant to Rule 415 under the Securities Act of 1933, as amended, until all required reports under the Securities Exchange Act of 1934 have been timely filed by the Company for the 12 months prior to the filing of the registration statement for those securities.

As a result of the incomplete information included in this Quarterly Report, any decision you make to purchase, hold or sell the Company’s common stock may not be based on complete, current information about the Company.  The section entitled “Risk Factors” set forth below, and similar discussions in the Company’s other SEC filings, describe some of the important risk factors that may affect the Company’s business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, before deciding to purchase, hold or sell the Company’s common stock.

All statements included or referred to in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding the Company’s expectations regarding the filing of separate financial statements and separate summarized financial information of KDA. These forward-looking statements are based on the Company’s current expectations, estimates and projections, and certain assumptions made by the Company, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict.  These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of September 30, 2011	As of December 31, 2010
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2011 - $2,494,148; 2010 - $720,225)	$2,494,148	$720,225
Money market account (cost: 2011 - $34,265,352; 2010 - $210,311)	34,265,352	210,311
Debt securities (cost: 2011 - $144,158,603; 2010 - $126,545,510)	120,607,476	91,042,928
CLO Fund securities managed by non-affiliates (cost: 2011 - $12,543,733; 2010 - $15,690,982)	3,281,000	4,921,000
CLO Fund securities managed by affiliate (cost: 2011 - $52,647,488; 2010 - $52,589,218)	45,480,000	48,110,000
Equity securities (cost: 2011 - $16,199,845; 2010 - $13,483,227)	6,009,932	4,688,832
Asset manager affiliates (cost: 2011 - $44,338,439; 2010 - $44,532,329)	42,629,000	41,493,000
Total Investments at fair value	254,766,908	191,186,296
Cash	414,363	10,175,488
Restricted cash	—	67,023,170
Interest and dividends receivable	2,852,109	2,574,115
Receivable for open trades	—	7,681,536
Accounts Receivable	1,261,926	851,020
Other assets	2,377,156	331,061
Total assets	$261,672,462	$279,822,686

LIABILITIES
Borrowings	$—	$86,746,582
Convertible Senior Notes	60,000,000	—
Payable for open trades	8,660,540	—
Accounts payable and accrued expenses	3,277,489	2,337,767
Dividend payable	—	3,812,670
Total liabilities	$71,938,029	$92,897,019

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,886,769 and 22,767,130 common shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	$226,461	$224,274
Capital in excess of par value	284,276,107	282,794,025
Accumulated undistributed net investment income	5,105,105	818,664
Accumulated net realized losses	(47,992,538)	(34,325,792)
Net unrealized depreciation on investments	(51,880,702)	(62,585,504)
Total stockholders' equity	$189,734,433	$186,925,667

Total liabilities and stockholders' equity	$261,672,462	$279,822,686

NET ASSET VALUE PER COMMON SHARE	$8.29	$8.21

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Investment Income:
Interest from investments in debt securities	$2,830,422	$3,774,475	$6,853,370	$12,019,584
Interest from cash and time deposits	4,246	3,259	17,831	15,752
Dividends from investments in CLO Fund securities managed by non-affiliates	474,348	472,972	1,522,272	1,273,619
Dividends from investments in CLO Fund securities managed by affiliate	3,415,372	2,222,806	9,291,379	5,935,478
Dividends from affiliate asset manager	510,000	1,500,000	1,160,000	3,000,000
Capital structuring service fees	25,642	117,704	55,149	193,415
Other Income	—	—	2,000,000	—
Total investment income	7,260,030	8,091,216	20,900,001	22,437,848
Expenses:
Interest and amortization of debt issuance costs	1,430,520	1,623,305	3,157,750	6,723,587
Compensation	985,023	814,584	3,161,592	2,418,567
Professional fees	450,156	1,373,552	1,515,247	5,325,341
Insurance	126,006	105,985	359,241	306,752
Administrative and other	220,781	342,520	751,020	956,638
Total expenses	3,212,486	4,259,946	8,944,850	15,730,885
Net Investment Income	4,047,544	3,831,270	11,955,151	6,706,963
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	93,068	(3,046,761)	(13,666,746)	(10,752,567)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(1,766,660)	1,334,179	11,951,454	5,871,658
Equity securities	(710,600)	(565,094)	(1,395,518)	(574,190)
CLO Fund securities managed by affiliate	(3,070,465)	550,246	(2,688,272)	2,470,250
CLO Fund securities managed by non-affiliate	(550,820)	28,720	1,507,249	1,246,142
Affiliate asset manager investments	472,676	(5,451,872)	1,329,889	(12,383,575)
Net realized and unrealized appreciation (depreciation) on investments	(5,532,801)	(7,150,582)	(2,961,944)	(14,122,282)
Net Increase (Decrease) In Net Assets Resulting From Operations	$(1,485,257)	$(3,319,312)	$8,993,207	$(7,415,319)
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.06)	$(0.15)	$0.39	$(0.33)
Diluted:	$(0.06)	$(0.15)	$0.39	$(0.33)
Net Investment Income Per Common Share:
Basic:	$0.18	$0.17	$0.52	$0.30
Diluted:	$0.18	$0.17	$0.52	$0.30
Weighted Average Shares of Common Stock Outstanding—Basic	22,872,486	22,677,428	22,830,757	22,547,274
Weighted Average Shares of Common Stock Outstanding—Diluted	22,872,486	22,677,428	22,843,608	22,547,274

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Operations:
Net investment income	$11,955,151	$6,706,963
Net realized loss from investment transactions	(13,666,746)	(10,752,567)
Net change in unrealized appreciation (depreciation) on investments	10,704,802	(3,369,715)
Net increase (decrease) in net assets resulting from operations	8,993,207	(7,415,319)

Stockholder distributions:
Dividends from net investment income to common stockholders	(7,645,992)	(6,706,963)
Dividends in excess of net investment income to restricted stockholders	(22,718)	(32,335)
Common Stock Dividends in excess of net investment income	—	(844,488)
Net decrease in net assets resulting from stockholder distributions	(7,668,710)	(7,583,786)

Capital transactions:
Issuance of common stock for dividend reinvestment plan	883,385	1,216,946
Vesting of restricted stock	961	647
Stock based compensation	599,923	687,104
Net increase in net assets resulting from capital transactions	1,484,269	1,904,697

Net assets at beginning of period	186,925,667	213,895,723

Net assets at end of period (including undistributed net investment income of $5,105,105 in 2011 and accumulated distributions in excess of net investment income of ($449,558) in 2010)	$189,734,433	$200,801,315

Net asset value per common share	$8.29	$8.84
Common shares outstanding at end of period	22,886,769	22,708,399

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$8,993,207	$(7,415,319)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operations:
Net realized losses on investment transactions	13,666,746	10,752,567
Net change in unrealized (appreciation) depreciation on investments	(10,704,802)	3,369,715
Net accretion of discount on securities and loans	(159,797)	(371,110)
Amortization of debt issuance cost	22,908	561,251
Amortization of convertible notes offering cost	257,365	—
Purchases of investments	(106,339,832)	(33,790,481)
Capital distribution to (from) contribution to affiliate asset manager	193,889	(3,468,436)
Payment-in-kind interest income	(378,336)	(323,418)
Proceeds from sale and redemption of investments	56,483,598	103,683,805
Stock based compensation expense	599,923	687,104
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(277,994)	752,324
Increase in accounts receivable	(410,906)	—
Decrease in other assets	44,085	54,660
Decrease in due from affiliates	—	42,631
Increase (decrease) in accounts payable and accrued expenses	939,722	(1,238,012)
Net cash provided by (used in) operating activities	(37,070,224)	73,297,281

FINANCING ACTIVITIES:
Issuance of stock	—	647
Dividends paid in cash	(10,597,035)	(10,778,426)
Cash paid on repayment of debt	(86,746,582)	(80,891,214)
Convertible notes offering costs	(2,370,454)	—
Issuance of Convertible Senior Notes	60,000,000	—
Decrease in restricted cash	67,023,170	16,456,420
Net cash provided by (used in) financing activities	27,309,099	(75,212,573)

CHANGE IN CASH	(9,761,125)	(1,915,292)
CASH, BEGINNING OF PERIOD	10,175,488	4,140,408
CASH, END OF PERIOD	$414,363	$2,225,116

Supplemental Information:
Interest paid during the period	$2,745,968	$6,658,492
Non-cash dividends paid during the period under the dividend reinvestment plan	$884,346	$1,216,946

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of September 30, 2011
(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 4.8% Cash, Due 6/13	$680,000	$677,199	$623,036
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.2% Cash, Due 6/14	5,000,000	5,000,000	4,902,000
Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,977,500	2,994,541	2,871,799
Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 4/14	2,982,892	3,003,762	2,994,078
Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,268,266	1,217,438	68,702
Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,438,841	1,435,250	607,910
Bicent Power LLC Utilities	Junior Secured Loan — Advance (Second Lien) 4.4% Cash, Due 12/14	4,000,000	4,000,000	1,064,000
Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	2,977,500	2,977,500	2,882,786
Caribe Media Inc. (fka Caribe Information Investments Incorporated)8 Printing and Publishing	Senior Secured Loan — Term Loan 6.5% Cash, Due 3/13	1,611,045	1,608,471	880,436
CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, Due 1/15	2,000,000	1,981,794	1,597,800

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	$2,992,500	$2,999,477	$2,787,304
eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.7% Cash, Due 7/14	10,000,000	10,000,000	9,808,000
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3% Cash, Due 12/16	3,000,000	3,005,367	3,045,000
Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	97,429
Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	208,851
Ginn LA Conduit Lender, Inc.8 Buildings and Real Estate4	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000
HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,912,162	3,758,500
Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, Due 2/15	5,000,000	4,910,210	5,000,000
Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,695,200
International Architectural Products, Inc.8 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	576,841	550,277	437,995
Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8% Cash, Due 5/13	3,000,000	3,006,637	2,970,000
Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,928,721	4,928,721	4,928,721

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	$11,250,597	10,927,553	11,588,115
KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,381,000
LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Third Lien) 15.0% Cash, Due 2/12	2,332,868	2,332,868	933
LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,875,156	3,875,156	833,159
LBREP/L-Suncal Master I LLC8 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, Due 1/11	2,000,000	1,920,211	7,600
Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	485,381	463,380	72,807
Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	5,176,018	5,154,451	5,176,018
Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,900,000	4,900,000
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,994,987	1,935,138	1,934,779
Neiman Marcus Group Inc., The Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,880,543	1,854,720
Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,399,898	1,399,898	1,399,898
Perseus Holding Corp.6 Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	400,000	400,000	372,240

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	$7,000,000	6,901,374	7,140,000
Styron S.A.R.L.3 Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, Due 8/17	1,994,975	1,825,402	1,804,215
TriZetto Group, Inc. (TZ Merger Sub, Inc.) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,984,732	1,899,938	1,914,035
TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5% Cash, Due 10/14	3,119,818	3,050,694	2,770,399
Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	5,500,000	5,500,000	5,500,000
Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,992,462	2,992,462	2,817,777
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Electronics	Senior Secured Loan — Term B-1 Loan (First Lien) 4.5% Cash, Due 11/16	1,994,987	1,997,439	1,937,272
Vertafore, Inc. Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,994,978	1,935,500	1,926,411
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	416,737	416,737	416,737
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	3,957,614	3,957,614	3,957,614

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, Due 3/18	911,994	914,225	889,194
Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, Due 3/18	455,997	457,113	444,597
Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, Due 3/18	$626,996	628,530	611,321
Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	2,725,714	2,719,447	2,712,086
Total Investment in Debt Securities
(64% of net asset value at fair value)		$145,978,015	$144,158,603	$120,607,476

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
Aerostructures Holdings L.P.6 Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.6 Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961
Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,005
Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Warrants	0.1%	-	-
Coastal Concrete Holding II, LLC6 Buildings and Real Estate4	Class A Units	10.8%	8,625,626	250,143
eInstruction Acquisition, LLC6 Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	783,262
FP WRCA Coinvestment Fund VII, Ltd.3, 6 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	$1,500,000	2,457,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
International Architectural Products, Inc.6 Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	996
Legacy Cabinets, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,006
Perseus Holding Corp.6 Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	265,400
Plumbing Holdings Corporation6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	-
Plumbing Holdings Corporation6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	2,716,618	1,999,159

Total Investment in Equity Securities
(3% of net asset value at fair value)			$16,199,845	$6,009,932

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Grant Grove CLO, Ltd.3, 10	Subordinated Securities	22.2%	$4,723,733	$3,050,000
Katonah III, Ltd.3, 10	Preferred Shares	23.1%	4,500,000	230,000
Katonah V, Ltd.3, 10, 11	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.3, 7, 10	Subordinated Securities	16.4%	4,500,000	2,500,000
Katonah VIII CLO Ltd3, 7, 10	Subordinated Securities	10.3%	3,400,000	2,070,000
Katonah IX CLO Ltd3, 7, 10	Preferred Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd 3, 7, 10	Subordinated Securities	33.3%	11,627,447	8,790,000
Katonah 2007-I CLO Ltd.3, 7, 10	Preferred Shares	100.0%	30,018,739	24,380,000

Total Investment in CLO Equity Securities			$64,089,919	$42,321,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Katonah 2007-I CLO Ltd.3, 7, 10	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	5.2%	$1,101,302	$6,440,000

Total Investment in CLO Rated-Note			$1,101,302	$6,440,000

Total Investment in CLO Fund Securities
(26% of net asset value at fair value)			$65,191,221	$48,761,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value2
Katonah Debt Advisors	Asset Management Company	100.0%	$44,338,439	$42,629,000

Total Investment in Asset Manager Affiliate			$44,338,439	$42,629,000
(22% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value2
JP Morgan Asset Account	Time Deposit	0.0%	$2,494,148	$2,494,148
JP Morgan Business Money Market Account9	Money Market Account	0.2%	173,162	173,162
US Bank Money Market Account	Money Market Account	0.1%	34,092,190	34,092,190

Total Investment in Time Deposit and Money Market Accounts			$36,759,500	$36,759,500
(19% of net asset value at fair value)

Total Investments5			$306,647,608	$254,766,908
(134% of net asset value at fair value)

See accompanying notes to financial statements.

1
A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly.  Interest rates and floors may contain fixed rate payment-in-kind provisions.  For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2011.

2	Reflects the fair market value of all existing investments as of September 30, 2011, as determined by the Company’s board of directors (the “Board of Directors”).
3	Non-U.S. company or principal place of business outside the U.S.
4
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2011, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.

5
The aggregate cost of investments for federal income tax purposes is approximately $307 million. The aggregate gross unrealized appreciation is approximately $7 million, the aggregate gross unrealized depreciation is approximately $59 million and the net unrealized depreciation is approximately $52 million.

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

11	As of September 30, 2011, this CLO Fund security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
As of December 31, 2010

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.7% Cash, Due 6/13	$1,080,000	$1,075,943	$979,452
Advanced Lighting Technologies, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	5,000,000	5,000,000
Awesome Acquisition Company (CiCi's Pizza)6 Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3% Cash, Due 6/14	4,000,000	3,985,854	3,840,000
Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Junior Secured Loan — Second Lien Facility 1.3% Cash, 7.0% PIK, Due 8/15	1,217,438	1,217,438	95,368
Bankruptcy Management Solutions, Inc.6 Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 7.5% Cash, Due 8/14	1,438,720	1,448,006	719,360
Bicent Power LLC6 Utilities	Junior Secured Loan — Advance (Second Lien) 4.3% Cash, Due 12/14	4,000,000	4,000,000	2,367,600
BP Metals, LLC (fka Constellation Enterprises) 6 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 6/13	3,982,143	3,982,143	4,002,054
Caribe Information Investments Incorporated6 Printing and Publishing	Senior Secured Loan — Term Loan 2.5% Cash, Due 3/13	1,611,045	1,608,021	1,273,692
Charlie Acquisition Corp.9 Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 17.5% Cash, Due 6/13	14,261,996	10,744,496	250,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
CoActive Technologies LLC (fka CoActive Technologies, Inc.)6 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, Due 1/15	$2,000,000	$1,977,696	$1,464,600
eInstruction Corporation6 Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8% Cash, Due 7/14	10,000,000	10,000,000	10,000,000
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1% Cash, Due 12/16	3,000,000	3,006,137	3,176,250
Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	72,286
Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	154,954
Ginn LA Conduit Lender, Inc.9 Buildings and Real Estate4	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000
HMSC Corporation (aka Swett and Crawford)6 Insurance	Junior Secured Loan — Loan (Second Lien) 5.8% Cash, Due 10/14	5,000,000	4,890,322	4,049,000
Hunter Fan Company6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,682,900
International Architectural Products, Inc.6, 9 Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 8.8% Cash, 3.3% PIK, Due 5/15	967,622	948,809	929,498
Intrapac Corporation/Corona Holdco6 Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8% Cash, Due 5/13	3,000,000	3,009,682	3,000,000
Jones Stephens Corp.6, 9 Buildings and Real Estate4	Senior Secured Loan — Term Loan (2006) 7.8% Cash, Due 9/12	9,541,180	9,527,522	6,364,921

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
KIK Custom Products Inc.6 Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	$5,000,000	$5,000,000	$3,435,000
LBREP/L-Suncal Master I LLC9 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Third Lien) 15.0% Cash, Due 2/12	2,332,868	2,332,868	933
LBREP/L-Suncal Master I LLC6, 9 Buildings and Real Estate4	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,875,156	3,875,156	58,127
LBREP/L-Suncal Master I LLC6, 9 Buildings and Real Estate4	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, Due 1/11	2,000,000	1,920,211	7,600
Legacy Cabinets, Inc.6 Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3% Cash, Due 5/14	463,380	463,380	92,676
MCCI Group Holdings, LLC6 Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, Due 6/13	1,000,000	1,000,000	1,000,000
Pegasus Solutions, Inc.12 Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% Cash, Due 4/14	1,314,459	1,314,459	1,314,459
Perseus Holding Corp.7 Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% Cash	400,000	400,000	356,960
QA Direct Holdings, LLC6 Printing and Publishing	Senior Secured Loan — Term Loan 8.3% Cash, Due 8/14	4,396,024	4,372,508	4,396,024
Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 12.0% Cash, 8.0% PIK, Due 6/14	2,078,079	2,078,079	2,078,079
Resco Products, Inc.6 Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 12.0% Cash, 8.0% PIK, Due 6/14	7,193,458	7,079,981	7,193,458

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value2
Specialized Technology Resources, Inc.6 Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3% Cash, Due 12/14	$7,500,000	$7,500,000	$7,500,000
TUI University, LLC6 Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3% Cash, Due 10/14	3,119,818	3,033,934	2,958,212
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	470,643	470,643	470,643
Walker Group Holdings LLC6 Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	4,469,539	4,469,539	4,469,539
Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0% Cash, Due 3/14	1,720,000	1,679,298	1,720,000
Wesco Aircraft Hardware Corp.6 Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0% Cash, Due 3/14	3,554,283	3,569,258	3,554,283
Total Investment in Debt Securities
(49% of net asset value at fair value)		$130,939,851	$126,545,510	$91,042,928

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
Aerostructures Holdings L.P.7 Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$88,600
Aerostructures Holdings L.P.7 Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961
Bankruptcy Management Solutions, Inc.6, 7 Diversified/Conglomerate Service	Warrants	0.1%	-	-
Coastal Concrete Holding II, LLC7 Buildings and Real Estate4	Class A Units	10.8%	8,625,626	250,143

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value2
eInstruction Acquisition, LLC7 Healthcare, Education and Childcare	Membership Units	1.1%	$1,079,617	$1,079,724
FP WRCA Coinvestment Fund VII, Ltd.3, 7 Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,400,000
International Architectural Products, Inc.6, 7 Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	227,223
Legacy Cabinets, Inc.6, 7 Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	49,422
Perseus Holding Corp.7 Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	312,200
Bankruptcy Management Solutions, Inc.6, 7 Diversified/Conglomerate Service	Common Stock	1.2%	218,592	30,559

Total Investment in Equity Securities (3% of net asset value at fair value)			$13,483,227	$4,688,832

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Grant Grove CLO, Ltd.3, 12	Subordinated Securities	22.2%	$4,720,982	$3,150,000
Katonah III, Ltd.3, 12	Preferred Shares	23.1%	4,500,000	470,000
Katonah IV, Ltd.3, 12	Preferred Shares	17.1%	3,150,000	1,300,000
Katonah V, Ltd.3, 12, 13	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.3, 8, 12	Subordinated Securities	16.4%	4,500,000	2,090,000
Katonah VIII CLO Ltd3, 8, 12	Subordinated Securities	10.3%	3,400,000	1,690,000
Katonah IX CLO Ltd3, 8, 12	Preferred Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd 3, 8, 12	Subordinated Securities	33.3%	11,612,677	8,820,000
Katonah 2007-I CLO Ltd.3, 8, 12	Preferred Shares	100.0%	29,987,959	26,200,000
Total Investment in CLO Equity Securities			$67,191,618	$45,021,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value2
Katonah 2007-I CLO Ltd.3, 8, 12	Class B-2L Notes Par Value of $44,674 5.2%, Due 1/00	100.0%	$1,088,582	$8,010,000

Total Investment in CLO Rated-Note			$1,088,582	$8,010,000

Total Investment in CLO Fund Securities
(28% of net asset value at fair value)			$68,280,200	$53,031,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value2
Katonah Debt Advisors	Asset Management Company	100.0%	$44,532,329	$41,493,000

Total Investment in Asset Manager Affiliate			$44,532,329	$41,493,000
(22% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value2
JP Morgan Asset Account	Time Deposit	0.03%	$720,225	$720,225
JP Morgan Business Money Market Account11	Money Market Account	0.2%	210,311	210,311

Total Investment in Time Deposit and Money Market Accounts			$930,536	$930,536
(0% of net asset value at fair value)

Total Investments5			$253,771,802	$191,186,296
(102% of net asset value at fair value)

See accompanying notes to financial statements.

1
A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly.  Interest rates and floors may contain fixed rate payment-in-kind provisions. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2010.

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

5
The aggregate cost of investments for federal income tax purposes is approximately $254 million. The aggregate gross unrealized appreciation is approximately $8 million, the aggregate gross unrealized depreciation is approximately $71 million and the net unrealized depreciation is approximately $63 million.

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
12
These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act, pursuant to Rule 144A thereunder.  These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

13	As of December 31, 2010, this CLO Fund security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(unaudited)
($ per share)

	Nine Months Ended September 30,
	2011		2010
Per Share Data:
Net asset value, at beginning of period	$8.21		$9.56
Net income (loss)
Net investment income1	0.52		0.30
Net realized losses1	(0.60)		(0.48)
Net change in unrealized appreciation/depreciation on investments1	0.43		(0.29)
Net income (loss)	0.35		(0.47)
Net decrease in net assets resulting from distributions
From net investment income	(0.33)		(0.29)
In excess of net investment income	-		(0.04)
Net decrease in net assets resulting from distributions	(0.33)		(0.33)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	-		-
Issuance of common stock under dividend reinvestment plan	0.04		0.05
Stock based compensation expense	0.02		0.03
Net increase in net assets relating to stock-based transactions	0.06		0.08
Net asset value, end of period	$8.29		$8.84
Total net asset value return2	5.1%		1.7%

Ratio/Supplemental Data:
Per share market value at beginning of period	$6.97		$4.56
Per share market value at end of period	$5.85		$6.69
Total market return3	(11.3	) %	54.1%
Shares outstanding at end of period	22,886,769		22,708,399
Net assets at end of period	$189,734,433		$200,801,315
Portfolio turnover rate4	20.1%		2.5%
Average debt outstanding	$51,943,391		$171,738,698
Asset coverage ratio	416%		246%
Ratio of net investment income to average net assets5	7.9%		4.3%
Ratio of total expenses to average net assets5	5.9%		10.0%
Ratio of interest expense to average net assets5	2.1%		4.3%
Ratio of non-interest expenses to average net assets5	3.8%		5.7%

1	Based on weighted average number of common shares outstanding for the period.
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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures, and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution to the Company of their ownership interests in Katonah Debt Advisors, L.L.C., and related affiliates controlled by the Company (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers. As of September 30, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value assets under management.

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

Valuation of Portfolio Investments. The Company’s board of directors (the “Board of Directors”) is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures ”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard as noted below.

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

Beginning with the period ended June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors.  Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments in illiquid securities such that they are reviewed at least once during a trailing 12 month period.  Third party valuations were performed on approximately 16% of investments at fair value as of September 30, 2011.  These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2011, four issuers representing 1% of total investments at fair value were considered in default and on non-accrual.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. In January 31, 2011, the Company fully repaid its outstanding secured credit borrowing facility which had a balance of $86.7 million as of December 31, 2010 and, at repayment, all related debt issuance costs were fully amortized.  During March 2011, the Company issued $60 million of convertible senior notes (the “Convertible Senior Notes”) and incurred debt issuance costs of approximately $2.4 million which will be amortized over a five-year period.  At September 30, 2011, there was an unamortized debt issuance cost of approximately $2.1 million included in other assets in the accompanying balance sheet.  Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $257,000 and $561,000, respectively.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and nine months ended September 30, 2011 and 2010 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net increase (decrease) in net assets from operations	$(1,485,257)	$(3,319,312)	$8,993,207	$(7,415,319)

Net increase (decrease) in net assets available to common stockholders	(1,485,257)	(3,319,312)	8,993,207	(7,415,319)
Weighted average number of common shares outstanding for basic shares computation	22,631,952	22,677,428	22,830,757	22,547,274
Effect of dilutive securities - stock options	—	—	12,851	—
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	22,631,952	22,677,428	22,843,608	22,547,274

Net increase (decrease) in net assets per basic common shares:
Net increase (decrease) in net assets from operationsCHAR(185)	(0.07)	(0.15)	0.39	(0.33)

¹	For periods with a net decrease in net assets from operations, unvested restricted shares are anti-dilutive and not included in the per share calculations.

Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Grants of restricted stock awards to our employees and directors are considered participating securities when there are earnings in the period and the earnings per share calculations include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. Included in the weighted average shares outstanding for the nine month period ending September 30, 2011 are 299,676 shares of unvested restricted stock, which were deemed to be participating securities.

Options to purchase 20,000 shares were included in the computation of diluted earnings per share for the period ended September 30, 2011.  For the period ended September 30, 2010, options to purchase 40,000 shares were not included in the computation of diluted earnings per share because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

The Company’s Convertible Senior Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.”  Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares.  Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share.  For the three and nine months ended September 30, 2011, the convertible debt is anti-dilutive.

The if-converted method of computing the dilutive effects on convertible debt assumes a conversion even if the contracted conversion price exceeds the market value of the shares.  The Company’s Convertible Senior Notes have a conversion price of $8.44 per share which was above the Company’s net asset value per share at the time of issuance.  Upon conversion, the Company would issue the full amount of common stock upon conversion and retire the full amount of debt outstanding.

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

The following table shows the Company’s portfolio by security type at September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)			December 31, 2010
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$2,494,148	$2,494,148	1%	$720,225	$720,225	-%
Money Market Account	34,265,352	34,265,352	18	210,311	210,311	-
Senior Secured Loan	56,752,744	47,019,136	26	34,183,551	22,001,256	12
Junior Secured Loan	66,173,041	51,683,087	27	76,896,867	63,944,003	34
Mezzanine Investment	10,927,553	11,588,115	6	10,744,496	250,000	-
Senior Subordinated Bond	9,905,265	9,944,898	5	4,320,596	4,490,709	3
CLO Fund Securities	65,191,221	48,761,000	26	68,280,200	53,031,000	28
Equity Securities	16,199,845	6,009,932	3	13,232,266	4,437,871	3
Preferred	400,000	372,240	-	650,961	607,921	-
Affiliate Asset Managers	44,338,439	42,629,000	22	44,532,329	41,493,000	22
Total	$306,647,608	$254,766,908	134%	$253,771,802	$191,186,296	102%

¹	Calculated as a percentage of net asset value.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011 (unaudited)			December 31, 2010
Industry Classification	Cost	Fair Value	%1	Cost	Fair Value	%1
Aerospace and Defense	$19,808,172	$19,552,162	10%	$6,499,518	$5,613,844	3%
Asset Management Companies2	44,338,439	42,629,000	22	44,532,329	41,493,000	22
Beverage, Food and Tobacco	10,089,065	9,898,101	5	-	-	-
Buildings and Real Estate3	23,317,987	1,413,115	1	32,845,509	6,923,964	4
Cargo Transport	4,374,351	4,374,351	2	4,940,182	4,940,182	3
Chemicals, Plastics and Rubber	4,817,864	4,621,992	2	-	-	-
CLO Fund Securities	65,191,221	48,761,000	26	68,280,200	53,031,000	28
Containers, Packaging and Glass	3,006,637	2,970,000	2	3,009,682	3,000,000	2
Diversified/Conglomerate Manufacturing	6,901,374	7,140,000	4	-	-	-
Diversified/Conglomerate Service	2,871,281	677,618	-	10,384,036	8,345,287	4
Electronics	8,838,243	8,822,718	5	3,006,137	3,176,250	2
Healthcare, Education and Childcare	21,030,178	20,206,773	11	15,113,551	15,037,936	8
Home and Office Furnishings, Housewares, and Durable Consumer Products	22,401,498	20,721,929	11	9,654,903	8,804,450	5
Insurance	4,912,162	3,758,500	2	4,890,322	4,049,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,199,898	2,037,538	1	2,114,458	1,983,619	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,481,794	4,054,800	2	3,477,696	3,864,600	2
Mining, Steel, Iron and Non-Precious Metals	843,128	438,991	-	14,381,863	14,430,312	8
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,381,000	2	5,000,000	3,435,000	2
Personal, Food and Miscellaneous Services	2,977,500	2,882,786	1	14,730,350	4,090,000	2
Personal Transportation	3,003,762	2,994,078	2	-	-	-
Printing and Publishing	1,608,471	880,436	-	5,980,529	5,669,716	3
Retail Stores	1,880,543	1,854,720	1	-	-	-
Telecommunications	2,994,540	2,871,800	2	-	-	-
Time Deposit and Money Market Accounts	36,759,500	36,759,500	19	930,537	930,536	-
Utilities	4,000,000	1,064,000	1	4,000,000	2,367,600	1

Total	$306,647,608	$254,766,908	134%	$253,771,802	$191,186,296	102%

1	Calculated as a percentage of net asset value.
2	Represents Katonah Debt Advisors and related asset manager affiliates controlled by the Company.
3
Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2011 and December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At September 30, 2011 and December 31, 2010, approximately 20% and 20% of the Company’s total assets were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S.)  At September 30, 2011 and December 31, 2010, no foreign assets were in U.S. dollar denominated over-night time Eurodollar deposits which revert to cash each business morning.

At September 30, 2011 and December 31, 2010, the Company’s ten largest portfolio companies represented approximately 61% and 65%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned asset manager affiliate, represented 16.7% and 22% of the total fair value of the Company’s investments at September 30, 2011 and December 31, 2010, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 25% and 30% of the total fair value of the Company’s investments at September 30, 2011 and December 31, 2010, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of September 30, 2011 and December 31, 2010, the Company had approximately $42 million and $45 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of September 30, 2011 was approximately $64 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $22 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2010, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $22 million.

In May, 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”).  The Company purchased the Katonah 2007-1 B-2L for 10% of the par value.  The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of September 30, 2011 were approximately $6 million, $1 million, and $5 million, respectively.  At December 31, 2010, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $8 million, $1 million, and $7 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and are making their required quarterly distributions.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of September 30, 2011 (unaudited) and December 31, 2010, respectively:

As of September 30, 2011 (unaudited)

	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$36,759,500	$—	$36,759,500
Debt securities	—	—	120,607,476	120,607,476
CLO Fund securities	—	—	48,761,000	48,761,000
Equity securities	—	—	6,009,932	6,009,932
Asset manager affiliate	—	—	42,629,000	42,629,000

As of December 31, 2010

	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$930,536	$—	$930,536
Debt securities	—	—	91,042,928	91,042,928
CLO Fund securities	—	—	53,031,000	53,031,000
Equity securities	—	—	4,688,832	4,688,832
Asset manager affiliate	—	—	41,493,000	41,493,000

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

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors.  Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period.  Third party valuations were performed on approximately 16% of investments at fair value as of September 30, 2011.  These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Nine Months Ended September 30, 2011 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	98,775	61,023	—	—	159,798
Purchases	76,691,361	—	2,858,387	—	79,549,748
Sales	(46,725,296)	(1,935,000)	(141,769)	(193,889)	(48,995,954)
Total realized and unrealized gains (losses) included in earnings	(500,292)	(2,396,023)	(1,395,518)	1,329,889	(2,961,944)
Balance, September 30, 2011	$120,607,476	$48,761,000	$6,009,932	$42,629,000	$218,007,408

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,849,468)	$(2,371,023)	$(684,921)	$1,329,889	$(9,575,523)

	Year Ended December 31, 2010
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Transfers in/out of Level III	—	—	—	—	—
Net accretion of discount	381,677	85,149	—	—	466,826
Purchases	9,981,426	—	1,927,366	3,780,817	15,689,609
Sales	(208,820,374)	—	—	—	(208,820,374)
Total realized and unrealized gains (losses) included in earnings	(7,856,330)	3,974,851	(1,951,780)	(20,352,537)	(26,185,796)
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(5,623,079)	$3,974,851	$(1,142,038)	$(20,352,537)	$(23,142,803)

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Katonah Debt Advisors is a wholly-owned portfolio company.  Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At September 30, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $43 million.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager.  For the nine months ended September 30, 2011, Katonah Debt Advisors had approximately $1.4 million of pre-tax net income before net capital losses and distributions of $1,160,000 to the Company.  For the nine months ended September 30, 2010, Katonah Debt Advisors earned approximately $2 million of pre-tax net income and made distributions of $3 million to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is primarily based on an analysis of both a percentage of its assets under management and Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology.  For the nine months ended September 30, 2011, Katonah Debt Advisors had an increase in fair value of approximately $1.1 million.

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

At September 30, 2011 and December 31, 2010 there were no intercompany balances with our affiliates.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of
	September 30, 2011 (unaudited)	As of December 31, 2010
Convertible Senior Notes, due March 15, 2016	60,000,000	-
Secured credit facility, due February 28, 2011(1)	-	86,746,582

(1)	February 28, 2011 was the maturity date as established by a Forbearance and Settlement Agreement dated September 20, 2010. This borrowing was fully repaid on January 31, 2011.

Secured Credit Facility

At December 31, 2010, the Company had a secured credit facility with an outstanding balance of $86,746,582.

On January 31, 2011, the Company repaid in full the outstanding balance under this facility, resulting in the lenders’ release to the Company of approximately $73 million of collateral previously securing the facility and their payment of a $2 million cash settlement to the Company.

Convertible Senior Notes

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

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the facility on a straight-line basis, which approximates the effective yield method, of which approximately $2.1 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated.  There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

For the period from March 11, 2011 (the date of issuance of the notes) to September 30, 2011, the Company recorded approximately $3.1 million of interest costs and amortization of financing costs as interest expense.

Fair Value of Convertible Senior Notes.  The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes.  The fair value of the Company’s outstanding Convertible Senior Notes was approximately $56.4 Million at September 30, 2011.  The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2011:

Nine Months Ended
September 30, 2011
(unaudited)

Net increase in net assets resulting from operations	$8,993,207
Net change in unrealized (appreciation) depreciation from investments	(10,704,802)
Excess capital losses over capital gains	13,666,746
Income not on GAAP books currently taxable	107,603
Income not currently taxable	(50,731)
Expenses not currently deductible	494,225
Expenses not on GAAP books currently deductible	(3,978)

Taxable income before deductions for distributions	$12,502,270

Taxable income before deductions for distributions per weighted average shares for the period	$0.55

For the three months ended September 30, 2011, the Company declared a dividend on September 15, 2011 of $0.18 per share for a total of approximately $4.1 million. The record date was October 10, 2011 and the dividend was distributed on October 28, 2011.

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

At September 30, 2011, the Company had a net capital loss carryforward of $46 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both September 30, 2011 and December 31, 2010, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $680,000 had been funded as of September 30, 2011 and $1 million had been funded as of December 31, 2010.

The Company and certain directors and officers were named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions alleged violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements.  The federal court consolidated the three lawsuits and appointed a lead plaintiff under the Private Securities Litigation Reform Act on March 21, 2011, and lead plaintiff filed a consolidated amended complaint on May 11, 2011.  The Company moved to dismiss the consolidated amended complaint.  On July 28, 2011, the Court granted that motion and dismissed the consolidated amended complaint, giving the plaintiff until August 22, 2011 to file any further amended complaint.  Lead plaintiff filed a second amended consolidated class action complaint on August 22, 2011, which defendants moved to dismiss.  The Court dismissed that complaint with prejudice on October 7, 2011.  Lead plaintiff will have thirty days to appeal the dismissal once final judgment is entered.

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

9. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company issued 122,641 and 301,663 shares, respectively, of common stock under its dividend reinvestment plan.  For the nine months ended September 30, 2011, 4,000 shares of restricted stock were issued, 96,122 shares were exercised, and 3,668 shares of restricted stock were forfeited.  For the year ended December 31, 2010, the Company issued 103,519 shares of restricted stock for which 4,667 shares were forfeited and 64,667 shares were converted to common stock during the year due to vesting. The total number of shares issued and outstanding as of September 30, 2011 and December 31, 2010 was 22,886,769 and 22,767,130, respectively.

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

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2010 through September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value1
Options outstanding at January 1, 2010	40,000	$8.45
Granted	20,000	$4.93
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2010	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2011	60,000	$7.24	7.7	$38,800

Total vested at September 30, 2011	60,000	$7.24	7.7

1	Represents the difference between the market value of shares of the Company upon exercise of the options at September 30, 2011 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the nine months ended September 30, 2011 and September 30, 2010, the Company recognized non-cash compensation expense related to stock options of approximately $8,000 and $22,000, respectively. At September 30, 2011, the Company had no remaining compensation cost related to unvested stock-based awards.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled.  The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options.  Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock.  As of September 30, 2011, 233,998 of such shares were vested and converted to common shares.  The remaining 25,002 shares have been forfeited.

On June 10, 2011, the Company’s shareholders approved the Amended and Restated Non-Employee Director Plan, and the Board of Directors approved the grant of awards of 4,000 shares of restricted stock to the non-employee directors of the Company as partial annual compensation for their services as director.  Such awards of restricted stock will vest as to 50% of the shares on the grant date and the remaining 50% of the shares on the first anniversary of the grant date.

During the nine months ended September 30, 2011, 96,122 shares of restricted stock were vested and converted to common shares.  As of September 30, 2011, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 60,000 shares of common stock outstanding and there were 240,534 shares of restricted stock outstanding.  Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2010 through September 30, 2011 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at December 31, 2009	302,139	$9.63
Granted	103,519	$4.83
Vested	(64,667)	$10.39
Forfeited	(4,667)	$9.82
Unvested shares outstanding at December 31, 2010	336,324	$8.01
Granted	4,000	$7.96
Vested	(96,122)	$—
Forfeited	(3,668)	$9.67
Outstanding at September 30, 2011	240,534	$6.72

Total unvested shares at September 30, 2011	240,534	$6.72

For the nine months ended September 30, 2011, non-cash compensation expense related to restricted stock was approximately $593,000; of this amount approximately $508,000 was expensed at the Company and approximately $85,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the nine months ended September 30, 2010, non-cash compensation expense related to restricted stock was approximately $665,000; of this amount approximately $475,000 was expensed at the Company and approximately $190,000 was a reimbursable expense allocated to Katonah Debt Advisors. Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of September 30, 2011, there was approximately $797,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted average period of 2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the nine months ended September 30, 2011 and 2010 the Company made contributions to the 401K Plan of approximately $18,000 and $24,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the nine months ended September 30, 2011, the Company made a $112,000 contribution to the Pension Plan and no contribution to the Pension Plan for the nine months ended September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “Kohlberg Capital,” “Company,” “we,” “us,” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. (collectively with related affiliates controlled by the Company, “Katonah Debt Advisors”), and related companies, unless the context otherwise requires.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Kohlberg Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of funds under our credit facility, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors, manages collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., LLC (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing.  As of September 30, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at September 30, 2011 was $8.29. On September 30, 2011, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $5.85.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value per share was $8.29 and $8.21 as of September 30, 2011 and December 31, 2010, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholder’s equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	September 30, 2011 (unaudited)		December 31, 2010
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$2,494,148	$0.11	$720,225	$0.03
Investments in money market accounts	34,265,352	1.50	210,311	0.01
Investments in debt securities	120,607,476	5.27	91,042,928	4.00
Investments in CLO Fund securities	48,761,000	2.13	53,031,000	2.33
Investments in equity securities	6,009,932	0.26	4,688,832	0.21
Investments in asset manager affiliates	42,629,000	1.86	41,493,000	1.82
Cash	414,363	0.02	10,175,488	0.45
Restricted Cash	—	-	67,023,170	2.93
Other assets	6,491,191	0.28	11,437,732	0.50
Total Assets	$261,672,462	$11.43	$279,822,686	$12.28
Borrowings	$—	$-	$86,746,582	$3.81
Other liabilities	11,938,029	0.52	6,150,437	0.27
Convertible Senior Notes	60,000,000	2.62	—	—
Total Liabilities	$71,938,029	$3.14	$92,897,019	$4.08
NET ASSET VALUE	$189,734,433	$8.29	$186,925,667	$8.21

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

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of September 30, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 416%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

Investment Portfolio Summary Attributes as of and for the Nine Months ended September 30, 2011

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings under the Facility and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $6 million, which comprises approximately 2% of our investment portfolio.  Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Investments and Operations” for a more detailed description) as of and for the nine months ended September 30, 2011:

Debt Securities

•	represent approximately 46% of total assets;

•	represent credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	primarily senior secured and junior secured loans (39% and 43% of debt securities, respectively);

•	spread across 22 different industries and 39 different entities;

•	average balance per investment of approximately $3 million;

•	all but four issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and

•	weighted average interest rate of 8.0% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to September 30, 2011 unless otherwise specified)

•	represent approximately 19% of total assets at September 30, 2011;

•	87% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 13% of CLO Fund securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

•	nine different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and

•	one CLO Fund security, not managed by Katonah Debt Advisors, representing a fair value of $1,000 is not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 16% of fair value of total assets;

•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

•	has approximately $1.9 billion of assets under management;

•	receives contractual and recurring asset management fees based on par value of managed investments;

•	typically receives a one-time structuring fee upon completion of a new CLO Fund;

•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the nine months ended September 30, 2011, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $1.4 million; and

•	for the nine months ended September 30, 2011, Katonah Debt Advisors made a distribution of $1,160,000 to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Net Change in Unrealized Depreciation on Investments

During the three and nine months ended September 30, 2011, the Company’s investments had a net decrease in unrealized appreciation of approximately $6 million and an increase of approximately $11 million, respectively; during three and nine months ended September 30, 2010, the Company’s investments had a net decrease in unrealized appreciation of approximately $4 million and $3 million, respectively.

The net decrease in unrealized appreciation of approximately $6 million for the three months ended September 30, 2011 is primarily due to (i) an approximate $2.5 million net decrease in the market value of certain loans  and equity positions as a result of credit considerations and current market conditions; (ii) a net decrease of approximately $4 million in the net value of CLO Fund securities; and (iii) an approximate increase of $500,000 in the value of Katonah Debt Advisors.

For the nine months ended September 30, 2011, the net increase of approximately $10.7 million in unrealized appreciation is primarily due to (i) one investment position with a cost basis of approximately $10.7 million and fair value of $250,000 as of March 31, 2011 that was written off which resulted in a decrease to unrealized depreciation on debt securities of approximately $10.5 million (additional fair value adjustments of approximately $1.5 million further increased the unrealized appreciation on debt securities for the period for a total of approximately $12 million); (ii) one CLO Fund security with a cost basis of approximately $3.2 million and a fair value of $1.9 million as of March 31, 2011 that was sold which resulted in a decrease to unrealized depreciation on CLO Fund securities managed by non-affiliates of approximately $1.3 million, along with a decrease in unrealized appreciation of approximately $2.4 million on the remaining CLO Fund securities; (iii) an approximate decrease in unrealized depreciation of $1.4 million in equity securities; and (iv) a net increase of approximately $1.3 million in the unrealized appreciation of Katonah Debt Advisors.

The reduction in unrealized depreciation for the write off of the debt security and the sale of the CLO Fund security was offset by an increase to realized losses of approximately $12.0 million with a net decrease in net asset value for the nine months ended September 30, 2011 of approximately $200,000.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended September 30, 2011 and 2010 was a decrease of approximately $1 million and $3 million, respectively, or a decrease of $0.06 and $0.15 per share, respectively.

The net change in stockholders’ equity resulting from operations for the nine months ended September 30, 2011 and 2010 was an increase of approximately $9 million and a decrease of $7 million, respectively, or an increase of $0.39 and a decrease of $0.33 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments.  For the three months ended September 30, 2011, net investment income and net realized gains were approximately $4 million, or $0.18 per share.  For the nine months ended September 30, 2011, net investment income and net realized losses were approximately $2 million, or $0.07 per share. For the three months ended September 30, 2010, net investment income and net realized gains were approximately $785,000 or $0.03 per share.  For the nine months ended September 30, 2010, net investment income and net realized losses were approximately $4 million, or $0.18 per share.

Dividends

For the three months ended September 30, 2011, we declared a $0.18 dividend per share. As a result, there was a dividend distribution of approximately $4.1 million for the third quarter declaration, which was booked in the fourth quarter.  We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

	Dividend	Declaration Date	Record Date	Pay Date
2011:
Third quarter	$0.18	9/15/2011	10/10/2011	10/28/2011
Second quarter	0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011
Total declared for 2011	$0.52

2010:
Fourth quarter	$0.17	12/13/2010	12/24/2010	1/29/2011
Third quarter	0.17	9/20/2010	10/8/2010	10/29/2010
Second quarter	0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010
Total declared for 2010	$0.68

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the nine months ended September 30, 2011, Katonah Debt Advisors had approximately $1.4 million of pre-tax net income before net capital losses and made distributions of $1,160,000 to us.  For the nine months ended September 30, 2010, Katonah Debt Advisors earned approximately $2 million of pre-tax net income and made distributions of $3 million to us.  Dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.  It is anticipated that Katonah Debt Advisors may make further dividend distributions to us during 2011.

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

The following table shows the Company’s portfolio by security type at September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)			December 31, 2010
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$2,494,148	$2,494,148	1%	$720,225	$720,225	-%
Money Market Account	34,265,352	34,265,352	18	210,311	210,311	-
Senior Secured Loan	56,752,744	47,019,136	26	34,183,551	22,001,256	12
Junior Secured Loan	66,173,041	51,683,087	27	76,896,867	63,944,003	34
Mezzanine Investment	10,927,553	11,588,115	6	10,744,496	250,000	-
Senior Subordinated Bond	9,905,265	9,944,898	5	4,320,596	4,490,709	3
CLO Fund Securities	65,191,221	48,761,000	26	68,280,200	53,031,000	28
Equity Securities	16,199,845	6,009,932	3	13,232,266	4,437,871	3
Preferred	400,000	372,240	-	650,961	607,921	-
Affiliate Asset Managers	44,338,439	42,629,000	22	44,532,329	41,493,000	22
Total	$306,647,608	$254,766,908	134%	$253,771,802	$191,186,296	102%

¹	Calculated as a percentage of net asset value.

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

At September 30, 2011 and September 30, 2010, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.0% and 6.1%, respectively.

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at September 30, 2011 was spread across 22 different industries and 39 different entities with an average balance per entity of approximately $3 million. As of September 30, 2011, all but four of our portfolio companies (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the U.S., which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At September 30, 2011, approximately 20% of our total assets were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S.). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At September 30, 2011, our ten largest portfolio companies represented approximately 61% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 16.7% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 25% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2011, we had approximately $49 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund investments as of September 30, 2011 and December 31, 2010 are as follows:

			September 30, 2011 (unaudited)		December 31, 2010
CLO Fund Securities	Investment	%1	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,723,733	$3,050,000	$4,720,982	$3,150,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	230,000	4,500,000	470,000
Katonah IV, Ltd.4	Preferred Shares	17.1	-	-	3,150,000	1,300,000
Katonah V, Ltd.3	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.2	Subordinated Securities	16.4	4,500,000	2,500,000	4,500,000	2,090,000
Katonah VIII CLO Ltd.2	Subordinated Securities	10.3	3,400,000	2,070,000	3,400,000	1,690,000
Katonah IX CLO Ltd.2	Preferred Shares	6.9	2,000,000	1,300,000	2,000,000	1,300,000
Katonah X CLO Ltd.2	Subordinated Securities	33.3	11,627,447	8,790,000	11,612,677	8,820,000
Katonah 2007-1 CLO Ltd.2	Preferred Shares	100.0	30,018,739	24,380,000	29,987,959	26,200,000
Katonah 2007-1 CLO Ltd.2	Class B-2L Notes	100.0	1,101,302	6,440,000	1,088,582	8,010,000
Total			$65,191,221	$48,761,000	$68,280,200	$53,031,000

¹	Represents percentage of class held.
²	An affiliate CLO Fund managed by Katonah Debt Advisors.
³	As of September 30, 2011, this CLO Fund security was not providing a dividend distribution.
4	Katonah IV, Ltd. was sold during the quarter ended June 30, 2011.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of September 30, 2011:

CLO Fund Securities1	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	294	239	32	$1,004,797	$1,236,027
Katonah III, Ltd.	142	83	26	1,399,718	2,394,698
Katonah V, Ltd.	152	89	28	557,060	951,384
Katonah VII CLO Ltd.	221	172	32	1,431,911	1,839,839
Katonah VIII CLO Ltd.	243	195	32	1,462,000	1,821,877
Katonah IX CLO Ltd.	259	206	31	1,522,294	1,913,952
Katonah X CLO Ltd.	254	206	30	1,820,866	2,245,146
Katonah 2007-1 CLO Ltd.	218	176	30	1,341,743	1,661,932

¹	All data from most recent Trustee reports as of September 30, 2011.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of September 30, 2011 were approximately $6 million, $1 million, and $5 million, respectively, and at December 31, 2010, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $8 million, $1 million, and $7 million, respectively.  Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

All CLO Funds managed by Katonah Debt Advisors are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to Katonah Debt Advisors.  With the exception of the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of September 30, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management on which it earns management fees, and was valued at approximately $43 million.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2011 (unaudited) and for the year ended December 31, 2010 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
2010 Activity:
Purchases / originations /draws	$9,981,426	$—	$1,927,366	$3,780,817	$15,689,609
Pay-downs / pay-offs / sales	(208,820,375)	—	—	—	(208,820,375)
Net accretion of discount	381,676	85,150	—	—	466,826
Net realized losses	(17,053,242)	—	(809,742)	—	(17,862,984)
Increase (decrease) in fair value	9,196,912	3,974,850	(1,142,038)	(20,352,537)	(8,322,813)

Fair Value at December 31, 2010	91,042,928	53,031,000	4,688,832	41,493,000	190,255,758
Year to Date 2011 Activity:
Purchases / originations /draws	76,691,361	—	2,858,387	—	79,549,748
Pay-downs / pay-offs / sales	(46,725,296)	(1,935,000)	(141,769)	(193,889)	(48,995,954)
Net accretion of discount	98,775	61,023	—	—	159,798
Net realized losses	(12,451,746)	(1,215,000)	—	—	(13,666,746)
Increase (decrease) in fair value	11,951,454	(1,181,023)	(1,395,518)	1,329,889	10,704,802
Fair Value at September 30, 2011	$120,607,476	$48,761,000	$6,009,932	$42,629,000	$218,007,408

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2011 and 2010.

Investment Income

Investment income for the three months ended September 30, 2011 and 2010 was approximately $7 million and $8 million, respectively. Of these amounts, approximately $3 million and $4 million was attributable to interest income on our loan and bond investments, respectively.  The decrease in interest income on our loan and bond portfolio is primarily due to reduced loan and bond investment balances as a result of the sale, prepayment and amortization of such investments since March 31, 2010.  Rather than reinvest such proceeds, such proceeds were used primarily to repay fully, on January 31, 2011, the outstanding balance of our secured credit facility which had a balance of $199 million at March 31, 2010.  Since March 31, 2010 when we had approximately $88 million of debt securities investments, we have utilized a portion of our proceeds from our $60 million convertible debt offering and other cash to invest in additional debt securities to a total balance of $121 million as of September 30, 2011.  For the three months ended September 30, 2011 and 2010, approximately $4 million and $3 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

Investment income for the nine months ended September 30, 2011 and 2010 was approximately $21 million and $22 million, respectively.  Of these amounts, approximately $7 million and $12 million was attributable to interest income on our loan and bond investments, respectively.  The decrease in interest income on our loan and bond portfolio is primarily due to reduced loan and bond investment balances as a result of the sale, prepayment and amortization of such investments since March 31, 2010.  For the nine months ended September 30, 2011 and 2010, approximately $11 million and $7 million, respectively, of investment income is attributable to dividends earned on CLO equity investments.  The increase in income attributable to dividends earned on CLO equity investments is due to the enhanced financial performance of such investments and their resultant distributions to us.  At September 30, 2010, approximately 6% of our total CLO Fund securities at fair value made no distributions to us as compared to nearly 100% of total CLO Fund securities making distributions to us as of September 30, 2011.

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

Dividends from Affiliate Asset Manager

As of September 30, 2011, our investment in Katonah Debt Advisors was valued at approximately $43 million. For the three months ended September 30, 2011 and 2010, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $570,000 and $630,000, respectively.  For the nine months ended September 30, 2011 and 2010, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $1.4 million and $2 million, respectively.  For the three months ended September 30, 2011 and 2010, Katonah Debt Advisors made distributions of net income of $510,000 and $1.5 million, respectively.  For the nine months ended September 30, 2011 and 2010, Katonah Debt Advisors made distributions of net income of $1.2 million and $3.0 million, respectively.  The distributions from Katonah Debt Advisors in 2010 are higher as a result of the cash receipt of prior year subordinate management fee accruals by Katonah Debt Advisors which in turn distributed a portion of such cash in the form of a dividend distribution to us.  The distributions from Katonah Debt Advisors in 2011 represent a portion of the expected net income for Katonah Debt Advisors for the nine months ended September 30, 2011.

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

Expenses

Total expenses for the three months ended September 30, 2011 and 2010 were approximately $3 million and $4 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $1 million and $2 million, respectively, on average debt outstanding of $60 million and $141 million, respectively. Approximately $985,000 and $815,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended September 30, 2011 and 2010.  For the three months ended September 30, 2011, other expenses included approximately $797,000 for professional fees, insurance, administrative and other.  For the three months ended September 30, 2010, other expenses included approximately $2 million for professional fees, insurance, administrative and other.  For the three months ended September 30, 2011 and 2010, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $221,000 and $343,000, respectively.

Total expenses for the nine months ended September 30, 2011 and 2010 were approximately $9 million and $16 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $3 million and $7 million, respectively, on average debt outstanding of $52 million and $172 million, respectively. Approximately $3 million and $2 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the nine months ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011, other expenses included approximately $3 million for professional fees, insurance, administrative and other.  For the nine months ended September 30, 2010, other expenses included approximately $7 million for professional fees, insurance, administrative and other.  For the nine months ended September 30, 2011 and 2010, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $751,000 and $957,000, respectively.

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

Professional fee expenses for the three and nine months ended September 30, 2011 are lower by approximately $900,000 and $3.8 million, respectively, relative to the same prior year period primarily due to a significant increase in professional fees during the three and nine months ended September 30, 2010 related to legal proceedings, our complaint against our lenders, and additional legal, accounting, and valuation costs related to the restatement of our year-end 2008 and first-and second-quarter 2009 financial statements.

Net Unrealized Appreciation on Investments

During the three months ended September 30, 2011 and 2010, our total investments had a decrease in net unrealized appreciation of approximately $6 million and $4 million, respectively. For the three months ended September 30, 2011 and 2010, Katonah Debt Advisors had an increase in net unrealized appreciation of approximately $470,000 and a decrease of $5.5 million, respectively.   For the three months ended September 30, 2011 and 2010, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net decrease in unrealized appreciation due to fair value adjustments of approximately $6.1 million and a net increase of approximately $1.3 million, respectively.

During the nine months ended September 30, 2011 and 2010, our total investments had an increase in net unrealized appreciation of approximately $10.7 million, and a decrease of $3.4 million, respectively. For the nine months ended September 30, 2011 and 2010, Katonah Debt Advisors had an increase in net unrealized appreciation of approximately $1.3 million and a decrease of approximately $12.4 million, respectively.  For the nine months ended September 30, 2011 and 2010, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $9.4 million and a net increase of approximately $9 million, respectively.

For the nine months ended September 30, 2011, one investment position with a cost basis of approximately $10.7 million and a fair value of $250,000 as of March 31, 2011 was written off which resulted in a net decrease to unrealized depreciation on debt securities of approximately $10.5 million (additional fair value adjustments of approximately $1.5 million further increased the net unrealized appreciation on debt securities for the period for a total of approximately $12.0 million). For the nine months ended September 30, 2011, one CLO Fund security with a cost basis of approximately $3.2 million and a fair value of $1.9 million as of March 31, 2011 was sold which resulted in a decrease in net unrealized depreciation on CLO Fund securities managed by non-affiliates of approximately $1.3 million (the security was sold for $45,000 over the fair value at March 31, 2011).

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

For the three and nine months ended September 30, 2011 the net change in stockholders’ equity resulting from operations was an approximate decrease of $1 million and an approximate increase of $9 million, respectively, or $0.06 and $0.39 per share.  The net decrease in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2010 was approximately $3 million and $7 million, or $0.15 and $0.33 per share.

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

As of September 30, 2011 and December 31, 2010 the fair value of investments and cash were as follows:

	Investments at Fair Value
	September 30, 2011	December 31, 2010
Security Type	(unaudited)

Cash	$414,363	$10,175,488
Time Deposits	2,494,148	720,225
Money Market Accounts	34,265,352	210,311
Senior Secured Loan	47,019,136	22,001,256
Junior Secured Loan	51,683,087	63,944,003
Mezzanine Investment	11,588,115	250,000
Senior Subordinated Bond	9,944,898	4,490,709
CLO Fund Securities	48,761,000	53,031,000
Equity Securities	6,009,932	4,437,871
Preferred	372,240	607,921
Affiliate Asset Managers	42,629,000	41,493,000

Total	$255,181,271	$201,361,784

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of September 30, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 416%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

As of September 30, 2011, we had total outstanding indebtedness of $60 million at a fixed rate of interest of 8.75%.  As of September 30, 2011, we had cash, time deposits, and money market accounts of approximately $37 million which will fund future investments and operational needs.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2011 and December 31, 2010, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $680,000 had been funded as of September 30, 2011 and $1 million had been funded as of December 31, 2010. As of September 30, 2011 and December 31, 2010, we had committed to make no investments in delayed draw senior secured loans.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current.  As of September 30, 2011, four issuers representing 1% of our total investments at fair value were on non-accrual status.  As of December 31, 2010, five issuers representing 4% of our total investments at fair value were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2011, approximately 76% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2011, we had $60 million of borrowings outstanding at a fixed rate of 8.75%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2011 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $800,000 over a one-year period.  Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $800,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2011.

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

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors.  Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period.  Third party valuations were performed on approximately 16% of investments at fair value as of September 30, 2011.  These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures were not effective as of the end of the period covered by this report.  We were not able to determine on a timely basis whether separate summarized financial information of KDA was required to be included in this Quarterly Report on Form 10-Q pursuant to Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X (and, if such separate summarized financial information was required to be so included, to prepare and include such separate summarized financial information in this Quarterly Report on Form 10-Q on a timely basis), as required by the rules of the SEC and the Nasdaq Stock Market.  We continue to strive to improve our processes to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, the Company had no changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Class Actions against the Company and Certain Directors and Officers

The Company and certain directors and officers were named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions alleged violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements.  The federal court consolidated the three lawsuits and appointed a lead plaintiff under the Private Securities Litigation Reform Act on March 21, 2011, and lead plaintiff filed a consolidated amended complaint on May 11, 2011.  The Company moved to dismiss the consolidated amended complaint.  On July 28, 2011, the Court granted that motion and dismissed the consolidated amended complaint, giving the plaintiff until August 22, 2011 to file any further amended complaint.  Lead plaintiff filed a second amended consolidated class action complaint on August 22, 2011, which defendants moved to dismiss.  The Court dismissed that complaint with prejudice on October 7, 2011.  Lead plaintiff will have thirty days to appeal the dismissal once final judgment is entered.

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

As of September 30, 2011, we had $60 million in aggregate principal amount of our 8.75% convertible senior notes due 2016 outstanding. We may incur additional indebtedness in the future, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the convertible senior notes interest rate of 8.75% as of September 30, 2011, together with (a) total value of our net assets of $189.7 million as of September 30, 2011, (b) $60 million of principal indebtedness outstanding as of September 30, 2011 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-18%	-13%	-8%	-3%	2%	7%	12%

(1)
The assumed portfolio return is required by SEC rules and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time. Actual returns may be greater or smaller than those appearing in the table.

(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets of $261.7 million at September 30, 2011 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the convertible senior notes interest rate of 8.75% as of September 30, 2011 by the $60 million of principal indebtedness outstanding as of September 30, 2011) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of September 30, 2011 to determine the “Corresponding Return to Common Stockholders.”

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of September 30, 2011, our asset coverage ratio was 416%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

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

The following disclosure supplements the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010:

The fair value of Katonah Debt Advisors may be negatively affected by the costs associated with preparing any separate financial statements of Katonah Debt Advisors that are required by Rule 3-09 of Regulation S-X or any separate summarized financial information of KDA that is required by Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X, which could adversely affect our business and financial condition, including the financial condition of Katonah Debt Advisors and our net asset value, as well as the trading price of our common stock.

Because the fair value of Katonah Debt Advisors is based on the cash flows of Katonah Debt Advisors available for distribution to the Company, the costs associated with the evaluation of the requirements of Rule 3-09 of Regulation S-X in respect of separate financial statements of Katonah Debt Advisors, the preparation of any required separate financial statements or separate summarized financial information of Katonah Debt Advisors in accordance with Rules 3-09, 10-01, 4-08(g) and 1-02(bb) of Regulation S-X, and any additional audit or review work required to be performed by our independent registered public accountants in respect of any such separate financial statements or separate summarized financial information may reduce the fair value of Katonah Debt Advisors as reflected on the Company’s financial statements, which could result in a reduction to our net asset value.  Any such reduction in the fair value of Katonah Debt Advisors could adversely affect our business and financial condition and could result in a decline in the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1	Amended and Restated Non-Employee Director Plan (incorporated by reference to Exhibit 4.1 included in the Registration Statement on form S-8, as filed on July 28, 2011 (File No. 333-175838)).*

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohlberg Capital Corporation

Date: November 9, 2011	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

10.1	Amended and Restated Non-Employee Director Plan (incorporated by reference to Exhibit 4.1 included in the Registration Statement on Form S-8, as filed on July 28, 2011 (File No. 333-175838)).*

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Submitted herewith.