Form 10-Q/A
period 2011-09-30
Kohlberg Capital CORP
filed 2012-03-15
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 814-00735

Kohlberg Capital Corporation

(Exact name of Registrant as specified in its charter)

Delaware	20-5951150
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A of Kohlberg Capital Corporation (the “Company”) for the three and nine months ended September 30, 2011 has been amended to include separate summarized financial information of the Company’s wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. and related affiliates controlled by the Company (collectively, “KDA”) and related disclosures, as required to be included in this Quarterly Report in accordance with Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X promulgated by the Securities and Exchange Commission (“ Regulation S-X ”) as well as to include the required certifications and other changes described below.  The Company has concluded that, in accordance with Rule 3-09 of Regulation S-X, separate financial statements of KDA are required to be filed with respect the fiscal year ended December 31, 2010 and separate summarized financial information of KDA is required to be filed with respect to the quarterly periods in fiscal 2011, including the quarterly period ended September 30, 2011.  However, the inclusion of such separate financial statements and summarized financial information of KDA did not result in any restatement to the previously reported financial results of the Company, including the financial results included in the original Quarterly Report on Form 10-Q filed on November 9, 2011 (the “Original Filing”).

Other than (i) the additional summarized financial information of KDA and related disclosures, (ii) the report of the Company’s independent registered public accounting firm relating to its review of the Company’s balance sheet as of September 30, 2011, and the related statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2011 and 2010, and the statements of cash flows for the nine months ended September 30, 2011 and 2010, (iii) the information regarding the Company’s determination with respect to separate financial statements and summarized financial information of KDA included in Item 4. Controls and Procedures of Part I below and (iv) the certifications noted below, no other information in the Original Filing is being amended hereby. The information contained in this Quarterly Report on Form 10-Q/A has been updated to reflect other events occurring after the Original Filing and to modify or update those disclosures affected by subsequent events. As such, except as provided herein with respect to the certifications noted below, this Amended Report continues to speak as of the date of the Original Filing. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other reports filed with the SEC subsequent to the filing of the Original Filing. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached to this Quarterly Report on Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.

All statements included or referred to in this Quarterly Report on Form 10-Q/A, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding the Company’s expectations regarding the filing of separate financial statements and separate summarized financial information of KDA. These forward-looking statements are based on the Company’s current expectations, estimates and projections, and certain assumptions made by the Company, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict.  These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q/A and the Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Kohlberg Capital Corporation

We have reviewed the accompanying balance sheet, including the schedule of investments of Kohlberg Capital Corporation and subsidiary (the “Company”) as of September 30, 2011, and the related statements of operations, changes in net assets, cash flows and financial highlights for the three-month and nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet, including the schedule of investments, of the Company as of December 31, 2010, and the related statements of operations, changes in net assets, cash flows and financial highlights for the year then ended (not presented herein); and in our report dated March 4, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP
New York, New York
March 15, 2012

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of September 30, 2011	As of December 31, 2010
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2011 - $2,494,148; 2010 - $720,225)	$2,494,148	$720,225
Money market account (cost: 2011 - $34,265,352; 2010 - $210,311)	34,265,352	210,311
Debt securities (cost: 2011 - $144,158,603; 2010 - $126,545,510)	120,607,476	91,042,928
CLO Fund securities managed by non-affiliates (cost: 2011 - $12,543,733; 2010 - $15,690,982)	3,281,000	4,921,000
CLO Fund securities managed by affiliate (cost: 2011 - $52,647,488; 2010 - $52,589,218)	45,480,000	48,110,000
Equity securities (cost: 2011 - $16,199,845; 2010 - $13,483,227)	6,009,932	4,688,832
Asset manager affiliates (cost: 2011 - $44,338,439; 2010 - $44,532,329)	42,629,000	41,493,000
Total Investments at fair value	254,766,908	191,186,296
Cash	414,363	10,175,488
Restricted cash	—	67,023,170
Interest and dividends receivable	2,852,109	2,574,115
Receivable for open trades	—	7,681,536
Accounts Receivable	1,261,926	851,020
Other assets	2,377,156	331,061
Total assets	$261,672,462	$279,822,686

LIABILITIES
Borrowings	$—	$86,746,582
Convertible Senior Notes	60,000,000	—
Payable for open trades	8,660,540	—
Accounts payable and accrued expenses	3,277,489	2,337,767
Dividend payable	—	3,812,670
Total liabilities	$71,938,029	$92,897,019

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,886,769 and 22,767,130 common shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$226,461	$224,274
Capital in excess of par value	284,276,107	282,794,025
Accumulated undistributed net investment income	5,105,105	818,664
Accumulated net realized losses	(47,992,538)	(34,325,792)
Net unrealized depreciation on investments	(51,880,702)	(62,585,504)
Total stockholders' equity	$189,734,433	$186,925,667

Total liabilities and stockholders' equity	$261,672,462	$279,822,686

NET ASSET VALUE PER COMMON SHARE	$8.29	$8.21

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

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of September 30, 2011

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 4.8% Cash, Due 6/13	$680,000	$677,199	$623,036
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.2% Cash, Due 6/14	5,000,000	5,000,000	4,902,000
Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,977,500	2,994,541	2,871,799
Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 4/14	2,982,892	3,003,762	2,994,078
Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,268,266	1,217,438	68,702
Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,438,841	1,435,250	607,910
Bicent Power LLC Utilities	Junior Secured Loan — Advance (Second Lien) 4.4% Cash, Due 12/14	4,000,000	4,000,000	1,064,000
Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	2,977,500	2,977,500	2,882,786
Caribe Media Inc. (fka Caribe Information Investments Incorporated) [8] Printing and Publishing	Senior Secured Loan — Term Loan 6.5% Cash, Due 3/13	1,611,045	1,608,471	880,436
CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, Due 1/15	2,000,000	1,981,794	1,597,800

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	$2,992,500	$2,999,477	$2,787,304
eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.7% Cash, Due 7/14	10,000,000	10,000,000	9,808,000
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3% Cash, Due 12/16	3,000,000	3,005,367	3,045,000
Ginn LA Conduit Lender, Inc. [8] Buildings and Real Estate [4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	97,429
Ginn LA Conduit Lender, Inc. [8] Buildings and Real Estate [4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	208,851
Ginn LA Conduit Lender, Inc. [8] Buildings and Real Estate [4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000
HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,912,162	3,758,500
Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, Due 2/15	5,000,000	4,910,210	5,000,000
Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,695,200
International Architectural Products, Inc. [8] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	576,841	550,277	437,995
Intrapac Corporation/Corona Holdco Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8% Cash, Due 5/13	3,000,000	3,006,637	2,970,000
Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,928,721	4,928,721	4,928,721

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	$11,250,597	10,927,553	11,588,115
KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,381,000
LBREP/L-Suncal Master I LLC [8] Buildings and Real Estate 4	Junior Secured Loan — Term Loan (Third Lien) 15.0% Cash, Due 2/12	2,332,868	2,332,868	933
LBREP/L-Suncal Master I LLC [8] Buildings and Real Estate [4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,875,156	3,875,156	833,159
LBREP/L-Suncal Master I LLC [8] Buildings and Real Estate [4]	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, Due 1/11	2,000,000	1,920,211	7,600
Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	485,381	463,380	72,807
Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	5,176,018	5,154,451	5,176,018
Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,900,000	4,900,000
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,994,987	1,935,138	1,934,779
Neiman Marcus Group Inc., The Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,880,543	1,854,720
Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,399,898	1,399,898	1,399,898
Perseus Holding Corp. [6] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	400,000	400,000	372,240

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	$7,000,000	6,901,374	7,140,000
Styron S.A.R.L. [3] Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, Due 8/17	1,994,975	1,825,402	1,804,215
TriZetto Group, Inc. (TZ Merger Sub, Inc.) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,984,732	1,899,938	1,914,035
TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5% Cash, Due 10/14	3,119,818	3,050,694	2,770,399
Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	5,500,000	5,500,000	5,500,000
Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,992,462	2,992,462	2,817,777
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Electronics	Senior Secured Loan — Term B-1 Loan (First Lien) 4.5% Cash, Due 11/16	1,994,987	1,997,439	1,937,272
Vertafore, Inc. Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,994,978	1,935,500	1,926,411
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	416,737	416,737	416,737
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	3,957,614	3,957,614	3,957,614

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, Due 3/18	911,994	914,225	889,194
Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, Due 3/18	455,997	457,113	444,597
Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, Due 3/18	$626,996	628,530	611,321
Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	2,725,714	2,719,447	2,712,086
Total Investment in Debt Securities
(64% of net asset value at fair value)		$145,978,015	$144,158,603	$120,607,476

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value [2]
Aerostructures Holdings L.P. [6] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P. [6] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961
Bankruptcy Management Solutions, Inc. [6] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,005
Bankruptcy Management Solutions, Inc. [6] Diversified/Conglomerate Service	Warrants	0.1%	-	-
Coastal Concrete Holding II, LLC [6] Buildings and Real Estate [4]	Class A Units	10.8%	8,625,626	250,143
eInstruction Acquisition, LLC [6] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	783,262
FP WRCA Coinvestment Fund VII, Ltd. [3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	$1,500,000	2,457,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value [2]
International Architectural Products, Inc. [6] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	996
Legacy Cabinets, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,006
Perseus Holding Corp. [6] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	265,400
Plumbing Holdings Corporation [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	-
Plumbing Holdings Corporation [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	2,716,618	1,999,159

Total Investment in Equity Securities
(3% of net asset value at fair value)			$16,199,845	$6,009,932

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value [2]
Grant Grove CLO, Ltd. [3,10]	Subordinated Securities	22.2%	$4,723,733	$3,050,000
Katonah III, Ltd. [3,10]	Preferred Shares	23.1%	4,500,000	230,000
Katonah V, Ltd. [3,10,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd. [3,7,10]	Subordinated Securities	16.4%	4,500,000	2,500,000
Katonah VIII CLO Ltd [3,7,10]	Subordinated Securities	10.3%	3,400,000	2,070,000
Katonah IX CLO Ltd [3,7,10]	Preferred Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd [3,7,10]	Subordinated Securities	33.3%	11,627,447	8,790,000
Katonah 2007-I CLO Ltd. [3,7,10]	Preferred Shares	100.0%	30,018,739	24,380,000

Total Investment in CLO Equity Securities			$64,089,919	$42,321,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value [2]
Katonah 2007-I CLO Ltd. [3,7,10]	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	5.2%	$1,101,302	$6,440,000

Total Investment in CLO Rated-Note			$1,101,302	$6,440,000

Total Investment in CLO Fund Securities
(26% of net asset value at fair value)			$65,191,221	$48,761,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value [2]
Katonah Debt Advisors	Asset Management Company	100.0%	$44,338,439	$42,629,000

Total Investment in Asset Manager Affiliate			$44,338,439	$42,629,000
(22% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value [2]
JP Morgan Asset Account	Time Deposit	0.0%	$2,494,148	$2,494,148
JP Morgan Business Money Market Account [9]	Money Market Account	0.2%	173,162	173,162
US Bank Money Market Account	Money Market Account	0.1%	34,092,190	34,092,190

Total Investment in Time Deposit and Money Market Accounts			$36,759,500	$36,759,500
(19% of net asset value at fair value)

Total Investments [5]			$306,647,608	$254,766,908
(134% of net asset value at fair value)

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. Interest rates and floors may contain fixed rate payment-in-kind provisions. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2011.
[2]	Reflects the fair market value of all existing investments as of September 30, 2011, as determined by the Company’s board of directors (the “Board of Directors”).
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2011, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.
[5]	The aggregate cost of investments for federal income tax purposes is approximately $307 million. The aggregate gross unrealized appreciation is approximately $7 million, the aggregate gross unrealized depreciation is approximately $59 million and the net unrealized depreciation is approximately $52 million.
[6]	Non-income producing.
[7]	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or related affiliates controlled by the Company.
[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[9]	Money market account holding restricted cash for employee flexible spending accounts.
[10]	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
[11]	As of September 30, 2011, this CLO Fund security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2010

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.7% Cash, Due 6/13	$1,080,000	$1,075,943	$979,452
Advanced Lighting Technologies, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	5,000,000	5,000,000
Awesome Acquisition Company (CiCi's Pizza) [6] Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3% Cash, Due 6/14	4,000,000	3,985,854	3,840,000
Bankruptcy Management Solutions, Inc. [6] Diversified/Conglomerate Service	Junior Secured Loan — Second Lien Facility 1.3% Cash, 7.0% PIK, Due 8/15	1,217,438	1,217,438	95,368
Bankruptcy Management Solutions, Inc. [6] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 7.5% Cash, Due 8/14	1,438,720	1,448,006	719,360
Bicent Power LLC [6] Utilities	Junior Secured Loan — Advance (Second Lien) 4.3% Cash, Due 12/14	4,000,000	4,000,000	2,367,600
BP Metals, LLC (fka Constellation Enterprises) [6] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 6/13	3,982,143	3,982,143	4,002,054
Caribe Information Investments Incorporated [6] Printing and Publishing	Senior Secured Loan — Term Loan 2.5% Cash, Due 3/13	1,611,045	1,608,021	1,273,692
Charlie Acquisition Corp. [9] Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 17.5% Cash, Due 6/13	14,261,996	10,744,496	250,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
CoActive Technologies LLC (fka CoActive Technologies, Inc.) [6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, Due 1/15	$2,000,000	$1,977,696	$1,464,600
eInstruction Corporation [6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8% Cash, Due 7/14	10,000,000	10,000,000	10,000,000
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1% Cash, Due 12/16	3,000,000	3,006,137	3,176,250
Ginn LA Conduit Lender, Inc. [9] Buildings and Real Estate [4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	72,286
Ginn LA Conduit Lender, Inc. [9] Buildings and Real Estate [4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	154,954
Ginn LA Conduit Lender, Inc. [9] Buildings and Real Estate [4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000
HMSC Corporation (aka Swett and Crawford) [6] Insurance	Junior Secured Loan — Loan (Second Lien) 5.8% Cash, Due 10/14	5,000,000	4,890,322	4,049,000
Hunter Fan Company [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,682,900
International Architectural Products, Inc. [6,9] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 8.8% Cash, 3.3% PIK, Due 5/15	967,622	948,809	929,498
Intrapac Corporation/Corona Holdco [6] Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8% Cash, Due 5/13	3,000,000	3,009,682	3,000,000
Jones Stephens Corp. [6,9] Buildings and Real Estate [4]	Senior Secured Loan — Term Loan (2006) 7.8% Cash, Due 9/12	9,541,180	9,527,522	6,364,921

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
KIK Custom Products Inc. [6] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	$5,000,000	$5,000,000	$3,435,000
LBREP/L-Suncal Master I LLC [9] Buildings and Real Estate 4	Junior Secured Loan — Term Loan (Third Lien) 15.0% Cash, Due 2/12	2,332,868	2,332,868	933
LBREP/L-Suncal Master I LLC [6,9] Buildings and Real Estate [4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,875,156	3,875,156	58,127
LBREP/L-Suncal Master I LLC [6,9] Buildings and Real Estate [4]	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, Due 1/11	2,000,000	1,920,211	7,600
Legacy Cabinets, Inc. [6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3% Cash, Due 5/14	463,380	463,380	92,676
MCCI Group Holdings, LLC [6] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, Due 6/13	1,000,000	1,000,000	1,000,000
Pegasus Solutions, Inc. [12] Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% Cash, Due 4/14	1,314,459	1,314,459	1,314,459
Perseus Holding Corp. [7] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% Cash	400,000	400,000	356,960
QA Direct Holdings, LLC [6] Printing and Publishing	Senior Secured Loan — Term Loan 8.3% Cash, Due 8/14	4,396,024	4,372,508	4,396,024
Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 12.0% Cash, 8.0% PIK, Due 6/14	2,078,079	2,078,079	2,078,079
Resco Products, Inc. [6] Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 12.0% Cash, 8.0% PIK, Due 6/14	7,193,458	7,079,981	7,193,458

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value [2]
Specialized Technology Resources, Inc. [6] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3% Cash, Due 12/14	$7,500,000	$7,500,000	$7,500,000
TUI University, LLC [6] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3% Cash, Due 10/14	3,119,818	3,033,934	2,958,212
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	470,643	470,643	470,643
Walker Group Holdings LLC [6] Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	4,469,539	4,469,539	4,469,539
Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0% Cash, Due 3/14	1,720,000	1,679,298	1,720,000
Wesco Aircraft Hardware Corp. [6] Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0% Cash, Due 3/14	3,554,283	3,569,258	3,554,283
Total Investment in Debt Securities
(49% of net asset value at fair value)		$130,939,851	$126,545,510	$91,042,928

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value [2]
Aerostructures Holdings L.P. [7] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$88,600
Aerostructures Holdings L.P. [7] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961
Bankruptcy Management Solutions, Inc. [6,7] Diversified/Conglomerate Service	Warrants	0.1%	-	-
Coastal Concrete Holding II, LLC [7] Buildings and Real Estate [4]	Class A Units	10.8%	8,625,626	250,143

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value [2]
eInstruction Acquisition, LLC [7] Healthcare, Education and Childcare	Membership Units	1.1%	$1,079,617	$1,079,724
FP WRCA Coinvestment Fund VII, Ltd. [3,7] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,400,000
International Architectural Products, Inc. [6,7] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	227,223
Legacy Cabinets, Inc. [6,7] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	49,422
Perseus Holding Corp. [7] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	312,200
Bankruptcy Management Solutions, Inc. [6,7] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	30,559

Total Investment in Equity Securities (3% of net asset value at fair value)			$13,483,227	$4,688,832

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value [2]
Grant Grove CLO, Ltd. [3,12]	Subordinated Securities	22.2%	$4,720,982	$3,150,000
Katonah III, Ltd. [3,12]	Preferred Shares	23.1%	4,500,000	470,000
Katonah IV, Ltd. [3,12]	Preferred Shares	17.1%	3,150,000	1,300,000
Katonah V, Ltd. [3,12,13]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd. [3,8,12]	Subordinated Securities	16.4%	4,500,000	2,090,000
Katonah VIII CLO Ltd [3,8,12]	Subordinated Securities	10.3%	3,400,000	1,690,000
Katonah IX CLO Ltd [3,8,12]	Preferred Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd [3,8,12]	Subordinated Securities	33.3%	11,612,677	8,820,000
Katonah 2007-I CLO Ltd. [3,8,12]	Preferred Shares	100.0%	29,987,959	26,200,000
Total Investment in CLO Equity Securities			$67,191,618	$45,021,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value [2]
Katonah 2007-I CLO Ltd. [3,8,12]	Class B-2L Notes Par Value of $44,674 5.2%, Due 1/00	100.0%	$1,088,582	$8,010,000

Total Investment in CLO Rated-Note			$1,088,582	$8,010,000

Total Investment in CLO Fund Securities
(28% of net asset value at fair value)			$68,280,200	$53,031,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value [2]
Katonah Debt Advisors	Asset Management Company	100.0%	$44,532,329	$41,493,000

Total Investment in Asset Manager Affiliate			$44,532,329	$41,493,000
(22% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value [2]
JP Morgan Asset Account	Time Deposit	0.03%	$720,225	$720,225
JP Morgan Business Money Market Account [11]	Money Market Account	0.2%	210,311	210,311

Total Investment in Time Deposit and Money Market Accounts			$930,536	$930,536
(0% of net asset value at fair value)

Total Investments [5]			$253,771,802	$191,186,296
(102% of net asset value at fair value)

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. Interest rates and floors may contain fixed rate payment-in-kind provisions. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2010.
[2]	Reflects the fair market value of all existing investments as of December 31, 2010, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.
[5]	The aggregate cost of investments for federal income tax purposes is approximately $254 million. The aggregate gross unrealized appreciation is approximately $8 million, the aggregate gross unrealized depreciation is approximately $71 million and the net unrealized depreciation is approximately $63 million.
[6]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
[7]	Non-income producing.
[8]	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or related affiliates controlled by the Company.
[9]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[10]	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).
[11]	Money market account holding restricted cash for employee flexible spending accounts.
[12]	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act, pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
[13]	As of December 31, 2010, this CLO Fund security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

	Nine Months Ended September 30,
	2011	2010
Per Share Data:
Net asset value, at beginning of period	$8.21	$9.56
Net income (loss)
Net investment income [1]	0.52	0.30
Net realized losses [1]	(0.60)	(0.48)
Net change in unrealized appreciation/depreciation on investments [1]	0.43	(0.29)
Net income (loss)	0.35	(0.47)
Net decrease in net assets resulting from distributions
From net investment income	(0.33)	(0.29)
In excess of net investment income	-	(0.04)
Net decrease in net assets resulting from distributions	(0.33)	(0.33)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	-	-
Issuance of common stock under dividend reinvestment plan	0.04	0.05
Stock based compensation expense	0.02	0.03
Net increase in net assets relating to stock-based transactions	0.06	0.08
Net asset value, end of period	$8.29	$8.84
Total net asset value return [2]	5.1%	1.7%

Ratio/Supplemental Data:
Per share market value at beginning of period	$6.97	$4.56
Per share market value at end of period	$5.85	$6.69
Total market return [3]	(11.3)%	54.1%
Shares outstanding at end of period	22,886,769	22,708,399
Net assets at end of period	$189,734,433	$200,801,315
Portfolio turnover rate [4]	20.1%	2.5%
Average debt outstanding	$51,943,391	$171,738,698
Asset coverage ratio	416%	246%
Ratio of net investment income to average net assets [5]	7.9%	4.3%
Ratio of total expenses to average net assets [5]	5.9%	10.0%
Ratio of interest expense to average net assets [5]	2.1%	4.3%
Ratio of non-interest expenses to average net assets [5]	3.8%	5.7%

[1]	Based on weighted average number of common shares outstanding for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in the ending market price over the beginning of period price per share plus dividends, divided by the beginning price.
[4]	Not annualized
[5]	Annualized

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

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors, including related affiliates, is currently the only company in which the Company has a controlling interest). Effective January 1, 2010, Katonah Debt Advisors adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” Although the Company cannot consolidate portfolio company investments, the adoption of this new guidance affected the required disclosures relating to Katonah Debt Advisors, as it requires Katonah Debt Advisors to consolidate its managed CLO Funds that are deemed to be variable interest entities (“VIEs”) and for which Katonah Debt Advisors is considered to be the primary beneficiary. As a result of the consolidation of these CLOs into Katonah Debt Advisors, Katonah Debt Advisors qualifies as a “significant subsidiary” and, as a result, the Company is required to include additional disclosures regarding Katonah Debt Advisors in its filings. The additional disclosure is included in Note 5 - Affiliate Asset Managers of the Company’s financial statements. These additional disclosures regarding Katonah Debt Advisors did not result in any restatement to the previously reported financial position, results of operations or cash flows of the Company included in the original Quarterly Report on Form 10-Q.

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

Beginning with the period ended June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors.  Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments in illiquid securities such that they are reviewed at least once during a trailing 12 month period.  Third party valuations were performed on approximately 1 6% of investments at fair value as of September 30, 2011.  These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and nine months ended September 30, 2011 and 2010 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net increase (decrease) in net assets from operations	$(1,485,257)	$(3,319,312)	$8,993,207	$(7,415,319)

Net increase (decrease) in net assets available to common stockholders	(1,485,257)	(3,319,312)	8,993,207	(7,415,319)
Weighted average number of common shares outstanding for basic shares computation	22,631,952	22,677,428	22,830,757	22,547,274
Effect of dilutive securities - stock options	—	—	12,851	—
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	22,631,952	22,677,428	22,843,608	22,547,274

Net increase (decrease) in net assets per basic common shares:
Net increase (decrease) in net assets from operations[1]	(0.07)	(0.15)	0.39	(0.33)

¹	For periods with a net decrease in net assets from operations, unvested restricted shares are anti-dilutive and not included in the per share calculations.

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

The industry concentrations, based on the fair value of the Company’s investment portfolio as of September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011 (unaudited)			December 31, 2010
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$19,808,172	$19,552,162	10%	$6,499,518	$5,613,844	3%
Asset Management Companies [2]	44,338,439	42,629,000	22	44,532,329	41,493,000	22
Beverage, Food and Tobacco	10,089,065	9,898,101	5	-	-	-
Buildings and Real Estate [3]	23,317,987	1,413,115	1	32,845,509	6,923,964	4
Cargo Transport	4,374,351	4,374,351	2	4,940,182	4,940,182	3
Chemicals, Plastics and Rubber	4,817,864	4,621,992	2	-	-	-
CLO Fund Securities	65,191,221	48,761,000	26	68,280,200	53,031,000	28
Containers, Packaging and Glass	3,006,637	2,970,000	2	3,009,682	3,000,000	2
Diversified/Conglomerate Manufacturing	6,901,374	7,140,000	4	-	-	-
Diversified/Conglomerate Service	2,871,281	677,618	-	10,384,036	8,345,287	4
Electronics	8,838,243	8,822,718	5	3,006,137	3,176,250	2
Healthcare, Education and Childcare	21,030,178	20,206,773	11	15,113,551	15,037,936	8
Home and Office Furnishings, Housewares, and Durable Consumer Products	22,401,498	20,721,929	11	9,654,903	8,804,450	5
Insurance	4,912,162	3,758,500	2	4,890,322	4,049,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,199,898	2,037,538	1	2,114,458	1,983,619	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,481,794	4,054,800	2	3,477,696	3,864,600	2
Mining, Steel, Iron and Non-Precious Metals	843,128	438,991	-	14,381,863	14,430,312	8
Personal and Non-Durable Consumer Products (Mfg. Only)	5,000,000	3,381,000	2	5,000,000	3,435,000	2
Personal, Food and Miscellaneous Services	2,977,500	2,882,786	1	14,730,350	4,090,000	2
Personal Transportation	3,003,762	2,994,078	2	-	-	-
Printing and Publishing	1,608,471	880,436	-	5,980,529	5,669,716	3
Retail Stores	1,880,543	1,854,720	1	-	-	-
Telecommunications	2,994,540	2,871,800	2	-	-	-
Time Deposit and Money Market Accounts	36,759,500	36,759,500	19	930,537	930,536	-
Utilities	4,000,000	1,064,000	1	4,000,000	2,367,600	1

Total	$306,647,608	$254,766,908	134%	$253,771,802	$191,186,296	102%

[1]	Calculated as a percentage of net asset value.
[2]	Represents Katonah Debt Advisors and related asset manager affiliates controlled by the Company.
[3]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of September 30, 2011 and December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors.  Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period.  Third party valuations were performed on approximately 1 6% of investments at fair value as of September 30, 2011.  These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager.  For the nine months ended September 30, 2011, Katonah Debt Advisors made distributions of $1.2 million to the Company.  For the nine months ended September 30, 2010, Katonah Debt Advisors made distributions of $3 million to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations. The declared third quarter dividend of $510,000 by Katonah Debt Advisors was recorded as a dividend receivable as of September 30, 2011.

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

Effective January 1, 2010, Katonah Debt Advisors adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to Katonah Debt Advisors which had previously not been required, as its provisions require Katonah Debt Advisors to consolidate certain of its managed CLO Funds that were not previously consolidated. As a result of the consolidation of these CLO Funds into Katonah Debt Advisors, the financial results of Katonah Debt Advisors indicate that it has become a “significant subsidiary” of the Company requiring the following additional disclosures. These disclosures regarding Katonah Debt Advisors do not directly impact the financial position, results of operations or cash flows of the Company.

Katonah Debt Advisors, L.L.C.

Summarized Balance Sheet Information

	As of September 30, 2011	(1)	As of December 31, 2010
Investments of CLO Funds at fair value	$1,764,462,047		$1,741,497,876
Restricted cash of CLO Funds	66,737,783		137,546,770
Total assets	1,848,001,679		1,894,583,848
CLO Fund liabilities at fair value	1,710,297,322		1,717,378,071
Total liabilities	1,760,016,414		1,758,509,114
Appropriated retained earnings of consolidated Variable Interest Entities	80,193,163		129,510,566

Katonah Debt Advisors, L.L.C.

Summarized Statements of Operations Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 (1)	2010 (1)	2011 (1)	2010 (1)
Interest income - investments of CLO Funds	$17,402,439	$15,344,475	$49,887,143	$47,780,897
Total income	17,970,940	16,127,772	53,755,607	50,324,469
Interest expense of CLO Fund liabilities	14,606,712	9,928,123	40,833,809	24,752,777
Total expenses	16,705,841	13,247,143	47,736,201	33,271,351
Net realized and unrealized gains (loss)	(60,261,531)	13,187,359	(54,669,019)	(14,268,885)
Net income (loss) attributable to attributable to non controlling interests in consolidated Variable Interest Entities	(59,568,871)	16,265,334	(49,317,403)	1,852,704
Net income (loss) attributable to Katonah Debt Advisors, L.L.C.	864,789	(994,303)	1,567,194	69,061

(1) Not covered by report of Independent Registered Public Accounting Firm.

All of the consolidated VIEs’ investment balances are CLO Fund-related. The assets of the CLO Funds are held solely to satisfy the obligations of the CLO Funds. Katonah Debt Advisors has no right to the benefits from, nor does it bear the risks associated with, the collateral assets held by the CLO Funds, beyond its minimal direct investments in, and management fees generated from, the CLO Funds. If Katonah Debt Advisors were to liquidate, the collateral assets would not be available to the general creditors of Katonah Debt Advisors. Additionally, the investors in the CLO Funds have no recourse to the general credit of Katonah Debt Advisors for the securities issued by the CLO Funds.

The consolidation of the VIEs’ investment products in Katonah Debt Advisors’ financial statements is not reflective of the underlying financial position, results of operations or cash flows of Katonah Debt Advisors as a stand-alone entity. Furthermore, the financial operations of Katonah Debt Advisors, whether consolidated with the CLO funds it manages or on a stand-alone basis, are not reflective of the fair value of Katonah Debt Advisors as reported on the Company’s balance sheet and schedule of investments as the Company is required under GAAP to report Katonah Debt Advisors as a portfolio company at fair value.

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

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of
	September 30, 2011 (unaudited)	As of December 31, 2010
Convertible Senior Notes, due March 15, 2016	60,000,000	-
Secured credit facility, due February 28, 2011 (1)	-	86,746,582

(1)	February 28, 2011 was the maturity date as established by a Forbearance and Settlement Agreement dated September 20, 2010. This borrowing was fully repaid on January 31, 2011.

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

Convertible Senior Notes

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due 2016 (“Convertible Senior Notes”).  On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount.  The net proceeds for the Convertible Senior Notes, following underwriting expenses, were approximately $ 57.7 million.  Interest on the Convertible Senior Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011.  The Notes mature on March 15, 2016 unless converted earlier.  The Convertible Senior Notes are senior unsecured obligations of the Company.

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

Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Convertible Senior Notes upon a fundamental change at a price equal to 100% of the principal amount of the Convertible Senior Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.  In addition, in the case of certain fundamental changes and without duplication of the foregoing amount, the Company will also pay holders an amount in cash (or, in certain circumstances, shares of the Company’s common stock) equal to the present value of the remaining interest payments on such notes through, and including, the maturity date.

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $ 2.4 million of debt offering costs which are being amortized over the term of the facility on a straight-line basis, which approximates the effective yield method,   of which approximately $2.1 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated.  There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

For the period from March 11, 2011 (the date of issuance of the notes) to September 30, 2011, the Company recorded approximately $ 3.1 million of interest costs and amortization of financing costs as interest expense.

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

 12. SUBSEQUENT EVENTS

On February 24, 2012, the Company  entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent (“BNYM”), and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company (“KCAP Funding”), whereby KCAP Funding purchased a portfolio of commercial bank loans (the “Collateral Debt Obligations”) the purchase of which was financed by the issuance of (a) a senior note in an aggregate principal amount of $30.0 million, issued to CS in exchange for $30.0 million in cash and (b) a junior note in an aggregate principal amount of $12.5 million, issued to the Company in exchange for the sale by the Company to KCAP Funding of the Collateral Debt Obligations.  Pursuant to the Note Purchase Agreement, the Company has agreed to act as Portfolio Manager on behalf of KCAP Funding and CS of the Collateral Debt Obligations, and  has granted a security interest to KCAP Funding in all of the Company’s right to receive certain management fees, and KCAP Funding granted to CS a security interest in, among other things, the Collateral Debt Obligations and its rights to receive the management fees pledged to it by the Company.  In its capacity as Portfolio Manager, the Company also entered into a Collateral Administration Agreement, dated as of February 24, 2012, with KCAP Funding, CS and BNYM, as collateral administrator and collateral agent, whereby BNYM will, among other things, hold the collateral on behalf of CS, as secured party, administer the Collateral Debt Obligations and perform certain other administrative obligations.

On February 29, 2012, the Company completed the acquisition of Trimaran Advisors, L.L.C. (“Trimaran”) through a newly-formed, wholly-owned subsidiary of the Company.  The aggregate consideration paid for all of the outstanding equity interests in Trimaran consisted of $13.0 million in cash and 3,600,000 shares of common stock, par value $0.01 per share, of the Company.  Trimaran manages four CLO Funds with aggregate assets under management of approximately $1.5 billion.  Contemporaneously with the acquisition, the Company also acquired the subordinated or preferred share interests in certain CLO Funds managed by Trimaran for an aggregate cash purchase price of $12.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q/A, “Kohlberg Capital,” “Company,” “we,” “us,” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio company, Katonah Debt Advisors, L.L.C. (collectively with related affiliates controlled by the Company, “Katonah Debt Advisors”), and related companies, unless the context otherwise requires.

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

Debt Securities

●	represent approximately 46% of total assets;

●	represent credit instruments issued by corporate borrowers;

●	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

●	primarily senior secured and junior secured loans (39% and 43% of debt securities, respectively);

●	spread across 22 different industries and 39 different entities;

●	average balance per investment of approximately $3 million;

●	all but four issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and

●	weighted average interest rate of 8.0% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to September 30, 2011 unless otherwise specified)

●	represent approximately 19% of total assets at September 30, 2011 ;

●	87% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 13% of CLO Fund securities are rated notes;

●	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

●	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;

●	nine different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and

●	one CLO Fund security, not managed by Katonah Debt Advisors, representing a fair value of $1,000 is not currently providing a dividend payment to the Company.

Katonah Debt Advisors

●	represents approximately 16% of fair value of total assets;

●	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;

●	has approximately $1.9 billion of assets under management;

●	receives contractual and recurring asset management fees based on par value of managed investments;

●	typically receives a one-time structuring fee upon completion of a new CLO Fund;

●	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;

●	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

●	for the nine months ended September 30, 2011, Katonah Debt Advisors had pre-tax net income before net capital losses of approximately $1.4 million; and

●	for the nine months ended September 30, 2011, Katonah Debt Advisors made a distribution of $1,160,000 to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Net Change in Unrealized Depreciation on Investments

During the three and nine months ended September 30, 2011, the Company’s investments had a net decrease in unrealized appreciation of approximately $6 million and an increase of approximately $11 million, respectively; during three and nine months ended September 30, 2010, the Company’s investments had a net decrease in unrealized appreciation of approximately $4 million and $3 million , respectively.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments.  For the three months ended September 30, 2011, net investment income and net realized gains were approximately $4 million, or $0.18 per share.  For the nine months ended September 30, 2011, net investment income and net realized losses were approximately $2 million, or $0. 07 per share. For the three months ended September 30, 2010, net investment income and net realized gains were approximately $785,000 or $0.03 per share.  For the nine months ended September 30, 2010, net investment income and net realized losses were approximately $4 million, or $0.18 per share.

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

Our CLO Fund investments as of September 30, 2011 and December 31, 2010 are as follows:

			September 30, 2011 (unaudited)		December 31, 2010
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,723,733	$3,050,000	$4,720,982	$3,150,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	230,000	4,500,000	470,000
Katonah IV, Ltd. [4]	Preferred Shares	17.1	-	-	3,150,000	1,300,000
Katonah V, Ltd. [3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd. [2]	Subordinated Securities	16.4	4,500,000	2,500,000	4,500,000	2,090,000
Katonah VIII CLO Ltd. [2]	Subordinated Securities	10.3	3,400,000	2,070,000	3,400,000	1,690,000
Katonah IX CLO Ltd. [2]	Preferred Shares	6.9	2,000,000	1,300,000	2,000,000	1,300,000
Katonah X CLO Ltd. [2]	Subordinated Securities	33.3	11,627,447	8,790,000	11,612,677	8,820,000
Katonah 2007-1 CLO Ltd. [2]	Preferred Shares	100.0	30,018,739	24,380,000	29,987,959	26,200,000
Katonah 2007-1 CLO Ltd. [2]	Class B-2L Notes	100.0	1,101,302	6,440,000	1,088,582	8,010,000
Total			$65,191,221	$48,761,000	$68,280,200	$53,031,000

[1]	Represents percentage of class held.
[2]	An affiliate CLO Fund managed by Katonah Debt Advisors.
[3]	As of September 30, 2011, this CLO Fund security was not providing a dividend distribution.
[4]	Katonah IV, Ltd. was sold during the quarter ended June 30, 2011.

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

Professional fee expenses for the three and nine months ended September 30, 2011 are lower by approximately $900,000 and $3.8 million , respectively, relative to the same prior year period primarily due to a significant increase in professional fees during the three and nine months ended September 30, 2010 related to legal proceedings, our complaint against our lenders, and additional legal, accounting, and valuation costs related to the restatement of our year-end 2008 and first-and second-quarter 2009 financial statements.

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

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors.  Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period.  Third party valuations were performed on approximately 1 6% of investments at fair value as of September 30, 2011.  These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures were not effective as of the end of the period covered by this report.  We were not able to determine on a timely basis whether separate summarized financial information of KDA was required to be included in this Quarterly Report on Form 10-Q pursuant to Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X (and, if such separate summarized financial information was required to be so included, to prepare and include such separate summarized financial information in this Quarterly Report on Form 10-Q on a timely basis), as required by the rules of the SEC and the Nasdaq Stock Market.  Subsequent to the filing of the original Quarterly Report on Form 10-Q on November 9, 2011, the Company’s management concluded that, in accordance with Rule 3-09 of Regulation S-X, separate financial statements of KDA were required to be filed with respect the fiscal year ended December 31, 2010 and separate summarized financial information of KDA was required to be filed with respect to the quarterly periods in fiscal 2011, including the quarterly period ended September 30, 2011. We continue to strive to improve our processes to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods.

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

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2010 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or any risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the net asset value and trading price of our common stock could decline, and you may lose all or part of your investment. Other than described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q/A and our other reports filed with the SEC.

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

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of September 30, 2011, our asset coverage ratio was 416%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

●	there is a likelihood of greater volatility of net asset value and market price of our common stock than without leverage;

●	our exposure to risk of loss is greater if we incur debt or issue senior securities to finance investments because a decrease in the value of our investments has a greater negative impact on our returns and, therefore, the value of our common stock than if we did not use leverage;

●	the decrease in our asset coverage ratio resulting from increased leverage and the covenants contained in documents governing our indebtedness (which may impose asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act) limit our flexibility in planning for, or reacting to, changes in our business and industry, as a result of which we could be required to liquidate investments at an inopportune time;

●	we are required to dedicate a portion of our cash flow to interest payments, limiting the availability of cash for dividends and other purposes; and

●	our ability to obtain additional financing in the future may be impaired.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1	Amended and Restated Non-Employee Director Plan (incorporated by reference to Exhibit 4.1 included in the Registration Statement on form S-8, as filed on July 28, 2011 (File No. 333-175838)).*

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohlberg Capital Corporation

Date: March 15, 2012	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2012	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

10.1	Amended and Restated Non-Employee Director Plan (incorporated by reference to Exhibit 4.1 included in the Registration Statement on Form S-8, as filed on July 28, 2011 (File No. 333-175838)).*

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Submitted herewith.

