Form 10-K
period 2011-12-31
Kohlberg Capital CORP
filed 2012-03-15
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $152 million based upon a closing price of $7.95 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 1, 2012 was 23,009,963.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 15, 2012 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

i

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

ii

iii

PART I

Item 1. Business

KOHLBERG CAPITAL CORPORATION

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its controlled affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2011 was $7.85. On December 31, 2011, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.31.

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

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (also referred to as “NAV”) per share was $7.85 and $8.21 as of December 31, 2011 and December 31, 2010, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholders’ equity per share for the reporting period. Our NAV is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2011		December 31, 2010
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Time deposits	$229,152	$0.01	$720,225	$0.03
Money market account	31,622,134	1.38	210,311	0.01
Debt securities	114,673,506	4.99	91,042,928	4.00
CLO Fund securities	46,412,000	2.02	53,031,000	2.33
Equity securities	6,040,895	0.26	4,688,832	0.21
Asset manager affiliates	40,814,000	1.78	41,493,000	1.82
Cash	2,555,259	0.10	10,175,488	0.45
Restricted Cash	—	—	67,023,170	2.93
Other assets	5,786,715	0.25	11,437,732	0.50
Total Assets	$248,133,661	$10.79	$279,822,686	$12.28
Borrowings	$60,000,000	$2.61	$86,746,582	$3.81
Other liabilities	7,607,719	0.33	6,150,437	0.27
Total Liabilities	$67,607,719	$2.94	$92,897,019	$4.08
NET ASSET VALUE	$180,525,942	$7.85	$186,925,667	$8.21

(1)	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than NAV per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.

Please refer to “— Investment Portfolio” below for a further description of our investment portfolio and the fair value thereof.

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 401%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The weighted average daily debt balance for the years ended December 31, 2011 and 2010 was approximately $54 million and $155 million, respectively.

On February 24, 2012, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent (“BNYM”), and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company (“KCAP Funding”), whereby KCAP Funding purchased a portfolio of senior secured term loans (the “Collateral Debt Obligations”), the purchase of which was financed by the issuance of (a) a senior note in an aggregate principal amount of $30.0 million, issued to CS in exchange for $30.0 million in cash and (b) a junior note in an aggregate principal amount of $12.5 million, issued to the Company in exchange for the sale by the Company to KCAP Funding of the Collateral Debt Obligations.

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

Investment Portfolio Summary Attributes as of and for the Year Ended December 31, 2011

Our investment portfolio generates net investment income, which is generally used to pay principal and interest on our borrowings and to fund our dividends. Our investment portfolio consists of three primary components: debt securities, CLO fund securities and our investment in our wholly owned asset manager, Katonah Debt Advisors. We also have investments in equity securities of approximately $6 million, which comprises approximately 3% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “— Investment Portfolio” and “— Investments and Operations” for a more detailed description) as of and for the year ended December 31, 2011:

Debt Securities

•	represent approximately 48% of total investment portfolio;
•	represent credit instruments issued by corporate borrowers;
•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;
•	primarily senior secured and junior secured loans (39% and 41% of debt securities, respectively);

•	spread across 21 different industries and 44 different entities;
•	average balance per investment of approximately $3 million;
•	all but three issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations;
•	weighted average interest rate of 8.4% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to December 31, 2011 unless otherwise specified)

•	represent approximately 19% of total assets at December 31, 2011;
•	86% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 14% of CLO Fund Securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;
•	nine different CLO Fund securities; six of such CLO Fund securities are managed by Katonah Debt Advisors; and
•	two CLO Fund securities, not managed by Katonah Debt Advisors, representing a fair value of $2,000, are not currently providing a dividend payment to the Company.

Katonah Debt Advisors

•	represents approximately 17% of total investment portfolio;
•	represents our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;
•	has approximately $1.9 billion of assets under management;
•	receives contractual and recurring asset management fees based on par value of managed investments;
•	typically receives a one-time structuring fee upon completion of a new CLO Fund;
•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;
•	dividends paid by Katonah Debt Advisors are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;
•	for the year ended December 31, 2011, Katonah Debt Advisors had pre-tax net income of approximately $2 million; and
•	for the year ended December 31, 2011, Katonah Debt Advisors made distributions of $1.9 million to the Company in the form of a dividend which is recognized as current earnings to the Company.

Time Deposits and Money Market Accounts

•	time deposits, represented by overnight Eurodollar deposits, were partially restricted under terms of the Facility prior to the payoff thereof on January 31, 2011; and
•	the money market account contains restricted cash held for employee flexible spending accounts.

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

Net Change in Unrealized Depreciation on Investments

During the year ended December 31, 2011, the Company’s investments had net unrealized appreciation of $10 million.

For the year ended December 31, 2011, the net increase of approximately $10 million in unrealized appreciation is primarily due to (i) one investment position with a cost basis of approximately $10.7 million and fair value of $250,000 as of March 31, 2011 that was written off which resulted in a decrease to unrealized depreciation on debt securities of approximately $10.5 million (additional fair value adjustments of approximately $4.5 million further increased the unrealized appreciation on debt securities for the period for a total of approximately $16 million); (ii) one CLO Fund security with a cost basis of approximately $3.2 million and a fair value of $1.9 million as of March 31, 2011 that was sold which resulted in a decrease to unrealized depreciation on CLO Fund securities managed by non-affiliates of approximately $1.3 million, along with a decrease in unrealized appreciation of approximately $3.5 million on the remaining CLO Fund securities; (iii) an approximate decrease in unrealized depreciation of $1.7 million in equity securities; and (iv) a net decrease of approximately $2 million in the unrealized appreciation of Katonah Debt Advisors.

The reduction in unrealized depreciation for the write off of the debt security and the sale of the CLO Fund security was offset by an increase to realized losses of approximately $12.0 million resulting in a net decrease in net asset value for the year ended December 31, 2011 of approximately $200,000.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the year ended December 31, 2011 was an increase of approximately $8 million or an increase of $0.33 per share.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2011, net investment income and realized losses was approximately $2 million, or $0.11 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the year ended December 31, 2011, net investment income was approximately $16 million, or $0.70 per share.

Generally, we seek to fund our dividends from net investment income. For the year ended December 31, 2011, dividend distributions totaled $16 million, or $0.70 per share.

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

	Dividend	Declaration Date	Record Date	Pay Date
2011:
Fourth quarter	$0.18	12/12/2011	12/23/2011	1/27/2012
Third quarter	0.18	9/15/2011	10/10/2011	10/28/2011
Second quarter	0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011
Total declared for 2011	$0.70
2010:
Fourth quarter	$0.17	12/13/2010	12/24/2010	1/29/2011
Third quarter	0.17	9/20/2010	10/8/2010	10/29/2010
Second quarter	0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010
Total declared for 2010	$0.68

Due to our ownership of Katonah Debt Advisors and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the year ended December 31, 2011, Katonah Debt Advisors had approximately $2 million of pre-tax net income and made distributions of $1.9 million to us, a portion of which represented undistributed earnings from prior years. For the year ended December 31, 2010, Katonah Debt Advisors had approximately $1 million of pre-tax net income and made distributions of $4.5 million to us. Dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations.

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

The following table shows the Company’s portfolio by security type at December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Time Deposits	$229,152	$229,152	—%	$720,225	$720,225	—%
Money Market Account	31,622,134	31,622,134	13	210,311	210,311	—
Senior Secured Loan	54,045,184	45,259,328	19	34,183,551	22,001,256	12
Junior Secured Loan	58,936,728	47,300,172	20	76,896,867	63,944,003	34
Mezzanine Investment	10,931,428	11,588,115	5	10,744,496	250,000	—
Senior Subordinated Bond	9,997,898	10,125,891	4	4,320,596	4,490,709	2
CLO Fund Securities	65,209,809	46,412,000	19	68,280,200	53,031,000	28
Equity Securities	16,559,610	6,040,895	3	13,232,266	4,437,871	2
Preferred	400,000	400,000	—	650,961	607,921	—
Affiliate Asset Managers	44,338,301	40,814,000	17	44,532,329	41,493,000	22
Total	$292,270,244	$239,791,687	100%	$253,771,802	$191,186,296	100%

(1)	Represents percentage of total portfolio at fair value.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level III of the fair value hierarchy, were adopted by us in the first quarter of 2010. Note 4 to the financial statements reflects the amended disclosure requirements. The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. Since this new guidance only amends the disclosures requirements, it did not impact our statements of financial position, statements of operations, or cash flow statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (ASU 2011-04). ASU 2011-04 amends Topic 820 to clarify existing fair value measurement disclosures to (1) specifically provide quantitative information about the significant unobservable inputs used for all level 3 measurements and (2) disclose any transfers between levels 1 and 2 of the fair value hierarchy, not just significant transfers. ASU 2011-04 also requires a number of additional disclosures regarding fair value measurements. Specifically, ASU 2011-04 requires entities to disclose: (1) a qualitative discussion about the sensitivity of recurring level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; (2) a description of our valuation processes surrounding level 3 measurements; (3) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use; and (4) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 amends Topic 820 to change the fair value measurement of financial instruments and the application of premiums and discounts in a fair value measurement. ASU 2011-04 also clarifies existing fair value measurement regarding the concepts of valuation premise, the application of the highest and best use, and the fair value measurement of an instrument classified in an entity’s shareholders’ equity. The adoption of ASU 2011-04 is not expected to have an effect on our current fair value measurements but is expected to have a significant impact on our disclosures related to the assets and liabilities of its consolidated investment products that are classified as level 3 assets within the fair value hierarchy. The amendments to Topic 820 made by ASU 2011-04 are effective for interim and annual periods beginning on or after December 15, 2011. As such, these disclosure changes will be required in our Form 10-Q for the three months ended March 31, 2012.

Accounting Standards Codification Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosure”) requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

We engaged Valuation Research Corporation (“VRC”), an independent valuation firm, to provide third-party valuation estimates for approximately 8% of investments at fair value as of December 31, 2011. VRC’s valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors did not engage VRC to provide valuation estimates for any of the assets in the Company’s portfolio as of December 31, 2010. However, the Board of Directors engaged VRC to review our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs for both the years ended December 31, 2011 and 2010. VRC concluded that our CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly. The Board of Directors may engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of its valuation processes.

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

At December 31, 2011 and December 31, 2010, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.4% and 8.6%, respectively.

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at December 31, 2011 was spread across 21 different industries and 44 different entities with an average balance per entity of approximately $3 million. As of December 31, 2011, all but three of our portfolio companies were current on their debt service obligations. Our portfolio, including the CLO Funds in we invest, and the CLO Funds managed by Katonah Debt Advisors consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the U.S., which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At December 31, 2011, approximately 21% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 19% of our portfolio). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At December 31, 2011, our ten largest portfolio companies represented approximately 62% of the total fair value of our investments. Our largest investment, Katonah Debt Advisors which is our wholly-owned portfolio company, represented 17% of the total fair value of our investments. Excluding Katonah Debt Advisors and CLO Fund securities, our ten largest portfolio companies represent approximately 26% of the total fair value of our investments.

The characteristics of our investment securities at fair value, excluding CLO equity securities are presented in the following table as of each quarter end from March 31, 2010 through December 31, 2011.

	4Q11		3Q11		2Q11		1Q11
Security Type ($ in millions)	$	%	$	%	$	%	$	%
First Lien	$45.3	37%	$47.0	37%	$31.9	27%	$23.3	24%
Second Lien/Mezzanine/Bond	69.0	57	73.2	58	81.2	68	64.8	68
Equity	6.0	5	6.0	5	6.7	6	7.4	8
Preferred	0.4	—	0.4	—	0.4	—	0.4	—
Total	$120.7	99%	$126.6	100%	$120.2	101%	$95.8	100%

	4Q10		3Q10		2Q10		1Q10
Security Type ($ in millions)	$	%	$	%	$	%	$	%
First Lien	$22.0	23%	$95.7	49%	$123.3	53%	$143.3	51%
Second Lien/Mezzanine/Bond	68.7	72	94.9	48	103.1	44	132.8	47
Equity	4.4	5	5.7	3	6.2	3	5.6	2
Preferred	0.6	1	0.6	—	0.7	—	0.7	—
Total	$95.7	100%	$196.9	100%	$233.3	100%	$282.4	100%

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2011 and December 31, 2010, were as follows:

	December 31, 2011			December 31, 2010
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$19,683,821	$19,439,230	8%	$6,499,518	$5,613,844	2%
Asset Management Companies(2)	44,338,301	40,814,000	17	44,532,329	41,493,000	22
Beverage, Food and Tobacco	9,892,274	9,796,565	4	—	—	—
Buildings and Real Estate(3)	18,591,674	662,443	—	32,845,509	6,923,964	4
Cargo Transport	4,374,350	4,374,351	2	4,940,182	4,940,182	3
Chemicals, Plastics and Rubber	4,809,459	4,614,828	2	—	—	—
CLO Fund Securities	65,209,809	46,412,000	19	68,280,200	53,031,000	28
Containers, Packaging and Glass	—	—	—	3,009,682	3,000,000	2
Diversified/Conglomerate Manufacturing	6,905,447	7,000,000	3	—	—	—
Diversified/Conglomerate Service	2,870,642	372,599	—	10,384,036	8,345,287	4
Electronics	8,831,440	9,026,186	4	3,006,137	3,176,250	2
Healthcare, Education and Childcare	20,956,582	19,523,824	8	15,113,551	15,037,936	8
Home and Office Furnishings, Housewares, and Durable Consumer Goods	21,683,112	20,604,850	9	9,654,903	8,804,450	5
Insurance	4,919,522	3,753,000	2	4,890,322	4,049,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,290,892	2,084,012	1	2,114,458	1,983,619	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,483,174	3,891,900	2	3,477,696	3,864,600	2
Mining, Steel, Iron and Non-Precious Metals	797,091	438,913	—	14,381,863	14,430,312	8
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,250,000	1	5,000,000	3,435,000	2
Personal, Food and Miscellaneous Services	2,872,500	2,827,359	1	14,730,350	4,090,000	2
Personal Transportation	2,993,092	2,983,648	1	—	—	—
Printing and Publishing	1,044,539	1,223,743	1	5,980,529	5,669,716	2
Retail Stores	1,885,086	1,932,500	1	—	—	—
Telecommunications	2,986,151	2,776,950	1	—	—	—
Time Deposits and Money Market Account	31,851,286	31,851,286	13	930,537	930,536	—
Utilities	4,000,000	137,500	—	4,000,000	2,367,600	1
Total	$292,270,244	$239,791,687	100%	$253,771,802	$191,186,296	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents Katonah Debt Advisors and other asset manager affiliates.
(3)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2011 and December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2011, we had approximately $46 million invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors.

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

Our CLO Fund investments as of December 31, 2011 and December 31, 2010 are as follows:

			December 31, 2011		December 31, 2010
CLO Fund Securities	Investment	%(1)	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,724,303	$2,730,000	$4,720,982	$3,150,000
Katonah III, Ltd.	Preferred Shares	23.1	4,500,000	1,000	4,500,000	470,000
Katonah IV, Ltd.	Preferred Shares	17.1	—	—	3,150,000	1,300,000
Katonah V, Ltd.(3)	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.(2)	Subordinated Securities	16.4	4,500,000	2,210,000	4,500,000	2,090,000
Katonah VIII CLO Ltd.(2)	Subordinated Securities	10.3	3,400,000	1,800,000	3,400,000	1,690,000
Katonah IX CLO Ltd.(2)	Preferred Shares	6.9	2,000,000	1,240,000	2,000,000	1,300,000
Katonah X CLO Ltd.(2)	Subordinated Securities	33.3	11,631,226	8,320,000	11,612,677	8,820,000
Katonah 2007-1 CLO Ltd.(2)	Preferred Shares	100	30,027,384	23,540,000	29,987,959	26,200,000
Katonah 2007-1 CLO Ltd.(2)	Class B-2L Notes	100	1,106,896	6,570,000	1,088,582	8,010,000
Total			$65,209,809	$46,412,000	$68,280,200	$53,031,000

(1)	Represents percentage of class held.
(2)	An affiliate CLO Fund managed by Katonah Debt Advisors.
(3)	As of December 31, 2011, this CLO Fund Security was not providing a dividend distribution.

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

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in — “Critical Accounting Policies — Valuation of Portfolio Investments” below) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “— Critical Accounting Policies — Valuation of Portfolio Investments” below) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

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

The table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of December 31, 2011:

CLO Fund Securities(1)	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	288	235	32	$1,025,731	$1,257,066
Katonah III, Ltd.	133	76	25	1,370,298	2,398,021
Katonah V, Ltd.	158	84	28	453,668	853,328
Katonah VII CLO Ltd.	208	165	32	1,521,405	1,917,892
Katonah VIII CLO Ltd	233	189	31	1,524,747	1,879,715
Katonah IX CLO Ltd	254	205	30	1,551,079	1,921,825
Katonah X CLO Ltd	248	204	29	1,864,919	2,267,157
Katonah 2007-1 CLO Ltd	213	173	31	1,373,239	1,690,751

(1)	All data from most recent trustee reports as of December 31, 2011

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management on which it earns management fees, and was valued at approximately $41 million.

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

As of December 31, 2011, we had total secured term loan, mezzanine debt, bond and equity investments of approximately $121 million, total investments in CLO Fund securities managed by our wholly-owned portfolio company Katonah Debt Advisors and three other asset managers of approximately $46 million, and total investment in 100% of Katonah Debt Advisors’ asset management company of approximately $41 million.

As of December 31, 2011, we had a portfolio of investment securities that included first and second lien secured loans. Our investments generally averaged between $1 million to $10 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. We expect that the size of our investments and maturity dates will vary as follows:

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

Credit and Investment Process

We employ the same due diligence intensive investment strategy that our senior management team, Katonah Debt Advisors and Kohlberg & Co. have used over the past 23 years. Due to our ability to source transactions through multiple channels, we expect to maintain a substantial pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

We focus on lending and investing opportunities in:

•	companies with EBITDA of $10 to $50 million;
•	companies with financing needs of $25 to $150 million;
•	companies purchased by top tier equity sponsors;
•	non-sponsored companies with successful management and systems;
•	high-yield bonds and broadly syndicated loans to larger companies on a selective basis; and
•	equity co-investment in companies where we see substantial opportunity for capital appreciation.

We expect to source investment opportunities from:

•	private equity sponsors;
•	regional investment banks for non-sponsored companies;
•	other middle market lenders with whom we can “club” loans; and
•	Katonah Debt Advisors with regard to high-yield bonds and syndicated loans.

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

Investment Securities

We invest in senior secured loans and mezzanine debt and, to a lesser extent equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt. As of December 31, 2011, together with our wholly-owned portfolio company Katonah Debt Advisors, we had a staff of 18 investment professionals who specialize in specific industries and generally seek to invest in companies about which we have direct expertise. However, we may invest in other industries if we are presented with attractive opportunities. For more information regarding our investment securities, see “— Investment Securities,” above.

CLO Fund Securities

As of December 31, 2011, we had $46 million at fair value, invested in CLO Fund securities, including those issued by funds managed by Katonah Debt Advisors. CLO Funds managed by Katonah Debt Advisors invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have any investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments.

The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to us and the other holders of the CLO Fund’s subordinated securities or preferred shares based on the proportionate share of such class.

The securities issued by CLO Funds managed by Katonah Debt Advisors are primarily held by third parties. As of December 31, 2011, we had $44 million invested at fair value in five Katonah Debt Advisors managed CLO Funds. We typically make a minority investment in the subordinated securities or preferred shares of CLO Funds raised and managed by Katonah Debt Advisors and may selectively invest in securities issued by CLO Funds managed by other asset management companies. For more information regarding our investment securities, see “— Investment Portfolio — Investment in CLO Fund Securities.”

Katonah Debt Advisors

Katonah Debt Advisors is our wholly-owned asset management company that manages CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of assets under management, and was valued at approximately $41 million.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to Kohlberg Capital Corporation. Cash distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager when declared. As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. Our investment in Katonah Debt Advisors is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Katonah Debt Advisors is classified as a Level III investment. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation

As a separately taxable corporation, Katonah Debt Advisors is taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by Katonah Debt Advisors to us would generally need to be distributed to our stockholders. Katonah Debt Advisors’ taxable net income differs from GAAP net income due to both deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees, stock option expense, and interest rate caps. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

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

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. On February 4, 2011, Katonah Debt Advisors entered to an Asset Purchase Agreement with a third-party buyer controlled by a former Katonah Debt Advisors employee to sell substantially all of the Scott’s Cove assets for a purchase price of $25,000. The transaction closed on February 28, 2011. At closing, Katonah Debt Advisors and the buyer entered into a Services Agreement, pursuant to which the buyer paid to Katonah Debt Advisors $225,000 for certain transitional services to be provided by Katonah Debt Advisors (including access to office space, secretarial services and information technology support) and agreed to pay an additional amount of $75,000 on each of the first and second anniversaries of the closing date (subject to, in the case of the first payment, deferment for up to one year under certain circumstances). Katonah Debt Advisors’ obligation to provide transitional services under the Services Agreement expired on June 30, 2011. At closing, Katonah Debt Advisors and the employees that formerly managed the Scott’s Cove assets also entered into employee termination agreements, whereby they agreed to terminate their employment with Katonah Debt Advisors and to relinquish all claims against Katonah Debt Advisors or its affiliates.

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

Our Strategic Relationship with Kohlberg & Co.

We believe that historically we have derived substantial benefits from our strategic relationship with Kohlberg & Co. Christopher Lacovara, a partner of Kohlberg & Co., is the Chairman of our Board of Directors and is also a member of our Investment Committee. Through such participation, we have access to the expertise of this individual in middle market and leveraged investing, which we believe enhances our capital raising, due diligence, investment selection and credit analysis activities. Kohlberg & Co. is a leading U.S. private equity firm which manages investment funds that acquire middle market companies.

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

Our relationship with Kohlberg & Co., including our use of the “Kohlberg” name, is governed by the License and Referral Agreement between us and Kohlberg & Co. The initial term of the agreement expired on October 31, 2011, and there is no guarantee that the agreement will not be terminated and that we will continue to benefit from its provisions. See “Risk Factors — Risks Related to Our Business — The initial term of the agreement governing our strategic relationship with Kohlberg & Co. expired on October 31, 2011 and such agreement may be terminated.”

LEVERAGE

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 401%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The weighted average daily debt balance for the years ended December 31, 2011 and 2010 was approximately $54 million and $155 million, respectively.

On February 24, 2012, the Company entered into a Note Purchase Agreement with CS, Credit Suisse Securities (USA) LLC, as arranger, BNYM, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company, whereby KCAP Funding purchased a portfolio of Collateral Debt Obligations, the purchase of which was financed by the issuance of (a) a senior note in an aggregate principal amount of $30.0 million, issued to CS in exchange for $30.0 million in cash and (b) a junior note in an aggregate principal amount of $12.5 million, issued to the Company in exchange for the sale by the Company to KCAP Funding of the Collateral Debt Obligations.

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

We believe that we provide a unique combination of an experienced middle market origination and credit team, an existing credit platform at Katonah Debt Advisors that includes experienced lenders with broad industry expertise and an Investment Committee that includes a partner of Kohlberg & Co., a leading experienced and successful middle market private equity firm. We believe that this combination of resources provides us with a thorough credit process and multiple sources of investment opportunities to enhance our asset selection process.

COMPETITIVE ADVANTAGES

We believe that we can successfully compete with other providers of capital in the markets in which we compete for the following reasons:

•	Internally managed structure and significant management resources. We are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our stockholders.
•	Multiple sourcing capabilities for assets. We have multiple sources of loans, mezzanine investments and equity investments through our industry relationships and Katonah Debt Advisors.
•	Disciplined investment process. We employ a rigorous credit review process and due diligence intensive investment strategy which our senior management has developed over more than 20 years of lending. For each analyzed company, we develop our own underwriting case and multiple stress case scenarios and an event-specific financial model reflecting company, industry and market variables. Generally, we have decided not to invest in highly leveraged or “covenant light” credit facilities.
•	Katonah Debt Advisors’ credit platform. Katonah Debt Advisors serves as a source of our direct investment opportunities and cash flow, and certain credit analysts employed by Katonah Debt Advisors who also serve as officers of the Company serve as a resource for credit analysis.
•	Investments in a wide variety of portfolio companies in a number of different industries with no direct exposure to mortgage-backed securities. Our investment portfolio (excluding our investments in Katonah Debt Advisors and CLO Fund securities) is spread across 21 different industries and 44 different entities with an average balance per investment of approximately $3 million. Our investment portfolio as well as the investment portfolios of the CLO Funds in which we have invested and the investment portfolios of the CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by companies and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings.
•	Strategic relationship with Kohlberg & Co. We believe that Kohlberg & Co. is one of the oldest and most well-known private equity firms focused on the middle market. We believe that we have historically derived substantial benefits from our strategic relationship with Kohlberg & Co.
•	Significant equity ownership and alignment of incentives. Our senior management team and the senior management team of Katonah Debt Advisors together have a significant equity interest in the Company, ensuring that their incentives are strongly aligned with those of our stockholders.

EMPLOYEES

As of March 5, 2012, we had 26 employees.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of December 31, 2011, we did not have any preferred stock outstanding.

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

Fair values of our debt investments for which market prices are not observable are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and or industry when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. Such investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.

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

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities generally include all borrowings, guarantees of borrowings and any preferred stock we may issue in the future. Our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. As of December 31, 2011, our total par debt outstanding was approximately $60 million and our asset coverage ratio was approximately 401%, above the minimum asset coverage level generally required for a BDC by the 1940 Act. See “— Leverage” above.

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

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business — The debt we incur could increase the risk of investing in our Company.” As of December 31, 2011 our asset coverage ratio was 401%, above the minimum required asset coverage level of 200%.

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

Election to be Taxed as a Regulated Investment Company

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2006. As a RIC, we generally will not have to pay corporate-level taxes on any income or gains that we distribute to our stockholders as dividends in accordance with the timing requirements of the Code. To qualify for treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% “investment company taxable income” (also previously referred to as “net investment company income”), which is generally the sum of our net investment income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”), for such year.

Taxation as a Regulated Investment Company

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. We will be subject to U.S. federal income tax at the regular corporate rates on any net ordinary income or capital gain not distributed (or deemed distributed) to our stockholders. As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain net taxable undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year, and (3) any net income realized, but not distributed, in the preceding year. For purposes of the required excise tax distribution, any ordinary gains and losses from the sale, exchange or other taxable disposition of property that would otherwise be taken into account after October 31 of a calendar year generally are treated as arising on January 1 of the following calendar year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). We currently intend to make sufficient distributions each taxable year and/or pay sufficient corporate income tax to avoid any excise tax liability, although we reserve the right to pay an excise tax rather than make an additional distribution when circumstances warrant (e.g., the payment of an excise tax amount that we deem to be de minimis).

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with non-cash payment in kind (“PIK”) interest or, in certain cases, with increasing interest rates or that are issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders to satisfy the Annual Distribution Requirement, even though we will not have received an amount of cash that corresponds with the income accrued.

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

We may be required to withhold U.S. federal income tax (“backup withholding”), currently at a rate of 28%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number, (2) who fails to furnish us with a certificate that such stockholder is exempt from backup withholding, or (3) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. The 28% rate will expire for amounts paid after December 31, 2012 and instead the backup withholding rate on such amounts will be 31% unless Congress enacts legislation providing otherwise. It is currently unclear whether such legislation will be enacted and, if enacted, what the terms of an extension will be. Backup withholding is not an additional tax. Any amount withheld under the backup withholding rules is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

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

Certain Additional Reporting and Withholding Requirements

Rules enacted in March 2010 require the reporting to the IRS of direct and indirect ownership of foreign financial accounts and foreign entities by U.S. persons. Failure to provide this required information can result in a 30% withholding tax on certain payments (“withholdable payments”), beginning in 2014 or 2015, depending on the type of payment. Specifically, withholdable payments subject to this 30% withholding tax include payments of U.S.-source dividends and interest, made on or after January 1, 2014 and payments of gross proceeds from the sale or other disposal of property that can produce U.S.-source dividends or interest made on or after January 1, 2015.

The IRS has issued only very preliminary guidance with respect to these new rules; their scope remains unclear and potentially subject to material change. Pursuant to that guidance, it is possible that distributions and redemption payments made by us on or after the dates noted above (or such later dates as may be provided in future guidance) to a stockholder will be subject to the new 30% withholding requirement. Payments to a non-U.S. stockholder that is a “foreign financial institution” will generally be subject to withholding unless such stockholder enters into a timely agreement with the IRS. Payments to stockholders that are U.S. persons or foreign individuals will generally not be subject to withholding, so long as such stockholders provide such certifications or other documentation as are required to comply with the new rules. Persons investing in us through an intermediary should contact their intermediaries regarding the application of the new reporting and withholding regime to their investments. Stockholders are urged to consult a tax advisor regarding this new reporting and withholding regime in light of their particular circumstances.

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

A large number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with other BDCs, as well as a large number of investment funds, investment banks and other sources of financing, including traditional financial services companies, such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable some of our competitors to make commercial loans with interest rates that are comparable to or lower than the rates we typically offer. We may lose prospective portfolio investments if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of our potential competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities or that we will be able to fully invest our available capital. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected. Although Kohlberg & Co. has agreed pursuant to the License and Referral Agreement with us to notify us of equity investment opportunities that are presented to Kohlberg & Co. but do not fit the investment profile of Kohlberg & Co. or its affiliates, no such referral to date has resulted in an investment by us or Katonah Debt Advisors and the initial term of the agreement expired on October 31, 2011, and, as a result, Kohlberg & Co. may terminate the agreement at any time in its sole discretion.

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

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

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

As of December 31, 2011, we had $60 million in aggregate principal amount of our 8.75% convertible senior notes due 2016 outstanding. We may incur additional indebtedness in the future, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

On February 24, 2012, the Company incurred additional borrowings totaling $30 million to fund new investments. Such additional borrowings may exacerbate the risks defined above regarding leverage.

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the convertible senior notes interest rate of 8.75% as of December 31, 2011, together with (a) total value of our assets of $248.1 million as of December 31, 2011, (b) $60 million of principal indebtedness outstanding as of December 31, 2011and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-17%	-12%	-7%	-2%	3%	8%	13%

(1)	The assumed portfolio return is required by SEC rules and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time. Actual returns may be greater or smaller than those appearing in the table.
(2)	In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets of $248.1 million at December 31, 2011to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the convertible senior notes interest rate of 8.75% as of December 31, 2011 by the $60 million of principal indebtedness outstanding as of December 31, 2011) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2011 to determine the “Corresponding Return to Common Stockholders.”

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of December 31, 2011, our asset coverage ratio was 401%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

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

We obtained shareholder approval to sell our common stock at a price below net asset value at our 2011 annual meeting and such approval is effective for a period expiring on June 16, 2012, the one-year anniversary of the date of the shareholder approval.

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

If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

As a BDC, we are generally not permitted to issue equity securities priced below NAV without stockholder approval. We obtained stockholder approval to sell our common stock at a price below NAV at our 2011 annual stockholder meeting and such approval is effective for a period expiring on June 16, 2012, the one-year anniversary of the date of the stockholder approval. We may seek such approval for future periods, including for the one-year period starting at our 2012 annual stockholder meeting. The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in NAV per share (as well as in the aggregate NAV of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

We may from time to time expand our business through acquisitions, which could disrupt our business, harm our financial condition and dilute current stockholders’ ownership interests in our Company.

We may pursue potential acquisitions of, and investments in, businesses complementary to our business and from time to time engage in discussions regarding such possible acquisitions. For example, in February 2012, we completed the acquisition of Trimaran Advisors, L.L.C. (“Trimaran”). Such acquisition and any other acquisitions we may undertake involve a number of risks, including:

•	failure of the acquired businesses to achieve the results we expect;
•	substantial cash expenditures;
•	diversion of capital and management attention from operational matters;
•	our inability to retain key personnel of the acquired businesses;
•	incurrence of debt and contingent liabilities and risks associated with unanticipated events or liabilities; and
•	the potential disruption and strain on our existing business and resources that could result from our planned growth and continuing integration of our acquisitions.

If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities. Any acquisition, including the Trimaran acquisition, may not result in short-term or long-term benefits to us. If we are unable to integrate or successfully manage any business that we acquire, we may not realize anticipated cost savings, improved efficiencies or revenue growth, which may result in reduced profitability or operating losses. Moreover, acquisitions of businesses may require the issuance of additional equity financing, which may result in dilution of our existing stockholders.

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

Katonah Debt Advisors and its asset manager affiliates (together, the “Advisers”), our wholly-owned asset managers that manage CLO Funds, rely on an exemption from registration as investment advisers set forth in Section 203(b)(3) of the Investment Advisers Act of 1940, as amended (the “Advisers Act’), which provides generally that an investment adviser with fewer than 15 clients is not required to register with the SEC (i.e., the “private adviser” exemption). However, as a result of the elimination of the “private adviser” exemption by the Private Fund Investment Advisers Registration Act of 2010, we expect that the Advisers will be required to register as investment advisers under the Advisers Act by March 31, 2012, and in that regard have filed to register as investment advisers with the SEC. Certain provisions of the 1940 Act applicable to BDCs may be interpreted to prohibit BDCs from owning any security issued by or any other interest in the business of a person who is a registered investment adviser. If the 1940 Act were so interpreted, the Company may be in violation of the 1940 Act unless the Commission grants the Company exemptive relief. The Company has applied for this exemptive relief [and the Commission has published notice of its intent to grant the relief](1); however, at this time the relief has not yet been granted and may not be granted on the terms expected. If the Company is not successful in obtaining such exemptive relief before the Advisers are required to register as investment advisers, or at all, then the Company may be in violation of the 1940 Act or the

(1)	NTD: To be confirmed before filing.

Advisers may be in violation of the Advisers Act until the Company is able to obtain the necessary exemptive relief or otherwise resolve the matter. The Company cannot guarantee that it will be able to obtain the necessary exemptive relief in the timeframe required, or at all. If the Company does receive such exemptive relief from the SEC, it may be subject to conditions that will limit the Company’s or the Advisers’ ability to operate, structure or expand their businesses in the future. In addition, as registered investment advisers, the Advisers may be subject to increased regulatory risks, additional costs and expenses associated with operating as registered investment advisers.

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

We are currently parties in ongoing litigation and regulatory proceedings. As described in greater detail in “Item 3. Legal Proceedings” below, pending proceedings involving us and/or our directors and officers include three purported class action lawsuits filed by our stockholders and an SEC investigation, and a derivative action filed by a shareholder, which has been dismissed and in which the stockholder has appealed, all of which relate to the valuation methodology and procedures used by us to value our investments and the restatement to our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) and the quarterly periods ended March 31, 2009 and June 30, 2009. While we believe that we have meritorious defenses in these proceedings and that the outcomes should not materially impact us, we anticipate continued elevated legal and related costs as the ultimate outcomes of the matters are uncertain.

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

The initial term of the agreement governing our strategic relationship with Kohlberg & Co. expired on October 31, 2011 and such agreement may be terminated.

Our strategic relationship with Kohlberg & Co. is governed by the License and Referral Agreement between us and Kohlberg & Co. We believe that we derive substantial benefits from this relationship, including our use of the “Kohlberg” name. The initial term of the agreement expired on October 31, 2011, and, as a result, Kohlberg & Co. may terminate the agreement at any time in its sole discretion. As a result, there is no guarantee that the agreement will not be terminated and that we will continue to benefit from its provisions. If the agreement is terminated, we will not, among other things, be able to use the “Kohlberg” name, which may negatively adversely impact our brand and our business.

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

We have previously restated our financial statements for the year ended December 31, 2008 (and the quarterly periods included in such year) as well as the quarterly periods ended March 31, 2009 and June 30, 2009. The restatement of our financial statements was due to errors in the application of accounting for the fair value of our illiquid investments and the revenue recognition for certain non-cash PIK investments, which errors impact the amount of unrealized gains (losses) reported for our illiquid investments, which affects the calculation of our net asset value and net income, and also impact net investment income as well as the cost basis and the net change in unrealized appreciation on certain non-cash PIK investments. The error related to fair value measurements was identified through the use and weighting of additional valuation techniques and a broader consideration of secondary market inputs, and with regard to our financial statements for the periods noted above, resulted from the material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. This restatement has exposed us to certain legal and regulatory actions described in “Business — Legal Proceedings” below and could expose us to additional legal or regulatory actions. In addition, the defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. We believe that we addressed the material weaknesses through the adoption of the revised valuation procedures and the implementation of a review process in 2010. We may be the subject of negative publicity focusing on the restatement and negative reactions from shareholders and others with whom we do business.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2011, our largest investment, our 100% equity interest in Katonah Debt Advisors, equaled approximately 17% of the fair value of our investments. Beyond the asset diversification requirements associated with our qualification as a RIC (as described further in “Item 1. Business — Certain United States Federal Income Tax Considerations”), we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. In accordance with our current policy, we do not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment). However, to the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

We expect to receive distributions of recurring fee income, after the payment of its expenses, from the asset management activities of Katonah Debt Advisors. However, the existing asset management agreements pursuant to which Katonah Debt Advisors receives such fee income from the CLO Funds for which it serves as manager may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by Katonah Debt Advisors of the indenture governing the applicable CLO Fund, breaches by Katonah Debt Advisors of certain specified provisions of the indenture, material breaches of representations or warranties made by Katonah Debt Advisors, bankruptcy or insolvency of Katonah Debt Advisors, fraud or criminal activity on the part of Katonah Debt Advisors or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions. Further, a significant portion of the asset management fees payable to Katonah Debt Advisors under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated or the CLO Funds do not generate enough income or otherwise have insufficient residual cash flow due to diversion of cash as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements to pay the subordinated management fees, we will not receive the fee income that we expect to continue to receive from Katonah Debt Advisors, which will reduce income available to make distributions to our stockholders. At December 31, 2011, Katonah Debt Advisors was receiving all (senior and subordinate) management fees payable by the CLO Funds managed by it.

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

As of December 31, 2011, we had $41 million invested in the subordinated securities or preferred shares issued by CLO Funds managed by Katonah Debt Advisors and certain other third party asset managers. Subject to market conditions, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by Katonah Debt Advisors and/or third party managers. These subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, we may not be able to continue to complete new CLO Funds due to prevailing CLO market conditions or other factors.

Risks Related to Our Operation as a BDC

A failure on our part to maintain our status as a business development company would significantly reduce our operating flexibility.

If we do not continue to qualify as a business development company, we might be regulated as a registered closed-end investment company under the 1940 Act; our failure to qualify as a BDC would make us subject to additional regulatory requirements, which may significantly decrease our operating flexibility by limiting our ability to employ leverage and issue common stock.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of our affiliates without the prior approval of the SEC. However, we may co-invest on a concurrent basis with any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

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

If we are unable to qualify as a RIC under Subchapter M of the Code, we will generally be subject to corporate-level U.S. federal income tax, which will adversely affect our results of operations and financial condition.

Provided we qualify as a RIC, we will generally not be subject to corporate-level U.S. federal income taxes on income distributed to our stockholders as dividends in accordance with the timing requirements of the Code. We generally will not continue to qualify for pass-through tax treatment as a RIC, and thus will be subject to corporate-level U.S. federal income taxes, if we are unable to comply with the source-of-income, asset diversification and distribution requirements contained in the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. Failure to meet the requirements for tax treatment as a RIC would subject us to taxes, which would reduce the return on your investment. As such, our failure to qualify for tax treatment as a RIC would have a material adverse effect on us, the NAV of our common stock and the total return obtainable from your investment in our common stock. We may, from time to time, organize and conduct the business of our wholly-owned portfolio company, Katonah Debt Advisors, through additional direct or indirect wholly-owned subsidiaries which may, in some cases, be taxable as corporations. For additional information see “Item 1. Business — Regulation” and “Item 1. Business — Certain United States Federal Income Tax Considerations.”

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

Item 3. Legal Proceedings

Class Actions against the Company and Certain Directors and Officers

The Company and certain directors and officers were named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions alleged violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements. The federal court consolidated the three lawsuits and appointed a lead plaintiff under the Private Securities Litigation Reform Act on March 21, 2011, and lead plaintiff filed a consolidated amended complaint on May 11, 2011. The Company moved to dismiss the consolidated amended complaint. On July 28, 2011, the Court granted that motion and dismissed the consolidated amended complaint, giving the plaintiff until August 22, 2011 to file any further amended complaint. Lead plaintiff filed a second amended consolidated class action complaint on August 22, 2011, which defendants moved to dismiss. The Court dismissed that complaint with prejudice on October 7, 2011. The time for that Lead plaintiff to appeal the dismissal has now passed.

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

Item 4. Mine Safety Disclosures

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

Quarterly Stock Prices for 2011 and 2010

	High	Low	Close	NAV(1)
2011:
Fourth quarter	$6.85	$5.65	$6.31	$7.85
Third quarter	$8.26	$5.33	$5.85	$8.29
Second quarter	$8.16	$7.12	$7.95	$8.52
First quarter	$8.58	$6.70	$8.26	$8.64
2010:
Fourth quarter	$7.10	$6.34	$6.97	$8.21
Third quarter	$6.69	$4.55	$6.69	$8.84
Second quarter	$5.88	$4.43	$5.01	$9.20
First quarter	$5.71	$3.79	$5.66	$9.62

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

We began paying quarterly dividends in our first full quarter of operations following our IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 —  “Distributable Tax Income” from our Notes to the Financial Statements included herein. The table below provides information relating to dividends we paid in respect of the periods indicated.

Dividend Declarations

	Dividend	Declaration Date	Record Date	Pay Date
2011:
Fourth quarter	$0.18	12/12/2011	12/23/2011	1/27/2012
Third quarter	0.18	9/15/2011	10/10/2011	10/28/2011
Second quarter	0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011
Total declared for 2011	$0.70
2010:
Fourth quarter	$0.17	12/13/2010	12/24/2010	1/29/2011
Third quarter	0.17	9/20/2010	10/8/2010	10/29/2010
Second quarter	0.17	6/23/2010	7/7/2010	7/29/2010
First quarter	0.17	3/19/2010	4/7/2010	4/29/2010
Total declared for 2010	$0.68

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2011. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2011)

(1)	Total return includes reinvestment of dividends through December 31, 2011. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to Kohlberg Capital.

HOLDERS

As of December 31, 2011, there were 20 shareholders of record of our common stock and approximately 9,644 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the period covered by this report that were not registered under the Securities Act. However, we issued 141,278 shares of common stock pursuant to a dividend reinvestment plan. See Note 9, “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2008, the Board of Directors approved a $5 million share repurchase plan. Any share repurchases are subject to timing restrictions and other applicable regulations. We did not repurchase any shares of our common stock during the year ended December 31, 2011.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information regarding the Amended and Restated 2006 Equity Incentive Plan and the Amended and Restated Non-Employee Director Plan as of December 31, 2011:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	60,000	$7.24	1,426,539	(2)(3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	60,000	7.24	1,426,539

(1)	The Company’s Amended and Restated 2006 Equity Incentive Plan and Amended and Restated Non-Employee Director Plan.
(2)	Subject to the following additional limitations: The aggregate number of shares of restricted stock that may be issued under the Amended and Restated 2006 Equity Incentive Plan may not exceed 10% of the outstanding shares on June 13, 2008, the effective date of the Amended and Restated 2006 Equity Incentive Plan, plus 10% of the number of shares issued or delivered by the Company (other than pursuant to compensation plans) during the term of the Amended and Restated 2006 Equity Incentive Plan. No one person may be granted more than 25% of the shares of restricted stock reserved for issuance under the Amended and Restated 2006 Equity Incentive Plan. In addition, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 25% of the outstanding voting securities of the Company, except that if the amount of voting securities that would result from the exercise of all the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued by the Company, would exceed 15% of the outstanding voting securities of the Company, the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 20% of the outstanding voting securities of the Company.
(3)	The 1,390,539 shares issuable under the Company’s Amended and Restated 2006 Equity Incentive Plan may be issued in the form of options, restricted stock or other stock-based awards. The 36,000 shares issuable under the Company’s Amended and Restated Non-Employee Director Plan may currently be issued in the form of options. As further described below, the Company is seeking approval of an amendment to the Amended and Restated Non-Employee Director Plan at the Meeting to, among other things, permit the Company to grant shares of restricted stock to Non-Employee Directors.

Item 6. Selected Financial Data

The following selected financial and other data for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

KOHLBERG CAPITAL CORPORATION
SELECTED FINANCIAL DATA

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007(1)
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$24,010,467	$24,638,631	$33,497,213	$46,208,978	$37,219,713
Fees and other income	86,057	215,233	399,338	1,653,232	759,301
Dividends from affiliate asset manager	1,910,000	4,500,000	—	1,350,000	500,000
Other Income	2,000,000	—	—	—	—
Total interest and related portfolio income	28,006,524	29,353,864	33,896,551	49,212,210	38,479,014
Expenses:
Interest and amortization of debt issuance costs	4,588,482	7,088,202	9,276,563	10,925,624	7,229,597
Compensation	3,907,900	3,322,895	3,222,604	3,940,638	4,104,761
Other	3,490,939	7,045,648	3,066,729	3,640,031	4,385,707
Total operating expenses	11,987,321	17,456,745	15,565,896	18,506,293	15,720,065
Net Investment Income	16,019,203	11,897,119	18,330,655	30,705,917	22,758,949
Realized and unrealized gains (losses) on investments:
Net realized gains (losses)	(18,476,608)	(17,862,984)	(15,782,121)	(575,179)	266,317
Net change in unrealized gains (losses)	10,106,949	(8,322,812)	31,854,736	(93,414,146)	3,116,719
Total net gains (losses)	(8,369,659)	(26,185,796)	16,072,615	(93,989,325)	3,383,036
Net increase (decrease) in net assets resulting from operations	$7,649,544	$(14,288,677)	$34,403,270	$(63,283,408)	$26,141,985
Per Share:
Earnings per common share – basic	$0.33	$(0.63)	$1.56	$(3.09)	$1.45
Earnings per common share – diluted	$0.33	$(0.63)	$1.56	$(3.09)	$1.45
Net investment income per share – basic	$0.70	$0.53	$0.83	$1.50	$1.27
Net investment income per share – diluted	$0.70	$0.53	$0.83	$1.50	$1.27
Dividends declared per common share	$0.70	$0.68	$0.92	$1.44	$1.40
Balance Sheet Data:
Investment assets at fair value	$239,791,687	$191,186,296	$409,105,621	$460,509,190	$521,006,947
Total assets	$248,133,661	$279,822,686	$439,416,057	$469,156,229	$533,141,959
Total debt outstanding	$60,000,000	$86,746,582	$218,050,363	$261,691,148	$255,000,000
Stockholders' equity	$180,525,942	$186,925,667	$213,895,724	$196,566,018	$259,068,164
Net asset value per common share	$7.85	$8.21	$9.56	$9.03	$14.38
Common shares outstanding at end of year	22,992,211	22,767,130	22,363,281	21,771,186	18,017,699
Other Data:
Investments funded(2)	85,541,809	11,245,300	23,482,349	109,442,643	373,852,286
Principal collections related to investment repayments or sales(2)	81,681,314	223,103,170	84,503,183	72,345,600	104,037,559
Number of portfolio investments at year end(2)	68	58	124	149	145
Weighted average yield of income producing debt investments(3)	8.4%	8.6%	6.5%	7.0%	9.5%

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.
(2)	Does not include investments in time deposits or money markets.
(3)	Weighted average yield of income producing debt investments is calculated as the average yield to par outstanding balances for investments in loans and mezzanine debt. The yields on CLO equities and investment in our wholly-owned portfolio manager, Katonah Debt Advisors, are excluded.

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

OVERVIEW

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We originate, structure and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million. In addition to our middle market investment business, our wholly-owned portfolio company, Katonah Debt Advisors and its affiliates (collectively, “Katonah Debt Advisors”), manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. We acquired Katonah Debt Advisors and certain related assets prior to our initial public offering from affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading private equity firm focused on middle market investing. As of December 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2011 was $7.85. On December 31, 2011, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.31.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2011, three issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2010, five issuers representing 4.1% of our total investments at fair value were on non-accrual status.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2008	$353,859,007	$34,640,000	$5,089,365	$54,734,812	$448,323,184
2009 Activity:
Purchases/originations/draws	$1,509,987	$1,076,250	$8,625,627	$4,018,309	$15,230,173
Pay-downs/pay-offs/sales	(72,227,405)	—	—	—	(72,227,405)
Net accretion of discount	964,724	742,204	—	—	1,706,928
Net realized losses	(12,050,370)	—	(1,516,682)	(2,215,069)	(15,782,121)
Increase (decrease) in fair value	25,300,586	12,512,546	(7,485,064)	1,526,668	31,854,736
Fair Value at December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
2010 Activity:
Purchases/originations/draws	$9,981,426	$—	$1,927,366	$3,780,817	$15,689,609
Pay-downs/pay-offs/sales	(208,820,374)	—	—		(208,820,374)
Net accretion of discount	381,677	85,150	—	—	466,827
Net realized losses	(17,053,242)	—	(809,742)	—	(17,862,984)
Increase (decrease) in fair value	9,196,912	3,974,850	(1,142,038)	(20,352,537)	(8,322,813)
Fair Value at December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
2011 Activity:
Purchases/originations/draws	$81,815,921	$—	$3,218,151	$(194,027)	$84,840,045
Pay-downs/pay-offs/sales	(56,944,765)	(1,935,000)	(141,769)	—	(59,021,534)
Net accretion of discount	156,180	79,609	—	—	235,789
Net realized losses	(17,261,608)	(1,215,000)	—	—	(18,476,608)
Increase (decrease) in fair value	15,864,850	(3,548,609)	(1,724,319)	(484,973)	10,106,949
Fair Value at December 31, 2011	$114,673,506	$46,412,000	$6,040,895	$40,814,000	$207,940,401

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

Set forth below is a discussion of our results of operations for the the years ended December 31, 2011, 2010, and 2009.

Investment Income

Investment income for the years ended December 31, 2011, 2010, and 2009 was approximately $28 million, $29 million, and $34 million, respectively. Of this amount, approximately $9 million, $14 million and $24 million, respectively, was attributable to interest income on our loan and bond investments. A portion of such interest income is attributable to net interest earned on assets accumulated for future CLO issuance on which Katonah Debt Advisors entered into a first loss agreement in connection with loan warehouse arrangements for Katonah Debt Advisors CLO Funds. For the years ended December 31, 2011 and December 31, 2010 no income related to first loss arrangements was earned. For the year ended December 31, 2009, approximately $107,000 of such net interest related to the first loss arrangements previously accrued was written off. For the years ended December 31, 2011, 2010, and 2009, approximately $15 million, $10 million and $9 million, respectively, of investment income was attributable to investments in CLO fund securities.

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

Dividends from Affiliate Asset Manager

As of December 31, 2011, our investment in Katonah Debt Advisors was approximately $41 million. For the year ended December 31, 2011 and 2010, Katonah Debt Advisors had GAAP net income of approximately $2 million and $1 million, respectively. During the year ended December 31, 2011 distributions from Katonah Debt Advisors totaled approximately $1.9 million. For the year ended December 31, 2010 distributions from Katonah Debt Advisors totaled approximately $4.5 million, a portion of which represented undistributed earnings from prior years.

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

Total expenses for the years ended December 31, 2011, 2010, and 2009 were approximately $12 million, $17 million, and $16 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $5 million, $7 million, and $9 million, respectively, on average debt outstanding of $54 million, $155 million, and $236 million, respectively.

For the years ended December 31, 2011, 2010, and 2009 approximately $4 million, $3 million, and $3 million respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense. For the year ended December 31, 2011, professional fees and insurance expenses totaled approximately $3 million. For the year ended December 31, 2010 and December 31, 2009, professional fees and insurance expenses totaled approximately $6 million, and $2 million, respectively. For the year ended December 31, 2011, administrative and other costs totaled approximately $987,000. For the year ended December 31, 2010 and December 31, 2009, administrative and other costs totaled approximately $1 million and $991,000, respectively. These costs include occupancy expense, technology and other office expenses.

Professional fee expenses for the year ended December 31, 2011 are significantly lower by approximately $3 million relative to the same prior year period. This decrease in professional fees is primarily related to legal proceedings and our complaint against our lenders and additional legal, accounting and valuation costs related to the restatement (and defense on the related class-action and SEC investigation net of reimbursable legal fees covered by directors’ and officers’ insurance) of our year-end 2008 and first-and second- quarter 2009 financial statements.

Net Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2011, our total investments had net unrealized appreciation of approximately $10 million. During the years ended December 31, 2010 and December 31, 2009, our total investments had net unrealized depreciation of approximately $8 million, and net unrealized appreciation of $32 million, respectively.

The $10 million of unrealized gains during the year ended December 31, 2011 are due to unrealized gains of $11 million on debt securities, equity securities and CLO Fund securities in our investment portfolio, and a $485,000 decrease in the value of Katonah Debt Advisors.

The $8 million of unrealized loss during the year ended December 31, 2010 were primarily due to unrealized gains of approximately $9 million and $4 million on debt securities and CLO Fund securities, respectively, in our investment portfolio, offset in part by approximately a $1 million unrealized loss on equity securities, and an approximate decrease of $20 million in the value of Katonah Debt Advisors. The $31 million of unrealized gains during the year ended December 31, 2009 were primarily due to unrealized gains of $25 million and $13 million on debt securities and CLO Fund securities, respectively, in our investment portfolio, as well as an approximate unrealized loss on equity of $7 million and an approximate $2 million unrealized loss on Katonah Debt Advisors.

Net Change in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2011 was an approximately $8 million, or $0.33 per share. The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2010 was $14 million, or $0.64 per share, and the net increase in stockholders’ equity resulting from operations for the year ended December 31, 2009 was approximately $34 million, or $1.56 per share.

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

As a BDC, we are limited in the amount of leverage we can incur to finance our investment portfolio. In order to incur new debt, we are required to meet a coverage ratio of total assets to total senior securities of at least 200%. For this purpose, senior securities include all borrowings and any preferred stock. As a result, our ability to utilize leverage as a means of financing our portfolio of investments is limited by this asset coverage test. As of December 31, 2011, we had $60 million of outstanding borrowings and our asset coverage was 401%, which is above the minimum asset coverage level generally required by the 1940 Act for a BDC to incur new debt. See Item 1. “Business — Leverage.”

As of December 31, 2011 and December 31, 2010 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2011	December 31, 2010
Cash	$2,555,259	$10,175,488
Time Deposits	229,152	720,225
Money Market Account	31,622,134	210,311
Senior Secured Loan	45,259,328	22,001,256
Junior Secured Loan	47,300,172	63,944,003
Mezzanine Investment	11,588,115	250,000
Senior Subordinated Bond	10,125,891	4,490,709
CLO Fund Securities	46,412,000	53,031,000
Equity Securities	6,040,895	4,437,871
Preferred	400,000	607,921
Affiliate Asset Managers	40,814,000	41,493,000
Total	$242,346,946	$201,361,784

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2011, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 401%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes. As of January 31, 2011, we had repaid in full the outstanding balance of our borrowings and we are currently operating fully unlevered.

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

As of December 31, 2011, we had total outstanding indebtedness of $60 million at a fixed rate of interest of 8.75%. As of December 31, 2011, we had cash, time deposits, and money market accounts of approximately $34 million which will fund future investments and operational needs.

On February 24, 2012, the Company entered into a Note Purchase Agreement with CS, Credit Suisse Securities (USA) LLC, as arranger, BNYM, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company, whereby KCAP Funding purchased a portfolio of Collateral Debt Obligations, the purchase of which was financed by the issuance of (a) a senior note in an aggregate principal amount of $30.0 million, issued to CS in exchange for $30.0 million in cash and (b) a junior note in an aggregate principal amount of $12.5 million, issued to the Company in exchange for the sale by the Company to KCAP Funding of the Collateral Debt Obligations.

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

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a result, we may seek to enter into a new agreement with other lenders or into other financing arrangements as market conditions permit. Such financing arrangements may include a new secured and/or unsecured credit facility, the issuance of preferred securities or debt guaranteed by the SBA. We also believe that our current cash position, certain loan investments and cash income earned by our investment portfolio are adequate for our current liquidity needs.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2011 and December 31, 2010, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which none was funded as of December 31, 2011 and $1 million was funded as of December 31, 2010. As of December 31, 2011 and December 31, 2010, we had committed to make no investments in delayed draw senior secured loans.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$4,671,981	$335,445	$1,073,220	$369,432	$2,893,884
Long-term debt obligations	60,000,000	—	—	—	60,000,000
Unused lending commitments(1)	2,000,000	2,000,000	—	—	—
Total	$66,671,981	$2,335,445	$1,073,220	$369,432	$62,893,884

(1)	Represents the unfunded lending commitment in connection with revolving lines of credit or delayed funding draws on loans made to portfolio companies.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2011, approximately 75% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2011, we had $60 million of borrowings outstanding at a fixed rate of 8.75%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2011 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $700,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $700,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2011.

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

In 2011 and 2010, we engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that our CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. Third party valuations were performed on approximately 8% of investments at fair value as of December 31, 2011. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Management’s Report on Internal Control Over Financial Reporting.

General.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Scope of Management’s Report on Internal Control Over Financial Reporting.  The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In addition, as the Company does not have the legal or contractual right or authority to assess the internal controls of the CLO Funds that are consolidated into KDA in accordance with Accounting Standards Codification Topic 810, “Consolidation” and are included in KDA’s separate financial statements, which are included in this report, and also lacks the practical ability to make such assessment, it has not evaluated the internal controls of such CLO Funds. Accordingly, management’s conclusion regarding the effectiveness of the Company’s internal control over financial reporting does not extend to the internal controls of such CLO Funds due to the fact that the Company does not have the ability to dictate or modify the controls of such CLO Funds and does not have the practical ability to evaluate those controls.

Conclusion.  Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management concluded, subject to the limitations described under “— Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2011, the Company was not able to determine on a timely basis whether separate summarized financial information of KDA was required to be included in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 pursuant to Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X and to prepare and include any required separate summarized financial information in such report on a timely basis, as required by the rules of the SEC and the Nasdaq Stock Market. Subsequent to the filing of such report, the Company’s management concluded that, in accordance with Rule 3-09 of Regulation S-X, separate financial statements of KDA were required to be filed with respect the fiscal year ended December 31, 2010 and separate summarized financial information of KDA was required to be filed with respect to the quarterly periods in fiscal 2011. On March 15, 2012, the Company filed an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011 that included the required separate summarized financial information of KDA and this Annual Report on Form 10-K includes the required separate financial statements of KDA with respect to the fiscal years ended December 31, 2010 and 2011 as well as the separate summarized financial information of KDA for the quarterly periods ended March 31, 2011 and June 30, 2011. We continue to strive to improve our processes to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2012, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

1.  For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

2.  For a list of the other financial statements and financial statement schedules included herein, see Index to Other Financial Statements and Financial Statement Schedules on page S-1.

3.  For a list of other exhibits included herein, see Exhibit List on page E-1.

(b)  Exhibits required by Item 601of Regulation S-K.  Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

(c)  Other financial statements and financial statement schedules.  Reference is made to the Index to Other Financial Statements and Financial Statement Schedules on page S-1. Each of such documents is incorporated by reference herein.

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

Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 15, 2012
/s/ Michael I. Wirth Michael I. Wirth	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 15, 2012
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	March 15, 2012
/s/ Gary Cademartori Gary Cademartori	Member of the Board of Directors	March 15, 2012
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	March 15, 2012
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	March 15, 2012
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	March 15, 2012
/s/ Jay R. Bloom Jay R. Bloom	Member of the Board of Directors	March 15, 2012
/s/ Dean C. Kehler Dean C. Kehler	Member of the Board of Directors	March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kohlberg Capital Corporation

We have audited the accompanying balance sheets, including the schedule of investments, of Kohlberg Capital Corporation and subsidiary (collectively, the “Company”) (a Delaware corporation) as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2011 and financial highlights for each of the five years in the period ended December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2011 and 2010. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kohlberg Capital Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2011 and the financial highlights for each of the five years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohlberg Capital Corporation and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kohlberg Capital Corporation

We have audited Kohlberg Capital Corporation and subsidiary’s (collectively, the “Company”) (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kohlberg Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —  Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of the Company, including the schedule of investments as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2010 and financial highlights for each of the five years in the period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2011

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of December 31, 2011	As of December 31, 2010
ASSETS
Investments at fair value:
Time deposits (cost: 2011 – $229,152; 2010 – $720,225)	$229,152	$720,225
Money market account (cost: 2011 – $31,622,134; 2010 – $210,311)	31,622,134	210,311
Debt securities (cost: 2011 – $134,311,238; 2010 – $126,545,510)	114,673,506	91,042,928
CLO fund securities managed by non-affiliates (cost: 2011 – $12,544,303; 2010 – $15,690,983)	2,732,000	4,921,000
CLO fund securities managed by affiliate (cost: 2011 – $52,665,506; 2010 – $52,589,217)	43,680,000	48,110,000
Equity securities (cost: 2011 – $16,559,610; 2010 – $13,483,227)	6,040,895	4,688,832
Asset manager affiliates (cost: 2011 – $44,338,301; 2010 – $44,532,329)	40,814,000	41,493,000
Total Investments at fair value	239,791,687	191,186,296
Cash	2,555,259	10,175,488
Restricted cash	—	67,023,170
Interest and dividends receivable	2,548,895	2,574,115
Receivable for open trades	—	7,681,536
Accounts Receivable	859,156	851,020
Due from affiliates	3,517	—
Other assets	2,375,147	331,061
Total assets	$248,133,661	$279,822,686
LIABILITIES
Borrowings	$—	$86,746,582
Convertible Senior Notes	60,000,000	—
Accounts payable and accrued expenses	3,527,682	2,337,767
Dividend payable	4,080,037	3,812,670
Total liabilities	$67,607,719	$92,897,019
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 22,992,211 and 22,767,130 common shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	$226,648	$224,274
Capital in excess of par value	284,571,466	282,794,025
Accumulated undistributed net investment income	1,008,783	818,664
Accumulated net realized losses	(52,802,400)	(34,325,792)
Net unrealized depreciation on investments	(52,478,555)	(62,585,504)
Total stockholders' equity	$180,525,942	$186,925,667
Total liabilities and stockholders' equity	$248,133,661	$279,822,686
NET ASSET VALUE PER COMMON SHARE	$7.85	$8.21

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
Investment Income:
Interest from investments in debt securities	$9,438,493	$14,409,069	$24,157,213
Interest from cash and time deposits	21,938	21,531	17,956
Dividends from investments in CLO fund securities managed by non-affiliates	1,984,177	1,837,024	1,296,349
Dividends from investments in CLO fund securities managed by affiliate	12,565,859	8,371,007	8,025,695
Dividends from affiliate asset manager	1,910,000	4,500,000	—
Capital structuring service fees	86,057	215,233	399,338
Other Income	2,000,000	—	—
Total investment income	28,006,524	29,353,864	33,896,551
Expenses:
Interest and amortization of debt issuance costs	4,588,482	7,088,202	9,276,563
Compensation	3,907,900	3,322,895	3,222,604
Professional fees	2,010,253	5,411,499	1,691,832
Insurance	493,305	419,942	359,062
Administrative and other	987,381	1,214,207	990,835
Total expenses	11,987,321	17,456,745	15,540,896
Net Investment Income before Income Tax Expense	16,019,203	11,897,119	18,355,655
Excise taxes	—	—	(25,000)
Net Investment Income	16,019,203	11,897,119	18,330,655
Realized And Unrealized Gains (Losses) On Investments:
Net realized gain loss from investment transactions	(18,476,608)	(17,862,984)	(15,782,121)
Net change in unrealized appreciation (depreciation) on:
Debt securities	15,864,850	9,196,912	25,300,586
Equity securities	(1,724,319)	(1,142,038)	(7,485,064)
CLO fund securities managed by affiliate	(4,506,289)	3,079,974	12,986,453
CLO fund securities managed by non-affiliates	957,680	894,877	(473,907)
Affiliate asset manager investments	(484,973)	(20,352,537)	1,526,668
Net realized and unrealized appreciation (depreciation) on investments	(8,369,659)	(26,185,796)	16,072,615
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$7,649,544	$(14,288,677)	$34,403,270
Net Increase (Decrease) in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.33	$(0.64)	$1.56
Diluted:	$0.33	$(0.64)	$1.56
Net Investment Income Per Common Share:
Basic:	$0.70	$0.53	$0.83
Diluted:	$0.70	$0.53	$0.83
Weighted Average Shares of Common Stock Outstanding – Basic	22,868,648	22,283,088	22,105,800
Weighted Average Shares of Common Stock Outstanding – Diluted	22,880,674	22,283,088	22,105,800

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2011	2010	2009
Operations:
Net investment income	$16,019,203	$11,897,119	$18,330,655
Net realized gain loss from investment transactions	(18,476,608)	(17,862,984)	(15,782,121)
Net change in unrealized gain (loss) on investments	10,106,949	(8,322,812)	31,854,736
Net increase (decrease) in net assets resulting from operations	7,649,544	(14,288,677)	34,403,270
Shareholder distributions:
Dividends from net investment income to common stockholders	(15,802,712)	(11,897,119)	(18,330,654)
Dividends from net investment income to restricted stockholders	(26,373)	(55,404)	(125,053)
Common Stock Dividends in excess of net investment income	—	(3,269,688)	(1,747,018)
Net decrease in net assets resulting from stockholder distributions	(15,829,085)	(15,222,211)	(20,202,725)
Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	1,006,205	1,621,074	2,218,818
Vesting of restricted stock	961	647	1,223
Stock based compensation	772,650	919,111	909,119
Net increase in net assets resulting from capital share transactions	1,779,816	2,540,832	3,129,160
Net assets at beginning of period	186,925,667	213,895,723	196,566,018
Net assets at end of period (including accumulated undistributed net investment income of $1,008,783, $818,664, and $1,326,380 in 2011, 2010, and 2009, respectively.	$180,525,942	$186,925,667	$213,895,723
Net asset value per common share	$7.85	$8.21	$9.56
Common shares outstanding at end of period	22,992,211	22,767,130	22,363,281

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$7,649,544	$(14,288,677)	$34,403,270
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by operations:
Net realized losses on investment transactions	18,476,608	17,862,984	15,782,121
Net change in unrealized (appreciation) depreciation on investments	(10,106,949)	8,322,812	(31,854,736)
Net accretion of discount on securities and loans	(235,789)	(466,826)	(1,706,928)
Amortization of debt issuance cost	22,908	595,614	824,695
Amortization of convertible notes offering cost	375,597	—	—
Purchases of investments	(115,976,563)	(12,018,942)	(13,581,354)
Capital contribution to (from) affiliate asset manager	194,027	(3,780,817)	(3,600,016)
Payment-in-kind interest income	(469,329)	(820,262)	(3,801)
Proceeds from sale and redemption of investments	67,194,142	204,092,344	81,459,787
Stock based compensation expense	772,650	919,112	909,121
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	25,219	1,261,916	332,567
Increase in accounts receivable	(8,135)	—	—
(Increase) Decrease in other assets	(72,137)	(286,473)	251,550
(Increase) Decrease in due from affiliates	(3,517)	44,274	346,315
Increase (decrease) in accounts payable and accrued expenses	1,189,915	(1,570,996)	(6,661)
Net cash provided by (used in) operating activities	(30,971,809)	199,866,063	83,555,930
FINANCING ACTIVITIES:
Issuance of stock (net of offering costs)	—	647	1,223
Dividends paid in cash	(14,554,554)	(14,200,702)	(19,451,339)
Cash paid on repayment of debt	(86,746,582)	(131,303,781)	(43,640,786)
Convertible notes offering costs	(2,370,454)	—	—
Issuance of Convertible Senior Notes	60,000,000	—	—
(Increase) Decrease in restricted cash	67,023,170	(48,327,147)	(16,576,032)
Net cash provided by (used in) financing activities	23,351,580	(193,830,983)	(79,666,934)
CHANGE IN CASH	(7,620,229)	6,035,080	3,888,996
CASH, BEGINNING OF YEAR	10,175,488	4,140,408	251,412
CASH, END OF YEAR	$2,555,259	$10,175,488	$4,140,408
Supplemental Information:
Interest paid during the year	$2,745,968	$7,195,181	$8,297,586
Non-cash dividends paid during the year under the dividend reinvestment plan	$1,007,164	$1,621,074	$2,218,818

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS
As of December 31, 2011

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan .5% Cash, Due 6/13	$—	$—	$—
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	4,997,622	4,965,000
Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,970,000	2,986,151	2,776,950
Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 4/14	2,974,338	2,993,092	2,983,648
Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.4% Cash, 7.0% PIK, Due 8/15	1,291,447	1,217,438	39,822
Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,442,478	1,434,611	331,777
Bicent Power LLC Utilities	Junior Secured Loan — Advance (Second Lien) 4.6% Cash, Due 12/14	4,000,000	4,000,000	137,500
Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	2,872,500	2,872,500	2,827,359
Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	684,774	684,774	684,774
CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 1/15	2,000,000	1,983,174	1,552,200
Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	2,985,000	2,991,687	2,843,212
eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	9,489,000
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% – 12/2016 – 35687MAP2 10.3% Cash, Due 12/16	3,000,000	3,007,007	3,135,000
Ginn LA Conduit Lender, Inc.(8) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	91,142
Ginn LA Conduit Lender, Inc.(8) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	195,377
Ginn LA Conduit Lender, Inc.(8) Buildings and Real Estate(4)	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.8% Cash, Due 10/14	$5,000,000	$4,919,522	$3,753,000
Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 2/15	5,000,000	4,916,872	5,000,000
Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,724,300
International Architectural Products, Inc.(8) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, Due 5/15	530,803	504,240	437,913
Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,889,912	4,889,912	4,889,912
Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	11,250,597	10,931,428	11,588,115
KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,250,000
LBREP/L-Suncal Master I LLC(8) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,401,921	3,401,921	359,923
Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	492,944	463,380	253,817
Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	5,049,291	5,030,584	5,043,232
Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,903,929	5,000,000
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,925,767	1,870,004	1,910,120
Neiman Marcus Group Inc., The Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,885,086	1,932,500
Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% Cash, Due 4/14	1,490,892	1,490,892	1,490,892
Perseus Holding Corp.(6) Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK	400,000	400,000	400,000
Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	7,000,000	6,905,447	7,000,000
Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L)(3) Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, Due 8/17	1,989,950	1,824,534	1,728,779
TriZetto Group, Inc. (TZ Merger Sub, Inc.) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,979,757	1,898,410	1,950,554
TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5% Cash, Due 10/14	3,040,242	2,978,384	2,626,161

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	$5,500,000	$5,500,000	$5,500,000
Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,984,925	2,984,925	2,886,049
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Electronics	Senior Secured Loan — Term B-1 Loan (First Lien) 4.5% Cash, Due 11/16	1,989,975	1,992,299	1,988,482
Vertafore, Inc. Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,989,956	1,933,723	1,952,147
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	416,737	416,737	416,737
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	3,957,614	3,957,614	3,957,614
Warner Chilcott Company, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, Due 3/18	454,851	455,921	449,450
Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, Due 3/18	909,703	911,841	898,900
WC Luxco S.A.R.L. (Warner Chilcott)(3) Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, Due 3/18	625,421	626,891	617,994
Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	2,590,244	2,584,560	2,599,154
Total Investment in Debt Securities (64% of net asset value at fair value)		$136,034,039	$134,311,238	$114,673,506

Equity Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Cost	Value(2)
Aerostructures Holdings L.P.(6) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(6) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961
Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,005
Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Warrants	0.1%	—	—
Coastal Concrete Holding II, LLC(6) Buildings and Real Estate(4)	Class A Units	10.8%	8,625,626	1,000
eInstruction Acquisition, LLC(6) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	442,319
FP WRCA Coinvestment Fund VII, Ltd.(3),(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	$1,500,000	2,339,700
International Architectural Products, Inc.(6) Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	1,000
Legacy Cabinets, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Cost	Value(2)
Perseus Holding Corp.(6) Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	$400,000	$193,120
Plumbing Holdings Corporation(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	—	—
Plumbing Holdings Corporation(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	2,716,618	2,270,821
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(6)	Common	1.3%	359,765	538,969
Total Investment in Equity Securities (3% of net asset value at fair value)			$16,559,610	$6,040,895

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Grant Grove CLO, Ltd.(3),(10)	Subordinated Securities	22.2%	$4,724,303	$2,730,000
Katonah III, Ltd.(3),(10)	Preferred Shares	23.1%	4,500,000	1,000
Katonah V, Ltd.(3),(10),(11)	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.(3),(7),(10)	Subordinated Securities	16.4%	4,500,000	2,210,000
Katonah VIII CLO Ltd(3),(7),(10)	Subordinated Securities	10.3%	3,400,000	1,800,000
Katonah IX CLO Ltd(3),(7),(10)	Preferred Shares	6.9%	2,000,000	1,240,000
Katonah X CLO Ltd(3),(7),(10)	Subordinated Securities	33.3%	11,631,226	8,320,000
Katonah 2007-I CLO Ltd.(3),(7),(10)	Preferred Shares	100.0%	30,027,384	23,540,000
Total Investment in CLO Equity Securities			$64,102,913	$39,842,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Katonah 2007-I CLO Ltd.(3),(7),(10)	Class B-2L Notes Par Value of $10,500,000 100.0%, Due 4/22	100.0%	$1,106,896	$6,570,000
Total Investment in CLO Rated-Note			$1,106,896	$6,570,000
Total Investment in CLO Fund Securities (26% of net asset value at fair value)			$65,209,809	$46,412,000

Asset Manager Affiliate

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Value(2)
Katonah Debt Advisors	Asset Management Company	100.0%	$44,338,301	$40,814,000
Total Investment in Asset Manager Affiliate (23% of net asset value at fair value)			$44,338,301	$40,814,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par/Cost	Value(2)
JP Morgan Asset Account	Time Deposit	0.0%	$229,152	$229,152
JP Morgan Business Money Market Account(9)	Money Market Account	0.2%	164,573	164,573
US Bank Money Market Account	Money Market Account	0.4%	31,457,561	31,457,561
Total Investment in Time Deposit and Money Market Accounts (18% of net asset value at fair value)			$31,851,286	$31,851,286
Total Investments(5) (133% of net asset value at fair value)			$292,270,244	$239,791,687

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2011.
(2)	Reflects the fair market value of all existing investments as of December 31, 2011, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2011, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.
(5)	The aggregate cost of investments for federal income tax purposes is approximately $292 million. The aggregate gross unrealized appreciation is approximately $8 million, the aggregate gross unrealized depreciation is approximately $60 million, and the net unrealized depreciation is approximately $52 million.
(6)	Non-income producing.
(7)	An affiliate CLO Fund managed by Katonah Debt Advisors, L.L.C. or its affiliate.
(8)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	Money market account holding restricted cash for employee flexible spending accounts.
(10)	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(11)	As of December 31, 2011, this CLO Fund Security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS
As of December 31, 2010

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 3.7% Cash, Due 6/13	$1,080,000	$1,075,943	$979,452
Advanced Lighting Technologies, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	5,000,000	5,000,000
Awesome Acquisition Company (CiCi's Pizza)(6) Personal, Food and Miscellaneous Services	Junior Secured Loan — Term Loan (Second Lien) 5.3% Cash, Due 6/14	4,000,000	3,985,854	3,840,000
Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Junior Secured Loan — Second Lien Facility 1.3% Cash, 7.0% PIK, Due 8/15	1,217,438	1,217,438	95,368
Bankruptcy Management Solutions, Inc.(6) Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 7.5% Cash, Due 8/14	1,438,720	1,448,006	719,360
Bicent Power LLC(6) Utilities	Junior Secured Loan — Advance (Second Lien) 4.3% Cash, Due 12/14	4,000,000	4,000,000	2,367,600
BP Metals, LLC (fka Constellation Enterprises)(6) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 6/13	3,982,143	3,982,143	4,002,054
Caribe Information Investments Incorporated(6) Printing and Publishing	Senior Secured Loan — Term Loan 2.5% Cash, Due 3/13	1,611,045	1,608,021	1,273,692
Charlie Acquisition Corp.(9) Personal, Food and Miscellaneous Services	Mezzanine Investment — Senior Subordinated Notes 17.5% Cash, Due 6/13	14,261,996	10,744,496	250,000
CoActive Technologies LLC (fka CoActive Technologies, Inc.)(6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, Due 1/15	2,000,000	1,977,696	1,464,600
eInstruction Corporation(6) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.8% Cash, Due 7/14	10,000,000	10,000,000	10,000,000
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% – 12/2016 – 35687MAP2 10.1% Cash, Due 12/16	3,000,000	3,006,137	3,176,250
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	72,286
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	154,954
Ginn LA Conduit Lender, Inc.(9) Buildings and Real Estate(4)	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000
HMSC Corporation (aka Swett and Crawford)(6) Insurance	Junior Secured Loan — Loan (Second Lien) 5.8% Cash, Due 10/14	5,000,000	4,890,322	4,049,000

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Hunter Fan Company(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	$3,000,000	$3,000,000	$2,682,900
International Architectural Products, Inc.(6),(9) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 8.8% Cash, 3.3% PIK, Due 5/15	967,622	948,809	929,498
Intrapac Corporation/Corona Holdco(6) Containers, Packaging and Glass	Junior Secured Loan — Term Loans (Second Lien) 7.8% Cash, Due 5/13	3,000,000	3,009,682	3,000,000
Jones Stephens Corp.(6),(9) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan (2006) 7.8% Cash, Due 9/12	9,541,180	9,527,522	6,364,921
KIK Custom Products Inc.(6) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,435,000
LBREP/L-Suncal Master I LLC(9) Buildings and Real Estate(4)	Junior Secured Loan — Term Loan (Third Lien) 15.0% Cash, Due 2/12	2,332,868	2,332,868	933
LBREP/L-Suncal Master I LLC(6),(9) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,875,156	3,875,156	58,127
LBREP/L-Suncal Master I LLC(6),(9) Buildings and Real Estate(4)	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, Due 1/11	2,000,000	1,920,211	7,600
Legacy Cabinets, Inc.(6) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.3% Cash, Due 5/14	463,380	463,380	92,676
MCCI Group Holdings, LLC(6) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, Due 6/13	1,000,000	1,000,000	1,000,000
Pegasus Solutions, Inc.(12) Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% Cash, Due 4/14	1,314,459	1,314,459	1,314,459
Perseus Holding Corp.(7) Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% Cash	400,000	400,000	356,960
QA Direct Holdings, LLC(6) Printing and Publishing	Senior Secured Loan — Term Loan 8.3% Cash, Due 8/14	4,396,024	4,372,508	4,396,024
Resco Products, Inc. Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 12.0% Cash, 8.0% PIK, Due 6/14	2,078,079	2,078,079	2,078,079
Resco Products, Inc.(6) Mining, Steel, Iron and Non-Precious Metals	Junior Secured Loan — Term Loan (Second Lien) 12.0% Cash, 8.0% PIK, Due 6/14	7,193,458	7,079,981	7,193,458
Specialized Technology Resources, Inc.(6) Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 7.3% Cash, Due 12/14	7,500,000	7,500,000	7,500,000
TUI University, LLC(6) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.3% Cash, Due 10/14	3,119,818	3,033,934	2,958,212
Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	470,643	470,643	470,643
Walker Group Holdings LLC(6) Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	4,469,539	4,469,539	4,469,539

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Wesco Aircraft Hardware Corp. Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0% Cash, Due 3/14	$1,720,000	$1,679,298	$1,720,000
Wesco Aircraft Hardware Corp.(6) Aerospace and Defense	Junior Secured Loan — Loan (Second Lien) 6.0% Cash, Due 3/14	3,554,283	3,569,258	3,554,283
Total Investment in Debt Securities (49% of net asset value at fair value)		$130,939,851	$126,545,510	$91,042,928

Equity Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Cost	Value(2)
Aerostructures Holdings L.P.(7) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$88,600
Aerostructures Holdings L.P.(7) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961
Bankruptcy Management Solutions, Inc.(6),(7) Diversified/Conglomerate Service	Warrants	0.1%	—	—
Coastal Concrete Holding II, LLC(7) Buildings and Real Estate(4)	Class A Units	10.8%	8,625,626	250,143
eInstruction Acquisition, LLC(7) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,079,724
FP WRCA Coinvestment Fund VII, Ltd.(3),(7) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,400,000
International Architectural Products, Inc.(6),(7) Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	227,223
Legacy Cabinets, Inc.(6),(7) Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	49,422
Perseus Holding Corp.(7) Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	312,200
Bankruptcy Management Solutions, Inc.(6),(7) Diversified/Conglomerate Service	Common Stock	1.2%	218,592	30,559
Total Investment in Equity Securities (3% of net asset value at fair value)			$13,483,227	$4,688,832

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Grant Grove CLO, Ltd.(3),(12)	Subordinated Securities	22.2%	$4,720,982	$3,150,000
Katonah III, Ltd.(3),(12)	Preferred Shares	23.1%	4,500,000	470,000
Katonah IV, Ltd.(3),(12)	Preferred Shares	17.1%	3,150,000	1,300,000
Katonah V, Ltd.(3),(12),(13)	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.(3),(8),(12)	Subordinated Securities	16.4%	4,500,000	2,090,000
Katonah VIII CLO Ltd(3),(8),(12)	Subordinated Securities	10.3%	3,400,000	1,690,000
Katonah IX CLO Ltd(3),(8),(12)	Preferred Shares	6.9%	2,000,000	1,300,000
Katonah X CLO Ltd (3),(8),(12)	Subordinated Securities	33.3%	11,612,677	8,820,000
Katonah 2007-I CLO Ltd.(3),(8),(12)	Preferred Shares	100.0%	29,987,959	26,200,000
Total Investment in CLO Equity Securities			$67,191,618	$45,021,000

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Katonah 2007-I CLO Ltd.(3),(8),(12)	Class B-2L Notes Par Value of $44,674 5.2%, Due 1/00	100.0%	$1,088,582	$8,010,000
Total Investment in CLO Rated-Note			$1,088,582	$8,010,000
Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$68,280,200	$53,031,000

Asset Manager Affiliate

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value(2)
Katonah Debt Advisors	Asset Management Company	100.0%	$44,532,329	$41,493,000
Total Investment in Asset Manager Affiliate (22% of net asset value at fair value)			$44,532,329	$41,493,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value(2)
JP Morgan Asset Account	Time Deposit	0.03%	$720,225	$720,225
JP Morgan Business Money Market Account(11)	Money Market Account	0.2%	210,311	210,311
Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$930,536	$930,536
Total Investments(5) (102% of net asset value at fair value)			$253,771,802	$191,186,296

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2010.
(2)	Reflects the fair market value of all existing investments as of December 31, 2010, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.
(5)	The aggregate cost of investments for federal income tax purposes is approximately $254 million. The aggregate gross unrealized appreciation is approximately $8 million, the aggregate gross unrealized depreciation is approximately $71 million, and the net unrealized depreciation is approximately $63 million.
(6)	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
(7)	Non-income producing.
(8)	An affiliate CLO Fund managed by Katonah Debt Advisors L.L.C. or its affiliate.
(9)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	Time deposit investment partially restricted under terms of the secured credit facility (see Note 6 to financial statements).

(11)	Money market account holding restricted cash for employee flexible spending accounts.
(12)	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(13)	As of December 31, 2010, this CLO Fund securities were not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS
($ per share)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Per Share Data:
Net asset value, at beginning of year	$8.21	$9.56	$9.03	$14.38	$14.29
Net investment income(1)	0.70	0.53	0.83	1.50	1.27
Net realized losses(1)	(0.81)	(0.79)	(0.71)	(0.03)	0.01
Net change in unrealized appreciation/depreciation on investments(1)	0.37	(0.54)	1.19	(6.80)	0.12
Net income	0.26	(0.80)	1.31	(5.33)	1.40
Net decrease in net assets resulting from distributions
From net investment income	(0.69)	(0.52)	(0.84)	(1.43)	(1.36)
In excess of net investment income	—	(0.14)	(0.08)	(0.01)	(0.04)
Net decrease in net assets resulting from distributions	(0.69)	(0.66)	(0.92)	(1.44)	(1.40)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including DRIP)	—	—	—	1.26	—
Issuance of common stock under dividend reinvestment plan	0.04	0.07	0.10	0.12	0.06
Stock based compensation expense	0.03	0.04	0.04	0.04	0.03
Net increase in net assets relating to stock-based transactions	0.07	0.11	0.14	1.42	0.09
Net asset value, end of year	$7.85	$8.21	$9.56	$9.03	$14.38
Total net asset value return(2)	4.0%	(7.1)%	16.0%	(27.2)%	10.4%
Ratio/Supplemental Data:
Per share market value at beginning of year	$6.97	$4.56	$3.64	$12.00	$17.30
Per share market value at end of year	$6.31	$6.97	$4.56	$3.64	$12.00
Total market return(3)	0.4%	67.6%	50.5%	(57.7)%	(22.5)%
Shares outstanding at end of year	22,992,211	22,767,130	22,363,281	21,771,186	18,017,699
Net assets at end of year	$180,525,942	$186,925,667	$213,895,724	$196,566,018	$259,068,164
Portfolio turnover rate	24.5%	3.4%	3.2%	14.4%	24.7%
Average debt outstanding	$53,974,098	$154,952,070	$236,184,703	$248,300,441	$105,616,438
Average debt outstanding per share	$2.35	$6.81	$10.56	$11.41	$5.86
Asset coverage ratio	401%	315%	198%	175%	202%
Ratio of net investment income to average net assets	8.1%	5.8%	8.7%	12.0%	8.6%
Ratio of total expenses to average net assets	6.0%	8.5%	7.4%	7.2%	5.9%
Ratio of interest expense to average net assets	2.3%	3.4%	4.4%	4.3%	2.7%
Ratio of non-interest expenses to average net assets	3.7%	5.0%	3.0%	3.0%	3.2%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
(3)	Total market return equals the change in the ending market price over the beginning of period price per share plus dividends, divided by the beginning price.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Kohlberg Capital Corporation (“Kohlberg Capital” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures, and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C. (“Kohlberg & Co.”), a leading middle market private equity firm, in exchange for the contribution to the Company of their ownership interests in Katonah Debt Advisors, L.L.C., and related affiliates controlled by the Company (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers. As of December 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of assets under management.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (Katonah Debt Advisors, including related affiliates, is currently the only company in which the Company has a controlling interest). Effective January 1, 2010, Katonah Debt Advisors adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” Although the Company cannot consolidate portfolio company investments, the adoption of this new guidance had an impact on the required disclosures relating to Katonah Debt Advisors, as it requires Katonah Debt Advisors to consolidate its managed CLO Funds that were not previously consolidated. As a result of the consolidation of these CLO Funds into Katonah Debt Advisors, Katonah Debt Advisors qualifies as a “significant subsidiary” and, as a result, the Company is required to include additional disclosure regarding Katonah Debt Advisors in its filings. The additional disclosures regarding Katonah Debt Advisors do not directly impact the financial operations or results of the Company.

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

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. Note 4 below reflects the amended disclosure requirements. The new guidance also requires that purchases, sales, issuances and settlements be presented

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

gross in the Level III reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company is evaluating the increased disclosure requirements for implementation by the effective date. Since this new guidance only amends the disclosures requirements, it did not impact our statements of financial position, statements of operations, or cash flow statements.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

In 2011 and 2010, the Company engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. Third party valuations were performed on approximately 8% of investments at fair value as of December 31, 2011. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2011, three issuers representing less than 1% of total investments at fair value were considered in default.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. In January 31, 2011, the Company fully repaid its outstanding secured credit borrowing facility which had a balance of $86.7 million as of December 31, 2010 and, at repayment, all related debt issuance costs were fully amortized. During March 2011, the Company issued $60 million of convertible senior notes (the “Convertible Senior Notes”) and incurred debt issuance costs of approximately $2.4 million which will be amortized over a five-year period. At December 31, 2011, there was an unamortized debt issuance cost of approximately $2.0 million included in other assets in the accompanying balance sheet. Amortization expense for the year ended December 31, 2011 and 2010 was approximately $353,000 and $596,000, respectively.

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

3. EARNINGS (LOSSES) PER SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2011, 2010, and 2009:

	For the Years ended December 31,
	2011	2010	2009
Net increase (decrease) in net assets from operations	$7,649,544	$(14,288,677)	$34,403,270
Net increase (decrease) in net assets available to common stockholders	7,649,544	(14,288,677)	34,403,270
Weighted average number of common shares outstanding for basic shares computation	22,868,647	22,598,185	22,105,800
Effect of dilutive securities – stock options	—	—	—
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	22,868,647	22,598,185	22,105,800
Net increase (decrease) in net assets per basic common shares:
Net increase (decrease) in Net assets from operations(1)	0.33	(0.63)	1.56

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE  – (continued)

Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Grants of restricted stock awards to our employees and directors are considered participating securities when there are earnings in the period and the earnings per share calculations include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. Included in the weighted average shares outstanding for the year ended December 31, 2011 are 305,221 shares of unvested restricted stock, which were deemed to be participating securities.

Options to purchase 20,000 shares were included in the computation of diluted earnings per share for the year ended December 31, 2011. For the year ended December 31, 2010, options to purchase 40,000 shares were not included in the computation of diluted earnings per share because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

The Company’s Convertible Senior Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the year ended December 31, 2011, the convertible debt is anti-dilutive.

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

On February 29, 2012, the Company completed the acquisition of Trimaran Advisors, L.L.C. (“Trimaran”) through a newly-formed, wholly-owned subsidiary of the Company. The aggregate consideration paid for all of the outstanding equity interests in Trimaran consisted of $13.0 million in cash and 3,600,000 shares of common stock, par value $0.01 per share, of the Company. The change in the number of common shares outstanding at December 31, 2011 as if this acquisition had closed prior to year end would be an increase of 3,600,000 common shares to a total outstanding share amount of 26,367,130.

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

The following table shows the Company’s portfolio by security type at December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
Security Type	Cost	Fair Value	%	Cost	Fair Value	%
Time Deposits	$229,152	$229,152	—%	$720,225	$720,225	—%
Money Market Account	31,622,134	31,622,134	18	210,311	210,311	—
Senior Secured Loan	54,045,184	45,259,328	25	34,183,551	22,001,256	12
Junior Secured Loan	58,936,728	47,300,172	26	76,896,867	63,944,003	34
Mezzanine Investment	10,931,428	11,588,115	6	10,744,496	250,000	—
Senior Subordinated Bond	9,997,898	10,125,891	6	4,320,596	4,490,709	3
CLO Fund Securities	65,209,809	46,412,000	26	68,280,200	53,031,000	28
Equity Securities	16,559,610	6,040,895	3	13,232,266	4,437,871	3
Preferred	400,000	400,000	—	650,961	607,921	—
Affiliate Asset Managers	44,338,301	40,814,000	23	44,532,329	41,493,000	22
Total	$292,270,244	$239,791,687	133%	$253,771,802	$191,186,296	102%

(1)	Calculated as a percentage of net asset value

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2011 and December 31, 2010, were as follows:

	December 31, 2011			December 31, 2010
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$19,683,821	$19,439,230	10%	$6,499,518	$5,613,844	3%
Asset Management Company(2)	44,338,301	40,814,000	23	44,532,329	41,493,000	22
Beverage, Food and Tobacco	9,892,274	9,796,565	5	—	—	—
Broadcasting and Entertainment(3)	—	—	—	—	—	—
Buildings and Real Estate	18,591,674	662,443	—	32,845,509	6,923,964	4
Cargo Transport	4,374,350	4,374,351	2	4,940,182	4,940,182	3
Chemicals, Plastics and Rubber	4,809,459	4,614,828	3	—	—	—
CLO Fund Securities	65,209,809	46,412,000	26	68,280,200	53,031,000	28
Containers, Packaging and Glass	—	—	—	3,009,682	3,000,000	2
Diversified/Conglomerate Manufacturing	6,905,447	7,000,000	4	—	—	—
Diversified/Conglomerate Service	2,870,642	372,599	—	10,384,036	8,345,287	4
Electronics	8,831,440	9,026,186	5	3,006,137	3,176,250	2
Healthcare, Education and Childcare	20,956,582	19,523,824	11	15,113,551	15,037,936	8
Home and Office Furnishings, Housewares, and Durable Consumer Products	21,683,112	20,604,850	11	9,654,903	8,804,450	5
Insurance	4,919,522	3,753,000	2	4,890,322	4,049,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,290,892	2,084,012	1	2,114,458	1,983,619	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,483,174	3,891,900	2	3,477,696	3,864,600	2
Mining, Steel, Iron and Non-Precious Metals	797,091	438,913	—	14,381,863	14,430,312	8
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,250,000	2	5,000,000	3,435,000	2
Personal, Food and Miscellaneous Services	2,872,500	2,827,359	2	14,730,350	4,090,000	2
Personal Transportation	2,993,092	2,983,648	2	—	—	—
Printing and Publishing	1,044,539	1,223,743	1	5,980,529	5,669,716	3
Retail Stores	1,885,086	1,932,500	1	—	—	—
Telecommunications	2,986,151	2,776,950	2	—	—	—
Time Deposit and Money Market Accounts	31,851,286	31,851,286	18	930,537	930,536	—
Utilities	4,000,000	137,500	—	4,000,000	2,367,600	1
Total	$292,270,244	$239,791,687	133%	$253,771,802	$191,186,296	102%

(1)	Calculated as a percentage of net asset value.
(2)	Represents Katonah Debt Advisors and related asset manager affiliates.
(3)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2011 and December 31, 2010, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At December 31, 2011 and December 31, 2010, approximately 21% and 29% of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 19% and 28% of its portfolio on such dates), respectively. At December 31, 2011, no foreign assets were in U.S. dollar denominated over-night time Eurodollar deposits which revert to cash each business morning.

At December 31, 2011 and December 31, 2010, the Company’s ten largest portfolio companies represented approximately 62% and 65%, respectively, of the total fair value of its investments. The Company’s largest investment, Katonah Debt Advisors which is its wholly-owned asset manager affiliate, represented 17% and 22% of the total fair value of the Company’s investments at December 31, 2011 and December 31, 2010, respectively. Excluding Katonah Debt Advisors and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 26% and 30% of the total fair value of the Company’s investments at December 31, 2011 and December 31, 2010, respectively.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of December 31, 2011 and December 31, 2010, the Company had approximately $40 million and $45 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2011 was approximately $64 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $24 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2010, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $22 million.

In May, 2009 the Company purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). The Company purchased the Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of December 31, 2011 were approximately $7 million, $1 million, and $6 million, respectively, and at December 31, 2010, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $8 million, $1 million, and $7 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by the Company and are making their required quarterly distributions.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of December 31, 2011 and December 31, 2010, respectively:

	As of December, 31 2011
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$31,851,286	$—	$31,851,286
Debt securities	—	31,578,832	83,094,674	114,673,506
CLO fund securities	—	—	46,412,000	46,412,000
Equity securities	—	—	6,040,895	6,040,895
Asset manager affiliate	—	—	40,814,000	40,814,000

	As of December, 31 2010
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$930,536	$—	$930,536
Debt securities	—	—	91,042,928	91,042,928
CLO fund securities	—	—	53,031,000	53,031,000
Equity securities	—	—	4,688,832	4,688,832
Asset manager affiliate	—	—	41,493,000	41,493,000

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

In 2011 and 2010, the Company engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. Third party valuations were performed on approximately 8% of investments at fair value as of December 31, 2011. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Year Ended December 31, 2011
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Transfers out of Level III(1)	—	—	—	—	—
Net accretion of discount	156,180	79,609	—	—	235,789
Purchases	81,815,921	—	3,218,151	(194,027)	84,840,045
Sales	(56,944,765)	(1,935,000)	(141,769)	—	(59,021,534)
Total loss realized and unrealized included in earnings	(1,396,758)	(4,763,609)	(1,724,319)	(484,973)	(8,369,659)
Balance, December 31, 2011	$114,673,506	$46,412,000	$6,040,895	$40,814,000	$207,940,401
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(2,344,027)	(4,198,609)	(1,724,321)	(1,703,973)	(9,970,930)

	Year Ended December 31, 2010
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
Transfers out of Level III(1)	—	—	—	—	—
Net accretion of discount	381,677	85,149	—	—	466,826
Purchases	9,981,426	—	1,927,366	3,780,817	15,689,609
Sales	(208,820,374)	—	—	—	(208,820,374)
Total gain (loss) realized and unrealized included in earnings	(7,856,330)	3,974,851	(1,951,780)	(20,352,537)	(26,185,796)
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(5,623,079)	$3,974,851	$(1,142,038)	$(20,352,537)	$(23,142,803)

(1)	Transfers out of Level III represent a transfer of $0 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of Dec 31, 2011

5. AFFILIATE ASSET MANAGERS

Wholly-Owned Asset Manager

Katonah Debt Advisors is a wholly-owned portfolio company. Katonah Debt Advisors manages CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At December 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management, and the Company’s 100% equity interest in Katonah Debt Advisors was valued at approximately $41 million.

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

During 2009, certain CLO funds managed by Katonah Debt Advisors were restricted from currently paying their subordinated management fees as a result of the failure by those CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. At such time, those subordinated management fees continued to be accrued by the applicable CLO Fund to become payable to Katonah Debt Advisors when such CLO Fund becomes compliant with the applicable covenants. During the year ended December 31, 2010, all those CLO Funds which deferred payment of their subordinated management fees regained compliance with all applicable covenants in order to pay current subordinated management fees as well as a portion of previously accrued subordinated management fees. During the year ended December 31, 2010, approximately $5 million of deferred subordinated management fees had been paid.

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

The revenue that Katonah Debt Advisors generates through the fees it receives for managing CLO Funds and after paying the expenses associated with its operations, including compensation of its employees, may be distributed to the Company. Any distributions of Katonah Debt Advisors’ net income are recorded as dividends from affiliate asset manager are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations. For the year ended December 31, 2011, Katonah Debt Advisors made distributions of $1.9 million to the Company. Dividends are recorded as declared (where declaration date represents ex-dividend date) by Katonah Debt Advisors as income on our statement of operations. The declared fourth quarter dividend of $750,000 by Katonah Debt Advisors was recorded as a dividend receivable as of December 31, 2011.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

5. AFFILIATE ASSET MANAGERS  – (continued)

As with all other investments, Katonah Debt Advisors’ fair value is periodically determined. The valuation is primarily based on an analysis of both a percentage of its assets under management and Katonah Debt Advisors’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology. For the year ended December 31, 2011 Katonah Debt Advisors had a decrease in fair value of approximately $679,000.

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

At December 31, 2011 and December 31, 2010 there were no intercompany balances with our affiliates.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2011	As of December 31, 2010
Convertible Senior Notes, due March 15, 2016	$60,000,000	$—
Secured credit facility, due February 28, 2011(1)	$—	$86,746,582

(1)	February 28, 2011 was the maturity date as established by a Forbearance and Settlement Agreement dated September 20, 2010

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

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

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the facility on a straight-line basis, which approximates the effective yield method, of which approximately $2.0 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

For the period from March 11, 2011 (the date of issuance of the notes) to December 31, 2011, the Company recorded approximately $4.5 million of interest costs and amortization of financing costs as interest expense.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

Fair Value of Convertible Senior Notes.  The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes. The fair value of the Company’s outstanding Convertible Senior Notes was approximately $55.2 million at December 31, 2011. The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

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

The following reconciles net decrease in shareholders’ equity resulting from operations to taxable income for the year ended December 31, 2011:

	Year Ended December 31,
	2011	2010
Net increase (decrease) in stockholders' equity resulting from operations	$7,649,544	$(14,288,677)
Net change in unrealized (appreciation) depreciation from investments	(10,106,949)	8,322,812
Excess capital losses over capital gains	18,476,608	17,862,984
Income not on GAAP books currently taxable	85,608	241,110
Income not currently taxable	(89,793)	(76,990)
Expenses not currently deductible	(120,240)	347,883
Expenses not on GAAP books currently deductible	(3,978)	(3,978)
Taxable income before deductions for distributions	$15,890,800	$12,405,144
Taxable income before deductions for distributions per weighted average shares for the period	$0.69	$0.55

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAX INCOME  – (continued)

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The tax character of distributions paid during the years ended December 31, 2011, 2010, and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
Distributions paid from:
Ordinary income	$15,890,800	$12,405,144	$19,869,708
	15,890,800	12,405,144	19,869,708
(Under distribution) Return of Capital	(114,461)	2,817,067	333,017
	$15,776,339	$15,222,211	$20,202,725

As of December 31, 2011 and 2010, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2011	2010
Distributable ordinary income	$947,068	$818,664
Capital loss carryforward	(50,501,419)	(32,024,811)
Net unrealized depreciation	(52,478,555)	(62,585,504)

At December 31, 2011, the Company had a net capital loss carryforward of $51 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both December 31, 2011 and December 31, 2010, the Company had committed to make a total of approximately $2 million of investments in various revolving

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES  – (continued)

senior secured loans, of which approximately $0 had been funded as of December 31, 2011 and $1 million had been funded as of December 31, 2010. As of December 31, 2011 and December 31, 2010, the Company had committed to make no investments in delayed draw senior secured loans.

The Company and certain directors and officers were named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions alleged violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements. The federal court consolidated the three lawsuits and appointed a lead plaintiff under the Private Securities Litigation Reform Act on March 21, 2011, and lead plaintiff filed a consolidated amended complaint on May 11, 2011. The Company moved to dismiss the consolidated amended complaint. On July 28, 2011, the Court granted that motion and dismissed the consolidated amended complaint, giving the plaintiff until August 22, 2011 to file any further amended complaint. Lead plaintiff filed a second amended consolidated class action complaint on August 22, 2011, which defendants moved to dismiss. The Court dismissed that complaint with prejudice on October 7, 2011. The time for that Lead plaintiff to appeal the dismissal has now passed.

In addition, the Company and certain directors and officers were also named as defendants in a derivative action filed on March 2, 2010 in the Supreme Court of New York, County of New York. The complaint in this action purported to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On October 20, 2010, the court dismissed the complaint, and found, among other things, that the plaintiff had not alleged that any of the Company’s directors “‘knowingly’ misrepresented or permitted others to misrepresent KCAP’s financial condition,” or that the directors were confronted with “red flags” sufficient to put them on notice of potential problems with KCAP’s investment valuations so as to excuse plaintiff’s requirement under Delaware law to make a demand on KCAP’s board before filing suit. On January 12, 2011, the court entered the final judgment dismissing the complaint. While plaintiff filed a timely notice of appeal, the time to perfect that appeal expired in November.

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

9. STOCKHOLDERS’ EQUITY

On April 28, 2008 the Company completed a rights offering which resulted in the issuance of 3.1 million common shares and net proceeds of approximately $27 million. During the year ended December 31, 2011 and December 31, 2010, the Company issued 141,278 and 301,663 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2011, the Company issued 90,805 shares of restricted stock for which 3,668 shares were forfeited and 96,122 shares were converted to common stock during the year due to vesting. The total number of shares issued and outstanding as of December 31, 2011 was and 22,992,211, respectively and shares issued and outstanding as of December 31, 2010 was 22,767,130.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Stock Options

During the years ended December 31, 2009, and December 31, 2010, 20,000 options per year were granted to non-employee directors as partial annual compensation for their services as director. Each of these annual options grants have a vesting period by which 50% of such options vest on the grant date and 50% vest on the first grant date anniversary. The exercise price of these grants and other characteristics of these grants are as follows:

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

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2010 through December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2010	40,000	$8.45
Granted	20,000	$4.83
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2010	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2011	60,000	$7.24	7.5	$57,200
Total vested at December 31, 2011	60,000	$7.24	7.5

(1)	Represents the difference between the market value of shares of the Company upon exercise of the options at December 31, 2011 and the cost for the option holders to exercise the options.

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

For the year ended December 31, 2011, 20,000 options with a weighted average grant date fair value of $4.88 vested during the period and 50,000 options issued at a weighted average grant date fair value of $7.73 remained unvested. For the year ended December 31, 2010, 10,000 options with a weighted average grant date fair value of $4.83 vested during the period and 60,000 options issued at a grant date fair value of $7.24 weighted average remained unvested.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the year ended December 31, 2011, the Company recognized non-cash compensation expense related to stock options of approximately $8,000. For the year ended December 31, 2010, the Company recognized non-cash compensation expense related to stock options of approximately $25,000. For the year ended December 31, 2009, the Company recognized non-cash compensation expense related to stock options of approximately $21,000. At December 31, 2011, the Company had no remaining compensation cost related to unvested stock-based awards.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Plan, as amended and the Board of Directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. On October 7, 2011 and July 22, 2010, the Board of Directors approved the grant of an additional 86,805 and 103,519 shares of restricted stock, respectively, to a certain executive officer of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of December 31, 2011, 233,998 of such shares were vested and converted to common shares. The remaining 25,002 shares have been forfeited.

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

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

During the year ended December 31, 2011, 96,122 shares of restricted stock were vested and converted to common shares. As of December 31, 2011, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 60,000 shares of common stock outstanding and there were 327,339 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2009 through December 31, 2011 is as follows:

	Non-Vested Restricted Shares	Weighted Average Exercise Price per Share
Non-vested shares outstanding at December 31, 2009	302,139	$9.63
Granted	103,519	$4.83
Vested	(64,667)	$10.39
Forfeited	(4,667)	$9.82
Non-vested shares outstanding at December 31, 2010	336,324	$8.01
Granted	90,805	$8.11
Vested	(96,122)	$11.16
Forfeited	(3,668)	$9.67
Outstanding at December 31, 2011	327,339	$6.46
Total non-vested shares at December 31, 2011	327,339	$6.46

For the year ended December 31, 2011, non-cash compensation expense related to restricted stock was approximately $766,000; of this amount approximately $677,000 was expensed at the Company and approximately $89,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the year ended December 31, 2010, non-cash compensation expense related to restricted stock was approximately $894,000; of this amount approximately $654,000 was expensed at the Company and approximately $240,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the year ended December 31, 2009 non-cash compensation expense related to restricted stock was approximately $890,000; of this amount approximately $609,000 was expensed at the Company and approximately $281,000 was a reimbursable expense allocated to Katonah Debt Advisors.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2011, the Company had approximately $1 million of total unrecognized compensation cost related to nonvested share-based awards. That cost is expected to be recognized over a weighted average period of 2.3 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the years ended December 31, 2011 and 2010, the Company made contributions to the 401K Plan of approximately $23,000 and $29,000, respectively.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100%

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

11. OTHER EMPLOYEE COMPENSATION  – (continued)

in the Profit-Sharing Plan after five years of service. For the year ended December 31, 2011, the Company made contributions of approximately $139,000 to the Profit-Sharing Plan.

12. IMPACT OF NEW ACCOUNTING STANDARDS

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (ASU 2011-04). ASU 2011-04 amends Topic 820 to clarify existing fair value measurement disclosures to (1) specifically provide quantitative information about the significant unobservable inputs used for all level 3 measurements and (2) disclose any transfers between levels 1 and 2 of the fair value hierarchy, not just significant transfers. ASU 2011-04 also requires a number of additional disclosures regarding fair value measurements. Specifically, ASU 2011-04 requires entities to disclose: (1) a qualitative discussion about the sensitivity of recurring level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; (2) a description of the Company’s valuation processes surrounding level 3 measurements; (3) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use; and (4) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 amends Topic 820 to change the fair value measurement of financial instruments and the application of premiums and discounts in a fair value measurement. ASU 2011-04 also clarifies existing fair value measurement regarding the concepts of valuation premise, the application of the highest and best use, and the fair value measurement of an instrument classified in an entity’s shareholders’ equity. The adoption of ASU 2011-04 is not expected to have an effect on the Company’s current fair value measurements but is expected to have a significant impact on the Company’s disclosures related to the assets and liabilities of its consolidated investment products that are classified as level 3 assets within the fair value hierarchy. The amendments to Topic 820 made by ASU 2011-04 are effective for interim and annual periods beginning on or after December 15, 2011. As such, these disclosure changes will be required in the Company’s Form 10-Q for the three months ended March 31, 2012.

13. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Total interest and related portfolio income	$7,346,660	$6,293,311	$7,260,030	$7,106,522
Net investment income	$5,007,602	$2,900,004	$4,047,546	$4,064,052
Net increase (decrease) in net assets resulting from operations	$9,604,633	$873,829	$(1,485,255)	$(1,343,663)
Net increase (decrease) in net assets resulting from operations per share – basic	$0.43	$0.04	$(0.07)	$(0.06)
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.43	$0.04	$(0.07)	$(0.06)
Net investment income per share – basic	$0.22	$0.13	$0.18	$0.18
Net investment income per share – diluted	$0.22	$0.13	$0.18	$0.18

KOHLBERG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited)  – (continued)

	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Total interest and related portfolio income	$6,963,826	$7,382,805	$8,091,217	$6,916,015
Net investment income	$2,578,494	$297,198	$3,831,270	$5,190,156
Net increase (decrease) in net assets resulting from operations	$1,594,909	$(5,690,916)	$(3,319,312)	$(6,873,359)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.07	$(0.26)	$(0.15)	$(0.31)
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.07	$(0.26)	$(0.15)	$(0.31)
Net investment income per share – basic	$0.12	$0.01	$0.17	$0.23
Net investment income per share – diluted	$0.12	$0.01	$0.17	$0.23

14. SUBSEQUENT EVENTS

On February 24, 2012, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent (“BNYM”), and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company (“KCAP Funding”), whereby KCAP Funding purchased a portfolio of senior secured term loans (the “Collateral Debt Obligations”), the purchase of which was financed by the issuance of (a) a senior note in an aggregate principal amount of $30.0 million, issued to CS in exchange for $30.0 million in cash and (b) a junior note in an aggregate principal amount of $12.5 million, issued to the Company in exchange for the sale by the Company to KCAP Funding of the Collateral Debt Obligations. Pursuant to the Note Purchase Agreement, the Company has agreed to act as Portfolio Manager on behalf of KCAP Funding and CS of the Collateral Debt Obligations, and has granted a security interest to KCAP Funding in all of the Company’s right to receive certain management fees, and KCAP Funding granted to CS a security interest in, among other things, the Collateral Debt Obligations and its rights to receive the management fees pledged to it by the Company. In its capacity as Portfolio Manager, the Company also entered into a Collateral Administration Agreement, dated as of February 24, 2012, with KCAP Funding, CS and BNYM, as collateral administrator and collateral agent, whereby BNYM will, among other things, hold the collateral on behalf of CS, as secured party, administer the Collateral Debt Obligations and perform certain other administrative obligations.

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

OTHER FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Member of
Katonah Debt Advisors

Katonah Debt Advisors, L.L.C.

We have audited the accompanying combined balance sheets of Katonah Debt Advisors, L.L.C., and affiliates, Katonah Management Holding, LLC, Katonah X Management LLC, Katonah 2007-I Management LLC, Katonah Scott’s Cove Capital Management LLC, Katonah VII CLO Ltd., Katonah VIII CLO Ltd., Katonah IX CLO Ltd., Katonah X CLO Ltd., and Katonah 2007-I CLO, Ltd., (a Delaware corporation) (collectively, the “Company”) as of December 31, 2011 and 2010, and the related combined statements of operations, changes in member’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Katonah Debt Advisory, L.L.C. and affiliates as of December 31, 2011 and 2010, and the results of their operations, changes in member’s equity and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2012

KATONAH DEBT ADVISORS, L.L.C.

COMBINED BALANCE SHEETS

	As of December 31, 2011	As of December 31, 2010
ASSETS
Investments of CLO Funds at fair value	$1,768,088,977	$1,741,497,876
Cash	6,364,939	4,497,282
Restricted cash of CLO Funds	71,888,141	137,546,770
Accrued management fees receivable	—	198,521
Accrued interest receivable	8,065,586	7,968,701
Deferred tax asset	383,348	—
Other assets	722,440	2,874,698
Total assets	$1,855,513,431	$1,894,583,848
LIABILITIES
CLO Fund liabilities at fair value	$1,727,560,760	$1,717,378,071
Accrued interest expense	7,676,896	6,231,024
Payable for open trades	15,454,626	32,235,824
Accounts payable and accrued expenses	2,749,899	2,481,610
Deferred tax liability	—	182,585
Total liabilities	$1,753,442,181	$1,758,509,114
MEMBER'S EQUITY
Member's contributions	$12,933,258	$12,112,655
Accumulated earnings (deficit)	(6,707,276)	(5,548,487)
Total Katonah Debt Advisors L.L.C. equity	6,225,982	6,564,168
Appropriated retained earnings of Consolidated Variable Interest Entities	95,845,268	129,510,566
Total member's equity	102,071,250	136,074,734
Total liabilities and member's equity	$1,855,513,431	$1,894,583,848

See accompanying notes to combined financial statements.

KATONAH DEBT ADVISORS, L.L.C.

COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
			(unaudited)
Income
Interest income – investments of CLO Funds	$68,772,354	$63,504,932	$—
Interest income – cash and time deposits	72,372	81,297	17,617
Management and incentive fees	448,790	1,376,108	10,158,056
Fee income – investments of CLO Funds	3,769,889	2,318,083	—
Other income	7,231	24,244	6,897
Total income	73,070,636	67,304,664	10,182,570
Expenses
Interest expense of CLO Fund liabilities	55,650,280	36,043,196	—
Compensation	5,399,450	6,557,730	6,497,776
Insurance	469,089	403,171	372,531
Professional fees	990,307	2,262,786	382,506
Administrative and other	1,429,837	1,609,358	1,110,023
Trustee fees	540,683	545,326	—
Total expenses	64,479,646	47,421,567	8,362,836
Net realized and unrealized gain (loss)	(41,726,392)	(29,488,314)	—
Net income (loss) before tax	(33,135,402)	(9,605,217)	1,819,734
Income tax expense (benefit)	(221,315)	873,901	1,228,518
Net income (loss)	(32,914,087)	(10,479,118)	591,216
Net income (loss) attributable to noncontrolling interests in consolidated Variable Interest Entities	(33,665,298)	(11,002,220)	—
Net income (loss) attributable to Katonah Debt Advisors, L.L.C.	$751,211	$523,102	$591,216

See accompanying notes to combined financial statements.

KATONAH DEBT ADVISORS, L.L.C.

COMBINED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

	Member's Contributions	Accumulated Earnings (Deficit)	Appropriated Retained Earnings of Variable Interest Entities	Total Member's Equity
Total at January 1, 2009 (unaudited)	$4,748,421	$(2,162,805)	$—	$2,585,616
Net income (loss) (unaudited)	—	591,216	—	591,216
Contributions (unaudited)	3,600,016	—	—	3,600,016
Total at December 31, 2009 (unaudited)	8,348,437	(1,571,589)	—	6,776,848
Adoption of guidance now encompassed in ASC Topic 810	—	—	140,512,786	140,512,786
January 1, 2010, as adjusted	8,348,437	(1,571,589)	140,512,786	147,289,634
Net income (loss)	—	523,102	—	523,102
Contributions	3,764,218	—	—	3,764,218
Distributions	—	(4,500,000)	—	(4,500,000)
Net income (loss) classified as appropriated retained earnings	—	—	(11,002,220)	(11,002,220)
Total at December 31, 2010	12,112,655	(5,548,487)	129,510,566	136,074,734
Net income (loss)	—	751,211	—	751,211
Distributions	(34,640)	(1,910,000)	—	(1,944,640)
Contributions	855,243	—	—	855,243
Net income (loss) classified as appropriated retained earnings	—	—	(33,665,298)	(33,665,298)
Total at December 31, 2011	$12,933,258	$(6,707,276)	$95,845,268	$102,071,250

See accompanying notes to combined financial statements.

KATONAH DEBT ADVISORS, L.L.C.

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011		2010		2009 (unaudited)
	Katonah Debt Advisors, L.L.C. cash	Katonah Debt Advisors CLO Restricted Cash	Katonah Debt Advisors, L.L.C. cash	Katonah Debt Advisors CLO Restricted Cash	Katonah Debt Advisors, L.L.C. cash	Katonah Debt Advisors CLO Restricted Cash
OPERATING ACTIVITIES:
Net income (loss) attributable to Katonah Debt Advisors	$751,211	—	$523,102	—	$591,216	—
Net income (loss) attributable to Variable Interest Entities	—	$(33,665,298)	—	$(11,002,220)	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in deferred tax assets	(565,933)	—	620,648	—	(63,285)	—
Net realized and unrealized loss	1,808,520	39,917,872	—	29,488,314	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued management fees receivable	190,826	7,694	3,849,962	(3,878,142)	(2,265,122)	—
Decrease (increase) in accrued interest receivable	(13)	(96,872)	3	(2,348,135)	243	—
Decrease receivable for open trades	—	—	—	1,855,000	—	—
Decrease (increase) in other assets	78,190	(131,130)	283,247	9,039	510,312	—
Increase (decrease) in accounts payable and accrued expenses	444,253	(29,284)	(369,846)	(31,487)	(4,639,838)	—
Increase (decrease) in payable for open trades	—	(16,781,198)	—	13,508,283	—	—
Increase (decrease) in accrued interest expense	—	1,445,871	—	2,503,203	—	—
Net cash provided by (used in) operating activities	2,707,054	(9,332,345)	4,907,116	30,103,855	(5,866,474)	—
Investing activities:
Change in Investments:
Purchase of investments	—	(836,925,087)	—	(646,646,273)	—	—
Sale of investments	—	77,790,466	—	117,530,020	—	—
Proceeds from sale and redemption of investments	250,000	704,008,337	—	532,448,082	—	—
Net cash provided by (used in) investing activities	250,000	(55,126,284)	—	3,331,829	—	—
Financing Activities:
Member’s contributions	855,243	—	3,764,218	—	3,600,016	—
Member’s distributions	(34,640)	—	—	—	—	—
Dividends paid in cash	(1,910,000)	—	(4,500,000)	—	—	—
Repayments of Debt	—	(1,200,000)	—	(9,821,734)	—	—
Net cash provided by (used in) financing activities	(1,089,397)	(1,200,000)	(735,782)	(9,821,734)	3,600,016	—
CHANGE IN CASH	1,867,657	(65,658,629)	4,171,334	23,613,950	(2,266,458)	—
CASH, BEGINNING OF YEAR	4,497,282	137,546,770	325,948	113,932,820	2,592,406	—
CASH, END OF YEAR	$6,364,939	$71,888,141	$4,497,282	$137,546,770	$325,948	—
Supplemental Information:
Cash paid for interest	—	$54,204,409	—	$33,539,993	—
Cash paid for taxes	$40,500	—	$477,904	—	$579,944

See accompanying notes to combined financial statements.

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah Debt Advisors, L.L.C., and affiliates, Katonah Management Holding, LLC, Katonah X Management LLC, Katonah 2007-I Management LLC, Katonah Scott’s Cove Capital Management LLC, Katonah VII CLO Ltd., Katonah VIII CLO Ltd., Katonah IX CLO Ltd., Katonah X CLO Ltd., and Katonah 2007-I CLO, Ltd. (collectively with its affiliates, “Katonah Debt Advisors”) manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. Katonah Debt Advisors is wholly owned by Kohlberg Capital Corporation (“Kohlberg Capital”) which is an internally managed, non-diversified closed-end publically traded investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. Katonah Debt Advisors does not have any investment interests in the CLO Funds it manages; however, Kohlberg Capital holds investments in a portion of the bonds issued by the CLO Funds managed by Katonah Debt Advisors.

Katonah Debt Advisors provides investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The CLO Funds managed by Katonah Debt Advisors consist exclusively of credit instruments and other securities issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of December 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of assets under management in five CLO Funds.

The five CLO funds managed by Katonah Debt Advisors are considered to be variable interest entities (“VIEs”) for which Katonah Debt Advisors is the primary beneficiary are consolidated into the financial statements of Katonah Debt Advisors as discussed in Note 3 — CLO Funds.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. On February 28, 2011, Katonah Debt Advisors sold its interest in Scotts Cove to a third-party buyer controlled by a former Katonah Debt Advisors employee for a purchase price of $25,000 and the buyer entered into a Services Agreement, pursuant to which the buyer paid to Katonah Debt Advisors $225,000 for certain transitional services to be provided by Katonah Debt Advisors and agreed to pay an additional amount of $75,000 on each of the first and second anniversaries of the closing date (subject to, in the case of the first payment, deferment for up to one year under certain circumstances). During the year ended December 31, 2011, Katonah Debt Advisors recognized a loss of $1.8 million on the sale of Scott’s Cove which is included in net realized and unrealized gain (loss) on the combined statements of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Combination

In the opinion of management, the combined financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon combination.

Use of Estimates

The preparation of the financial statements requires management to make significant estimates and assumptions that affect reported revenues, expenses, assets and liabilities and disclosure of contingent liabilities, including the fair value of CLO fund investments and CLO fund liabilities that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material.

The combined financial statements have been prepared in accordance with U.S. GAAP and include the financial statements of Katonah Debt Advisors and any VIEs required to be consolidated. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support,

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern the financial and operating policies of the subsidiary or VIE so as to obtain the benefits from its activities. Katonah Debt Advisors provides investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. All of the CLO Funds are considered to be VIEs as discussed in Note 3 — CLO Funds.

Although Katonah Debt Advisors has no ownership interests in the CLO Funds it manages, Katonah Debt Advisors follows the provisions of Accounting Standards Codification (ASC) Topic 810, “Consolidation,” when accounting for VIEs further detailed below.

For CLO Funds, if Katonah Debt Advisors is deemed to have the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance, and the obligation to absorb losses/right to receive benefits (management fees and potential incentive fees) from the CLO that could potentially be significant to the CLO, then Katonah Debt Advisors is deemed to be the CLO’s primary beneficiary and is required to consolidate the CLO.

All of the investments held and notes issued by CLO Funds considered to be VIEs are presented at fair value in Katonah Debt Advisors’ Combined Balance Sheet and interest income and expense of consolidated CLO Funds are presented in Katonah Debt Advisors’ Combined Statement of Operations. The surplus of consolidated CLO assets over CLO liabilities is reflected in Katonah Debt Advisor’s Combined Balance Sheets as retained earnings appropriated for investors in consolidated variable interest entities. Current period gains (losses) attributable to investors in consolidated CLOs are included in gains (losses) attributable to non-controlling interests in consolidated variable interest entities in the Combined Statement of Operations and in appropriated retained earnings of consolidated variable interest entities in the Consolidated Balance Sheets, as they are considered non-controlling interests of Katonah Debt Advisors.

Accounting Standards Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The standard explicitly recognizes rules and interpretive releases of the Commission under federal securities laws as authoritative GAAP for SEC registrants. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed the references to U.S. GAAP accounting standards but did not impact its results of operations, financial position or liquidity.

Investments of CLO Funds at Fair Value.  Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method. Investments held by the CLO Funds are stated at fair value. ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value.

Hierarchy of Fair Value Inputs.  The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide additional disclosure regarding instruments in the Level 3 category (which have inputs to the

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•	Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies, that have publicly available NAVs which in accordance with GAAP are calculated under fair value measures and are equal to the earnings of such funds), ETFs, equities and certain derivatives.

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers, for which Katonah Debt Advisors can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price were observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

•	Level 2 assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, restricted public securities valued at a discount, as well as over the counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•	Level 3 assets in this category may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans, bonds issued by CLO Funds and certain held for sale real estate disposal assets.

•	Level 3 liabilities included in this category include borrowings of consolidated collateralized loan obligations valued based upon non-binding broker quotes or discounted cash flow model based on a discount margin calculation.

Significance of Inputs:

Katonah Debt Advisors’ assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation of Portfolio Investments.  Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued based on detailed analyses prepared by management, and, in certain circumstances, may utilize third parties with valuation expertise. Katonah Debt Advisors follows the provisions of ASC 820-10. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of ASC 820-10, the FASB has issued various staff positions clarifying the initial standard as noted below.

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by Katonah Debt Advisors in 2010.

Fair Value Measurements and Disclosures requires the disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

Katonah Debt Advisors’ valuation methodology and procedures for investments held by the CLO Funds are generally as follows:

1.	For any asset which is also held by Kohlberg Capital on the applicable date, the Kohlberg Capital fair value mark as of such applicable date is used.
2.	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include whether the quote is from a transaction or is a broker quote, the date and aging of such quote, whether the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by management within the framework of ASC 820-10.
3.	If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by Katonah Debt Advisors’ investment professionals responsible for the portfolio investment in conjunction with the portfolio management team. Generally, such fair values are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and or industry when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.
4.	Preliminary valuation conclusions are discussed and documented by management.
5.	Illiquid loans, junior and mezzanine securities and investments in other CLO bonds are fair valued using models developed by management with applicable market assumptions.
6.	Management discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon any applicable independent pricing service, input of management, and estimates from independent valuation firms (if any).

Debt Securities.  Most of the CLO Funds’ investment portfolio is composed of broadly syndicated debt securities for which an independent pricing service quote is available. To the extent that the investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity.

CLO Fund Securities.  The CLO Funds managed by Katonah Debt Advisors may selectively invest in securities issued by funds managed by other asset management companies. For bond rated tranches of CLO Funds (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Cash.  Katonah Debt Advisors’ defines cash as demand deposits. Katonah Debt Advisors’ places its cash with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Restricted Cash of CLO Funds.  Restricted cash consist of cash held for reinvestment, quarterly interest and principal distributions (if any) to holders of CLO Fund liabilities, and payment of CLO Fund expenses.

CLO Fund Liabilities at Fair Value.  Katonah Debt Advisors has no debt; however the CLO Funds it manages and that are consolidated herein, have issued rated and unrated bonds to finance their operations. Debt is presented at fair value.

Interest Income.  Interest income is recorded on the accrual basis on interest-bearing assets. The CLO Funds generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if Katonah Debt Advisors otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans represented 0.23% and 0.63% of Investments of CLO Funds at fair value as of December 31, 2011 and December 31, 2010, respectively. The aggregate unpaid principal value of loans past due as of December 31, 2011 was approximately $28.0 million and the difference between fair value and the unpaid principal balance was approximately $24.1 million. The aggregate unpaid principal value of loans past due as of December 31, 2010 was approximately $47.9 million and the difference between fair value and the unpaid principal balance was approximately $36.9 million.

Management and Incentive Fees.  As a manager of CLO Funds and the Scotts Cove Funds, Katonah Debt Advisors receives management fees and incentive fees, which are contractual interests that Katonah Debt Advisors earns based on assets under management, and a percentage of net profits (Scotts Cove Funds) and residual cash flows, subject to a specified relative and/or absolute investment (CLO Funds), respectively. Incentive fees may be earned by Katonah Debt Advisors upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by CLO Fund. If incentive fees are paid upon reaching such investment return thresholds, they are not subject to claw-back provisions. At December 31, 2011, and December 31, 2010, Katonah Debt Advisors has not earned any incentive fees from the CLO Funds.

For the year ended December 31, 2009, Kohlberg Debt Advisors earned management fees of $10.2 million. For the years ended December 31, 2011 and 2010, Katonah Debt Advisors earned management fees and incentive fees from the Scotts Cove Funds of $500 thousand and $1.4 million respectively. The management fees Katonah Debt Advisors receives from the CLO Funds, which have two components — a senior management fee and a subordinated management fee — have been eliminated in consolidation for the years ended December 31, 2011 and 2010.

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Fee Income.  Fee income is earned upon the completion of transactions involving collateral assets in our CLO Funds and include, but are not limited to, restructuring fees, delayed closing fees, commitment fees and consent fees, which are recorded in the combined Financial Statements on the date the transactions are legally closed.

Dividends to Member.  Dividends payable to Katonah Debt Advisors’ sole member are recognized on the declaration date. Generally, dividends are declared and paid on a quarterly basis.

Expenses.  Katonah Debt Advisors is internally managed and expenses costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, monitoring and servicing the CLO Fund investments managed Katonah Debt Advisors and related overhead charges and expenses, including rental expense. Katonah Debt Advisors’ and its asset manager affiliates share office space and certain other operating expenses. Katonah Debt Advisors has entered into an Overhead Allocation Agreement with its sole member, Kohlberg Capital, which provides for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. The aggregate net payments of such expenses under the Overhead Allocation Agreement are settled quarterly. Katonah Debt Advisors accounts for its operating leases, which may include escalations, in accordance with ASC 840-10, Leases, and expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods), beginning on the commencement of the lease term.

Interest Expenses.  Katonah Debt Advisors has no debt; however the CLO Funds it manages and that are consolidated herein, have issued rated and unrated bonds to finance their operations. Interest on CLO Fund liabilities is calculated by the third party trustee of the CLO Funds. Interest is accrued and generally paid quarterly.

Trustee Fees.  Each CLO Fund has a third party trustee that is the custodian for all investments of the CLO Funds and receives and disburses all cash in accordance to the trustee and custodial agreements. Trustee fees are accrued and paid quarterly by the CLO Funds.

Income Taxes.  Katonah Debt Advisors accounts for income taxes under the asset and liability method prescribed by ASC 740-10, Income Taxes (“ASC 740-10”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to income tax expense on the combined statements of income. Katonah Debt Advisors records its income taxes receivable and payable based upon its estimated income tax liability.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Accounting Policies Adopted in the Year Ended December 31, 2010

New Consolidation Guidance for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, which amended the consolidation guidance for VIEs. The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE, and (3) the requirement to continually reassess the primary beneficiary of a VIE.

On January 1, 2010, upon the adoption of the forgoing guidance now encompassed in ASC 810, Katonah Debt Advisors determined it was the primary beneficiary of all five of the CLO Funds it manages as it has the power to direct the activities of the CLO Funds that most significantly impact the CLO Funds’ economic performance, and the obligation to absorb losses/right to receive benefits (in the form of senior and subordinate management fees as well as the potential to earn an incentive fee) from the CLO Funds that could potentially be significant to the CLO Funds. As a result, these CLO Funds are consolidated into the combined financial statements of Katonah Debt Advisors.

Fair Value Option

Upon consolidation of the CLO Funds, the assets and liabilities of the consolidated CLOs were measured at fair value, as the determination of carrying amounts was not practicable. Katonah Debt Advisors has elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value subsequent to the date of initial adoption of this additional guidance to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications.

The cumulative effect adjustment upon adoption at January 1, 2010 resulted in an appropriation of retained earnings of $140.5 million.

Improved Disclosures Regarding Fair Value Measurements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Topic 820 to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The additional disclosure requirements with respect to rollforward activity did not have a significant impact on the Company’s disclosures.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” (ASU 2011-04). ASU 2011-04 amends Topic 820 to clarify existing fair value measurement disclosures to (1) specifically provide quantitative information about the significant unobservable inputs used for all level 3 measurements and (2) disclose any transfers between levels 1 and 2 of the fair value hierarchy, not just significant transfers. ASU 2011-04 also requires a number of additional disclosures regarding fair value measurements. Specifically,

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

ASU 2011-04 requires entities to disclose: (1) a qualitative discussion about the sensitivity of recurring level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; (2) a description of the Company’s valuation processes surrounding level 3 measurements; (3) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use; and (4) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 amends Topic 820 to change the fair value measurement of financial instruments and the application of premiums and discounts in a fair value measurement. ASU 2011-04 also clarifies existing fair value measurement regarding the concepts of valuation premise, the application of the highest and best use, and the fair value measurement of an instrument classified in an entity’s shareholders’ equity. The adoption of ASU 2011-04 is not expected to have an effect on the Company’s current fair value measurements but is expected to have a significant impact on the Company’s disclosures related to the assets and liabilities of its consolidated investment products that are classified as level 3 assets within the fair value hierarchy. The amendments to Topic 820 made by ASU 2011-04 are effective for interim and annual periods beginning on or after December 15, 2011.

3. CLO FUNDS

A CLO Fund generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. Investments purchased by the CLO Funds are governed by extensive investment guidelines, including limits on exposure to any single industry or issuer and limits on the ratings of the CLO Fund’s assets. The CLO Funds managed by Katonah Debt Advisors have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

Katonah Debt Advisors manages five CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At December 31, 2011 and 2010, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management in these CLO Funds.

CLO Funds typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase their underlying investments. Interest and principal payments (net of designated CLO Fund expenses) from the CLO Fund are paid to each issued security in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO Fund. AAA/Aaa notes are issued at a specified spread over LIBOR and normally have the first claim on the earnings on the CLO Fund’s investments after payment of certain fees and expenses. Lower subordinated “mezzanine” tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLO Fund’s investments if the required interest and principal payments have been made on the more senior tranches in the waterfall. The most junior tranche can take the form of either subordinated notes or preferred shares. The subordinated notes or preferred shares generally do not have a stated coupon but are entitled to residual cash flows from the CLO Fund’s investments after all of the other tranches of notes and certain other fees and expenses are paid.

The CLO Funds are primarily financed via capital contributed by equity and debt holders. Katonah Debt Advisors’ risk with respect to each investment in the CLO Funds it manages is limited to any uncollected management fees (as Katonah Debt Advisors has no investment in the CLO Funds and it has no exposure or benefits in the ownership of the CLO Funds bonds). Therefore, the gains or losses of the CLO Funds have not had a significant impact on Katonah Debt Advisors’ financial position, results of operations or cash flows. Katonah Debt Advisors has no right to the benefits from, nor does it bear the risks associated with, these investments, beyond the management fees generated from the CLO Funds. If Katonah Debt Advisors were to

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

liquidate, these investments would not be available to any general creditors of Katonah Debt Advisors. Additionally, the collateral assets of consolidated CLO Funds are held solely to satisfy the obligations of the CLO Funds, and the investors in the consolidated CLO Funds have no recourse to the general credit of Katonah Debt Advisors for the notes issued by the CLO Funds.

CLO Funds are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CLO Funds are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO Fund entities, Katonah Debt Advisors earns investment management fees, including subordinated management fees, as well as contingent incentive fees. Katonah Debt Advisors has no investment in the CLO Funds it manages. However, its sole shareholder, Kohlberg Capital, has invested in certain of the CLO Funds, generally taking a portion of the unrated, junior subordinated position (generally subordinated to other interests in the entities and entitle Kohlberg Capital and other subordinated tranche investors to receive the residual cash flows, if any, from the entities).

Upon adoption of guidance encompassed in ASC Topic 810, Katonah Debt Advisors determined that it was the primary beneficiary of these CLO Funds, as it has the power to direct the activities of the CLO Funds that most significantly impact the CLO Funds’ economic performance, and the obligation to absorb losses/right to receive benefits (in the form of senior and subordinate management fees as well as the potential to earn an incentive fee) from the CLO Funds that could potentially be significant to the CLO Funds. The primary beneficiary assessment includes an analysis of the rights of Katonah Debt Advisors in its capacity as investment manager. In certain CLOs, Katonah Debt Advisors’ role as investment manager provides that Katonah Debt Advisors contractually has the power, as defined in ASC Topic 810, to direct the activities of the CLO Funds that most significantly impact the CLO Funds’ economic performance, such as managing the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of Katonah Debt Advisors’ rights to receive benefits and obligations to absorb losses associated with its management/incentive fees.

As a manager of the CLO Funds, Katonah Debt Advisors receives contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for its management and advisory services. The annual fees which Katonah Debt Advisors receives are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and Katonah Debt Advisors generates annual operating income equal to the amount by which its fee income exceeds it operating expenses. The annual management fees Katonah Debt Advisors receives have two components — a senior management fee and a subordinated management fee. At December 31, 2011, Katonah Debt Advisors continued to receive all senior and subordinated management fees payable by the CLO Funds managed by it.

During 2009, certain CLO funds managed by Katonah Debt Advisors were restricted from currently paying their subordinated management fees as a result of the failure by those CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements. At such time, those subordinated management fees continued to be accrued by the applicable CLO Fund to become payable to Katonah Debt Advisors if and when such CLO Fund becomes compliant with the applicable covenants. During the year ended December 31, 2010, all those CLO Funds which deferred payment of their subordinated management fees regained compliance with all applicable covenants in order to pay current subordinated management fees as well as a portion of previously accrued subordinated management fees. Currently, all CLO Funds managed by Katonah Debt Advisors are paying both their senior and subordinated management fees on a current basis.

In future years, Katonah Debt Advisors may receive accrued incentive fees upon the liquidation of CLO Funds it manages, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

Fair value of consolidated CLO Funds

The investments held by consolidated CLO Funds are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, equity securities, and other CLOs and structured finance securities. Bank loan investments, which comprise the majority of consolidated CLO Fund portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2012 and 2019, pay interest at Libor plus a spread of up to 8.5%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2011, the unpaid par principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $211 million. At December 31, 2010, the unpaid par principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $239 million. Less than 0.23% and 0.63% of the collateral assets at fair value are in default as of December 31, 2011 and December 31, 2010, respectively. Substantially all the CLO Fund investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

CLO Fund liabilities issued by consolidated CLO Funds have a legal maturity at various dates between 2013 and 2022 and have a weighted average maturity of 7.6 years. The CLO Fund liabilities are issued in various tranches with different risk profiles and ratings. The interest rates are generally variable rates based on Libor plus a pre-defined spread, which varies from 0.225% for the more senior tranches to 5.00% for the more subordinated tranches. At December 31, 2011 and 2010, the outstanding balance on the CLO Fund liabilities issued by consolidated CLO Funds exceeds their fair value by approximately $252 million and $263 million, respectively. The investors in the CLO Fund liabilities have no recourse to the general credit of Katonah Debt Advisors. CLO Fund liabilities are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the liabilities, taking into account the overall credit quality of the issuers and Katonah Debt Advisors’ past experience in managing similar securities. Market yields, default rates and recovery rates used in Katonah Debt Advisors’ estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the liabilities may be adversely affected. Once the undiscounted cash flows of the collateral assets have been determined, Katonah Debt Advisors applies appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the liabilities.

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

The following table presents the fair value hierarchy levels of the CLO investments held and CLO Fund liabilities issued by the CLO Funds, which are measured at fair value as of December 31, 2011 and December 31, 2010:

	December 31, 2011
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of CLO Funds	1,768.1	—	1,562.7	205.4
Liabilities:
CLO Fund Liabilities	1,727.6	—	—	1,727.6

	December 31, 2010
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of CLO Funds	1,741.5	—	1,625.0	116.5
Liabilities:
CLO Fund Liabilities	1,717.4	—	—	1,717.4

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2011	2010
Beginning balance	116.5	235.1
Transfers to Level 3	13.0	5.0
Transfers from Level 3	(7.0)	(115.6)
Purchase of investments	104.9	30.4
Sale of investments	(5.0)	(6.3)
Proceeds from paydown and redemption of investments	(7.8)	(40.0)
Realized and unrealized gains / (losses), net	(9.2)	8.0
Ending balance	205.4	116.6
Changes in unrealized appreciation (depreciation) included in net realized and unrealized loss related to investments still held at the reporting date	4.0	(10.8)

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 liabilities using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2011	2010
Beginning balance	1,717.4	1,618.0
Repayment of debt	(1.2)	(9.8)
Unrealized appreciation/(depreciation)	11.4	109.2
Ending balance	1,727.6	1,717.4
Changes in unrealized appreciation (depreciation) included in net realized and unrealized loss related to liabilities still held at the reporting date	11.4	109.2

All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented. All Level 1, 2, and 3 transfers are recognized at the beginning of each accounting period, the actual date of the event, or change in circumstance that caused the transfer, or at the end of the accounting period.

4. UNCONSOLIDATED VIEs

Katonah Debt Advisors deems the funds managed by Scotts Cove (“Scott’s Cove Funds”) to be VIEs for which Katonah Debt Advisors is not the primary beneficiary and thus the Scotts Cove Funds are not consolidated into the financial statements of Katonah Debt Advisors. A primary beneficiary is one that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns or both. Katonah Debt Advisors has no obligation to absorb any of the entity’s expected losses. In addition, Katonah Debt Advisors does not receive the majority of the entity’s expected residual returns. As a result, Katonah Debt Advisors does not consolidate the Scott’s Cove Funds. Katonah Debt Advisors’ maximum exposure to loss as a result of it involvement in the Scott’s Cove Funds is limited to any uncollected management fees due from the funds it manages. At December 31, 2010 Katonah Debt Advisors had a $67,000 investment interest in the Scott’s Cove Funds and no investment interest in the Scott’s Cove Funds at December 31, 2011 due to the sale of Scotts Cove on February 28, 2011, as discussed in Note 1.

5. INCOME TAXES

As a separately regarded entity for tax purposes, Katonah Debt Advisors is taxed at normal corporate rates. The CLO Funds are not taxed.

For tax purposes, Katonah Debt Advisors’ taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties and tax goodwill amortization.

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors by its sole member, Kohlberg Capital, in exchange for shares of the Kohlberg Capital’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period.

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

Any distributions of taxable net income earned by Katonah Debt Advisors to Kohlberg Capital would generally need to be distributed to the Kohlberg Capital’s shareholders. Generally, such distributions of Katonah Debt Advisors’ income to the Kohlberg Capital’s shareholders will be considered as qualified dividends for tax purposes.

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the year ended December 31,
($ in millions)	2011	2010	2009
Current income tax expense:
Federal	84,821	290,622	191,846
State & local	259,797	(39,719)	(24,115)
Total current income tax expense	344,618	250,903	167,731
Deferred income tax expense (benefit):
Federal	(350,459)	(39,639)	1,205,433
State & local	(215,474)	662,637	(144,646)
Total deferred income tax expense (benefit)	(565,933)	622,998	1,060,787
Total income tax expense	(221,315)	873,901	1,228,518

The Company’s effective income tax rate and pre-tax book income was 0.7%, -9.1% and 67.5% for tax years 2011, 2010 and 2009, respectively. The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is primarily due to tax goodwill amortization and the CLO funds having no tax consequences.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	For the year ended December 31,
($ in millions)	2011	2010
Deferred income tax assets:
Net operating loss and tax credit carryforward	3,912,080	3,671,698
Restricted stock	327,886	242,533
Other	21,490	231,359
Less: Valuation allowance	(3,878,108)	(3,623,183)
Total deferred tax assets	383,348	(522,407)
Deferred income tax liabilities:
Fixed asset and intangible depreciation/amortization	—	(704,992)
Total deferred tax liabilities	383,348	(182,585)
Net deferred tax assets	383,348	(887,577)

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

At December 31, 2011 the Company had federal and state net loss carryovers of $8.7 million and $8.3 million available to offset future taxable income. At December 31, 2010, federal and state net loss carryovers were $7.7 million and $8.1 million, respectively. The net loss carryovers expire in the years 2022 to 2029. At December 31, 2011, the federal and state net operating loss carryovers made up $3.0 million and $0.9 million of the deferred tax asset, respectively. At the present time, the Company believes it is more likely than not that the deferred tax assets related to net operating loss carryovers will not be recognized. Accordingly, the Company has provided a full valuation allowance against such carryovers.

Katonah Debt Advisors adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2009. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open taxable years (the last three fiscal years) as of the effective date. The adoption of ASC 740 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company.

Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. With a few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2008.

6. COMMITMENTS AND CONTINGENCIES

Katonah Debt Advisors has no direct commitments and contingencies; however, the CLO Funds have purchase commitments to fund approximately $326,000 and $6 million of investments as of December 31, 2011 and December 2010, respectively. Rent expense was approximately $295,459, $341,441 and $322,256 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes our future minimum lease payments as of December 31, 2011:

Contractual Obligations	2012	2013	2014	2015	2016	More than 5 years
Operating lease obligations	$335,445	$342,611	$361,177	$369,432	$369,432	$2,893,884

7. MEMBER’S EQUITY

The member interest of Katonah Debt Advisors is held solely by Kohlberg Capital. Kohlberg Capital owns 100 common units (no par or stated value) of Katonah Debt Advisors.

8. OTHER EMPLOYEE COMPENSATION

Katonah Debt Advisors adopted a 401(k) plan (“401K Plan”) effective January 1, 2007 that it shares with its sole shareholder, Kohlberg Capital. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. Katonah Debt Advisors makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the years ended December 31, 2011 and 2010, Katonah Debt Advisors made contributions to the 401K Plan of approximately $41,000 and $66,000, respectively.

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

8. OTHER EMPLOYEE COMPENSATION  – (continued)

Certain employees of Katonah Debt Advisors may receive restricted stock grants in the stock of Katonah Debt Advisors’ sole member, Kohlberg Capital. On October 7, 2011 and July 22, 2010, the Board of Directors approved the grant of an additional 86,805 and 103,519 shares of restricted stock, respectively, to a certain executive officer of the Katonah Debt Advisors. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, non-cash compensation expense of $89,000, $240,000, $281,000 respectively, was expensed at Katonah Debt Advisors related to an allocated reimbursable expense for a grant of restricted stock of Kohlberg Capital.

9. SUBSEQUENT EVENTS

Katonah Debt Advisors has evaluated events or transactions that have occurred since December 31, 2011 through March 15, 2012 the date the financial statements were available for issuance. KDA has determined that there are no material events that would require the disclosure in the financial statements other than the following.

On February 29, 2012, Katonah Debt Advisors acquired 100% of the equity interest of Trimaran Advisors, L.L.C. (“Trimaran”). The aggregate consideration paid for all of the outstanding equity interests in Trimaran consisted of $13.0 million in cash and 3,600,000 shares of common stock, par value $0.01 per share, of Kohlberg Capital. Trimaran manages four CLO Funds with aggregate assets under management of approximately $1.5 billion. Contemporaneously with the acquisition, Kohlberg Capital also acquired the subordinated or preferred share interests in certain CLO Funds managed by Trimaran for an aggregate cash purchase price of $12.0 million. An estimate of the financial effects of this acquisition has not been fully quantified pending the final determination of financial information up to the closing date of Trimaran.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and Dean C. Kehler.(1)
2.2	Escrow Agreement, dated February 29. 2012, by and among Commodore Holdings, L.L.C., Trimaran Fund Management, L.L.C., HBK Caravelle, L.L.C. and The Bank of New York Mellon, as escrow agent.(2)
3.1	Form of Certificate of Incorporation of the Company.(3)
3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(4)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(3)
4.2	Form of Registration Rights Agreement.(5)
4.3	Form of Dividend Reinvestment Plan.(5)
4.4	Indenture dated as of March 16, 2011, by and between the Company and U.S. Bank National Association, as trustee.(6)
4.5	Form of 8.75% Convertible Senior Note Due 2016 (included as part of Exhibit 4.5).
10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(7)*
10.2	Form of Company Non-Qualified Stock Option Certificate.(5)*
10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.(5)
10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, L.L.C.(3)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(5)
10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(5)*
10.7	Form of Employment Agreement between the Company and Michael I. Wirth.(5)*
10.8	Form of Employment Agreement between the Company and R. Jon Corless.(5)*
10.9	Form of Employment Agreement between the Company and E.A. Kratzman.(5)*
10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.(5)*
10.11	Letter Agreement, dated December 10, 2010, between the Company and John M. Stack.(8)*
10.12	Consulting Agreement, dated December 10, 2010, between Katonah Debt Advisors, L.L.C. and John M. Stack.(9)*
10.13	Form of Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan.(10)*
10.14	Form of Indemnification Agreement for Officers and Directors of the Company.(11)
10.19	Forebearance and Settlement Agreement, dated as of September 20, 2010, by and among the Company, BMO Capital Markets Corp. and the other lender parties thereto.(12)
10.20	Amended and Restated Non-Employee Director Plan.(13)*
10.21	Note Purchase Agreement, dated as of February 24, 2012, by and among the Company, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding.(14)
10.22	Collateral Administration Agreement, dated as of February 24, 2012, by and among the Company, KCAP Funding, Credit Suisse AG, Cayman Islands Branch, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent.(15)

Exhibit Number	Description
10.23	Employment Agreement, dated February 29, 2012, by and among, Jay R. Bloom and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(16)*
10.24	Employment Agreement, dated February 29, 2012,by and among, Dean C. Kehler and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(17)*
21.1	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(4)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(5)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, as filed on March 16, 2011 (File No. 814-00735).
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, as filed on March 15, 2011 (File No. 814-00735).
(9)	Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, as filed on March 15, 2011 (File No. 814-00735).
(10)	Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, as filed on March 15, 2011 (File No. 814-00735).
(11)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(12)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on November 8, 2010 (File No. 333-814-00735).
(13)	Incorporated by reference to Exhibit 4.1 included in the Registration Statement on form S-8, as filed on July 28, 2011 (File No. 333-175838)..
(14)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).

(15)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(16)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(17)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
*	Indicates a management contract or compensatory plan, contract or agreement.