Form 10-K/A
period 2011-12-31
Kohlberg Capital CORP
filed 2012-03-22
CIK 1372807

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

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

This Amendment No. 1 (this “Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which Kohlberg Capital Corporation, a Delaware corporation (the “Company” or “we”), originally filed on March 15, 2012 (the “Original 10-K”). We are filing this Amendment solely for the purpose of correcting the date of the reports of Grant Thornton LLP, the Company’s independent registered public accounting firm, set forth on pages F-2 and F-3 of the Original 10-K (the “Reports”), and to correct the date of the Reports referred to in the consent of Grant Thornton LLP included as Exhibit 23.1 to the Original 10-K (the “Consent”). The Reports were signed by Grant Thornton LLP and dated March 15, 2012, but the dates included in the Original 10-K were inadvertently reflected as March 15, 2011 in the Reports (and March 14, 2012 in the Consent).

All of the financial statements included in this Amendment are unchanged from those included in the Original 10-K.

In connection with filing this Amendment, and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Securities Act of 1934, as amended (the “Exchange Act”), the Company is also filing a corrected copy of the consent of Grant Thornton LLP dated March 15, 2012 related to its reports with respect to the financial statements and internal control over financial reporting of the Company, a copy of the consent of Grant Thornton LLP dated March 15, 2012 related to its report with respect to the financial statements of Katonah Debt Advisors, L.L.C., and currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Exchange Act. Except as described above, no other amendments are being made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments referred to above. This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 15, 2012.

PART II

Item 8. Financial Statements and Supplementary Data

Our financial statements are annexed to this Amendment beginning on page F-1.

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

(b)  Exhibits required by Item 601 of Regulation S-K.  Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

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

Kohlberg Capital Corporation
Date: March 22, 2012	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer

4

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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

The combined financial statements have been prepared in accordance with U.S. GAAP and include the financial statements of Katonah Debt Advisors and any VIEs required to be consolidated. A VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. Control is deemed to be present when the Parent holds a majority voting interest or otherwise has the power to govern

KATONAH DEBT ADVISORS, L.L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the financial and operating policies of the subsidiary or VIE so as to obtain the benefits from its activities. Katonah Debt Advisors provides investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. All of the CLO Funds are considered to be VIEs as discussed in Note 3 — CLO Funds.

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

Hierarchy of Fair Value Inputs.  The provisions of ASC 820-10 establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide additional disclosure regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

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

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and
Dean C. Kehler.(1)
2.2	Escrow Agreement, dated February 29. 2012, by and among Commodore Holdings, L.L.C., Trimaran Fund Management, L.L.C., HBK Caravelle, L.L.C. and The Bank of New York Mellon, as escrow agent.(2)
3.1	Form of Certificate of Incorporation of the Company.(3)
3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(4)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(3)
4.2	Form of Registration Rights Agreement.(5)
4.3	Form of Dividend Reinvestment Plan.(5)
4.4	Indenture dated as of March 16, 2011, by and between the Company and U.S. Bank National Association, as trustee.(6)
4.5	Form of 8.75% Convertible Senior Note Due 2016 (included as part of Exhibit 4.4).
10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(7)*
10.2	Form of Company Non-Qualified Stock Option Certificate.(5)*
10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association.(5)
10.4	Form of License and Referral Agreement between the Company and Kohlberg & Company, L.L.C.(3)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(5)
10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(5)*
10.7	Form of Employment Agreement between the Company and Michael I. Wirth.(5)*
10.8	Form of Employment Agreement between the Company and R. Jon Corless.(5)*
10.9	Form of Employment Agreement between the Company and E.A. Kratzman.(5)*
10.10	Form of Employment Agreement between Katonah Debt Advisors and E.A. Kratzman.(5)*
10.11	Letter Agreement, dated December 10, 2010, between the Company and John M. Stack.(8)*
10.12	Consulting Agreement, dated December 10, 2010, between Katonah Debt Advisors, L.L.C. and John M. Stack.(9)*
10.13	Form of Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan.(10)*
10.14	Form of Indemnification Agreement for Officers and Directors of the Company.(11)
10.19	Forebearance and Settlement Agreement, dated as of September 20, 2010, by and among the Company, BMO Capital Markets Corp. and the other lender parties thereto.(12)
10.20	Amended and Restated Non-Employee Director Plan.(13)*
10.21	Note Purchase Agreement, dated as of February 24, 2012, by and among the Company, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding.(14)

Exhibit Number	Description
10.22	Collateral Administration Agreement, dated as of February 24, 2012, by and among the Company, KCAP Funding, Credit Suisse AG, Cayman Islands Branch, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent.(15)
10.23	Employment Agreement, dated February 29, 2012, by and among, Jay R. Bloom and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(16)*
10.24	Employment Agreement, dated February 29, 2012,by and among, Dean C. Kehler and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(17)*
21.1	List of Subsidiaries(18)
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(4)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(5)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, as filed on March 16, 2011 (File No. 814-00735).
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, as filed on March 15, 2011 (File No. 814-00735).
(9)	Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, as filed on March 15, 2011 (File No. 814-00735).
(10)	Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, as filed on March 15, 2011 (File No. 814-00735).
(11)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(12)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on November 8, 2010 (File No. 333-814-00735).
(13)	Incorporated by reference to Exhibit 4.1 included in the Registration Statement on form S-8, as filed on July 28, 2011 (File No. 333-175838).

(14)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(15)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(16)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(17)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(18)	Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K, as filed on March 15, 2012 (File No. 814-00735).

*	Indicates a management contract or compensatory plan, contract or agreement.