Form 10-Q
period 2012-03-31
Kohlberg Capital CORP
filed 2012-05-10
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of common stock of the registrant as of May 4, 2012 was 26,635,285.

KOHLBERG CAPITAL CORPORATION

BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2012 - $12,343; 2011 - $229,152)	$12,343	$229,152
Money market account (cost: 2012 - $9,746,435; 2011 - $31,622,134)	9,746,435	31,622,134
Debt securities (cost: 2012 - $157,076,916; 2011 - $134,311,238)	136,356,490	114,673,506
CLO Fund securities managed by non-affiliates (cost: 2012 - $12,689,004; 2011 - $12,756,449)	3,012,800	3,110,367
CLO Fund securities managed by affiliate (cost: 2012 - $66,465,470; 2011 - $53,772,033)	60,391,545	45,327,950
Equity securities (cost: 2012 - $16,559,610; 2011 - $16,559,610)	6,721,881	6,040,895
Asset manager affiliates (cost: 2012 - $83,421,984; 2011 - $44,338,301)	74,594,000	40,814,000
Total Investments at fair value	290,835,491	241,818,004
Cash	2,032,121	2,555,259
Restricted cash	98,068	—
Interest receivable	734,172	522,578
Receivable for open trades	2,992,120	—
Accounts receivable	955,029	859,156
Due from affiliates	—	3,517
Other assets	2,580,980	2,375,147
Total assets	$300,227,981	$248,133,661

LIABILITIES
Convertible Senior Notes	60,000,000	60,000,000
Payable for open trades	31,546,430	—
Accounts payable and accrued expenses	1,727,035	3,527,682
Dividend payable	—	4,080,037
Total liabilities	$93,273,465	$67,607,719

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 26,609,963 and 22,992,211 common shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	$262,825	$226,648
Capital in excess of par value	310,390,861	284,571,466
Accumulated undistributed net investment income	4,457,530	821,904
Accumulated net realized losses	(52,499,666)	(52,802,400)
Net unrealized depreciation on investments	(55,657,034)	(52,291,676)
Total stockholders' equity	$206,954,516	$180,525,942
Total liabilities and stockholders' equity	$300,227,981	$248,133,661
NET ASSET VALUE PER COMMON SHARE	$7.78	$7.85

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Investment Income:
Interest from investments in debt securities	$2,501,613	$1,968,906
Interest from cash and time deposits	2,562	5,837
Dividends from investments in CLO Fund securities managed by non-affiliates	419,165	489,380
Dividends from investments in CLO Fund securities managed by affiliate	3,613,639	2,856,155
Dividends from affiliate asset manager	825,000	—
Capital structuring service fees	39,561	1,248
Other Income	—	2,000,000
Total investment income	7,401,540	7,321,526
Expenses:
Interest and amortization of debt issuance costs	1,442,286	297,460
Compensation	947,735	841,442
Professional fees	916,660	769,965
Insurance	129,603	117,577
Administrative and other	325,975	312,615
Total expenses	3,762,259	2,339,059
Net Investment Income	3,639,281	4,982,467
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	302,734	(1,826,723)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(1,082,695)	2,669,255
Equity securities	680,986	(16,985)
CLO Fund securities managed by affiliate	2,366,876	1,656,259
CLO Fund securities managed by non-affiliate	(26,843)	1,298,486
Affiliate asset manager investments	(5,303,682)	841,875
Net realized and unrealized appreciation (depreciation) on investments	(3,062,624)	4,622,167
Net Increase In Net Assets Resulting From Operations	$576,657	$9,604,634
Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.02	$0.42
Diluted:	$0.02	$0.40
Net Investment Income Per Common Share:
Basic:	$0.15	$0.22
Diluted:	$0.15	$0.21
Weighted Average Shares of Common Stock Outstanding—Basic	24,270,825	22,791,242
Weighted Average Shares of Common Stock Outstanding—Diluted	24,282,699	23,987,407

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2012	2011

Operations:
Net investment income	$3,639,281	$4,982,467
Net realized loss from investment transactions	302,734	(1,826,722)
Net change in unrealized appreciation (depreciation) on investments	(3,365,358)	6,448,890
Net increase (decrease) in net assets resulting from operations	576,657	9,604,635

Stockholder distributions:
Dividends in excess of net investment income to restricted stockholders	(3,654)	—
Net decrease in net assets resulting from stockholder distributions	(3,654)	—

Capital transactions:
Issuance of common stock for:
Interest in affiliate company	25,560,000	—
Issuance of common stock for dividend reinvestment plan	122,843	294,904
Stock based compensation	172,729	222,266
Net increase in net assets resulting from capital transactions	25,855,572	517,170

Net assets at beginning of period	180,525,941	186,925,667
Net assets at end of period (including undistributed net investment income of $4,457,530 in 2012 and $5,801,131 in 2011)	$206,954,516	$197,047,472
Net asset value per common share	$7.78	$8.64
Common shares outstanding at end of period	26,609,963	22,803,233

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$576,657	$9,604,634
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by (used in) operations:
Net realized losses on investment transactions	(302,734)	1,826,723
Net change in unrealized (appreciation) depreciation on investments	3,365,358	(6,448,890)
Net accretion of interest	(680,795)	(19,992)
Amortization of debt issuance cost	—	22,908
Amortization of convertible notes offering cost	118,020	22,092
Purchases of investments	(35,794,253)	(8,063,534)
Capital contribution from (to) affiliate asset manager	(523,682)	138,875
Payment-in-kind interest income	—	(185,431)
Proceeds from sale and redemption of investments	39,032,930	29,311,167
Stock based compensation expense	172,729	222,266
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(211,593)	56,648
Increase in accounts receivable	(95,874)	2,814
Decrease in other assets	(323,790)	60,217
Decrease in due from affiliates	3,454	—
Increase (decrease) in accounts payable and accrued expenses	(1,800,648)	(401,167)
Net cash provided by operating activities	3,535,779	26,149,330

FINANCING ACTIVITIES:
Dividends paid in cash	(3,960,849)	(3,517,767)
Cash paid on repayment of debt	—	(86,746,582)
Convertible notes offering costs	—	(2,336,424)
Issuance of Convertible Senior Notes	—	60,000,000
(Increase) Decrease in restricted cash	(98,068)	67,023,170
Net cash provided by (used in) financing activities	(4,058,917)	34,422,397

CHANGE IN CASH	(523,138)	60,571,727
CASH, BEGINNING OF PERIOD	2,555,259	10,175,488
CASH, END OF PERIOD	$2,032,121	$70,747,215

Supplemental Information:
Interest paid during the period	$2,625,000	$252,318
Non-cash dividends paid during the period under the dividend reinvestment plan	$122,844	$294,904
Issuance of common stock for affiliate investment	$25,560,000	$—

See accompanying notes to financial statements.

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of March 31, 2012

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 4.8% Cash, Due 6/13	$80,000	$78,040	$75,498

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	5,000,000	4,997,000

Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,962,500	2,977,774	2,763,360

Allison Transmission, Inc.[12] Automobile	Senior Secured Loan — Term B-2 Loan 3.8% Cash, Due 8/17	2,000,000	1,987,500	1,991,500

Aramark Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.7% Cash, Due 7/16	61,707	61,552	61,601

Aramark Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.7% Cash, Due 7/16	938,293	935,946	936,692

Atlantic Broadband Finance, LLC[12] Broadcasting and Entertainment	Senior Secured Loan — Tranche B Term Loan 5.0% Cash, Due 3/16	2,000,000	2,005,000	1,999,310

Avis Budget Car Rental, LLC[12] Personal Transportation	Senior Secured Loan — Tranche C Term Loan 4.3% Cash, Due 3/19	2,000,000	2,031,250	1,998,500

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,330,445	1,217,437	19,463

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,438,922	1,426,755	410,092

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Berry Plastics Holding Corporation[12] Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	$1,994,751	$1,954,855	$1,952,361

Bicent Power LLC[8] Utilities	Junior Secured Loan — Advance (Second Lien) 6.3% Cash, Due 12/14	4,000,000	4,000,000	80,000

Burger King Corporation[12] Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	1,952,611	1,948,976	1,954,720

Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	851,827	851,827	852,746

Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	668,849	668,849	668,849

Catalina Marketing Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — 2014 Term Loan 3.0% Cash, Due 10/14	2,000,000	1,957,500	1,927,510

Chrysler Group LLC[12] Automobile	Senior Secured Loan — Tranche B Term Loan 6.0% Cash, Due 5/17	2,000,000	2,000,000	2,035,230

CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.2% Cash, Due 1/15	2,000,000	1,984,540	1,504,200

Del Monte Foods Company[12] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	1,994,975	1,971,327	1,969,897

Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	982,525	984,637	970,175

eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	7,800,000

First Data Corporation[12] Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.5% Cash, Due 3/18	2,000,000	1,780,000	1,827,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Fram Group Holdings Inc./Prestone Holdings Inc.[12] Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	$1,000,000	$1,007,500	$1,008,335

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1% Cash, Due 12/16	1,036,000	1,038,199	1,108,520

Getty Images, Inc.[12] Printing and Publishing	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 11/16	2,000,000	2,025,000	2,011,500

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,100	75,428

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Junior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	161,690

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000

Gymboree Corporation., The[12] Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,500,000	1,421,250	1,424,820

HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,926,801	4,061,500

Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	5,000,000	4,923,461	4,964,500

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,742,600

International Architectural Products, Inc.[8] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 8.8% Cash, Due 5/15	525,678	499,114	289,122

Jones Stephens Corp. Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,385,397	4,385,397	4,385,397

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	$11,250,597	$10,940,849	$11,588,115

KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.2% Cash, Due 12/14	5,000,000	5,000,000	3,383,350

LBREP/L-Suncal Master I LLC[8] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,401,921	3,401,921	359,922

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	500,605	463,380	262,317

Lord & Taylor Holdings LLC (LT Propco LLC)[12] Retail Stores	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/19	1,303,467	1,309,984	1,314,468

Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	4,582,190	4,567,307	4,582,190

Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,908,086	5,000,000

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[12] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,925,767	1,929,349	1,927,721

Neiman Marcus Group Inc., The[12] Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,983,915	2,000,470

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Junior Secured Loan — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,490,892	1,490,892	1,490,892

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Perseus Holding Corp. Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	$400,000	$400,000	$400,000

PetCo Animal Supplies, Inc.[12] Retail Stores	Senior Secured Loan — New Loan 4.5% Cash, Due 11/17	2,000,000	2,000,000	2,001,630

Pinnacle Foods Finance LLC[12] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 2.8% Cash, Due 4/14	1,137,316	1,135,895	1,136,890

Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	7,000,000	6,909,475	7,148,400

TPF Generation Holdings, LLC[12] Utilities	Senior Secured Loan — Synthetic LC Deposit (First Lien) 2.2% Cash, , Due 12/13	540,806	539,454	540,579

TPF Generation Holdings, LLC[12] Utilities	Senior Secured Loan — Term Loan (First Lien) 2.2% Cash, , Due 12/13	1,459,194	1,455,546	1,458,581

Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L)[3] Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, , Due 8/17	1,984,925	1,827,287	1,817,854

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[12] Electronics	Senior Secured Loan — Term Loan 4.8% Cash, , Due 5/18	1,346,608	1,340,777	1,346,608

TriZetto Group, Inc. (TZ Merger Sub, Inc.) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, , Due 5/18	628,175	603,380	628,175

TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.7% Cash, , Due 10/14	3,040,242	2,983,828	2,637,410

TWCC Holding Corp.[12] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 4.3% Cash, , Due 2/17	2,000,000	2,015,000	2,005,360

Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, , Due 4/14	5,500,000	5,500,000	5,500,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
U.S. Foodservice, Inc.[12] Personal, Food and Miscellaneous Services	Senior Secured Loan — Term Loan 2.7% Cash, , Due 7/14	$2,000,000	$1,947,500	$1,935,000

Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, , Due 6/17	2,977,387	2,977,387	2,986,691

Vertafore, Inc.[12] Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, , Due 7/16	1,246,845	1,241,472	1,242,170

Vertafore, Inc. Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, , Due 7/16	738,088	718,367	735,321

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, , Due 12/13	316,413	316,413	316,413

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, , Due 12/13	3,004,875	3,004,875	3,004,875

Warner Chilcott Company, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, , Due 3/18	453,706	454,729	453,914

Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, , Due 3/18	907,411	909,459	907,829

WC Luxco S.A.R.L. (Warner Chilcott)[3] Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, , Due 3/18	623,845	625,253	624,132

Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, , Due 4/17	2,590,244	2,584,829	2,598,183

WM. Bolthouse Farms, Inc.[12] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, , Due 2/16	1,965,866	1,975,695	1,976,914

Total Investment in Debt Securities
(66% of net asset value at fair value)		$158,973,865	$157,076,916	$136,356,490

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,790,000

International Architectural Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	1,000

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	133,685

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	28,009

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Plumbing Holdings Corporation Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	$2,716,618	$3,033,974

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6] Printing and Publishing	Common	1.3%	359,765	479,252

Total Investment in Equity Securities
(3% of net asset value at fair value)			$16,559,610	$6,721,881

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10]	Subordinated Securities	22.2%	$4,892,074	$3,010,800
Katonah III, Ltd.[3,10,11]	Preferred Shares	23.1%	4,476,930	1,000
Katonah V, Ltd.[3,10,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7,10]	Subordinated Securities	16.4%	4,593,193	2,413,500
Katonah VIII CLO Ltd[3,7,10]	Subordinated Securities	10.3%	3,444,905	2,009,000
Katonah IX CLO Ltd[3,7,10]	Preferred Shares	6.9%	2,065,887	1,420,600
Katonah X CLO Ltd [3,7,10]	Subordinated Securities	33.3%	11,839,406	9,119,600
Katonah 2007-I CLO Ltd.[3,7,10]	Preferred Shares	100.0%	30,841,623	25,731,000
Trimaran CLO IV, Ltd.[3,7,10]	Preferred Shares	18.9%	3,623,700	3,493,700
Trimaran CLO V, Ltd.[3,7,10]	Subordinate Notes	20.8%	2,757,300	2,707,300
Trimaran CLO VI, Ltd.[3,7,10]	Income Notes	16.2%	2,914,723	2,854,723
Trimaran CLO VII, Ltd.[3,7,10]	Income Notes	10.5%	3,160,200	3,060,200

Total Investment in CLO Equity Securities			$77,929,941	$55,822,423

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7,10]	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	5.2%	$1,224,533	$7,581,919

Total Investment in CLO Rated-Note			$1,224,533	$7,581,919

Total Investment in CLO Fund Securities
(31% of net asset value at fair value)			$79,154,474	$63,404,342

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates (Katonah Debt Advisors and Trimaran Advisors)	Asset Management Company	100.0%	$83,421,984	$74,594,000

Total Investment in Asset Manager Affiliates
(36% of net asset value at fair value)			$83,421,984	$74,594,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.0%	$12,343	$12,343

JP Morgan Business Money Market Account[9]	Money Market Account	0.2%	203,834	203,834

US Bank Money Market Account	Money Market Account	0.4%	9,542,601	9,542,601

Total Investment in Time Deposit and Money Market Accounts
(5% of net asset value at fair value)			$9,758,778	$9,758,778

Total Investments[5]
(141% of net asset value at fair value)			$345,971,762	$290,835,491

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. Interest rates and floors may contain fixed rate payment-in-kind provisions. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2012.

[2]	Reflects the fair market value of all existing investments as of March 31, 2012, as determined by the Company’s board of directors (the “Board of Directors”).

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2012, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO Funds.

[5]	The aggregate cost of investments for federal income tax purposes is approximately $346 million. The aggregate gross unrealized appreciation is approximately $9 million, the aggregate gross unrealized depreciation is approximately $65 million and the net unrealized depreciation is approximately $56 million.

[6]	Non-income producing.

[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate.

[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.

[10]	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

[11]	As of March 31, 2012, this CLO Fund security was not providing a dividend distribution.

[12]	Pledged as collateral for the secured revolving credit facility (see Note 6 to the financial statements).
14

KOHLBERG CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

As of December 31, 2011

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan .5% Cash, Due 6/13	$-	$-	$-

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	4,997,622	4,965,000

Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,970,000	2,986,151	2,776,950

Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 4/14	2,974,338	2,993,092	2,983,648

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.4% Cash, 7.0% PIK, Due 8/15	1,291,447	1,217,438	39,822

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,442,478	1,434,611	331,777

Bicent Power LLC Utilities	Junior Secured Loan — Advance (Second Lien) 4.6% Cash, Due 12/14	4,000,000	4,000,000	137,500

Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	2,872,500	2,872,500	2,827,359

Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	684,774	684,774	684,774

CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 1/15	2,000,000	1,983,174	1,552,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	$2,985,000	$2,991,687	$2,843,212

eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	9,489,000

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.3% Cash, Due 12/16	3,000,000	3,007,007	3,135,000

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	91,142

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	195,377

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000

HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.8% Cash, Due 10/14	5,000,000	4,919,522	3,753,000

Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 2/15	5,000,000	4,916,872	5,000,000

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,724,300

International Architectural Products, Inc.[8] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, Due 5/15	530,803	504,240	437,913

Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,889,912	4,889,912	4,889,912

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	11,250,597	10,931,428	11,588,115

KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	$5,000,000	5,000,000	3,250,000

LBREP/L-Suncal Master I LLC[8] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,401,921	3,401,921	359,923

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	492,944	463,380	253,817

Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	5,049,291	5,030,584	5,043,232

Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,903,929	5,000,000

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,925,767	1,870,004	1,910,120

Neiman Marcus Group Inc., The Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,885,086	1,932,500

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,490,892	1,490,892	1,490,892

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK	400,000	400,000	400,000

Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	7,000,000	6,905,447	7,000,000

Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L)[3] Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, Due 8/17	1,989,950	1,824,534	1,728,779

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
TriZetto Group, Inc. (TZ Merger Sub, Inc.) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,979,757	1,898,410	1,950,554

TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5% Cash, Due 10/14	$3,040,242	2,978,384	2,626,161

Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	5,500,000	5,500,000	5,500,000

Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,984,925	2,984,925	2,886,049

Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Electronics	Senior Secured Loan — Term B-1 Loan (First Lien) 4.5% Cash, Due 11/16	1,989,975	1,992,299	1,988,482

Vertafore, Inc. Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,989,956	1,933,723	1,952,147

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	416,737	416,737	416,737

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	3,957,614	3,957,614	3,957,614

Warner Chilcott Company, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, Due 3/18	454,851	455,921	449,450

Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, Due 3/18	909,703	911,841	898,900

WC Luxco S.A.R.L. (Warner Chilcott)[3] Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, Due 3/18	625,421	626,891	617,994

Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	2,590,244	2,584,560	2,599,154

Total Investment in Debt Securities
(55% of net asset value at fair value)		$136,034,039	$134,311,238	$114,673,506

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,005

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	442,319

FP WRCA Coinvestment Fund VII, Ltd.[3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	$1,500,000	2,339,700

International Architectural Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	1,000

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	193,120

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	-

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	1550.0%	2,716,618	2,270,821

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6]	Common	1.3%	359,765	538,969

Total Investment in Equity Securities
(3% of net asset value at fair value)			$16,559,610	$6,040,895

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10]	Subordinated Securities	22.2%	$4,893,552	$3,042,400
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	4,476,930	1,000
Katonah V, Ltd.[3,10,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7,10]	Subordinated Securities	16.4%	4,614,123	2,358,700
Katonah VIII CLO Ltd[3,7,10]	Subordinated Securities	10.3%	3,450,583	1,888,700
Katonah IX CLO Ltd[3,7,10]	Preferred Shares	6.9%	2,060,697	1,336,800
Katonah X CLO Ltd [3,7,10]	Subordinated Securities	33.3%	11,840,297	8,645,600
Katonah 2007-I CLO Ltd.[3,7,10]	Preferred Shares	100.0%	30,659,688	24,488,400

Total Investment in CLO Equity Securities			$65,315,870	$41,762,600

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7,10]	Class B-2L Notes Par Value of $10,500,000 100.0%, Due 4/22	100.0%	$1,212,612	$6,675,717

Total Investment in CLO Rated-Note			$1,212,612	$6,675,717

Total Investment in CLO Fund Securities
(23% of net asset value at fair value)			$66,528,482	$48,438,317

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates (Katonah Debt Advisors and Trimaran Advisors)	Asset Management Company	100.0%	$44,338,301	$40,814,000

Total Investment in Asset Manager Affiliates
(20% of net asset value at fair value)			$44,338,301	$40,814,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.0%	$229,152	$229,152

JP Morgan Business Money Market Account[9]	Money Market Account	0.2%	164,573	164,573

US Bank Money Market Account	Money Market Account	0.4%	31,457,561	31,457,561

Total Investment in Time Deposit and Money Market Accounts
(15% of net asset value at fair value)			$31,851,286	$31,851,286

Total Investments[5]
(117% of net asset value at fair value)			$293,588,917	$241,818,004

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2011.

[2]	Reflects the fair market value of all existing investments as of December 31, 2011, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2011, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.

[5]	The aggregate cost of investments for federal income tax purposes is approximately $294 million. The aggregate gross unrealized appreciation is approximately $8 million, the aggregate gross unrealized depreciation is approximately $59 million, and the net unrealized depreciation is approximately $51 million.

[6]	Non-income producing.

[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate.

[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.

[10]	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

[11]	As of December 31, 2011, this CLO Fund Security was not providing a dividend distribution.

KOHLBERG CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(unaudited)

($ per share)

	Three Months Ended March 31,
	2012	2011

Per Share Data:
Net asset value, at beginning of period	$7.85	$8.21
Net income (loss)
Net investment income[1]	0.15	0.22
Net realized losses[1]	0.01	(0.08)
Net change in unrealized appreciation/depreciation on investments[1]	(0.25)	0.27
Net income (loss)	(0.09)	0.41
Net decrease in net assets resulting from distributions
Net increase in net assets relating to stock-based transactions
Issuance of common stock under dividend reinvestment plan	0.01	0.01
Stock based compensation expense	0.01	0.01
Net increase in net assets relating to stock-based transactions	0.02	0.02
Net asset value, end of period	$7.78	$8.64
Total net asset value return[2]	(0.9)%	5.2%
Ratio/Supplemental Data:
Per share market value at beginning of period	$6.31	$6.97
Per share market value at end of period	$6.91	$8.26
Total market return[3]	9.5%	18.5%
Shares outstanding at end of period	26,609,963	22,803,233
Net assets at end of period	$206,954,516	$197,046,824
Portfolio turnover rate[4]	6.9%	2.6%
Average debt outstanding	$60,000,000	$35,561,620
Asset coverage ratio	445%	428%
Ratio of net investment income to average net assets[5]	7.5%	9.8%
Ratio of total expenses to average net assets[5]	7.8%	4.6%
Ratio of interest expense to average net assets[5]	3.0%	0.6%
Ratio of non-interest expenses to average net assets[5]	4.8%	4.0%

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

4     Not annualized. Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.

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

Katonah Debt Advisors, L.L.C., a registered investment adviser, and its asset manager affiliates (collectively, “Katonah Debt Advisors”) is a wholly-owned portfolio company of the Company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of March 31, 2012 Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.4 billion of par value assets under management.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “Commission” or the “SEC”).

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

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (the Asset Manager Affiliates are currently the only companies in which the Company has a controlling interest). Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” Although the Company cannot consolidate portfolio company investments, the adoption of this new guidance affected the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate their managed CLO Funds that are deemed to be variable interest entities (“VIEs”) and for which the Asset Manager Affiliates are considered to be the primary beneficiaries. As a result of the consolidation of these CLOs into the Asset Manager Affiliates, each Asset Manager Affiliates qualifies as a “significant subsidiary” and, as a result, the Company is required to include additional disclosures regarding the Asset Manager Affiliates in its filings. The additional disclosure is included in Note 5 - Asset Manager Affiliates below.

The Asset Manager Affiliates are valued and presented on a combined basis as they are all asset managers for CLO Funds, economically linked, under common control, dependent on one another for shared resources and represent unconsolidated subsidiaries of the Company.

During the first quarter 2012, the Company recognized dividend income from CLO Fund securities based on effective interest determined by using anticipated yield and estimated cash flows as updated quarterly for changes in prepayments, re-investment, credit losses and other items that may impact distributions. Previous cash distributions were previously recognized as dividends. The Company’s financial statements contain reclassifications of prior period amounts to conform with such presentation; the effect of such reclassifications had no impact on the net increase in net assets resulting from operations, total assets or net assets.

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

In May 2011, the FASB issued additional guidance that clarifies and requires new disclosures about fair value measurements. Information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of the sensitivity of Level III measurements to changes in unobservable inputs were adopted by the Company in the first quarter of 2012. Note 4 below reflects the amended disclosure requirements. Since this new guidance only amends the disclosures requirements, it did not impact our balance sheet, statements of operations, or cash flow statement.

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

The Company’s valuation methodology and procedures are as follows:

1)	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include whether the quote is from a transaction or is a broker quote, the date and aging of such quote, whether the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by management within the framework of Fair Value Measurements and Disclosures.

2)	If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Company’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

3)	Preliminary valuation conclusions are discussed and documented by management.

4)	Illiquid loans, junior and mezzanine securities, equity investments, CLO Fund securities and Asset Manager Affiliates may be selected for review by an independent valuation firm, which is engaged by the Company’s Board of Directors. Such independent valuation firm reviews management’s preliminary valuations and makes their own independent valuation assessment.

5)	The Valuation Committee of the Board of Directors reviews the portfolio valuations, as well as the input and report of such independent valuation firm, as applicable.

6)	Upon approval of the investment valuations by the Valuation Committee of the Board of Directors, the Audit Committee of the Board of Directors reviews the results for inclusion in the Company’s quarterly and annual financial statements, as applicable.

7)	The Board of Directors discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon any applicable independent pricing service, input of management, estimates from independent valuation firms (if any) and the recommendations of the Valuation Committee of the Board of Directors.

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

Asset Manager Affiliates. The Company’s investments in its wholly-owned Asset Manager Affiliates are carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. The Asset Manager Affiliates are classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

CLO Fund Securities.  The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies (collectively, “CLO Fund securities”). The Company’s CLO Fund securities relate exclusively to credit instruments issued by corporations and do not include any asset-backed securities secured by commercial mortgages, residential mortgages, or consumer borrowings.

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

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

Restricted Cash.  Restricted cash consisted of cash held in an operating account pursuant to the Company’s secured credit facility agreement with its lender.

Time Deposits and Money Market Accounts.  Time deposits primarily represent investments of cash held in non-demand deposit accounts.  Money market accounts primarily represent short term interest-bearing deposit accounts including an account that contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2012, four issuers representing less than 1% of total investments at fair value were considered in default and on non-accrual.

Dividends from Asset Manager Affiliates. The Company records dividend income from the Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

Dividend Income from CLO Fund Securities.  The Company generates dividend income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies using the effective interest method based on anticipated yield and estimated cash flows as updated quarterly for changes in prepayments, re-investment, credit losses and other items that may impact distributions. The Company’s CLO Fund junior class securities are subordinated to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The Company recognizes dividend income from CLO Fund securities based on effective interest determined by using anticipated yield and estimated cash flows as updated quarterly for changes in prepayments, re-investment, credit losses and other items that may impact distributions.

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

During March 2011, the Company issued $60 million of convertible senior notes (the “Convertible Senior Notes”) and incurred debt issuance costs of approximately $2.4 million which will be amortized over a five-year period. At March 31, 2012, there was an unamortized debt issuance cost of approximately $1.9 million included in other assets in the accompanying balance sheet. Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $118,000 and $45,000, respectively.

On February 24, 2012, the Company entered into a three year financing arrangement under which the Company may obtain up to $30 million in financing. In connection with the Facility, the Company incurred approximately $424,000 of debt origination costs which are being amortized over the term of the Facility on a straight-line basis of which approximately $412,000 remains to be amortized.

Expenses. The Company is internally managed and expenses costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. The Company and the Asset Manager Affiliates share office space and certain other operating expenses. The Company has entered into an Overhead Allocation Agreement with the Asset Manager Affiliates which provides for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. The aggregate net payments of such expenses under the Overhead Allocation Agreement are not material.

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

In May 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this ASU are applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management believes that the adoption of this ASU did not have a material impact on the Company’s operating results, financial position or cash flows.

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three months ended March 31, 2012 and 2011 (unaudited):

	Three Months Ended March 31,
	2012	2011

Net increase in net assets from operations	$576,657	$9,604,634
Net decrease in net assets allocated to unvested share awards	(7,777)	(141,172)
Net increase in net assets available to common stockholders	568,880	9,463,462
Weighted average number of common shares outstanding for basic shares computation	24,270,825	22,791,242
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	24,270,825	22,791,242
Net increase (decrease) in net assets per basic common shares:
Net increase in net assets from operations¹	0.02	0.42
Net decrease in net assets allocated to unvested share awards	(0.00)	(0.01)

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

Options to purchase 40,000 shares were included in the computation of diluted earnings per share for the periods ended March 31, 2012 and March 31, 2011, with a dilutive effect of 11,874 and 14,509 shares, respectively. For the periods ended March 31, 2012 and March 31, 2011, options to purchase 20,000 shares were not included in the computation of diluted earnings per share because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

The Company’s Convertible Senior Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months ended March 31, 2012, the effect of the convertible debt was anti-dilutive.

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

The following table shows the Company’s portfolio by security type at March 31, 2012 and December 31, 2011:

	March 31, 2012 (unaudited)			December 31, 2011
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$12,343	$12,343	-%	$229,152	$229,152	-%
Money Market Account	9,746,435	9,746,435	5	31,622,134	31,622,134	18
Senior Secured Loan	79,891,859	71,084,971	34	54,045,184	45,259,328	25
Junior Secured Loan	59,306,009	46,674,884	23	58,936,728	47,300,172	26
Mezzanine Investment	10,940,849	11,588,115	6	10,931,428	11,588,115	6
Senior Subordinated Bond	6,538,199	6,608,520	3	9,997,898	10,125,891	6
CLO Fund Securities	79,154,474	63,404,342	31	65,820,840	48,438,317	27
Equity Securities	16,559,610	6,721,881	3	16,559,610	6,040,895	3
Preferred	400,000	400,000	-	400,000	400,000	-
Asset Manager Affiliates	83,421,984	74,594,000	36	44,338,301	40,814,000	23

Total	$345,971,762	$290,835,491	141%	$292,881,275	$241,818,004	134%

¹ Calculated as a percentage of net asset value.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012 (unaudited)			December 31, 2011
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$19,700,101	$19,402,759	9%	$19,683,821	$19,439,230	11%
Asset Management Companies[2]	83,421,984	74,594,000	36	44,338,301	40,814,000	23
Automobile	4,995,000	5,035,065	3	-	-	-
Beverage, Food and Tobacco	12,564,209	12,563,786	6	9,892,273	9,796,565	5
Broadcasting and Entertainment	4,020,000	4,004,670	2	-	-	-
Buildings and Real Estate[3]	18,591,671	613,040	-	18,591,674	662,443	-
Cargo Transport	3,321,289	3,321,288	2	4,374,350	4,374,351	2
Chemicals, Plastics and Rubber	4,804,674	4,804,545	2	4,809,459	4,614,828	3
CLO Fund Securities	79,154,474	63,404,342	31	66,528,482	48,438,317	27
Containers, Packaging and Glass	1,954,855	1,952,361	1	-	-	-
Diversified/Conglomerate Manufacturing	6,909,475	7,148,400	3	6,905,447	7,000,000	4
Diversified/Conglomerate Service	5,817,782	3,356,358	2	2,870,642	372,599	-
Electronics	4,942,195	5,060,794	2	8,831,440	9,026,186	5
Finance	1,780,000	1,827,000	1	-	-	-
Healthcare, Education and Childcare	20,960,971	17,424,285	8	20,956,582	19,523,824	11
Home and Office Furnishings, Housewares, and Durable Consumer Products	16,873,619	16,640,398	8	21,683,112	20,604,850	11
Insurance	4,926,801	4,061,500	2	4,919,522	3,753,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,290,892	2,024,577	1	2,290,892	2,084,012	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	3,484,540	4,294,200	2	3,483,174	3,891,900	2
Mining, Steel, Iron and Non-Precious Metals	791,963	290,122	-	797,091	438,913	-
Personal and Non Durable Consumer Products (Mfg. Only)	9,385,397	7,768,747	4	5,000,000	3,250,000	2
Personal, Food and Miscellaneous Services	4,748,303	4,742,467	2	2,872,500	2,827,359	2
Personal Transportation	2,031,250	1,998,500	1	2,993,092	2,983,648	2
Printing and Publishing	3,053,614	3,159,601	2	1,044,539	1,223,743	1
Retail Stores	6,715,150	6,741,388	3	1,885,086	1,932,500	1
Telecommunications	2,977,774	2,763,360	1	2,986,151	2,776,950	2
Time Deposit and Money Market Accounts	9,758,779	9,758,778	6	31,851,287	31,851,286	18
Utilities	5,995,000	2,079,160	1	4,000,000	137,500	-

Total	$345,971,762	$290,835,491	141%	$293,588,917	$241,818,004	135%

[1]	Calculated as a percentage of net asset value.

[2]	Represents the Asset Manager Affiliates controlled by the Company.

[3]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of March 31, 2012 and December 31, 2011, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities) or companies providing mortgage lending.

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

At March 31, 2012 and December 31, 2011, approximately 23% and 21% of the Company’s total assets were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S.)

At March 31, 2012 and December 31, 2011, the Company’s ten largest portfolio companies represented approximately 56% and 62%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates, which are wholly-owned asset managers, represented 25.9% and 17% of the total fair value of the Company’s investments at March 31, 2012 and December 31, 2011, respectively. Excluding Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 21% and 26% of the total fair value of the Company’s investments at March 31, 2012 and December 31, 2011, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies. CLO Funds managed by the Asset Manager Affiliates (“CLO Fund securities managed by affiliate”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments.

As of March 31, 2012 and December 31, 2011, the Company had approximately $63 million and $48 million, respectively, of CLO Fund securities at fair value. The cost basis of the Company’s investment in CLO Fund securities as of March 31, 2012 was approximately $79 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $16 million. The cost basis of the Company’s investment in CLO Fund securities as of December 31, 2011, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $18 million.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly dividend distributions to the Company and are paying all senior and subordinate management fees to the Asset Manager Affiliates. With the exception of the Katonah III, Ltd. and the Katonah V, Ltd. CLO Funds, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to the Company.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of March 31, 2012 (unaudited) and December 31, 2011, respectively:

As of March 31, 2012 (unaudited)
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$9,758,778	$—	$9,758,778
Debt securities	—	70,075,318	66,281,172	136,356,490
CLO Fund securities	—	—	63,404,342	63,404,342
Equity securities	—	—	6,721,881	6,721,881
Asset Manager Affiliates	—	—	74,594,000	74,594,000

As of December 31, 2011
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$31,851,286	$—	$31,851,286
Debt securities	—	31,578,832	83,094,674	114,673,506
CLO Fund securities	—	—	46,412,000	46,412,000
Equity securities	—	—	6,040,895	6,040,895
Asset Manager Affiliates	—	—	40,814,000	40,814,000

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

When possible, the Company will obtain investment value indications from third party pricing services. Generally, for illiquid investments, such values are not traded on an active public exchange and typically represent a trading or broker quote on an asset that is infrequently traded. If the quotes are deemed reliable and current, such quotes are deemed Level II assets. If the quotes are not deemed reliable and current, Level III inputs and assessments may be relied upon and the value will be deemed a Level III asset (consistent with a fair value hierarchy based on the lowest level of input that is significant to the fair value measurement).

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

In 2011 and 2010, the Company engaged an independent valuation firm to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs, and calculations as a reasonable method to determine CLO fair values in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

Values derived for the Asset Manager Affiliates using public/private company comparables generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as assets under management, historical and prospective earnings) for the Asset Manager Affiliates. The Company recognizes that comparable asset managers may not be fully comparable to its Asset Manager Affiliates and typically identifies a range of performance measures and/or adjustments within the comparable population with which to determine value. Since any such ranges and adjustments are entity specific they are not considered market-observable data and thus require a Level III grouping. Illiquid investments that have values derived through the use of discounted cash flow models and residual enterprise value models are grouped as Level III assets.

The Company’s policy for determining transfers between levels is based solely on the previously defined three-level hierarchy for fair value measurement. Transfers between the levels of the fair value hierarchy are separately noted in the tables below and the reason for such transfer described in each table’s respective footnotes. The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Three Months Ended March 31, 2012 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2011	$83,094,667	$46,412,000	$6,040,895	$40,814,000	$176,361,562
Transfers out of Level III¹	(11,640,270)	—	—	—	(11,640,270)
Net accretion of interest	54,804	2,652,309	—	—	2,707,113
Purchases	—	12,000,000	—	13,523,682	25,523,682
Issuance of Common Stock	—	—	—	25,560,000	—
Sales	(7,961,155)	—	—	—	(7,961,155)
Total realized and unrealized gains (losses) included in earnings	2,733,126	2,340,033	680,986	(5,303,682)	450,463
Balance, March 31, 2012	$66,281,172	$63,404,342	$6,721,881	$74,594,000	$211,001,395

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(1,425,974)	$2,340,033	$680,986	$(5,303,682)	$(3,708,637)

¹ The transfers to Level II from Level III in the three months ended March 31, 2012 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and/or broker dealers as a result of the return of liquidity in the credit markets. There were no transfers into Level III during the three months ended March 31, 2012. There were no transfers between Level I and Level II during the three months ended March 31, 2012.

	Three Months Ended March 31, 2011 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Transfers in/out of Level III¹	—	—	—	—	—
Net accretion of discount	24,736	20,390	—	—	45,126
Purchases	17,424,281	—	2,858,387	—	20,282,668
Sales	(20,895,314)	—	(141,769)	(138,875)	(21,175,958)
Total realized and unrealized gains (losses) included in earnings	842,532	2,929,610	(16,985)	841,875	4,597,032
Balance, March 31, 2011	$88,439,163	$55,981,000	$7,388,465	$42,196,000	$194,004,628
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$2,669,255	$2,929,610	$(16,985)	$841,875	$6,423,755

¹ For the three months ended March 31, 2011, the Company had no transfers into or out of Level III during the period. There were no transfers between Level I and Level II during the three months ended March 31, 2011.

As of March 31, 2012, the Company’s Level II portfolio investments were valued by a third party pricing service for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $70,075,318 as of March 31, 2012.

As of March 31, 2012, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Asset Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs

Debt securities	$52,653,165	Income Approach	Market yield	3.8% - 12.9%
	$13,628,017	Enterprise value	Average EBITDA multiple	3.7x – 8.5x
			Weighted average cost of capital	9.9% - 11.4%
Equity securities	$6,721,881	Enterprise value	Average EBITDA multiple	5.3x – 7.3x
			Weighted average cost of capital	10.8% - 14.0%
CLO Fund securities	$60,752,000	Discounted cash flow	Discount rate	12.5% - 16.0%
			Probability of default	1.2% - 4.0%
			Loss severity	25% - 45%
			Recovery rate	55% - 75%
			Prepayment rate	10% - 20%
Asset Manager Affiliates	$74,594,000	Discounted cash flow	Discount rate	1.6% - 13.25% (weighted average 9.31%)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities include the comparable yields of similar investments in similar industries, effective discount rates, average EBITDA multiples, and weighted average cost of capital. Significant increases or decreases in such comparable yields would result in a significantly lower or higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s equity securities include the EBITDA multiple of similar investments in similar industries and the weighted average cost of capital. Significant increases or decreases in such inputs would result in a significantly lower or higher fair value measurement.

Significant unobservable inputs used in the fair value measurement of the Company’s CLO Fund securities include default rates, recovery rates, prepayment rates, and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterization of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. The Company evaluates the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented. Significant increases or decreases in probability of default and loss severity inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default. Significant increases or decreases in the discount rate in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s Asset Manager Affiliates is the discount rate used to present value prospective cash flows. Prospective revenues are generally based on a fixed percentage of the par value of CLO Fund assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by the asset manager affiliates are not subject to market value fluctuations in the underlying collateral. The discounted cash flow model incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Significant increases or decreases in such discount rate would result in a significantly lower or higher fair value measurement.

5. ASSET MANAGER AFFILIATES

The Asset Manager Affiliates are wholly-owned portfolio companies of the Company. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. These CLO Funds do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. At March 31, 2012, Asset Manager Affiliates had approximately $3.4 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates was valued at approximately $75 million.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees the Asset Manager Affiliates receive have two components - a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

The revenue that the Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses associated with their operations, including compensation of their employees, may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as dividends from affiliate asset manager. For the three months ended March 31, 2012, the Asset Manager Affiliates made distributions of $825,000 to the Company. For the three months ended March 31, 2011, the Asset Manager Affiliates made no distributions to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on our statement of operations.

As with all other investments, the Asset Manager Affiliates’ fair value is periodically determined. The valuation is primarily based on an analysis of both a percentage of its assets under management and the Asset Manager Affiliates’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology.

Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to the Asset Manager Affiliates which had previously not been required, as its provisions require the Asset Manager Affiliates to consolidate certain of their managed CLO Funds that were not previously consolidated. As a result of the consolidation of these CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring the following additional disclosures. These disclosures regarding the Asset Manager Affiliates do not directly impact the financial position, results of operations or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2012	December 31, 2011
Investments of CLO Funds, at fair value	$3,115,766,776	$1,768,088,977
Restricted cash of CLO Funds	246,062,658	71,888,141
Total assets	3,425,177,826	1,855,513,431
CLO Fund liabilities, at fair value	3,071,057,204	1,727,560,760
Total liabilities	3,193,606,260	1,753,442,181
Appropriated retained earnings of consolidated VIEs	187,467,169	95,845,268

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2012	2011
Interest income - CLO Fund investments	$29,764,690	$16,076,610
Total income	32,187,154	18,381,618
Interest expense of CLO Fund liabilities	30,541,329	12,607,420
Total expenses	34,777,990	15,245,340
Net realized and unrealized gains (losses)	(6,226,958)	(23,518,580)
Net income (loss) attributable to consolidated VIEs	(8,615,948)	(20,060,146)
Net income (loss) attributable to Asset Manager Affiliates	(380,021)	467,910

All of the consolidated VIEs’ investment balances are CLO Fund-related. The assets of the CLO Funds are held solely to satisfy the obligations of the CLO Funds. The Asset Manager Affiliates have no right to the benefits from, nor do they bear the risks associated with, the collateral assets held by the CLO Funds, beyond their minimal direct investments in, and management fees generated from, the CLO Funds. If the Asset Manager Affiliates were to liquidate, the collateral assets would not be available to the general creditors of the Asset Manager Affiliates. Additionally, the investors in the CLO Funds have no recourse to the general credit of the Asset Manager Affiliates for the securities issued by the CLO Funds.

The consolidation of the VIEs’ investment products in the Asset Manager Affiliates’ financial statements is not reflective of the underlying financial position, results of operations or cash flows of the Asset Manager Affiliates as stand-alone entities. Furthermore, the financial operations of the Asset Manager Affiliates, whether consolidated with the CLO funds they manage or on a stand-alone basis, are not reflective of the fair value of the Asset Manager Affiliates as reported on the Company’s balance sheet and schedule of investments as the Company is required under GAAP to report the Asset Manager Affiliates as a portfolio company at fair value.

As separately regarded entity for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the Asset Manager Affiliates’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in 2006 and in the February 2012 purchase of 100% of the equity interests in Trimaran Advisors. These transactions were considered an asset purchase under Section 351(a) of the Code. Katonah Debt Advisors has approximately $32 million being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period. Trimaran Advisors has approximately $38 million being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2.5 million per year over such period.

At March 31, 2012 there were no intercompany balances with our affiliates. At December 31, 2011 there was an intercompany balance of $3,517 due from our affiliates.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of	As of
	March 31, 2012	December 31, 2011
	(unaudited)
Convertible Senior Notes, due March 15, 2016	60,000,000	60,000,000

Secured Credit Facility

At December 31, 2010, the Company had a secured credit facility with an outstanding balance of $86,746,582. On January 31, 2011, the Company repaid in full the outstanding balance under this facility, resulting in the lenders’ release to the Company of approximately $73 million of collateral previously securing the facility and their payment of a $2 million cash settlement to the Company. As a result of the repayment, the Company had no outstanding balance under this secured credit facility as of March 31, 2011.

On February 24, 2012, the Company entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company (“KCAP Funding”), under which the Company may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is Libor + 300 and payable quarterly.

Advances under the Facility are used by the Company primarily to make additional investments. The Facility is secured by loans that it currently owns and a security interest in the Company’s right to receive certain management fees. The Company’s borrowings under the Facility are effected through KCAP Funding.

As of March 31, 2012, there was no outstanding balance under the Facility and the Company is in compliance with all its debt covenants. As of March 31, 2012, the Company had restricted cash balances of approximately $98,000 which it maintained in accordance with the terms of the Facility.

In connection with the Facility, the Company incurred approximately $424,000 of debt origination costs which are being amortized over the term of the Facility on a straight-line basis of which approximately $412,000 remains to be amortized.

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

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the facility on a straight-line basis, which approximates the effective yield method, of which approximately $1.9 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

Fair Value of Convertible Senior Notes. The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes. The fair value of the Company’s outstanding Convertible Senior Notes was approximately $60.3 million at March 31, 2012. The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

7. DISTRIBUTABLE TAX INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2012). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a US federal excise tax for the calendar year 2012.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2012:

Three Months Ended
March 31, 2012
(unaudited)
Net increase in net assets resulting from operations	$576,657
Net change in unrealized (appreciation) depreciation from investments	3,365,358
Excess capital losses over capital gains	(302,734)
Income not on GAAP books currently taxable	12,008
Income not currently taxable	(20,605)
Expenses not currently deductible	190,169

Taxable income before deductions for distributions	$3,820,853

Taxable income before deductions for distributions per weighted average shares for the period	$0.16

For the three months ended March 31, 2012, the Company declared a dividend on March 16, 2012 of $0.18 per share for a total of approximately $4.7 million. The record date was April 6, 2012 and the dividend was distributed on April 27, 2012.

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

At March 31, 2012, the Company had a net capital loss carryforward of $50 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both March 31, 2012 and December 31, 2011, the Company had committed to make a total of approximately $2 million of investments in various revolving senior secured loans, of which approximately $80,000 had been funded as of March 31, 2012 and $0 had been funded as of December 31, 2011.

The Company and certain directors and officers were named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions alleged violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements.  The federal court consolidated the three lawsuits and appointed a lead plaintiff under the Private Securities Litigation Reform Act on March 21, 2011, and lead plaintiff filed a consolidated amended complaint on May 11, 2011.  The Company moved to dismiss the consolidated amended complaint.  On July 28, 2011, the Court granted that motion and dismissed the consolidated amended complaint, giving the plaintiff until August 22, 2011 to file any further amended complaint. Lead plaintiff filed a second amended consolidated class action complaint on August 22, 2011, which defendants moved to dismiss. The Court dismissed that complaint with prejudice on October 7, 2011. Lead plaintiff did not appeal the dismissal of the case, which is now closed.

In addition, the Company and certain directors and officers were named as defendants in a derivative action filed on March 2, 2010 in the Supreme Court of New York, County of New York. The complaint in this action purported to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On October 20, 2010, the court dismissed the complaint, and found, among other things, that the plaintiff had not alleged that any of the Company’s directors “‘knowingly’ misrepresented or permitted others to misrepresent the Company’s financial condition,” or that the directors were confronted with “red flags” sufficient to put them on notice of potential problems with the Company’s investment valuations so as to excuse plaintiff’s requirement under Delaware law to make a demand on the Company’s board before filing suit. On January 12, 2011, the court entered a final judgment dismissing the complaint.  While the plaintiff subsequently filed a notice of appeal, it did not timely perfect that appeal under the rules of the New York State Supreme Court, Appellate Division.

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

In connection with the investigation described above, on April 19, 2012, the SEC Staff issued a “Wells Notice” to Michael I. Wirth, the Company’s Chief Financial Officer, indicating that the SEC Staff is considering recommending that the SEC institute proceedings against Mr. Wirth alleging that Mr. Wirth violated certain provisions of the federal securities laws.  The Wells Notice does not constitute a determination that Mr. Wirth violated any law.  Under the process established by the SEC, Mr. Wirth will have the opportunity to make a Wells Submission before the SEC Staff makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. Mr. Wirth has informed the Company that he plans to make such a submission.

Neither the Company nor any other person employed by the Company has received a Wells Notice. The Company and the other officers involved in this matter, including Dayl W. Pearson, the Company’s Chief Executive Officer, are engaged in settlement negotiations in an effort to resolve the matter and believe that discussions to date with the SEC Staff will lead to a settlement. Any settlement remains subject to approval by the SEC.

The Company cannot at this time predict with certainty the outcome of the above matter, including whether a lawsuit will be filed, whether the SEC will approve any settlement or whether the SEC will ultimately determine to issue a Wells Notice to the Company or any other person involved in this matter. The Company does not anticipate that the Wells Notice referenced above or the terms of any settlement involving the Company and the other officers involved in the matter will have a material adverse impact on its business, financial condition or results of operations.

9. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company issued 17,752 and 141,278 shares, respectively, of common stock under its dividend reinvestment plan. During the three months ended March 31, 2012 the Company issued 3,600,000 shares in connection with the acquisition of Trimaran Advisors. For the three months ended March 31, 2012, no shares of restricted stock were issued, exercised, or forfeited. For the year ended December 31, 2011, the Company issued 90,805 shares of restricted stock for which 3,668 shares were forfeited and 96,122 shares were converted to common stock during the year due to vesting. The total number of shares issued and outstanding as of March 31, 2012 and December 31, 2011 was 26,609,963 and 22,992,211, respectively.

10. EQUITY INCENTIVE PLAN

During 2006, the Company established the 2006 Equity Incentive Plan, which plan was amended in 2008 (as amended, the “Plan”). 2,000,000 shares of common stock are reserved for issuance under the Plan. The purpose of the Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted.

During 2008, the Company established a non-employee director plan, which plan was amended in 2008 (as amended, the “Amended and Restated Non-Employee Director Plan”). Pursuant to such amendment, the Company is permitted to issue restricted stock, and is no longer permitted to issue any options for common stock, of the Company to Non-Employee Directors. Options granted to Non-Employee Directors prior to the effectiveness of the Amended and Restated Non-Employee Director Plan remained outstanding in accordance with the terms of the Amended and Restated Non-Employee Director Plan as in place prior to such amendment.

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

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2010 through March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2011	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2011	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2012	60,000	$7.24	7.2	$81,200

Total vested at March 31, 2012	60,000	$7.24	7.2

[1]	Represents the difference between the market value of shares of the Company upon exercise of the options at March 31, 2012 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the three months ended March 31, 2012, the Company recognized no non-cash compensation expense related to stock options. For the three months ended March 31, 2011, the Company recognized non-cash compensation expense related to stock options of approximately $4,000. At March 31, 2012, the Company had no remaining compensation cost related to unvested stock option-based awards.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of March 31, 2012, 233,998 of such shares were vested and converted to common shares. The remaining 25,002 shares have been forfeited.

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

During the three months ended March 31, 2012, no shares of restricted stock were vested and converted to common shares. As of March 31, 2012, there were options to purchase 60,000 shares of common stock outstanding and there were 327,339 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2011 through March 31, 2012 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at December 31, 2010	336,324	$9.63
Granted	90,805	$4.83
Vested	(96,122)	$10.39
Forfeited	(3,668)	$9.82
Unvested shares outstanding at December 31, 2011	327,339	$5.00
Granted	—	$-
Vested	—	$—
Forfeited	—	$-
Outstanding at March 31, 2012	327,339	$6.46

Total unvested shares at March 31, 2012	327,339	$6.46

For the three months ended March 31, 2012, non-cash compensation expense related to restricted stock was approximately $173,000; of this amount approximately $169,000 was expensed at the Company and approximately $4,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended March 31, 2011, non-cash compensation expense related to restricted stock was approximately $219,000; of this amount approximately $178,000 was expensed at the Company and approximately $41,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2012, there was approximately $952,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted average period of 2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the three months ended March 31, 2012 and 2011 the Company made contributions to the 401K Plan of approximately $11,000 and $7,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the three months ended March 31, 2012, the Company made a contribution of approximately $35,000 to the Pension Plan and a contribution of $30,000 to the Pension Plan for the three months ended March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “Kohlberg Capital,” “Company,” “we,” “us,” and “our” refer to Kohlberg Capital Corporation, its subsidiaries and its wholly-owned portfolio companies, Katonah Debt Advisors, L.L.C. (collectively with related affiliates controlled by the Company, “Katonah Debt Advisors”), Trimaran Advisors, L.L.C. (“Trimaran Advisors” and collectively with Katonah Debt Advisors, the “Asset Manager Affiliates”) and related companies, unless the context otherwise requires.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Kohlberg Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of funds under our credit facility, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the return or impact of current and future investments;

•	our contractual arrangements and other relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and a registered investment company, including the impact of changes in laws or regulations governing our operations, the operations of our Asset Manager Affiliates or the operations of our portfolio companies;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies, including our Asset Manager Affiliates;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and

•	the timing, form and amount of any dividend distributions.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors” below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report.

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. We originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million.

Our investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies.

Katonah Debt Advisors, L.L.C., a registered investment adviser, and its asset manager affiliates (collectively, “Katonah Debt Advisors”) is a wholly-owned portfolio company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, we purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of our common stock. Contemporaneously with the acquisition of Trimaran Advisors, we acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of March 31, 2012 Katonah Debt Advisors and Trimaran Advisors are our only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.4 billion of par value assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at March 31, 2012 was $7.78. On March 31, 2012, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.91.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value per share was $7.78 and $7.85 as of March 31, 2012 and December 31, 2011, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholder’s equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	March 31, 2012 (unaudited)		December 31, 2011
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$12,343	$-	$229,152	$0.01
Investments in money market accounts	9,746,435	0.37	31,622,134	1.38
Investments in debt securities	136,356,490	5.12	114,673,506	4.99
Investments in CLO Fund securities	63,404,342	2.38	48,438,317	2.11
Investments in equity securities	6,721,881	0.25	6,040,895	0.26
Investments in Asset Manager Affiliates	74,594,000	2.80	40,814,000	1.78
Cash	2,032,121	0.08	2,555,259	0.11
Restricted Cash	98,068	-	—	-
Other assets	7,262,301	0.28	3,760,398	0.16

Total Assets	$300,227,981	$11.28	$248,133,661	$10.79

Other liabilities	33,273,465	1.25	7,607,719	0.33
Convertible Senior Notes	60,000,000	2.25	60,000,000	2.61

Total Liabilities	$93,273,465	$3.50	$67,607,719	$2.94

NET ASSET VALUE	$206,954,516	$7.78	$180,525,942	$7.85

¹	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America ("GAAP"). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of net asset value and individual investors may weight certain balance sheet items differently in performing an analysis of the Company.

Leverage

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of March 31, 2012, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 445%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

On February 24, 2012, we entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of ours (“KCAP Funding”), under which we may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is Libor + 350 and payable quarterly.

Advances under the Facility are used by us primarily to make additional investments. The Facility is secured by loans that it currently owns and a security interest in our right to receive certain management fees. Our borrowings under the Facility are effected through KCAP Funding.

As of March 31, 2012, there was no outstanding balance under the Facility and we are in compliance with all its debt covenants. As of March 31, 2012, we had restricted cash balances of approximately $98,000 which we maintained in accordance with the terms of the Facility.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit.

Investment Portfolio Summary Attributes as of and for the Three Months ended March 31, 2012

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings under the Facility and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investments in our wholly owned Asset Manager Affiliates. We also have investments in equity securities of approximately $7 million, which comprises approximately 2% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Portfolio” and “—Investments and Operations” for a more detailed description) as of and for the three months ended March 31, 2012:

Debt Securities

•	represent approximately 46% of total assets;
•	represent credit instruments issued by corporate borrowers;
•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;
•	primarily senior secured and junior secured loans (52% and 34% of debt securities, respectively);
•	spread across 25 different industries and 56 different entities;
•	average balance per investment of approximately $2 million;
•	all but four issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and
•	weighted average interest rate of 7.6% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to March 31, 2012 unless otherwise specified)

•	represent approximately 21% of total assets at March 31, 2012;
•	87% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 13% of CLO Fund securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	no asset-backed securities such as those secured by commercial mortgages or residential mortgages and no consumer borrowings;
•	thirteen different CLO Fund securities; ten of such CLO Fund securities are managed by our Asset Manager Affiliates; and
•	two CLO Fund securities, not managed by our Asset Manager Affiliates, representing a fair value of $2,000, are not currently providing a dividend payment to the Company.

Asset Manager Affiliates

•	represent approximately 25% of fair value of total assets;
•	represent our 100% ownership of the equity interest of a profitable CLO Fund manager focused on corporate credit investing;
•	have approximately $3.4 billion of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive fee upon liquidation of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment;
•	dividends paid by our Asset Manager Affiliates are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;
•	for the three months ended March 31, 2012, our Asset Manager Affiliates had pre-tax net income before net capital losses of approximately $380,000; and
•	for the three months ended March 31, 2012, our Asset Manager Affiliates made a distribution of $825,000 to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Dividends from Investments in CLO Fund Securities. We generate dividend income from our investments in the securities of CLO Funds (typically preferred shares or subordinated securities) managed by our Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by its Asset Manager Affiliates as “CLO Fund securities managed by affiliate.” The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt and exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments. Our CLO Fund securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants my lead to the temporary suspension or deferral of cash distributions to us.

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of the Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

Dividends from Asset Manager Affiliates. We generate dividend income from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees as well as an expected one-time structuring fee from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. In future years, our Asset Manager Affiliates may receive incentive fees upon the liquidation of CLO Funds they manage, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

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

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and related employer payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees contain a significant profit sharing and/or performance based bonus component. Therefore, as our net revenues increase, our compensation costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses. The balance of our expenses include professional fees (primarily legal, accounting, valuation and other professional services), occupancy costs and general administrative and other costs.

Net Change in Unrealized Depreciation on Investments

During the three months ended March 31, 2012, the Company’s investments had a net decrease in unrealized appreciation of approximately $3 million. During the three months ended March 31, 2011, the Company’s investments had a net decrease in unrealized appreciation of approximately $3.4 million.

The net decrease in unrealized appreciation of approximately $3.4 million for the three months ended March 31, 2012 is primarily due to (i) an approximate $400,000 net decrease in the unrealized appreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net increase of approximately $2.3 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate decrease of $5.3 million in the unrealized appreciation of our Asset Manager Affiliates.

Net Change in Stockholders’ Equity Resulting From Operations

The net change in stockholders’ equity resulting from operations for the three months ended March 31, 2012 and 2011 was an increase of approximately $577,000 and $10 million, respectively, or $0.02 and $0.42 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2012, net investment income and net realized gains were approximately $4 million, or $0.16 per share. For the three months ended March 31, 2011, net investment income and net realized gains were approximately $3 million or $0.14 per share.

Dividends

For the three months ended March 31, 2012, we declared a $0.18 dividend per share. As a result, there was a dividend distribution of approximately $4.7 million for the first quarter declaration, which was booked in the second quarter. We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•	98.0% of our ordinary net taxable income for the calendar year;
•	98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and
•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

The amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses). Generally, we seek to fund our dividends from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the quarterly dividends declared by us since the most recent completed calendar year, which represent an amount equal to our estimated net investment income for the specified quarter, including income distributed from the Asset Manager Affiliates received by the Company, if any, plus a portion of any prior year undistributed amounts of net investment income distributed in subsequent years:

	Dividend	Declaration Date	Record Date	Pay Date
2012:
First quarter	$0.18	3/16/2012	4/6/2012	4/27/2012
Total declared for 2012	$0.18

2011:
Fourth quarter	$0.18	12/12/2011	12/23/2011	1/27/2012
Third quarter	0.18	9/15/2011	10/10/2011	10/28/2011
Second quarter	0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011
Total declared for 2011	$0.52

Due to our ownership of our Asset Manager Affiliates and certain timing, structural and tax considerations our dividend distributions may include a return of capital for tax purposes. For the three months ended March 31, 2012, our Asset Manager Affiliates had approximately $380,000 of pre-tax net income before net capital losses and made a distribution of $825,000 to us. For the three months ended March 31, 2011, our Asset Manager Affiliates earned approximately $450,000 of pre-tax net income and made no distributions to us. Dividends are recorded as declared (where declaration date represents ex-dividend date) by our Asset Manager Affiliates as income on our statement of operations. It is anticipated that our Asset Manager Affiliates may make further dividend distributions to us during 2012.

INVESTMENT PORTFOLIO

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies, and from our investment in our Asset Manager Affiliates. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by our Asset Manager Affiliates or by other asset managers. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We invest almost exclusively in credit instruments issued by corporations and do not invest in asset-backed securities such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

The following table shows the Company’s portfolio by security type at March 31, 2012 and December 31, 2011:

	March 31, 2012 (unaudited)			December 31, 2011
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$12,343	$12,343	-%	$229,152	$229,152	-%
Money Market Account	9,746,435	9,746,435	5	31,622,134	31,622,134	18
Senior Secured Loan	79,891,859	71,084,971	34	54,045,184	45,259,328	25
Junior Secured Loan	59,306,009	46,674,884	23	58,936,728	47,300,172	26
Mezzanine Investment	10,940,849	11,588,115	6	10,931,428	11,588,115	6
Senior Subordinated Bond	6,538,199	6,608,520	3	9,997,898	10,125,891	6
CLO Fund Securities	79,154,474	63,404,342	31	65,820,840	48,438,317	27
Equity Securities	16,559,610	6,721,881	3	16,559,610	6,040,895	3
Preferred	400,000	400,000	-	400,000	400,000	-
Asset Manager Affiliates	83,421,984	74,594,000	36	44,338,301	40,814,000	23

Total	$345,971,762	$290,835,491	141%	$292,881,275	$241,818,004	134%

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

Accounting Standards Codification Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures”) requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

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

At March 31, 2012 and March 31, 2011, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.6% and 8.7%, respectively.

The investment portfolio (excluding the Company’s investments in its Asset Manager Affiliates and CLO Funds) at March 31, 2012 was spread across 25 different industries and 56 different entities with an average balance per entity of approximately $2 million. As of March 31, 2012, all but four of our portfolio companies (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by our Asset Manager Affiliates consist almost exclusively of credit instruments issued by corporations and do not include investments in asset-backed securities, such as those secured by commercial mortgages, residential mortgages or other consumer borrowings.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. However, our investment strategy is to limit the value of our investments in the debt or equity securities issued by CLO Funds to not more than 15% of the value of our total investment portfolio at the time of investment. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the U.S., which investments are generally not anticipated to be in excess of 10% of our investment portfolio at the time such investments are made. At March 31, 2012, approximately 23% of our total assets were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S.). We are generally prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Kohlberg & Co. without the prior approval of the SEC. However, we may co-invest on a concurrent basis with Kohlberg & Co. or any of our affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be applied for or, if applied for, obtained.

At March 31, 2012, our ten largest portfolio companies represented approximately 56% of the total fair value of our investments. Our largest investment is comprised of our wholly-owned Asset Manager Affiliates and represented 25.9% of the total fair value of our investments. Excluding our Asset Manager Affiliates and CLO Fund securities, our ten largest portfolio companies represent approximately 21% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2012, we had approximately $63 million invested in CLO Fund securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. The underlying assets in our CLO Funds exclude mortgage pools or mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset-backed securities), debt to companies providing mortgage lending and emerging markets investments.

Our CLO Fund investments as of March 31, 2012 and December 31, 2011 are as follows:

			March 31, 2012 (unaudited)		December 31, 2011
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,892,074	$3,010,800	$4,750,401	$3,042,400
Katonah III, Ltd.	Preferred Shares	23.1	4,476,930	1,000	4,453,860	1,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,593,193	2,413,500	4,579,546	2,358,700
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,444,905	2,009,000	3,412,466	1,888,700
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,065,887	1,420,600	2,024,594	1,336,800
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,839,406	9,119,600	11,723,768	8,645,600
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	30,841,623	25,731,000	30,343,592	24,488,400
Katonah 2007-1 CLO Ltd.[2]	Class B-2L Notes	100	1,224,533	7,581,919	1,212,612	6,675,717
Trimaran CLO IV, Ltd.[2]	Preferred Shares	18.9	3,623,700	3,493,700	—	—
Trimaran CLO V, Ltd.[2]	Subordinate Notes	20.8	2,757,300	2,707,300	—	—
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	2,914,723	2,854,723	—	—
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	3,160,200	3,060,200	—	—
Total			$79,154,474	$63,404,342	$65,820,839	$48,438,317

 ¹ Represents percentage of class held.

² An affiliate CLO Fund managed by an Asset Manager Affiliate.

³ As of March 31, 2012, this CLO Fund security was not providing a dividend distribution.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of March 31, 2012:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	287	235	32	$1,029,305	$1,257,066
Katonah III, Ltd.	112	70	25	1,289,392	2,063,028
Katonah V, Ltd.	144	77	28	445,015	832,235
Katonah VII CLO Ltd.	194	156	32	1,623,192	2,018,585
Katonah VIII CLO Ltd.	223	181	32	1,593,122	1,962,796
Katonah IX CLO Ltd.	244	199	31	1,613,419	1,978,262
Katonah X CLO Ltd.	248	207	30	1,863,977	2,233,170
Katonah 2007-1 CLO Ltd.	208	172	30	1,494,042	1,806,748
Trimaran CLO IV, Ltd.	146	109	22	2,276,675	3,049,491
Trimaran CLO V, Ltd.	152	122	24	1,878,707	2,340,685
Trimaran CLO VI, Ltd.	173	136	25	1,673,140	2,128,333
Trimaran CLO VII, Ltd.	186	144	26	2,542,125	3,283,579

¹ All data from most recent Trustee reports as of March 31, 2012.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of March 31, 2012 were approximately $7.6 million, $1.2 million, and $6.4 million, respectively, and at December 31, 2011, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $6.7 million, $1.2 million, and $5.5 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

All CLO Funds managed by Asset Manager Affiliates are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to our Asset Manager Affiliates. With the exception of the Katonah III, Ltd. CLO Fund and the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Asset Manager Affiliates

Our Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist exclusively of credit instruments issued by corporations and do not invest in asset-backed securities secured by commercial mortgages, residential mortgages or other consumer borrowings. As of March 31, 2012, our Asset Manager Affiliates had approximately $3.4 billion of par value of assets under management on which they earn management fees, and were valued at approximately $75 million.

As a manager of the CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees as well as an expected one-time structuring fee from the CLO Funds for its management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which it has provided a first loss guaranty in connection with loan warehouse arrangements for its CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which its fee income exceeds its operating expenses.

The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The annual management fees our Asset Manager Affiliates receive have two components - a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

In future years, our Asset Manager Affiliates may receive accrued incentive fees from CLO Funds they manage provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

Subject to market conditions, we expect to continue to make investments in CLO Funds managed by our Asset Manager Affiliates, which we believe will provide us with a current cash investment return. We believe that these investments will provide our Asset Manager Affiliates with greater opportunities to access new sources of capital which will ultimately increase our Asset Manager Affiliates’ assets under management and resulting management fee income. We also expect to receive distributions of recurring fee income and, if debt markets stabilize and recover, to generate capital appreciation from our investment in the asset management business of our Asset Manager Affiliates.

The revenue that our Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses pursuant to an overhead allocation agreement with the Company associated with its operations, including compensation of its employees, may be distributed to Kohlberg Capital. Cash distributions of our Asset Manager Affiliates’ net income are recorded as dividends from an affiliate asset manager when declared. As with all other investments, the fair value for Asset Manager Affiliates is periodically determined. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. The Asset Manager Affiliates are classified as a Level III investment. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2012 (unaudited) and for the year ended December 31, 2011 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
2011 Activity:
Purchases / originations /draws	$81,815,921	$—	$3,218,151	$(194,027)	$84,840,045
Pay-downs / pay-offs / sales	(56,944,765)	(1,935,000)	(141,769)	—	(59,021,534)
Net accretion of interest	156,180	(628,034)	—	—	(471,854)
Net realized losses	(17,261,608)	(1,215,000)	—	—	(18,476,608)
Increase (decrease) in fair value	15,864,850	(2,840,966)	(1,724,319)	(484,973)	10,814,592

Fair Value at December 31, 2011	114,673,506	46,412,000	6,040,895	40,814,000	207,940,401
Year to Date 2012 Activity:
Purchases / originations /draws	42,340,682	12,000,000	—	39,083,682	93,424,364
Pay-downs / pay-offs / sales	(19,932,541)	—	—	—	(19,932,541)
Net accretion of interest	54,804	2,652,309	—	—	2,707,113
Net realized losses	302,734	—	—	—	302,734
Increase (decrease) in fair value	(1,082,695)	2,340,033	680,986	(5,303,682)	(3,365,358)

Fair Value at March 31, 2012	$136,356,490	$63,404,342	$6,721,881	$74,594,000	$281,076,713

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2012 and 2011.

Investment Income

Investment income for the three months ended March 31, 2012 and 2011 was approximately $7 million and $7 million, respectively. Of these amounts, approximately $3 million and $2 million was attributable to interest income on our loan and bond investments, respectively. For the three months ended March 31, 2012 and 2011, approximately $4 million and $3 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

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

Dividends from Asset Manager Affiliates

As of March 31, 2012, our investment in the Asset Manager Affiliates was valued at approximately $75 million. For the three months ended March 31, 2012 and 2011, our Asset Manager Affiliates had pre-tax net income before net capital losses of approximately $380,000 and $450,000, respectively. For the three months ended March 31, 2012, our Asset Manager Affiliates made distributions of net income of $825,000. For the three months ended March 31, 2011, our Asset Manager Affiliates made no distributions of net income. The distributions from our Asset Manager Affiliates in 2012 represent a portion of the expected net income for Asset Manager Affiliates for the year ended December 31, 2012.

Distributions of net income from our Asset Manager Affiliates are recorded as dividends from affiliate asset manager. The Company intends to distribute the accumulated undistributed net income of the Asset Manager Affiliates in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, the Asset Manager Affiliates’ net income is further reduced by approximately $4.5 million per annum for tax goodwill amortization resulting from the acquisition of Katonah Debt Advisors by us prior to our initial public offering and our recent acquisition of Trimaran Advisors. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

Expenses

Total expenses for the three months ended March 31, 2012 and 2011 were approximately $4 million and $2 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $1 million and $297,000, respectively, on average debt outstanding of $60 million and $36 million, respectively. Approximately $948,000 and $841,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the three months ended March 31, 2011, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the three months ended March 31, 2012 and 2011, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $326,000 and $313,000, respectively.

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

Professional fee expenses for the three months ended March 31, 2012 are higher by approximately $150,000, relative to the same prior year period primarily due to an increase in professional fees during the three months ended March 31, 2012 related to additional legal, accounting, and valuation costs connected to our acquisition of Trimaran Advisors.

Net Unrealized Appreciation on Investments

During the three months March 31, 2012, our total investments had a decrease in net unrealized appreciation of approximately $3 million. During the three months March 31, 2011, our total investments had an increase in net unrealized appreciation of approximately $6 million. For the three months ended March 31, 2012, our Asset Manager Affiliates had a decrease in net unrealized appreciation of approximately $5 million. For the three months ended March 31, 2011, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $840,000. For the three months ended March 31, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $2 million. For the three months ended March 31, 2011, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $6 million.

Net Increase (Decrease) in Stockholders’ Equity Resulting From Operations

For the three months ended March 31, 2012 the net change in stockholders’ equity resulting from operations was an approximate increase of $577,000, or $0.02 per share. The net change in stockholders’ equity resulting from operations for the three months ended March 31, 2011 was an approximate increase of $10 million, or $0.42 per share.

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

In addition to the traditional sources of available funds (issuance of new equity, debt or undrawn warehouse facility capacity, if available), we also have the ability to raise additional cash funds through the securitization of assets on our balance sheet through our wholly-owned Asset Manager Affiliates. Such a securitization would provide cash for new investments on our balance sheet as well as additional management fee income and potentially increased value (as a result of increased assets under management) for our Asset Manager Affiliates. No new securitizations by our Asset Manager Affiliates have closed since January 2008.

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

As of March 31, 2012 and December 31, 2011 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2012	December 31, 2011
	(unaudited)
Cash	$2,032,121	$2,555,259
Time Deposits	12,343	229,152
Money Market Accounts	9,746,435	31,622,134
Senior Secured Loan	71,084,971	45,259,328
Junior Secured Loan	46,674,884	47,300,172
Mezzanine Investment	11,588,115	11,588,115
Senior Subordinated Bond	6,608,520	10,125,891
CLO Fund Securities	63,404,342	48,438,317
Equity Securities	6,721,881	6,040,895
Preferred	400,000	400,000
Affiliate Asset Managers	74,594,000	40,814,000

Total	$292,867,612	$244,373,263

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of March 31, 2012, we had approximately $60 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 445%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

On February 24, 2012, we entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company (“KCAP Funding”), under which we may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is Libor + 350 and payable quarterly.

Advances under the Facility are used by us primarily to make additional investments. The Facility is secured by loans that it currently owns and a security interest in our right to receive certain management fees. Our borrowings under the Facility are effected through KCAP Funding.

As of March 31, 2012, there was no outstanding balance under the Facility and we are in compliance with all its debt covenants. As of March 31, 2012, we had restricted cash balances of approximately $98,000 which we maintained in accordance with the terms of the Facility. We believe that between unrestricted cash, availability of borrowings under the Facility and liquid investments, we have sufficient liquidity to fund operations and current payables for at least the next twelve months.

As of March 31, 2012, we had total outstanding indebtedness of $60 million at a fixed rate of interest of 8.75%. As of March 31, 2012, we had cash, time deposits, and money market accounts of approximately $12 million which will fund future investments and operational needs.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2012 and December 31, 2011, we had committed to make a total of approximately $2 million and $2 million, respectively, of investments in various revolving senior secured loans, of which approximately $80,000 had been funded as of March 31, 2012 and $0 had been funded as of December 31, 2011. As of March 31, 2012 and December 31, 2011, we had committed to make no investments in delayed draw senior secured loans.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the fiscal year ended December 31, 2011, as filed with the Commission.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of we securities own, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment. We determine the fair value of our investments in CLO Fund securities on an individual security-by-security basis.

Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Our investment in our Asset Manager Affiliates is classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2012, four issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2011, three issuers representing less than 1% of our total investments at fair value were on non-accrual status.

Dividend Income from CLO Fund Securities

We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies using the effective interest method based on anticipated yield and estimated cash flows as updated quarterly for changes in prepayments, re-investment, credit losses and other items that may impact distributions. Our CLO Fund junior class securities are subordinated to senior bond holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us. We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

Dividends from Asset Manager Affiliates

We record dividend income from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2012, approximately 79% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2012, we had $60 million of borrowings outstanding at a fixed rate of 8.75%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2012 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $800,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $600,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Class Actions against the Company and Certain Directors and Officers

The Company and certain directors and officers were named as defendants in three putative class actions pending in the Southern District of New York brought by stockholders of the Company and filed in December 2009 and January 2010. The complaints in these three actions alleged violations of Sections 10 and 20 of the Exchange Act based on the Company’s disclosures of its year-end 2008 and first- and second-quarter 2009 financial statements.  The federal court consolidated the three lawsuits and appointed a lead plaintiff under the Private Securities Litigation Reform Act on March 21, 2011, and lead plaintiff filed a consolidated amended complaint on May 11, 2011.  The Company moved to dismiss the consolidated amended complaint.  On July 28, 2011, the Court granted that motion and dismissed the consolidated amended complaint, giving the plaintiff until August 22, 2011 to file any further amended complaint. Lead plaintiff filed a second amended consolidated class action complaint on August 22, 2011, which defendants moved to dismiss. The Court dismissed that complaint with prejudice on October 7, 2011. Lead plaintiff did not appeal the dismissal of the case, which is now closed.

In addition, the Company and certain directors and officers were named as defendants in a derivative action filed on March 2, 2010 in the Supreme Court of New York, County of New York. The complaint in this action purported to state causes of action for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On October 20, 2010, the court dismissed the complaint, and found, among other things, that the plaintiff had not alleged that any of the Company’s directors “‘knowingly’ misrepresented or permitted others to misrepresent Company’s financial condition,” or that the directors were confronted with “red flags” sufficient to put them on notice of potential problems with Company’s investment valuations so as to excuse plaintiff’s requirement under Delaware law to make a demand on Company’s board before filing suit. On January 12, 2011, the court entered a final judgment dismissing the complaint.  While the plaintiff subsequently filed a notice of appeal, it did not timely perfect that appeal under the rules of the New York State Supreme Court, Appellate Division.

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

In connection with the investigation described above, on April 19, 2012, the SEC Staff issued a “Wells Notice” to Michael I. Wirth, the Company’s Chief Financial Officer, indicating that the SEC Staff is considering recommending that the SEC institute proceedings against Mr. Wirth alleging that Mr. Wirth violated certain provisions of the federal securities laws.  The Wells Notice does not constitute a determination that Mr. Wirth violated any law.  Under the process established by the SEC, Mr. Wirth will have the opportunity to make a Wells Submission before the SEC Staff makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. Mr. Wirth has informed the Company that he plans to make such a submission.

Neither the Company nor any other person employed by the Company has received a Wells Notice. The Company and the other officers involved in this matter, including Dayl W. Pearson, the Company’s Chief Executive Officer, are engaged in settlement negotiations in an effort to resolve the matter and believe that discussions to date with the SEC Staff will lead to a settlement. Any settlement remains subject to approval by the SEC.

The Company cannot at this time predict with certainty the outcome of the above matter, including whether a lawsuit will be filed, whether the SEC will approve any settlement or whether the SEC will ultimately determine to issue a Wells Notice to the Company or any other person involved in this matter. The Company does not anticipate that the Wells Notice referenced above or the terms of any settlement involving the Company and the other officers involved in the matter will have a material adverse impact on its business, financial condition or results of operations.

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

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2011 contains important risk factors that could cause our actual results to differ materially from our historical experience or our present expectations and projections. If any such risks (or any risks we face) occur, our business, financial condition and results of our operations could be materially adversely affected. In such case, the net asset value and trading price of our common stock could decline, and you may lose all or part of your investment. Other than as described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

The following disclosure replaces and supplements the corresponding risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011:

Risks Related to Our Business

We may incur losses as a result of “first loss” agreements into which we or our Asset Manager Affiliates may enter in connection with warehousing credit arrangements which we put in place prior to raising a CLO Fund and pursuant to which we agree to reimburse credit providers for a portion of losses (if any) on warehouse investments.

We and our Asset Manager Affiliates have in the past entered, and may in the future enter, into “first loss” agreements in connection with warehouse credit lines to be established by our Asset Manager Affiliates to fund the initial accumulation of loan investments for future CLO Funds that our Asset Manager Affiliates will manage. Such agreements (referred to as “first loss agreements” or “first loss obligations”) frequently relate to (i) losses as a result of individual loan investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or, (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line. As a result, we may incur losses if loans and debt obligations that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close.

Risks Related to Our Investments

Our portfolio investments for which there is no readily available market, including our investment in our Asset Manager Affiliates and our investments in CLO Funds, are recorded at fair value as determined in good faith by our Board of Directors. As a result, there is uncertainty as to the value of these investments.

Our investments consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. These valuations are initially prepared by our management and reviewed by our Valuation Committee, which uses its best judgment in arriving at the fair value of these securities. However, the Board of Directors retains ultimate authority to determine the appropriate valuation for each investment. From time to time, our Board of Directors has used the services of an independent valuation firm to aid it in determining fair value, including in the case of our investments in CLO Funds and in our Asset Manager Affiliates. Where applicable, an independent valuation firm provides third-party valuation consulting services, which typically consist of certain limited procedures that we identify and request an independent valuation firm to perform. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of March 31, 2012, our largest investment, our 100% equity interest in our Asset Manager Affiliates, equaled approximately 25% of the fair value of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC (as described further in “Item 1. Business — Certain United States Federal Income Tax Considerations” of our Annual Report on Form 10-K for the year ended December 31, 2011), we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. In accordance with our current policy, we do not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment). However, to the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

We may not receive all or a portion of the income we expect to continue to receive from our Asset Manager Affiliates.

We expect to receive distributions of recurring fee income, after the payment of its expenses, from the asset management activities of our Asset Manager Affiliates. However, the existing asset management agreements pursuant to which our Asset Manager Affiliates receive such fee income from the CLO Funds for which they serve as managers may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by our Asset Manager Affiliates of the indenture governing the applicable CLO Fund, breaches by our Asset Manager Affiliates of certain specified provisions of the indenture, material breaches of representations or warranties made by our Asset Manager Affiliates, bankruptcy or insolvency of our Asset Manager Affiliates, fraud or criminal activity on the part of our Asset Manager Affiliates or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions. Further, a significant portion of the asset management fees payable to our Asset Manager Affiliates under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated or the CLO Funds do not generate enough income or otherwise have insufficient residual cash flow due to diversion of cash as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements to pay the subordinated management fees, we will not receive the fee income that we expect to continue to receive from our Asset Manager Affiliates, which will reduce income available to make distributions to our stockholders. At March 31, 2012, our Asset Manager Affiliates were receiving all (senior and subordinate) management fees payable by the CLO Funds managed by them.

The fair value of our Asset Manager Affiliates may be negatively affected by the costs associated with preparing any separate financial statements of our Asset Manager Affiliates that are required by Rule 3-09 of Regulation S-X or any separate summarized financial information of our Asset Manager Affiliates that is required by Rules 10-01, 4-08(g) and 1-02(bb) of Regulation S-X, which could adversely affect our business and financial condition, including the financial condition of our Asset Manager Affiliates and our net asset value, as well as the trading price of our common stock.

Because the fair value of our Asset Manager Affiliates is based on the cash flows of our Asset Manager Affiliates available for distribution to the Company, the costs associated with the evaluation of the requirements of Rule 3-09 of Regulation S-X in respect of separate financial statements of our Asset Manager Affiliates, the preparation of any required separate financial statements or separate summarized financial information of our Asset Manager Affiliates in accordance with Rules 3-09, 10-01, 4-08(g) and 1-02(bb) of Regulation S-X, and any additional audit or review work required to be performed by our independent registered public accountants in respect of any such separate financial statements or separate summarized financial information may reduce the fair value of our Asset Manager Affiliates as reflected on the Company’s financial statements, which could result in a reduction to our net asset value. Any such reduction in the fair value of our Asset Manager Affiliates could adversely affect our business and financial condition and could result in a decline in the trading price of our common stock.

We may not receive any return on our investment in the CLO Funds in which we have invested and we may be unable to raise additional CLO Funds.

As of March 31, 2012, we had $58 million at fair value invested in the subordinated securities or preferred shares issued by CLO Funds managed by our Asset Manager Affiliates and certain other third party asset managers. Subject to market conditions, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by our Asset Manager Affiliates and/or third party managers. These subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, we may not be able to continue to complete new CLO Funds due to prevailing CLO market conditions or other factors.

Risks Related to Our Operation as a BDC

Changes in the laws or regulations governing our business and the business of our Asset Manager Affiliates, or changes in the interpretations thereof, and any failure by us or our Asset Manager Affiliates to comply with these laws or regulations, could negatively affect the profitability of our operations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, registered investment advisers (such as our Asset Manager Affiliates), RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. In addition, as registered investment advisers, the Asset Manager Affiliates are subject to new and existing regulations, regulatory risks, costs and expenses associated with operating as registered investment advisers that may limit their ability to operate, structure or expand their businesses in the future. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

If we do not invest a sufficient portion of our assets in “qualifying assets,” or comply with certain exemptive relief granted by the SEC, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” for purposes of the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” See “Item 1. Business — Regulation” of our Annual Report on Form 10-K for the year ended December 31, 2011.

We believe that most of the senior loans and mezzanine investments that we acquire constitute “qualifying assets.” However, investments in the equity securities of CLO Funds generally do not constitute “qualifying assets,” and we may invest in other assets that are not “qualifying assets.” If we do not invest a sufficient portion of our assets in “qualifying assets,” we may be precluded from investing in what we believe are attractive investments or could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. These restrictions could also prevent us from making investments in the equity securities of CLO Funds, which could limit our Asset Manager Affiliates’ ability to organize new CLO Funds. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

In addition, we have received certain exemptive relief from the SEC relating to our status as a BDC and our ability to own securities issued by or any other interest in the business of a person who is a registered investment company. The conditions of such exemptive relief may limit our ability or the ability of our Asset Manager Affiliates, each a registered investment adviser, to operate, structure or expand their businesses in the future.

If we are unable to qualify as a RIC under Subchapter M of the Code, we will generally be subject to corporate-level U.S. federal income tax, which will adversely affect our results of operations and financial condition.

Provided we qualify as a RIC, we will generally not be subject to corporate-level U.S. federal income taxes on income distributed to our stockholders as dividends in accordance with the timing requirements of the Code. We generally will not continue to qualify for pass-through tax treatment as a RIC, and thus will be subject to corporate-level U.S. federal income taxes, if we are unable to comply with the source-of-income, asset diversification and distribution requirements contained in the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. Failure to meet the requirements for tax treatment as a RIC would subject us to taxes, which would reduce the return on your investment. As such, our failure to qualify for tax treatment as a RIC would have a material adverse effect on us, the NAV of our common stock and the total return obtainable from your investment in our common stock. We may, from time to time, organize and conduct the business of our wholly-owned portfolio companies, our Asset Manager Affiliates, through additional direct or indirect wholly-owned subsidiaries which may, in some cases, be taxable as corporations. For additional information see “Item 1. Business — Regulation” and “Item 1. Business — Certain United States Federal Income Tax Considerations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohlberg Capital Corporation

Date: May 10, 2012	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By	/s/ Michael I. Wirth
Michael I. Wirth
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

* * * * *

Table of Contents

Exhibit Index

Exhibit Number	Description of Document

2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation, Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom and Dean C. Kehler.(1)

2.2	Escrow Agreement, dated February 29. 2012, by and among Commodore Holdings, L.L.C., Trimaran Fund Management, L.L.C., HBK Caravelle, L.L.C. and The Bank of New York Mellon, as escrow agent.(2)

3.1	Bylaws of Kohlberg Capital Corporation, as amended and restated effective February 29, 2012.(3)

10.1	Note Purchase Agreement, dated as of February 24, 2012, by and among Kohlberg Capital Corporation, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding.(4)

10.2	Collateral Administration Agreement, dated as of February 24, 2012, by and among Kohlberg Capital Corporation, KCAP Funding, Credit Suisse AG, Cayman Islands Branch, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent.(5)

10.3*	Employment Agreement, dated February 29, 2012, by and among, Jay R. Bloom and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), Kohlberg Capital Corporation.(6)

10.4*	Employment Agreement, dated February 29, 2012,by and among, Dean C. Kehler and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), Kohlberg Capital Corporation.(7)

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Submitted herewith.

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(4)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(5)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(6)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(7)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).

