Form 10-Q
period 2012-06-30
KCAP Financial, Inc.
filed 2012-08-08
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 814-00735

KCAP Financial, Inc.

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

The number of outstanding shares of common stock of the registrant as of August 7, 2012 was 26,681,081.

KCAP FINANCIAL, INC.

BALANCE SHEETS

	As of June 30, 2012	As of December 31, 2011
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2012 - $17,098; 2011 - $229,152)	$17,098	$229,152
Money market account (cost: 2012 - $10,790,686; 2011 - $31,622,134)	10,790,686	31,622,134
Debt securities (cost: 2012 - $167,900,019; 2011 - $134,311,238)	143,264,021	114,673,506
CLO Fund securities managed by non-affiliates (cost: 2012 - $12,696,312; 2011 - $12,756,449)	2,984,620	3,110,367
CLO Fund securities managed by affiliates (cost: 2012 - $66,711,252; 2011 - $53,772,033)	60,898,895	45,327,950
Equity securities (cost: 2012 - $16,559,610; 2011 - $16,559,610)	7,719,242	6,040,895
Asset manager affiliates (cost: 2012 - $83,419,910; 2011 - $44,338,301)	72,896,000	40,814,000
Total Investments at fair value (cost: 2012 - $358,094,887; 2011 - $293,588,917)	298,570,562	241,818,004
Cash	1,617,867	2,555,259
Restricted cash	815,478	—
Interest receivable	897,319	522,578
Accounts receivable	2,004,321	859,156
Due from affiliates	391	3,517
Other assets	2,339,824	2,375,147

Total assets	$306,245,762	$248,133,661

LIABILITIES
Borrowings	$21,500,000	$—
Convertible Senior Notes	60,000,000	60,000,000
Payable for open trades	17,225,319	—
Accounts payable and accrued expenses	3,360,134	3,527,682
Dividend payable	—	4,080,037

Total liabilities	$102,085,453	$67,607,719

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 26,664,132 and 22,992,211 common shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	$263,079	$226,648
Capital in excess of par value	310,713,834	284,571,466
Accumulated undistributed net investment income	5,726,464	821,904
Accumulated net realized losses	(52,497,979)	(52,802,400)
Net unrealized depreciation on investments	(60,045,089)	(52,291,676)

Total stockholders' equity	$204,160,309	$180,525,942

Total liabilities and stockholders' equity	$306,245,762	$248,133,661

NET ASSET VALUE PER COMMON SHARE	$7.66	$7.85

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Investment Income:
Interest from investments in debt securities	$2,671,291	$2,054,042	$5,172,904	$4,022,948
Interest from cash and time deposits	845	7,748	3,408	13,585
Dividends from investments in CLO Fund securities managed by non-affiliates	458,538	499,919	877,703	989,299
Dividends from investments in CLO Fund securities managed by affiliates	5,028,886	2,811,583	8,642,525	5,667,738
Dividends from affiliate asset managers	1,200,000	650,000	2,025,000	650,000
Capital structuring service fees	122,044	28,260	161,605	29,508
Other Income	—	—	—	2,000,000

Total investment income	9,481,604	6,051,552	16,883,145	13,373,078

Expenses:
Interest and amortization of debt issuance costs	1,646,352	1,429,770	3,088,638	1,727,230
Compensation	1,073,975	1,335,127	2,021,710	2,176,569
Professional fees	245,671	295,127	1,162,331	1,065,092
Insurance	142,676	115,658	272,280	233,235
Administrative and other	369,109	217,624	695,085	530,239

Total expenses	3,477,783	3,393,306	7,240,044	5,732,365

Net Investment Income	6,003,821	2,658,246	9,643,101	7,640,713
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	1,688	(11,933,091)	304,421	(13,759,815)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(3,915,572)	11,048,858	(4,998,267)	13,718,113
Equity securities	997,361	(667,933)	1,678,347	(684,918)
CLO Fund securities managed by affiliates	264,851	(1,141,503)	2,631,727	514,755
CLO Fund securities managed by non-affiliates	(38,767)	893,915	(65,611)	2,192,401
Affiliate asset manager investments	(1,695,927)	15,338	(6,999,609)	857,213

Net realized and unrealized gains (losses) on investments	(4,386,366)	(1,784,416)	(7,448,992)	2,837,749

Net Increase In Net Assets Resulting From Operations	$1,617,455	$873,830	$2,194,109	$10,478,462

Net Increase In Net Assets Resulting from Operations per Common Share:
Basic:	$0.06	$0.04	$0.09	$0.46
Diluted:	$0.06	$0.04	$0.09	$0.46
Net Investment Income Per Common Share:
Basic:	$0.23	$0.12	$0.38	$0.33
Diluted:	$0.23	$0.12	$0.38	$0.33

Weighted Average Shares of Common Stock Outstanding—Basic	26,633,122	22,827,652	25,451,974	22,809,547
Weighted Average Shares of Common Stock Outstanding—Diluted	26,633,122	22,827,652	25,451,974	22,823,404

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30,
	2012	2011

Operations:
Net investment income	$9,643,101	$7,640,713
Net realized gains (losses) from investment transactions	304,421	(13,759,815)
Net change in unrealized appreciation (depreciation) on investments	(7,753,413)	16,597,564

Net increase (decrease) in net assets resulting from operations	2,194,109	10,478,462

Stockholder distributions:
Dividends from net investment income to common stockholders	(4,731,232)	(3,819,771)
Dividends in excess of net investment income to restricted stockholders	(7,308)	—

Net decrease in net assets resulting from stockholder distributions	(4,738,540)	(3,819,771)

Capital transactions:
Issuance of common stock for:
Acquisition of affiliate asset manager	25,560,000	—
Issuance of common stock under dividend reinvestment plan	280,095	548,767
Vesting of restricted stock	501	20
Stock-based compensation	338,202	458,773

Net increase in net assets resulting from capital transactions	26,178,798	1,007,560

Net assets at beginning of period	180,525,942	186,925,667

Net assets at end of period (including undistributed net investment income of $5,726,464 in 2012 and $4,639,604 in 2011)	$204,160,309	$194,591,918

Net asset value per common share	$7.66	$8.52
Common shares outstanding at end of period	26,664,132	22,841,172

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$2,194,109	$10,478,463
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operations:
Net realized (gains) losses on investment transactions	(304,421)	13,759,814
Net change in unrealized (appreciation) depreciation on investments	7,753,413	(16,355,806)
Net accretion of interest	(1,005,102)	(68,085)
Amortization of debt issuance cost	—	22,908
Amortization of convertible notes offering cost	283,105	139,345
Purchases of investments	(69,597,548)	(87,354,521)
Capital contribution from (to) affiliate asset manager	(521,609)	149,214
Payment-in-kind interest income	(96,908)	(336,016)
Proceeds from sale and redemption of investments	49,804,938	37,821,302
Stock-based compensation expense	338,202	458,773
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(374,740)	(344,703)
(Increase) decrease in accounts receivable	(1,145,165)	79,462
(Increase) decrease in other assets	(247,782)	133,182
Decrease in due from affiliates	3,126	—
Increase in due to affiliates	—	—
Increase (decrease) in accounts payable and accrued expenses	(167,548)	835,035

Net cash provided by operating activities	(13,083,930)	(40,581,633)

FINANCING ACTIVITIES:
Dividends paid in cash	(8,537,984)	(7,083,655)
Proceeds from issuance of debt	22,500,000	—
Cash paid on repayment of debt	(1,000,000)	(86,746,582)
Convertible senior notes offering costs	—	(2,370,144)
Issuance of Convertible Senior Notes	—	60,000,000
(Increase) Decrease in restricted cash	(815,478)	67,023,170

Net cash provided by (used in) financing activities	12,146,538	30,822,789

CHANGE IN CASH	(937,392)	(9,758,844)
CASH, BEGINNING OF PERIOD	2,555,259	10,175,488

CASH, END OF PERIOD	$1,617,867	$416,644

Supplemental Information:
Interest paid during the period	$2,781,731	$252,335
Dividends paid during the period under the dividend reinvestment plan	$280,596	$548,787
Issuance of common stock in connection with acquisition of affiliate asset manager	$25,560,000	$—

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of June 30, 2012

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — 10.5% Cash, Due 6/19	$3,000,000	$2,925,037	$2,925,000

Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,955,000	2,969,402	2,678,707

Allison Transmission, Inc.[12] Automobile	Senior Secured Loan — Term B-2 Loan 3.8% Cash, Due 8/17	1,990,000	1,978,081	1,965,433

Aramark Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.5% Cash, Due 7/16	61,707	61,561	61,360

Aramark Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.7% Cash, Due 7/16	938,293	936,072	933,015

Atlantic Broadband Finance, LLC[12] Broadcasting and Entertainment	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 4/19	2,000,000	1,990,310	2,008,320

Avis Budget Car Rental, LLC[12] Personal Transportation	Senior Secured Loan — Tranche C Term Loan 4.3% Cash, Due 3/19	1,995,000	2,025,078	1,990,511

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,355,173	1,217,438	49,125

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,438,962	1,422,517	494,046

Berry Plastics Holding Corporation[12] Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	1,989,501	1,952,878	1,923,599

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Bicent Power LLC[8] Utilities	Junior Secured Loan — Advance (Second Lien) 9.3% Cash, Due 12/14	$3,967,474	$3,967,474	$61,496

Blue Coat Systems, Inc. Electronics	Junior Secured Loan — Loan (Second Lien) 11.5% Cash, Due 8/18	2,250,000	2,283,750	2,283,750

Burger King Corporation[12] Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	1,947,389	1,943,962	1,942,764

Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	849,548	849,548	847,531

Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	652,924	652,924	652,924

Catalina Marketing Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,668,829	1,610,174

Chrysler Group LLC[12] Automobile	Senior Secured Loan — Tranche B Term Loan 6.0% Cash, Due 5/17	1,989,950	1,989,950	2,007,362

CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.2% Cash, Due 1/15	2,000,000	1,985,906	1,505,200

Del Monte Foods Company[12] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	1,927,154	1,905,270	1,903,073

Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	949,123	951,077	937,263

eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	3,985,000

ELO Touch Solutions, Inc.[12] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	2,000,000	1,920,000	1,945,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
First Data Corporation[12] Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	$2,000,000	$1,788,204	$1,840,130

Fram Group Holdings Inc./Prestone Holdings Inc.[12] Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	994,987	1,002,250	961,407

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/201610.1% Cash, Due 12/16	1,036,000	1,038,255	1,090,390

Getty Images, Inc.[12] Printing and Publishing	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 11/16	1,980,449	2,005,205	1,987,866

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	40,857

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	87,583

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Gymboree Corporation., The[12] Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,467,299	1,393,383	1,392,298

HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,934,081	4,131,500

Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	5,000,000	4,930,051	4,901,500

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,741,400

International Architectural Products, Inc.[8] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 8.8% Cash, Due 5/15	525,678	499,114	273,352

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	$4,350,315	$4,350,315	$4,350,315

KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.2% Cash, Due 12/14	5,000,000	5,000,000	3,431,250

Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	11,250,597	10,950,636	11,588,115

LBREP/L-Suncal Master I LLC[8] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,401,921	3,401,921	359,923

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	508,384	463,380	508,384

Lord & Taylor Holdings LLC (LT Propco LLC)[12] Retail Stores	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/19	1,300,208	1,306,498	1,302,783

Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	4,570,471	4,557,714	4,570,471

Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,912,243	5,000,000

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[12] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,920,993	1,924,416	1,924,989

Neiman Marcus Group Inc., The[12] Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,984,570	1,981,380

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Junior Secured Loan — Senior Subordinated Second Lien PIK Notes , 13.0% PIK, Due 4/14	$1,587,800	$1,587,800	$1,587,800

Perseus Holding Corp. Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock , 14.0% PIK, Due 4/14	400,000	400,000	395,720

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
PetCo Animal Supplies, Inc.[12] Retail Stores	Senior Secured Loan — New Loan 4.5% Cash, Due 11/17	2,000,000	2,000,000	1,988,500

Pinnacle Foods Finance LLC[12] Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	1,134,339	1,132,921	1,125,128

Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, , Due 11/17	7,000,000	6,913,503	7,108,500

TPF Generation Holdings, LLC[12] Utilities	Senior Secured Loan — Synthetic LC Deposit (First Lien) 2.7% Cash, Due 12/13	169,532	169,148	168,896

Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L)[3] Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, Due 8/17	1,979,899	1,830,002	1,859,878

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[12] Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,343,216	1,337,638	1,316,016

TriZetto Group, Inc. (TZ Merger Sub, Inc.) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	626,593	602,873	613,904

TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.7% Cash, Due 10/14	3,040,242	2,989,272	2,582,382

TWCC Holding Corp.[12] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 4.3% Cash, Due 2/17	1,966,350	1,980,375	1,967,992

Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	5,500,000	5,500,000	5,500,000

Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	$2,969,849	$2,969,849	$2,921,248

US Foods, Inc. (aka U.S. Foodservice, Inc.)[12] Personal, Food and Miscellaneous Services	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 3/17	1,989,529	1,938,046	1,909,948

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Vertafore, Inc.[12] Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,243,691	1,238,640	1,239,804

Vertafore, Inc. Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	736,221	717,683	733,920

Warner Chilcott Company, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, Due 3/18	452,560	453,538	451,182

Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, Due 3/18	905,120	907,077	902,364

WC Luxco S.A.R.L. (Warner Chilcott)[3] Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, Due 3/18	622,270	623,615	620,375

Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	2,590,244	2,585,098	2,596,512

Wholesome Sweeteners, Inc. Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 12.0% Cash, 2.0% PIK, Due 10/17	6,583,333	6,536,072	6,583,333

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Subordinated Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	8,000,000	7,920,000	7,920,000

WM. Bolthouse Farms, Inc.[12] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, Due 2/16	1,953,675	1,963,443	1,964,058

Total Investment in Debt Securities
(70% of net asset value at fair value)		$170,015,175	$167,900,019	$143,264,021

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	187,593

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	3,287,250

International Architectural Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	1,000

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	88,005

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	549,542

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Plumbing Holdings Corporation Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	15.5%	$2,716,618	$3,102,238

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6] Printing and Publishing	Common	1.3%	359,765	498,614

Total Investment in Equity Securities
(4% of net asset value at fair value)			$16,559,610	$7,719,242

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10]	Subordinated Securities	22.2%	$4,899,382	$2,982,620
Katonah III, Ltd.[3,10,11]	Preferred Shares	23.1%	4,476,930	1,000
Katonah V, Ltd.[3,10,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7,10]	Subordinated Securities	16.4%	4,578,293	2,291,282
Katonah VIII CLO Ltd[3,7,10]	Subordinated Securities	10.3%	3,452,605	2,104,917
Katonah IX CLO Ltd[3,7,10]	Preferred Shares	6.9%	2,073,387	1,524,070
Katonah X CLO Ltd [3,7,10]	Subordinated Securities	33.3%	11,891,547	9,117,423
Katonah 2007-I CLO Ltd.[3,7,10]	Preferred Shares	100.0%	31,053,938	26,703,361
Trimaran CLO IV, Ltd.[3,7,10]	Preferred Shares	18.9%	3,607,100	3,222,196
Trimaran CLO V, Ltd.[3,7,10]	Subordinate Notes	20.8%	2,753,500	2,799,198
Trimaran CLO VI, Ltd.[3,7,10]	Income Notes	16.2%	2,911,700	2,744,720
Trimaran CLO VII, Ltd.[3,7,10]	Income Notes	10.5%	3,158,700	3,071,728

Total Investment in CLO Equity Securities			$78,177,082	$56,563,515

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7,10]	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	5.2%	$1,230,482	$7,320,000

Total Investment in CLO Rated-Note			$1,230,482	$7,320,000

Total Investment in CLO Fund Securities
(31% of net asset value at fair value)			$79,407,564	$63,883,515

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates (Katonah Debt Advisors and Trimaran Advisors)	Asset Management Company	100.0%	$83,419,910	$72,896,000

Total Investment in Asset Manager Affiliates
(36% of net asset value at fair value)			$83,419,910	$72,896,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.0%	$17,098	$17,098
JP Morgan Business Money Market Account[9]	Money Market Account	0.2%	203,910	203,910
US Bank Money Market Account	Money Market Account	0.4%	10,586,776	10,586,776

Total Investment in Time Deposit and Money Market Accounts
(5% of net asset value at fair value)			$10,807,784	$10,807,784

Total Investments[5]
(146% of net asset value at fair value)			$358,094,887	$298,570,562

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. The Company’s variable rate loans may contain interest rate floors and its variable and fixed rate loans may include payment-in-kind (“PIK”) interest. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2012.

[2]	Reflects the fair market value of all existing investments as of June 30, 2012, as determined by the Company’s board of directors (the “Board of Directors”).

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

[5]	The aggregate cost of investments for federal income tax purposes is approximately $358 million. The aggregate gross unrealized appreciation is approximately $10 million, the aggregate gross unrealized depreciation is approximately $70 million and the net unrealized depreciation is approximately $60 million.

[6]	Non-income producing.

[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).

[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.

[10]	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

[11]	As of June 30, 2012, this CLO Fund security was not providing a dividend distribution.

[12]	Pledged as collateral for the secured revolving credit facility with Credit Suisse AG (see Note 6 to the financial statements).

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of December 31, 2011

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan .5% Cash, Due 6/13	$-	$-	$-

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	4,997,622	4,965,000

Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,970,000	2,986,151	2,776,950

Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 4/14	2,974,338	2,993,092	2,983,648

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.4% Cash, 7.0% PIK, Due 8/15	1,291,447	1,217,438	39,822

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,442,478	1,434,611	331,777

Bicent Power LLC Utilities	Junior Secured Loan — Advance (Second Lien) 4.6% Cash, Due 12/14	4,000,000	4,000,000	137,500

Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	2,872,500	2,872,500	2,827,359

Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	684,774	684,774	684,774

CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 1/15	2,000,000	1,983,174	1,552,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]

Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	$2,985,000	$2,991,687	$2,843,212

eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	9,489,000

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3% Cash, Due 12/16	3,000,000	3,007,007	3,135,000

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	91,142

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	195,377

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000

HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.8% Cash, Due 10/14	5,000,000	4,919,522	3,753,000

Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 2/15	5,000,000	4,916,872	5,000,000

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,724,300

International Architectural Products, Inc.[8] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, Due 5/15	530,803	504,240	437,913

Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,889,912	4,889,912	4,889,912

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]

Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	11,250,597	10,931,428	11,588,115

KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	$5,000,000	5,000,000	3,250,000

LBREP/L-Suncal Master I LLC[8] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,401,921	3,401,921	359,923

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	492,944	463,380	253,817

Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	5,049,291	5,030,584	5,043,232

Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,903,929	5,000,000

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,925,767	1,870,004	1,910,120

Neiman Marcus Group Inc., The Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,885,086	1,932,500

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes , 13.0% PIK, Due 4/14	1,490,892	1,490,892	1,490,892

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock , 14.0% PIK	400,000	400,000	400,000

Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	7,000,000	6,905,447	7,000,000

Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L)[3] Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, Due 8/17	1,989,950	1,824,534	1,728,779

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]

TriZetto Group, Inc. (TZ Merger Sub, Inc.) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,979,757	1,898,410	1,950,554

TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5% Cash, Due 10/14	$3,040,242	2,978,384	2,626,161

Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	5,500,000	5,500,000	5,500,000

Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,984,925	2,984,925	2,886,049

Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Electronics	Senior Secured Loan — Term B-1 Loan (First Lien) 4.5% Cash, Due 11/16	1,989,975	1,992,299	1,988,482

Vertafore, Inc. Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,989,956	1,933,723	1,952,147

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	416,737	416,737	416,737

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	3,957,614	3,957,614	3,957,614

Warner Chilcott Company, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, Due 3/18	454,851	455,921	449,450

Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, Due 3/18	909,703	911,841	898,900

WC Luxco S.A.R.L. (Warner Chilcott)[3] Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, Due 3/18	625,421	626,891	617,994

Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	2,590,244	2,584,560	2,599,154

Total Investment in Debt Securities
(56% of net asset value at fair value)		$136,034,039	$134,311,238	$114,673,506

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]

Aerostructures Holdings L.P.[6] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,005

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	442,319

FP WRCA Coinvestment Fund VII, Ltd.[3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	$1,500,000	2,339,700

International Architectural Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	1,000

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	193,120

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	-

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	1550.0%	2,716,618	2,270,821

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6]	Common	1.3%	359,765	538,969

Total Investment in Equity Securities
(3% of net asset value at fair value)			$16,559,610	$6,040,895

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10]	Subordinated Securities	22.2%	$4,893,552	$3,042,400
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	4,476,930	1,000
Katonah V, Ltd.[3,10,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7,10]	Subordinated Securities	16.4%	4,614,123	2,358,700
Katonah VIII CLO Ltd[3,7,10]	Subordinated Securities	10.3%	3,450,583	1,888,700
Katonah IX CLO Ltd[3,7,10]	Preferred Shares	6.9%	2,060,697	1,336,800
Katonah X CLO Ltd [3,7,10]	Subordinated Securities	33.3%	11,840,297	8,645,600
Katonah 2007-I CLO Ltd.[3,7,10]	Preferred Shares	100.0%	30,659,688	24,488,400

Total Investment in CLO Equity Securities			$65,315,870	$41,762,600

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7,10]	Class B-2L Notes Par Value of $10,500,000 100.0%, Due 4/22	100.0%	$1,212,612	$6,675,717

Total Investment in CLO Rated-Note			$1,212,612	$6,675,717

Total Investment in CLO Fund Securities
(24% of net asset value at fair value)			$66,528,482	$48,438,317

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates (Katonah Debt Advisors and Trimaran Advisors)	Asset Management Company	100.0%	$44,338,301	$40,814,000

Total Investment in Asset Manager Affiliates (20% of net asset value at fair value)			$44,338,301	$40,814,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.0%	$229,152	$229,152

JP Morgan Business Money Market Account[9]	Money Market Account	0.2%	164,573	164,573

US Bank Money Market Account	Money Market Account	0.4%	31,457,561	31,457,561

Total Investment in Time Deposit and Money Market Accounts (16% of net asset value at fair value)			$31,851,286	$31,851,286

Total Investments[5] (118% of net asset value at fair value)			$293,588,917	$241,818,004

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. The Company’s variable rate loans may contain interest rate floors and its variable and fixed rate loans may include payment-in-kind (“PIK”) interest. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2011.

[2]	Reflects the fair market value of all existing investments as of December 31, 2011, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

[5]	The aggregate cost of investments for federal income tax purposes is approximately $294 million. The aggregate gross unrealized appreciation is approximately $8 million, the aggregate gross unrealized depreciation is approximately $59 million, and the net unrealized depreciation is approximately $51 million.

[6]	Non-income producing.

[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate.

[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.

[10]	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.

[11]	As of December 31, 2011, this CLO Fund Security was not providing a dividend distribution.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2012	2011

Per Share Data:
Net asset value, at beginning of period	$7.85	$8.21
Net income (loss)
Net investment income[1]	0.38	0.33
Net realized losses[1]	0.01	(0.60)
Net change in unrealized appreciation/depreciation on investments[1]	(0.43)	0.70
Net income (loss)	(0.04)	0.43
Net decrease in net assets resulting from distributions
From net investment income	(0.18)	(0.17)
Net decrease in net assets resulting from distributions	(0.18)	(0.17)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including dividend reinvestment plan)	-	-
Issuance of common stock under dividend reinvestment plan	0.01	0.03
Stock based compensation expense	0.02	0.02
Net increase in net assets relating to stock-based transactions	0.03	0.05

Net asset value, end of period	$7.66	$8.52
Total net asset value return[2]	(0.2)%	5.8%

Ratio/Supplemental Data:
Per share market value at beginning of period	$6.31	$6.97
Per share market value at end of period	$7.26	$7.95
Total market return[3]	17.9%	16.5%
Shares outstanding at end of period	26,664,132	22,841,172
Net assets at end of period	$204,160,309	$194,591,919
Portfolio turnover rate[4]	10.9%	13.0%
Average debt outstanding	$67,604,396	$47,848,320
Asset coverage ratio	351%	424%
Ratio of net investment income to average net assets[5]	9.7%	7.6%
Ratio of total expenses to average net assets[5]	7.3%	5.7%
Ratio of interest expense to average net assets[5]	3.1%	1.7%
Ratio of non-interest expenses to average net assets[5]	4.2%	4.0%

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

[5] Annualized

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

KCAP Financial, Inc. (“KCAP Financial” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures, and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies.

Katonah Debt Advisors, L.L.C., a registered investment adviser, and its asset manager affiliates (collectively, “Katonah Debt Advisors”) is a wholly-owned portfolio company of the Company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors that had approximately $1.4 billion of assets under management, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of June 30, 2012, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.3 billion of par value assets under management.

The Company also expects to receive distributions of recurring fee income and to generate capital appreciation from its investments in the asset management businesses of the Asset Manager Affiliates

The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses, if any. As a RIC, the Company generally will not have to pay corporate-level taxes on any income that it distributes in a timely manner to its stockholders.

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

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (the Asset Manager Affiliates are currently the only companies in which the Company has a controlling interest). Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” Although the Company cannot consolidate portfolio company investments, the adoption of this new guidance affected the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate their managed CLO Funds that are deemed to be variable interest entities (“VIEs”) and for which the Asset Manager Affiliates are considered to be the primary beneficiaries. As a result of the consolidation of these CLOs into the Asset Manager Affiliates, each Asset Manager Affiliates qualifies as a “significant subsidiary” and, as a result, the Company is required to include additional disclosures regarding the Asset Manager Affiliates in its SEC filings. The additional disclosure is included in Note 5 - Asset Manager Affiliates below.

The Asset Manager Affiliates are valued and presented on a combined basis as they are all asset managers for CLO Funds, economically linked, under common control, dependent on one another for shared resources and represent unconsolidated subsidiaries of the Company.

Beginning in the first quarter of 2012, the Company began recogning dividend income from its CLO Fund securities based on effective interest, which is determined by using anticipated yield and estimated cash flows as updated quarterly for changes in prepayments, re-investment, credit losses and other items that may impact distributions. Previous cash distributions were previously recognized as dividends based on recent historical distributions and CLO Fund performance and accrued as a dividend receivable. Current accruals are now accrued as an adjustment to the cost basis of the CLO Fund securities. The Company then adjusted such accruals on a quarterly basis to reflect actual distributions. The Company’s financial statements contain reclassifications of prior period amounts to conform with such presentation; the effect of such reclassifications had no impact on the net increase in net assets resulting from operations, total assets or net assets.

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

In May 2011, the FASB issued additional guidance that clarifies and requires new disclosures about fair value measurements. Information about valuation techniques and unobservable inputs used in Level III fair value measurements and a narrative description of the sensitivity of Level III measurements to changes in unobservable inputs were adopted by the Company in the first quarter of 2012. Note 4 - Investments below reflects the amended disclosure requirements. Since this new guidance only amends the disclosures requirements, it did not impact our balance sheet, statements of operations, or cash flow statement.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

Beginning with the period ended June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter the independent valuation firm will perform third party valuations on the Company’s investments in illiquid securities such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

In 2011 and 2010, the Company engaged an independent valuation firm to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine the fair value of its CLO Fund investments, in the absence of Level I or Level II trading activity or observable market inputs.  The independent valuation firm concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a discounted cash flow model in connection with determining the fair value of its CLO Fund investments and that the inputs were being employed correctly.

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

The Company’s valuation methodology and procedures are as follows:

1)	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include whether the quote is from a transaction or is a broker quote, the date and aging of such quote, whether the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by management within the framework of Fair Value Measurements and Disclosures.

2)	If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Company’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

3)	Preliminary valuation conclusions are discussed and documented by management.

4)	Illiquid loans, junior and mezzanine securities, equity investments, CLO Fund securities and the investment in the Asset Manager Affiliates may be selected for review by an independent valuation firm, which is engaged by the Company’s Board of Directors. Such independent valuation firm reviews management’s preliminary valuations and makes their own independent valuation assessment.

5)	The Valuation Committee of the Board of Directors reviews the portfolio valuations, as well as the input and report of such independent valuation firm, as applicable.

6)	Upon approval of the investment valuations by the Valuation Committee of the Board of Directors, the Audit Committee of the Board of Directors reviews the results for inclusion in the Company’s quarterly and annual financial statements, as applicable.

7)	The Board of Directors discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon any applicable independent pricing service, input of management, estimates from independent valuation firms (if any) and the recommendations of the Valuation Committee of the Board of Directors.

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

Loans and Debt Securities. To the extent that the Company’s investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, many of the Company’s investments are illiquid investments with little or no trading activity. Further, the Company has been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments the Company owns. As a result, for most of its assets, the Company determines fair value using alternative methodologies using available market data, as adjusted, to reflect the types of assets the Company owns, their structure, qualitative and credit attributes and other asset specific characteristics.

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

The significant inputs used to determine the fair value of equity and equity-related securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity and equity related securities are classified as Level III, as described in Note 4 – Investments below, when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies are applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Asset Manager Affiliates. The Company’s investments in the Asset Manager Affiliates are carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. The Asset Manager Affiliates are classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

CLO Fund Securities.  The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies (collectively, “CLO Fund securities”).

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on a security-by-security basis.

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

For rated note tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Cash. The Company defines cash as demand deposits. The Company places its cash with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Restricted Cash.  Restricted cash consisted of cash held in an operating account pursuant to the Company’s secured credit facility agreement with Credit Suisse AG.

Time Deposits and Money Market Accounts.  Time deposits primarily represent investments of cash held in non-demand deposit accounts.  Money market accounts primarily represent short term interest-bearing deposit accounts including an account that contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2012, four issuers representing less than 1% of total investments at fair value were considered in default and on non-accrual.

Dividends from Asset Manager Affiliates. The Company records dividend income from the Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

Dividend Income from CLO Fund Securities.  The Company generates dividend income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies using the effective interest method based on anticipated yield and estimated cash flows as updated quarterly for changes in prepayments, re-investment, credit losses and other items that may impact distributions. The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a rate of return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

For non-junior class CLO Fund securities, such as the Company’s investment in the Class B-2L Notes of the Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

Capital Structuring Service Fees. The Company may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities. Generally, the Company will capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method, recognize prepayment and liquidation fees upon receipt and equity structuring fees as earned, which generally occurs when an investment transaction closes.

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

During March 2011, the Company issued $60 million of convertible senior notes (the “Convertible Senior Notes”) and incurred debt issuance costs of approximately $2.4 million which will be amortized over a five-year period. At June 30, 2012, there was an unamortized debt issuance cost of approximately $1.8 million included in other assets in the accompanying balance sheet. Amortization expense for the six months ended June 30, 2012 and 2011 was approximately $236,000 and $162,000, respectively.

On February 24, 2012, the Company entered into a three year financing arrangement under which the Company may obtain up to $30 million in financing. In connection with the Facility, the Company incurred approximately $444,000 of debt origination costs which are being amortized over the term of the Facility on a straight-line basis of which approximately $397,000 remains to be amortized.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share for the three and six months ended June 30, 2012 and 2011 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net increase in net assets from operations	$1,617,455	$873,830	$2,194,109	$10,478,462
Net decrease in net assets allocated to unvested share awards	(19,531)	(12,423)	(27,971)	(151,477)
Net increase in net assets available to common stockholders	1,597,924	861,407	2,166,138	10,326,985
Weighted average number of common shares outstanding for basic shares computation	26,311,527	25,503,115	25,127,507	22,479,881
Effect of dilutive securities - stock options	—	—	—	13,787
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	26,311,527	25,503,115	25,127,507	22,493,668
Net increase in net assets per basic common shares:
Net increase in net assets from operations	0.06	0.03	0.09	0.47
Net decrease in net assets allocated to unvested share awards	(0.00)	(0.00)	(0.00)	(0.01)

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

Options to purchase 40,000 shares were not included in the computation of diluted earnings per share for the period ended June 30, 2012 because the effect was not materially dilutive. Options to purchase 40,000 shares were included in the computation of diluted earnings per share for the period ended June 30, 2011, with a dilutive effect of 13,787 shares. For the periods ended June 30, 2012 and June 30, 2011, options to purchase 20,000 shares were not included in the computation of diluted earnings per share because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

The Company’s Convertible Senior Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three and six months ended June 30, 2012, the effect of the convertible debt was anti-dilutive.

The if-converted method of computing the dilutive effects on convertible debt assumes a conversion even if the contracted conversion price exceeds the market value of the shares. The Company’s Convertible Senior Notes had a conversion price of $8.44 per share which was above the Company’s net asset value per share at the time of issuance. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date of the Convertible Senior Notes, the conversion rate will be increased for converting holders. Upon conversion, the Company would issue the full amount of common stock upon conversion and retire the full amount of debt outstanding.

4. INVESTMENTS

The Company invests in senior secured loans and mezzanine debt and, to a lesser extent, equity capital of middle market companies in a variety of industries. The Company generally targets companies that generate positive cash flows because the Company looks to cash flows as the primary source for servicing debt.

The following table shows the Company’s portfolio by security type at June 30, 2012 and December 31, 2011:

	June 30, 2012 (unaudited)			December 31, 2011
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$17,098	$17,098	- %	$229,152	$229,152	- %
Money Market Account	10,790,686	10,790,686	5	31,622,134	31,622,134	18
Senior Secured Loan	79,181,776	70,444,927	34	54,045,184	45,259,328	25
Junior Secured Loan	59,984,315	43,399,869	21	58,936,728	47,300,172	26
Mezzanine Investment	10,950,636	11,588,115	6	10,931,428	11,588,115	6
Senior Subordinated Bond	17,383,292	17,435,390	9	9,997,898	10,125,891	6
CLO Fund Securities	79,407,564	63,883,515	31	65,820,840	48,438,317	27
Equity Securities	16,559,610	7,719,242	4	16,559,610	6,040,895	3
Preferred	400,000	395,720	-	400,000	400,000	-
Asset Manager Affiliates	83,419,910	72,896,000	36	44,338,301	40,814,000	23
Total	$358,094,887	$298,570,562	146%	$292,881,275	$241,818,004	134%

¹            Calculated as a percentage of net asset value.

The industry concentrations of the Company’s investment portfolio based on the fair value of the Company’s investment portfolio as of June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012 (unaudited)			December 31, 2011
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$19,716,746	$19,274,720	9%	$19,683,821	$19,439,230	11%
Asset Management Companies[2]	83,419,910	72,896,000	36	44,338,301	40,814,000	23
Automobile	4,970,281	4,934,202	3	-	-	-
Beverage, Food and Tobacco	18,970,913	19,008,315	9	9,892,275	9,796,565	5
Broadcasting and Entertainment	3,970,685	3,976,312	2	-	-	-
Buildings and Real Estate[3]	18,591,674	519,378	-	18,591,674	662,443	-
Cargo Transport	-	-	-	4,374,351	4,374,351	2
Chemicals, Plastics and Rubber	4,799,852	4,781,126	2	4,809,459	4,614,828	3
CLO Fund Securities	79,407,564	63,883,515	31	65,820,839	48,438,317	27
Containers, Packaging and Glass	1,952,878	1,923,599	1	-	-	-
Diversified/Conglomerate Manufacturing	6,913,503	7,108,500	3	6,905,447	7,000,000	4
Diversified/Conglomerate Service	5,525,008	3,148,720	2	2,870,642	372,599	-
Electronics	9,138,837	9,222,784	5	8,831,441	9,026,186	5
Finance	1,788,204	1,840,130	1	-	-	-
Healthcare, Education and Childcare	20,965,362	13,542,303	7	20,956,582	19,523,824	11
Home and Office Furnishings, Housewares, and Durable Consumer Products	19,070,930	19,677,879	10	21,683,112	20,604,850	11
Insurance	4,934,081	4,131,500	2	4,919,522	3,753,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,387,800	2,071,525	1	2,290,892	2,084,012	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	11,405,906	12,712,450	6	3,483,174	3,891,900	2
Mining, Steel, Iron and Non-Precious Metals	791,965	274,352	-	797,091	438,913	-
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,431,250	2	5,000,000	3,250,000	2
Personal, Food and Miscellaneous Services	4,731,557	4,700,243	2	2,872,500	2,827,359	2
Personal Transportation	2,025,078	1,990,511	1	2,993,092	2,983,648	2
Printing and Publishing	3,017,894	3,139,404	2	1,044,539	1,223,743	1
Retail Stores	6,684,451	6,664,961	3	1,885,086	1,932,500	1
Telecommunications	2,969,402	2,678,707	1	2,986,151	2,776,950	2
Time Deposit and Money Market Accounts	10,807,784	10,807,784	5	31,851,287	31,851,286	18
Utilities	4,136,622	230,392	-	4,000,000	137,500	-
Total	$358,094,887	$298,570,562	146%	$292,881,278	$241,818,004	135%

[1]	Calculated as a percentage of net asset value.
[2]	Represents the Asset Manager Affiliates.
[3]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

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

At June 30, 2012 and December 31, 2011, approximately 23% and 21% of the Company’s total assets were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S.)

At June 30, 2012 and December 31, 2011, the Company’s ten largest portfolio companies represented approximately 55% and 62%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates represented 24% and 17% of the total fair value of the Company’s investments at June 30, 2012 and December 31, 2011, respectively. Excluding Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 21% and 26% of the total fair value of the Company’s investments at June 30, 2012 and December 31, 2011, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies. CLO Funds managed by the Asset Manager Affiliates (“CLO Fund securities managed by affiliate”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt.

As of June 30, 2012 and December 31, 2011, the Company had approximately $64 million and $48 million, respectively, of CLO Fund securities at fair value. The cost basis of the Company’s investment in CLO Fund securities as of June 30, 2012 was approximately $79 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $16 million. The cost basis of the Company’s investment in CLO Fund securities as of December 31, 2011, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $18 million.

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

Fair Value Measurements

The Company follows the provisions of Fair Value Measurements and Disclosures, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard (see Note 2. “Significant Accounting Policies—Investments”).

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

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. The use of these inputs in determining the fair value of an asset or liability may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. Substantially all of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. The determination of the fair value of the Company’s investments is based on an assessment of each underlying investment, the current and prospective operating and financial performance of the portfolio company, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of June 30, 2012 (unaudited) and December 31, 2011, respectively:

 As of June 30, 2012 (unaudited)

	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$10,807,784	$—	$10,807,784
Debt securities	—	74,908,187	68,355,834	143,264,021
CLO Fund securities	—	—	63,883,515	63,883,515
Equity securities	—	—	7,719,242	7,719,242
Asset Manager Affiliates	—	—	72,896,000	72,896,000

 As of December 31, 2011

	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$31,851,286	$—	$31,851,286
Debt securities	—	31,578,832	83,094,674	114,673,506
CLO Fund securities	—	—	46,412,000	46,412,000
Equity securities	—	—	6,040,895	6,040,895
Asset Manager Affiliates	—	—	40,814,000	40,814,000

As a BDC, it is required that the Company invest primarily in the debt and equity of non-public or thinly traded public companies for which there is little, if any, market-observable information. As a result a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. The Company believes that investments classified as Level III for Fair Value Measurements and Disclosures have a further hierarchal framework which prioritizes and ranks such valuations based on the degree of independent and observable inputs, objectivity of data and models and the level of judgment required to adjust comparable data. The investments listed in the above table are presented in descending order from the highest to lowest degree of independent and observable inputs and are discussed in such order below.

When possible, the Company will obtain investment value indications from third party pricing services. Generally, such value indications represent a trading or broker quote on an asset that is infrequently traded. If the quotes are deemed reliable and current, such quotes are deemed Level II assets. If the quotes are not deemed reliable and current, Level III inputs and assessments may be relied upon and the value will be deemed a Level III asset (consistent with a fair value hierarchy based on the lowest level of input that is significant to the fair value measurement).

The Asset Manager Affiliates may also receive incentive fees from CLO Funds upon exceeding specified relative and/or absolute return thresholds. Such fees are recorded upon completion of the measurement period which varies by CLO Fund. If incentive fees are paid upon reaching such investment return thresholds, they are not subject to claw-back provisions. For all periods presented, the Asset Manager Affiliates have not earned any incentive fees.

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

In 2011 and 2010, the Company engaged an independent valuation firm to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs, and calculations as a reasonable method to determine the fair value of its CLO Fund investments in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a discounted cash flow model in connection with determining the fair value of its CLO Fund investments and that the inputs were being employed correctly.

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Values derived for the Asset Manager Affiliates using public/private company comparables generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as assets under management, historical and prospective earnings) for the Asset Manager Affiliates. The Company recognizes that comparable asset managers may not be fully comparable to the Asset Manager Affiliates and typically identifies a range of performance measures and/or adjustments within the comparable population with which to determine value. Since any such ranges and adjustments are entity specific, they are not considered market-observable data and thus require a Level III grouping. Illiquid investments that have values derived through the use of discounted cash flow models and residual enterprise value models are grouped as Level III assets.

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

	Six Months Ended June 30, 2012 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2011	$83,094,677	$46,412,000	$6,040,895	$40,814,000	$176,361,572
Transfers out of Level III¹	(4,521,640)	—	—	—	(4,521,640)
Transfers into of Level III¹	273,352	—	—	—	273,352
Net accretion of interest	83,333	2,905,399	—	—	2,988,732
Purchases	6,533,958	12,000,000	—	13,521,609	32,055,567
Issuance of Common Stock	—	—	—	25,560,000	—
Sales	(10,429,744)	—			(10,429,744)
Total realized and unrealized gains (losses) included in earnings	(6,678,102)	2,566,116	1,678,347	(6,999,609)	(9,433,248)
Balance, June 30, 2012	$68,355,834	$63,883,515	$7,719,242	$72,896,000	$212,854,591
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(5,112,878)	$2,566,116	$1,678,347	$(6,999,609)	$(7,868,024)

¹ The transfers to Level II from Level III in the six months ended June 30, 2012 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and/or broker dealers as a result of the return of liquidity in the credit markets. The transfers into Level III during the six months ended June 30, 2012 were primarily due to additional valuation modeling data becoming available during the period. There were no transfers between Level I and Level II during the six months ended June 30, 2012.

	Six Months Ended June 30, 2011 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Transfers in/out of Level III¹	—	—	—	—	—
Net accretion of discount	53,483	39,738	—	—	93,221
Purchases	49,236,831	—	2,858,387	—	52,095,218
Sales	(28,062,998)	(1,935,000)	(141,769)	(149,213)	(30,288,980)
Total realized and unrealized gains (losses) included in earnings	1,173,299	1,225,262	(684,918)	857,213	2,570,856
Balance, June 30, 2011	$113,443,543	$52,361,000	$6,720,532	$42,201,000	$214,726,075
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$13,718,113	$2,440,262	$(684,918)	$857,213	$16,330,670

¹ For the six months ended June 30, 2011, the Company had no transfers into or out of Level III during the period. There were no transfers between Level I and Level II during the six months ended June 30, 2011.

As of June 30, 2012, the Company’s Level II portfolio investments were valued by a third party pricing service for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $85,715,971 as of June 30, 2012.

As of June 30, 2012, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Asset Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Debt securities	$58,734,134	Income Approach	Market yield	4.8% - 15.5%
	$9,621,700	Enterprise value	Average EBITDA multiple	5.4x – 8.9x
			Weighted average cost of capital	10.5% - 11.5%
Equity securities	$7,719,242	Enterprise value	Average EBITDA multiple	4.1x – 7.8x
			Weighted average cost of capital	11.1% - 15.7%
CLO Fund securities	$63,883,595	Discounted cash flow	Discount rate	12.5% - 16.0%
			Probability of default	1.2% - 4.0%
			Loss severity	25% - 45%
			Recovery rate	55% - 75%
			Prepayment rate	10% - 20%
Asset Manager Affiliates	$72,896,000	Discounted cash flow	Discount rate	1.4% - 13.5% (weighted average 9.54%)

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

5. ASSET MANAGER AFFILIATES

The Asset Manager Affiliates are wholly-owned portfolio companies of the Company. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2012, Asset Manager Affiliates had approximately $3.3 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates was valued at approximately $73 million.

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

The revenue that the Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses associated with their operations, including compensation of their employees, may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as “dividends from affiliate asset managers” in its financial statements. For the six months ended June 30, 2012, the Asset Manager Affiliates made distributions of $2,025,000 to the Company. For the six months ended June 30, 2011, the Asset Manager Affiliates made distributions of $650,000 to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on our statement of operations.

As with all other investments, the Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily based on an analysis of both a percentage of its assets under management and the Asset Manager Affiliates’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology.

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

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2012	December 31, 2011
Investments of CLO Funds, at fair value	$3,294,721,726	$1,768,088,977
Restricted cash of CLO Funds	118,728,581	71,888,141
Total assets	3,473,641,279	1,855,513,431
CLO Fund liabilities, at fair value	3,035,738,008	1,727,560,760
Total liabilities	3,064,199,810	1,753,442,181
Appropriated retained earnings of consolidated VIEs	366,214,772	95,845,268

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income - CLO Fund investments	$31,546,365	$16,408,094	$61,311,055	$32,484,704
Total income	34,461,811	17,403,050	66,457,780	35,784,667
Interest expense of CLO Fund liabilities	27,730,344	13,619,677	58,271,673	26,227,097
Total expenses	32,418,761	15,785,020	67,005,566	31,030,360
Net realized and unrealized gains (losses)	180,512,853	29,111,092	174,285,895	5,592,512
Net income (loss) attributable to consolidated VIEs	182,189,641	30,311,613	173,573,693	10,251,467

All of the consolidated VIEs’ investment balances are CLO Fund-related. The assets of the CLO Funds are held solely to satisfy the obligations of the CLO Funds. The Asset Manager Affiliates have no right to the benefits from, nor do they bear the risks associated with, the collateral assets held by the CLO Funds, beyond the management fees generated from the CLO Funds. If the Asset Manager Affiliates were to liquidate, the collateral assets would not be available to the general creditors of the Asset Manager Affiliates. Additionally, the investors in the CLO Funds have no recourse to the general credit of the Asset Manager Affiliates for the securities issued by the CLO Funds.

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

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the Asset Manager Affiliates’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s initial public offering in 2006 and in the February 2012 purchase of 100% of the equity interests in Trimaran Advisors. These transactions were considered an asset purchase under Section 351(a) of the Code. Katonah Debt Advisors has approximately $32 million being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period. Trimaran Advisors has approximately $23 million being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $3.5 million per year over such period.

At June 30, 2012 there were no intercompany balances with our affiliates. At December 31, 2011 there was an intercompany balance of $391 due from our affiliates.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2012 (unaudited)	As of December 31, 2011

Convertible Senior Notes, due March 15, 2016	60,000,000	60,000,000
Secured credit facility, due December 20, 2014	21,500,000	-

Secured Credit Facility

At December 31, 2010, the Company had a secured credit facility with an outstanding balance of $86,746,582. On January 31, 2011, the Company repaid in full the outstanding balance under this facility, resulting in the lenders’ release to the Company of approximately $73 million of collateral previously securing the facility and their payment of a $2 million cash settlement to the Company. This facility was terminated in connection with such repayment.

On February 24, 2012, the Company entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company (“KCAP Funding”), under which the Company may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is LIBOR + 300 basis points and payable quarterly.

Advances under the Facility are used by the Company primarily to make additional investments. The Facility is secured by loans that it currently owns and a security interest in the Company’s right to receive certain management fees. The Company’s borrowings under the Facility are effected through KCAP Funding.

As of June 30, 2012, there was an outstanding balance of $21,500,000 under the Facility and the Company was in compliance with all its debt covenants. As of June 30, 2012, the Company had restricted cash balances of approximately $815,000 which it maintained in accordance with the terms of the Facility.

In connection with the Facility, the Company incurred approximately $444,000 of debt origination costs which are being amortized over the term of the Facility on a straight-line basis of which approximately $397,000 remains to be amortized.

Convertible Senior Notes

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due March 15, 2016 (“Convertible Senior Notes”). On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount. The net proceeds from the sale of the Convertible Senior Notes, following underwriting expenses, were approximately $57.7 million. Interest on the Convertible Senior Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011. The Notes mature on March 15, 2016 unless converted earlier. The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into shares of Company’s common stock based on an initial conversion rate of 118.5255 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $8.44 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date of the Convertible Senior Notes, the conversion rate will be increased for converting holders.

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

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the facility on a straight-line basis, which approximates the effective yield method, of which approximately $1.7 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

Fair Value of Convertible Senior Notes. The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes. The fair value of the Company’s outstanding Convertible Senior Notes was approximately $61.2 million at June 30, 2012. The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

7. DISTRIBUTABLE TAXABLE INCOME

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

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2012:

Six Months Ended
June 30, 2012
(unaudited)

Net increase in net assets resulting from operations	$2,194,109
Net change in unrealized (appreciation) depreciation from investments	7,753,413
Excess capital losses over capital gains	(304,421)
Income not on GAAP books currently taxable	69,944
Income not currently taxable	(36,840)
Expenses not currently deductible	23,452
Taxable income before deductions for distributions	$9,699,657
Taxable income before deductions for distributions per weighted average shares for the period	$0.36

For the quarter ended June 30, 2012, the Company declared a dividend on June 18, 2012 of $0.24 per share for a total of approximately $6.3 million. The record date was July 6, 2012 and the dividend was distributed on July 27, 2012.

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) amortization of discount on CLO Fund securities; (3) amortization of organizational costs; (4) non-deductible expenses; (5) stock compensation expense that is not currently deductible for tax purposes; (6) excess of capital losses over capital gains; and (7) recognition of interest income on certain loans.

At June 30, 2012, the Company had a net capital loss carryforward of approximately $50 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2011 the Company had commitments to make a total of approximately $2 million of investments in various revolving senior secured loans, of which none had been funded as of December 31, 2011.

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

In connection with the investigation described above, on April 19, 2012, the SEC Staff issued a “Wells Notice” to Michael I. Wirth, the Company’s former Chief Financial Officer, indicating that the SEC Staff is considering recommending that the SEC institute proceedings against Mr. Wirth alleging that Mr. Wirth violated certain provisions of the federal securities laws.  The Wells Notice does not constitute a determination that Mr. Wirth violated any law.  Under the process established by the SEC, Mr. Wirth will have the opportunity to make a Wells Submission before the SEC Staff makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. Mr. Wirth has informed the Company that he has made such a submission.

Neither the Company nor any other person employed by the Company has received a Wells Notice. The Company and the other officers involved in this matter, including Dayl W. Pearson, the Company’s President and Chief Executive Officer, are engaged in settlement negotiations in an effort to resolve the matter and believe that discussions to date with the SEC Staff will lead to a settlement. Any settlement remains subject to approval by the SEC.

The Company cannot at this time predict with certainty the outcome of the above matter, including whether the SEC will approve any settlement or whether the SEC will ultimately determine to issue a Wells Notice to the Company or any other person involved in this matter. The Company does not anticipate that the Wells Notice referenced above or the terms of any settlement involving the Company and the other officers involved in the matter will have a material adverse impact on its business, financial condition or results of operations.

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company issued 43,074 and 141,278 shares, respectively, of common stock under its dividend reinvestment plan. During the six months ended June 30, 2012 the Company issued 3,600,000 shares in connection with the acquisition of Trimaran Advisors. For the six months ended June 30, 2012, 54,626 shares of restricted stock were converted to common stock due to vesting. For the year ended December 31, 2011, the Company issued 90,805 shares of restricted stock for which 3,668 shares were forfeited and 96,122 shares vested. The total number of shares of the Company’s common stockissued and outstanding as of June 30, 2012 and December 31, 2011 was 26,664,132 and 22,992,211, respectively.

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

Stock Options

During the years ended December 31, 2009 and December 31, 2010, 20,000 options per year were granted to non-employee directors as partial annual compensation for their services as director. Each of these annual options grants have a vesting period by which 50% of such options vest on the grant date and 50% vest on the first grant date anniversary. The exercise price of these grants and other characteristics of these grants are as follows:

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

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2011 through June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2011	60,000	$7.24
Granted	—	$7.24
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2011	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2012	60,000	$7.24	7.0	$95,200

Total vested at June 30, 2012	60,000	$7.24	7.0

[1]	Represents the difference between the market value of shares of the Company upon exercise of the options at June 30, 2012 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the six months ended June 30, 2012, the Company recognized no non-cash compensation expense related to stock options. For the six months ended June 30, 2011, the Company recognized non-cash compensation expense related to stock options of approximately $7,000. At June 30, 2012, the Company had no remaining compensation cost related to unvested stock option-based awards.

Restricted Stock

On June 13, 2008, the Company’s shareholders approved the Plan, as amended, and the Board of Directors approved the grant of awards of 100,250 shares of restricted stock to certain executive officers of the Company. On July 22, 2010 and August 5, 2009, the Board of Directors approved the grant of an additional 103,519 and 84,889 shares of restricted stock, respectively, to a certain executive officer of the Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of June 30, 2012, 233,998 of such shares were vested. The remaining 25,002 shares have been forfeited.

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

During the six months ended June 30, 2012, 54,626 shares of restricted stock had vested. As of June 30, 2012, there were options to purchase 60,000 shares of common stock outstanding and there were 301,560 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2011 through June 30, 2012 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at December 31, 2010	336,324	$9.63
Granted	90,805	$4.83
Vested	(96,122)	$10.39
Forfeited	(3,668)	$9.82
Unvested shares outstanding at December 31, 2011	327,339	$6.46
Granted	28,847	$8.26
Vested	(54,626)	$—
Forfeited	—	$-
Outstanding at June 30, 2012	301,560	$5.52

Total unvested shares at June 30, 2012	-	$5.52

For the six months ended June 30, 2012, non-cash compensation expense related to restricted stock was approximately $339,000; of this amount approximately $329,000 was expensed at the Company and approximately $10,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2011, non-cash compensation expense related to restricted stock was approximately $451,000; of this amount approximately $371,000 was expensed at the Company and approximately $80,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2012, there was approximately $967,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted average period of 2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the six months ended June 30, 2012 and 2011, the Company made contributions to the 401K Plan of approximately $34,000 and $13,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the six months ended June 30, 2012, the Company made a contribution of approximately $70,000 to the Pension Plan and a contribution of $69,000 to the Pension Plan for the six months ended June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “KCAP Financial,” “Company,” “we,” “us,” and “our” refer to KCAP Financial, Inc., and its wholly-owned subsidiary.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of KCAP Financial, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of funds under our credit facility, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the return or impact of current and future investments;

•	our contractual arrangements and other relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and a registered investment company, including the impact of changes in laws or regulations governing our operations, or the operations of our portfolio companies;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and

•	the timing, form and amount of any dividend distributions.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. We originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $50 million and/or total debt of $25 million to $150 million.

Our investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies.

Katonah Debt Advisors, L.L.C., a registered investment adviser, and its asset manager affiliates (collectively, “Katonah Debt Advisors”) is a wholly-owned portfolio company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, we purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors that had assets under management of approximately $1.4 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of our common stock. Contemporaneously with the acquisition of Trimaran Advisors, we acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of June 30, 2012, Katonah Debt Advisors and Trimaran Advisors are our only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.3 billion of par value assets under management.

The Company also expects to receive distributions of recurring fee income and to generate capital appreciation from its investments in the asset management businesses of the Asset Manager Affiliates.

The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses, if any. As a RIC, the Company generally will not have to pay corporate-level taxes on any income that it distributes in a timely manner to its stockholders.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at June 30, 2012 was $7.66. On June 30, 2012, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $7.26.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value per share was $7.66 and $7.85 as of June 30, 2012 and December 31, 2011, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholder’s equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities. The table below sets forth information relating to our net asset value and net asset value per share.

	June 30, 2012 (unaudited)		December 31, 2011
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$17,098	$-	$229,152	$0.01
Investments in money market accounts	10,790,686	0.40	31,622,134	1.38
Investments in debt securities	143,264,021	5.37	114,673,506	4.99
Investments in CLO Fund securities	63,883,515	2.40	48,438,317	2.11
Investments in equity securities	7,719,242	0.29	6,040,895	0.26
Investments in Asset Manager Affiliates	72,896,000	2.73	40,814,000	1.78
Cash	1,617,867	0.06	2,555,259	0.11
Restricted Cash	815,478	0.03	—	-
Other assets	5,241,855	0.21	3,760,398	0.16
Total Assets	$306,245,762	$11.49	$248,133,661	$10.79
Borrowings	$21,500,000	$0.81	$—	$-
Other liabilities	20,585,453	0.77	7,607,719	0.33
Convertible Senior Notes	60,000,000	2.25	60,000,000	2.61
Total Liabilities	$102,085,453	$3.83	$67,607,719	$2.94
NET ASSET VALUE	$204,160,309	$7.66	$180,525,942	$7.85

¹	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America ("GAAP"). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of net asset value and individual investors may weight certain balance sheet items differently in performing an analysis of the Company.

Leverage

We use borrowed funds, known as leverage, to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of June 30, 2012, we had approximately $82 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 351%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

At December 31, 2010, we had approximately $87 million of outstanding indebtedness through a secured credit facility. On January 31, 2011, we repaid in full the outstanding balance under this facility and the facility was terminated. As a result, approximately $73 million of collateral previously securing the facility was released to us and we also received a $2 million cash settlement from the lenders to settle litigation previously initiated by us against the lenders. In order to pay off this facility, we utilized proceeds received from the paydown, amortization or sale of portfolio loan investments totaling approximately $133 million together with available cash.

On March 16, 2011, we issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due March 15, 2016 (“Convertible Senior Notes”). On March 23, 2011, pursuant to an over-allotment option, we issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount. The net proceeds for the Convertible Senior Notes, following underwriting expenses, were approximately $57.7 million. Interest on the Convertible Senior Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011. The Notes mature on March 15, 2016 unless converted earlier. The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into shares of Company’s common stock based on an initial conversion rate of 118.5255 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $8.44 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date of the Convertible Senior Notes, the conversion rate will be increased for converting holders.

On February 24, 2012, we entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of ours, under which we may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is LIBOR + 300 basis points and payable quarterly.

Advances under the Facility are used by us primarily to make additional investments. The Facility is secured by loans that the Company currently owns and a security interest in our right to receive certain management fees. Our borrowings under the Facility are effected through KCAP Funding.

As of June 30, 2012, there was an outstanding balance under the Facility of $21,500,000 and we are in compliance with all its debt covenants. As of June 30, 2012, we had restricted cash balances of approximately $815,000 which we maintained in accordance with the terms of the Facility.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit.

Investment Portfolio Summary Attributes as of and for the Six Months ended June 30, 2012

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investments in the Asset Manager Affiliates. We also have investments in equity securities of approximately $8 million, which comprises approximately 3% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Securities” for a more detailed description) as of and for the six months ended June 30, 2012:

Debt Securities

•	represent approximately 47% of total assets;
•	represent credit instruments issued by corporate borrowers;
•	primarily senior secured and junior secured loans (49% and 30% of debt securities, respectively);
•	spread across 24 different industries and 58 different entities;
•	average balance per investment of approximately $2 million;
•	all but four issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and
•	weighted average interest rate of 8.3% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to June 30, 2012 unless otherwise specified)

•	represent approximately 21% of total assets at June 30, 2012;
•	89% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 11% of CLO Fund securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	13 different CLO Fund securities; 10 of such CLO Fund securities are managed by our Asset Manager Affiliates; and
•	two CLO Fund securities, not managed by our Asset Manager Affiliates, representing a fair value of $2,000, are not currently providing a dividend payment to the Company.

Asset Manager Affiliates

•	represent approximately 24% of fair value of total assets;
•	represent our 100% ownership of the equity interest of two profitable CLO Fund managers focused on corporate credit investing;
•	have approximately $3.3 billion of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive fee provided that the CLO Fund achieves a minimum designated return on investment;
•	dividends paid by our Asset Manager Affiliates are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;
•	for the six months ended June 30, 2012, our Asset Manager Affiliates had EBITDA of approximately $1.3 million; and
•	for the six months ended June 30, 2012, our Asset Manager Affiliates made a distribution of $2,025,000 to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Dividends from Investments in CLO Fund Securities. We generate dividend income from our investments in the securities of CLO Funds (typically preferred shares or subordinated securities) managed by our Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by its Asset Manager Affiliates as “CLO Fund securities managed by affiliates.” in its financial statements. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us.

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of the Katonah 2007-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

Dividends from Asset Manager Affiliates. We generate dividend income from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees as well as an expected one-time structuring fee from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Expenses

We are internally managed and directly incur the cost of management and operations; as a result, we incur no management fees or other fees to an external investment adviser. Our expenses consist primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer-related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees contain a significant profit sharing and/or performance based bonus component. Therefore, as our net revenues increase, our compensation costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses. The balance of our expenses include professional fees (primarily legal, accounting, valuation and other professional services), occupancy costs and general administrative and other costs.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three and six months ended June 30, 2012, the Company’s investments had a net increase in unrealized depreciation of approximately $4 million and $8 million, respectively. During the three and six months ended June 30, 2011, the Company’s investments had a net increase in unrealized appreciation of approximately $10 million and $17 million, respectively.

The net increase in unrealized depreciation of approximately $4 million for the three months ended June 30, 2012 is primarily due to (i) an approximate $2.9 million net increase in the unrealized depreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net increase of approximately $200,000 in the unrealized appreciation of CLO Fund securities; and (iii) an approximate increase of $1.7 million in the unrealized depreciation of our Asset Manager Affiliates.

The net increase in unrealized depreciation of approximately $8 million for the six months ended June 30, 2012 is primarily due to (i) an approximate $3.3 million net increase in the unrealized depreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net increase of approximately $2.6 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate increase of $7 million in the unrealized depreciation of our Asset Manager Affiliates.

Net Change in Net Assets Resulting From Operations

The net change in net assets resulting from operations for the three months ended June 30, 2012 and 2011 was an increase of approximately $2 million and $874,000, respectively, or $0.06 and $0.04 per share, respectively. The net change in net assets resulting from operations for the six months ended June 30, 2012 and 2011 was an increase of approximately $2 million and $10 million, respectively, or $0.09 and $0.46 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in net assets resulting from operations before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2012, net investment income and net realized gains were approximately $6 million, or $0.23 per share. For the three months ended June 30, 2011, net investment income and net realized gains were approximately $9 million or $0.41 per share. For the six months ended June 30, 2012, net investment income and net realized losses were approximately $10 million, or $0.39 per share. For the six months ended June 30, 2011, net investment income and net realized gains were approximately $6 million or $0.27 per share.

Dividends

For the three months ended June 30, 2012, we declared a $0.24 dividend per share. As a result, there was a dividend distribution of approximately $6.3 million for the second quarter declaration, which was booked in the third quarter. We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

	Dividend	Declaration Date	Record Date	Pay Date
2012:
Second quarter	$0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012

Total declared in 2012	$0.42

2011:
Fourth quarter	$0.18	12/12/2011	12/23/2011	1/27/2012
Third quarter	0.18	9/15/2011	10/10/2011	10/28/2011
Second quarter	0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011

Total declared in 2011	$0.70

Due to our ownership of our Asset Manager Affiliates and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the six months ended June 30, 2012, our Asset Manager Affiliates had approximately $1.3 million of EBITDA and made a distribution of $2,025,000 to us. For the six months ended June 30, 2011, our Katonah Debt Advisors earned approximately $840,000 of pre-tax net income and made no distributions to us. We did not acquire Trimaran Advisors until February 2012. Dividends are recorded as declared (where declaration date represents ex-dividend date) by our Asset Manager Affiliates as income on our statement of operations. It is anticipated that our Asset Manager Affiliates may make further dividend distributions to us during 2012.

INVESTMENT PORTFOLIO

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also expects to receive distributions of recurring fee income and to generate capital appreciation from its investments in the asset management businesses of the Asset Manager Affiliates. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by our Asset Manager Affiliates or by other asset managers.

The following table shows the Company’s portfolio by security type at June 30, 2012 and December 31, 2011:

	June 30, 2012 (unaudited)			December 31, 2011
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$17,098	$17,098	-%	$229,152	$229,152	-%
Money Market Account	10,790,686	10,790,686	5	31,622,134	31,622,134	18
Senior Secured Loan	79,181,776	70,444,927	34	54,045,184	45,259,328	25
Junior Secured Loan	59,984,315	43,399,869	21	58,936,728	47,300,172	26
Mezzanine Investment	10,950,636	11,588,115	6	10,931,428	11,588,115	6
Senior Subordinated Bond	17,383,292	17,435,390	9	9,997,898	10,125,891	6
CLO Fund Securities	79,407,564	63,883,515	31	65,820,840	48,438,317	27
Equity Securities	16,559,610	7,719,242	4	16,559,610	6,040,895	3
Preferred	400,000	395,720	-	400,000	400,000	-
Asset Manager Affiliates	83,419,910	72,896,000	36	44,338,301	40,814,000	23
Total	$358,094,887	$298,570,562	146%	$292,881,275	$241,818,004	134%

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

The significant inputs used to determine the fair value of equity and equity-related securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity and equity-related securities are classified as Level III as described in—“Critical Accounting Policies—Valuation of Portfolio Investments” below), when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies as applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

At June 30, 2012 and December 31, 2011, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.3% and 8.7%, respectively.

The investment portfolio (excluding the Company’s investments in its Asset Manager Affiliates and CLO Funds) at June 30, 2012 was spread across 24 different industries and 58 different entities with an average balance per entity of approximately $2 million. As of June 30, 2012, all but four of our portfolio companies (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by our Asset Manager Affiliates consist almost exclusively of credit instruments issued by corporations.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. At June 30, 2012, approximately 23% of our total assets were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S.).

At June 30, 2012, our ten largest portfolio companies represented approximately 55% of the total fair value of our investments. Our largest investment is comprised of our wholly-owned Asset Manager Affiliates and represented 24% of the total fair value of our investments. Excluding our Asset Manager Affiliates and CLO Fund securities, our ten largest portfolio companies represent approximately 21% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2012, we had approximately $64 million invested in CLO Fund securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund investments as of June 30, 2012 and December 31, 2011 are as follows:

			June 30, 2012 (unaudited)		December 31, 2011
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,899,382	$2,982,620	$4,750,401	$3,042,400
Katonah III, Ltd.[3]	Preferred Shares	23.1	4,476,930	1,000	4,453,860	1,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,578,293	2,291,282	4,579,546	2,358,700
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,452,605	2,104,917	3,412,466	1,888,700
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,073,387	1,524,070	2,024,594	1,336,800
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,891,547	9,117,423	11,723,768	8,645,600
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	31,053,938	26,703,361	30,343,592	24,488,400
Katonah 2007-1 CLO Ltd.[2]	Class B-2L Notes	100.0	1,230,482	7,320,000	1,212,612	6,675,717
Trimaran CLO IV, Ltd.[2]	Preferred Shares	18.9	3,607,100	3,222,196	—	—
Trimaran CLO V, Ltd.[2]	Subordinate Notes	20.8	2,753,500	2,799,198	—	—
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	2,911,700	2,744,720	—	—
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	3,158,700	3,071,728	—	—
Total			$79,407,564	$63,883,515	$65,820,839	$48,438,317

¹ Represents percentage of class held.

² An affiliate CLO Fund managed by an Asset Manager Affiliate.

³ As of June 30, 2012, this CLO Fund security was not providing a dividend distribution.

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on a security-by-security basis.

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

For rated note tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds, and also considers other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of June 30, 2012:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.[2]	294	236	32	$941,457	$1,172,832
Katonah III, Ltd.[2]	92	53	23	1,290,543	2,240,187
Katonah V, Ltd.[2]	107	62	27	484,950	836,930
Katonah VII CLO Ltd.	170	142	31	1,696,364	2,030,858
Katonah VIII CLO Ltd.	208	169	31	1,825,588	2,246,878
Katonah IX CLO Ltd.	223	193	29	1,840,738	2,126,863
Katonah X CLO Ltd.	246	205	28	1,955,466	2,346,559
Katonah 2007-1 CLO Ltd.	199	169	28	1,546,800	1,821,380
Trimaran CLO IV, Ltd.	128	101	21	2,357,482	2,987,701
Trimaran CLO V, Ltd.	147	117	23	1,942,537	2,440,624
Trimaran CLO VI, Ltd.	170	131	23	1,776,066	2,304,819
Trimaran CLO VII, Ltd.	182	145	26	2,612,066	3,278,593

¹ All data from most recent Trustee reports as of June 30, 2012.

² Managed by non-affiliates as of June 30, 2012.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of June 30, 2012 were approximately $7.3 million, $1.2 million, and $6.1 million, respectively, and at December 31, 2011, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $6.7 million, $1.2 million, and $5.5 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

All CLO Funds managed by Asset Manager Affiliates are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to our Asset Manager Affiliates. With the exception of the Katonah III, Ltd. CLO Fund and the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Asset Manager Affiliates

Our Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist exclusively of credit instruments issued by corporations. As of June 30, 2012, our Asset Manager Affiliates had approximately $3.3 billion of par value of assets under management on which they earn management fees, and were valued at approximately $73 million.

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

Our Asset Manager Affiliates may receive incentive fees from CLO Funds they manage provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

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

The revenue that our Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses pursuant to an overhead allocation agreement with the Company associated with its operations, including compensation of its employees, may be distributed to us. Cash distributions of our Asset Manager Affiliates’ net income are recorded as “dividends from an affiliate asset managers” in our financial statements when declared. As with all other investments, the fair value for Asset Manager Affiliates is determined quarterly. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. The Asset Manager Affiliates are classified as a Level III investment as described in—“Critical Accounting Policies—Valuation of Portfolio Investments” below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

PORTFOLIO AND INVESTMENT ACTIVITY

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2012 (unaudited) and for the year ended December 31, 2011 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
2011 Activity:
Purchases / originations /draws	$81,815,921	$—	$3,218,151	$(194,027)	$84,840,045
Pay-downs / pay-offs / sales	(56,944,765)	(1,935,000)	(141,769)	—	(59,021,534)
Net accretion of interest	156,180	1,398,283	—	—	1,554,463
Net realized losses	(17,261,608)	(1,215,000)	—	—	(18,476,608)
Increase (decrease) in fair value	15,864,850	(2,840,966)	(1,724,319)	(484,973)	10,814,592
Fair Value at December 31, 2011	114,673,506	48,438,317	6,040,895	40,814,000	209,966,718
Year to Date 2012 Activity:
Purchases / originations /draws	61,919,776	12,000,000	—	39,081,609	113,001,385
Pay-downs / pay-offs / sales	(28,761,432)	—	—	—	(28,761,432)
Net accretion of interest	126,018	879,081	—	—	1,005,099
Net realized losses	304,421	—	—	—	304,421
Increase (decrease) in fair value	(4,998,268)	2,566,117	1,678,347	(6,999,609)	(7,753,413)
Fair Value at June 30, 2012	$143,264,021	$63,883,515	$7,719,242	$72,896,000	$287,762,778

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

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations which includes net investment income (loss) and net realized and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments, is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2012 and 2011.

Investment Income

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

Dividends from CLO Fund securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of income on our CLO Fund securities. The level of excess spread from CLO Fund securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Investment income for the three months ended June 30, 2012 and 2011 was approximately $9 million and $6 million, respectively. Of these amounts, approximately $3 million and $2 million was attributable to interest income on our loan and bond investments, respectively. For the three months ended June 30, 2012 and 2011, approximately $5 million and $3 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

Investment income for the six months ended June 30, 2012 and 2011 was approximately $17 million and $13 million, respectively. Of these amounts, approximately $5 million and $4 million was attributable to interest income on our loan and bond investments, respectively. For the six months ended June 30, 2012 and 2011, approximately $10 million and $7 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

The increase in our interest income for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was primarily attributable to a higher average level of outstanding debt securities, partially offset by a decrease in the weighted average interest rate on our debt securities from 8.9% to 8.3% during the year-over-year periods.

The increase in investment income from CLO Fund securities for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was largely attributable to our acquisition of equity interests in CLO Funds managed by Trimaran Advisors in connection with our acquisition of Trimaran Advisors in February 2012.

During the six months ended June 30, 2011, we received a $2 million cash settlement to settle litigation previously initiated by us against the lenders related to our secured credit facility which we fully repaid on January 31, 2011. Upon receipt, this settlement was recognized as other income during the six months ended June 30, 2011.

Dividends from Asset Manager Affiliates

Distributions of net income from our Asset Manager Affiliates are recorded as “dividends from affiliate asset managers” in our financial statements. The Company intends to distribute to its shareholders the accumulated undistributed net income of the Asset Manager Affiliates in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, the Asset Manager Affiliates’ net income is further reduced by approximately $4.5 million per annum for tax goodwill amortization resulting from the acquisition of Katonah Debt Advisors by us prior to our initial public offering and our recent acquisition of Trimaran Advisors. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

As of June 30, 2012, our investment in the Asset Manager Affiliates was valued at approximately $73 million. For the three months ended June 30, 2012 and 2011, our Asset Manager Affiliates had pre-tax net income before net capital losses of approximately $1 million and $420,000, respectively. For the six months ended June 30, 2012 and 2011, our Asset Manager Affiliates had pre-tax net income before net capital losses of approximately $1.3 million and $840,000, respectively. For the three months ended June 30, 2012 and 2011, our Asset Manager Affiliates made distributions of net income of $1,200,000 and $650,000, respectively. For the six months ended June 30, 2012 and 2011, our Asset Manager Affiliates made distributions of net income of $2,025,000 and 650,000, respectively. The distributions from our Asset Manager Affiliates in 2012 represent a portion of the expected net income for our Asset Manager Affiliates for the year ending December 31, 2012.

The increase in distributions from our Asset Manager Affiliates for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was largely attributable to our acquisition of Trimaran Advisors in February 2012.

Expenses

Total expenses for the three months ended June 30, 2012 and 2011 were approximately $3 million and $3 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $2 million and $1 million, respectively, on average debt outstanding of $75 million and $60 million, respectively. Approximately $1 million and $1 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended June 30, 2012 and 2011. For the three months ended June 30, 2012, other expenses included approximately $757,000 for professional fees, insurance, administrative and other. For the three months ended June 30, 2011, other expenses included approximately $628,000 for professional fees, insurance, administrative and other. For the three months ended June 30, 2012 and 2011, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $369,000 and $218,000, respectively.

Total expenses for the six months ended June 30, 2012 and 2011 were approximately $7 million and $6 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $3 million and $2 million, respectively, on average debt outstanding of $68 million and $48 million, respectively. Approximately $2 million and $2 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the six months ended June 30, 2012 and 2011. For the six months ended June 30, 2012, other expenses included approximately $2 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2011, other expenses included approximately $2 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2012 and 2011, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $695,000 and $530,000, respectively.

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

Professional fee expenses for the six months ended June 30, 2012 are higher by approximately $100,000 relative to the same prior year period primarily due to an increase in professional fees related to additional legal, accounting, and valuation costs connected to our acquisition of Trimaran Advisors.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2012, our total investments had a increase in net unrealized appreciation of approximately $4.4 million. During the three months ended June 30, 2011, our total investments had an increase in net unrealized appreciation of approximately $10.1 million. For the three months ended June 30, 2012, our Asset Manager Affiliates had a increase in net unrealized depreciation of approximately $1.7 million. For the three months ended June 30, 2011, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $15,000. For the three months ended June 30, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized depreciation due to fair value adjustments of approximately $2.7 million. For the three months ended June 30, 2011, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $10.1 million.

During the six months ended June 30, 2012, our total investments had a increase in net unrealized depreciation of approximately $7.8 million. During the six months ended June 30, 2011, our total investments had an increase in net unrealized appreciation of approximately $16.6 million. For the six months ended June 30, 2012, our Asset Manager Affiliates had a increase in net unrealized depreciation of approximately $7 million. For the six months ended June 30, 2011, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $860,000. For the six months ended June 30, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized depreciation due to fair value adjustments of approximately $750,000. For the six months ended June 30, 2011, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $15.7 million.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three and six months ended June 30, 2012 the net change in net assets resulting from operations was an approximate increase of $2 million and $2 million, or $0.06 and $0.09 per share, respectively. The net change in net assets resulting from operations for the three and six months ended June 30, 2011 was an approximate increase of $874,000 and $10 million, or $0.04 and $0.46 per share, respectively.

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

As of June 30, 2012 and December 31, 2011 the fair value of investments and cash were as follows:

	Investments at Fair Value
	June 30, 2012	December 31, 2011
Security Type	(unaudited)

Cash	$1,617,867	$2,555,259
Time Deposits	17,098	229,152
Money Market Accounts	10,790,686	31,622,134
Senior Secured Loan	70,444,927	45,259,328
Junior Secured Loan	43,399,869	47,300,172
Mezzanine Investment	11,588,115	11,588,115
Senior Subordinated Bond	17,435,390	10,125,891
CLO Fund Securities	63,883,515	48,438,317
Equity Securities	7,719,242	6,040,895
Preferred	395,720	400,000
Affiliate Asset Managers	72,896,000	40,814,000

Total	$300,188,429	$244,373,263

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of June 30, 2012, we had approximately $82 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 351%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

At December 31, 2010, we had approximately $87 million of outstanding indebtedness through a secured credit facility. On January 31, 2011, we repaid in full the outstanding balance under this facility and terminated this facility. On March 16, 2011, we issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due March 15, 2016 (“Convertible Senior Notes”). On March 23, 2011, pursuant to an over-allotment option, we issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount.

On February 24, 2012, we entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company, under which we may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is LIBOR + 300 basis points and payable quarterly.

Advances under the Facility are used by us primarily to make additional investments. The Facility is secured by loans that it currently owns and a security interest in our right to receive certain management fees. Our borrowings under the Facility are effected through KCAP Funding.

As of June 30, 2012, there was an outstanding balance of $21,500,000 under the Facility and we are in compliance with all its debt covenants. As of June 30, 2012, we had restricted cash balances of approximately $800,000 which we maintained in accordance with the terms of the Facility.

As of June 30, 2012, we had total outstanding indebtedness of approximately $82 million. As of June 30, 2012, we had cash, time deposits, and money market accounts of approximately $12 million which will fund future investments and operational needs.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our shareholders at our June 2012 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) June 15, 2013, the one year anniversary of our 2012 annual meeting of shareholders, or (ii) the date of our 2013 annual meeting of shareholders. We would need similar future approval from our shareholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2012 and December 31, 2011, we had committed to make a total of approximately $0 and $2 million, respectively, of investments.

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

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore begin to sell assets and/or use principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of we securities own, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Investment. We determine the fair value of our investments in CLO Fund securities on a security-by-security basis.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2012, four issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2011, three issuers representing less than 1% of our total investments at fair value were on non-accrual status.

Dividend Income from CLO Fund Securities

We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies using the effective interest method based on anticipated yield and estimated cash flows as updated quarterly for changes in prepayments, re-investment, credit losses and other items that may impact distributions. Our CLO Fund junior class securities are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us. We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under our equity compensation plan to officers and employees for services rendered to us. We follow Compensation – Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2012, approximately 72% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2012, we had $60 million of borrowings outstanding at a fixed rate of 8.75%, and $21.5 million at LIBOR + 300 basis points.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising or lowering interest rates, the cost of the proportion of our debt associated with our Convertible Senior Notes would remain the same at 8.75% given that this debt is at a fixed rate. We would expect that an increase in the base rate index for our floating rate investment assets would increase our net investment income and that a decrease in the base rate index for such assets would decrease our net investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2012 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $700,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $500,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2012.

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

In 2011 and 2010 we engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that our CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the investigation described above, on April 19, 2012, the SEC Staff issued a “Wells Notice” to Michael I. Wirth, the Company’s former Chief Financial Officer, indicating that the SEC Staff is considering recommending that the SEC institute proceedings against Mr. Wirth alleging that Mr. Wirth violated certain provisions of the federal securities laws.  The Wells Notice does not constitute a determination that Mr. Wirth violated any law.  Under the process established by the SEC, Mr. Wirth will have the opportunity to make a Wells Submission before the SEC Staff makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. Mr. Wirth has informed the Company that he has made such a submission.

Neither the Company nor any other person employed by the Company has received a Wells Notice. The Company and the other officers involved in this matter, including Dayl W. Pearson, the Company’s President and Chief Executive Officer, are engaged in settlement negotiations in an effort to resolve the matter and believe that discussions to date with the SEC Staff will lead to a settlement. Any settlement remains subject to approval by the SEC.

The Company cannot at this time predict with certainty the outcome of the above matter, including whether the SEC will approve any settlement or whether the SEC will ultimately determine to issue a Wells Notice to the Company or any other person involved in this matter. The Company does not anticipate that the Wells Notice referenced above or the terms of any settlement involving the Company and the other officers involved in the matter will have a material adverse impact on its business, financial condition or results of operations.

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

Other than as described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our senior management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our senior management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our senior management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this provision of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender's consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended June 30, 2012, we issued a total of 25,322 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under our DRIP was approximately $157,000.

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

KCAP Financial, Inc.

Date: August 8, 2012	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

10.1	Employment Agreement between the Company and Dayl W. Pearson* (Incorporated by referenced to Exhibit k.2 to a registration statement on Form N-2 filed with the SEC on August 2, 2012).

10.2	Employment Agreement between the Company and Edward U. Gilpin* (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2012).

10.3	Employment Agreement between the Company and R. Jon Corless* (Incorporated by referenced to Exhibit k.4 to a registration statement on Form N-2 filed with the SEC on August 2, 2012).

10.4	Employment Agreement between Katonah Debt Advisors and E.A. Kratzman* (Incorporated by referenced to Exhibit k.5 to a registration statement on Form N-2 filed with the SEC on August 2, 2012).

10.5	Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan* (Incorporated by referenced to Exhibit k.6 to a registration statement on Form N-2 filed with the SEC on August 2, 2012).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Submitted herewith.

