Form 10-Q
period 2012-09-30
KCAP Financial, Inc.
filed 2012-11-09
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

The number of outstanding shares of common stock of the registrant as of November 3, 2012 was 26,464,498.

KCAP FINANCIAL, INC.

BALANCE SHEETS

	As of September 30, 2012	As of December 31, 2011
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2012 - $501,475; 2011 - $229,152)	$501,475	$229,152
Money market account (cost: 2012 - $4,850,220; 2011 - $31,622,134)	4,850,220	31,622,134
Debt securities (cost: 2012 - $157,962,430; 2011 - $134,311,238)	135,477,765	114,673,506
CLO Fund securities managed by non-affiliates (cost: 2012 - $12,755,413; 2011 - $12,756,449)	4,564,189	3,110,367
CLO Fund securities managed by affiliates (cost: 2012 - $72,750,754; 2011 - $53,772,033)	63,220,258	45,327,950
Equity securities (cost: 2012 - $17,012,237; 2011 - $16,559,610)	6,911,736	6,040,895
Asset manager affiliates (cost: 2012 - $83,203,884; 2011 - $44,338,301)	73,989,000	40,814,000
Total Investments at fair value (cost: 2012 - $349,036,413; 2011 - $293,588,917)	289,514,643	241,818,004
Cash	2,413,104	2,555,259
Restricted cash	6,093,126	—
Interest receivable	1,479,571	522,578
Accounts receivable	1,226,887	859,156
Due from affiliates	—	3,517
Other assets	2,213,921	2,375,147
Total assets	$302,941,252	$248,133,661

LIABILITIES
Borrowings	$28,000,000	$—
Convertible Senior Notes	60,000,000	60,000,000
Payable for open trades	5,955,704	—
Accounts payable and accrued expenses	2,087,299	3,527,682
Dividend payable	—	4,080,037
Total liabilities	$96,043,003	$67,607,719

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 26,448,313 and 22,992,211 common shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	$264,412	$226,648
Capital in excess of par value	310,404,794	284,571,466
Accumulated undistributed net investment income	6,536,811	821,904
Accumulated net realized losses	(56,265,235)	(52,802,400)
Net unrealized depreciation on investments	(54,042,533)	(52,291,676)
Total stockholders' equity	$206,898,249	$180,525,942

Total liabilities and stockholders' equity	$302,941,252	$248,133,661

NET ASSET VALUE PER COMMON SHARE	$7.82	$7.85

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Investment Income:
Interest from investments in debt securities	$3,570,141	$2,830,422	$8,743,045	$6,853,370
Interest from cash and time deposits	511	4,246	3,919	17,831
Dividends from investments in CLO Fund securities managed by non-affiliates	530,420	491,965	1,408,124	1,481,264
Dividends from investments in CLO Fund securities managed by affiliates	5,258,554	3,435,914	13,901,079	9,103,652
Dividends from affiliate asset managers	925,000	510,000	2,950,000	1,160,000
Capital structuring service fees	69,305	25,642	230,910	55,149
Other Income	—	—	—	2,000,000
Total investment income	10,353,931	7,298,189	27,237,077	20,671,266

Expenses:
Interest and amortization of debt issuance costs	1,689,908	1,430,520	4,778,546	3,157,750
Compensation	385,323	985,023	2,407,034	3,161,592
Professional fees	713,784	450,156	1,876,115	1,515,247
Insurance	126,761	126,006	399,040	359,241
Administrative and other	305,060	220,781	1,000,145	751,020
Total expenses	3,220,836	3,212,486	10,460,880	8,944,850

Net Investment Income	7,133,095	4,085,703	16,776,197	11,726,416
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(3,767,256)	93,068	(3,462,835)	(13,666,746)
Net change in unrealized appreciation (depreciation) on:
Debt securities	2,151,333	(1,766,660)	(2,846,934)	11,951,454
Equity securities	(1,260,133)	(710,600)	418,214	(1,395,518)
CLO Fund securities managed by affiliates	2,281,860	(3,118,725)	4,913,588	(2,603,970)
CLO Fund securities managed by non-affiliates	1,520,468	(540,719)	1,454,857	1,651,682
Affiliate asset manager investments	1,309,027	472,676	(5,690,582)	1,329,889

Net realized and unrealized gains (losses) on investments	2,235,299	(5,570,960)	(5,213,692)	(2,733,209)
Net Increase In Net Assets Resulting From Operations	$9,368,394	$(1,485,257)	$11,562,505	$8,993,207
Net Increase In Net Assets Resulting from Operations per Common Share:
Basic:	$0.35	$(0.06)	$0.45	$0.39
Diluted:	$0.32	$(0.06)	$0.44	$0.39
Net Investment Income Per Common Share:
Basic:	$0.27	$0.18	$0.65	$0.51
Diluted:	$0.25	$0.18	$0.64	$0.51
Weighted Average Shares of Common Stock Outstanding—Basic	26,668,701	22,872,486	25,860,510	22,830,757
Weighted Average Shares of Common Stock Outstanding—Diluted	33,881,913	22,872,486	25,873,247	22,830,757

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Operations:
Net investment income	$16,776,197	$11,726,416
Net realized gains (losses) from investment transactions	(3,462,835)	(13,666,746)
Net change in unrealized appreciation (depreciation) on investments	(1,750,857)	10,933,537
Net increase (decrease) in net assets resulting from operations	11,562,505	8,993,207

Stockholder distributions:
Dividends from net investment income to common stockholders	(11,046,819)	(7,645,992)
Dividends in excess of net investment income to restricted stockholders	(14,470)	(22,718)
Net decrease in net assets resulting from stockholder distributions	(11,061,289)	(7,668,710)

Capital transactions:
Issuance of common stock for:
Acquisition of affiliate asset manager	25,560,000	—
Issuance of common stock under dividend reinvestment plan	413,482	883,385
Vesting of restricted stock	925	961
Stock-based compensation	(103,316)	599,921

Net increase in net assets resulting from capital transactions	25,871,091	1,484,267

Net assets at beginning of period	180,525,942	186,925,667

Net assets at end of period (including undistributed net investment income of $6,536,811 in 2012 and $4,876,370 in 2011)	$206,898,249	$189,734,431

Net asset value per common share	$7.82	$8.29
Common shares outstanding at end of period	26,448,313	22,886,769

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$11,562,505	$8,993,207
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operations:
Net realized losses on investment transactions	3,462,835	13,666,746
Net change in unrealized (appreciation) depreciation on investments	1,750,857	(10,729,937)
Net accretion of interest income	(1,171,801)	(134,662)
Amortization of debt issuance cost	—	22,908
Amortization of convertible notes offering cost	436,423	257,365
Purchases of investments	(91,356,790)	(106,339,832)
Capital contribution from (to) affiliate asset manager	(305,582)	193,889
Payment-in-kind interest income	(580,989)	(378,336)
Proceeds from sale and redemption of investments	72,020,537	56,483,598
Stock-based compensation expense	(103,316)	599,923
Changes in operating assets and liabilities:
Decrease in interest and dividends receivable	(956,993)	(277,994)
Decrease in accounts receivable	(367,731)	(410,906)
(Increase) decrease in other assets	(275,198)	44,085
Decrease in due from affiliates	3,517	—
Increase (decrease) in accounts payable and accrued expenses	(1,440,383)	939,722
Net cash used in operating activities	(7,322,109)	(37,070,224)

FINANCING ACTIVITIES:
Dividends paid in cash	(14,726,920)	(10,597,035)
Proceeds from issuance of debt	30,000,000	—
Cash paid on repayment of debt	(2,000,000)	(86,746,582)
Convertible senior notes offering costs	—	(2,370,454)
Issuance of Convertible Senior Notes	—	60,000,000
(Increase) Decrease in restricted cash	(6,093,126)	67,023,170
Net cash provided by (used in) financing activities	7,179,954	27,309,099

CHANGE IN CASH	(142,155)	(9,761,125)
CASH, BEGINNING OF PERIOD	2,555,259	10,175,488

CASH, END OF PERIOD	$2,413,104	$414,363

Supplemental Information:
Interest paid during the period	$5,624,894	$2,745,968
Dividends paid during the period under the dividend reinvestment plan	$414,407	$884,346
Issuance of common stock in connection with acquisition of affiliate asset manager	$25,560,000	$—

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of September 30, 2012

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — 10.5% Cash, Due 6/19	$3,000,000	$2,926,516	$3,000,000

Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,947,500	2,961,026	2,700,647

Allison Transmission, Inc.[12] Automobile	Senior Secured Loan — Term B-2 Loan 3.7% Cash, Due 8/17	1,985,000	1,973,698	1,991,948

Aramark Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.5% Cash, Due 7/16	61,707	61,570	61,707

Aramark Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.6% Cash, Due 7/16	938,293	936,227	938,313

Asurion, LLC (fka Asurion Corporation)[12] Insurance	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, Due 5/18	2,000,000	2,022,500	2,015,600

Atlantic Broadband Finance, LLC[12] Broadcasting and Entertainment	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 4/19	1,995,000	1,985,695	2,003,898

Avis Budget Car Rental, LLC[12] Personal Transportation	Senior Secured Loan — Tranche C Term Loan 4.3% Cash, Due 3/19	1,990,000	2,018,875	2,010,726

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,380,094	1,217,428	44,853
				.
Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,439,003	1,418,274	733,892

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Berry Plastics Holding Corporation[12] Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	$1,984,252	$1,951,066	$1,976,811

Blue Coat Systems, Inc. Electronics	Junior Secured Loan — Loan (Second Lien) 11.5% Cash, Due 8/18	2,250,000	2,282,492	2,317,500

Burger King Corporation[12] Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan (2012) 3.8% Cash, Due 9/19	1,650,000	1,645,875	1,645,875

Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	636,999	636,999	636,999

Catalina Marketing Corporation[12] Diversified/Conglomerate Service	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,670,528	1,697,822

Chrysler Group LLC[12] Automobile	Senior Secured Loan — Tranche B Term Loan 6.0% Cash, Due 5/17	1,984,925	1,984,925	2,029,466

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[8] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1% Cash, Due 1/15	2,000,000	1,987,287	1,440,800

Del Monte Foods Company[12] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	1,927,154	1,906,241	1,930,247

Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	949,123	950,992	950,647

eInstruction Corporation[8] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	1,000

ELO Touch Solutions, Inc.[12] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,995,000	1,916,788	1,995,000

First Data Corporation[12] Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,797,499	1,907,910

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Fram Group Holdings Inc./Prestone Holdings Inc.[12] Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	$992,481	$999,366	$988,759

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.1% Cash, Due 12/16	1,036,000	1,038,030	1,080,030

Getty Images, Inc.[12] Printing and Publishing	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 11/16	1,856,802	1,878,793	1,860,747

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	36,143

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	77,477

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Gymboree Corporation., The[12] Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,467,299	1,396,679	1,434,285

HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,941,441	3,880,500

Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,022,507	4,037,407

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,761,500

Iasis Healthcare LLC Healthcare, Education and Childcare	Senior Subordinated Bond — 8.4% Cash, Due 5/19	3,000,000	2,874,247	2,850,000

International Architectural Products, Inc.[8] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	507,431	480,867	263,864

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	$4,315,231	$4,315,231	$4,315,231

Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	8,743,988	8,518,913	9,401,536

KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.2% Cash, Due 12/14	5,000,000	5,000,000	3,833,325

LBREP/L-Suncal Master I LLC[8] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,401,921	3,401,921	359,923

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	516,284	463,380	516,284

Lord & Taylor Holdings LLC (LT Propco LLC)[12] Retail Stores	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/19	430,951	439,957	435,002

Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	4,558,751	4,548,133	4,558,751

Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,916,446	5,000,000

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[12] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,920,993	1,924,263	1,934,200

Neiman Marcus Group Inc., The[12] Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,985,232	2,014,320

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,587,800	1,587,800	1,587,800

Perseus Holding Corp. Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	400,000	400,000	391,760

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
PetCo Animal Supplies, Inc.[12] Retail Stores	Senior Secured Loan — New Loan 4.5% Cash, Due 11/17	$2,000,000	$2,000,000	$2,012,040

Pinnacle Foods Finance LLC[12] Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	1,994,987	1,993,577	2,001,232

Pinnacle Foods Finance LLC Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, , Due 10/16	293,752	293,752	294,671

Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	7,000,000	6,917,576	7,210,000

TPF Generation Holdings, LLC[12] Utilities	Senior Secured Loan — Synthetic LC Deposit (First Lien) 2.4% Cash, Due 12/13	169,532	169,214	169,214

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[12] Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,964,835	1,955,618	1,960,325

TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.2% Cash, Due 10/14	3,040,242	2,994,776	2,668,420

TWCC Holding Corp.[12] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 4.3% Cash, Due 2/17	1,966,350	1,979,611	1,982,081

Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	5,500,000	5,500,000	5,500,000

Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,962,312	2,962,312	2,953,469

US Foods, Inc. (aka U.S. Foodservice, Inc.)[12] Personal, Food and Miscellaneous Services	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 3/17	1,984,293	1,935,670	1,958,249

Vertafore, Inc.[12] Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,240,536	1,235,809	1,245,188

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	$2,590,244	$2,585,370	$2,601,421

Wholesome Sweeteners, Inc. Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 12.0% Cash, 2.0% PIK Due 10/17	6,614,787	6,569,787	6,680,935

WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Subordinated Bond — 11.8% Cash, Due 5/17	8,000,000	7,919,525	8,560,000

Total Investment in Debt Securities
(65% of net asset value at fair value)		$159,902,138	$157,962,430	$135,477,765

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6] Aerospace and Defense	Series A Preferred Interests	1.2%	250,962	68,162

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,000

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,490,167

International Architectural Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	1,000

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	52,391

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	562,587

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Plumbing Holdings Corporation Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	15.5%	$3,169,244	$3,169,244

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6] Printing and Publishing	Common	1.3%	359,765	563,185

Total Investment in Equity Securities
(3% of net asset value at fair value)			$17,012,237	$6,911,736

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10]	Subordinated Securities	22.2%	$4,958,483	$3,063,189
Katonah III, Ltd.[3,10,11]	Preferred Shares	23.1%	4,476,930	1,500,000
Katonah V, Ltd.[3,10,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7,10]	Subordinated Securities	16.4%	4,575,493	2,274,631
Katonah VIII CLO Ltd[3,7,10]	Subordinated Securities	10.3%	3,457,305	2,101,905
Katonah IX CLO Ltd[3,7,10]	Preferred Shares	6.9%	2,075,887	1,511,277
Katonah X CLO Ltd [3,7,10]	Subordinated Securities	33.3%	11,906,371	8,826,471
Katonah 2007-I CLO Ltd.[3,7,10]	Preferred Shares	100.0%	31,078,634	27,683,357
Trimaran CLO IV, Ltd.[3,7,10]	Preferred Shares	18.9%	5,115,600	3,312,321
Trimaran CLO V, Ltd.[3,7,10]	Subordinate Notes	20.8%	5,055,800	3,107,504
Trimaran CLO VI, Ltd.[3,7,10]	Income Notes	16.2%	4,200,900	2,715,803
Trimaran CLO VII, Ltd.[3,7,10]	Income Notes	10.5%	4,047,400	2,996,989

Total Investment in CLO Equity Securities			$84,268,803	$59,094,447

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7,10]	Class B-2L Notes Par Value of $10,500,000 5.2%, Due 4/22	5.2%	$1,237,364	$8,690,000

Total Investment in CLO Rated-Note			$1,237,364	$8,690,000

Total Investment in CLO Fund Securities
(33% of net asset value at fair value)			$85,506,167	$67,784,447

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates (Katonah Debt Advisors and Trimaran Advisors)	Asset Management Company	100.0%	$83,203,884	$73,989,000

Total Investment in Asset Manager Affiliates
(36% of net asset value at fair value)			$83,203,884	$73,989,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.0%	$501,475	$501,475

JP Morgan Business Money Market Account[9]	Money Market Account	0.2%	203,986	203,986

US Bank Money Market Account	Money Market Account	0.4%	4,646,234	4,646,234

Total Investment in Time Deposit and Money Market Accounts			$5,351,695	$5,351,695
(3% of net asset value at fair value)

Total Investments[5]
(140% of net asset value at fair value)			$349,036,413	$289,514,643

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. The Company’s variable rate loans may contain interest rate floors and its variable and fixed rate loans may include payment-in-kind (“PIK”) interest. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2012.
[2]	Reflects the fair market value of all existing investments as of September 30, 2012, as determined by the Company’s board of directors (the “Board of Directors”).
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.
[5]	The aggregate cost of investments for federal income tax purposes is approximately $349 million. The aggregate gross unrealized appreciation is approximately $12 million, the aggregate gross unrealized depreciation is approximately $71 million and the net unrealized depreciation is approximately $59 million.
[6]	Non-income producing.
[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.
[10]	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
[11]	As of September 30, 2012, this CLO Fund security was not providing a dividend distribution.
[12]	Pledged as collateral for the secured revolving credit facility with Credit Suisse AG (see Note 6 to the financial statements).

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of December 31, 2011

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan .5% Cash, Due 6/13	$-	$-	$-

Advanced Lighting Technologies, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	4,997,622	4,965,000

Alaska Communications Systems Holdings, Inc. Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,970,000	2,986,151	2,776,950

Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 4/14	2,974,338	2,993,092	2,983,648

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.4% Cash, 7.0% PIK, Due 8/15	1,291,447	1,217,438	39,822

Bankruptcy Management Solutions, Inc. Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,442,478	1,434,611	331,777

Bicent Power LLC Utilities	Junior Secured Loan — Advance (Second Lien) 4.6% Cash, Due 12/14	4,000,000	4,000,000	137,500

Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	2,872,500	2,872,500	2,827,359

Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	684,774	684,774	684,774

CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 1/15	2,000,000	1,983,174	1,552,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Del Monte Foods Company Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	$2,985,000	$2,991,687	$2,843,212

eInstruction Corporation Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	9,489,000

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3% Cash, Due 12/16	3,000,000	3,007,007	3,135,000

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	91,142

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	195,377

Ginn LA Conduit Lender, Inc.[8] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000

HMSC Corporation (aka Swett and Crawford) Insurance	Junior Secured Loan — Loan (Second Lien) 5.8% Cash, Due 10/14	5,000,000	4,919,522	3,753,000

Hunter Defense Technologies, Inc. Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 2/15	5,000,000	4,916,872	5,000,000

Hunter Fan Company Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	3,000,000	3,000,000	2,724,300

International Architectural Products, Inc.[8] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, Due 5/15	530,803	504,240	437,913

Jones Stephens Corp. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,889,912	4,889,912	4,889,912

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Kaseman Holdings and Sallyport Holdings Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	11,250,597	10,931,428	11,588,115

KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	$5,000,000	5,000,000	3,250,000

LBREP/L-Suncal Master I LLC[8] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,401,921	3,401,921	359,923

Legacy Cabinets, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	492,944	463,380	253,817

Merisant Company Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	5,049,291	5,030,584	5,043,232

Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,903,929	5,000,000

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,925,767	1,870,004	1,910,120

Neiman Marcus Group Inc., The Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,885,086	1,932,500

Pegasus Solutions, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes , 13.0% PIK, Due 4/14	1,490,892	1,490,892	1,490,892

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock , 14.0% PIK	400,000	400,000	400,000

Potters Holdings, II, L.P. Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	7,000,000	6,905,447	7,000,000

Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L)[3] Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, Due 8/17	1,989,950	1,824,534	1,728,779

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
TriZetto Group, Inc. (TZ Merger Sub, Inc.) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,979,757	1,898,410	1,950,554

TUI University, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5% Cash, Due 10/14	$3,040,242	2,978,384	2,626,161

Twin-Star International, Inc. Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	5,500,000	5,500,000	5,500,000

Univar Inc. Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,984,925	2,984,925	2,886,049

Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Electronics	Senior Secured Loan — Term B-1 Loan (First Lien) 4.5% Cash, Due 11/16	1,989,975	1,992,299	1,988,482

Vertafore, Inc. Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,989,956	1,933,723	1,952,147

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	416,737	416,737	416,737

Walker Group Holdings LLC Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	3,957,614	3,957,614	3,957,614

Warner Chilcott Company, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, Due 3/18	454,851	455,921	449,450

Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, Due 3/18	909,703	911,841	898,900

WC Luxco S.A.R.L. (Warner Chilcott)[3] Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, Due 3/18	625,421	626,891	617,994

Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	2,590,244	2,584,560	2,599,154

Total Investment in Debt Securities
(55% of net asset value at fair value)		$136,034,039	$134,311,238	$114,673,506

Equity Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,005

Bankruptcy Management Solutions, Inc.[6] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	442,319

FP WRCA Coinvestment Fund VII, Ltd.[3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	$1,500,000	2,339,700

International Architectural Products, Inc.[6] Mining, Steel, Iron and Non-Precious Metals	Common	2.5%	292,851	1,000

Legacy Cabinets, Inc.[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Perseus Holding Corp.[6] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	400,000	193,120

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	-

Plumbing Holdings Corporation[6] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	15.5%	2,716,618	2,270,821

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6]	Common	1.3%	359,765	538,969

Total Investment in Equity Securities
(3% of net asset value at fair value)			$16,559,610	$6,040,895

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3,10]	Subordinated Securities	22.2%	$4,893,552	$3,042,400
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	4,476,930	1,000
Katonah V, Ltd.[3,10,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7,10]	Subordinated Securities	16.4%	4,614,123	2,358,700
Katonah VIII CLO Ltd[3,7,10]	Subordinated Securities	10.3%	3,450,583	1,888,700
Katonah IX CLO Ltd[3,7,10]	Preferred Shares	6.9%	2,060,697	1,336,800
Katonah X CLO Ltd [3,7,10]	Subordinated Securities	33.3%	11,840,297	8,645,600
Katonah 2007-I CLO Ltd.[3,7,10]	Preferred Shares	100.0%	30,659,688	24,488,400

Total Investment in CLO Equity Securities			$65,315,870	$41,762,600

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7,10]	Class B-2L Notes Par Value of $10,500,000 100.0%, Due 4/22	100.0%	$1,212,612	$6,675,717

Total Investment in CLO Rated-Note			$1,212,612	$6,675,717

Total Investment in CLO Fund Securities
(23% of net asset value at fair value)			$66,528,482	$48,438,317

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates (Katonah Debt Advisors and Trimaran Advisors)	Asset Management Company	100.0%	$44,338,301	$40,814,000

Total Investment in Asset Manager Affiliates (20% of net asset value at fair value)			$44,338,301	$40,814,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account	Time Deposit	0.0%	$229,152	$229,152
JP Morgan Business Money Market Account[9]	Money Market Account	0.2%	164,573	164,573
US Bank Money Market Account	Money Market Account	0.4%	31,457,561	31,457,561

Total Investment in Time Deposit and Money Market Accounts (15% of net asset value at fair value)			$31,851,286	$31,851,286

Total Investments[5] (117% of net asset value at fair value)			$293,588,917	$241,818,004

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. The Company’s variable rate loans may contain interest rate floors and its variable and fixed rate loans may include payment-in-kind (“PIK”) interest. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2011.
[2]	Reflects the fair market value of all existing investments as of December 31, 2011, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.
[5]	The aggregate cost of investments for federal income tax purposes is approximately $294 million. The aggregate gross unrealized appreciation is approximately $8 million, the aggregate gross unrealized depreciation is approximately $59 million, and the net unrealized depreciation is approximately $51 million.
[6]	Non-income producing.
[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate.
[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.
[10]	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
[11]	As of December 31, 2011, this CLO Fund Security was not providing a dividend distribution.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Per Share Data:
Net asset value, at beginning of period	$7.85	$8.21
Net income (loss)
Net investment income[1]	0.65	0.52
Net realized losses[1]	(0.13)	(0.60)
Net change in unrealized appreciation/depreciation on investments[1]	(0.14)	0.43
Net income (loss)	0.38	0.35
Net decrease in net assets resulting from distributions From net investment income	(0.42)	(0.33)
Net decrease in net assets resulting from distributions	(0.42)	(0.33)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including dividend reinvestment plan)	-	-
Issuance of common stock under dividend reinvestment plan	0.01	0.04
Stock based compensation expense	(0.00)	0.02
Net increase in net assets relating to stock-based transactions	0.01	0.06

Net asset value, end of period	$7.82	$8.29
Total net asset value return[2]	4.9%	5.1%

Ratio/Supplemental Data:
Per share market value at beginning of period	$6.31	$6.97
Per share market value at end of period	$9.26	$5.85
Total market return[3]	53.4%	(11.3)%
Shares outstanding at end of period	26,448,313	22,886,769
Net assets at end of period	$206,898,249	$189,734,433
Portfolio turnover rate[4]	16.8%	20.1%
Average debt outstanding	$73,655,109	$51,943,391
Asset coverage ratio	335%	416%
Ratio of net investment income to average net assets[5]	11.1%	7.9%
Ratio of total expenses to average net assets[5]	6.9%	5.9%
Ratio of interest expense to average net assets[5]	3.2%	2.1%
Ratio of non-interest expenses to average net assets[5]	3.8%	3.8%

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

Katonah Debt Advisors, L.L.C., a registered investment adviser, and its asset manager affiliates (collectively, “Katonah Debt Advisors”) is a wholly-owned portfolio company of the Company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors that had approximately $1.4 billion of assets under management, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of September 30, 2012, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.3 billion of par value assets under management.

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

Beginning in the first quarter of 2012, the Company began recognizing dividend income from its CLO Fund securities based on effective interest, which is determined by using anticipated yield and estimated cash flows as updated quarterly for changes in prepayments, re-investment, credit losses and other items that may impact distributions. Previous cash distributions were previously recognized as dividends based on recent historical distributions and CLO Fund performance and accrued as a dividend receivable. Current accruals are now accrued as an adjustment to the cost basis of the CLO Fund securities. The Company then adjusted such accruals on a quarterly basis to reflect actual distributions. The Company’s financial statements contain reclassifications of prior period amounts to conform with such presentation; the effect of such reclassifications had no impact on the net increase in net assets resulting from operations, total assets or net assets.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Valuation of Portfolio Investments. The Company’s board of directors (the “Board of Directors”) is ultimately responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC Fair Value Measurements and Disclosures (“Fair Value Measurements and Disclosures ”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of Fair Value Measurements and Disclosures, the FASB has issued various staff positions clarifying the initial standard as noted below.

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

In 2012 and 2011, the Company engaged an independent valuation firm to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine the fair value of its CLO Fund investments, in the absence of Level I or Level II trading activity or observable market inputs.  The independent valuation firm concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a discounted cash flow model in connection with determining the fair value of its CLO Fund investments and that the inputs were being employed correctly.

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

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2012, five issuers representing less than 1% of total investments at fair value were considered in default and on non-accrual.

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

During March 2011, the Company issued $60 million of convertible senior notes (the “Convertible Senior Notes”) and incurred debt issuance costs of approximately $2.4 million which will be amortized over a five-year period. At September 30, 2012, there was an unamortized debt issuance cost of approximately $1.6 million included in other assets in the accompanying balance sheet. Amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $354,000 and $257,000, respectively.

On February 24, 2012, the Company entered into a three year financing arrangement under which the Company may obtain up to $30 million in financing. In connection with the Facility, the Company incurred approximately $444,000 of debt origination costs which are being amortized over the term of the Facility on a straight-line basis of which approximately $360,000 remains to be amortized.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share for the three and nine months ended September 30, 2012 and 2011 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net increase in net assets from operations	$9,368,394	$(1,485,257)	$11,562,505	$8,993,207
Net decrease in net assets allocated to unvested share awards	—	—	(136,546)	—
Add: Interest on Senior Convertible Notes	1,312,500	—	—	—
Add: Amortization of Capitalized Costs on Senior Convertible Notes	118,020	—	—	—
Net increase in net assets available to common stockholders	10,798,914	(1,485,257)	11,425,959	8,993,207
Weighted average number of common shares outstanding for basic shares computation	26,668,701	22,872,486	25,860,510	22,830,757
Effect of dilutive securities - stock options	—	—	12,737	—
Effect of dilutive Senior Convertible Notes	7,213,212	—	—	—
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	33,881,913	22,872,486	25,873,247	22,830,757
Net increase in net assets per basic common shares:
Net increase in net assets from operations	0.35	(0.06)	0.45	0.39
Net decrease in net assets allocated to unvested share awards	—	—	(0.01)	—
Net increase in net assets per diluted shares:
Net increase in net assets from operations	0.32	(0.06)	0.44	0.39
Net decrease in net assets allocated to unvested share awards	—	—	(0.01)	—

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

Options to purchase 60,000 shares were not included in the computation of diluted earnings per share for the three months ended September 30, 2012 because the effect was not materially dilutive. Options to purchase 60,000 shares were included in the computation of diluted earnings per share for the nine months ended September 30, 2012, with a dilutive effect of 12,737 shares. For the three and nine months ended September 30, 2011, options to purchase 60,000 shares were not included in the computation of diluted earnings per share because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

The Company’s Convertible Senior Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months ended September 30, 2012, the effect of the convertible debt was dilutive. For the nine months ended September 30, 2012, the effect of the convertible debt was antidilutive.

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

The following table shows the Company’s portfolio by security type at September 30, 2012 and December 31, 2011:

	September 30, 2012 (unaudited)			December 31, 2011
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$501,475	$501,475	-%	$229,152	$229,152	-%
Money Market Account	4,850,220	4,850,220	2	31,622,134	31,622,134	18
Senior Secured Loan	73,626,439	65,868,804	32	54,045,184	45,259,328	25
Junior Secured Loan	53,570,960	37,237,835	18	58,936,728	47,300,172	26
Mezzanine Investment	8,518,913	9,401,536	5	10,931,428	11,588,115	6
Senior Subordinated Bond	21,846,118	22,577,830	11	9,997,898	10,125,891	6
CLO Fund Securities	85,506,168	67,784,447	33	66,528,482	48,438,317	27
Equity Securities	17,012,236	6,911,736	3	16,559,610	6,040,895	3
Preferred	400,000	391,760	-	400,000	400,000	-
Asset Manager Affiliates	83,203,884	73,989,000	36	44,338,301	40,814,000	23
Total	$349,036,413	$289,514,643	140%	$293,588,917	$241,818,004	134%

¹     Calculated as a percentage of net asset value.

The industry concentrations of the Company’s investment portfolio based on the fair value of the investments as of September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012 (unaudited)			December 31, 2011
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$16,377,751	$16,109,525	8%	$19,683,821	$19,439,230	11%
Asset Management Companies[2]	83,203,884	73,989,000	36	44,338,301	40,814,000	23
Automobile	4,957,988	5,010,173	2	-	-	-
Beverage, Food and Tobacco	18,186,743	18,350,683	9	9,892,275	9,796,565	5
Broadcasting and Entertainment	3,965,305	3,985,979	2	-	-	-
Buildings and Real Estate[3]	18,591,674	504,558	-	18,591,674	662,443	-
Cargo Transport	-	-	-	4,374,351	4,374,351	2
Chemicals, Plastics and Rubber	2,962,312	2,953,469	1	4,809,459	4,614,828	3
CLO Fund Securities	85,506,167	67,784,447	33	66,528,482	48,438,317	27
Containers, Packaging and Glass	1,951,066	1,976,811	1	-	-	-
Diversified/Conglomerate Manufacturing	6,917,576	7,210,000	3	6,905,447	7,000,000	4
Diversified/Conglomerate Service	5,522,623	3,477,588	2	2,870,642	372,599	-
Electronics	8,428,737	8,598,043	4	8,831,441	9,026,186	5
Finance	1,797,499	1,907,910	1	-	-	-
Healthcare, Education and Childcare	21,865,085	10,520,420	5	20,956,582	19,523,824	11
Home and Office Furnishings, Housewares, and Durable Consumer Products	19,489,951	19,825,846	10	21,683,112	20,604,850	11
Insurance	6,963,941	5,896,100	3	4,919,522	3,753,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,387,800	2,031,951	1	2,290,892	2,084,012	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	11,406,812	12,490,967	6	3,483,174	3,891,900	2
Mining, Steel, Iron and Non-Precious Metals	773,718	264,864	-	797,091	438,913	-
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,833,325	2	5,000,000	3,250,000	2
Personal, Food and Miscellaneous Services	3,581,545	3,604,124	2	2,872,500	2,827,359	2
Personal Transportation	2,018,875	2,010,726	1	2,993,092	2,983,648	2
Printing and Publishing	2,875,557	3,060,931	1	1,044,539	1,223,743	1
Retail Stores	5,821,868	5,895,647	3	1,885,086	1,932,500	1
Telecommunications	2,961,026	2,700,647	1	2,986,151	2,776,950	2
Time Deposit and Money Market Accounts	5,351,696	5,351,695	3	31,851,287	31,851,286	18
Utilities	169,214	169,214	-	4,000,000	137,500	-
Total	$349,036,413	$289,514,643	140%	$293,588,921	$241,818,004	135%

[1]	Calculated as a percentage of net asset value.

[2]	Represents the Asset Manager Affiliates.

[3]	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

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

At September 30, 2012 and December 31, 2011, approximately 23% and 21% of the Company’s total assets were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S.)

At September 30, 2012 and December 31, 2011, the Company’s ten largest portfolio companies represented approximately 56% and 62%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates represented 26% and 17% of the total fair value of the Company’s investments at September 30, 2012 and December 31, 2011, respectively. Excluding Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 20% and 26% of the total fair value of the Company’s investments at September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, the Company had approximately $68 million and $48 million, respectively, of CLO Fund securities at fair value. The cost basis of the Company’s investment in CLO Fund securities as of September 30, 2012 was approximately $86 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $18 million. The cost basis of the Company’s investment in CLO Fund securities as of December 31, 2011, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $18 million.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of September 30, 2012 (unaudited) and December 31, 2011, respectively:

As of September 30, 2012 (unaudited)
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$5,351,695	$—	$5,351,695
Debt securities	—	88,851,575	46,626,190	135,477,765
CLO Fund securities	—	—	67,784,447	67,784,447
Equity securities	—	—	6,911,736	6,911,736
Asset Manager Affiliates	—	—	73,989,000	73,989,000
Total	—	94,203,270	195,311,373	289,514,643

As of December 31, 2011
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$31,851,286	$—	$31,851,286
Debt securities	—	31,578,832	83,094,674	114,673,506
CLO Fund securities	—	—	46,412,000	46,412,000
Equity securities	—	—	6,040,895	6,040,895
Asset Manager Affiliates	—	—	40,814,000	40,814,000
Total	—	63,430,118	176,361,569	239,791,687

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

In 2012 and 2011, the Company engaged an independent valuation firm to provide a third-party review of the Company’s CLO fair value model relative to its functionality, model inputs, and calculations as a reasonable method to determine the fair value of its CLO Fund investments in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factored in all the necessary inputs required to build a discounted cash flow model in connection with determining the fair value of its CLO Fund investments and that the inputs were being employed correctly.

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

	Nine Months Ended September 30, 2012 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2011	$83,094,677	$46,412,000	$6,040,895	$40,814,000	$176,361,572
Transfers out of Level III¹	(21,524,891)	—	—	—	(21,524,891)
Transfers into of Level III¹	263,864	—	—	—	263,864
Net accretion of interest	44,677	3,004,002	—	—	3,048,679
Purchases	8,453,959	12,000,000	452,627	13,305,582	34,212,168
Issuance of Common Stock	—	—	—	25,560,000	25,560,000
Sales	(2,067,294)	—	—	—	(2,067,294)
Total realized and unrealized gains (losses) included in earnings	(21,638,802)	6,368,445	418,214	(5,690,582)	(20,542,725)
Balance, September 30, 2012	$46,626,190	$67,784,447	$6,911,736	$73,989,000	$195,311,373

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(9,209,711)	$7,363,170	$418,214	$(6,175,555)	$(7,603,882)

¹ The transfers to Level II from Level III in the nine months ended September 30, 2012 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and/or broker dealers as a result of the return of liquidity in the credit markets. The transfers into Level III during the nine months ended September 30, 2012 were primarily due to additional valuation modeling data becoming available during the period. There were no transfers between Level I and Level II during the nine months ended September 30, 2012.

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

¹ For the nine months ended September 30, 2011, the Company had no transfers into or out of Level III during the period. There were no transfers between Level I and Level II during the nine months ended September 30, 2011.

As of September 30, 2012, the Company’s Level II portfolio investments were valued by a third party pricing service for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $94,203,270 as of September 30, 2012.

As of September 30, 2012, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Asset Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs

Debt securities	$40,787,606	Income Approach	Market yield	5.7% - 17.2%
	$5,838,584	Enterprise value	Average EBITDA multiple	3.8x – 8.8x
			Weighted average cost of capital	10.0% - 12.7%
Equity securities	$6,911,736	Enterprise value	Average EBITDA multiple	3.8x – 7.4x
			Weighted average cost of capital	9.5% - 13.4%
CLO Fund securities	$67,784,447	Discounted cash flow	Discount rate	12.4% - 16.0%
			Probability of default	1.2% - 4.0%
			Loss severity	25% - 40%
			Recovery rate	60% - 75%
			Prepayment rate	10% - 20%
Asset Manager Affiliates	$73,989,000	Discounted cash flow	Discount rate	1.4% - 13.0% (weighted average 8.57%)

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

5. ASSET MANAGER AFFILIATES

The Asset Manager Affiliates are wholly-owned portfolio companies of the Company. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At September 30, 2012, Asset Manager Affiliates had approximately $3.3 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates was valued at approximately $74 million.

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

The revenue that the Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses associated with their operations, including compensation of their employees, may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as “dividends from affiliate asset managers” in its financial statements. For the nine months ended September 30, 2012, the Asset Manager Affiliates made distributions of $2,950,000 to the Company. For the nine months ended September 30, 2011, the Asset Manager Affiliates made distributions of $1,160,000 to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on our statement of operations.

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

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2012	December 31, 2011
Investments of CLO Funds, at fair value	$3,233,471,387	$1,768,088,977
Restricted cash of CLO Funds	238,854,945	71,888,141
Total assets	3,527,130,894	1,855,513,431
CLO Fund liabilities, at fair value	3,067,672,661	1,727,560,760
Total liabilities	3,146,465,272	1,753,442,181
Appropriated retained earnings of consolidated VIEs	338,085,016	95,845,268

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income - CLO Fund investments	$33,444,575	$17,402,439	$96,512,395	$49,887,143
Total income	34,396,116	17,970,940	99,969,090	53,755,607
Interest expense of CLO Fund liabilities	29,092,478	14,606,712	84,953,300	40,833,809
Total expenses	33,314,268	16,705,841	97,500,175	47,736,201
Net realized and unrealized gains (losses)	(28,525,250)	(60,261,531)	132,794,725	(54,669,019)
Net income (loss) attributable to consolidated VIEs	(28,122,928)	(59,568,871)	134,419,700	(49,317,403)
Net income (loss) attributable to Asset Manager Affiliates	494,936	864,789	439,289	1,567,194

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

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s initial public offering in 2006 and in the February 2012 purchase of 100% of the equity interests in Trimaran Advisors. These transactions were considered an asset purchase under Section 351(a) of the Code. Katonah Debt Advisors has approximately $32 million being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period. Trimaran Advisors has approximately $16 million being amortized on a straight-line basis over 5 years, which accounts for an annual difference between GAAP income and taxable income by approximately $3.5 million per year over such period.

At September 30, 2012 there were no intercompany balances with our affiliates. At December 31, 2011 there was an intercompany balance of $3,517 due from our affiliates.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of September 30, 2012 (unaudited)	As of December 31, 2011

Convertible Senior Notes, due March 15, 2016	60,000,000	60,000,000
Secured credit facility, due December 20, 2014	28,000,000	-

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

As of September 30, 2012, there was an outstanding balance of $28,000,000 under the Facility and the Company was in compliance with all its debt covenants. As of September 30, 2012, the Company had restricted cash balances of approximately $6.1 million which it maintained in accordance with the terms of the Facility. As of September 30, 2012 the Company has pledged assets with a fair value of approximately $42 million as collateral in accordance with the terms of the Facility.

In connection with the Facility, the Company incurred approximately $444,000 of debt origination costs which are being amortized over the term of the Facility on a straight-line basis of which approximately $350,000 remains to be amortized.

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

The Convertible Senior Notes are convertible into shares of Company’s common stock based on a conversion rate of 120.2202 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $8.3181 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date of the Convertible Senior Notes, the conversion rate will be increased for converting holders.

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

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the facility on a straight-line basis, which approximates the effective yield method, of which approximately $1.6 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

Fair Value of Convertible Senior Notes. The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes. The fair value of the Company’s outstanding Convertible Senior Notes was approximately $67.7 million at September 30, 2012. The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2012:

Nine Months Ended
September 30, 2012
(unaudited)
Net increase in net assets resulting from operations	$11,562,505
Net change in unrealized (appreciation) depreciation from investments	1,750,857
Excess capital losses over capital gains	3,462,836
Income not on GAAP books currently taxable	33,670
Income not currently taxable	(52,640)
Expenses not currently deductible	(655,196)

Taxable income before deductions for distributions	$16,102,032

Taxable income before deductions for distributions per weighted average shares for the period	$0.62

For the quarter ended September 30, 2012, the Company declared a dividend on September 17, 2012 of $0.24 per share for a total of approximately $6.3 million. The record date was October 10, 2012 and the dividend was distributed on October 29, 2012.

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

At September 30, 2012, the Company had a net capital loss carryforward of approximately $54 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2011 the Company had commitments to make a total of approximately $2 million of investments in various revolving senior secured loans, of which none had been funded as of December 31, 2011. As of September 30, 2012 the Company had no commitments to make investments in various revolving senior secured loans.

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

9. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company issued 60,023 and 141,278 shares, respectively, of common stock under its dividend reinvestment plan. During the nine months ended September 30, 2012 the Company issued 3,600,000 shares in connection with the acquisition of Trimaran Advisors. For the nine months ended September 30, 2012, the Company issued 28,847 shares of restricted stock, 232,768 shares were forfeited and 97,071 shares of restricted stock were converted to common stock due to vesting. For the year ended December 31, 2011, the Company issued 90,805 shares of restricted stock for which 3,668 shares were forfeited and 96,122 shares vested. The total number of shares of the Company’s common stockissued and outstanding as of September 30, 2012 and December 31, 2011 was 26,448,313 and 22,992,211, respectively.

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

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2011 through September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2011	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2011	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2012	60,000	$7.24	6.7	$175,200

Total vested at September 30, 2012	60,000	$7.24	6.7

1 Represents the difference between the market value of shares of the Company upon exercise of the options at September 30, 2012 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants. For the nine months ended September 30, 2012, the Company recognized no non-cash compensation expense related to stock options. For the nine months ended September 30, 2011, the Company recognized non-cash compensation expense related to stock options of approximately $8,000. At September 30, 2012, the Company had no remaining compensation cost related to unvested stock option-based awards.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of September 30, 2012, 233,998 of such shares were vested. The remaining 25,002 shares have been forfeited.

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

During the nine months ended September 30, 2012, 97,071 shares of restricted stock had vested. As of September 30, 2012, there were options to purchase 60,000 shares of common stock outstanding and there were 26,347 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2011 through September 30, 2012 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at December 31, 2010	336,324	$9.63
Granted	90,805	$4.83
Vested	(96,122)	$10.39
Forfeited	(3,668)	$9.82
Unvested shares outstanding at December 31, 2011	327,339	$6.46
Granted	28,847	$6.29
Vested	(97,071)	$9.08
Forfeited	(232,768)	$5.37
Outstanding at September 30, 2012	26,347	$6.29

Total unvested shares at September 30, 2012	26,347	$6.29

For the nine months ended September 30, 2012, non-cash compensation expense related to restricted stock was approximately $418,000; of this amount approximately $404,000 was expensed at the Company, offset by a credit of approximately $287,000 for a final non-cash compensation expense of approximately $117,000 at the Company; and approximately $14,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2011, non-cash compensation expense related to restricted stock was approximately $593,000; of this amount approximately $508,000 was expensed at the Company and approximately $85,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of September 30, 2012, there was approximately $158,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted average period of 3 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the nine months ended September 30, 2012 and 2011, the Company made contributions to the 401K Plan of approximately $34,000 and $18,000, respectively.

The Company has also adopted a deferred compensation plan (“Pension Plan”) effective January 1, 2007. Employees are eligible for the Pension Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Pension Plan. On behalf of the employee, the Company may contribute to the Pension Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Pension Plan after five years of service. For the nine months ended September 30, 2012, the Company made a contribution of approximately $104,000 to the Pension Plan and a contribution of $112,000 to the Pension Plan for the nine months ended September 30, 2011.

12. SUBSEQUENT EVENTS

On October 4, 2012 The Company announced that it has priced an underwritten public offering of $36 million in aggregate principal amount of 7.375% senior unsecured notes due 2019. The notes will mature on September 30, 2019, and may be redeemed in whole or in part at any time or from time to time at KCAP Financial, Inc.'s option on or after September 30, 2015. The notes will bear interest at a rate of 7.375% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning December 30, 2012.

Stifel, Nicolaus & Company, Incorporated and Barclays Capital Inc. are acting as joint book-running managers of this offering. Janney Montgomery Scott LLC and JMP Securities LLC are acting as co-lead managers and Ladenburg Thalmann & Co. Inc., Sandler O'Neill & Partners, L.P. and Wunderlich Securities, Inc. are acting as co-managers for this offering. The offering closed on October 10, 2012. The Company had granted the underwriters an option to purchase up to an additional $5.4 million in aggregate principal amount of notes which was executed, bringing the aggregate principal amount of the notes to $41.4 million.

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

Katonah Debt Advisors, L.L.C., a registered investment adviser, and its asset manager affiliates (collectively, “Katonah Debt Advisors”) is a wholly-owned portfolio company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, we purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors that had assets under management of approximately $1.4 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of our common stock. Contemporaneously with the acquisition of Trimaran Advisors, we acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of September 30, 2012, Katonah Debt Advisors and Trimaran Advisors are our only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.3 billion of par value assets under management.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at September 30, 2012 was $7.82. On September 30, 2012, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $9.26.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value per share was $7.82 and $7.85 as of September 30, 2012 and December 31, 2011, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholder’s equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities. The table below sets forth information relating to our net asset value and net asset value per share.

	September 30, 2012 (unaudited)		December 31, 2011
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$501,475	$0.02	$229,152	$0.01
Investments in money market accounts	4,850,220	0.18	31,622,134	1.38
Investments in debt securities	135,477,765	5.12	114,673,506	4.99
Investments in CLO Fund securities	67,784,447	2.56	48,438,317	2.11
Investments in equity securities	6,911,736	0.26	6,040,895	0.26
Investments in Asset Manager Affiliates	73,989,000	2.80	40,814,000	1.78
Cash	2,413,104	0.09	2,555,259	0.11
Restricted Cash	6,093,126	0.23	—	-
Other assets	4,920,379	0.19	3,760,398	0.16
Total Assets	$302,941,252	$11.45	$248,133,661	$10.79
Borrowings	$28,000,000	$1.06	$—	$-
Other liabilities	8,043,003	0.30	7,607,719	0.33
Convertible Senior Notes	60,000,000	2.27	60,000,000	2.61
Total Liabilities	$96,043,003	$3.63	$67,607,719	$2.94
NET ASSET VALUE	$206,898,249	$7.82	$180,525,942	$7.85

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

Leverage

We use borrowed funds, known as leverage, to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of September 30, 2012, we had approximately $88 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 335%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Senior Notes are convertible into shares of Company’s common stock based on an initial conversion rate of 120.2202 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $8.3181 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date of the Convertible Senior Notes, the conversion rate will be increased for converting holders.

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

As of September 30, 2012, there was an outstanding balance under the Facility of $28,000,000 and we are in compliance with all its debt covenants. As of September 30, 2012, we had restricted cash balances of approximately $6.1 million which we maintained in accordance with the terms of the Facility.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit.

Investment Portfolio Summary Attributes as of and for the Nine Months ended September 30, 2012

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investments in the Asset Manager Affiliates. We also have investments in equity securities of approximately $7 million, which comprises approximately 2% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Securities” for a more detailed description) as of and for the nine months ended September 30, 2012:

Debt Securities

•	represent approximately 45% of total assets;

•	represent credit instruments issued by corporate borrowers;

•	primarily senior secured and junior secured loans (49% and 27% of debt securities, respectively);

•	spread across 24 different industries and 53 different entities;

•	average balance per investment of approximately $3 million;

•	all but five issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and

•	weighted average interest rate of 8.1% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to September 30, 2012 unless otherwise specified)

•	represent approximately 22% of total assets at September 30, 2012;

•	87% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 13% of CLO Fund securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	13 different CLO Fund securities; 10 of such CLO Fund securities are managed by our Asset Manager Affiliates; and

•	two CLO Fund securities, not managed by our Asset Manager Affiliates, representing a fair value of $1.5 million, are not currently providing a dividend payment to the Company.

Asset Manager Affiliates

•	represent approximately 24% of fair value of total assets;

•	represent our 100% ownership of the equity interest of two profitable CLO Fund managers focused on corporate credit investing;

•	have approximately $3.3 billion of assets under management;

•	receive contractual and recurring asset management fees based on par value of managed investments;

•	may receive an incentive fee provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by our Asset Manager Affiliates are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the nine months ended September 30, 2012, our Asset Manager Affiliates had EBITDA of approximately $3 million; and
•	for the nine months ended September 30, 2012, our Asset Manager Affiliates made a distribution of $2,950,000 to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2012, the Company’s investments had a net increase in unrealized appreciation of approximately $6.0 million. During the nine months ended September 30, 2012, the Company’s investments had a net increase in unrealized depreciation of approximately $1.8 million. During the three months ended September 30, 2011, the Company’s investments had a net increase in unrealized depreciation of approximately $6.0 million. During the nine months ended September 30, 2011, the Company’s investments had a net increase in unrealized appreciation of approximately $11 million.

The net increase in unrealized appreciation of approximately $6.0 million for the three months ended September 30, 2012 is primarily due to (i) an approximate $900,000 net increase in the unrealized appreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net increase of approximately $3.8 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate increase of $1.3 million in the unrealized depreciation of our Asset Manager Affiliates.

The net increase in unrealized depreciation of approximately $1.8 million for the nine months ended September 30, 2012 is primarily due to (i) an approximate $2.4 million net increase in the unrealized depreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net increase of approximately $6.4 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate increase of $5.7 million in the unrealized depreciation of our Asset Manager Affiliates.

Net Change in Net Assets Resulting From Operations

The net change in net assets resulting from operations for the three months ended September 30, 2012 and 2011 was an increase of approximately $9 million and a decrease of $1 million, respectively, or $0.35 and $0.06 per share, respectively. The net change in net assets resulting from operations for the nine months ended September 30, 2012 and 2011 was an increase of approximately $12 million and $9 million, respectively, or $0.45 and $0.39 per share, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in net assets resulting from operations before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2012, net investment income and net realized gains were approximately $3 million, or $0.13 per share. For the three months ended September 30, 2011, net investment income and net realized gains were approximately $4 million or $0.18 per share. For the nine months ended September 30, 2012, net investment income and net realized gains were approximately $13 million, or $0.51 per share. For the nine months ended September 30, 2011, net investment income and net realized losses were approximately $2 million or $0.08 per share.

Dividends

For the three months ended September 30, 2012, we declared a $0.24 dividend per share. As a result, there was a dividend distribution of approximately $6.3 million for the third quarter declaration, which was booked in the fourth quarter. We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

	Dividend	Declaration Date	Record Date	Pay Date
2012:
Third quarter	$0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012

Total declared in 2012	$0.66

2011:
Fourth quarter	$0.18	12/12/2011	12/23/2011	1/27/2012
Third quarter	0.18	9/15/2011	10/10/2011	10/28/2011
Second quarter	0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011

Total declared in 2011	$0.70

Due to our ownership of our Asset Manager Affiliates and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the nine months ended September 30, 2012, our Asset Manager Affiliates had approximately $3.0 million of EBITDA and made a distribution of $2,950,000 to us. For the nine months ended September 30, 2011, our Katonah Debt Advisors earned approximately $1 million of pre-tax net income and made no distributions to us. We did not acquire Trimaran Advisors until February 2012. Dividends are recorded as declared (where declaration date represents ex-dividend date) by our Asset Manager Affiliates as income on our statement of operations. It is anticipated that our Asset Manager Affiliates may make further dividend distributions to us during 2012.

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

The following table shows the Company’s portfolio by security type at September 30, 2012 and December 31, 2011:

	September 30, 2012 (unaudited)			December 31, 2011
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$501,475	$501,475	-%	$229,152	$229,152	-%
Money Market Account	4,850,220	4,850,220	2	31,622,134	31,622,134	18
Senior Secured Loan	73,626,439	65,868,804	32	54,045,184	45,259,328	25
Junior Secured Loan	53,570,960	37,237,835	18	58,936,728	47,300,172	26
Mezzanine Investment	8,518,913	9,401,536	5	10,931,428	11,588,115	6
Senior Subordinated Bond	21,846,118	22,577,830	11	9,997,898	10,125,891	6
CLO Fund Securities	85,506,168	67,784,447	33	66,528,482	48,438,317	27
Equity Securities	17,012,236	6,911,736	3	16,559,610	6,040,895	3
Preferred	400,000	391,760	-	400,000	400,000	-
Asset Manager Affiliates	83,203,884	73,989,000	36	44,338,301	40,814,000	23

Total	$349,036,413	$289,514,643	140%	$293,588,917	$241,818,004	134%

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

At September 30, 2012 and December 31, 2011, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 8.1% and 8.4%, respectively.

The investment portfolio (excluding the Company’s investments in its Asset Manager Affiliates and CLO Funds) at September 30, 2012 was spread across 24 different industries and 53 different entities with an average balance per entity of approximately $3 million. As of September 30, 2012, all but five of our portfolio companies (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by our Asset Manager Affiliates consist almost exclusively of credit instruments issued by corporations.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. At September 30, 2012, approximately 23% of our total assets were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S.).

At September 30, 2012, our ten largest portfolio companies represented approximately 56% of the total fair value of our investments. Our largest investment is comprised of our wholly-owned Asset Manager Affiliates and represented 26% of the total fair value of our investments. Excluding our Asset Manager Affiliates and CLO Fund securities, our ten largest portfolio companies represent approximately 20% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2012, we had approximately $68 million invested in CLO Fund securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund investments as of September 30, 2012 and December 31, 2011 are as follows:

			September 30, 2012 (unaudited)		December 31, 2011
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,958,483	$3,063,189	$4,893,552	$3,042,400
Katonah III, Ltd.[3]	Preferred Shares	23.1	4,476,930	1,500,000	4,476,930	1,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,575,493	2,274,631	4,614,123	2,358,700
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,457,305	2,101,905	3,450,583	1,888,700
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,075,887	1,511,277	2,060,697	1,336,800
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,906,371	8,826,471	11,840,297	8,645,600
Katonah 2007-1 CLO Ltd.[2]	Preferred Shares	100.0	31,078,634	27,683,357	30,659,688	24,488,400
Katonah 2007-1 CLO Ltd.[2]	Class B-2L Notes	100.0	1,237,364	8,690,000	1,212,612	6,675,717
Trimaran CLO IV, Ltd.[2]	Preferred Shares	18.9	5,115,600	3,312,321	—	—
Trimaran CLO V, Ltd.[2]	Subordinate Notes	20.8	5,055,800	3,107,504	—	—
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	4,200,900	2,715,803	—	—
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	4,047,400	2,996,989	—	—

Total			$85,506,167	$67,784,447	$66,528,482	$48,438,317

¹ Represents percentage of class held.

² An affiliate CLO Fund managed by an Asset Manager Affiliate.

³ As of September 30, 2012, this CLO Fund security was not providing a dividend distribution.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of September 30, 2012:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.[2]	295	234	32	$942,963	$1,188,778
Katonah III, Ltd.[2]	81	43	19	1,257,104	2,368,033
Katonah V, Ltd.[2]	104	61	27	456,489	778,277
Katonah VII CLO Ltd.	159	133	30	1,648,367	1,970,604
Katonah VIII CLO Ltd.	194	158	31	1,827,296	2,243,642
Katonah IX CLO Ltd.	224	185	30	1,787,487	2,164,309
Katonah X CLO Ltd.	240	202	29	1,942,848	2,308,335
Katonah 2007-1 CLO Ltd.	195	167	28	1,525,100	1,780,805
Trimaran CLO IV, Ltd.	122	99	22	2,390,645	2,946,047
Trimaran CLO V, Ltd.	146	116	23	1,927,047	2,425,421
Trimaran CLO VI, Ltd.	168	130	25	1,736,073	2,243,540
Trimaran CLO VII, Ltd.	186	147	28	2,542,219	3,216,685

¹ All data from most recent Trustee reports as of September 30, 2012.

² Managed by non-affiliates as of September 30, 2012.

In May 2009, we purchased the class B-2L notes of the Katonah 2007-1 CLO investment managed by Katonah Debt Advisors (“Katonah 2007-1 B-2L”). We purchased Katonah 2007-1 B-2L for 10% of the par value. The fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment as of September 30, 2012 were approximately $8.7 million, $1.2 million, and $7.5 million, respectively, and at December 31, 2011, the fair value, cost basis, and aggregate unrealized appreciation of the Katonah 2007-1 B-2L investment were $6.7 million, $1.2 million, and $5.5 million, respectively. Both the B-2L notes and preferred shares of Katonah 2007-1 are owned 100% by us and Katonah 2007-1 is current in the payment of all quarterly distributions in respect of the B-2L notes and the preferred shares.

All CLO Funds managed by Asset Manager Affiliates are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to our Asset Manager Affiliates. With the exception of the Katonah III, Ltd. CLO Fund and the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Asset Manager Affiliates

Our Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist exclusively of credit instruments issued by corporations. As of September 30, 2012, our Asset Manager Affiliates had approximately $3.3 billion of par value of assets under management on which they earn management fees, and were valued at approximately $74 million.

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

The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The annual management fees our Asset Manager Affiliates receive have two components: a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2012 (unaudited) and for the year ended December 31, 2011 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
2011 Activity:
Purchases / originations /draws	$81,815,921	$—	$3,218,151	$(194,027)	$84,840,045
Pay-downs / pay-offs / sales	(56,944,765)	(1,935,000)	(141,769)	—	(59,021,534)
Net accretion of interest	156,180	1,398,283	—	—	1,554,463
Net realized losses	(17,261,608)	(1,215,000)	—	—	(18,476,608)
Increase (decrease) in fair value	15,864,850	(2,840,966)	(1,724,319)	(484,973)	10,814,592

Fair Value at December 31, 2011	114,673,506	48,438,317	6,040,895	40,814,000	209,966,718
Year to Date 2012 Activity:
Purchases / originations /draws	72,168,533	12,000,000	452,627	38,865,582	123,486,742
Pay-downs / pay-offs / sales	(45,248,621)		—	—	(45,248,621)
Net accretion of interest	194,116	977,685	—	—	1,171,801
Net realized losses	(3,462,835)		—	—	(3,462,835)
Increase (decrease) in fair value	(2,846,934)	6,368,445	418,214	(5,690,582)	(1,750,857)

Fair Value at September 30, 2012	$135,477,765	$67,784,447	$6,911,736	$73,989,000	$284,162,948

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2012 and 2011.

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

Investment income for the three months ended September 30, 2012 and 2011 was approximately $10 million and $7 million, respectively. Of these amounts, approximately $4 million and $3 million was attributable to interest income on our loan and bond investments, respectively. For the three months ended September 30, 2012 and 2011, approximately $6 million and $4 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

Investment income for the nine months ended September 30, 2012 and 2011 was approximately $27 million and $21 million, respectively. Of these amounts, approximately $9 million and $7 million was attributable to interest income on our loan and bond investments, respectively. For the nine months ended September 30, 2012 and 2011, approximately $15 million and $11 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

The increase in our interest income for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily attributable to a higher average level of outstanding debt securities.

The increase in investment income from CLO Fund securities for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was largely attributable to our acquisition of equity interests in CLO Funds managed by Trimaran Advisors in connection with our acquisition of Trimaran Advisors in February 2012.

During the nine months ended September 30, 2011, we received a $2 million cash settlement to settle litigation previously initiated by us against the lenders related to our secured credit facility which we fully repaid on January 31, 2011. Upon receipt, this settlement was recognized as other income during the nine months ended September 30, 2011.

Dividends from Asset Manager Affiliates

Distributions of net income from our Asset Manager Affiliates are recorded as “dividends from affiliate asset managers” in our financial statements. The Company intends to distribute to its shareholders the accumulated undistributed net income of the Asset Manager Affiliates in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, the Asset Manager Affiliates’ net income is further reduced by approximately $5.5 million per annum for tax goodwill amortization resulting from the acquisition of Katonah Debt Advisors by us prior to our initial public offering and our recent acquisition of Trimaran Advisors. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

As of September 30, 2012, our investment in the Asset Manager Affiliates was valued at approximately $74 million. For the three months ended September 30, 2012 and 2011, our Asset Manager Affiliates had EBITDA of approximately $2 million and $570,000, respectively. For the nine months ended September 30, 2012 and 2011, our Asset Manager Affiliates had pre-tax net income before net capital losses of approximately $2.9 million and $1 million, respectively. For the three months ended September 30, 2012 and 2011, our Asset Manager Affiliates made distributions of net income of $925,000 and $510,000, respectively. For the nine months ended September 30, 2012 and 2011, our Asset Manager Affiliates made distributions of net income of $2,950,000 and $1,160,000, respectively. The distributions from our Asset Manager Affiliates in 2012 represent a portion of the expected net income for our Asset Manager Affiliates for the year ending December 31, 2012.

The increase in distributions from our Asset Manager Affiliates for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was largely attributable to our acquisition of Trimaran Advisors in February 2012.

Expenses

Total expenses for the three months ended September 30, 2012 and 2011 were approximately $3 million and $3 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $2 million and $1 million, respectively, on average debt outstanding of $86 million and $60 million, respectively. Approximately $385,000 and $985,000, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended September 30, 2012 and 2011. For the three months ended September 30, 2012, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the three months ended September 30, 2011, other expenses included approximately $797,000 for professional fees, insurance, administrative and other. For the three months ended September 30, 2012 and 2011, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $305,000 and $221,000, respectively.

Total expenses for the nine months ended September 30, 2012 and 2011 were approximately $10 million and $9 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, were approximately $5 million and $3 million, respectively, on average debt outstanding of $74 million and $52 million, respectively. Approximately $2 million and $3 million, respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, other expenses included approximately $3 million for professional fees, insurance, administrative and other. For the nine months ended September 30, 2011, other expenses included approximately $3 million for professional fees, insurance, administrative and other. For the nine months ended September 30, 2012 and 2011, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $1 million and $751,000, respectively.

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

Professional fee expenses for the nine months ended September 30, 2012 are higher by approximately $360,000 relative to the same prior year period primarily due to an increase in professional fees related to additional legal, accounting, and valuation costs connected to our acquisition of Trimaran Advisors.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended September 30, 2012, our total investments had a increase in net unrealized appreciation of approximately $6.0 million. During the three months ended September 30, 2011, our total investments had an increase in net unrealized depreciation of approximately $5.7 million. For the three months ended September 30, 2012, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $1.3 million. For the three months ended September 30, 2011, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $470,000. For the three months ended September 30, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $4.7 million. For the three months ended September 30, 2011, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized depreciation due to fair value adjustments of approximately $6.1 million.

During the nine months ended September 30, 2012, our total investments had an increase in net unrealized depreciation of approximately $1.7 million. During the nine months ended September 30, 2011, our total investments had an increase in net unrealized appreciation of approximately $10.9 million. For the nine months ended September 30, 2012, our Asset Manager Affiliates had an increase in net unrealized depreciation of approximately $5.7 million. For the nine months ended September 30, 2011, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $1.3 million. For the nine months ended September 30, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $4.0 million. For the nine months ended September 30, 2011, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $9.6 million.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three and nine months ended September 30, 2012 the net change in net assets resulting from operations was an approximate increase of $9 million and $12 million, or $0.35 and $0.45 per share, respectively. The net change in net assets resulting from operations for the three and nine months ended September 30, 2011 was an approximate decrease of $1 million, or $0.06 per share, and an approximate increase of $9 million, or $0.39 per share, respectively.

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

As of September 30, 2012 and December 31, 2011 the fair value of investments and cash were as follows:

	Investments at Fair Value
	September 30, 2012	December 31, 2011
Security Type	(unaudited)

Cash	$2,413,104	$2,555,259
Time Deposits	501,475	229,152
Money Market Accounts	4,850,220	31,622,134
Senior Secured Loan	65,868,804	45,259,328
Junior Secured Loan	37,237,835	47,300,172
Mezzanine Investment	9,401,536	11,588,115
Senior Subordinated Bond	22,577,830	10,125,891
CLO Fund Securities	67,784,447	48,438,317
Equity Securities	6,911,736	6,040,895
Preferred	391,760	400,000
Affiliate Asset Managers	73,989,000	40,814,000

Total	$291,927,747	$244,373,263

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of September 30, 2012, we had approximately $88 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 335%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

As of September 30, 2012, there was an outstanding balance of $28,000,000 under the Facility and we are in compliance with all its debt covenants. As of September 30, 2012, we had restricted cash balances of approximately $6.1 million which we maintained in accordance with the terms of the Facility.

As of September 30, 2012, we had total outstanding indebtedness of approximately $88 million. As of September 30, 2012, we had cash, time deposits, and money market accounts of approximately $5 million which will fund future investments and operational needs.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2012 and December 31, 2011, we had committed to make a total of approximately $0 and $2 million, respectively, of investments.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2012, five issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2011, three issuers representing less than 1% of our total investments at fair value were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2012, approximately 69% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2012, we had $60 million of borrowings outstanding at a fixed rate of 8.75%, and $28 million at LIBOR + 300 basis points.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2012 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $700,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $500,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

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

While we did not engage in any sales of unregistered securities during the three months ended September 30, 2012, we issued a total of 16,949 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under our DRIP was approximately $133,000.

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

KCAP Financial, Inc.

Date: November 9, 2012	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By	/s/ Edward U. Gilpin
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

