Form 10-K
period 2012-12-31
KCAP Financial, Inc.
filed 2013-03-18
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(212) 455-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share 7.375% Senior Notes due 2019	The NASDAQ Global Select Market New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $158 million based upon a closing price of $7.26 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 1, 2013 was 31,926,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO KCAP FINANCIAL, INC.

In this Annual Report on Form 10-K (this “Annual Report”), the “Company”, ”KCAP”, “we”, “us” and “our” refer to KCAP Financial, Inc. and it’s wholly owned subsidiaries, KCAP Funding and Kohlberg Capital Funding LLC I, unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

KCAP Financial, Inc., our logo and other trademarks of KCAP Financial, Inc. are the property of KCAP Financial, Inc. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements. The matters discussed in this Annual Report, as well as in future oral and written statements by management of KCAP Financial, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our existing and prospective portfolio companies;
•	the return or impact of current and future investments;
•	our contractual arrangements and other relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	our ability to operate as a business development company and a regulated investment company, including the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies, including Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C.;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies, including Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C.;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and
•	the timing, form and amount of any dividend distributions.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under “Risk Factors” in Item 1A. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report unless required by law.

i

PART I

Item 1.	Business

GENERAL

We originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” of $10 million to $50 million and/or total debt of $25 million to $150 million.

In addition to our middle market investment business, Katonah Debt Advisors, L.L.C. and its asset manager affiliates (collectively, “Katonah Debt Advisors”) and Trimaran Advisors, L.L.C. (“Trimaran Advisors”, together with Katonah Debt Advisors, our “Asset Manager Affiliates”) each manage collateralized loan obligation funds (“CLO Funds”) that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments. Each of Katonah Debt Advisors and Trimaran Advisors are our wholly-owned portfolio companies, and each are registered investment advisers under the Investment Advisers Act of 1940 (the “Adviser Act”).

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We also expect to receive distributions of recurring fee income and to generate capital appreciation from our investments in the asset management businesses of our Asset Manager Affiliates. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by the CLO Funds managed by our Asset Manager Affiliates or by other asset managers.

We seek to manage risk through a rigorous credit and investment underwriting process and an active portfolio monitoring program. We employ a disciplined approach in the selection and monitoring of our investments. Generally, we target investments that will generate a current return through interest income to provide for stability in our net income and place less reliance on realized capital gains from our investments. Our investment philosophy is focused on preserving capital with an appropriate return profile relative to risk. Our investment due diligence and selection generally focuses on an underlying issuer’s net cash flow after capital expenditures to service its debt rather than on multiples of net income, valuations or other broad benchmarks which frequently miss the nuances of an issuer’s business and prospective financial performance. We also generally avoid concentrations in any one industry or issuer.

We were formed in August 2006. In December 2006, we completed our initial public offering (“IPO”), which raised net proceeds of approximately $200 million after the exercise of the underwriters’ over-allotment option. In connection with our IPO, we issued an additional 3,484,333 shares of our common stock in exchange for the ownership interests of Katonah Debt Advisors and in securities issued by the CLO Funds managed by Katonah Debt Advisors and two other asset managers. On February 29, 2012, we purchased Trimaran Advisors, a CLO manager similar to Katonah Debt Advisors. Contemporaneously with the acquisition of Trimaran Advisors, we acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors. As of December 31, 2012, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies and have approximately $3.6 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from us by separate management teams and investment committees.

Including employees of our Asset Manager Affiliates, we employ an experienced team of 16 investment professionals and 25 total staff members. Dayl W. Pearson, our President and Chief Executive Officer, and one of our directors, has been in the financial services industry for over 33 years. During the past 20 years, Mr. Pearson has focused almost exclusively in the middle market and has originated, structured and underwritten over $7 billion of debt and equity securities. R. Jon Corless, our Chief Investment Officer has managed investment portfolios in excess of $4 billion at several institutions and has been responsible for managing portfolios of leveraged loans, high-yield bonds, mezzanine securities and middle market loans. Edward U. Gilpin, our Chief Financial Officer, Secretary and Treasurer, has significant experience in overseeing the financial reporting for asset management businesses, including the fair value accounting of CLO securities owned by them.

We are an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. Because we are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our stockholders. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The 1940 Act also generally prohibits us from declaring any cash dividend or distribution on any class of our capital stock if our asset coverage is below 200% at the time of the declaration of the dividend or distribution.

In addition, under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the “Audit and Accounting Guide for Investment Companies” issued by the AICPA Guide, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments, including our investments in the Asset Manager Affiliates, are carried on the balance sheet at fair value with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” in our statement of operations until the investment is exited, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

We have also elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code (“Code”) and intend to operate in a manner to maintain our RIC tax treatment. Accordingly, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each year.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2012 was $7.85. On December 31, 2012, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $9.19.

Our Corporate Information

Our principal executive offices are located at 295 Madison Avenue, 6th Floor, New York, New York 10017, and our telephone number is (212) 455-8300. We maintain a website on the Internet at http://www.kcapfinancial.com. The information contained in our website is not incorporated by reference into this Annual Report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Competitive Advantages

We believe that we can successfully compete with other providers of capital in the markets in which we compete for the following reasons:

•	Internally managed structure and significant management resources. We are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs, which include employing investment and portfolio management professionals, and to make distributions to our stockholders. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.
•	Multiple sourcing capabilities for assets. We have multiple sources of loans, mezzanine investments and equity investments through our industry relationships.
•	Disciplined investment process. We employ a rigorous credit review and due diligence process which our senior management has developed over more than 20 years of lending. For each analyzed company, we develop our own underwriting case and multiple stress case scenarios and an event-specific financial model reflecting company, industry and market variables.
•	Investments in a wide variety of portfolio companies in a number of different industries with no exposure to mortgage-backed securities. Our investment portfolio (excluding our investments in our Asset Manager Affiliates and CLO Fund securities) is spread across 24 different industries and 50 different entities with an average balance per investment of approximately $2.4 million.
•	Significant equity ownership and alignment of incentives. Our senior management team and the senior management team of our Asset Manager Affiliates together have a significant equity interest in the Company, ensuring that their incentives are strongly aligned with those of our stockholders.

Investment Securities

Through our middle market investment business, we invest in senior secured loans, mezzanine debt and, to a lesser extent, equity of middle market companies in a variety of industries. We target middle market companies that have strong historical cash flows, experienced management teams and identifiable and defendable market positions in industries with positive dynamics. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt.

We employ a disciplined approach in the selection and monitoring of our investments. Generally, we target investments that will generate a current return through interest income to provide for stability in our net income and place less reliance on realized capital gains from our investments. Our investment philosophy is focused on preserving capital with an appropriate return profile relative to risk. Our investment due diligence and selection generally focuses on an underlying issuer’s net cash flow after capital expenditures to service its debt rather than on multiples of net income, valuations or other broad benchmarks which frequently miss the nuances of an issuer’s business and prospective financial performance. We also generally avoid concentrations in any one industry or issuer. We manage risk through a rigorous credit and investment underwriting process and an active portfolio monitoring program.

We also may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of the CLO Funds and distressed debt or equity securities of public companies. In this regard, we typically make a minority investment in the subordinated securities or preferred stock of the CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by the CLO Funds managed by other asset management companies. The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt.

Subject to market conditions, we expect to continue to make investments in the CLO Funds managed by our Asset Manager Affiliates, which we believe will provide us with a current cash investment return. We believe that these investments will provide our Asset Manager Affiliates with greater opportunities to access new sources of capital which will ultimately increase our Asset Manager Affiliates’ assets under management and resulting management fee income. We also expect to receive distributions of recurring fee income and to generate capital appreciation from our investment in the asset management business of our Asset Manager Affiliates.

As a manager of the CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses.

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

Our Asset Manager Affiliates may receive incentive fees from CLO Funds they manage provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares. Subject to market conditions, we expect to continue to make investments in CLO Funds managed by our Asset Manager Affiliates, which we believe, will provide us with a current cash investment return. We believe that these investments will provide our Asset Manager Affiliates with greater opportunities to access new sources of capital which will ultimately increase our Asset Manager Affiliates’ assets under management and resulting management fee income. Currently, two funds have achieved the threshold and are receiving incentive fees.

The revenue that our Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses pursuant to an overhead allocation agreement with the Company associated with their operations, including compensation of their employees, may be distributed to us. Cash distributions of our Asset Manager Affiliates’ net income are recorded as “dividends from affiliate asset managers” in our financial statements when declared.

Because we also recognize the need to have funds available for operating our business and to make investments, we seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet abnormal and unexpected funding requirements. As a result, we may hold varying amounts of cash and other short-term investments for liquidity purposes.

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

Investment Portfolios

Our investment portfolio generates net investment income, which is generally used to pay principal and interest on our borrowings and to fund our dividends. Our investment portfolio consists of three primary components: debt securities, CLO fund securities and our investment in our wholly owned Asset Manager Affiliates. As of December 31, 2012, we also had investments in equity securities of approximately 3% of our investment portfolio.

Below are summary attributes for each of our primary investment portfolio components as of and for the year ended December 31, 2012:

Debt Securities

•	represent approximately 35% of total investment portfolio;
•	represent credit instruments issued by corporate borrowers;
•	primarily senior secured and junior secured loans (54% and 30% of debt securities, respectively);
•	spread across 24 different industries and 50 different entities;
•	average balance per investment of approximately $2.4 million;
•	all but five issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations;
•	weighted average interest rate of 7.5% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to December 31, 2012 unless otherwise specified)

•	represent approximately 27% of total assets at December 31, 2012;
•	84% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 16% of CLO Fund Securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	Fifteen different CLO Fund securities; twelve of such CLO Fund securities are managed by asset manager affiliates; and
•	two CLO Fund securities, not managed by the Asset Manager Affiliates, representing a fair value of $601,000, are not currently providing a dividend payment to us.

Asset Manager Affiliates

•	represent approximately 25% of total investment portfolio;
•	have approximately $3.6 billion of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive fee of a CLO Fund provided that the CLO Fund achieves a minimum designated return on investment. Currently, two such funds are collecting incentive fees.
•	dividends paid by our Asset Manager Affiliates are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend and service our debt obligations;
•	for the year ended December 31, 2012, our Asset Manager Affiliates had EBITDA of approximately $5.9 million; and
•	for the year ended December 31, 2012, our Asset Manager Affiliates made distributions of approximately $4.7 million to us in the form of a dividend which is recognized as current earnings to us.

Investment Structure and Process

Structure

We originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. In addition to our middle market investment business, our wholly-owned portfolio companies manage the CLO Funds, in which we also may make an investment, that invest in broadly syndicated loans, high-yield bonds and other corporate credit instruments.

Our investments generally average between $1 million to $20 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. We expect that the size of our investments and maturity dates may vary as follows:

•	senior secured term loans from $2 to $20 million maturing in five to seven years;
•	second lien term loans from $5 to $15 million maturing in six to eight years;
•	senior unsecured loans $5 to $10 million maturing in six to eight years;
•	mezzanine loans from $5 to $15 million maturing in seven to ten years; and
•	equity investments from $1 to $5 million.

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

Process

We employ the same due diligence intensive investment strategy that our senior management team has used over the past 30 years. Due to our ability to source transactions through multiple channels, we expect to continue to maintain a substantial pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

We focus on lending and investing opportunities in:

•	companies with EBITDA of $10 to $50 million;
•	companies with financing needs of $25 to $150 million;
•	companies purchased by top tier equity sponsors;
•	non-sponsored companies with successful management and systems;
•	high-yield bonds and broadly syndicated loans to larger companies on a selective basis; and
•	equity co-investment in companies where we see substantial opportunity for capital appreciation.

We expect to continue to source investment opportunities from:

•	private equity sponsors;
•	regional investment banks for non-sponsored companies;
•	other middle market lenders with whom we can “club” loans; and
•	our Asset Manager Affiliates with regard to high-yield bonds and syndicated loans.

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

Elements of the qualitative analysis we use in evaluating investment opportunities include the following:

•	industry fundamentals;
•	competitive position and market share;
•	past ability to work through historical down-cycles;
•	quality of financial and technology infrastructure;
•	sourcing risks and opportunities;
•	labor and union strategy;
•	technology risk;
•	diversity of customer base and product lines;
•	quality and experience of management;
•	quality of financial sponsor (if applicable); and
•	acquisition and integration history.

Elements of the quantitative analysis we use in evaluating investment opportunities include the following:

•	income statement analysis of growth and margin trends;
•	balance sheet analysis of working capital efficiency;
•	cash flow analysis of capital expenditures and free cash flow;
•	financial ratio and market share standing among comparable companies;
•	financial projections: underwriting versus stress case;
•	event specific credit modeling;
•	future capital expenditure needs and asset sale plans;
•	downside protection to limit losses in an event of default;
•	risk adjusted returns and relative value analysis; and
•	enterprise and asset valuations.

The origination, structuring and credit approval processes are fully integrated. Our credit team is directly involved in all due diligence and analysis prior to the formal credit approval process.

Investment Committee

Each new investment opportunity is unanimously approved by our investment committee. Follow-on investments in existing portfolio companies require the investment committee’s approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee. The purpose our investment committee is to evaluate and approve all of our investments, subject at all times to the oversight and oversight of our Board of Directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of the Chief Executive Officer, Chief Investment Officer, and members of the Board of Directors (Messrs Pearson, Corless, Lacovara, Bloom, and Kehler). The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies.

The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements. In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report for its approval. In certain instances, our Board of Directors may also determine that its approval is required prior to the making of an investment.

Monitoring

Our management team has significant experience monitoring portfolios of middle market investments and this is enhanced by the credit monitoring procedures of our Asset Manager Affiliates. Along with origination and credit analysis, portfolio management is one of the key elements of our business. Most of our investments will not be liquid and, therefore, we must prepare to act quickly if potential issues arise so that we can work closely with management and the private equity sponsor, if applicable, of the portfolio company to take any necessary remedial action quickly. In addition, most of our senior management team, including the credit team at Asset Manager Affiliates, have substantial workout and restructuring experience.

In order to assist us in detecting issues with portfolio companies as early as possible, we perform financial analysis at least quarterly of each portfolio company. This analysis typically includes:

•	reviewing financial statements with comparisons to prior year financial statements, as well as the current budget including key financial ratios such as debt/EBITDA, margins and fixed charge coverage;
•	independently computing and verifying compliance with financial covenants;
•	reviewing and analyzing borrowing base, if any;
•	discussion of MD&A with management and the private equity sponsor, if applicable;
•	determining if current performance could cause future financial covenant default;
•	discussing prospects with the private equity sponsor, if applicable;
•	determining if a portfolio company should be added to our “watch list” (companies to be reviewed in more depth);
•	if a company is not meeting expectations, reviewing original underwriting assumptions and determining if either enterprise value or asset value has deteriorated enough to warrant further action; and
•	updates to be reviewed by both our Chief Executive Officer and Chief Investment Officer.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $7.85 and $7.85 as of December 31, 2012 and December 31, 2011, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2012		December 31, 2011
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Time deposits	$1,942,834	$0.07	$229,152	$0.01
Money market account	30,543,824	1.15	31,622,134	1.38
Debt securities	111,037,882	4.20	114,673,506	4.98
CLO Fund securities	83,257,507	3.15	48,438,317	2.11
Equity securities	8,020,716	0.31	6,040,895	0.26
Asset manager affiliates	77,242,000	2.92	40,814,000	1.78
Cash	738,756	0.02	2,555,259	0.11
Other assets	6,476,954	0.24	3,760,398	0.16
Total Assets	$319,260,473	$12.06	$248,133,661	$10.79
Senior Convertible Notes	60,000,000	2.27	60,000,000	2.61
Senior Notes	41,400,000	1.56	—	—
Other liabilities	9,984,814	0.38	7,607,719	0.33
Total Liabilities	$111,384,814	$4.21	$67,607,719	$2.94
NET ASSET VALUE	$207,875,659	$7.85	$180,525,942	$7.85

(1)	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.

Please refer to “— Investment Portfolio” below for a further description of our investment portfolio and the fair value thereof.

As a BDC, we invest primarily in illiquid securities, including loans to and warrants of private companies and interests in other illiquid securities, such as interests in the CLO Funds. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

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

The significant inputs used to determine the fair value of equity and equity-related securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity and equity-related securities are classified as Level III as described in — “Critical Accounting Policies — Valuation of Portfolio Investments” below), when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies as applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

CLO Fund Securities

Our investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by us, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which we have invested or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds. We recognize unrealized appreciation or depreciation on our investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investments. We determine the fair value of our investments in CLO Fund securities on a security-by-security basis.

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

For rated note tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds, and also considers other factors such as indicative prices provided by underwriters or brokers who arrange CLO Funds, and the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Asset Manager Affiliates

As with all other investments, the fair value for the Asset Manager Affiliates is determined quarterly. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. The Asset Manager Affiliates are classified as a Level III investment as described in — “Critical Accounting Policies — Valuation of Portfolio Investments” below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

Competition

Our primary competitors provide financing to prospective portfolio companies and include commercial banks, specialty finance companies, hedge funds, structured investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. For additional information concerning the competitive risks we face, see “Item 1A.Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities.”

We believe that we provide a unique combination of an experienced middle market origination and credit team and an existing credit platform at both Katonah Debt Advisors and Trimaran Advisors that includes experienced lenders with broad industry expertise. We believe that this combination of resources provides us with a thorough credit process and multiple sources of investment opportunities to enhance our asset selection process.

Exchange Act Reports

We maintain a website at www.kcapfinancial.com. The information on our website is not incorporated by reference in this Annual Report.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

We are not currently a party to any material legal proceedings, other than routine litigation arising in the ordinary course of business. Such litigation is not expected to have a material adverse effect on the business, financial condition, or results of the Company’s operations.

Employees

As of December 31, 2012, we and our Asset Manager Affiliates had 25 employees, including an experienced team of 16 investment professionals.

REGULATION

The following discussion is a general summary of some of the material prohibitions and restrictions governing BDCs generally. It does not purport to be a complete description of all the laws and regulations affecting BDCs.

A BDC is a unique kind of Investment Company that primarily focuses on investing in or lending to private or relatively small publicly traded companies and making managerial assistance available to them. A BDC provides stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage privately-owned companies. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. We have implemented certain procedures, both written and unwritten, to ensure that we do not engage in any prohibited transactions with any persons affiliated with us. If such affiliations are found to exist, we seek Board and/or committee review and approval or exemptive relief from the SEC for such transactions, as appropriate.

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

(c)	satisfies any of the following:
(i)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit;
(ii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or
(iv)	does not have any class of securities listed on a national securities exchange (or, if it has a class of securities listed on a national securities exchange, has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million).
•	Securities of any eligible portfolio company that we control;
•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company and is in bankruptcy and subject to reorganization;
•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities;
•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment; and
•	Under certain limited circumstances, securities of companies that were eligible portfolio companies at the time of the initial investment but that are not eligible portfolio companies at the time of the follow-on investment.

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

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” As of December 31, 2012 our asset coverage ratio was 305%, above the minimum required asset coverage level of 200%.

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

Code of Ethics

We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. A copy of the code of ethics is available on the Corporate Governance section of the Company’s website at http://www.kcapfinancial.com. Our code of ethics may also be reviewed and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of the code of ethics may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, our code of ethics is available on the SEC’s website at http://www.sec.gov.

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

TAXATION AS A REGULATED INVESTMENT COMPANY

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to operate in a manner to maintain our RIC tax treatment. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirements we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any net ordinary income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (c) any income or gains realized, but not distributed, in the preceding year and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate-level U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

To qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be regulated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
º	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
º	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

If we do not satisfy the requirements of the Diversification Tests as of the end of any quarter, we will not lose our status as RIC provided that (i) we satisfied the requirements in a prior quarter and (ii) our failure to satisfy the requirements in the current quarter is not due in whole or in part to an acquisition of any security or other property.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and become subject to corporate-level U.S. federal income taxes on all of our taxable income without the benefit of the dividends-paid deduction.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order (i) to satisfy the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and (ii) to satisfy the Diversification Tests. However, under the 1940 Act, we are not permitted to borrow additional funds or to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualification as a RIC. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement, or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (a) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (b) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (c) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (d) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (e) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (f) cause us to recognize income or gain without a corresponding receipt of cash, (g) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (h) adversely alter the characterization of certain complex financial transactions and (i) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such capital gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay corporate-level U.S. federal income taxes on their earnings, which ultimately will reduce our return on such income and fees.

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

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Select Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. Shares purchased in open market transactions by the plan administrator of the dividend reinvestment plan will be allocated to a stockholder based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased with respect to the dividend.

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

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report on Form 10-K, the following information should be carefully considered before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose part or all of your investment.

Risks Related to Our Business and Structure

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Further, Moody’s Investor Service has warned that it may downgrade the U.S. government’s rating if the federal debt is not stabilized. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our senior management for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of our senior management as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our senior management team. The departure of any of the members of our senior management or a significant number of our senior personnel could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with other BDCs, as well as a large number of investment funds, investment banks and other sources of financing, including traditional financial services companies, such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable some of our competitors to make commercial loans with interest rates that are comparable to or lower than the rates we typically offer. We may lose prospective portfolio investments if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of our potential competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities or that we will be able to fully invest our available capital. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected.

If we are unable to source investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our senior management team’s ability to identify, evaluate and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, we need to continue to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. However, we cannot provide assurance that any such employees will contribute to the success of our business or that we will implement such systems effectively. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our senior management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within their networks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our senior management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our senior management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may have difficulty paying distributions required to maintain our RIC status if we recognize income before or without receiving cash equal to such income.

In accordance with the Code, we include in income certain amounts that we have not yet received in cash, such as contracted non-cash PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted non-cash PIK arrangements are included in income for the period in which such non-cash PIK interest was received, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments generally are valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants is allocated to the warrants that we receive. This generally results in the associated debt investment having “original issue discount” for tax purposes, which we must recognize as ordinary income as it accrues. This increases the amounts we are required to distribute to maintain our qualification for tax treatment as a RIC. Because such original issue discount income might exceed the amount of cash received in a given year with respect to such investment, we might need to obtain cash from other sources to satisfy such distribution requirements. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to annually distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not maintain our qualification for tax treatment as a RIC. Accordingly, we may have to sell some of our assets, raise additional debt or equity securities or reduce new investment originations to meet these distribution requirements.

We may incur losses as a result of “first loss” agreements into which we or our Asset Manager Affiliates may in the future enter into in connection with warehousing credit arrangements which we may put in place prior to raising a CLO Fund and pursuant to which we would typically agree to reimburse credit providers for a portion of losses (if any) on warehouse investments.

We and our Asset Manager Affiliates have in the past entered, and may in the future enter, into “first loss” agreements in connection with warehouse credit lines to be established by our Asset Manager Affiliates to fund the initial accumulation of loan investments for future CLO Funds that our Asset Manager Affiliates will manage. Such agreements (referred to as “first loss agreements” or “first loss obligations”) frequently relate to (i) losses as a result of individual loan investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan) when such fund formation is completed or (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line. As a result, we may incur losses if loans and debt obligations that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available to make distributions.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available to pay dividends or interest and principal on our securities and could cause you to lose all or part of your investment.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in the common stock. We have issued senior securities, and in the future may borrow from, or issue additional senior securities (such as preferred or convertible securities or debt securities) to, banks and other lenders and investors. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. Lenders and holders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distributions. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage. There can be no assurance that our leveraging strategy will be successful.

As of December 31, 2012, we had $101.4 million of indebtedness outstanding which had a weighted average interest cost of 8.19%. We may incur additional indebtedness in the future, although there can be no assurance that we will be successful in doing so.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(19.4)%	(11.7)%	(4.0)%	3.7%	11.4%

(1)	Assumes $319 million in total assets, $101 million in debt outstanding, $208 million in net assets, and an average cost of funds of 8.2%. Actual interest payments may be different.
(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2012 net assets of at least 4%.

Our outstanding indebtedness imposes, and additional debt we may incur in the future will likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to add new debt facilities or issue additional debt securities or other evidences of indebtedness in lieu of or in addition to existing indebtedness could have a material adverse effect on our business, financial condition or results of operations.

All of the investments originated with funds drawn under our $30 million credit facility will be subject to security interests under the our $30 million financing facility with Credit Suisse AG (the “Facility”) and if we default on our obligations there under, we may suffer adverse consequences, including the lender foreclosing on those investments. In addition, we have pledged and granted a security interest to the lender under the facility in our right, title and interest in, to and under the senior management fees and subordinated management fees paid to us by certain CLO Funds managed by Trimaran Advisors.

All of the investments originated with funds drawn under our $30 million financing facility with Credit Suisse AG (the ”Facility”) will be subject to security interests under the Facility. If we default on our obligations under the Facility, the lender may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to its security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings under the Facility in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. In connection with any such foreclosure and our subsequent liquidation, the lender would receive proceeds there from before the holders of our securities and, as a result, the holders of our securities may not receive any proceeds upon the liquidation of these investments. If the lender exercises its right to sell the assets pledged under the Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Facility.

In addition, we have pledged and granted a security interest to the lender under the Facility in our right, title and interest in, to and under the senior management fees and subordinated management fees paid to us by certain CLO Funds managed by Trimaran Advisors. If we default on our obligations under the Facility, the lender (and not us) would be entitled to receive such fees from Trimaran Advisors, which could impair our financial condition and operating results.

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of December 31, 2012, our asset coverage ratio was 305%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

•	our exposure to risk of loss is greater if we incur debt or issue senior securities to finance investments because a decrease in the value of our investments has a greater negative impact on our returns and, therefore, the value of our business if we did not use leverage;
•	the decrease in our asset coverage ratio resulting from increased leverage and the covenants contained in documents governing our indebtedness (which may impose asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act) limit our flexibility in planning for, or reacting to, changes in our business and industry, as a result of which we could be required to liquidate investments at an inopportune time;
•	we are required to dedicate a portion of our cash flow to interest payments, limiting the availability of cash for dividends and other purposes; and
•	our ability to obtain additional financing in the future may be impaired.

We cannot be sure that our leverage will not have a material adverse effect on us. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use some or all of the proceeds thereof to repay our outstanding indebtedness.

Pending legislation may allow us to incur additional leverage.

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

Deterioration in the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Such economic adversity could impair our portfolio companies' financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

The broader economic fundamentals of the United States economy remain uncertain. Unemployment levels remain elevated and other economic fundamentals remain depressed. In the event that the United States economic performance contracts, it is likely that the financial results of middle market companies, like those in which we invest, could experience deterioration or limited growth, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions, which could also have a negative impact on our future results.

Although we have been able to secure access to additional liquidity, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Because we intend to continue to distribute substantially all of our income and net realized capital gains to our stockholders, we will need additional capital to finance our growth.

In order to continue to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to continue to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%, as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of such borrowings. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities.

We may from time to time expand our business through acquisitions, which could disrupt our business and harm our financial condition.

We may pursue potential acquisitions of, and investments in, businesses complementary to our business and from time to time engage in discussions regarding such possible acquisitions. For example, in February 2012, we completed the acquisition of Trimaran Advisors. Such acquisition and any other acquisitions we may undertake involve a number of risks, including:

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

If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities. Any acquisition, including the Trimaran Advisors acquisition, may not result in short-term or long-term benefits to us. If we are unable to integrate or successfully manage any business that we acquire, we may not realize anticipated cost savings, improved efficiencies or revenue growth, which may result in reduced profitability or operating losses.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, the effects may adversely affect our business and they could negatively impact our ability to pay you dividends and could cause you to lose all or part of your investment or interest and principal on our securities.

Our businesses may be adversely affected by litigation and regulatory proceedings.

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

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

If we do not continue to qualify as a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act; our failure to qualify as a BDC would make us subject to additional regulatory requirements, which may significantly decrease our operating flexibility by limiting our ability to employ leverage and issue common stock.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such issuance or incurrence. With respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets declines, we may be unable to satisfy the asset coverage test. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

If in the future we issue debt or preferred stock, all of the costs of offering and servicing such debt or preferred stock, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our board of directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in the best interests of KCAP Financial and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders. In addition to issuing securities to raise capital as described above; we may securitize a portion of the loans generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

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

If we do not invest a sufficient portion of our assets in “qualifying assets,” we could be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” for purposes of the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” See “Regulation”.

We believe that most of the senior loans and mezzanine investments that we acquire constitute “qualifying assets.” However, investments in the securities of CLO Funds generally do not constitute “qualifying assets,” and we may invest in other assets that are not “qualifying assets.” If we do not invest a sufficient portion of our assets in “qualifying assets,” we may be precluded from investing in what we believe are attractive investments, which would have a material adverse effect on our business, financial condition and results of operations. These restrictions could also prevent us from making investments in the equity securities of CLO Funds, which could limit our Asset Manager Affiliates’ ability to organize new CLO Funds. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

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

We will be subject to corporate-level U.S. federal income taxes if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income taxes.

•	The source income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” If we do not satisfy the diversification requirements as of the end of any quarter, we will not lose our status as RIC provided that (i) we satisfied the requirements in a prior quarter and (ii) our failure to satisfy the requirements in the current quarter is not due in whole or in part to an acquisition of any security or other property.

Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Moreover, if we fail to maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income taxes, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on our stockholders.

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

Beginning with the period ending June 30, 2011, the Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2012, our largest investment, our 100% equity interest in our Asset Manager Affiliates, equaled approximately 24.8% of the fair value of our total investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

We expect to receive distributions of recurring fee income, after the payment of their expenses, from the asset management activities of our Asset Manager Affiliates. However, the existing asset management agreements pursuant to which our Asset Manager Affiliates receive such fee income from the CLO Funds for which they serve as managers may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by our Asset Manager Affiliates of the indenture governing the applicable CLO Fund, breaches by our Asset Manager Affiliates of certain specified provisions of the indenture, material breaches of representations or warranties made by our Asset Manager Affiliates, bankruptcy or insolvency of our Asset Manager Affiliates, fraud or criminal activity on the part of our Asset Manager Affiliates or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions. Further, a significant portion of the asset management fees payable to our Asset Manager Affiliates under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated or the CLO Funds do not generate enough income or otherwise have insufficient residual cash flow due to diversion of cash as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements to pay the subordinated management fees, we will not receive the fee income that we expect to continue to receive from our Asset Manager Affiliates, which will reduce income available to make distributions to our stockholders. At December 31, 2012, our Asset Manager Affiliates were receiving all (senior and subordinate) management fees payable by the CLO Funds managed by them.

We may not receive any return on our investment in the CLO Funds in which we have invested and we may be unable to raise additional CLO Funds.

As of December 31, 2012, we had $83 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds managed by our Asset Manager Affiliates and certain other third party asset managers. Subject to market conditions and legal requirements applicable to us under the 1940 Act, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by our Asset Manager Affiliates and/or third party managers. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, we may not be able to continue to complete new CLO Funds due to prevailing CLO market conditions or other factors.

Risks Related to Our Common Stock

There is a risk that we may not make distributions.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC and a covenant that we agreed to in connection with the issuance of the 7.375% Senior Notes due 2019 (the ”Senior Notes”), we are limited in our ability to make distributions in certain circumstances. In this regard, we agreed in connection with our issuance of the Senior Notes that for the period of time during which the Senior Notes are outstanding, we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These provisions generally prohibit us from declaring any cash dividend or distribution upon our common stock, or purchasing any such common stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

Investing in shares of our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, volatility or loss of principal than alternative investment options. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and we cannot assure you that the market price of our common stock will not decline following any offering of our common stock.

We cannot predict the price at which our common stock will trade. Shares of closed-end investment companies frequently trade at a discount to their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. The risk of loss associated with this characteristic of closed-end investment companies may be greater for investors expecting to sell shares of common stock soon after the purchase of such shares of common stock. In addition, if our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval of our stockholders and our independent directors.

Our share price may be volatile and may fluctuate substantially.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•	our inability to deploy or invest our capital;
•	fluctuations in interest rates;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;
•	changes in regulatory policies or tax rules, particularly with respect to RICs or BDCs;
•	inability to maintain our qualification as a RIC for U.S. federal income tax purposes;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio;
•	general economic conditions and trends; and
•	departure of key personnel.

If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

At our 2012 annual meeting of stockholders held on June 22, 2012, our stockholders approved our ability to sell an unlimited number of shares of our common stock at any level of discount from net asset value per share during the 12 month period following the June 22, 2012 approval in accordance with the exception described above in “Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

Our stockholders may experience dilution upon the conversion of our Convertible Senior Notes.

Our 8.75% convertible senior notes due 2016 (the “Convertible Senior Notes”) are convertible into shares of our common stock at any time prior to the end of business on the business day preceding the maturity date. Upon conversion, we will satisfy our conversion obligation by issuing shares of our common stock to the converting holder and, under certain limited circumstances, may elect to deliver cash in lieu of shares otherwise deliverable upon conversion to comply with certain listing standards of The NASDAQ Global Select Market. The conversion price as of December 31, 2012 of the convertible senior is approximately 122.5638 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, equivalent to a conversion price of approximately $8.159 per share of our common stock. Our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock on any conversion of the Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued on any conversion.

Risks Related to Our Senior Notes and Our Convertible Senior Notes

The Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries or the Asset Manager Affiliates. As a result, the Senior Notes are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness, including indebtedness under the Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries and the Asset Manager Affiliates may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Senior Notes.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries and portfolio companies with respect to which we hold equity investments, including the Asset Manager Affiliates.

The Senior Notes are obligations exclusively of KCAP Financial, Inc., and not of any of our subsidiaries or the Asset Manager Affiliates. None of our subsidiaries or the Asset Manager Affiliates are guarantors of the Senior Notes, and the Senior Notes will not be required to be guaranteed by any subsidiary or asset management firm we may acquire or create in the future. Any assets of our subsidiaries and the Asset Manager Affiliates will not be directly available to satisfy the claims of our creditors, including holders of the Senior Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Senior Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Senior Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments, including the Asset Manager Affiliates and any subsidiaries of the Asset Manager Affiliates that we may in the future acquire or establish. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Senior Notes.

The indenture under which the Senior Notes are issued contains limited protection for holders of the Senior Notes.

The indenture under which the Senior Notes are issued offers limited protection to holders of the Senior Notes. The terms of the indenture and the Senior Notes do not restrict our or any of our subsidiaries or the Asset Manager Affiliates’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Senior Notes. In particular, the terms of the indenture and the Senior Notes do not place any restrictions on our or our subsidiaries or the Asset Manager Affiliates’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries or the Asset Manager Affiliates and which therefore is structurally senior to the Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the Asset Manager Affiliates that would be senior to our equity interests in those entities and therefore rank structurally senior to the Senior Notes with respect to the assets of our subsidiaries and the Asset Manager Affiliates, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions.

These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Senior Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Senior Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Senior Notes do not protect holders of the Senior Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described above. Any changes to the 200% asset coverage ratio in the 1940 Act could affect the Senior Notes. See “— Risk Factors — Risks Related to Our Business and Structure — Pending legislation may allow us to incur additional leverage.”

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Senior Notes may have important consequences for you as a holder of the Senior Notes, including making it more difficult for us to satisfy our obligations with respect to the Senior Notes or negatively affecting the trading value of the Senior Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Senior Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Senior Notes.

Even though the Senior Notes are listed on the NYSE, an active trading market for the Senior Notes may not develop, or if it does develop, it will be sustained, which could limit your ability to sell the Senior Notes or the market price of the Senior Notes.

We cannot provide any assurances that an active trading market will develop for the Senior Notes or that, if it does develop, it will be sustained or that you will be able to sell your Senior Notes. The Senior Notes may trade at a discount from the price paid for the notes depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors.

Accordingly, we cannot assure you that a liquid trading market will develop for the Senior Notes, or that, if an active trading market for the Senior Notes does develop, it will be sustained, that you will be able to sell your Senior Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop the liquidity and trading price for the Senior Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Senior Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Convertible Senior Notes.

Any default under the agreements governing our indebtedness, including a default under the Convertible Senior Notes due 2016 and the Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Convertible Senior Notes and substantially decrease the market value of the Convertible Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Facility or other debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the lender under the Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Facility or other debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Convertible Senior Notes have, and any future debt we issue will likely have, customary cross-default provisions, if the indebtedness under the Convertible Senior Notes or any other debt we may issue is accelerated, we may be unable to repay or finance the amounts due.

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

The Company is not currently a party to any material legal proceedings, other than routine litigation arising in the ordinary course of business. Such litigation is not expected to have a material adverse effect on the business, financial condition, or results of the Company’s operations.

In November 2012, we reached a final settlement with the SEC to resolve the previously disclosed SEC investigation into the 2008 and 2009 valuations of certain of our investments and the valuation methodology and procedures used by us to value our investments prior to 2010. The SEC determined that KCAP violated certain reporting, books and records, and internal controls provisions of the federal securities laws. Under the terms of the settlement, KCAP will not pay any penalty or other monetary amounts. The SEC also reached settlements with two current and one former executive officer of KCAP, who each agreed to pay certain civil monetary penalties.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “KCAP.” We completed our initial public offering on December 11, 2006 at an initial public offering (“IPO”) price of $15.00 per share. Prior to such date there was no public market for our common stock.

The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The NASDAQ Global Select Market in respect of the periods indicated. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

Quarterly Stock Prices for 2012 and 2011

	High	Low	Close	NAV(1)
2012:
Fourth quarter	$9.67	$7.40	$9.19	$7.85
Third quarter	$9.36	$7.27	$9.26	$7.82
Second quarter	$7.26	$5.58	$7.26	$7.66
First quarter	$7.34	$6.35	$6.91	$7.78
2011:
Fourth quarter	$6.85	$5.65	$6.31	$7.85
Third quarter	$8.26	$5.33	$5.85	$8.29
Second quarter	$8.16	$7.12	$7.95	$8.52
First quarter	$8.58	$6.70	$8.26	$8.64

(1)	Net Asset Value (“NAV”) per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

We began paying quarterly dividends in our first full quarter of operations following our IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 — “Distributable Tax Income” from our Notes to the Financial Statements included herein. The table below provides information relating to dividends we paid in respect of the periods indicated.

Dividend Declarations

	Dividend	Declaration Date	Record Date	Pay Date
2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012
Total declared for 2012	$0.94
2011:
Fourth quarter	$0.18	12/12/2011	12/23/2011	1/27/2012
Third quarter	0.18	9/15/2011	10/10/2011	10/28/2011
Second quarter	0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011
Total declared for 2011	$0.70

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2012. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2012)

(1)	Total return includes reinvestment of dividends through December 31, 2012. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

HOLDERS

As of December 31, 2012, there were 20 shareholders of record of our common stock and approximately 13,170 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

As disclosed elsewhere in this Annual Report, we issued 3,600,000 shares of our common stock as consideration in connection with our acquisition of Trimaran Advisors in February 2012. These shares of common stock were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) as a transaction not involving any public offering. In addition, we issued 76,208 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2008, the Board of Directors approved a $5 million share repurchase plan. Any share repurchases are subject to timing restrictions and other applicable regulations. We did not repurchase any shares of our common stock during the year ended December 31, 2012.

DIVIDEND POLICY

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if because any, will be determined by our Board of Directors. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which the required distribution amount exceeds the actual distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

We cannot assure you that we will achieve results that will permit the payment of any cash distributions and, because we issued public senior securities (i.e. the Senior Notes), we are prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratio stipulated by the 1940 Act. Similarly, we may be prohibited from making distributions by the terms of any of our other borrowings.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information regarding the Amended and Restated 2006 Equity Incentive Plan and the Amended and Restated Non-Employee Director Plan as of December 31, 2012:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	60,000	$7.24	1,624,550	(2)(3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	60,000	7.24	1,624,550

(1)	The Company’s Amended and Restated 2006 Equity Incentive Plan and Amended and Restated Non-Employee Director Plan.
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
(3)	The 1,624,550 shares issuable under the Company’s Amended and Restated 2006 Equity Incentive Plan may be issued in the form of options, restricted stock or other stock-based awards. The 31,000 shares issuable under the Company’s Amended and Restated Non-Employee Director Plan may currently be issued in the form of restricted stock.

Item 6.	Selected Financial Data

The following selected financial and other data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

KCAP FINANCIAL, INC.
SELECTED FINANCIAL DATA

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008(1)
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$33,578,974	$23,823,588	$24,638,631	$33,497,213	$46,208,978
Fees and other income	304,882	86,057	215,233	399,338	1,653,232
Dividends from affiliate asset manager	4,700,000	1,910,000	4,500,000	—	1,350,000
Other Income	—	2,000,000	—	—	—
Total interest and related portfolio income	38,583,856	27,819,645	29,353,864	33,896,551	49,212,210
Expenses:
Interest and amortization of debt issuance costs	6,976,018	4,588,482	7,088,202	9,276,563	10,925,624
Compensation	3,172,814	3,907,900	3,322,895	3,222,604	3,940,638
Other	4,344,611	3,490,939	7,045,648	3,066,729	3,640,031
Total operating expenses	14,493,443	11,987,321	17,456,745	15,565,896	18,506,293
Net Investment Income	24,090,413	15,832,324	11,897,119	18,330,655	30,705,917
Realized and unrealized gains (losses) on investments:
Net realized loss	(3,232,975)	(18,476,608)	(17,862,984)	(15,782,121)	(575,179)
Net change in unrealized gains (losses)	5,268,341	10,293,828	(8,322,812)	31,854,736	(93,414,146)
Total net gains (losses)	2,035,366	(8,182,780)	(26,185,796)	16,072,615	(93,989,325)
Net increase (decrease) in net assets resulting from operations	$26,125,778	$7,649,544	$(14,288,677)	$34,403,270	$(63,283,408)
Per Share:
Earnings per common share – basic	$1.00	$0.33	$(0.63)	$1.56	$(3.09)
Earnings per common share – diluted	$0.95	$0.33	$(0.63)	$1.56	$(3.09)
Net investment income per share – basic	$0.93	$0.69	$0.53	$0.83	$1.50
Net investment income per share – diluted	$0.89	$0.69	$0.53	$0.83	$1.50
Dividends declared per common share	$0.94	$0.69	$0.68	$0.92	$1.44
Balance Sheet Data:
Investment assets at fair value	$312,044,763	$239,791,681	$191,186,296	$409,105,621	$460,509,190
Total assets	$319,260,473	$248,133,661	$279,822,686	$439,416,057	$469,156,229
Total debt outstanding	$101,400,000	$60,000,000	$86,746,582	$218,050,363	$261,691,148
Stockholders' equity	$207,875,659	$180,525,942	$186,925,667	$213,895,724	$196,566,018
Net asset value per common share	$7.85	$7.85	$8.21	$9.56	$9.03
Common shares outstanding at end of year	26,470,408	22,992,211	22,767,130	22,363,281	21,771,186
Other Data:
Investments funded(2)	123,165,150	85,541,809	11,245,300	23,482,349	109,442,643
Principal collections related to investment repayments or sales(2)	104,556,500	81,681,314	223,103,170	84,503,183	72,345,600
Number of portfolio investments at year end(2)	88	68	58	124	149
Weighted average yield of income producing debt investments(3)	7.5%	8.4%	8.6%	6.5%	7.0%

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.
(2)	Does not include investments in time deposits or money markets.
(3)	Weighted average yield of income producing debt investments is calculated as the average yield to par outstanding balances for investments in loans, bonds, and mezzanine debt. The yields on CLO equities and investment in our wholly-owned portfolio managers, Katonah Debt Advisors and Trimaran, are excluded.

Item 7A.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A. Risk Factors” and “Note About Forward-Looking Statements” appearing elsewhere in this annual report.

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a BDC under the 1940 Act. We originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. We define the middle market as comprising companies with EBITDA of $10 million to $50 million and/or total debt of $25 million to $150 million.

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We also expect to receive distributions of recurring fee income and to generate capital appreciation from our investments in the asset management businesses of the Asset Manager Affiliates.

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

Katonah Debt Advisors, a registered investment adviser, is a wholly-owned portfolio company of the Company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, we purchased Trimaran Advisors, a registered investment adviser and CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of our common stock. Contemporaneously with the acquisition of Trimaran Advisors, we acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2012, Katonah Debt Advisors and Trimaran Advisors are our only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.6 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from us by separate management teams and investment committees.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the “Audit and Accounting Guide for Investment Companies” issued by the AICPA Guide, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments, including our investments in the Asset Manager Affiliates, are carried on the balance sheet at fair value with any adjustments to fair value recognized as “Net Change in

Unrealized Appreciation (Depreciation)” in our statement of operations until the investment is exited, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

We have elected to be treated for U.S. federal income tax purposes as a RIC and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2012 was $7.85. On December 31, 2012, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $9.19.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary business is lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, CLO equity investments and other equity-based investments, which may include warrants.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Affiliate Asset Managers	Total Portfolio
Fair Value at December 31, 2009	$297,356,529	$48,971,000	$4,713,246	$58,064,720	$409,105,495
2010 Activity:
Purchases/originations/draws	9,981,426	—	1,927,366	3,780,817	15,689,609
Pay-downs/pay-offs/sales	(208,820,374)	—	—		(208,820,374)
Net accretion of discount	381,677	85,150	—	—	466,827
Net realized losses	(17,053,242)	—	(809,742)	—	(17,862,984)
Increase (decrease) in fair value	9,196,912	3,974,850	(1,142,038)	(20,352,537)	(8,322,813)
Fair Value at December 31, 2010	91,042,928	53,031,000	4,688,832	41,493,000	190,255,760
2011 Activity:
Purchases/originations/draws	81,815,921	—	3,218,151	(194,027)	84,840,045
Pay-downs/pay-offs/sales	(56,944,765)	(1,935,000)	(141,769)	—	(59,021,534)
Net accretion of discount	156,180	1,398,283	—	—	1,554,463
Net realized losses	(17,261,608)	(1,215,000)	—	—	(18,476,608)
Increase (decrease) in fair value	15,864,850	(2,840,966)	(1,724,319)	(484,973)	10,814,592
Fair Value at December 31, 2011	114,673,506	48,438,317	6,040,895	40,814,000	209,966,718
2012 Activity:
Purchases/originations/draws	107,417,624	24,715,500	1,815,978	38,823,228	172,772,330
Pay-downs/pay-offs/sales	(104,504,327)	(2,234,916)	—	—	(106,739,243)
Net accretion of discount	385,590	1,137,344	—	—	1,522,934
Net realized losses	(3,232,975)	—	—	—	(3,232,975)
Increase (decrease) in fair value	(3,701,536)	11,201,262	163,843	(2,395,228)	5,268,341
Fair Value at December 31, 2012	$111,037,882	$83,257,507	$8,020,716	$77,242,000	$279,558,105

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

The following table shows the Company’s portfolio by security type at December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Time Deposits	$1,942,834	$1,942,834	1%	$229,152	$229,152	—%
Money Market Account(2)	30,543,824	30,543,824	10	31,622,134	31,622,134	13
Senior Secured Loan	67,874,565	60,258,885	19	54,045,184	45,259,328	19
Junior Secured Loan	49,646,273	33,486,956	11	58,936,728	47,300,172	20
Mezzanine Investment	—	—	—	10,931,428	11,588,115	5
First Lien Bond	2,928,762	3,000,000	1	—	—	—
Senior Subordinated Bond	2,729,088	2,735,881	1	9,997,898	10,125,891	4
Senior Unsecured Bond	10,798,463	11,185,000	4	—	—	—
CLO Fund Securities	90,146,410	83,257,507	27	66,528,482	48,438,317	20
Equity Securities	18,375,588	8,020,716	3	16,559,610	6,040,895	2
Preferred	400,000	371,160	—	400,000	400,000	—
Asset Manager Affiliates	83,161,529	77,242,000	25	44,338,301	40,814,000	17
Total	$358,547,336	$312,044,763	100%	$293,588,917	$241,818,004	100%

(1)	Represents percentage of total portfolio at fair value.
(2)	No restricted cash held for employee flexible spending accounts.

At December 31, 2012 and December 31, 2011, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.5% and 8.4%, respectively.

The investment portfolio (excluding the Company’s investment in asset manager affiliates and CLO Funds) at December 31, 2012 was spread across 24 different industries and 50 different entities with an average balance per entity of approximately $2.4 million. As of December 31, 2012, all but five of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds and distressed debt or equity securities of public companies. At December 31, 2012, approximately 27% of our investments were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S. and represent approximately 27% of our portfolio).

At December 31, 2012, our ten largest portfolio companies represented approximately 62% of the total fair value of our investments. Our largest investment, Asset Manager Affiliates which are our wholly-owned portfolio companies, represented 25% of the total fair value of our investments. Excluding Asset Manager Affiliates and CLO Fund securities, our ten largest portfolio companies represent approximately 17% of the total fair value of our investments.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2012 and December 31, 2011, were as follows:

	December 31, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$5,278,896	$3,874,742	1%	$19,683,821	$19,439,230	8%
Asset Manager Affiliates	83,161,529	77,242,000	25	44,338,301	40,814,000	17
Automobile	4,945,695	5,011,608	2	—	—	—
Beverage, Food and Tobacco	18,112,772	18,285,421	6	9,892,274	9,796,565	4
Broadcasting and Entertainment	1,978,846	1,990,930	1	—	—	—
Buildings and Real Estate	18,535,511	455,524	—	18,591,674	662,443	—
Cargo Transport	—	—	—	4,374,350	4,374,351	2
Chemicals, Plastics and Rubber	2,954,773	2,950,577	1	4,809,459	4,614,828	2
CLO Fund Securities	90,146,410	83,257,507	27	66,528,482	48,438,317	20
Containers, Packaging and Glass	1,949,236	1,971,898	1	—	—	—
Diversified/Conglomerate Manufacturing	—	—	—	6,905,447	7,000,000	3
Diversified/Conglomerate Service	5,520,217	3,536,426	1	2,870,642	372,599	—
Electronics	6,137,592	6,252,380	2	8,831,440	9,026,186	4
Finance	4,748,767	4,891,710	2	—	—	—
Healthcare, Education and Childcare	15,981,824	4,618,521	1	20,956,582	19,523,824	8
Home and Office Furnishings, Housewares, and Durable Consumer Goods	10,820,467	11,613,621	4	21,683,112	20,604,850	9
Insurance	6,970,307	6,433,130	2	4,919,522	3,753,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,491,007	2,053,481	1	2,290,892	2,084,012	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	11,408,091	11,581,245	4	3,483,174	3,891,900	2
Mining, Steel, Iron and Non-Precious Metals	773,718	264,864	—	797,091	438,913	—
Oil and Gas	11,692,913	11,692,000	4	—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,977,100	1	5,000,000	3,250,000	1
Personal, Food and Miscellaneous Services	3,574,421	3,640,835	1	2,872,500	2,827,359	1
Personal Transportation	2,012,685	2,005,353	1	2,993,092	2,983,648	1
Printing and Publishing	2,961,395	3,231,314	1	1,044,539	1,223,743	1
Retail Stores	5,781,672	5,772,767	2	1,885,086	1,932,500	1
Telecommunications	2,952,654	2,783,195	1	2,986,151	2,776,950	1
Time Deposits and Money Market Account	32,486,658	32,486,658	10	31,851,286	31,851,286	13
Utilities	169,280	169,956	—	4,000,000	137,500	—
Total	$358,547,336	$312,044,763	100%	$293,588,917	$241,818,004	100.0%

(1)	Calculated as a percentage of total portfolio at fair value.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2012, we had approximately $83 million invested in CLO Fund securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund investments as of December 31, 2012 and December 31, 2011 are as follows:

			December 31, 2012		December 31, 2011
CLO Fund Securities	Investment	%(1)	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,925,009	$3,124,924	$4,893,552	$3,042,400
Katonah III, Ltd.(3)	Preferred Shares	23.1	2,242,014	600,000	4,476,930	1,000
Katonah V, Ltd.(3)	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.(2)	Subordinated Securities	16.4	4,574,393	2,120,168	4,614,123	2,358,700
Katonah VIII CLO Ltd.(2)	Subordinated Securities	10.3	3,450,705	2,171,998	3,450,583	1,888,700
Katonah IX CLO Ltd.(2)	Preferred Shares	6.9	2,082,987	1,488,895	2,060,697	1,336,800
Katonah X CLO Ltd.(2)	Subordinated Securities	33.3	11,934,600	9,455,511	11,840,297	8,645,600
Katonah 2007-I CLO Ltd.(2)	Preferred Shares	100	31,189,147	30,091,886	30,659,688	24,488,400
Katonah 2007-I CLO Ltd.(2)	Class B-2L Notes	100	1,252,190	9,140,000	1,212,612	6,675,717
Trimaran CLO IV, Ltd.(2)	Preferred Shares	19.0	3,616,600	3,575,571	—	—
Trimaran CLO V, Ltd.(2)	Subordinate Notes	20.8	2,757,100	2,930,004	—	—
Trimaran CLO VI, Ltd.(2)	Income Notes	16.2	2,894,700	2,936,626	—	—
Trimaran CLO VII, Ltd.(2)	Income Notes	10.5	3,146,900	3,357,924	—	—
Catamaran CLO 2012-1 Ltd.(2)	Subordinated Notes	24.9	8,982,400	8,493,000	—	—
Catamaran CLO 2012-1 Ltd.(2)	Class F Notes	42.9	3,777,665	3,770,000	—	—
Total			$90,146,410	$83,257,507	$66,528,482	$48,438,317

(1)	Represents percentage of class held.
(2)	An affiliate CLO Fund managed by Asset Manager Affiliates.
(3)	As of December 31, 2012, this CLO Fund Security was not providing a dividend distribution.

The table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of December 31, 2012:

CLO Fund Securities(1)	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.	301	244	33	$908,921	$1,121,251
Katonah III, Ltd.	12	9	4	266,890	355,854
Katonah V, Ltd.	91	60	25	530,456	804,526
Katonah VII CLO Ltd.	145	119	29	1,557,397	1,897,668
Katonah VIII CLO Ltd	183	151	30	1,761,611	2,134,933
Katonah IX CLO Ltd	233	183	31	1,667,941	2,123,663
Katonah X CLO Ltd	248	212	31	1,884,424	2,204,420
Katonah 2007-I CLO Ltd	206	179	30	1,511,651	1,739,666
Trimaran CLO IV, Ltd.	103	87	22	2,527,136	2,991,897
Trimaran CLO V, Ltd.	137	116	23	2,029,960	2,397,452
Trimaran CLO VI, Ltd.	156	128	25	1,822,271	2,220,893
Trimaran CLO VII, Ltd.	179	151	28	2,611,368	3,095,596
Catamaran 2012-1 CLO, Ltd.(2)	110	105	25	2,623,640	2,748,575

(1)	All data from most recent trustee reports as of December 31, 2012
(2)	Data from Asset Manager Affiliates as of December 31, 2012

All CLO Funds managed by Asset Manager Affiliates are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to our Asset Manager Affiliates. With the exception of the Katonah III, Ltd. CLO Fund and the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Asset Manager Affiliates

Our Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of December 31, 2012, our Asset Manager Affiliates had approximately $3.6 billion of par value of assets under management on which they earn management fees, and were valued at approximately $77 million.

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase (decrease) in stockholders’ equity resulting from operations which includes net investment income (loss) and net realized and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for the years ended December 31, 2012, 2011, and 2010.

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

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of the Katonah 2007-I CLO or Class F notes of the Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

Dividends from Asset Manager Affiliates.  We generate dividend income from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares.

Capital Structuring Service Fees.  We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment income for the years ended December 31, 2012, 2011, and 2010 was approximately $39 million, $28 million, and $29 million, respectively. Of this amount, approximately $13 million, $9 million and $14 million, respectively, was attributable to interest income on our loan and bond investments. A portion of such interest income is attributable to net interest earned on assets accumulated for future CLO issuance on which Asset Manager Affiliates entered into a first loss agreement in connection with loan warehouse arrangements for their CLO Funds. For the years ended December 31, 2012 approximately $68,000 of such net income related to first loss arrangement was earned. For the year ending December 31, 2011 and December 31, 2010, no income from first loss arrangement was earned. For the years ended December 31, 2012, 2011, and 2010, approximately $21 million, $14 million and $10 million, respectively, of investment income was attributable to investments in CLO fund securities.

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

As of December 31, 2012 the fair value of our investment in the Asset Manager Affiliates was approximately $77 million. For the year ended December 31, 2012 and 2011, the Asset Manager Affiliates had EBITDA of approximately $5.9 million and $2 million, respectively. During the year ended December 31, 2012 distributions from Asset Manager Affiliates totaled approximately $4.7 million. For the year ended December 31, 2011 distributions from Asset Manager Affiliates totaled approximately $1.9 million, a portion of which represented undistributed earnings from prior years.

Distributions of net income from our Asset Manager Affiliates are recorded as “Dividends from asset manager affiliates” in our financial statements. The Company intends to distribute to its shareholders the accumulated undistributed net income of the Asset Manager Affiliates in the future. For purposes of calculating our distributable taxable income for required quarterly dividends, the Asset Manager Affiliates’ net income is further reduced by approximately $5.5 million per annum for tax goodwill amortization resulting from the acquisition by us prior to our initial public offering. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

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

Professional Fees and General and Administrative Expenses.  The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), occupancy costs and general administrative and other costs.

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

Total expenses for the years ended December 31, 2012, 2011, and 2010 were approximately $14 million, $12 million, and $17 million, respectively. Interest expense and amortization on debt issuance costs for the period, which includes facility and program fees on the unused loan balance, was approximately $7 million, $5 million, and $7 million, respectively, on average debt outstanding of $81 million, $54 million, and $155 million, respectively.

For the years ended December 31, 2012, 2011, and 2010 approximately $3 million, $4 million, and $3 million respectively, of expenses were attributable to employment compensation, including salaries, bonuses and stock-based compensation expense. For the year ended December 31, 2012, professional fees and insurance expenses totaled approximately $3 million. For the years ended December 31, 2011 and December 31, 2010, professional fees and insurance expenses totaled approximately $3 million, and $6 million, respectively. For the year ended December 31, 2012, administrative and other costs totaled approximately $1 million. For the years ended December 31, 2011 and December 31, 2010, administrative and other costs totaled approximately $987,000 and $1 million, respectively. These costs include occupancy expense, technology and other office expenses.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2012, net investment income and realized losses was approximately $21 million, or $0.80 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the year ended December 31, 2012, net investment income was approximately $24 million, or $0.93 per share.

Generally, we seek to fund our dividends from net investment income. For the year ended December 31, 2012, dividend distributions totaled $25 million, or $0.94 per share.

Net Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2012, our total investments had net unrealized appreciation of approximately $5 million. During the years ended December 31, 2011 and December 31, 2010, our total investments had net unrealized appreciation of approximately $10 million, and net unrealized depreciation of $8 million, respectively.

Approximately $5 million of unrealized gains during the year ended December 31, 2012 are due to unrealized gains of approximately $11 million on equity securities and CLO Fund securities in our investment portfolio, and an approximate $6 million decrease in the values of debt securities and affiliate asset managers.

Approximately $10 million of unrealized gains during the year ended December 31, 2011 were primarily due to unrealized gain of approximately $16 million on debt securities in our investment portfolio, offset in part by unrealized losses of approximately $6 million unrealized losses on equity securities, CLO Fund securities, and affiliate asset managers. The $8 million of unrealized losses during the year ended December 31, 2010 were primarily due to unrealized gains of approximately $13 million on debt securities and CLO Fund securities in our investment portfolio, offset by an approximate unrealized loss of $21 million on equity securities and affiliate asset manager.

Net Change in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2012 was an approximately $26 million, or $1.00 per share. The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2011 was $8 million, or $0.33 per share, and the net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2010 was approximately $14 million, or $0.63 per share.

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

As of December 31, 2012 and December 31, 2011 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2012	December 31, 2011
Cash	$738,756	$2,555,259
Time Deposits	1,942,834	229,152
Money Market Account	30,543,824	31,622,134
Senior Secured Loan	60,258,885	45,259,328
Junior Secured Loan	33,486,956	47,300,172
Mezzanine Investment	—	11,588,115
First Lien Bond	3,000,000	—
Senior Subordinated Bond	2,735,881	10,125,891
Senior Unsecured Bond	11,185,000	—
CLO Fund Securities	83,257,507	48,438,317
Equity Securities	8,020,716	6,040,895
Preferred	371,160	400,000
Asset Manager Affiliates	77,242,000	40,814,000
Total	$312,783,519	$244,373,263

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2012, we had approximately $101 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 305%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes. The weighted average daily debt balance for the years ended December 31, 2012 and 2011 was approximately $81 million and $54 million, respectively.

In October 2012, we issued $41.4 million in aggregate principal amount of 7.375% senior unsecured notes due 2019 (the “Senior Notes”). The Senior Notes mature on September 30, 2019, and may be redeemed in whole or in part at any time or from time to time at our option on or after September 30, 2015. The Senior Notes bear interest at a rate of 7.375% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning December 30, 2012.

In February 2012, we entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of ours, under which we may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is LIBOR + 300 basis points and payable quarterly.

In March 16, 2011, we issued $60 million in aggregate principal amount of unsecured 8.75% convertible senior notes due March 15, 2016 (“Convertible Senior Notes”). The net proceeds for the Convertible Senior Notes, following underwriting expenses, were approximately $57.7 million. Interest on the Convertible Senior Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011. The Notes mature on March 15, 2016 unless converted earlier. The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into shares of Company’s common stock. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. The conversion price of the Convertible Senior Notes as of December 31, 2012 is approximately 122.5638 shares of our common stock per $1,000 principle amount of Convertible

Senior Notes, equivalent to a conversion price of approximately $8.159 per share of our common stock. In addition, if certain corporate events occur prior to the maturity date of the Convertible Senior Notes, the conversion rate will be increased for converting holders.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit. From time to time, we seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our shareholders at our June 2012 annual meeting of stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) June 22, 2013, the one year anniversary of our 2012 annual meeting of shareholders, or (ii) the date of our 2013 annual meeting of shareholders. We would need similar future approval from our shareholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

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

	Dividend	Declaration Date	Record Date	Pay Date
2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012
Total declared for 2012	$0.94
2011:
Fourth quarter	$0.18	12/12/2011	12/23/2011	1/27/2012
Third quarter	0.18	9/15/2011	10/10/2011	10/28/2011
Second quarter	0.17	6/13/2011	7/8/2011	7/29/2011
First quarter	0.17	3/21/2011	4/8/2011	4/29/2011
Total declared for 2011	$0.70

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2012 and December 31, 2011, we had committed to make a total of approximately $0 and $2 million, respectively, of investments in various revolving senior secured loans, of which none were funded as of December 31, 2012 and December 31, 2011. As of December 31, 2012 and December 31, 2011, the company committed to make no investments in delayed draw senior secured loans.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$4,353,468	$342,611	$1,116,973	$369,432	$2,524,452
Long-term debt obligations	101,400,000	—	—	60,000,000	41,400,000
Total	$105,753,468	$342,611	$1,116,973	$60,369,432	$43,924,452

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

Fair values of other investments for which market prices are not observable are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and/or industry when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. Such investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment. A majority of our investments are classified as Level III.

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2012, five issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2011, three issuers representing less than 1% of our total investments at fair value were on non-accrual status.

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

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of Katonah 2007-I CLO and the class F notes of Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under the Kohlberg Capital Corporation 2006 Equity Incentive Plan as amended (our “Equity Incentive Plan”) to officers and employees for services rendered to us. We follow Accounting Standards Codification 718, Compensation — Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants.

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

Recent Accounting Pronouncements

See Note 2 to the audited financial statements included elsewhere in this prospectus for a description of recent accounting pronouncements.

Item 7b.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2012, approximately 84% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2012, we had $101 million of borrowings outstanding at a weight average fixed rate of 8.2%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising or lowering interest rates, our current cost of debt would remain the same at 8.2% given that our debt is at a fixed rate. We would expect that an increase in the base rate index for our floating rate investment assets would increase our net investment income and that a decrease in the base rate index for such assets would decrease our net investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2012 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $480,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $300,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2012.

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

In 2012 and 2011, we engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fund security fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that our CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

Conclusion.  Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management concluded, subject to the limitations described under “— Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

We have adopted a Sarbanes-Oxley Code of Ethics that applies to directors and officers of the Company and a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.kcapfinancial.com. We intend to disclose any future amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2013, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
1.	For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
2.	For a list of the other financial statements and financial statement schedules included herein, see Index to Other Financial Statements and Financial Statement Schedules on page S-1.
3.	For a list of other exhibits included herein, see Exhibit List on page E-51.
(b)	Exhibits required by Item 601 of Regulation S-K. Reference is made to the Exhibit List filed as a part of this report beginning on page E-51. Each of such exhibits is incorporated by reference herein.
(c).	Other financial statements and financial statement schedules. Reference is made to the Index to Other Financial Statements and Financial Statement Schedules on page S-1. Each of such documents is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KCAP Financial, Inc.
Date: March 18, 2013	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 18, 2013
/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 18, 2013
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	March 18, 2013
/s/ Gary Cademartori Gary Cademartori	Member of the Board of Directors	March 18, 2013
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	March 18, 2013
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	March 18, 2013
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	March 18, 2013
/s/ Jay R. Bloom Jay R. Bloom	Member of the Board of Directors	March 18, 2013
/s/ Dean C. Kehler Dean C. Kehler	Member of the Board of Directors	March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
KCAP Financial, Inc. (formerly, Kohlberg Capital Corporation)

We have audited the accompanying balance sheets, including the schedule of investments, of KCAP Financial, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012 and financial highlights for each of the five years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2012 and 2011. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of KCAP Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders ofKCAP Financial, Inc. (formerly, Kohlberg Capital Corporation)

We have audited the internal control over financial reporting of KCAP Financial, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2013

KCAP FINANCIAL, INC.

BALANCE SHEETS

	As of December 31, 2012	As of December 31, 2011
ASSETS
Investments at fair value:
Time deposits (cost: 2012 – $1,942,834; 2011 – $229,152)	$1,942,834	$229,152
Money market account (cost: 2012 – $30,543,824; 2011 – $31,622,134)	30,543,824	31,622,134
Debt securities (cost: 2012 – $134,377,151; 2011 – $134,311,238)	111,037,882	114,673,506
CLO Fund securities managed by non-affiliates (cost: 2012 – $10,487,023; 2011 – $9,370,482)	3,725,924	3,110,367
CLO Fund securities managed by affiliates (cost: 2012 – $79,659,387; 2011 – $57,158,000)	79,531,583	45,327,950
Equity securities (cost: 2012 – $18,375,588; 2011 – $16,559,610)	8,020,716	6,040,895
Asset manager affiliates (cost: 2012 – $83,161,529; 2011 – $44,338,301)	77,242,000	40,814,000
Total Investments at Fair Value (cost: 2012 – $358,547,336; 2011 – $293,588,917)	312,044,763	241,818,004
Cash	738,756	2,555,259
Interest receivable	697,349	522,578
Accounts receivable	2,210,869	859,156
Due from affiliates	—	3,517
Other assets	3,568,736	2,375,147
Total Assets	$319,260,473	$248,133,661
LIABILITIES
Convertible senior notes	60,000,000	60,000,000
Senior notes	41,400,000	—
Accounts payable and accrued expenses	2,581,432	3,527,682
Dividend payable	7,403,382	4,080,037
Total Liabilities	$111,384,814	$67,607,719
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 26,470,408 and 22,992,211 common shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	$264,382	$226,648
Capital in excess of par value	310,566,503	284,571,466
Accumulated undistributed net investment income	103,484	821,904
Accumulated net realized losses	(56,035,375)	(52,802,400)
Net unrealized depreciation on investments	(47,023,335)	(52,291,676)
Total Stockholders' Equity	$207,875,659	$180,525,942
Total Liabilities and Stockholders' Equity	$319,260,473	$248,133,661
NET ASSET VALUE PER COMMON SHARE	$7.85	$7.85

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
Investment Income:
Interest from investments in debt securities	$12,504,569	$9,438,493	$14,409,069
Interest from cash and time deposits	5,741	21,938	21,531
Dividends from investments in CLO fund securities managed by non-affiliates	1,861,263	1,949,360	1,837,024
Dividends from investments in CLO fund securities managed by affiliates	19,207,401	12,413,797	8,371,007
Dividends from asset manager affiliates	4,700,000	1,910,000	4,500,000
Capital structuring service fees	304,882	86,057	215,233
Other Income	—	2,000,000	—
Total investment income	38,583,856	27,819,645	29,353,864
Expenses:
Interest and amortization of debt issuance costs	6,976,018	4,588,482	7,088,202
Compensation	3,172,814	3,907,900	3,322,895
Professional fees	2,453,945	2,010,253	5,411,499
Insurance	546,989	493,305	419,942
Administrative and other	1,343,677	987,381	1,214,207
Total expenses	14,493,443	11,987,321	17,456,745
Net Investment Income before Income Tax Expense	24,090,413	15,832,324	11,897,119
Net Investment Income	24,090,413	15,832,324	11,897,119
Realized And Unrealized Gains (Losses) On Investments:
Net realized loss from investment transactions	(3,232,975)	(18,476,608)	(17,862,984)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(3,701,536)	15,864,850	9,196,912
Equity securities	163,843	(1,724,319)	(1,142,038)
CLO fund securities managed by affiliates	8,316,279	(4,420,194)	3,079,974
CLO fund securities managed by non-affiliates	2,884,983	1,058,464	894,877
Asset manager affiliates investments	(2,395,228)	(484,973)	(20,352,537)
Total net unrealized gain (loss) from investment transactions	5,268,341	10,293,828	(8,322,812)
Net realized and unrealized appreciation (depreciation) on investments	2,035,366	(8,182,780)	(26,185,796)
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$26,125,779	$7,649,544	$(14,288,677)
Net Increase (Decrease) in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$1.00	$0.33	$(0.63)
Diluted:	$0.95	$0.33	$(0.63)
Net Investment Income Per Common Share:
Basic:	$0.93	$0.69	$0.53
Diluted:	$0.89	$0.69	$0.53
Weighted Average Shares of Common Stock Outstanding – Basic	26,011,517	22,868,648	22,598,185
Weighted Average Shares of Common Stock Outstanding – Diluted	33,379,594	22,880,674	22,598,185

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2012	2011	2010
Operations:
Net investment income	$24,090,413	$15,832,324	$11,897,119
Net realized loss from investment transactions	(3,232,975)	(18,476,608)	(17,862,984)
Net change in unrealized gain (loss) on investments	5,268,341	10,293,828	(8,322,812)
Net increase (decrease) in net assets resulting from operations	26,125,779	7,649,544	(14,288,677)
Stockholder distributions:
Dividends to stockholders	(24,808,832)	(15,829,085)	(15,222,211)
Net decrease in net assets resulting from stockholder distributions	(24,808,832)	(15,829,085)	(15,222,211)
Capital share transactions:
Issuance of common stock for:
Interest in affiliate company	25,560,000	—	—
Dividend reinvestment plan	556,881	1,006,205	1,621,074
Vesting of restricted stock	971	961	647
Stock based compensation	(85,082)	772,650	919,111
Net increase in net assets resulting from capital share transactions	26,032,770	1,779,816	2,540,832
Net assets at beginning of period	180,525,942	186,925,667	213,895,723
Net assets at end of period (including accumulated undistributed net investment income of $103,484, $821,904, and $818,664 in 2012, 2011, and 2010, respectively.	$207,875,659	$180,525,942	$186,925,667
Net asset value per common share	$7.85	$7.85	$8.21
Common shares outstanding at end of period	26,470,408	22,992,211	22,767,130

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$26,125,779	$7,649,544	$(14,288,677)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operations:
Net realized losses on investment transactions	3,232,975	18,476,608	17,862,984
Net change in unrealized (appreciation) depreciation on investments	(5,268,341)	(10,293,828)	8,322,812
Net accretion of discount on securities and loans	(1,522,934)	(48,910)	(466,826)
Amortization of debt issuance cost	604,809	398,505	595,614
Payment-in-kind interest income	(581,355)	(469,329)	(820,262)
Stock based compensation expense	(85,082)	772,650	919,112
Changes in operating assets and liabilities:
Purchases of investments	(148,344,654)	(115,782,536)	(15,799,759)
Proceeds from sale and redemption of investments	107,817,559	67,194,142	204,092,344
(Increase) Decrease in interest receivable	(174,770)	25,219	1,261,916
Increase in accounts receivable	(1,351,713)	(8,135)	—
Decrease in other assets	(311,922)	(72,137)	(286,473)
(Increase) Decrease in due from affiliates	3,517	(3,517)	44,274
Increase (Decrease) in accounts payable and accrued expenses	(946,250)	1,189,915	(1,570,996)
Net cash provided by (used in) operating activities	(20,802,382)	(30,971,809)	199,866,063
FINANCING ACTIVITIES:
Issuance of stock	—	—	647
Dividends paid in cash	(20,927,645)	(14,554,554)	(14,200,702)
Proceeds from issuance of debt	30,000,000	—	—
Cash paid on repayment of debt	(30,000,000)	(86,746,582)	(131,303,781)
Senior Notes Offering Costs	(1,486,476)	—	—
Convertible notes offering costs	—	(2,370,454)	—
Issuance of Convertible Senior Notes	—	60,000,000	—
Issuance of Senior Notes	41,400,000	—	—
(Increase) Decrease in restricted cash	—	67,023,170	(48,327,147)
Net cash provided by (used in) financing activities	18,985,879	23,351,580	(193,830,983)
CHANGE IN CASH	(1,816,503)	(7,620,229)	6,035,080
CASH, BEGINNING OF YEAR	2,555,259	10,175,488	4,140,408
CASH, END OF YEAR	$738,756	$2,555,259	$10,175,488
Supplemental Information:
Interest paid during the period	$6,374,134	$2,745,968	$7,195,181
Non-cash dividends paid during the period under the dividend reinvestment plan	$557,852	$1,007,164	$1,621,074
Issuance of common stock in connection with acquisition of asset manager affiliates	$25,560,000	$—	$—

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2012

Debt Securities Portfolio

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Advanced Lighting Technologies, Inc.(10) Home and Office Furnishings, Housewares, and Durable Consumer Products	First Lien Bond — Bond 10.5% Cash, Due 6/19	$3,000,000	$2,928,762	$3,000,000
Alaska Communications Systems Holdings, Inc. (10) Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,940,000	2,952,655	2,783,196
Allison Transmission, Inc. Automobile	Senior Secured Loan — Term B-2 Loan 3.7% Cash, Due 8/17	1,980,000	1,969,312	1,995,672
Aramark Corporation(10) Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.5% Cash, Due 7/16	61,707	61,579	61,910
Aramark Corporation(10) Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.5% Cash, Due 7/16	938,293	936,347	941,390
Asurion, LLC (fka Asurion Corporation)(10) Insurance	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, Due 5/18	2,000,000	2,021,506	2,023,130
Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Tranche C Term Loan 4.3% Cash, Due 3/19	1,985,007	2,012,685	2,005,353
Bankruptcy Management Solutions, Inc.(10) Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,405,472	1,225,488	47,435
Bankruptcy Management Solutions, Inc.(10) Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,439,164	1,405,984	773,551
Berry Plastics Holding Corporation Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	1,979,003	1,949,236	1,971,898
Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan (2012) 3.8% Cash, Due 9/19	1,645,875	1,641,896	1,657,297
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(10) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	621,074	621,074	613,373
Catalina Marketing Corporation(10) Diversified/Conglomerate Service	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,672,227	1,711,140
Chrysler Group LLC(10) Automobile	Senior Secured Loan — Tranche B Term Loan 6.0% Cash, Due 5/17	1,979,899	1,979,899	2,024,724
CoActive Technologies LLC (fka CoActive Technologies, Inc.)(8), (10) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 2.3% Cash, 4.8% PIK, Due 1/15	2,063,007	1,987,358	1,299,695
Del Monte Foods Company(10) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	949,124	950,905	952,237
Del Monte Foods Company(10) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	1,927,154	1,907,210	1,933,475
eInstruction Corporation(8), (10) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	1,000
ELO Touch Solutions, Inc.(10) Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,990,000	1,915,453	1,989,603
First American Payment Systems, L.P.(10) Finance	Junior Secured Loan — Term Loan (Second Lien 2012) 10.8% Cash, Due 4/19	3,000,000	2,941,926	2,985,000

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
First Data Corporation(10) Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	$2,000,000	$1,806,842	$1,906,710
Fram Group Holdings Inc./Prestone Holdings Inc.(10) Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	989,975	996,484	991,212
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — Bond 10.1% Cash, Due 12/16	1,036,000	1,038,081	1,064,490
Getty Images, Inc.(10) Printing and Publishing	Senior Secured Loan — Initial Term Loan (New) 4.8% Cash, Due 10/19	2,000,000	1,980,556	2,005,250
Ginn LA Conduit Lender, Inc.(8), (10) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	38,506
Ginn LA Conduit Lender, Inc.(8), (10) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	82,543
Ginn LA Conduit Lender, Inc.(8), (10) Buildings and Real Estate(4)	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015
Gymboree Corporation., The(10) Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,355,901	1,312,746
HMSC Corporation (aka Swett and Crawford)(10) Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,948,801	4,410,000
Hunter Defense Technologies, Inc.(10) Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,027,935	3,829,630
Iasis Healthcare LLC(10) Healthcare, Education and Childcare	Senior Unsecured Bond — Bond 8.4% Cash, Due 5/19	3,000,000	2,877,729	2,865,000
International Architectural Products, Inc.(8), (10) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	507,431	480,868	263,864
Jones Stephens Corp.(10) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,280,147	4,280,147	4,280,147
KIK Custom Products Inc.(10) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,977,100
LBREP/L-Suncal Master I LLC(8), (10) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan (First Lien)7.5% Cash, Due 1/10	3,345,759	3,345,759	303,460
Legacy Cabinets, Inc.(10) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	524,571	463,380	447,040
Lord & Taylor Holdings LLC (LT Propco LLC)(10) Retail Stores	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/19	430,951	439,877	436,002
Merisant Company(10) Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	4,547,032	4,538,541	4,547,032
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)(10) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,825,626	1,828,589	1,838,934
Neiman Marcus Group Inc., The(10) Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,985,894	2,005,800
Pegasus Solutions, Inc.(10) Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,691,007	1,691,007	1,671,391
Perseus Holding Corp.(10) Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	400,000	400,000	371,160
PetCo Animal Supplies, Inc.(10) Retail Stores	Senior Secured Loan — New Loan 4.5% Cash, Due 11/17	2,000,000	2,000,000	2,018,220

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Pinnacle Foods Finance LLC(10) Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	$293,014	$293,014	$295,025
Pinnacle Foods Finance LLC(10) Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	1,989,975	1,988,656	2,003,636
TPF Generation Holdings, LLC(10) Utilities	Senior Secured Loan — Synthetic LC Deposit (First Lien) 2.3% Cash, Due 12/13	169,532	169,280	169,956
TriZetto Group, Inc. (TZ Merger Sub, Inc.)(10) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,959,860	1,951,082	1,948,013
TRSO I, Inc.(10) Oil and Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,192,913	10,192,000
TUI University, LLC(10) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash,, Due 10/14	2,051,442	2,024,477	1,751,521
TWCC Holding Corp.(10) Broadcasting and Entertainment	Senior Secured Loan — Term Loan 4.3% Cash, Due 2/17	1,966,350	1,978,846	1,990,930
Univar Inc.(10) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,954,773	2,954,773	2,950,577
US Foods, Inc. (aka U.S. Foodservice, Inc.)(10) Personal, Food and Miscellaneous Services	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 3/17	1,978,284	1,932,524	1,983,536
Vertafore, Inc.(10) Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,237,381	1,232,977	1,250,275
Wholesome Sweeteners, Inc.(10) Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,605,857	6,715,082
WireCo WorldGroup Inc. (10) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Unsecured Bond — Bond 11.8% Cash, Due 5/17	8,000,000	7,920,733	8,320,000
Total Investment in Debt Securities(53% of net asset value at fair value)		$136,283,876	$134,377,151	$111,037,882

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Cost	Value(2)
Aerostructures Holdings L.P.(6), (10) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(6), (10) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	44,112
Bankruptcy Management Solutions, Inc.(6), (10) Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,000
Bankruptcy Management Solutions, Inc.(6), (10) Diversified/Conglomerate Service	Warrants	0.1%	—	—
Coastal Concrete Holding II, LLC(6), (10) Buildings and Real Estate(4)	Class A Units	10.8%	8,625,626	1,000
eInstruction Acquisition, LLC(6), (10) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (6), Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	1,961,550
International Architectural Products, Inc.(6), (10) Mining, Steel, Iron and Non-Precious Metals	Common Stock	2.5%	292,851	1,000
Legacy Cabinets, Inc.(6), (10) Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000
Perseus Holding Corp.(6), (10) Leisure, Amusement, Motion Pictures, Entertainment	Common Stock	0.2%	400,000	10,930
Plumbing Holdings Corporation(6), (10) Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock	7.8%	—	644,937
Plumbing Holdings Corporation(6), (10) Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	3,032,596	3,240,496
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(6), (10) Printing and Publishing	Common Stock	1.3%	359,765	612,691
TRSO II, Inc.(6), (10) Oil and Gas	Common Stock	5.4%	1,500,000	1,500,000
Total Investment in Equity Securities (4% of net asset value at fair value)			$18,375,588	$8,020,716

See accompanying notes to financial statements.

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities	22.2%	$4,925,009	$3,124,924
Katonah III, Ltd.(3), (11)	Preferred Shares	23.1%	2,242,014	600,000
Katonah V, Ltd.(3), (11)	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.(3), (7)	Subordinated Securities	16.4%	4,574,393	2,120,168
Katonah VIII CLO Ltd(3), (7)	Subordinated Securities	10.3%	3,450,705	2,171,998
Katonah IX CLO Ltd(3), (7)	Preferred Shares	6.9%	2,082,987	1,488,895
Katonah X CLO Ltd (3), (7)	Subordinated Securities	33.3%	11,934,600	9,455,511
Katonah 2007-I CLO Ltd.(3), (7)	Preferred Shares	100.0%	31,189,147	30,091,886
Trimaran CLO IV, Ltd.(3), (7)	Preferred Shares	19.0%	3,616,600	3,575,571
Trimaran CLO V, Ltd.(3), (7)	Subordinate Notes	20.8%	2,757,100	2,930,004
Trimaran CLO VI, Ltd.(3), (7)	Income Notes	16.2%	2,894,700	2,936,626
Trimaran CLO VII, Ltd.(3), (7)	Income Notes	10.5%	3,146,900	3,357,924
Catamaran CLO 2012-1 Ltd.(3), (7)	Subordinated Notes	24.9%	8,982,400	8,493,000
Total Investment in CLO Equity Securities			$85,116,555	$70,347,507

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Katonah 2007-I CLO Ltd.(3), (7)	Class B-2L Notes Par Value of $10,500,000 5.32%, Due 4/22	100.0%	$1,252,191	$9,140,000
Catamaran CLO 2012-1 Ltd.(3), (7)	Class F Notes Par Value of $4,500,000 6.8%, Due 12/23	42.9%	3,777,664	3,770,000
Total Investment in CLO Rated-Note			$5,029,855	$12,910,000
Total Investment in CLO Fund Securities (40% of net asset value at fair value)			$90,146,410	$83,257,507

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Value(2)
Asset Manager Affiliates(10)	Asset Management Company	100.0%	$83,161,529	$77,242,000
Total Investment in Asset Manager Affiliates (37% of net asset value at fair value)			$83,161,529	$77,242,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Cost	Value(2)
JP Morgan Asset Account(10)	Time Deposit	0.01%	$1,942,834	$1,942,834
JP Morgan Business Money Market Account(9), (10)	Money Market Account	0.15%	195,856	195,856
US Bank Money Market Account(10)	Money Market Account	0.40%	30,347,968	30,347,968
Total Investment in Time Deposit and Money Market Accounts (16% of net asset value at fair value)			$32,486,658	$32,486,658
Total Investments(5) (150% of net asset value at fair value)			$358,547,336	$312,044,763

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2012.
(2)	Reflects the fair market value of all investments as of December 31, 2012, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.
(5)	The aggregate cost of investments for federal income tax purposes is approximately $359 million. The aggregate gross unrealized appreciation is approximately $11 million, the aggregate gross unrealized depreciation is approximately $58 million, and the net unrealized depreciation is approximately $47 million.
(6)	Non-income producing.
(7)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(8)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.
(10)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(11)	As of December 31, 2012, this CLO Fund Security was not providing a dividend distribution.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2011

Debt Securities Portfolio

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Advanced Lighting Technologies, Inc.(12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Revolving Loan 0.5% Cash, Due 6/13	$—	$—	$—
Advanced Lighting Technologies, Inc.(12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Second Lien Term Loan Note 6.3% Cash, Due 6/14	5,000,000	4,997,622	4,965,000
Alaska Communications Systems Holdings, Inc.(12) Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,970,000	2,986,151	2,776,950
Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 4/14	2,974,338	2,993,092	2,983,648
Bankruptcy Management Solutions, Inc.(12) Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.4% Cash, 7.0% PIK, Due 8/15	1,291,447	1,217,438	39,822
Bankruptcy Management Solutions, Inc.(12) Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,442,478	1,434,611	331,777
Bicent Power LLC(12) Utilities	Junior Secured Loan — Advance (Second Lien) 4.6% Cash, Due 12/14	4,000,000	4,000,000	137,500
Burger King Corporation(12) Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan 4.5% Cash, Due 10/16	2,872,500	2,872,500	2,827,359
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(12) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	684,774	684,774	684,774
CoActive Technologies LLC (fka CoActive Technologies, Inc.)(12) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 1/15	2,000,000	1,983,174	1,552,200
Del Monte Foods Company(12) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	2,985,000	2,991,687	2,843,212
eInstruction Corporation(12) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	9,489,000
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.3% Cash, Due 12/16	3,000,000	3,007,007	3,135,000
Ginn LA Conduit Lender, Inc.(8), (12) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	91,142
Ginn LA Conduit Lender, Inc.(8), (12) Buildings and Real Estate(4)	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	195,377
Ginn LA Conduit Lender, Inc.(8), (12) Buildings and Real Estate(4)	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	15,000
HMSC Corporation (aka Swett and Crawford)(12) Insurance	Junior Secured Loan — Loan (Second Lien) 5.8% Cash, Due 10/14	5,000,000	4,919,522	3,753,000
Hunter Defense Technologies, Inc.(12) Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.3% Cash, Due 2/15	5,000,000	4,916,872	5,000,000

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Hunter Fan Company(12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Junior Secured Loan — Loan (Second Lien) 7.0% Cash, Due 10/14	$3,000,000	$3,000,000	$2,724,300
International Architectural Products, Inc.(8), (12) Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, Due 5/15	530,803	504,240	437,913
Jones Stephens Corp.(12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,889,912	4,889,912	4,889,912
Kaseman Holdings and Sallyport Holdings(12) Aerospace and Defense	Mezzanine Investment — Mezzanine Notes 14.5% Cash, Due 6/17	11,250,597	10,931,428	11,588,115
KIK Custom Products Inc.(12) Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,250,000
LBREP/L-Suncal Master I LLC(8), (12) Buildings and Real Estate(4)	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,401,921	3,401,921	359,923
Legacy Cabinets, Inc.(12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	492,944	463,380	253,817
Merisant Company(12) Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	5,049,291	5,030,584	5,043,232
Metropolitan Health Networks, Inc. Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.5% Cash, Due 10/17	5,000,000	4,903,929	5,000,000
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)(12) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,925,767	1,870,004	1,910,120
Neiman Marcus Group Inc., The(12) Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,885,086	1,932,500
Pegasus Solutions, Inc.(12) Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes, 13.0% PIK, Due 4/14	1,490,892	1,490,892	1,490,892
Perseus Holding Corp.(12) Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock, 14.0% PIK	400,000	400,000	400,000
Potters Holdings, II, L.P.(12) Diversified/Conglomerate Manufacturing	Junior Secured Loan — Term B Loan (Second Lien) 10.3% Cash, Due 11/17	7,000,000	6,905,447	7,000,000
Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L)(3) Chemicals, Plastics and Rubber	Senior Secured Loan — Term Loan 6.0% Cash, Due 8/17	1,989,950	1,824,534	1,728,779
TriZetto Group, Inc. (TZ Merger Sub, Inc.)(12) Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,979,757	1,898,410	1,950,554
TUI University, LLC(12) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 3.5% Cash, Due 10/14	3,040,242	2,978,384	2,626,161
Twin-Star International, Inc.(12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinated Bond — Senior Subordinated Note 13.0% Cash, Due 4/14	5,500,000	5,500,000	5,500,000
Univar Inc.(12) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,984,925	2,984,925	2,886,049
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)(12) Electronics	Senior Secured Loan — Term B-1 Loan (First Lien) 4.5% Cash, Due 11/16	1,989,975	1,992,299	1,988,482
Vertafore, Inc.(12) Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,989,956	1,933,723	1,952,147

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value(2)
Walker Group Holdings LLC(12) Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	$416,737	$416,737	$416,737
Walker Group Holdings LLC(12) Cargo Transport	Junior Secured Loan — Term Loan B 13.3% Cash, Due 12/13	3,957,614	3,957,614	3,957,614
Warner Chilcott Company, LLC Healthcare, Education and Childcare	Senior Secured Loan — Term B-2 Loan 4.3% Cash, Due 3/18	454,851	455,921	449,450
Warner Chilcott Corporation Healthcare, Education and Childcare	Senior Secured Loan — Term B-1 Loan 4.3% Cash, Due 3/18	909,703	911,841	898,900
WC Luxco S.A.R.L. (Warner Chilcott)(3) Healthcare, Education and Childcare	Senior Secured Loan — Term B-3 Loan 4.3% Cash, Due 3/18	625,421	626,891	617,994
Wesco Aircraft Hardware Corp. Aerospace and Defense	Senior Secured Loan — Tranche B Term Loan 4.3% Cash, Due 4/17	2,590,244	2,584,560	2,599,154
Total Investment in Debt Securities (55% of net asset value at fair value)		$136,034,039	$134,311,238	$114,673,506

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Cost	Value(2)
Aerostructures Holdings L.P.(6), (12) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(6), (12) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	250,961
Bankruptcy Management Solutions, Inc.(6), (12) Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,005
Bankruptcy Management Solutions, Inc.(6), (12) Diversified/Conglomerate Service	Warrants	0.1%	—	—
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(6), (12)	Common Stock	1.3%	359,765	538,969
Coastal Concrete Holding II, LLC(6), (12) Buildings and Real Estate(4)	Class A Units	10.8%	8,625,626	1,000
eInstruction Acquisition, LLC(6), (12) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	442,319
FP WRCA Coinvestment Fund VII, Ltd.(3), (6) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,339,700
International Architectural Products, Inc.(6), (12) Mining, Steel, Iron and Non-Precious Metals	Common Stock	2.5%	292,851	1,000
Legacy Cabinets, Inc.(6), (12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000
Perseus Holding Corp.(6), (12) Leisure, Amusement, Motion Pictures, Entertainment	Common Stock	0.2%	400,000	193,120
Plumbing Holdings Corporation(6), (12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock	7.8%	—	—
Plumbing Holdings Corporation(6), (12) Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	2,716,618	2,270,821
Total Investment in Equity Securities (3% of net asset value at fair value)			$16,559,610	$6,040,895

See accompanying notes to financial statements.

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Grant Grove CLO, Ltd.(3), (10)	Subordinated Securities	22.2%	$4,893,552	$3,042,400
Katonah III, Ltd.(3), (10)	Preferred Shares	23.1%	4,476,930	1,000
Katonah V, Ltd.(3), (10), (11)	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.(3), (7), (10)	Subordinated Securities	16.4%	4,614,123	2,358,700
Katonah VIII CLO Ltd(3), (7), (10)	Subordinated Securities	10.3%	3,450,583	1,888,700
Katonah IX CLO Ltd(3), (7), (10)	Preferred Shares	6.9%	2,060,697	1,336,800
Katonah X CLO Ltd (3), (7), (10)	Subordinated Securities	33.3%	11,840,297	8,645,600
Katonah 2007-I CLO Ltd.(3), (7), (10)	Preferred Shares	100.0%	30,659,688	24,488,400
Total Investment in CLO Equity Securities			$65,315,870	$41,762,600

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value(2)
Katonah 2007-I CLO Ltd.(3), (7), (10)	Class B-2L Notes Par Value of $10,500,000 5.42%, Due 4/22	100.0%	$1,212,612	$6,675,717
Total Investment in CLO Rated-Note			$1,212,612	$6,675,717
Total Investment in CLO Fund Securities (23% of net asset value at fair value)			$66,528,482	$48,438,317

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Value(2)
Asset Manager Affiliates (Katonah Debt Advisors and Trimaran Advisors)	Asset Management Company	100.0%	$44,338,301	$40,814,000
Total Investment in Asset Manager Affiliates(20% of net asset value at fair value)			$44,338,301	$40,814,000

Time Deposits and Money Market Account

Time Deposits and Money Market Account	Investment	Yield	Par/Cost	Value(2)
JP Morgan Asset Account(12)	Time Deposit	0.01%	$229,152	$229,152
JP Morgan Business Money Market Account(9), (12)	Money Market Account	0.15%	164,573	164,573
US Bank Money Market Account(12)	Money Market Account	0.40%	31,457,561	31,457,561
Total Investment in Time Deposit and Money Market Accounts (15% of net asset value at fair value)			$31,851,286	$31,851,286
Total Investments(5) (116% of net asset value at fair value)			$293,588,917	$241,818,004

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2011.
(2)	Reflects the fair market value of all existing investments as of December 31, 2011, as determined by the Company’s Board of Directors.

See accompanying notes to financial statements.

(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators. As of December 31, 2011, the Company had no exposure to mortgage securities (residential mortgage bonds, commercial mortgage backed securities, or related asset backed securities), companies providing mortgage lending or emerging markets investments either directly or through the Company’s investments in CLO funds.
(5)	The aggregate cost of investments for federal income tax purposes is approximately $292 million. The aggregate gross unrealized appreciation is approximately $8 million, the aggregate gross unrealized depreciation is approximately $60 million, and the net unrealized depreciation is approximately $52 million.
(6)	Non-income producing.
(7)	An affiliate CLO Fund managed by Katonah Debt Advisors L.L.C. or its affiliate.
(8)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(9)	Money market account holding restricted cash for employee flexible spending and payroll accounts.
(10)	These securities were acquired in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder. These securities may be resold only in transactions that are exempt from the registration requirements of the Securities Act, normally to qualified institutional buyers.
(11)	As of December 31, 2011, this CLO Fund securities were not providing a dividend distribution.
(12)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS
($ per share)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Per Share Data:
Net asset value, at beginning of period	$7.85	$8.21	$9.56	$9.03	$14.38
Net investment income(1)	0.93	0.70	0.53	0.83	1.50
Net realized losses(1)	(0.12)	(0.81)	(0.79)	(0.71)	(0.03)
Net change in unrealized appreciation/depreciation on investments(1)	0.11	0.37	(0.54)	1.19	(6.80)
Net income	0.92	0.26	(0.80)	1.31	(5.33)
Net decrease in net assets resulting from distributions
From net investment income	(0.91)	(0.69)	(0.52)	(0.84)	(1.43)
In excess of net investment income	(0.03)	—	(0.14)	(0.08)	(0.01)
Net decrease in net assets resulting from distributions	(0.94)	(0.69)	(0.66)	(0.92)	(1.44)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including dividend reinvestment plan)	—	—	—	—	1.26
Issuance of common stock under dividend reinvestment plan	0.02	0.04	0.07	0.10	0.12
Stock based compensation expense	—	0.03	0.04	0.04	0.04
Net increase in net assets relating to stock-based transactions	0.02	0.07	0.11	0.14	1.42
Net asset value, end of period	$7.85	$7.85	$8.21	$9.56	$9.03
Total net asset value return(2)	11.9%	4.0%	(7.1)%	16.0%	(27.2)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$6.31	$6.97	$4.56	$3.64	$12.00
Per share market value at end of period	$9.19	$6.31	$6.97	$4.56	$3.64
Total market return(3)	60.5%	0.4%	67.6%	50.5%	(57.7)%
Shares outstanding at end of period	26,470,408	22,992,211	22,767,130	22,363,281	21,771,186
Net assets at end of period	$207,875,659	$180,525,942	$186,925,667	$213,895,724	$196,566,018
Portfolio turnover rate	39.2%	24.5%	3.4%	3.2%	14.4%
Average debt outstanding	$80,758,743	$53,974,098	$154,952,070	$236,184,703	$248,300,441
Average debt outstanding per share	$3.05	$2.35	$6.81	$10.56	$11.41
Asset coverage ratio	305%	401%	315%	198%	175%
Ratio of net investment income to average net assets	11.9%	8.1%	5.8%	8.7%	12.0%
Ratio of total expenses to average net assets	7.2%	6.0%	8.5%	7.4%	7.2%
Ratio of interest expense to average net assets	3.4%	2.3%	3.4%	4.4%	4.3%
Ratio of non-interest expenses to average net assets	3.7%	3.7%	5.0%	3.0%	3.0%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
(3)	Total market return equals the change in the ending market price over the beginning of period price per share plus dividends, divided by the beginning price.

See accompanying notes to financial statements.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

KCAP Financial, Inc. (“KCAP” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures, and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C., a leading middle market private equity firm, in exchange for the contribution to the Company of their ownership interests in Katonah Debt Advisors, L.L.C., and related affiliates controlled by the Company (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers.

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2012, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.6 billion of par value assets under management. Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 and are managed independently from the Company by separate management teams and investment committees.

The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also expects to continue to receive distributions of recurring fee income and to generate capital appreciation from its investment in the asset management business of the Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments.

While the Company’s primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, the Company may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with its debt investments. In addition, the Company may also invest in debt and equity securities issued by the CLO Funds managed by our Asset Manager Affiliates or by other asset managers.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest e.g., the Asset Manager Affiliates. The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate portfolio company investments, this guidance impacts the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate their managed CLO Funds. As a result of the consolidation of these CLO Funds into the Asset Manager Affiliates, the Asset Manager Affiliates qualify as a “significant subsidiary” and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the U.S. Securities and Exchange Commission (“SEC”). The additional financial information regarding the Asset Manager Affiliates do not directly impact the financial operations or results of the Company.

In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02(bb) of Regulation S-X promulgated by the SEC, additional financial information with respect to one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”), is required to be included in the Company’s SEC filings.

The additional financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO immediately follow the Company’s financial statements.

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

In January 2010, the FASB issued guidance that clarified and required new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. Note 4 below reflects the amended disclosure requirements. The new guidance also required that purchases, sales, issuances and settlements be

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

presented gross in the Level III reconciliation and that requirement was effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

In 2012 and 2011, the Company engaged an independent valuation firm to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow model for fair value purposes and that the inputs were being employed correctly.

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. Third party valuations were performed on approximately 5% of investments at fair value excluding our investments in the Asset Manager Affiliates and CLO Fund Securities as of December 31, 2012. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The Company’s valuation methodology and procedures are as follows:

1)	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include whether the quote is from a transaction or is a broker quote, the date and aging of such quote, whether the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by management within the framework of Fair Value Measurements and Disclosures.
2)	If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Company’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
3)	Preliminary valuation conclusions are discussed and documented by management.
4)	Debt securities, equity securities, CLO Fund securities and the Asset Manager Affiliates will be selected for review by an independent valuation firm, which is engaged by the Company’s Board of Directors. Such independent valuation firm reviews management’s preliminary valuations and makes their own independent valuation assessment.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

5)	The Valuation Committee of the Board of Directors reviews the portfolio valuations, as well as the input and report of such independent valuation firm, as applicable.
6)	Upon approval of the investment valuations by the Valuation Committee of the Board of Directors, the Audit Committee of the Board of Directors reviews the results for inclusion in the Company’s quarterly and annual financial statements, as applicable.
7)	The Board of Directors discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon any applicable independent pricing service, input of management, estimates from independent valuation firms (if any) and the recommendations of the Valuation Committee of the Board of Directors.

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

The Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Market Yield Approach”) and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt securities. Because the Company has not identified any market index that directly correlates to the loan and debt securities held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Market Yield Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

indications and given relatively less weight based on their relevancy. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments.

Equity Securities.  The Company’s equity securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including EBITDA (earnings before interest, taxes, depreciation and amortization) and cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The values of the Company’s equity securities in public companies for which market quotations are readily available are based upon the closing public market prices on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

The significant inputs used to determine the fair value of equity securities include prices, earnings, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity securities are classified as Level III, as described in Note 4 below, when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies are applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Asset Manager Affiliate. The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. The Asset Manager Affiliates is classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

CLO Fund Securities. The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies (collectively “CLO Fund securities”). The Company’s CLO Fund securities relate exclusively to credit instruments issued by corporations.

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, or (ii) a discounted cash flow model for more recent CLO Funds that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on an individual security-by-security basis.

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

For bond rated tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as indicative prices provided by underwriters or brokers who arrange CLO Funds, and the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Cash.  The Company places its cash with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Time Deposit and Money Market Accounts.  Time deposit primarily represents investments of cash held in a demand deposit account. Money market accounts primarily represent short term interest-bearing deposit accounts including an account that contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2012, five issuers representing less than 1% of total investments at fair value were considered in default.

Dividends from Asset Manager Affiliates.  The Company records dividend income from its Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Company makes estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjusts such accruals on a quarterly basis to reflect actual distributions.

For non-junior class CLO Fund securities, such as the Company’s investment in the Class B-2L Notes of the Katonah 2007-I CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. During March 2011, the Company issued $60 million of Convertible Senior Notes (the “Convertible Senior Notes”) and incurred debt issuance costs of approximately $2.4 million which are being amortized over a five-year period. During October 2012, the Company issued $41.4 million of 7.375% Senior Notes due 2019 (the “Senior Notes”) and incurred debt issuance costs of approximately $1.5 million, which are being amortized over a seven year period. At December 31, 2012, there was an unamortized debt issuance cost of approximately $3.0 million included in other assets in the accompanying balance sheet. Amortization expense for the year ended December 31, 2012 and 2011 was approximately $605,000 and $376,000, respectively, and is included in interest and amortization of debt issuance costs on the Statement of Operations.

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

Dividends.  Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the distributable taxable income estimated by management for the period and year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash dividends automatically reinvested in additional shares of the Company’s common stock.

Recent Accounting Pronouncements

In May 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and Internal Financial Reporting Standards (“IFRS”). The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this ASU were to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s operating results, financial position or cash flows.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2012, 2011, and 2010:

	For the Years ended December 31,
	2012	2011	2010
Net increase (decrease) in net assets from operations	$26,125,779	$7,649,544	$(14,288,677)
Net decrease in net assets allocated to unvested share awards	(236,579)	(102,096)	—
Add: Interest on Senior Convertible Notes	5,250,000	—	—
Add: Amortization of Capitalized Costs on Senior Convertible Notes	457,479	—	—
Net increase (decrease) in net assets available to common stockholders	31,596,679	7,547,448	(14,288,677)
Weighted average number of common shares outstanding for basic shares computation	26,011,517	22,868,648	22,598,185
Effect of dilutive securities – stock options	14,248	12,026	—
Effect of dilutive Senior Convertible Notes	7,353,829	—	—
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	33,379,594	22,880,674	22,598,185
Net increase (decrease) in net assets per basic common shares:
Net increase in net assets from operations	1.00	0.33	(0.63)
Net increase in net assets per diluted shares:
Net increase in net assets from operations	0.95	0.33	(0.63)

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

There were 60,000 options to purchase shares of common stock for the year ended December 31, 2012. For the year ended December 31, 2012, options to purchase 14,248 shares of common stock were included in the computation of diluted earnings per share. For the year ended December 31, 2011, options to purchase 12,026 shares of common stock were included in the computation of diluted earnings per share.

The Company’s Convertible Senior Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the year ended December 31, 2012, the effect of the convertible debt is dilutive.

The if-converted method of computing the dilutive effects on convertible debt assumes a conversion even if the contracted conversion price exceeds the market value of the shares. The current conversion price of the convertible senior is approximately 122.5638 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, equivalent to a conversion price of approximately $8.159 per share of our common

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE  – (continued)

stock. Upon conversion, the Company would issue the full amount of common stock upon conversion and retire the full amount of debt outstanding.

On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share, raising approximately $51.0 million in gross proceeds. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, Dean C. Kehler, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. The change in the number of common shares outstanding at December 31, 2012 as if this acquisition had closed prior to year end would be an increase of 5,432,500 common shares to a total outstanding share amount of 31,902,908.

4. INVESTMENTS

The Company invests in senior secured loans and mezzanine debt and, to a lesser extent, equity capital of middle market companies in a variety of industries. The Company generally targets companies that generate positive cash flows because the Company looks to cash flows as the primary source for servicing debt. However, the Company may invest in other companies if it is presented with attractive opportunities.

The following table shows the Company’s portfolio by security type at December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Time Deposit	$1,942,834	$1,942,834	1%	$229,152	$229,152	—%
Money Market Account	30,543,824	30,543,824	15	31,622,134	31,622,134	18
Senior Secured Loan	67,874,565	60,258,885	29	54,045,184	45,259,328	25
Junior Secured Loan	49,646,273	33,486,956	17	58,936,728	47,300,172	26
Mezzanine Investment	—	—	—	10,931,428	11,588,115	6
First Lien Bond	2,928,762	3,000,000	1	—	—	—
Senior Subordinated Bond	2,729,088	2,735,881	1	9,997,898	10,125,891	6
Senior Unsecured Bond	10,798,463	11,185,000	5	—	—	—
CLO Fund Securities	90,146,410	83,257,507	40	66,528,482	48,438,317	27
Equity Securities	18,375,588	8,020,716	4	16,559,610	6,040,895	3
Preferred	400,000	371,160	—	400,000	400,000	—
Asset Manager Affiliates	83,161,529	77,242,000	37	44,338,301	40,814,000	23
Total	$358,547,336	$312,044,763	150%	$293,588,917	$241,818,004	134%

(1)	Calculated as a percentage of net asset value.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2012 and December 31, 2011, were as follows:

	December 31, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$5,278,896	$3,874,742	2%	$19,683,821	$19,439,230	10%
Asset Management Companies(2)	83,161,529	77,242,000	37	44,338,301	40,814,000	23
Automobile	4,945,695	5,011,608	2	—	—	—
Beverage, Food and Tobacco	18,112,772	18,285,421	9	9,892,274	9,796,565	5
Broadcasting and Entertainment	1,978,846	1,990,930	1	—	—	—
Buildings and Real Estate	18,535,511	455,524	—	18,591,674	662,443	—
Cargo Transport	—	—	—	4,374,350	4,374,351	2
Chemicals, Plastics and Rubber	2,954,773	2,950,577	1	4,809,459	4,614,828	3
CLO Fund Securities	90,146,410	83,257,507	40	66,528,482	48,438,317	27
Containers, Packaging and Glass	1,949,236	1,971,898	1	—	—	—
Diversified/Conglomerate Manufacturing	—	—	—	6,905,447	7,000,000	4
Diversified/Conglomerate Service	5,520,217	3,536,426	2	2,870,642	372,599	—
Electronics	6,137,592	6,252,380	3	8,831,440	9,026,186	5
Finance	4,748,767	4,891,710	2	—	—	—
Healthcare, Education and Childcare	15,981,824	4,618,521	2	20,956,582	19,523,824	11
Home and Office Furnishings, Housewares, and Durable Consumer Products	10,820,467	11,613,621	5	21,683,112	20,604,850	11
Insurance	6,970,307	6,433,130	3	4,919,522	3,753,000	2
Leisure, Amusement, Motion Pictures, Entertainment	2,491,007	2,053,481	1	2,290,892	2,084,012	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	11,408,091	11,581,245	6	3,483,174	3,891,900	2
Mining, Steel, Iron and Non-Precious Metals	773,718	264,864	—	797,091	438,913	—
Oil and Gas	11,692,913	11,692,000	6	—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)	5,000,000	3,977,100	2	5,000,000	3,250,000	2
Personal, Food and Miscellaneous Services	3,574,421	3,640,835	2	2,872,500	2,827,359	2
Personal Transportation	2,012,685	2,005,353	1	2,993,092	2,983,648	2
Printing and Publishing	2,961,395	3,231,314	2	1,044,539	1,223,743	1
Retail Stores	5,781,672	5,772,767	3	1,885,086	1,932,500	1
Telecommunications	2,952,654	2,783,195	1	2,986,151	2,776,950	2
Time Deposit and Money Market Accounts	32,486,658	32,486,658	16	31,851,286	31,851,286	18
Utilities	169,280	169,956	—	4,000,000	137,500	—
Total	$358,547,336	$312,044,763	150%	$293,588,917	$241,818,004	134%

(1)	Calculated as a percentage of net asset value.
(2)	Represents the Asset Manager Affiliates.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The Company may invest up to 30% of the investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, and distressed debt or equity securities of public companies. The Company expects that these public companies generally will have debt that is non-investment grade. The Company also may invest in debt of middle market companies located outside of the United States.

At December 31, 2012 and December 31, 2011, approximately 27% and 21% of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 27% and 19% of its portfolio on such dates), respectively.

At December 31, 2012 and December 31, 2011, the Company’s ten largest portfolio companies represented approximately 62% and 62%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates which are its wholly-owned asset manager affiliates, represented 25% and 17% of the total fair value of the Company’s investments at December 31, 2012 and December 31, 2011, respectively. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 17% and 26% of the total fair value of the Company’s investments at December 31, 2012 and December 31, 2011, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies. Preferred shares or subordinated securities issued by CLO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders and CLO Fund expenses. CLO Funds managed by the Asset Manager Affiliates (“CLO fund securities managed by affiliates”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of December 31, 2012 and December 31, 2011, the Company had approximately $83 million and $48 million, respectively, of such CLO equity investments at fair value. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2012 was approximately $90 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $7 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2011, was approximately $67 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $18 million.

In December, 2012 the Company purchased $4.5 million par value of the class F Notes and $8.9 million par value of the Subordinated Notes of Catamaran 2012-1 CLO (“Catamaran 2012-1”) managed by Trimaran Advisors. The Company purchased the class F and subordinate notes for 84% and 100% of the par value, respectively.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly dividend distributions to the Company and are paying all senior and subordinate management fees to the Asset Manager

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities for which some level of recent trading activity has been observed.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of December 31, 2012 and December 31, 2011, respectively:

	As of December, 31 2012
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$32,486,658	$—	$32,486,658
Debt securities	—	59,172,476	51,865,406	111,037,882
CLO fund securities	—	—	83,257,507	83,257,507
Equity securities	—	—	8,020,716	8,020,716
Asset manager affiliates	—	—	77,242,000	77,242,000
Total	—	91,659,134	220,385,629	312,044,763

	As of December, 31 2011
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$31,851,286	$—	$31,851,286
Debt securities	—	31,578,832	83,094,674	114,673,506
CLO fund securities	—	—	48,438,317	48,438,317
Equity securities	—	—	6,040,895	6,040,895
Asset manager affiliates	—	—	40,814,000	40,814,000
Total	—	63,430,118	178,387,886	241,818,004

As a BDC, it is required that the Company invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will most likely be deemed Level III investments. The Company believes that investments classified as Level III for Fair Value Measurements and Disclosures have a further hierarchal framework which prioritizes and ranks such valuations based on the degree of independent and observable inputs, objectivity of data and models and the level of judgment required to adjust comparable data. The hierarchy of such methodologies are presented in the above table and discussed below in descending rank.

Investment values derived by a third party pricing service are generally deemed to be Level III values. For those that have observable trades, we consider them to be Level II.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

In 2012 and 2011, the Company engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

Values derived for debt and equity securities using public/private company comparables generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as earnings or cash flows) for the private, underlying company/issuer. Such non-observable company/issuer data is typically provided on a monthly basis, is certified as correct by the management of the company/issuer and/or audited by an independent accounting firm on an annual basis. Since such private company/issuer data is not publicly available it is not deemed market-observable data and, as a result, such investment values are grouped as Level III assets.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Year Ended December 31, 2012
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2011	$83,094,677	$48,438,317	$6,040,895	$40,814,000	$178,387,889
Transfers out of Level III(1)	(5,611,522)	—	—	—	(5,611,522)
Transfers into Level III(2)	5,978,696	—	—	—	7,601,124
Net accretion of discount	96,275	1,137,344	—	—	1,240,015
Purchases	24,076,063	24,715,500	1,815,978	13,263,228	63,870,769
Sales	(34,476,308)	(2,234,916)	—	—	(36,711,224)
Total realized gain included in earnings	467,320	—	—	—	467,320
Total unrealized gain (loss) included in earnings	(21,759,795)	11,201,262	163,843	(2,395,228)	(14,418,742)
Issuance of Common Stock	—	—	—	25,560,000	25,560,000
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,246,695)	11,908,905	163,843	(2,880,201)	945,852

(1)	Transfers out of Level III represent a transfer of $5,611,522 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of Dec 31, 2012.
(2)	Transfers into Level III represent a transfer of $5,978,696 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of Dec 31, 2012.

	Year Ended December 31, 2011
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
Transfers out of Level III(1)	(1,233,531)	—	—	—	—
Net accretion of discount	146,184	79,609	—	—	235,789
Purchases	49,156,794	—	3,218,151	(194,027)	84,840,045
Sales	(61,555,445)	(1,935,000)	(141,769)	—	(59,021,534)
Total realized gain (loss) included in earnings	5,537,747	(2,737,292)	(1,724,319)	(484,973)	(8,369,659)
Balance, December 31, 2011	$83,094,677	$48,438,317	$6,040,895	$40,814,000	$178,387,889
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$671,001	(5,398,609)	(1,724,321)	(1,703,973)	(9,970,930)

(1)	There were no transfers in for 2011.

As of December 31, 2012, the Company’s Level II portfolio investments were valued by a third party pricing service for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $91,659,134 as of December 31, 2012.

As of December 31, 2012, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Debt Securities	$6,156,734	Enterprise Value	Average EBITDA Multiple	3.7x - 8.8x
			Weighted Avg Cost of Capital	10.7% - 12.0%
	$44,819,327	Income Approach	Market Yield	4.5% - 21.8%
	$12,598,441	Market Quote	Third Party Bid	1.00 - 100.4
Equity Securities	$8,020,716	Enterprise Value	Average EBITDA Multiple	3.9x - 7.1x
			Weighted Avg Cost of Capital	9.6% - 14.8%
CLO Fund Securities	$83,257,507	Discounted Cash Flow	Discount Rate	7.5% - 14%
			Probability of Default	1.00% - 2.50%
			Loss Severity	30% - 40%
			Recovery Rate	60% - 70%
			Prepayment Rate	25%
Asset Manager Affiliate	$77,242,000	Discounted Cash Flow	Discount Rate	1.7% - 13.25% (weighted average 8.85%

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The significant unobservable inputs used in the fair value measurement of the Asset Manager Affiliates is the discount rate used to present value prospective cash flows. Prospective revenues are generally based on a fixed percentage of the par value of CLO Fund assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by the Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The discounted cash flow model incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Significant increases or decreases in such discount rate would result in a significantly lower or higher fair value measurement.

5. ASSET MANAGERS AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2012, the Asset Manager Affiliates had approximately $3.6 billion of par value of assets under management, and the Company’s 100% equity interests in the Asset Manager Affiliates were valued at approximately $77 million.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees the Asset Manager Affiliates receive have two components-a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

The revenue that the Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses associated with their operations, including compensation of their employees, may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as dividends from affiliate asset managers, and are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on our statement of operations. For the year ended December 31, 2012, the Asset Manager Affiliates made distributions of $4.7 million to the Company. The declared fourth quarter dividend of approximately $1.8 million by the Asset Manager Affiliates was recorded as a dividend receivable as of December 31, 2012.

As with all other investments, the Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily based on an analysis of both a percentage of their assets under management and the Asset Manager Affiliates’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology. For the year ended December 31, 2012 the Asset Manager Affiliates had a decrease in unrealized appreciation of approximately $2.4 million.

As a separately regarded entity for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the Asset Manager Affiliates’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

5. ASSET MANAGERS AFFILIATES  – (continued)

timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by its sole member, Commodore Holdings, L.L.C., in exchange for shares of the KCAP Financial’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period.

At December 31, 2012 and December 31, 2011, there were no intercompany balances with our affiliates.

Related Party Transactions

On November 20, 2012, the Company entered into a senior credit agreement (the “Senior Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide the capital necessary to support one or more of Trimaran Advisors’ warehouse lines and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Senior Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. The Company’s average debt obligation relating to the Senior Credit Facility was $20 million. As of December 27, 2012, the Senior Credit Facility was terminated and there were no borrowings outstanding.

For the year ended December 31, 2012, the Company recognized interest income of $185,000 related to the Senior Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2012	As of December 31, 2011
Convertible Senior Notes, due March 15, 2016	$60,000,000	$60,000,000
Senior Notes, due September 30, 2019	$41,400,000	$—

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

KCAP Financial, Inc.

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

The Convertible Senior Notes are convertible into shares of Company’s common stock. As of December 31, 2012 the conversion rate was 122.5638 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to a conversion price of approximately $8.159 per share of common stock. The conversion rate is subject to adjustment upon certain events.

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

No holder of Convertible Senior Notes will be entitled to receive shares of the Company’s common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of the Company’s common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. The Company will not issue any shares in connection with the conversion or redemption of the Convertible Senior Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules. At December 31, 2012, the Company was in compliance with all of its debt covenants.

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

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, which approximately $1.6 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

For the period from January 1, 2012 to December 31, 2012, the Company recorded approximately $7.0 million of interest costs and amortization of financing costs as interest expense.

Fair Value of Convertible Senior Notes.  The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes. The

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

fair value of the Company’s outstanding Convertible Senior Notes was approximately $69.7 million at December 31, 2012. The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

Senior Notes

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Senior Notes due 2019. The net proceeds for the Senior Notes, following underwriting expenses, were approximately $ 39.9 million. Interest on the Senior Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The Notes mature on September, 30, 2019. The Senior Notes are senior unsecured obligations of the Company. In addition, due to the asset coverage test applicable to us as a BDC and a covenant that we agreed to in connection with the issuance of the Senior Notes, we are limited in our ability to make distributions in certain circumstances. At December 31, 2012, the Company was in compliance with all of its debt covenants.

In connection with the issuance of the Senior Notes, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.45 million remains to be amortized.

Fair Value of Senior Notes.  The fair value of the Company’s outstanding Senior Notes was approximately $41 million at December 31, 2012. The fair value was determined based on the average of indicative bid and offer pricing for the Senior Notes.

The Facility

On February 24, 2012, the Company entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of the Company (“KCAP Funding”), under which the Company may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is LIBOR + 300 basis points and payable quarterly.

Advances under the Facility are used by the Company primarily to make additional investments. The Facility is secured by loans that it currently owns and a security interest in the Company’s right to receive certain management fees. The Company’s borrowings under the Facility are effectuated through KCAP Funding.

As of December 31, 2012, there were no amounts outstanding under the Facility and the Company was in compliance with all of its debt covenants. Beginning February 24, 2012, the average amount outstanding in 2012 under the Facility was approximately $14.8 million.

In connection with the Facility, the Company incurred approximately $444,000 of debt origination costs which are being amortized over the term of the Facility on a straight-line basis of which approximately $323,000 remains to be amortized.

7. DISTRIBUTABLE TAX INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2012). Depending on the level of taxable income earned in a tax year, the Company may choose to carry

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAX INCOME  – (continued)

forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a US federal excise tax for the calendar year 2012.

The following reconciles net decrease in shareholders’ equity resulting from operations to taxable income for the year ended December 31, 2012:

	Year Ended December 31,
	2012	2011
Net increase (decrease) in stockholders' equity resulting from operations	$26,125,778	$7,649,544
Net change in unrealized (appreciation) depreciation from investments	(5,268,339)	(10,814,592)
Excess capital losses over capital gains	3,232,975	18,476,608
Income not on GAAP books currently taxable	81,368	85,608
Income not currently taxable	(69,539)	(89,793)
Expenses not currently deductible	(628,328)	(120,240)
Expenses not on GAAP books currently deductible	—	(3,978)
Taxable income before deductions for distributions	$23,473,915	$15,183,157
Taxable income before deductions for distributions per weighted average shares for the period	$0.90	$0.69

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

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The tax character of distributions paid during the years ended December 31, 2012, 2011, and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
Distributions paid from:
Ordinary income	$23,473,915	$15,890,800	$12,405,144
	23,473,915	15,890,800	12,405,144
(Under distribution) Return of Capital	1,334,916	(114,461)	2,817,067
	$24,808,831	$15,776,339	$15,222,211

As of December 31, 2012 and 2011, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2012	2011
Distributable ordinary income	$1,563,568	$947,068
Capital loss carryforward	53,734,394	(50,501,419)
Net unrealized depreciation	(46,502,573)	(52,497,555)

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAX INCOME  – (continued)

At December 31, 2012, the Company had a net capital loss carryforward of $54 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2012 and December 31, 2011, we had committed to make a total of approximately $0 and $2 million, respectively, of investments in various revolving senior secured loans, of which none were funded as of December 31, 2012 and December 31, 2011. As of December 31, 2012 and December 31, 2011, the company committed to make no investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2012 and December 31, 2011, the Company issued 76,208 and 141,278 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2012, the Company issued 34,757 shares of restricted stock, 232,768 shares were forfeited, and 97,071 shares were converted to common stock during the year due to vesting. The total number of shares issued and outstanding as of December 31, 2012 was 26,470,408, and the total number of shares issued and outstanding as of December 31, 2011 was 22,992,211.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

Stock Options

During the year ended December 31, 2010, 20,000 options per year were granted to non-employee directors as partial annual compensation for their services as director. Each of these annual options grants have a vesting period by which 50% of such options vest on the grant date and 50% vest on the first grant date anniversary. The exercise price of these grants and other characteristics of these grants are as follows:

Options granted for the year ended:	Exercise Price	Exercise Period (years)	Risk Free Rate	Volatility Rate	Weighted Average Grant Date Fair Value per Share
December 31, 2010	$4.83	10	3.1%	59%	$1.46

On June 10, 2011, the Company’s shareholders approved the Amended and Restated Non-Employee Director Plan. Accordingly, the annual grant of 20,000 options to non-employee directors has been discontinued and replaced with an annual grant of 4,000 shares of restricted stock as partial annual compensation for the services of the non-employee directors.

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2010 through December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2011	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2011	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2012	60,000	$7.24	6.5	$172,400
Total vested at December 31, 2012	60,000	$7.24	6.5

(1)	Represents the difference between the market value of shares of the Company upon exercise of the options at December 31, 2012 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the year ended December 31, 2012, the Company recognized no non-cash compensation expense related to stock options. For the year ended December 31, 2011, the Company recognized non-cash compensation expense related to stock options of approximately $8,000. For the year ended December 31, 2010, the Company recognized non-cash compensation expense related to stock options of approximately $25,000. At December 31, 2012, the Company had no remaining compensation cost related to unvested stock-based awards.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

Company. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of December 31, 2012, 97,071 of such shares were vested and converted to common shares. The remaining 232,768 shares have been forfeited.

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

During the year ended December 31, 2012, 97,071 shares of restricted stock vested. As of December 31, 2012, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 60,000 shares of common stock outstanding and there were 32,257 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2011 through December 31, 2012 is as follows:

	Non-Vested Restricted Shares	Weighted Average Exercise Price per Share
Non-vested shares outstanding at December 31, 2010	336,324	$8.01
Granted	90,805	$9.11
Vested	(96,122)	$11.16
Forfeited	(3,668)	$9.67
Non-vested shares outstanding at December 31, 2011	327,339	$6.46
Granted	34,757	$6.66
Vested	(97,071)	$9.08
Exercised	—	—
Forfeited	(232,768)	$5.37
Outstanding at December 31, 2012	32,257	$6.69
Total non-vested shares at December 31, 2012	32,257	$6.69

For the year ended December 31, 2012, non-cash compensation expense related to restricted stock was approximately $437,000; of this amount approximately $416,000 was expensed at the Company and approximately $21,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the year ended December 31, 2011, non-cash compensation expense related to restricted stock was approximately $766,000; of this amount approximately $677,000 was expensed at the Company and approximately $89,000 was a reimbursable expense allocated to Katonah Debt Advisors. For the year ended December 31, 2010 non-cash compensation expense related to restricted stock was approximately $894,000; of this amount approximately $654,000 was expensed at the Company and approximately $240,000 was a reimbursable expense allocated to Katonah Debt Advisors.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2012, the Company had approximately $113,000 of total unrecognized compensation cost related to nonvested share-based awards. That cost is expected to be recognized over a weighted average period of 3.3 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the $250,000 maximum eligible compensation, which fully vest at the time of contribution. For the years ended December 31, 2012 and 2011, the Company made contributions to the 401K Plan of approximately $34,000 and $23,000, respectively.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2012 and 2011, the Company made contributions of approximately $139,000 and $139,000 to the Profit-Sharing Plan, respectively.

12. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Total interest and related portfolio income	$7,401,540	$9,481,604	$10,353,932	$11,346,780
Net investment income	$3,639,280	$6,003,820	$7,133,096	$7,314,216
Net increase (decrease) in net assets resulting from operations	$576,656	$1,617,453	$9,368,395	$14,563,274
Net increase (decrease) in net assets resulting from operations per share — basic	$0.02	$0.06	$0.35	$0.55
Net increase (decrease) in net assets resulting from operations per share — diluted	$0.02	$0.06	$0.35	$0.55
Net investment income per share — basic	$0.15	$0.23	$0.27	$0.28
Net investment income per share — diluted	$0.15	$0.23	$0.27	$0.28

	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Total interest and related portfolio income	$7,321,525	$6,051,552	$7,298,189	$7,148,378
Net investment income	$4,982,467	$2,658,245	$4,085,705	$4,105,908
Net increase (decrease) in net assets resulting from operations	$9,604,633	$873,829	$(1,485,255)	$(1,343,663)
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.43	$0.04	$(0.07)	$(0.06)
Net increase (decrease) in net assets resulting from operations per share — diluted	$0.43	$0.04	$(0.07)	$(0.06)
Net investment income per share — basic	$0.22	$0.12	$0.18	$0.18
Net investment income per share — diluted	$0.22	$0.12	$0.18	$0.18

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share, raising approximately $51.0 million in gross proceeds. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, Dean C. Kehler, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds.

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. At March 15, 2013, $20,000,000 was outstanding under the Trimaran Credit Facility.

INDEX TO OTHER FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ASSET MANAGER AFFILIATES

Report of Independent Certified Public Accountants	S-2
Combined Balance Sheets as of December 31, 2012 and December 31, 2011	S-3
Combined Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	S-4
Combined Statements of Changes in Member’s Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010	S-5
Combined Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010	S-6
Notes to Combined Financial Statements	S-8

KATONAH 2007-I CLO LTD.

IMPORTANT NOTE

In accordance with certain SEC rules, KCAP Financial, Inc. (the “Company”) is providing additional information regarding the following three portfolio companies: Katonah Debt Advisers, L.L.C., Trimaran Advisors, L.L.C. and Katonah 2007-I CLO Ltd. The Company owns 100% of the equity interests in each of these entities. However, pursuant to SEC rules, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. As a result, the additional financial information regarding these entities does not directly impact the Company’s financial position, results of operations or cash flows.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of
KCAP Financial, Inc. (formerly, Kohlberg Capital Corporation)

We have audited the accompanying combined financial statements of Asset Manager Affiliates, which comprise the combined balance sheets as of December 31, 2012 and 2011, and the related combined statements of operations, changes in member’s equity, and cash flows for each of the year years in the period ended December 31, 2012, and the related notes to the financial statements.

Management’s responsibility for the financial statements

Management is responsible for the preparation and fair presentation of these combined financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Asset Manager Affiliates’ preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Asset Manager Affiliates’ internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Asset Manager Affiliates as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2013

ASSET MANAGER AFFILIATES
COMBINED BALANCE SHEETS

	As of December 31, 2012	As of December 31, 2011
ASSETS
Investments of CLO Funds at fair value	$3,255,805,442	$1,768,088,977
Cash	5,999,902	6,364,939
Restricted cash of CLO Funds	533,222,266	71,888,141
Accrued interest receivable	10,221,246	8,065,586
Receivable for open trades	4,242,938	—
Deferred tax asset	1,108,448	383,348
Intangible assets	35,608,302	—
Other assets	1,089,243	722,440
Total assets	$3,847,297,787	$1,855,513,431
LIABILITIES
CLO Fund liabilities at fair value	$3,459,529,711	$1,727,560,760
Accrued interest expense	11,886,206	7,676,896
Payable for open trades	224,409,793	15,454,626
Accounts payable and accrued expenses	3,090,264	2,749,899
Total liabilities	$3,698,915,974	$1,753,442,181
MEMBER'S EQUITY
Member's contributions	$51,754,920	$12,933,258
Accumulated earnings (deficit)	(8,244,102)	(6,707,276)
Total Asset Manager Affiliates equity	43,510,818	6,225,982
Appropriated retained earnings of Consolidated Variable Interest Entities	104,870,995	95,845,268
Total member's equity	148,381,813	102,071,250
Total liabilities and member's equity	$3,847,297,787	$1,855,513,431

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES
COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
Income
Interest income – investments of CLO Funds	$128,287,573	$68,772,354	$63,504,932
Interest income – cash and time deposits	95,546	72,372	81,297
Management fees	—	448,790	1,376,108
Fee income	5,268,647	3,769,889	2,318,083
Other income	75,301	7,231	24,244
Total income	$133,727,067	$73,070,636	$67,304,664
Expenses
Interest expense of CLO Fund liabilities	$113,547,094	$55,650,280	$36,043,196
Compensation	7,491,019	5,399,450	6,557,730
Insurance	526,341	469,089	403,171
Professional fees	10,134,959	990,307	2,262,786
Administrative and other	4,680,284	1,429,837	1,609,358
Trustee fees	896,494	540,683	545,326
Total expenses	$137,276,191	$64,479,646	$47,421,567
Net realized and unrealized loss	$(92,034,322)	$(41,726,392)	$(29,488,314)
Net income (loss) before tax	$(95,583,446)	$(33,135,402)	$(9,605,217)
Income tax expense (benefit)	$(350,950)	$(221,315)	$873,901
Net income (loss)	$(95,232,496)	$(32,914,087)	$(10,479,118)
Net income (loss) attributable to noncontrolling interests in consolidated Variable Interest Entities	$(98,395,671)	$(33,665,298)	$(11,002,220)
Net income (loss) attributable to Asset Manager Affiliates	$3,163,174	$751,211	$523,102

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES
COMBINED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

	Member's Contributions	Accumulated Earnings (Deficit)	Appropriated Retained Earnings (Deficit) of Variable Interest Entities	Total Member's Equity
Total at December 31, 2009 (unaudited)	$8,348,437	$(1,571,589)	$—	$6,776,848
Adoption of guidance now encompassed in ASC Topic 810	—	—	140,512,786	140,512,786
January 1, 2010, as adjusted	$8,348,437	$(1,571,589)	$140,512,786	$147,289,634
Net income	—	523,102	—	523,102
Contributions	3,764,218	—	—	3,764,218
Distributions	—	(4,500,000)	—	(4,500,000)
Net loss classified to appropriated retained earnings	—	—	(11,002,220)	(11,002,220)
Total at December 31, 2010	$12,112,655	$(5,548,487)	$129,510,566	$136,074,734
Net income (loss)	—	751,211	—	751,211
Distributions	(34,640)	(1,910,000)	—	(1,944,640)
Contributions	855,243	—	—	855,243
Net loss classified to appropriated retained earnings	—	—	(33,665,298)	(33,665,298)
Total at December 31, 2011	$12,933,258	$(6,707,276)	$95,845,268	$102,071,250
Adoption of guidance now encompassed in ASC Topic 810	—	—	107,421,398	107,421,398
Net income (loss)	—	3,163,174	—	3,163,174
Distributions	—	(4,700,000)	—	(4,700,000)
Contributions	38,821,662	—	—	38,821,662
Net loss classified to appropriated retained earnings	—	—	(98,395,671)	(98,395,671)
Total at December 31, 2012	$51,754,920	$(8,244,102)	$104,870,995	$148,381,813

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES
COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012		2011		2010
	Asset Affiliate Managers Cash	Asset Affiliate Managers CLO Restricted Cash	Asset Affiliate Managers Cash	Asset Affiliate Managers CLO Restricted Cash	Asset Affiliate Managers Cash	Asset Affiliate Managers CLO Restricted Cash
OPERATING ACTIVITIES:
Net income attributable to Asset Manager Affiliates	$3,163,174	—	$751,211	—	$523,102	—
Net loss attributable to Variable Interest Entities	—	(98,395,671)	—	(33,665,298)	—	(11,002,220)
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in deferred tax assets	$(725,100)	—	(565,933)	—	620,648	—
Net realized and unrealized loss	—	92,034,322	1,808,520	39,917,872	—	29,488,314
Amortization of intangible assets	2,951,648	—	—	—	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued management fees receivable	$(997,584)	997,584	$190,826	7,694	$3,849,962	(3,878,142)
Decrease (increase) in accrued interest receivable	8	(2,155,668)	(13)	(96,872)	3	(2,348,135)
Decrease (increase) in other assets	(647,785)	280,983	78,190	(131,130)	283,247	9,039
Increase (decrease) in accounts payable and accrued expenses	328,890	11,475	444,253	(29,284)	(369,846)	(31,487)
Increase (decrease) in accrued interest expense	—	4,209,310	—	1,445,871	—	2,503,203
Net cash provided by (used in) operating activities	4,073,301	(3,017,665)	$2,707,054	7,448,853	$4,907,116	14,740,572
Investing activities:
Aquisition of Trimaran Advisors L.L.C.	$13,000,000	—	$—	—	$—	—
Change in Investments:
Purchase of investments	—	(962,709,464)	—	(836,925,087)	—	(646,646,273)
Proceeds from sale and redemption of investments	—	1,136,048,110	250,000	781,798,803	—	649,978,102
Decrease in receivable for open trades	—	(4,242,938)	—	—	—	1,855,000
Increase (decrease) in payable for open trades	—	208,955,167	—	(16,781,198)	—	13,508,283
Net cash provided by (used in) investing activities	$13,000,000	378,050,875	$250,000	(71,907,482)	$—	18,695,112

See accompanying notes to combined financial statements.

	Year Ended December 31,
	2012			2011			2010
	Asset Affiliate Managers Cash		Asset Affiliate Managers CLO Restricted Cash	Asset Affiliate Managers Cash		Asset Affiliate Managers CLO Restricted Cash	Asset Affiliate Managers Cash		Asset Affiliate Managers CLO Restricted Cash
Financing Activities:
Payment for acquisition of Trimaran Advisors L.L.C.		$(13,000,000)	—		$—	—		$—	—
Member's contributions		261,662	—		855,243	—		3,764,218	—
Member's distributions		—	—		(34,640)	—		—	—
Dividends paid in cash		(4,700,000)	—		(1,910,000)	—		(4,500,000)	—
Repayments of Debt		—	86,300,915		—	(1,200,000)		—	(9,821,734)
Net cash provided by (used in) financing activities		$(17,438,338)	86,300,915		$(1,089,397)	(1,200,000)		$(735,782)	(9,821,734)
CHANGE IN CASH		$(365,037)	461,334,125		$1,867,657	(65,658,629)		$4,171,334	23,613,950
CASH, BEGINNING OF YEAR		$6,364,939	71,888,141		$4,497,282	137,546,770		$325,948	113,932,820
CASH, END OF YEAR		$5,999,902	533,222,266		$6,364,939	71,888,141		$4,497,282	137,546,770
Supplemental Information:
Cash paid for interest	$		109,337,784	$		54,204,409	$		33,539,993
Cash paid for taxes		$470,000			$40,500			$477,904

Supplemental schedule of non-cash investing and financing activities:

In conjunction with the acquisition of Trimaran Advisors, KCAP Financial, Inc. issued 3.6 million shares of its common stock, as follows:

Fair value of assets acquired	$38,600,000
Cash paid for equity interests	(13,000,000)
Common stock issued	$25,600,000

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), a registered investment adviser, is a wholly-owned portfolio company of KCAP Financial, Inc. (“KCAP Financial”, “the Company”), which is an internally managed, non-diversified closed-end publicly traded investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, KCAP Financial purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of KCAP Financial’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, KCAP Financial acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2012, Katonah Debt Advisors and Trimaran Advisors are KCAP Financial’s only wholly-owned portfolio companies (collectively, the “Asset Manager Affiliates”) and have approximately $3.6 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from KCAP Financial by separate management teams and investment committees. The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investment interests in the CLO Funds they manage; however, KCAP Financial holds investments in a portion of the bonds issued by the CLO Funds managed by the Asset Manager Affiliates. The combined financial statements of the Asset Manager Affiliates consist of Katonah Debt Advisors, L.L.C., and affiliates for the period January 1, 2010 through December 31, 2012 and Trimaran Advisors, L.L.C., and affiliates for the period February 29, 2012 through December 31, 2012.

The ten CLO funds managed by the Asset Manager Affiliates are considered to be variable interest entities (“VIEs”) for which the Asset Manager Affiliates are the primary beneficiary and, as a result, are required to be consolidated into the financial statements of the Asset Manager Affiliates as discussed in Note 3-CLO Funds. The ten CLO funds considered to be VIEs are as follows: KATONAH VII CLO LTD.; KATONAH VIII CLO LTD.; KATONAH IX CLO LTD.; KATONAH X CLO LTD.; KATONAH 2007-I CLO LTD.; TRIMARAN CLO IV LTD.; TRIMARAN CLO V LTD.; TRIMARAN CLO VI LTD.; TRIMARAN CLO VII LTD.; and CATAMARAN CLO 2012-1 LTD.

On January 2, 2008, the Katonah Debt Advisors platform acquired substantially all of the assets of Scott’s Cove Capital Management LLC (“Scott’s Cove”), an asset manager focused on an event-driven credit long short investment strategy. On February 28, 2011, Katonah Debt Advisors sold its interest in Scott’s Cove to a third-party buyer controlled by a former Scott’s Cove employee for a purchase price of $25,000. Additionally the buyer entered into a Services Agreement, pursuant to which the buyer paid to Katonah Debt Advisors $225,000 for certain transitional services to be provided by Katonah Debt Advisors and agreed to pay an additional amount of $75,000 on each of the first and second anniversaries of the closing date.

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

The combined financial statements have been prepared in accordance with U.S. GAAP (“Accounting Principles Generally Accepted in the United State”) and include the financial statements of Asset Manager

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Affiliates and any VIEs required to be consolidated. Asset Manager Affiliates provides investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. All of the CLO Funds are considered to be VIEs.

Although Asset Manager Affiliates has no ownership interests in the CLO Funds it manages, Asset Manager Affiliates follows the provisions of Accounting Standards Codification (ASC) Topic 810, “Consolidation,” when accounting for VIEs as further detailed below. Pursuant to ASC 810-10, VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which Asset Manager Affiliates is the primary beneficiary are consolidated.

For CLO Funds, if Asset Manager Affiliates are deemed to have the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance, and the obligation to absorb losses/right to receive benefits (management fees and potential incentive fees) from the CLO that could potentially be significant to the CLO, then Asset Manager Affiliates are deemed to be the CLO’s primary beneficiary and are required to consolidate the CLO.

All of the investments held and notes issued by CLO Funds considered to be VIEs are presented at fair value in Asset Manager Affiliates’ Combined Balance Sheet and interest income and expense of consolidated CLO Funds are presented in Asset Manager Affiliates’ Combined Statement of Operations. The Asset Manager Affiliates reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns to determine if the investment product is a VIE. The Asset Manager Affiliates are required to consolidate a VIE when they are deemed to be the primary beneficiary, which is evaluated continuously as facts and circumstances change.

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•	Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies, that have publicly available Net Asset Values which in accordance with U.S. GAAP are calculated under fair value measures and are equal to the earnings of such funds), ETFs, equities and certain derivatives.
Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers, for which the Asset Manager Affiliates

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price were observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

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
Significance of Inputs:

The Asset Manager Affiliates’ assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation of Portfolio Investments.  Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued based on detailed analyses prepared by management, and, in certain circumstances, may utilize third parties with valuation expertise. The Asset Manager Affiliates follow the provisions of ASC 820-10. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. Fair Value Measurements and Disclosures defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of ASC 820-10, the FASB has issued various staff positions clarifying the initial standard as noted below.

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by Katonah Debt Advisors in 2010, and Trimaran Advisors upon acquisition in 2012.

Fair Value Measurements and Disclosures requires the disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

The Asset Manager Affiliates’ valuation methodology and procedures for investments held by the Funds are generally as follows:

For Debt Securities:

1.	For any asset which is also held by KCAP Financial on the applicable date, the KCAP Financial fair value mark as of such applicable date is used.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

2.	Fair value for all assets which a Fund has committed to purchase but yet to settle will be the most recent mark produced by Markit (or other third party pricing service, as may be available). If the asset has not received a mark from Markit, the purchase price is deemed to be the fair value.
3.	For performing loan and bond assets, the fair value is determined in accordance with the following procedure. First, if the asset was marked by Markit (or other third party pricing service, as may be available) within one month of applicable date, then the most recent Markit mark will be the fair value. Next, if the most recent Markit mark is aged beyond one month but less than one year, then the fair value will be the lower of the most recent Markit mark and the average price on the applicable rating bucket on the CSFB Loan Index produced on the date closest to the applicable date. Lastly, if the asset has not received a Markit mark within the last year, the fair value will be produced by haircutting (in percentage terms) the mark on the applicable rating bucket of the CSFB Loan Index produced on the date closest to the applicable date by said CSFB Loan Index value.
4.	For loan and bond assets in payment default, the fair value is determined in accordance with the following procedure. First, if the asset was marked by Markit (or other third party pricing service, as may be available) within one month of applicable date, then the most recent Markit mark will be the fair value. Next, if the most recent Markit mark is aged beyond one month but less than one year, then the fair value will be the lower of most recent Markit mark and the average price on the Distressed/Defaulted bucket of the CSFB Distressed Loan Index produced on the date closet to the applicable date. Lastly, if the asset has not received a Markit mark within the last year, the fair value will be deemed to be zero.

For Equity Securities:

1.	For equity assets the fair value is determined in accordance with the following procedure. First, if the asset is a publicly-traded equity, the fair value will be based upon the closing price per share as of the applicable date. Next, if the asset was marked by Markit (or other third party pricing service, as may be available) within one month of the applicable date, then the Fair value will be based on the most recent Markit price per share. Lastly, if the asset was most recently marked by Markit is aged beyond one month, or has never been marked by Markit, the fair value will be deemed to be zero.

For CLO Fund Securities:

1.	For any asset which is also held by KCAP Financial on the applicable date, the KCAP Financial fair value mark as of such applicable date is used.
2.	Fair value for all assets which a Fund has committed to purchase but yet to settle will be deemed to be the purchase price.
3.	For performing assets, a Present Value is determined in accordance with the following procedure. First, the Asset Manager Affiliates amalgamate Discount Margin (DM) data from the most recent reports published by the CLO Research and Secondary Trading desks of sell side broker dealers. The DM data is averaged across each original rating bucket of the CLO capital structure. For each asset, future cash flows are produced based upon the three month LIBO rate as of the applicable date and the contractually mandated spread each asset is required to pay in a no-loss scenario. The present value of the future cash flows is then calculated by using a discount rate equal to the applicable DM for the asset’s original rating bucket plus the three month LIBO rate as of the applicable date.
4.	Next, the Asset Manager Affiliates inquire with the sell-side institution from which they purchased each asset to provide indicative pricing as if the applicable date. The fair value is determined by an equal weight average of the Present Value determined from the cash flow model and the indicative

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

price provided by the sell side broker dealer from which the asset was purchased. In the event there is no indicative price produced by a sell side broker dealer, then the Fair Value will be the Present Value determined from the cash flow model.
5.	If the bond is a non-performing bond, it will be necessary to use a more detailed cash flow model. Such a model may be one that is commercially available (e.g. Intex) or one that is a spreadsheet-based CLO cash flow model which has been set up to replicate the deal in question is used with specific prepayment, default, and severity inputs as appropriate to the bond in question.

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

CLO Fund Securities.  The CLO Funds managed by the Asset Manager Affiliates may selectively invest in securities issued by funds managed by other asset management companies. For bond rated tranches of CLO Funds (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Equity Securities.  From time to time, the CLO Funds may receive equity securities that are received in exchange with a default or restructuring of Collateral Obligations.

Cash.  The Asset Manager Affiliates define cash as demand deposits. The Asset Manager Affiliates place their cash with financial institutions and, at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Restricted Cash of CLO Funds.  Restricted cash consists of cash held for reinvestment, quarterly interest and principal distributions (if any) to holders of CLO Fund liabilities, and payment of CLO Fund expenses.

CLO Fund Liabilities at Fair Value.  The Asset Manager Affiliates have no debt; however the CLO Funds they manage and that are consolidated herein, have issued rated and unrated bonds to finance their operations. Debt is presented at fair value.

Interest Income.  Interest income is recorded on the accrual basis on interest-bearing assets. The CLO Funds generally place a loan or security on non-accrual status and cease recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Asset Manager Affiliates otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans represented 0.20% and 0.23% of Investments of CLO Funds at fair value as of December 31, 2012 and December 31, 2011, respectively. The aggregate unpaid principal value of loans past due as of December 31, 2012 was approximately $42.7 million and the difference between fair value and the unpaid principal balance was approximately $36.2 million. The aggregate unpaid principal value of loans past due as of December 31, 2011 was approximately $28.0 million and the difference between fair value and the unpaid principal balance was approximately $24.1 million.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Management Fees.  As a manager of CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees the Asset Manager Affiliates receive has two components — a senior management fee and a subordinated management fee.

Incentive Fees.  As a manager of CLO Funds, the Asset Manager Affiliates may receive an incentive fee upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by CLO Fund. If incentive fees are paid upon reaching such investment return thresholds, they are not subject to claw-back provisions.

Dividends to Member.  Dividends to the Asset Manager Affiliates’ sole member are recognized on the ex-dividend date. Generally, dividends are declared and paid on a quarterly basis.

Expenses.  The Asset Manager Affiliates are internally managed and expense costs, as incurred, with regard to the running of their operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, monitoring and servicing the CLO Fund investments managed by the Asset Manager Affiliates, and related overhead charges and expenses, including rental expense. The Asset Manager Affiliates’ share office space and certain other operating expenses. Katonah Debt Advisors has entered into an Overhead Allocation Agreement with its sole member, KCAP Financial. Trimaran Advisors has entered into such an allocation agreement with Katonah Debt Advisors. The Agreements provide for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. The aggregate net payments of such expenses under the Overhead Allocation Agreement are settled quarterly. Katonah Debt Advisors accounts for its operating leases, which may include escalations, in accordance with ASC 840-10, Leases, and expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods), beginning on the commencement of the lease term.

Interest Expenses.  The Asset Manager Affiliates have no debt; however the CLO Funds they manage and that are consolidated herein have issued rated and unrated bonds to finance their operations. Interest on CLO Fund liabilities is calculated by the third party trustee of the CLO Funds. Interest is accrued and generally paid quarterly.

Trustee Fees.  Each CLO Fund has a third party trustee that is the custodian for all investments of the CLO Funds and receives and disburses all cash in accordance to the trustee and custodial agreements. Trustee fees are accrued and paid quarterly by the CLO Funds.

Income Taxes.  Asset Manager Affiliates account for income taxes under the asset and liability method prescribed by ASC 740-10, Income Taxes (“ASC 740-10”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to income tax expense on the combined statements of income. Asset Manager Affiliates records its income taxes receivable and payable based upon its estimated income tax liability.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Accounting Policies Adopted in the Year Ended December 31, 2012

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

On January 1, 2010, upon the adoption of the above, Asset Manager Affiliates determined it was the primary beneficiary of all ten of the CLO Funds it manages as it has the power to direct the activities of the CLO Funds that most significantly impact the CLO Funds’ economic performance, and the obligation to absorb losses/right to receive benefits (in the form of senior and subordinate management fees as well as the potential to earn an incentive fee) from the CLO Funds that could potentially be significant to the CLO Funds. As a result, these CLO Funds are consolidated into the combined financial statements of Katonah Debt Advisors.

Fair Value Option

Upon consolidation of the CLO Funds, the assets and liabilities of the consolidated CLOs were measured at fair value, as the determination of carrying amounts was not practicable. The Asset Manager Affiliates have elected the fair value option under ASC Topic 825-10-25 to measure the assets and liabilities of all consolidated CLOs at fair value subsequent to the date of initial adoption of this additional guidance to mitigate accounting mismatches between the carrying value of the assets and liabilities and to achieve operational simplifications.

The cumulative effect adjustment upon adoption at January 1, 2010 resulted in an appropriation of retained earnings of $140.5 million.

Improved Disclosures Regarding Fair Value Measurements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level III disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for Asset Manager Affiliates in 2011. The adoption of this disclosure-only guidance did not have a material impact on Asset Manager Affiliates’ financial results.

In May 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. The amendments in this ASU generally represent clarifications of Topic

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s financial position, operating results or cash flows.

3. CLO FUNDS

A CLO Fund generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. Investments purchased by the CLO Funds are governed by extensive investment guidelines, including limits on exposure to any single industry or issuer and limits on the ratings of the CLO Fund’s assets. The CLO Funds managed by the Asset Manager Affiliates have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

The Asset Manager Affiliates manage ten CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2012, the Asset Manager Affiliates had approximately $3.6 billion of par value of assets under management. At December 31, 2011, Katonah Debt Advisors had approximately $1.9 billion of par value of assets under management in five CLO Funds.

CLO Funds typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of their underlying investments. Interest and principal payments (net of designated CLO Fund expenses) from the CLO Fund are paid to each issued security in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO Fund. AAA/Aaa notes are issued at a specified spread over LIBOR and normally have the first claim on the earnings on the CLO Fund’s investments after payment of certain fees and expenses. Lower subordinated “mezzanine” tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLO Fund’s investments if the required interest and principal payments have been made on the more senior tranches in the waterfall. The most junior tranche can take the form of either subordinated notes or preferred shares. The subordinated notes or preferred shares generally do not have a stated coupon but are entitled to residual cash flows from the CLO Fund’s investments after all of the other tranches of notes and certain other fees and expenses are paid.

The CLO Funds are primarily financed via capital contributed by equity and debt holders. The Asset Manager Affiliates’ risk with respect to each investment in the CLO Funds they manage is limited to any uncollected management fees (as the Asset Manager Affiliates have no investment in the CLO Funds they have no exposure or benefits in the ownership of the CLO Funds bonds). Therefore, the gains or losses of the CLO Funds have not had a significant impact on the Asset Manager Affiliates’ financial position, results of operations or cash flows. The Asset Manager Affiliates have no right to the benefits from, nor do they bear the risks associated with, these investments, beyond the management fees generated from the CLO Funds. If the Asset Manager Affiliates were to liquidate, these investments would not be available to any general creditors of the Asset Manager Affiliates. Additionally, the collateral assets of consolidated CLO Funds are held solely to satisfy the obligations of the CLO Funds, and the investors in the consolidated CLO Funds have no recourse to the general credit of the Asset Manager Affiliates for the notes issued by the CLO Funds.

CLO Funds are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

issued by the CLO Funds are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. For managing the collateral for the CLO Fund entities, the Asset Manager Affiliates earn investment management fees, including subordinated management fees, as well as contingent incentive fees. The Asset Manager Affiliates have no investment in the CLO Funds they manage. However, its sole shareholder, KCAP Financial, has invested in certain of the CLO Funds, generally taking a portion of the unrated, junior subordinated position (generally subordinated to other interests in the entities and entitle KCAP Financial and other subordinated tranche investors to receive the residual cash flows, if any, from the entities).

Upon adoption of guidance encompassed in ASC Topic 810, the Asset Manager Affiliates determined that they were the primary beneficiary of these CLO Funds, as they have the power to direct the activities of the CLO Funds that most significantly impact the CLO Funds’ economic performance, and the obligation to absorb losses/right to receive benefits (in the form of senior and subordinate management fees as well as the potential to earn an incentive fee) from the CLO Funds that could potentially be significant to the CLO Funds. The primary beneficiary assessment includes an analysis of the rights of the Asset Manager Affiliates in their capacity as investment manager. In certain CLOs, the Asset Manager Affiliates’ role as investment manager provides that the Asset Manager Affiliates contractually have the power, as defined in ASC Topic 810, to direct the activities of the CLO Funds that most significantly impact the CLO Funds’ economic performance, such as managing the collateral portfolio and its credit risk. Additionally, the primary beneficiary assessment includes an analysis of the Asset Manager Affiliates’ rights to receive benefits and obligations to absorb losses associated with its management/incentive fees.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees the Asset Manager Affiliates receive have two components — a senior management fee and a subordinated management fee.

Fair value of consolidated CLO Funds

The investments held by consolidated CLO Funds are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO Fund portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. Bank loan investments mature at various dates between 2012 and 2022, pay interest at Libor or Euribor plus a spread of up to 8.5%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2012, the unpaid par principal balance exceeded the fair value of the senior secured bank loans and bonds by approximately $142 million. Less than 0.2% of the collateral assets are in default as of December 31, 2012. CLO Fund investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

CLO Fund liabilities issued by consolidated CLO Funds have stated maturity dates between 2017 and 2023. The CLO Fund liabilities are issued in various tranches with different risk profiles and ratings. The interest rates are generally variable rates based on Libor or Euribor plus a pre-defined spread, which varies from 0.225% for the more senior tranches to 6.25% for the more subordinated tranches. At December 31, 2012, the outstanding balance on the CLO Fund liabilities issued by consolidated CLO Funds exceeds their fair value by approximately $223 million. The investors in the CLO Fund liabilities have no recourse to the general credit of the Asset Manager Affiliates. CLO Fund liabilities are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the liabilities, taking into account the overall credit quality of the issuers and the Asset Manager Affiliates’ past experience in managing similar securities. Market yields, default rates and recovery rates used in the Asset Manager Affiliates’ estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the liabilities may be adversely affected. Once the undiscounted cash flows of the collateral assets have been determined, the Asset Manager Affiliates apply appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.

The carrying value of investments held and CLO Fund liabilities issued by CLO Funds is also their fair value. The following table presents the fair value hierarchy levels of investments held and CLO Fund liabilities issued by the CLO Funds, which are measured at fair value as of December 31, 2012 and December 31, 2011:

	December 31, 2012
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of CLO Funds	$3,255.8	—	$—	$3,255.8
Liabilities:
CLO Fund Liabilities	3,459.5	—	—	3,459.5

	December 31, 2011
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of CLO Funds	$1,768.1	$—	$1,562.7	$205.4
Liabilities:
CLO Fund Liabilities	1,727.6	—	—	1,727.6

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2012	2011
Beginning balance	$205.4	$116.5
Transfers into Level 3	1,562.7	13.0
Transfers from Level 3	0	(7.0)
Purchase of Trimaran investments	1,386.8	0
Purchase of investments	1,032.5	104.9
Proceeds from sale and redemption of investments	(1,034.1)	(12.8)
Realized and unrealized gains/(losses), net	102.5	(9.2)
Ending balance	3,255.8	205.4
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	$73.5	$4.0

Transfers into Level 3 represent transfers relating to investments for which pricing inputs were unobservable as of December 31, 2012.

As of December 31, 2012, the Asset Manager Affiliates’ Level 3 portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Debt Securities	$352,332,635	Market Comparables	Market Yield (%)	5.4% - 21.8%
	$2,798,983,906	Market Quote	EBITDA Multiples (x)	3.7x - 8.8x
			Weighted Average Cost of Capital (%)	10.7% - 12.0%
			Third-Party Bid-Ask Mid	1.0 - 116
Equity Securities	$495,752	Market Comparables	Average EBITDA Multiple (x)	3.7x - 7.1x
			Weighted Avg Cost of Capital (%)	9.6% - 14.8%
	$8,162,987	Market Quote	Third-Party Bid	1.5 – 217.5
CLO Fund Securities	$95,830,162	Discounted Cash Flow	Discount Rate	1.6% - 7.52%

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 liabilities using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2012	2011
Beginning balance	$1,727.6	$1,717.4
Purchase of Trimaran CLO Fund Liabilities	1,374.2	0
Issuance of Catamaran CLO Fund Liabilities	415.4	0
Prepayments, amortization, net	(252.2)	(1.2)
Unrealized appreciation/(depreciation)	194.6	11.4
Ending balance	3,459.5	1,727.6
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$194.6	$11.4

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

As of December 31, 2012, the Asset Manager Affiliates’ Level 3 liabilities had the following valuation technique and significant inputs:

Asset Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
CLO Fund Liabilities	$3,459,529,711	Discounted Cash Flow	Discount Rate	1.6% – 7.52%

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below.

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Asset Manager Affiliates have the ability to access.
•	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Asset Manager Affiliates have no debt; however the CLO Funds they manage and that are consolidated herein, have issued rated and unrated bonds to finance their operations. Debt is presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of CLO Fund liabilities is approximately $3.7 billion and $2 billion respectively for both the years ended December 31, 2012 and December 31, 2011.

The Asset Manager Affiliates have determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the its Combined Balance Sheet, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as they are mandatorily redeemable upon liquidation or termination of the CLO.

The Asset Manager Affiliates’ risk with respect to the CLO Funds is limited to any uncollected management fees. The Asset Manager Affiliates have no right to the benefits from, nor do they bear the risks associated with, the CLO Funds, beyond the management fees generated by the CLO Funds. If the Asset Manager Affiliates were to liquidate, the CLO Funds would not be available to the general creditors of the Asset Manager Affiliates. Additionally, the Investments of the CLO Funds are held solely to satisfy the obligations of the CLO Funds, and the investors in the consolidated CLO Funds have no recourse to the general credit of the Asset Manager Affiliates for the CO Fund liabilities.

On December 20, 2012, Trimaran Advisors closed on Catamaran CLO 2012-1 (“Catamaran”), a $415 million collateralized loan obligation fund of leveraged loans and high yield bonds. Trimaran is the collateral manager for Catamaran and KCAP Financial, Inc. invested approximately $12.5 million in tranches of subordinated notes issued by Catamaran in connection with the transaction. Catamaran is considered to be a variable interest entity for which Trimaran Advisors is the primary beneficiary and therefore is consolidated by Trimaran Advisors and is included into the combined financial statements of the Asset Manager Affiliates. The combined 2012 results of operations associated with the acquisition of Catamaran, including the consolidated CLO Funds managed by Trimaran Advisors, following the date of acquisition includes revenues of $316,000 and net loss before tax of $7.1 million.

4. UNCONSOLIDATED VIEs

Katonah Debt Advisors deems the funds managed by Scott’s Cove (“Scott’s Cove Funds”) to be VIEs for which Katonah Debt Advisors is not the primary beneficiary and thus the Scott’s Cove Funds are not

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

4. UNCONSOLIDATED VIEs  – (continued)

consolidated into the financial statements of Katonah Debt Advisors. A primary beneficiary is one that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns or both. Katonah Debt Advisors has no obligation to absorb any of the entity’s expected losses. In addition, Katonah Debt Advisors does not receive the majority of the entity’s expected residual returns. As a result, Katonah Debt Advisors does not consolidate the Scott’s Cove Funds. Katonah Debt Advisors’ maximum exposure to loss as a result of its involvement in the Scott’s Cove Funds is limited to any uncollected management fees due from the funds it manages. At December 31, 2010 Katonah Debt Advisors had a $67,000 investment interest in the Scott’s Cove Funds and no investment interest in the Scott’s Cove Funds at December 31, 2011 due to the sale of Scott’s Cove Funds on February 28, 2011, as discussed on Note 1.

5. BUSINESS COMBINATION

On February 29, 2012, KCAP Financial, Inc. (the “Company”) and Commodore Holdings, L.L.C., a newly-formed, wholly-owned subsidiary of the Company (“Commodore”), acquired all of the outstanding equity interests in Trimaran Advisors, L.L.C. (“Trimaran”) for $13.0 million in cash and 3,600,000 shares of the Company’s common stock, par value $0.01 per share, which were valued at the opening price on the closing date of the acquisition. Contemporaneously with the acquisition, the Company acquired the equity interests in four collateralized loan obligation funds (“CLOs”) sponsored by Trimaran, at fair value, for $12.0 million in cash. The aggregate purchase price was $50.6 million, of which $2.5 million in cash and 2,150,000 common shares of the Company were placed in escrow with the Bank of New York Mellon. These amounts will remain in escrow for up to 18 months and will be used to pay for any claims or liabilities that arise during that period which were previously indemnified by the seller. No claims are anticipated and therefore these amounts were accounted for as a part of the consideration transferred.

In accordance with the purchase agreement, Commodore was deemed the acquirer of Trimaran and accounted for the acquisition as a business combination. The assets acquired (no liabilities were assumed) by Commodore through this acquisition were “pushed-down” to Trimaran. The purchase price allocation included the fair value of the identifiable intangible assets acquired, which consist of four CLO management contracts, of approximately $15.7 million, resulting in goodwill of $22.8 million. The CLO management contracts will be amortized over the lives of the contracts (3 – 5 years). The goodwill will be subject to an annual impairment test. The goodwill represents expected synergies from combining the operations of Katonah Debt Advisors and Trimaran Advisors. Both are CLO asset managers and registered under the Investment Advisors Act of 1940.

Trimaran, a taxable entity (corporation), has recognized the acquisition of as an asset acquisition for tax purposes. The book and tax basis of the intangible assets and goodwill are identical; accordingly, Trimaran has not provided for any deferred taxes at the closing date of the acquisition. The tax basis of the intangible assets and goodwill will be amortized over 15 years, which will give rise to deferred taxes.

Trimaran will continue operating as a stand-alone entity and serve as collateral manager under the five the CLO management contracts. Katonah Debt Advisors LLC (“KDA”) is a 100% owned asset manager subsidiary of the Company. KDA and Trimaran are both under common control of the Company and have similar business characteristics; therefore report on a combined basis for financial reporting purposes.

The combined 2012 results of operations associated with the acquisition of Trimaran Advisors, including the consolidated CLO Funds managed by Trimaran Advisors, for the ten-month period following the date of acquisition includes revenues of $57 million and net loss before tax of $45.7 million.

6. INCOME TAXES

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. The CLO Funds are not taxed.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

6. INCOME TAXES  – (continued)

For tax purposes, the Asset Manager Affiliate’s taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization.

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors by its sole member, KCAP Financial, in exchange for shares of the KCAP Financial’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period.

As discussed in Note 5, additional goodwill amortization for tax purposes was created upon the purchase of Trimaran Advisors by its sole member. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period.

Any distributions of taxable net income earned by the Asset Manager Affiliates to KCAP Financial would generally need to be distributed to the KCAP Financial’s shareholders. Generally, such distributions of Asset Manager Affiliate income to the KCAP Financial’s shareholders will be considered as qualified dividends for tax purposes.

The components of income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 are as follows:

	For the year ended December 31,
	2012	2011	2010
Current income tax expense:
Federal	$433,823	$84,821	$290,622
State & local	(59,674)	259,797	(39,719)
Total net current income tax expense	$374,149	$344,618	$250,903
Deferred income tax expense (benefit):
Federal	$11,143	$(350,459)	$(39,639)
State & local	(736,242)	(215,474)	662,637
Total net deferred income tax expense (benefit)	$(725,099)	$(565,933)	$662,998
Total income tax expense (benefit)	$(350,950)	$(221,315)	$873,901

The Asset Manager Affiliate’s effective income tax rate was 0.4%, 0.7% and -9.1% for tax years 2012, 2011 and 2010, respectively. The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is primarily due to tax goodwill amortization and the CLO funds having no tax consequences.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

6. INCOME TAXES  – (continued)

The components of deferred income tax assets and liabilities are shown below:

	For the year ended December 31,
	2012	2011
Deferred income tax assets:
Net operating loss and tax credit carryforward	$3,690,343	$3,912,080
Restricted stock	45,529	327,886
Intangible depreciation/amortization	268,058	—
Other	61,723	21,490
Less: Valuation allowance	(2,957,205)	(3,878,108)
Total deferred tax assets	$1,108,448	$383,348
Deferred income tax liabilities:
Fixed asset and intangible depreciation/amortization	$—	$—
Total deferred tax liabilities	$—	$—
Net deferred tax assets	$1,108,448	$383,348

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

At December 31, 2012 the Asset Manager Affiliates had federal and state net loss carryovers of $8.5 million and $7.0 million available to offset future taxable income. At December 31, 2011, federal and state net loss carryovers were $8.7 million and $8.3 million, respectively. The net loss carryovers expire in the years 2028 to 2032. At December 31, 2012 the federal and state net operating loss carryovers made up approximately $2.9 million and $0.8 million of the deferred tax asset respectively. At the present time, the Asset Manager Affiliates believe that it is more likely than not that a portion of the deferred tax assets related to the federal net operating loss carryovers will not be recognized. Accordingly, the Asset Manager Affiliates have provided a valuation allowance against such carryovers in the amount of approximately $3.0 million.

Asset Manager Affiliates adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2009. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The adoption of ASC 740 did not have an effect on the financial position or results of operations of the Asset Manager Affiliates as there was no liability for unrecognized tax benefits and no change to the beginning of capital of the Asset Manager Affiliates.

Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. With a few exceptions, Asset Manager Affiliates are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2009.

7. COMMITMENTS AND CONTINGENCIES

The Asset Manager Affiliates have no direct commitments and contingencies; however, the CLO Funds have commitments to fund approximately $86,000 and $326,000 of investments as of December 31, 2012 and

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES  – (continued)

December 2011, respectively. Rent expense was approximately $379,000, $295,459 and $341,441 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes our long-term debt.

Consolidated Variable Interest Entities Debt:	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (In years)
CLO Debt(1)	$3,459,529,711	1.07%	7.1

{}
(1)	Long-term debt of the VIEs is recorded at fair value. This includes the fair value of the subordinated notes issued by the VIEs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the VIEs debt (excluding subordinated notes) was $3.4 billion and $1.8 billion as of December 31, 2012 and 2011, respectively.

The following table summarizes our minimum future lease payments as of December 31, 2012:

Contractual Obligations	2013	2014	2015	2016	2017	More than 5 years
Operating lease obligations	$342,611	$369,643	$377,898	$369,432	$369,432	$2,524,452

8. MEMBER’S EQUITY

The member interest of Asset Manager Affiliates is held solely by KCAP Financial. KCAP Financial owns 100% of Katonah Debt Advisors and 100% of Commodore Holdings, which wholly owns Trimaran Advisors.

9. OTHER EMPLOYEE COMPENSATION

Asset Manager Affiliates adopted a 401(k) plan (“401K Plan”) effective January 1, 2007 that it shares with its sole shareholder, KCAP Financial. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. Katonah Debt Advisors and Trimaran Advisors make contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the year ended December 31, 2012, Asset Manager Affiliates made contributions to the 401K Plan of approximately $54,000. For the year ended December 31, 2011, Katonah Debt Advisors made contributions to the 401K Plan of approximately $41,000.

The Asset Manager Affiliates also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Asset Manager Affiliates for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, Asset Manager Affiliates may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the year ended December 31, 2012, The Asset Manager Affiliates made contributions of approximately $302,000 to the Profit-Sharing Plan.

Certain employees of Asset Manager Affiliates may receive restricted stock grants in the stock of Asset Manager Affiliates’ sole member, KCAP Financial. For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, non-cash compensation expense of approximately $20,000, $89,000 and

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

9. OTHER EMPLOYEE COMPENSATION  – (continued)

$240,000 respectively, was expensed at Asset Manager Affiliates related to an allocated reimbursable expense for a grant of restricted stock of KCAP Financial.

10. RELATED PARTY TRANSACTION

On November 20, 2012, Trimaran Advisors entered into a senior credit agreement with KCAP Financial, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the KCAP Financial in order to provide the capital necessary to support one or more of Trimaran Advisors’ warehouse lines and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Senior Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Trimaran Advisers incurred interest expense of $185,000 related to this transaction for the year ended December 31, 2012. No amounts were outstanding under the Senior Credit Facility at December 31, 2012.

11. SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Asset Manager Affiliates’ combined financial statements through March 18, 2013, the date the financial statements were avaliable to be issued. Management has determined that there are no material events that would require disclosure in the Asset Manager Affiliates’ financial statements other than listed below.

On February 26, 2013, Trimaran Advisors entered into a senior credit agreement with KCAP Financial, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the KCAP Financial in order to provide the capital necessary to support one or more of Trimaran Advisors’ warehouse lines and/or working capital in connection with Trimaran Advisors’ warehouse activities. This senior credit facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. At March 15, 2013, there was $20 million outstanding under the senior credit facility.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of
KCAP Financial, Inc. (formerly, Kohlberg Capital Corporation)

We have audited the accompanying financial statements of Katonah 2007-I CLO Ltd., which comprise the statement of net assets, including the schedule of investments, as of December 31, 2012, and the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes to the financial statements.

Management’s responsibility for the financial statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katonah 2007-I CLO Ltd. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2013

KATONAH 2007-I CLO LTD.

STATEMENT OF NET ASSETS

As of December 31, 2012
ASSETS
Investment at fair value:
Debt securities	$291,720,614
Equity securities	2,361,136
CLO equity securities	16,321,029
Total investments at fair value	310,402,779
Cash	13,018,610
Accrued interest receivable	737,624
Total assets	$324,159,013
LIABILITIES
CLO Debt at fair value	$310,470,318
Accrued interest expense	2,198,994
Payable for open trades	2,970,000
Accounts payable and accrued expenses	179,188
Due to affiliates	5,662
Total liabilities	$315,824,162
NET ASSETS
Total Net Assets	$8,334,851

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2012
Income
Interest income from investments	$12,899,200
Interest income from cash and time deposits	3,196
Other income	504,941
Total income	$13,407,337
Expenses
Interest expense	11,701,098
Management fees	809,547
Trustee fees	88,963
Professional fees	168,111
Administrative and other	99,110
Total expenses	$12,866,829
Net realized gain on investments	1,868,324
Net change in unrealized gain on investments	14,496,077
Change in unrealized loss on debt	(29,457,367)
Decrease in net assets resulting from operations	$(12,552,458)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENT OF CHANGES IN NET ASSETS

Net Assets
Balance at January 1, 2012	$20,887,309
Decrease in net assets resulting from operations	(12,552,458)
Balance at December 31, 2012	$8,334,851

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENT OF CASH FLOWS

Year Ended December 31, 2012
OPERATING ACTIVITIES:
Decrease in net assets resulting from operations	$(12,552,458)
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in realized gain on investments	(1,868,324)
Net change in unrealized gain on investments	(14,496,077)
Change in unrealized loss on debt	29,457,367
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	8,678
Decrease in accounts payable and accrued expenses	(10,994)
Decrease in payable for open trades	(1,870,440)
Increase in accrued interest expense	340,175
Purchase of investments	(101,848,974)
Proceeds from sale and redemption of investments	103,177,496
Net cash provided by operating activities	$336,449
CHANGE IN CASH	336,449
CASH, BEGINNING OF YEAR	12,682,161
CASH, END OF YEAR	$13,018,610
Supplemental Information:
Interest Paid	$11,360,923

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

SCHEDULE OF INVESTMENTS
As of December 31, 2012

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
Acosta, Inc. Grocery	Term D Loan — 5.0% Cash, Due 3/18	$978,516	$978,516	$989,373
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	500,000	496,250	506,250
Advantage Sales & Marketing Inc. Grocery	Term Loan (First Lien) — 5.3% Cash, Due 12/17	980,000	984,336	988,943
AES Corporation, The Utilities	Initial Term Loan — 4.3% Cash, Due 6/18	1,536,429	1,536,429	1,555,634
Alaska Communications Systems Holdings, Inc. Telecommunications	Term Loan — 5.5% Cash, Due 10/16	1,960,000	1,969,900	1,855,463
Allison Transmission, Inc. Automobile	Term B-2 Loan — 3.7% Cash, Due 8/17	984,122	950,572	991,911
Allison Transmission, Inc. Automobile	Term B-3 Loan — 4.3% Cash, Due 8/19	2,488,763	2,468,138	2,513,252
Alpha Topco Limited (Formula One) Leisure, Amusement, Motion Pictures, Entertainment	Facility B2 (USD) — 6.0% Cash, Due 4/19	3,473,794	3,446,331	3,529,461
Altegrity, Inc (f.k.a. US Investigations Services, Inc.) Diversified/Conglomerate Service	Term Loan — 3.0% Cash, Due 2/15	718,343	718,343	668,957
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.) Healthcare, Education and Childcare	Term B-2 Loan — 5.5% Cash, Due 2/17	496,250	486,250	499,560
Aramark Corporation Diversified/Conglomerate Service	LC-2 Facility — 3.5% Cash, Due 7/16	163,007	151,189	163,545
Aramark Corporation Diversified/Conglomerate Service	U.S. Term B Loan (Extending) — 3.5% Cash, Due 7/16	2,478,633	2,298,932	2,486,812
Aramark Corporation Diversified/Conglomerate Service	U.S. Term C Loan — 3.5% Cash, Due 7/16	272,850	270,420	273,750
Aramark Corporation Diversified/Conglomerate Service	LC-3 Facility — 3.5% Cash, Due 7/16	21,980	21,785	22,052
Armored AutoGroup Inc. (fka Viking Acquisition Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	New Term Loan — 6.0% Cash, Due 11/16	490,000	491,859	475,604
Ascena Retail Group, Inc. Retail Stores	Tranche B Term Loan — 4.8% Cash, Due 6/18	930,833	920,833	940,142
Ashland Inc. Chemicals, Plastics and Rubber	Term B Loan — 3.8% Cash, Due 8/18	736,964	734,472	746,036
Asurion, LLC (fka Asurion Corporation) Insurance	Term Loan (First Lien) — 5.5% Cash, Due 5/18	1,000,000	1,005,000	1,011,565
Audatex North America, Inc. (CSG US Buyco and ABZ Buyco) Automobile	Extended Domestic Tranche C Term Loan — 3.3% Cash, Due 5/17	1,458,054	1,439,642	1,460,795
Aurora Diagnostics, LLC Healthcare, Education and Childcare	Tranche B Term Loan — 6.3% Cash, Due 5/16	455,556	455,769	440,750

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
AVG Technologies N.V. Electronics	Term Loan — 7.5% Cash, Due 3/16	$429,205	$409,205	$430,278
Avis Budget Car Rental, LLC Personal Transportation	Tranche C Term Loan — 4.3% Cash, Due 3/19	1,588,626	1,580,108	1,604,909
B&G Foods, Inc. Beverage, Food and Tobacco	Tranche B Term Loan (2012) — 4.0% Cash, Due 11/18	2,970,000	2,970,000	2,989,498
Berry Plastics Holding Corporation Containers, Packaging and Glass	Term C Loan — 2.2% Cash, Due 4/15	2,890,820	2,735,119	2,880,442
Biomet, Inc. Healthcare, Education and Childcare	Dollar Term B-1 Loan — 4.0% Cash, Due 7/17	2,909,015	2,867,130	2,930,833
Bresnan Broadband Holdings, LLC Broadcasting and Entertainment	Term B Loan — 4.5% Cash, Due 12/17	490,000	493,319	493,369
Brickman Group Holdings, Inc. Diversified/Conglomerate Service	Tranche B-1 Term Loan — 5.5% Cash, Due 10/16	957,571	971,431	973,131
Burger King Corporation Personal, Food and Miscellaneous Services	Tranche B Term Loan (2012) — 3.8% Cash, Due 9/19	3,690,750	3,681,500	3,716,364
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-1 Loan — 5.5% Cash, Due 2/17	2,826,250	2,796,500	2,854,513
BWay Holding Company Containers, Packaging and Glass	Initial Term Loan — 4.5% Cash, Due 8/17	1,000,000	995,000	1,009,625
Calpine Corporation Utilities	Term Loan — 4.5% Cash, Due 4/18	982,500	982,500	993,838
Calpine Corporation Utilities	Term Loan (6/2011) — 4.5% Cash, Due 4/18	2,955,000	2,932,613	2,989,101
Capital Automotive L.P. Finance	Tranche B Term Loan — 5.3% Cash, Due 3/17	1,770,021	1,751,096	1,791,411
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan (New) — 4.8% Cash, Due 8/18	901,300	896,312	912,850
Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Loan — 10.0% Cash, Due 11/14	342,089	342,089	337,847
CB Richard Ellis Services, Inc.(4) Buildings and Real Estate(4)	Incremental Tranche D Term Loan — 3.7% Cash, Due 9/19	3,940,000	3,920,100	3,950,264
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term-1 Loan — 4.0% Cash, Due 12/17	943,926	955,185	954,644
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C Loan (Extended) — 3.1% Cash, Due 10/16	1,290,143	1,303,694	1,304,818
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 4.0% Cash, Due 2/19	1,985,000	1,965,000	1,998,190
Charter Communications Operating, LLC Broadcasting and Entertainment	Term C Loan — 3.5% Cash, Due 9/16	1,520,246	1,446,375	1,530,028
Charter Communications Operating, LLC Broadcasting and Entertainment	Term D Loan — 4.0% Cash, Due 5/19	992,500	987,500	1,002,797
Chrysler Group LLC Automobile	Tranche B Term Loan — 6.0% Cash, Due 5/17	2,959,937	2,748,144	3,026,950

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Extended Term Loan — 3.8% Cash, Due 1/17	$4,510,815	$4,435,896	$4,543,225
Cinemark USA, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.2% Cash, Due 12/19	1,000,000	995,000	1,002,295
Consolidated Communications, Inc. Telecommunications	Incremental Term 3 Loan — 5.3% Cash, Due 12/18	1,000,000	990,000	1,001,250
Covanta Energy Corporation Ecological	Term Loan — 4.0% Cash, Due 3/19	992,500	987,500	1,006,152
Crown Castle Operating Company(4) Buildings and Real Estate(4)	Tranche B Term Loan — 4.0% Cash, Due 1/19	2,977,481	2,962,481	2,998,934
CSC Holdings, LLC (fka CSC Holdings Inc. (Cablevision)) Broadcasting and Entertainment	Incremental B-3 Extended Term Loan — 3.4% Cash, Due 3/16	2,884,948	2,892,235	2,902,979
David's Bridal, Inc. Retail Stores	Initial Term Loan — 5.0% Cash, Due 10/19	500,000	495,000	501,980
DaVita HealthCare Partners Inc. (fka DaVita Inc.) Healthcare, Education and Childcare	Tranche B Term Loan — 4.5% Cash, Due 10/16	1,960,000	1,981,196	1,976,631
Dean Foods Company Beverage, Food and Tobacco	2017 Tranche B Term Loan (extending) — 5.5% Cash, Due 4/17	4,767,365	4,669,546	4,768,866
Del Monte Foods Company Beverage, Food and Tobacco	Initial Term Loan — 4.5% Cash, Due 3/18	2,876,278	2,880,009	2,885,712
Dex Media West LLC Printing and Publishing	New Term Loan — 7.0% Cash, Due 10/14	1,132,334	1,013,073	848,118
DineEquity, Inc. Personal, Food and Miscellaneous Services	Term B-1 Loan — 4.3% Cash, Due 10/17	294,523	294,523	297,446
Dole Food Company, Inc. Farming and Agriculture	Tranche B-2 Term Loan — 5.0% Cash, Due 7/18	344,750	342,138	345,719
Dollar General Corporation Retail Stores	Tranche B-1 Term Loan — 3.0% Cash, Due 7/14	3,987,935	3,998,722	4,019,479
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 5.0% Cash, Due 5/18	4,430,807	4,386,038	4,168,636
Dunkin' Brands, Inc. Personal, Food and Miscellaneous Services	Term B-2 Loan — 4.0% Cash, Due 11/17	2,188,486	2,188,486	2,209,124
Education Management LLC Healthcare, Education and Childcare	Tranche C-2 Term Loan — 4.3% Cash, Due 6/16	1,566,101	1,536,416	1,282,245
Epicor Software Corporation (fka Eagle Parent Inc.) Electronics	Term B Loan — 5.0% Cash, Due 5/18	1,970,000	1,950,100	1,983,130
Equipower Resources Holdings, LLC Utilities	Term B Advance (First Lien) — 5.5% Cash, Due 12/18	1,468,729	1,446,229	1,491,979
Essential Power, LLC Utilities	Term Loan — 5.5% Cash, Due 8/19	962,102	947,102	978,939

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
Federal-Mogul Corporation Automobile	Tranche B Term Loan — 2.1% Cash, Due 12/14	$1,364,223	$1,334,928	$1,260,201
Federal-Mogul Corporation Automobile	Tranche C Term Loan — 2.1% Cash, Due 12/15	421,545	412,493	389,402
Fidelity National Information Services, Inc. Electronics	Term Loan A-2 (Extended) — 2.5% Cash, Due 7/14	860,980	877,018	863,675
Fidelity National Information Services, Inc. Electronics	Term A-3 Loan — 2.2% Cash, Due 3/17	2,887,500	2,812,500	2,890,792
First Data Corporation Finance	Non Extending B-1 Term Loan — 3.0% Cash, Due 9/14	38,807	-25,536	38,866
First Data Corporation Finance	Non Extending B-2 Term Loan — 3.0% Cash, Due 9/14	77,808	-51,147	77,927
Freescale Semiconductor, Inc. Electronics	Tranche B-1 Term Loan — 4.5% Cash, Due 12/16	2,990,221	2,982,745	2,933,616
Fresenius SE Healthcare, Education and Childcare	Tranche D1 Dollar Term Loan — 3.5% Cash, Due 9/14	613,232	619,209	615,277
Fresenius SE Healthcare, Education and Childcare	Tranche D2 Term Loan — 3.5% Cash, Due 9/14	350,294	353,708	351,462
Genpact Limited Diversified/Conglomerate Service	Term Loan — 4.3% Cash, Due 8/19	498,750	496,250	503,428
Gentiva Health Services, Inc. Healthcare, Education and Childcare	Term B1 Term Loan — 6.5% Cash, Due 8/16	3,424,646	3,424,646	3,383,550
Getty Images, Inc. Printing and Publishing	Initial Term Loan (New) — 4.8% Cash, Due 10/19	3,000,000	2,970,000	3,007,875
Graceway Pharmaceuticals, LLC(3) Healthcare, Education and Childcare	Term B Loan (First Lien) — 7.0% Cash, Due 5/12	85,266	25,183	98,908
Grifols Inc. Healthcare, Education and Childcare	New U.S. Tranche B Term Loan — 4.5% Cash, Due 6/17	982,124	972,174	992,829
Hamilton Lane Advisors, L.L.C. Finance	Loan — 6.5% Cash, Due 2/18	962,500	952,500	969,719
Harlan Laboratories, Inc. (fka Harlan Sprague Dawley, Inc.) Healthcare, Education and Childcare	Term Loan — 3.8% Cash, Due 7/14	3,308,171	2,947,381	3,000,098
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.5% Cash, Due 6/17	970,880	839,491	902,918
HCA Inc. Healthcare, Education and Childcare	Tranche B-3 Term Loan — 3.5% Cash, Due 5/18	3,000,000	2,977,855	3,011,655
HCR ManorCare, Inc. (fka HCR Healthcare, LLC) Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	491,250	486,288	466,688
Health Management Associates, Inc. Healthcare, Education and Childcare	Term B Loan — 4.5% Cash, Due 11/18	2,475,000	2,450,000	2,498,376

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
Hertz Corporation, The Personal Transportation	Tranche B Term Loan — 3.8% Cash, Due 3/18	$982,500	$977,538	$987,005
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 3.8% Cash, Due 3/18	2,000,000	1,990,000	2,009,580
Hillman Group, Inc., The Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 5.0% Cash, Due 5/17	975,015	979,787	981,923
HMSC Corporation (aka Swett and Crawford) Insurance	Term Loan (First Lien) — 2.5% Cash, Due 4/14	942,500	809,150	914,225
Huntsman International LLC Chemicals, Plastics and Rubber	Extended Term B Loan — 2.8% Cash, Due 4/17	2,290,204	2,162,053	2,297,006
Huntsman International LLC Chemicals, Plastics and Rubber	Series 2 Extended Term B Dollar Loan — 3.0% Cash, Due 4/17	848,536	836,108	851,056
Infor (US), Inc. ((fka Lawson Software Inc.) Electronics	Tranche B-2 Term Loan — 5.3% Cash, Due 4/18	2,742,502	2,761,880	2,772,614
International Architectural Products, Inc.(3) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 8.8% Cash, 3.3% PIK, Due 5/15	166,935	160,054	86,806
J. Crew Group, Inc. Retail Stores	Loan — 4.5% Cash, Due 3/18	1,970,000	1,970,000	1,980,599
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Tranche B Term Loan — 3.2% Cash, Due 3/18	1,965,037	1,980,897	1,979,008
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 4.3% Cash, Due 5/18	985,000	980,025	985,000
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,484,909	1,477,409	1,500,226
Key Safety Systems, Inc. Automobile	Term Loan (First Lien) — 2.5% Cash, Due 3/14	1,821,124	1,781,130	1,806,555
KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Canadian Term Loan (First Lien) — 2.6% Cash, Due 6/14	138,659	118,807	130,339
KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	U.S. Term Loan (First Lien) — 2.6% Cash, Due 6/14	808,841	693,044	760,311
Kronos Incorporated Diversified/Conglomerate Service	Initial Term Loan (First Lien) — 5.5% Cash, Due 10/19	1,000,000	995,000	1,013,285
Kronos Worldwide, Inc. Chemicals, Plastics and Rubber	Initial Term Loan — 5.8% Cash, Due 6/18	1,462,500	1,440,000	1,480,781
La Paloma Generating Company, LLC Utilities	Loan (First-Lien) — 7.0% Cash, Due 8/17	1,970,000	1,870,500	1,967,538
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Tranche B Term Loan (Extending) — 2.8% Cash, Due 11/16	2,685,932	2,590,015	2,695,253
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Delayed Draw I Term Loan (Extending) — 2.8% Cash, Due 11/16	605,877	583,565	607,979

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B Loan — 4.5% Cash, Due 11/16	$486,256	$487,072	$492,335
Longview Power, LLC Utilities	2017 Term Loan — 7.3% Cash, Due 10/17	864,582	763,880	627,539
Lord & Taylor Holdings LLC (LT Propco LLC) Retail Stores	Term Loan — 5.8% Cash, Due 1/19	330,619	320,619	334,494
LPL Holdings, Inc. Finance	Initial Tranche B Term Loan — 4.0% Cash, Due 3/19	1,985,000	1,975,000	2,007,331
Mackinaw Power Holdings, LLC Utilities	Loan — 1.8% Cash, Due 6/15	1,619,048	1,560,000	1,612,976
MCC Iowa LLC (Mediacom Broadband Group) Broadcasting and Entertainment	Tranche D-1 Term Loan — 2.0% Cash, Due 1/15	971,576	933,930	968,341
McJunkin Red Man Corporation Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.3% Cash, Due 11/19	997,500	987,500	1,004,981
MetroPCS Wireless, Inc. Telecommunications	Tranche B-3 Term Loan — 4.0% Cash, Due 3/18	1,960,058	1,950,158	1,968,114
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Term B Facility — 4.3% Cash, Due 2/18	351,453	357,170	354,015
Michaels Stores, Inc. Retail Stores	B-2 Term Loan — 4.8% Cash, Due 7/16	979,129	981,273	989,601
Michaels Stores, Inc. Retail Stores	B-3 Term Loan — 4.8% Cash, Due 7/16	1,653,327	1,611,787	1,671,009
MMH Media Holdings Inc. (fka MMH Partners, L.P.)(3) Printing and Publishing	Loan — 4.5% PIK, Due 7/14	233,540	474	—
Munder Capital Management Finance	Incremental Term Loan — 6.0% Cash, Due 3/15	160,784	159,134	160,784
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.5% Cash, Due 11/19	1,000,000	992,500	1,002,500
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-1 Loan — 4.3% Cash, Due 10/17	430,714	430,714	435,693
Neiman Marcus Group Inc., The Retail Stores	Term Loan — 4.8% Cash, Due 5/18	3,000,000	2,992,500	3,008,700
Novelis, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.0% Cash, Due 3/17	1,478,731	1,491,712	1,495,182
NRG Energy, Inc. Utilities	Term Loan — 4.0% Cash, Due 7/18	985,000	982,513	997,253
Nuveen Investments, Inc. Finance	Extended First-Lien Term Loan — 5.8% Cash, Due 5/17	971,633	972,546	977,555
Nuveen Investments, Inc. Finance	Additional Extended First-Lien Term Loan — 5.8% Cash, Due 5/17	831,561	796,394	836,654
OSI Restaurant Partners, LLC Personal, Food and Miscellaneous Services	Term Loan — 4.8% Cash, Due 10/19	1,500,000	1,485,000	1,517,280

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
Oxbow Carbon LLC/Oxbow Calcining LLC Mining, Steel, Iron and Non-Precious Metals	Tranche B-1 Term Loan — 3.7% Cash, Due 5/16	$522,173	$525,545	$523,282
Pantry, Inc., The Grocery	Term Loan — 5.8% Cash, Due 8/19	2,992,500	2,962,500	3,037,388
Party City Holdings Inc. Retail Stores	Term Loan — 5.8% Cash, Due 7/19	498,750	493,750	505,216
Penn National Gaming, Inc. Hotels, Motels, Inns, and Gaming	Term B Facility — 3.8% Cash, Due 7/18	1,196,978	1,196,978	1,202,496
PetCo Animal Supplies, Inc. Retail Stores	New Loan — 4.5% Cash, Due 11/17	3,449,798	3,449,798	3,481,226
Petroleum GEO-Services ASA/PGS Finance, Inc. Oil and Gas	Term Loan — 2.0% Cash, Due 6/15	1,568,444	1,548,839	1,578,443
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC) Healthcare, Education and Childcare	Term Loan — 6.3% Cash, Due 12/18	1,485,000	1,462,500	1,511,255
Pinnacle Foods Finance LLC Beverage, Food and Tobacco	Extended Initial Term Loan — 3.7% Cash, Due 10/16	4,808,417	4,721,906	4,841,427
Plains Exploration & Production Company Oil and Gas	7-Year Term Loan — 4.0% Cash, Due 11/19	750,000	746,250	754,223
PQ Corporation (fka Niagara Acquisition, Inc.) Chemicals, Plastics and Rubber	Term Loan B — 5.3% Cash, Due 5/17	2,000,000	1,985,000	2,014,030
Progressive Waste Solutions Ltd. Ecological	Term B Loan — 3.5% Cash, Due 10/19	750,000	746,250	756,563
QCE, LLC (Quiznos) Personal, Food and Miscellaneous Services	Term Loan — 9.0% Cash, Due 1/17	804,573	713,221	634,004
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.0% Cash, Due 10/14	551,081	426,761	379,695
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.2% Cash, Due 8/17	490,000	490,000	493,151
Reynolds Group Holdings Inc. Containers, Packaging and Glass	U.S. Term Loan — 4.8% Cash, Due 9/18	2,149,613	2,149,613	2,177,568
RGIS Services, LLC Diversified/Conglomerate Service	Extended Initial Term Loan — 4.6% Cash, Due 10/16	2,027,202	1,953,687	2,042,406
Roundy's Supermarkets, Inc. Grocery	Tranche B Term Loan — 5.8% Cash, Due 2/19	2,977,500	2,932,500	2,808,631
Rovi Solutions Corporation/ Rovi Guides, Inc. Electronics	Tranche B-2 Loan — 4.0% Cash, Due 3/19	496,250	493,750	495,940
RPI Finance Trust Healthcare, Education and Childcare	6.75 Year Term Loan (2012) — 3.5% Cash, Due 5/18	1,963,212	1,953,262	1,982,432
Sabre Inc. Leisure, Amusement, Motion Pictures, Entertainment	Non-Extended Initial Term Loan — 2.2% Cash, Due 9/14	558,504	364,432	559,238

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
SBA Senior Finance II LLC Telecommunications	Term Loan — 3.8% Cash, Due 6/18	$985,000	$982,513	$991,260
SBA Senior Finance II LLC Telecommunications	Incremental Tranche B Term Loan — 3.8% Cash, Due 9/19	250,000	249,375	251,536
Seaworld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.) Leisure, Amusement, Motion Pictures, Entertainment	Term B Loan — 4.0% Cash, Due 8/17	962,599	950,109	971,349
Select Medical Corporation Healthcare, Education and Childcare	Tranche B Term Loan — 5.5% Cash, Due 6/18	4,925,000	4,875,250	4,958,244
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Term B-1 Delay Draw Loan — 1.8% Cash, Due 3/14	445,020	435,640	446,967
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Term B-2 Delay Draw Loan — 1.8% Cash, Due 3/14	1,607,287	1,573,435	1,614,319
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Term B-3 Delay Draw Loan — 1.8% Cash, Due 3/14	582,996	566,126	585,547
Sensata Technology BV/Sensata Technology Finance Company, LLC Electronics	Term Loan — 3.8% Cash, Due 5/18	1,970,000	1,955,075	1,983,544
Serena Software, Inc. Electronics	2016 Term Loan (Extended) — 4.2% Cash, Due 3/16	2,000,000	1,992,500	2,010,000
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 4.0% Cash, Due 10/16	989,594	979,594	997,011
Six Flags Theme Parks, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Tranche B Term Loan — 4.0% Cash, Due 12/18	1,692,406	1,713,031	1,702,526
Solvest, Ltd. (Dole) Farming and Agriculture	Tranche C-2 Term Loan — 5.0% Cash, Due 7/18	616,922	612,071	618,656
Sorenson Communications, Inc. Electronics	Tranche C Term Loan — 6.0% Cash, Due 8/13	4,246,700	4,051,840	4,179,687
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems,Inc and Onex Wind Finance LP.) Aerospace and Defense	Term B Loan — 3.8% Cash, Due 4/19	2,481,250	2,468,750	2,501,410
SRAM, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (First Lien) — 4.8% Cash, Due 6/18	885,868	880,996	888,082
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc. Electronics	Funded Term B-1 Loan — 5.0% Cash, Due 6/19	827,276	818,214	840,202
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc. Electronics	Funded Term B-2 Loan — 5.0% Cash, Due 6/19	85,580	84,643	86,917
Sun Products Corporation., The (fka Huish Detergents Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	Tranche B Term Loan (First Lien) — 2.2% Cash, Due 4/14	2,390,202	2,291,311	2,345,385

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
SunCoke Energy, Inc. Mining, Steel, Iron and Non-Precious Metals	Tranche B Term Loan — 4.0% Cash, Due 7/18	$246,868	$241,880	$247,485
SunGard Data Systems Inc (Solar Capital Corp.) Electronics	Tranche C Term Loan — 4.0% Cash, Due 2/17	2,720,982	2,662,533	2,740,519
Telesat Canada Telecommunications	U.S. Term B Loan — 4.3% Cash, Due 3/19	995,000	990,000	1,004,701
TPF Generation Holdings, LLC Utilities	Synthetic LC Deposit (First Lien) — 2.3% Cash, Due 12/13	193,223	184,748	193,706
TransDigm Inc. Aerospace and Defense	Tranche B-1 Term Loan — 4.0% Cash, Due 2/17	1,964,925	1,964,925	1,979,219
Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L) Chemicals, Plastics and Rubber	Term Loan — 8.0% Cash, Due 8/17	1,756,662	1,589,631	1,717,418
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	Closing Date Term Loan — 4.3% Cash, Due 2/18	1,563,571	1,538,036	1,582,147
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	Delayed Draw Term Loan — 4.3% Cash, Due 2/18	426,429	419,464	431,495
Tube City IMS Corporation Mining, Steel, Iron and Non-Precious Metals	Term Loan — 5.8% Cash, Due 3/19	3,970,000	3,930,000	4,018,394
TW Telecom Holdings Inc. (fka Time Warner Telecom Holdings Inc.) Telecommunications	Term Loan B-2 — 3.5% Cash, Due 12/16	2,426,572	2,433,721	2,444,262
TWCC Holding Corp. Broadcasting and Entertainment	Term Loan — 4.3% Cash, Due 2/17	3,325,061	3,325,061	3,366,624
United Air Lines, Inc. Personal Transportation	Tranche B Loan — 2.3% Cash, Due 2/14	2,445,033	2,435,726	2,447,588
Univar Inc. Chemicals, Plastics and Rubber	Term B Loan — 5.0% Cash, Due 6/17	3,190,103	3,197,161	3,185,573
Universal Health Services, Inc. Healthcare, Education and Childcare	Tranche B Term Loan 2011 — 3.8% Cash, Due 11/16	466,188	480,581	469,880
Univision Communications Inc. Broadcasting and Entertainment	Extended First-Lien Term Loan — 4.5% Cash, Due 3/17	3,331,956	3,248,600	3,283,543
Valleycrest Companies LLC (VCC Holdco II Inc.) Diversified/Conglomerate Service	Tranche A Extended Term Loan — 8.0% Cash, Due 10/16	1,797,220	1,760,625	1,792,727
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Electronics	Tranche B Term Loan — 3.8% Cash, Due 3/19	992,500	987,500	994,361
Vertafore, Inc. Electronics	Term Loan (First Lien) — 5.3% Cash, Due 7/16	980,009	980,009	990,221
Walter Energy, Inc. (f/k/a Walter Industries, Inc.) Mining, Steel, Iron and Non-Precious Metals	B Term Loan — 5.8% Cash, Due 4/18	2,499,441	2,480,121	2,519,749
Warner Chilcott Company, LLC Healthcare, Education and Childcare	Term B-2 Loan — 4.3% Cash, Due 3/18	191,353	191,353	193,367

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Value
Warner Chilcott Corporation Healthcare, Education and Childcare	Term B-1 Loan — 4.3% Cash, Due 3/18	$382,706	$382,706	$386,734
Warner Chilcott Corporation Healthcare, Education and Childcare	Additional Term B-1 Loan — 4.3% Cash, Due 3/18	145,341	145,341	146,870
WC Luxco S.A.R.L. (Warner Chilcott) Healthcare, Education and Childcare	Term B-3 Loan — 4.3% Cash, Due 3/18	263,110	263,110	265,879
Weight Watchers International, Inc. Beverage, Food and Tobacco	Term F Loan — 4.0% Cash, Due 3/19	992,500	982,500	1,001,517
Wendy's International, Inc Personal, Food and Miscellaneous Services	Term Loan — 4.8% Cash, Due 5/19	1,995,000	1,975,000	2,019,938
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 4.5% Cash, Due 12/19	1,000,000	990,000	1,007,085
West Corporation Diversified/Conglomerate Service	Term B-4 Loan — 5.5% Cash, Due 7/16	1,529,677	1,537,167	1,554,855
West Corporation Diversified/Conglomerate Service	Term B-5 Loan — 5.5% Cash, Due 7/16	537,653	541,605	546,503
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/17	1,995,000	1,975,000	2,039,888
WMG Acquisitions Corp. Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 5.3% Cash, Due 11/18	500,000	495,000	507,033
Wolverine World Wide, Inc. Textiles and Leather	Tranche B Term Loan — 4.0% Cash, Due 7/19	694,687	687,187	701,200
Yankee Candle Company, Inc., The Retail Stores	Initial Term Loan — 5.3% Cash, Due 4/19	3,610,345	3,570,345	3,653,795
Total Investment in Debt Securities		$292,826,736	$287,576,751	$291,720,614

Equity Securities Portfolio

Portfolio Company/Principal Business	Equity Investment	Shares	Cost	Value
MMH Media Holdings Inc. (fka MMH Partners, L.P.)(2) Healthcare, Education and Childcare	Common Stock	5,120	$—	$—
International Architectural Products, Inc.(2) Mining, Steel, Iron and Non-Precious Metals	Common Stock	823	—	329
Metro-Goldwyn-Mayer Inc.(2) Leisure, Amusement, Motion Pictures, Entertainment	Class A Common Stock	53,069	—	2,023,256
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(2) Printing and Publishing	Common Stock	877	—	337,551
Total Investment in Equity Securities			$—	$2,361,136

See accompanying notes to the financial statements.

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Value
APID 2007-5A(1) CLO Equity	Floating – 04/2021 – D-03761XAG5	$1,000,000	$655,266	$805,881
HLCNL 2007-2A(1) CLO Equity	Floating – 04/2021 – D-40537AAA3	3,000,000	1,973,011	2,443,465
MACCL 2007-1A(1) CLO Equity	Floating – 07/2023 – B1L-55265AAL5	2,000,000	1,374,001	1,590,684
MDPK 2007-4A(1) CLO Equity	Floating – 03/2021 – D-55817UAF7	2,000,000	1,329,842	1,666,354
NAVIG 2007-2A (1) CLO Equity	Floating – 04/2021 – D-63937HAD0	3,000,000	2,062,998	2,464,196
TRAL 2007-1A(1) CLO Equity	Floating – 04/2022 – C-89288BAG6	3,000,000	2,023,956	2,396,299
TRAL 2007-1A(1) CLO Equity	Floating – 04/2022 – D-89288AAA1	1,000,000	666,854	830,523
ROSED I-A(1) CLO Equity	Floating – 07/2021 – B-77732WAE2	2,000,000	1,553,529	1,807,738
GALXY 2006-6X(1) CLO Equity	Floating – 06/2018 – B-USG25803AC46	1,500,000	1,241,003	1,398,266
GOLDK 2007-2A(1) CLO Equity	Floating – 04/2019 – B-381096AB2	1,000,000	812,174	917,623
Total Investment in CLO Equity Securities		$19,500,000	$13,692,634	$16,321,029
Total Investments		$312,326,736	$301,269,385	$310,402,779

(1)	Investment in a Collateralized Loan Obligation Fund.
(2)	Equity investment in common stock.
(3)	Loan on non-accrual status.
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah 2007-I CLO LTD. (the “Fund”) is an exempted company incorporated in November 15, 2006 with limited liability under the laws of the Cayman Islands for the sole purpose of investing in broadly syndicated loans, high-yield bonds and other credit instruments. The Fund is what is commonly known as a collateralized loan obligation fund (“CLO Fund”).

A CLO Fund generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. Investments purchased by a CLO Fund are governed by extensive investment guidelines, including limits on exposure to any single industry or issuer and limits on the ratings of the CLO Fund’s assets. A CLO Fund has a defined investment period during which it is allowed to make investments or reinvest capital as it becomes available.

A CLO Fund typically issues multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of their underlying investments. Interest and principal payments (net of designated CLO Fund expenses) from the CLO Fund are paid to each issued security in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO Fund. AAA/Aaa notes are issued at a specified spread over LIBOR and normally have the first claim on the earnings on the CLO Fund’s investments after payment of certain fees and expenses. Lower subordinated “mezzanine” tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLO Fund’s investments if the required interest and principal payments have been made on the more senior tranches in the waterfall. The most junior tranche can take the form of either subordinated notes or preferred shares. The subordinated notes or preferred shares generally do not have a stated coupon but are entitled to residual cash flows from the CLO Fund’s investments after all of the other tranches of notes and certain other fees and expenses are paid.

On January 23, 2008, the Fund issued $323.9 million of notes or debt securities, consisting of the Class A-1L Floating Rate Notes, the Class A-2L Floating Rate Notes, the Class A-3L Floating Rate Notes, the Class B-1L Floating Rate Notes, the Class B-2L Floating Rate Notes (the “Class B-2L Notes”) and the preferred shares. The notes were issued pursuant to an indenture, dated January 23, 2008 (the “Indenture”), with U.S. Bank National Association servicing as the trustee thereunder. KCAP Financial, Inc. (“KCAP Financial”) owns all of the preferred shares and Class B-2L Notes of Katonah 2007-I CLO LTD. The Fund’s defined investment period ends on April 22, 2014. Following the defined investment period, proceeds from principal payments in the investment portfolio of the Fund will be used to pay down its outstanding notes, starting with Class A notes.

Pursuant to a collateral management agreement (the “Collateral Management Agreement”), Katonah Debt Advisors, L.L.C. (the “Manager”), which is a wholly-owned portfolio company of KCAP Financial, provides investment management services to the Fund, and makes day-to-day investment decisions concerning the assets of the Fund. The Manager also performs certain administrative services on behalf of the Fund under the Collateral Management Agreement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Fund have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of the Manager’s management, the financial statements of the Fund reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material.

All of the investments held and notes issued by the Fund are presented at fair value on the Fund’s Statement of Net Assets.

Fair Value Option.  The fund has elected the fair value option under ASC Topic 825-10-25 to measure its assets and liabilities and to achieve operational simplification.

Investments of the Fund at Fair Value.  Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method. Investments held by the Fund are stated at fair value. ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value.

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•	Level 1 assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies, that have publicly available net asset values which in accordance with GAAP are calculated under fair value measures and are equal to the earnings of such funds), ETFs, equities and certain derivatives.
Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers, for which the Manager can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price were observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

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

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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
Significance of Inputs:

The Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation of Portfolio Investments.  Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued based on detailed analyses prepared by management, and, in certain circumstances, may utilize third parties with valuation expertise. The Manager follows the provisions of ASC 820-10 with respect to preparing the Fund’s financial statements. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820-10 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of ASC 820-10, the FASB has issued various staff positions clarifying the initial standard as noted below.

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Fund in 2010.

Fair Value Measurements and Disclosures requires the disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

The Manager’s valuation methodology and procedures for investments held by the Fund are generally as follows:

Debt Securities:

1.	For any asset which is also held by KCAP Financial on the applicable date, the KCAP Financial fair value mark as of such applicable date is used.
2.	Fair value for all assets which a Fund has committed to purchase but yet to settle will be the most recent mark produced by Markit (or other third party pricing service, as may be available). If the asset has not received a mark from Markit, the purchase price is deemed to be the fair value.
3.	For performing loan and bond assets, the fair value is determined in accordance with the following procedure. First, if the asset was marked by Markit (or other third party pricing service, as may be available) within one month of applicable date, then the most recent Markit mark will be the fair value. Next, if the most recent Markit mark is aged beyond one month but less than one year, then

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the fair value will be the lower of the most recent Markit mark and the average price on the applicable rating bucket on the CSFB Loan Index produced on the date closest to the applicable date. Lastly, if the asset has not received a Markit mark within the last year, the fair value will be produced by haircutting (in percentage terms) the mark on the applicable rating bucket of the CSFB Loan Index produced on the date closest to the applicable date by said CSFB Loan Index value.
4.	For loan and bond assets in payment default, the fair value is determined in accordance with the following procedure. First, if the asset was marked by Markit (or other third party pricing service, as may be available) within one month of applicable date, then the most recent Markit mark will be the fair value. Next, if the most recent Markit mark is aged beyond one month but less than one year, then the fair value will be the lower of most recent Markit mark and the average price on the Distressed/Defaulted bucket of the CSFB Distressed Loan Index produced on the date closet to the applicable date. Lastly, if the asset has not received a Markit mark within the last year, the fair value will be deemed to be zero.

For Equity Securities:

1.	For equity assets the fair value is determined in accordance with the following procedure. First, if the asset is a publicly-traded equity, the fair value will be based upon the closing price per share as of the applicable date. Next, if the asset was marked by Markit (or other third party pricing service, as may be available) within one month of the applicable date, then the Fair value will be based on the most recent Markit price per share. Lastly, if the asset was most recently marked by Markit is aged beyond one month, or has never been marked by Markit, the fair value will be deemed to be zero.

CLO Equity Securities:

1.	For any asset which is also held by KCAP Financial on the applicable date, the KCAP Financial fair value mark as of such applicable date is used.
2.	Fair value for all assets which a Fund has committed to purchase but yet to settle will be deemed to be the purchase price.
3.	For performing assets, a Present Value is determined in accordance with the following procedure. First, the Manager amalgamates Discount Margin (DM) data from the most recent reports published by the CLO Research and Secondary Trading desks of sell side broker dealers. The DM data is averaged across each original rating bucket of the CLO capital structure. For each asset, future cash flows are produced based upon the three month LIBO rate as of the applicable date and the contractually mandated spread each asset is required to pay in a no-loss scenario. The present value of the future cash flows is then calculated by using a discount rate equal to the applicable DM for the asset’s original rating bucket plus the three month LIBO rate as of the applicable date.
4.	Next, the Manager inquires with the sell-side institution from which it purchased each assets to provide indicative pricing as if the applicable date. The fair value is determined by an equal weight average of the Present Value determined from the cash flow model and the indicative price provided by the sell side broker dealer from which the asset was purchased. In the event there is no indicative price produced by a sell side broker dealer, then the Fair Value will be the Present Value determined from the cash flow model.
5.	If the bond is a non-performing bond, it will be necessary to use a more detailed cash flow model. Such a model may be one that is commercially available (e.g. Intex) or one that is a spreadsheet-based CLO cash flow model which has been set up to replicate the deal in question is used with specific prepayment, default, and severity inputs as appropriate to the bond in question.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Debt Securities.  Most of the Fund’s investment portfolio is composed of broadly syndicated debt securities for which an independent pricing service quote is available. To the extent that the investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity.

CLO Fund Securities.  The Fund may selectively invest in securities issued by CLO Funds managed by other asset management companies. For bond rated tranches of CLO Funds (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Cash.  Cash is defined as demand deposits. The Fund holds its cash with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Debt at Fair Value.  The Fund has issued rated and unrated bonds to finance its operations. Debt is presented at fair value.

Equity Securities.  From time to time, the Fund may receive equity securities that are received in exchange with a default or restructuring of Collateral Obligations.

Interest Income.  Interest income is recorded on the accrual basis on interest-bearing assets. The Fund generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if Manager otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans represented 0.06% of investments at fair value as of December 31, 2012. The aggregate unpaid principal value of loans past due as of December 31, 2012 was approximately $486,000 and the difference between fair value and the unpaid principal balance was approximately $300,000.

Management Fees.  The Fund is externally managed by the Manager pursuant to the Collateral Management Agreement. As compensation for the performance of its obligations under the Collateral Management Agreement, the Manager is entitled to receive from the Fund a senior collateral management fee (the “Senior Collateral Management Fee”), a subordinated collateral management fee (the “Subordinated Collateral Management Fee”) and an incentive collateral management fee (the “Incentive Collateral Management Fee”). The Senior Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Fund (the “Priority of Payments”) in an amount equal to 0.10% per annum of the aggregate principal amount of the Fund’s investments. The Subordinated Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.15% per annum of the aggregate principal amount of the Fund’s investments. The Incentive Collateral Management Fee equals 20% of the amount of interest and principal payments remaining available for distribution to the holders of the Fund’s preferred shares under the Priority of Payments at which the Incentive Collateral Management Fee may be paid.

Interest Expenses.  The Fund has issued rated and unrated bonds to finance its operations. Interest on debt is calculated by the third party trustee of the Fund. Interest is accrued and generally paid quarterly.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Trustee Fees.  The Fund has a third party trustee that is the custodian for all investments of the Fund and receives and disburses all cash in accordance to the trustee and custodial agreements. Trustee fees are accrued and paid quarterly by the Fund.

Income Taxes.  The Fund is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Accounting Policies Adopted in the Year Ended December 31, 2012

Improved Disclosures Regarding Fair Value Measurements.

In May 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Fund’s net assets, operating results or cash flows.

3. FAIR VALUE MEASUREMENTS

Investments

The investments held by the Fund are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of the Fund’s portfolio, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. The investments mature at various dates between 2013 and 2023, pay interest at Libor or Prime plus a spread of up to 8.5%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2012, less than 0.06% of the Fund’s assets are in default as of December 31, 2012. The Fund’s investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

Debt

The debt issued by the Fund has a stated maturity date of April 23, 2022. The Fund’s debt was issued in various tranches with different risk profiles and ratings. The interest rates are variable rates based on Libor plus a pre-defined spread, which varies from 0.85% for the more senior tranches to 5% for the more subordinated tranches. The debt issued by the Fund is recorded at fair value using an income approach, driven

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. FAIR VALUE MEASUREMENTS  – (continued)

by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the liabilities, taking into account the overall credit quality of the issuers and the Manager’s past experience in managing similar securities. Market yields, default rates and recovery rates used in the Manager’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the liabilities may be adversely affected. Once the undiscounted cash flows of the collateral assets have been determined, the Manager applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.

The carrying value of investments held and debt issued by the Fund is also their fair value. The following table presents the fair value hierarchy levels of investments held and debt issued by the Fund, which are measured at fair value as of December 31, 2012:

	December 31, 2012
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments		—	—	310,402,779
Liabilities:
Debt		—	—	310,470,318

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

For the year ended December 31, 2012
Beginning balance	$295,366,900
Transfers to Level 3	—
Transfers from Level 3	—
Purchase of investments	99,934,361
Proceeds from sale and redemption of investments	(101,592,892)
Net realized gains/(losses)	1,868,324
Net Change in unrealized gains/(losses)	14,496,077
Ending balance	310,402,779
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	$12,041,723

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. FAIR VALUE MEASUREMENTS  – (continued)

As of December 31, 2012, the Manager’s Level 3 portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique		Unobservable Inputs	Range of Inputs
Debt Securities	$37,976,409	Market Comparables		Market Yield (%)		5.4% - 21.8%
	$253,744,207	Market Quote		EBITDA Multiples (x)		3.7x - 8.8x
			Weighted Average Cost of Capital (%)		10.7% - 12.0%
				Third-Party Bid-Ask Mid		45 - 116
Equity Securities	$337,880	Market Comparables		Average EBITDA Multiple (x)		3.7x - 7.1x
				Weighted Avg Cost of Capital (%)		9.6% - 14.8%
	$2,023,256	Market Quote		Third-Party Bid		38.125
CLO Fund Securities	$16,321,028	Discounted Cash Flow		Discount Rate		2.36% - 7.52%

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 liabilities using significant unobservable inputs:

For the year ended December 31, 2012
Beginning balance	$281,012,951
Prepayments, amortization, net	—
Unrealized appreciation/(depreciation)	29,457,367
Ending balance	310,470,318
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$29,457,367

As of December 31, 2012, the Manager’s Level 3 liabilities had the following valuation technique and significant inputs:

Asset Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
CLO Debt	$310,470,318	Discounted Cash Flow	Discount Rate	1.6% - 7.52%

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below.

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.
•	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Fund’s debt is presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of the Fund’s debt is approximately $324 million as of December 31, 2012.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. FAIR VALUE MEASUREMENTS  – (continued)

The Manager has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the Fund’s Statement of Net Assets, as the preferred shares have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as they are mandatorily redeemable upon liquidation or termination of the Fund.

4. INCOME TAXES

Under the current laws, the Fund is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Fund adopted the provisions of Financial Accounting Standards Board (“FASB”) relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. As of December 31, 2012, there was no impact to the financial statements as a result of the Fund’s accounting for uncertainty in income taxes. The Fund does not have any unrecognized tax benefits or liabilities for the year ended December 31, 2012. Also, the Fund recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Fund for the year ended December 31, 2012.

5. CLO DEBT

On January 23, 2008, the Fund issued $323.9 million of notes or debt securities, consisting of the Class A-1L Floating Rate Notes, the Class A-2L Floating Rate Notes, the Class A-3L Floating Rate Notes, the Class B-1L Floating Rate Notes, the Class B-2L Floating Rate Notes and the preferred shares. The notes were issued pursuant to the Indenture.

The table below sets forth certain information for each outstanding class of debt securities issued pursuant to the Indenture.

Title of Debt Security	Principal Amount	Amount Outstanding	Interest Rate	Maturity	Fair Value
Class A-1L Floating Rate Notes	$227,000,000	$227,000,000	LIBOR + 0.85%	April 23, 2022	$220,534,157
Class A-2L Floating Rate Notes	$26,000,000	$26,000,000	LIBOR + 1.50%	April 23, 2022	$24,938,862
Class A-3L Floating Rate Notes	$18,000,000	$18,000,000	LIBOR + 2.00%	April 23, 2022	$16,274,901
Class B-1L Floating Rate Notes	$11,000,000	$11,000,000	LIBOR + 3.00%	April 23, 2022	$9,490,512
Class B-2L Floating Rate Notes	$10,500,000	$10,500,000	LIBOR + 5.00%	April 23, 2022	$9,140,000
Preferred Shares	$31,411,734	$31,411,734	N/A	April 23, 2022	$30,091,886
Total Debt	$323,911,734	$323,911,734			$310,470,318

Under certain conditions, the secured notes shall be redeemable in whole but not in part by the Fund on any payment date at the written direction of, or with the written consent of, a majority of the preferred shares. KCAP Financial, Inc. Owns 100% of the Preferred Shares. At December 31, 2012, the fund is in compliance with all of its debt covenants.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The Fund has no commitments to fund investments as of December 31, 2012.

7. CAPITALIZATION

The authorized share capital of the Fund is $32,250, consisting of 250 ordinary shares of $1.00 par value, each of which are issued and fully paid, and 32,000,000 preferred shares, 31,411,736 of which are issued and fully paid. The ordinary shares that have been issued are held by Maples Finance Limited, a licensed trust company incorporated in the Cayman Islands, as the trustee pursuant to the terms of a charitable trust. The preferred shares that have been issued by the Fund are owned by KCAP Financial. The preferred shares are classified as debt in the Fund’s financial statements, as they are mandatorily redeemable upon liquidation or termination of the Fund.

8. SUBSEQUENT EVENTS

The Manager has evaluated events or transactions that have occurred since December 31, 2012 through March 18, 2013 the date the financial statements were available for issuance. The Manager has determined that there are no material events that would require the disclosure in the financial statements.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and Dean C. Kehler.(1)
2.2	Escrow Agreement, dated February 29. 2012, by and among Commodore Holdings, L.L.C., Trimaran Fund Management, L.L.C., HBK Caravelle, L.L.C. and The Bank of New York Mellon, as escrow agent.(2)
3.1	Form of Certificate of Incorporation of the Company.(3)
3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(4)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(3)
4.2	Form of Dividend Reinvestment Plan.(5)
4.4(a)	Form of Base Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019.(19)
4.4(b)	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(19)
4.5	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.4)
4.6	Indenture dated as of March 16, 2011, by and between the Company and U.S. Bank National Association, as trustee.(6)
4.7	Form of 8.75% Convertible Senior Notes Due 2016 (included as part of Exhibit 4.6).
10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(7)*
10.2	Form of Company Non-Qualified Stock Option Certificate.(5)*
10.3	Form of Custodian Agreement by and among Kohlberg Capital Corporation and U.S. Bank National Association, relating to the 8.75% Convertible Senior Notes Due 2016.(5)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(5)
10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(20)*
10.7	Form of Employment Agreement between the Company and Edward U. Gilpin.(21)*
10.8	Form of Employment Agreement between the Company and R. Jon Corless.(20)
10.13	Form of Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan.(20)*
10.14	Form of Indemnification Agreement for Officers and Directors of the Company.(11)
10.20	Amended and Restated Non-Employee Director Plan.(13)*
10.21	Note Purchase Agreement, dated as of February 24, 2012, by and among the Company, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding.(14)
10.22	Collateral Administration Agreement, dated as of February 24, 2012, by and among the Company, KCAP Funding, Credit Suisse AG, Cayman Islands Branch, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent.(15)
10.23	Employment Agreement, dated February 29, 2012, by and among, Jay R. Bloom and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(16)*
10.24	Employment Agreement, dated February 29, 2012,by and among, Dean C. Kehler and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(17)*
21.1	List of Subsidiaries.(22)

Exhibit Number	Description
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.**
23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountant.**
23.3	Consent of Grant Thornton LLP, Independent Certified Public Accountant.**
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(4)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(5)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, as filed on March 16, 2011 (File No. 814-00735).
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(9)	Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(10)	Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(11)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(12)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on November 8, 2010 (File No. 333-814-00735).
(13)	Incorporated by reference to Exhibit 4.1 included in the Registration Statement on form S-8, as filed on July 28, 2011 (File No. 333-175838)..
(14)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(15)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(16)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(17)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(18)	Incorporated by reference to Exhibit d.2 included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).

(19)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(20)	Incorporated by reference to exhibit included in the Registration Statement on Form N-2, as filed on August 2, 2012 (File No. 333-183032).
(21)	Incorporated by reference to Exhibit 10.1of the Current Report on Form 8-K, as filed on June 5, 2012 (File No. 814-00735).
(22)	Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K, as filed on March 15, 2012 (File No. 814-00735).
*	Indicates a management contract or compensatory plan, contract or agreement.
**	Filed herewith.