Form 10-Q
period 2013-03-31
KCAP Financial, Inc.
filed 2013-05-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The number of outstanding shares of common stock of the registrant as of May 3, 2013 was 33,038,573.

KCAP FINANCIAL, INC.

BALANCE SHEETS

	As of March 31, 2013	As of December 31, 2012
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2013 - $0; 2012 - $1,942,834)	$—	$1,942,834
Money market account (cost: 2013 - $38,887,925; 2012 - $30,543,824)	38,887,925	30,543,824
Debt securities (cost: 2013 - $172,602,565; 2012 - $134,377,151)	151,549,821	111,037,882
CLO Fund securities managed by non-affiliates (cost: 2013 - $10,321,884; 2012 - $10,487,023)	3,193,376	3,725,924
CLO Fund securities managed by affiliates (cost: 2013 - $79,783,663; 2012 - $79,659,387)	75,076,683	79,531,583
Equity securities (cost: 2013 - $18,260,008; 2012 - $18,375,588)	7,839,699	8,020,716
Asset manager affiliates (cost: 2013 - $83,198,191; 2012 - $83,161,529)	80,354,000	77,242,000
Total Investments at fair value (cost: 2013 - $403,054,236; 2012 - $358,547,336)	356,901,504	312,044,763
Cash	5,070,802	738,756
Interest receivable	1,850,238	697,349
Receivable for open trades	487,851	—
Accounts receivable	3,226,672	2,210,869
Other assets	3,650,894	3,568,736

Total assets	$371,187,961	$319,260,473

LIABILITIES
Convertible senior notes	$60,000,000	$60,000,000
Senior notes	41,400,000	41,400,000
Payable for open trades	2,985,000	—
Accounts payable and accrued expenses	930,636	2,581,432
Dividend payable	—	7,403,382

Total liabilities	$105,315,636	$111,384,814

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 31,936,480 and 26,470,408 common shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	$319,043	$264,382
Capital in excess of par value	361,299,553	310,566,503
Accumulated undistributed net investment income	7,045,514	103,484
Accumulated net realized losses	(56,118,312)	(56,035,375)
Net unrealized depreciation on investments	(46,673,473)	(47,023,335)

Total stockholders' equity	$265,872,325	$207,875,659

Total liabilities and stockholders' equity	$371,187,961	$319,260,473

NET ASSET VALUE PER COMMON SHARE	$8.33	$7.85

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Investment Income:
Interest from investments in debt securities	$2,478,018	$2,501,613
Interest from cash and time deposits	4,712	2,562
Dividends from investments in CLO Fund securities managed by non-affiliates	423,875	419,165
Dividends from investments in CLO Fund securities managed by affiliates	5,480,653	3,613,639
Dividends from affiliate asset managers	3,000,000	825,000
Capital structuring service fees	6,573	39,561

Total investment income	11,393,831	7,401,540

Expenses:
Interest and amortization of debt issuance costs	2,260,246	1,442,286
Compensation	909,713	947,735
Professional fees	642,328	916,660
Insurance	128,717	129,603
Administrative and other	506,471	325,975

Total expenses	4,447,475	3,762,259

Net Investment Income	6,946,356	3,639,281
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(82,937)	302,734
Net change in unrealized appreciation (depreciation) on:
Debt securities	2,286,526	(1,082,695)
Equity securities	(65,437)	680,986
CLO Fund securities managed by affiliates	(4,579,158)	2,366,876
CLO Fund securities managed by non-affiliates	(367,408)	(26,843)
Affiliate asset manager investments	3,075,339	(5,303,682)

Total net change in unrealized appreciation (depreciation)	349,862	(3,365,358)

Net realized and unrealized appreciation (depreciation) on investments	266,925	(3,062,624)

Net Increase In Net Assets Resulting From Operations	$7,213,281	$576,657

Net Increase In Net Assets Resulting from Operations per Common Share:
Basic:	$0.25	$0.02
Diluted:	$0.24	$0.02
Net Investment Income Per Common Share:
Basic:	$0.24	$0.15
Diluted:	$0.23	$0.15

Weighted Average Shares of Common Stock Outstanding—Basic	29,266,186	24,270,825
Weighted Average Shares of Common Stock Outstanding—Diluted	36,635,703	24,270,825

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31,
	2013	2012

Operations:
Net investment income	$6,946,356	$3,639,281
Net realized gains (losses) from investment transactions	(82,937)	302,734
Net change in unrealized appreciation (depreciation) on investments	349,862	(3,365,358)

Net increase in net assets resulting from operations	7,213,281	576,657

Stockholder distributions:
Dividends to stockholders	(4,326)	(3,654)

Net decrease in net assets resulting from stockholder distributions	(4,326)	(3,654)

Capital transactions:
Issuance of common stock for:
Interest in affiliate asset manager	—	25,560,000
Dividend reinvestment plan	237,606	122,843
Issuance of common stock for public offering	50,632,166	—
Offering costs of public share offering	(102,423)	—
Stock based compensation	20,362	172,729

Net increase in net assets resulting from capital transactions	50,787,711	25,855,572

Net assets at beginning of period	207,875,659	180,525,941

Net assets at end of period (including undistributed net investment income of $7,045,514 in 2013 and $4,457,530 in 2012)	$265,872,325	$206,954,516

Net asset value per common share	$8.33	$7.78
Common shares outstanding at end of period	31,936,480	26,609,963

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$7,213,281	$576,657
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operations:
Net realized (gains) losses on investment transactions	82,937	(302,734)
Net change in unrealized (appreciation) depreciation on investments	(349,862)	3,365,358
Net accretion of discount on securities and loans	(176,559)	(680,795)
Amortization of debt issuance cost	184,435	118,020
Stock-based compensation expense	20,362	172,729
Changes in operating assets and liabilities:
Purchases of investments	(48,671,615)	(36,317,935)
Proceeds from sale and redemption of investments	4,812,673	39,032,930
Increase in interest and dividends receivable	(1,152,889)	(211,593)
Increase in accounts receivable	(1,015,803)	(92,419)
Decrease in time deposit	1,942,834	—
Increase in other assets	(266,595)	(323,790)
Decrease in accounts payable and accrued expenses	(1,650,794)	(1,800,648)

Net cash provided by (used in) operating activities	(39,027,595)	3,535,780

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,632,166	—
Offering costs of public share offering	(102,423)	—
Dividends paid in cash	(7,170,102)	(3,960,849)
Increase in restricted cash	—	(98,068)

Net cash provided by (used in) financing activities	43,359,641	(4,058,917)

CHANGE IN CASH	4,332,046	(523,137)
CASH, BEGINNING OF PERIOD	738,756	2,555,259

CASH, END OF PERIOD	$5,070,802	$2,032,122

Supplemental Information:
Interest paid during the period	$3,388,313	$2,625,000
Dividends paid during the period under the dividend reinvestment plan	$237,606	$122,844
Issuance of common stock in connection with acquisition of affiliate asset manager	$—	$25,560,000

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.
SCHEDULE OF INVESTMENTS
As of March 31, 2013
(Unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	First Lien Bond — Bond 10.5% Cash, Due 6/19	$3,000,000	$2,930,343	$3,000,000

Alaska Communications Systems Holdings, Inc. [10] Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,927,557	2,939,341	2,878,667

Allison Transmission, Inc. Automobile	Senior Secured Loan — New Term B-2 Loan 3.2% Cash, Due 8/17	1,975,050	1,963,112	1,996,381

Aramark Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.8% Cash, Due 7/16	61,707	61,588	62,207

Aramark Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.8% Cash, Due 7/16	938,293	936,481	945,893

Asurion, LLC (fka Asurion Corporation)[10] Insurance	Senior Secured Loan — Incremental Tranche B-1 Term Loan 4.5% Cash, Due 5/19	1,995,000	2,017,060	2,019,738

Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — New Tranche B Term Loan 3.8% Cash, Due 3/19	1,985,007	2,015,824	2,011,209

Bankruptcy Management Solutions, Inc.[10] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,430,488	1,225,488	50,067

Bankruptcy Management Solutions, Inc.[10] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,439,045	1,401,761	953,367
				.
BBB Industries, LLC[10] Automobile	Senior Secured Loan — Term Loan B 5.5% Cash, Due 3/19	3,000,000	2,985,000	3,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Berry Plastics Corporation Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	$1,973,753	$1,947,316	$1,984,609

Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan (2012) 3.8% Cash, Due 9/19	1,641,750	1,637,926	1,664,899

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[10] Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	590,817	590,817	578,706

Catalina Marketing Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,673,889	1,716,142

Chrysler Group LLC[10] Automobile	Senior Secured Loan — Tranche B Term Loan 6.0% Cash, Due 5/17	1,974,874	1,974,874	2,014,569

Clover Technologies Group, LLC (Clover Holdings Inc.)[10] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/18	3,000,000	3,043,808	3,000,000

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[8,10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 7.1% PIK, Due 1/15	2,063,007	1,987,358	1,403,876

Del Monte Foods Company[10] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.0% Cash, Due 3/18	946,751	948,443	956,881

Del Monte Foods Company[10] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.0% Cash, Due 3/18	1,922,336	1,903,389	1,942,905

eInstruction Corporation[8,10] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	1,000

ELO Touch Solutions, Inc.[10] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,985,000	1,914,025	1,976,266

First American Payment Systems, L.P.[10] Finance	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, Due 4/19	3,000,000	2,944,206	3,002,400

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
First Data Corporation[10] Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	$2,000,000	$1,815,958	$1,996,600

Flexera Software LLC (fka Flexera Software, Inc.)[10] Electronics	Senior Secured Loan — Term Loan 6.0% Cash, Due 3/19	1,750,000	1,741,306	1,766,625

Fram Group Holdings Inc./Prestone Holdings Inc.[10] Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	966,900	972,915	981,791

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — Bond 10.3% Cash, Due 12/16	1,036,000	1,037,854	1,060,657

Getty Images, Inc.[10] Printing and Publishing	Senior Secured Loan — Initial Term Loan (New) 4.8% Cash, Due 10/19	1,995,000	1,976,309	2,025,125

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 7.8% Cash, Due 6/12	3,000,000	2,715,997	30,000

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 11.8% Cash, Due 6/11	2,694,857	2,624,028	94,320

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	44,000

Grupo HIMA San Pablo, Inc.[10] Healthcare, Education and Childcare	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, Due 1/18	3,000,000	2,941,940	2,940,000

Grupo HIMA San Pablo, Inc.[10] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	5,000,000	4,757,353	4,750,000

Gymboree Corporation., The[10] Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,359,024	1,380,746

HMSC Corporation (aka Swett and Crawford)[10] Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,956,001	5,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Hunter Defense Technologies, Inc.[10] Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	$4,074,074	$4,033,245	$3,829,630

Iasis Healthcare LLC[10] Healthcare, Education and Childcare	Senior Unsecured Bond — Bond 8.4% Cash, Due 5/19	3,000,000	2,881,315	3,168,900

International Architectural Products, Inc.[8,10] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	507,431	480,867	263,862

Jones Stephens Corp.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,245,064	4,245,064	4,245,064

KIK Custom Products Inc.[10] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.2% Cash, Due 12/14	5,000,000	5,000,000	4,416,500

LBREP/L-Suncal Master I LLC[8,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,345,759	3,345,759	303,460

Lord & Taylor Holdings LLC (LT Propco LLC)[10] Retail Stores	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/19	430,951	439,798	435,950

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[10] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,801,784	1,804,568	1,831,153

Neiman Marcus Group Inc., The[10] Retail Stores	Senior Secured Loan — Term Loan 4.0% Cash, Due 5/18	2,000,000	1,986,541	2,021,000

Pegasus Solutions, Inc.[10] Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,691,007	1,691,007	1,688,977

Perseus Holding Corp.[10] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	400,000	400,000	373,880

PetCo Animal Supplies, Inc.[10] Retail Stores	Senior Secured Loan — New Loans 4.0% Cash, Due 11/17	1,994,898	1,994,898	2,025,220

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Pinnacle Foods Finance LLC Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	$292,276	$292,276	$295,199

Pinnacle Foods Finance LLC Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	1,984,962	1,983,733	2,004,812

SGF Produce Holding Corp.(Frozsun, Inc.)[10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.0% Cash, , Due 3/19	5,000,000	4,950,251	4,950,000

TPF Generation Holdings, LLC[10] Utilities	Senior Secured Loan — Synthetic LC Deposit (First Lien) 2.3% Cash, Due 12/13	169,532	169,345	169,532

Trimaran Advisors, L.L.C.[10] Finance	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	20,000,000	20,000,000	20,000,000

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[10] Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,954,886	1,946,534	1,968,570

TRSO I, Inc.[10] Oil and Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,203,182	10,400,000

TUI University, LLC[10] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, Due 10/14	2,051,442	2,028,110	1,796,858

TWCC Holding Corp.[10] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 3.5% Cash, Due 2/17	1,966,350	1,980,643	1,996,239

Univar Inc.[10] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,947,249	2,947,249	2,981,437

US Foods, Inc. (aka U.S. Foodservice, Inc.)[10] Personal, Food and Miscellaneous Services	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 3/17	1,972,275	1,929,303	2,000,281

Vertafore, Inc.[10] Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,234,227	1,230,137	1,249,655

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[10] Printing and Publishing	Senior Secured Loan — Term Loan 7.0% Cash, Due 12/18	3,000,000	2,941,643	3,001,800

Wholesome Sweeteners, Inc.[10] Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,608,069	6,648,596

WireCo WorldGroup Inc. [10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Unsecured Bond — Bond 11.8% Cash, Due 5/17	8,000,000	7,924,193	8,253,600

Total Investment in Debt Securities (57% of net asset value at fair value)		$174,788,415	$172,602,565	$151,549,821

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	50,511

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,000

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6,10] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6,10] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 6, Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	1,725,702

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
International Architectural Products, Inc.[6,10] Mining, Steel, Iron and Non-Precious Metals	Common Stock	2.5%	292,851	1,000

Perseus Holding Corp.[3,6,10] Leisure, Amusement, Motion Pictures, Entertainment	Common Stock	0.2%	400,000	13,961

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock	7.8%	-	532,191

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	15.5%	3,032,596	3,311,853

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6,10] Printing and Publishing	Common Stock	1.3%	$359,765	$635,199

TRSO II, Inc.[6,10] Oil and Gas	Common Stock	5.4%	1,500,000	1,565,282

Total Investment in Equity Securities (3% of net asset value at fair value)			$18,260,008	$7,839,699

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,898,554	$2,742,376
Katonah III, Ltd.[3,11]	Preferred Shares	23.1%	2,103,330	450,000
Katonah V, Ltd.[3,11]	Preferred Shares	16.4%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7]	Subordinated Securities	10.3%	4,542,611	2,090,033
Katonah VIII CLO Ltd[3,7]	Subordinated Securities	6.9%	3,426,105	1,894,796
Katonah IX CLO Ltd[3,7]	Preferred Shares	26.7%	2,078,487	1,337,570
Katonah X CLO Ltd [3,7]	Subordinated Securities	33.3%	11,857,236	8,178,887
Katonah 2007-I CLO Ltd.[3,7]	Preferred Shares	100.0%	31,018,671	28,987,453
Trimaran CLO IV, Ltd.[3,7]	Preferred Shares	19.0%	3,590,600	3,097,265
Trimaran CLO V, Ltd.[3,7]	Subordinate Notes	20.8%	2,746,300	2,603,141
Trimaran CLO VI, Ltd.[3,7]	Income Notes	16.2%	2,856,100	2,653,887
Trimaran CLO VII, Ltd.[3,7]	Income Notes	10.5%	3,143,300	3,015,851
Catamaran CLO 2012-1 Ltd.[3,7]	Subordinated Notes	24.9%	9,397,900	7,777,800

Total Investment in CLO Equity Securities			$84,979,194	$64,830,059

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7]	Class B-2L Notes Par Value of $10,500,000 5.3%, Due 4/22	100.0%	$1,258,651	$9,440,000
Catamaran CLO 2012-1 Ltd.[3,7]	Class F Notes Par Value of $4,500,000 6.8%, Due 12/23	42.9%	3,867,702	4,000,000

Total Investment in CLO Rated-Notes			$5,126,353	$13,440,000

Total Investment in CLO Fund Securities (29% of net asset value at fair value)			$90,105,547	$78,270,059

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates[10]	Asset Management Company	100.0%	$83,198,191	$80,354,000

Total Investment in Asset Manager Affiliates (30% of net asset value at fair value)			$83,198,191	$80,354,000

Money Market Account

Money Market Accounts	Investment	Yield	Par / Cost	Value[2]

JP Morgan Business Money Market Account[9,10]	Money Market Account	0.15%	245,821	245,821

US Bank Money Market Account[10]	Money Market Account	0.40%	38,642,104	38,642,104

Total Investment in Money Market Accounts (15% of net asset value at fair value)			$38,887,925	$38,887,925

Total Investments[5] (134% of net asset value at fair value)			$403,054,236	$356,901,504

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2013.

[2]	Reflects the fair market value of all investments as of March 31, 2013, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers.

[5]	The aggregate cost of investments for federal income tax purposes is approximately $403 million. The aggregate gross unrealized appreciation is approximately $12 million, the aggregate gross unrealized depreciation is approximately $58 million, and the net unrealized depreciation is approximately $46 million.

[6]	Non-income producing.

[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).

[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.

[10]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

[11]	As of March 31, 2013, this CLO Fund Security was not providing a dividend distribution.

KCAP FINANCIAL, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2012

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	First Lien Bond — Bond 10.5% Cash, Due 6/19	$3,000,000	$2,928,762	$3,000,000

Alaska Communications Systems Holdings, Inc. [10] Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,940,000	2,952,655	2,783,196

Allison Transmission, Inc. Automobile	Senior Secured Loan — Term B-2 Loan 3.7% Cash, Due 8/17	1,980,000	1,969,312	1,995,672

Aramark Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.5% Cash, Due 7/16	61,707	61,579	61,910

Aramark Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.5% Cash, Due 7/16	938,293	936,347	941,390

Asurion, LLC (fka Asurion Corporation)[10] Insurance	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, Due 5/18	2,000,000	2,021,506	2,023,130

Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Tranche C Term Loan 4.3% Cash, Due 3/19	1,985,007	2,012,685	2,005,353

Bankruptcy Management Solutions, Inc.[10] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,405,472	1,225,488	47,435

Bankruptcy Management Solutions, Inc.[10] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,439,164	1,405,984	773,551
				.
Berry Plastics Holding Corporation Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	1,979,003	1,949,236	1,971,898

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan (2012) 3.8% Cash, Due 9/19	$1,645,875	$1,641,896	$1,657,297

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[10] Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	621,074	621,074	613,373

Catalina Marketing Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,672,227	1,711,140

Chrysler Group LLC[10] Automobile	Senior Secured Loan — Tranche B Term Loan 6.0% Cash, Due 5/17	1,979,899	1,979,899	2,024,724

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[8,10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 2.3% Cash, 4.8% PIK, Due 1/15	2,063,007	1,987,358	1,299,695

Del Monte Foods Company[10] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	949,124	950,905	952,237

Del Monte Foods Company[10] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	1,927,154	1,907,210	1,933,475

eInstruction Corporation[8,10] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	1,000

ELO Touch Solutions, Inc.[10] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,990,000	1,915,453	1,989,603

First American Payment Systems, L.P.[10] Finance	Junior Secured Loan — Term Loan (Second Lien 2012) 10.8% Cash, Due 4/19	3,000,000	2,941,926	2,985,000

First Data Corporation[10] Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,806,842	1,906,710

Fram Group Holdings Inc./Prestone Holdings Inc.[10] Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	989,975	996,484	991,212

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — Bond 10.1% Cash, Due 12/16	$1,036,000	$1,038,081	$1,064,490

Getty Images, Inc.[10] Printing and Publishing	Senior Secured Loan — Initial Term Loan (New) 4.8% Cash, Due 10/19	2,000,000	1,980,556	2,005,250

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	38,506

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	82,543

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Gymboree Corporation., The[10] Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,355,901	1,312,746

HMSC Corporation (aka Swett and Crawford)[10] Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,948,801	4,410,000

Hunter Defense Technologies, Inc.[10] Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,027,935	3,829,630

Iasis Healthcare LLC[10] Healthcare, Education and Childcare	Senior Unsecured Bond — Bond 8.4% Cash, Due 5/19	3,000,000	2,877,729	2,865,000

International Architectural Products, Inc.[8,10] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	507,431	480,868	263,864

Jones Stephens Corp.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,280,147	4,280,147	4,280,147

KIK Custom Products Inc.[10] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,977,100

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LBREP/L-Suncal Master I LLC[8,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	$3,345,759	$3,345,759	$303,460

Legacy Cabinets, Inc.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	524,571	463,380	447,040

Lord & Taylor Holdings LLC (LT Propco LLC)[10] Retail Stores	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/19	430,951	439,877	436,002

Merisant Company[10] Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	4,547,032	4,538,541	4,547,032

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[10] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,825,626	1,828,589	1,838,934

Neiman Marcus Group Inc., The[10] Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,985,894	2,005,800

Pegasus Solutions, Inc.[10] Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,691,007	1,691,007	1,671,391

Perseus Holding Corp.[10] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	400,000	400,000	371,160

PetCo Animal Supplies, Inc.[10] Retail Stores	Senior Secured Loan — New Loan 4.5% Cash, Due 11/17	2,000,000	2,000,000	2,018,220

Pinnacle Foods Finance LLC[10] Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	293,014	293,014	295,025

Pinnacle Foods Finance LLC[10] Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	1,989,975	1,988,656	2,003,636

TPF Generation Holdings, LLC[10] Utilities	Senior Secured Loan — Synthetic LC Deposit (First Lien) 2.3% Cash, Due 12/13	169,532	169,280	169,956

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
TriZetto Group, Inc. (TZ Merger Sub, Inc.)[10] Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,959,860	1,951,082	1,948,013

TRSO I, Inc.[10] Oil and Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,192,913	10,192,000

TUI University, LLC[10] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, , Due 10/14	2,051,442	2,024,477	1,751,521

TWCC Holding Corp.[10] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 4.3% Cash, Due 2/17	1,966,350	1,978,846	1,990,930

Univar Inc.[10] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,954,773	2,954,773	2,950,577

US Foods, Inc. (aka U.S. Foodservice, Inc.)[10] Personal, Food and Miscellaneous Services	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 3/17	1,978,284	1,932,524	1,983,536

Vertafore, Inc.[10] Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,237,381	1,232,977	1,250,275

Wholesome Sweeteners, Inc.[10] Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,605,857	6,715,082

WireCo WorldGroup Inc. [10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Unsecured Bond — Bond 11.8% Cash, Due 5/17	8,000,000	7,920,733	8,320,000

Total Investment in Debt Securities (53% of net asset value at fair value)		$136,283,876	$134,377,151	$111,037,882

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	44,112

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,000

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6,10] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6,10] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 6, Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	1,961,550

International Architectural Products, Inc.[6,10] Mining, Steel, Iron and Non-Precious Metals	Common Stock	2.5%	292,851	1,000

Legacy Cabinets, Inc.[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Perseus Holding Corp.[6,10] Leisure, Amusement, Motion Pictures, Entertainment	Common Stock	0.2%	400,000	10,930

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock	7.8%	-	644,937

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	$3,032,596	$3,240,496

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6,10] Printing and Publishing	Common Stock	1.3%	359,765	612,691

TRSO II, Inc.[6,10] Oil and Gas	Common Stock	5.4%	1,500,000	1,500,000

Total Investment in Equity Securities (4% of net asset value at fair value)			$18,375,588	$8,020,716

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,925,009	$3,124,924
Katonah III, Ltd.[3,11]	Preferred Shares	23.1%	2,242,014	600,000
Katonah V, Ltd.[3,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7]	Subordinated Securities	16.4%	4,574,393	2,120,168
Katonah VIII CLO Ltd[3,7]	Subordinated Securities	10.3%	3,450,705	2,171,998
Katonah IX CLO Ltd[3,7]	Preferred Shares	6.9%	2,082,987	1,488,895
Katonah X CLO Ltd [3,7]	Subordinated Securities	33.3%	11,934,600	9,455,511
Katonah 2007-I CLO Ltd.[3,7]	Preferred Shares	100.0%	31,189,147	30,091,886
Trimaran CLO IV, Ltd.[3,7]	Preferred Shares	19.0%	3,616,600	3,575,571
Trimaran CLO V, Ltd.[3,7]	Subordinate Notes	20.8%	2,757,100	2,930,004
Trimaran CLO VI, Ltd.[3,7]	Income Notes	16.2%	2,894,700	2,936,626
Trimaran CLO VII, Ltd.[3,7]	Income Notes	10.5%	3,146,900	3,357,924
Catamaran CLO 2012-1 Ltd.[3,7]	Subordinated Notes	24.9%	8,982,400	8,493,000

Total Investment in CLO Equity Securities			$85,116,555	$70,347,507

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7]	Class B-2L Notes Par Value of $10,500,000 5.3%, Due 4/22	100.0%	$1,252,191	$9,140,000
Catamaran CLO 2012-1 Ltd.[3,7]	Class F Notes Par Value of $4,500,000 6.8%, Due 12/23	42.9%	3,777,664	3,770,000

Total Investment in CLO Rated-Note			$5,029,855	$12,910,000

Total Investment in CLO Fund Securities (40% of net asset value at fair value)			$90,146,410	$83,257,507

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates[10]	Asset Management Company	100.0%	$83,161,529	$77,242,000

Total Investment in Asset Manager Affiliates (37% of net asset value at fair value)			$83,161,529	$77,242,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account[10]	Time Deposit	0.01%	$1,942,834	$1,942,834

JP Morgan Business Money Market Account[9,10]	Money Market Account	0.15%	195,856	195,856

US Bank Money Market Account[10]	Money Market Account	0.40%	30,347,968	30,347,968

Total Investment in Time Deposit and Money Market Accounts (16% of net asset value at fair value)			$32,486,658	$32,486,658

Total Investments[5] (150% of net asset value at fair value)			$358,547,336	$312,044,763

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2012.

[2]	Reflects the fair market value of all investments as of December 31, 2012, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers.

[5]	The aggregate cost of investments for federal income tax purposes is approximately $359 million. The aggregate gross unrealized appreciation is approximately $11 million, the aggregate gross unrealized depreciation is approximately $58 million, and the net unrealized depreciation is approximately $47 million.

[6]	Non-income producing.

[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).

[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.

[10]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

[11]	As of December 31, 2012, this CLO Fund Security was not providing a dividend distribution.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Per Share Data:
Net asset value, at beginning of period	$7.85	$7.85
Net investment income[1]	0.22	0.15
Net realized gain[1]	-	0.01
Net change in unrealized apreciation (depreciation) on investments[1]	0.01	(0.25)
Net loss	0.21	(0.09)
Issuance of common stock (not including dividend reinvestment plan)	0.24	-
Issuance of common stock under dividend reinvestment plan	0.01	0.01
Stock based compensation expense	-	0.01
Net increase in net assets relating to stock-based transactions	0.27	0.02

Net asset value, end of period	$8.33	$7.78
Total net asset value return[2]	2.9%	(0.9)%

Ratio/Supplemental Data:
Per share market value at beginning of period	$9.19	$6.31
Per share market value at end of period	$10.77	$6.91
Total market return[3]	17.2%	9.5%
Shares outstanding at end of period	31,936,480	26,609,963
Net assets at end of period	$265,872,325	$206,954,516
Portfolio turnover rate[4]	1.6%	6.9%
Average debt outstanding	$101,400,000	$60,000,000
Weighted average interest rate on borrowings	8.2%	8.8%
Asset coverage ratio	362%	445%
Ratio of net investment income to average net assets[5]	11.7%	7.5%
Ratio of total expenses to average net assets[5]	7.5%	7.8%
Ratio of interest expense to average net assets[5]	3.8%	3.0%
Ratio of non-interest expenses to average net assets[5]	3.7%	4.8%

1 Based on average number of common shares outstanding for the period.

2 Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share less proceeds from issuance of common shares.

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

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of March 31, 2013, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.5 billion of par value assets under management. Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 and are managed independently from the Company by separate management teams and investment committees.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

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

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest e.g., the Asset Manager Affiliates. The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate portfolio company investments, this guidance impacted the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate their managed CLO Funds. As a result of the consolidation of these CLOs into the Asset Manager Affiliates, the Asset Manager Affiliates qualify as a “significant subsidiary” and, as a result, the Company is required to include additional disclosures regarding the Asset Manager Affiliates in its filings with the SEC. The additional financial information regarding the Asset Manager Affiliates do not directly impact the financial position or results of operations of the Company.

In addition, Katonah 2007-I Ltd. qualifies as a “significant subsidiary” and is also required to provide additional disclosures. Katonah 2007-I CLO Ltd is exempted company incorporated in November 15, 2006 with limited liability under the laws of the Cayman Islands for the sole purpose of investing in broadly syndicated loans, high-yield bonds and other credit instruments. The Fund is what is commonly known as a collateralized loan obligation fund (“CLO Fund”). The additional disclosures regarding Katonah 2007-I Ltd. do not directly impact the financial position or results of operations of the Company.

The additional financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”) can be found in Note 5 – Asset Manager Affiliates, below.

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

The FASB issued guidance that clarified and required new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy. Note 4 below reflects the amended disclosure requirements. The new guidance also required that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation and that requirement was effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

In 2012, the Company engaged an independent valuation firm to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow model for fair value purposes and that the inputs were being employed correctly.

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter the independent valuation firm will perform third party valuations on the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. Third party valuations were performed on approximately 3% of investments at fair value excluding our investments in the Asset Manager Affiliates and CLO Fund Securities for the period ended March 31, 2013. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

CLO Fund Securities.  The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies (collectively, “CLO Fund securities”). The Company’s CLO Fund securities generally relate to credit instruments issued by corporations.

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

For bond rated note tranches of CLO Fund securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as indicative prices provided by underwriters or brokers who arrange CLO Funds, and the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Cash. The Company places its cash with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Time Deposits and Money Market Accounts.  Time deposits primarily represent investments of cash held in a demand deposit accounts.  Money market accounts primarily represent short term interest-bearing deposit accounts including an account that contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2013, five issuers representing less than 1% of total investments at fair value were considered in default.

Dividends from Asset Manager Affiliates. The Company records dividend income from its Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

Dividend Income from CLO Fund Securities.  The Company generates dividend income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a fixed rate of return on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The Company makes estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjusts such accruals on a quarterly basis to reflect actual distributions.

For non-junior class CLO Fund securities, such as the Company’s investment in the Class B-2L Notes of the Katonah 2007-I CLO and Class F Notes of the Catamaran 2012-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

During March 2011, the Company issued $60 million of Convertible Senior Notes (the “Convertible Senior Notes”) and incurred debt issuance costs of approximately $2.3 million which are being amortized over a five-year period. During October 2012, the Company issued $41.4 million of 7.375% Senior Notes due 2019 (the “Senior Notes”) and incurred debt issuance costs of approximately $1.5 million, which are being amortized over a seven year period. At March 31, 2013, there was an unamortized debt issuance cost of approximately $2.8 million included in other assets in the accompanying balance sheet. Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $149,000 and $118,000, respectively, and is included in interest and amortization of debt issuance costs on the Statement of Operations.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2013 and 2012 (unaudited):

	Three Months Ended March 31,
	2013	2012

Net increase in net assets from operations	$7,213,281	$576,657
Net decrease in net assets allocated to unvested share awards	(7,935)	(7,777)
Add: Interest on Senior Convertible Notes	1,312,500	—
Add: Amortization of Capitalized Costs on Senior Convertible Notes	106,115	—

Net increase in net assets available to common stockholders	8,623,961	568,880
Weighted average number of common shares outstanding for basic shares computation	29,266,186	24,270,825
Effect of dilutive securities - stock options	15,689	—
Effect of dilutive Senior Convertible Notes	7,353,828	—

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	36,635,703	24,270,825

Net increase in net assets per basic common shares:
Net increase in net assets from operations	0.25	0.02
Net increase in net assets per diluted shares:
Net increase in net assets from operations	0.24	0.02

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

The Company’s Convertible Senior Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months ended March 31, 2013, the effect of the convertible debt was dilutive. For the three months ended March 31, 2012, the effect of the convertible debt was antidilutive.

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

The following table shows the Company’s portfolio by security type at March 31, 2013 and December 31, 2012:

	March 31, 2013 (unaudited)			December 31, 2012
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$-	$-	-%	$1,942,834	$1,942,834	1%
Money Market Account	38,887,925	38,887,925	15	30,543,824	30,543,824	15
Senior Secured Loan	81,306,958	74,471,738	28	67,874,565	60,258,885	29
Junior Secured Loan	54,430,898	39,532,069	15	49,646,273	33,486,956	17
Senior Unsecured Loan	20,000,000	20,000,000	8	-	-	-
First Lien Bond	2,930,343	3,000,000	1	2,928,762	3,000,000	1
Senior Subordinated Bond	2,728,878	2,749,634	1	2,729,088	2,735,881	1
Senior Unsecured Bond	10,805,507	11,422,500	4	10,798,463	11,185,000	5
CLO Fund Securities	90,105,528	78,270,059	29	90,146,410	83,257,507	40
Equity Securities	18,260,008	7,839,699	3	18,375,588	8,020,716	4
Preferred Stock	400,000	373,880	-	400,000	371,160	-
Asset Manager Affiliates	83,198,191	80,354,000	30	83,161,529	77,242,000	37

Total	$403,054,236	$356,901,504	134%	$358,547,336	$312,044,763	150%

1 Calculated as a percentage of net asset value.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013 (unaudited)			December 31, 2012
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$5,284,206	$3,881,141	1%	$5,278,896	$3,874,742	2%
Asset Management Companies[2]	83,198,191	80,354,000	30	83,161,529	77,242,000	37
Automobile	7,895,901	7,992,741	3	4,945,695	5,011,608	2
Beverage, Food and Tobacco	18,490,729	18,629,546	7	18,112,772	18,285,421	9
Broadcasting and Entertainment	1,980,643	1,996,239	1	1,978,846	1,990,930	1
Buildings and Real Estate	18,535,511	472,780	-	18,535,511	455,524	-
Chemicals, Plastics and Rubber	2,947,249	2,981,437	1	2,954,773	2,950,577	1
CLO Fund Securities	90,105,547	78,270,059	29	90,146,410	83,257,507	40
Containers, Packaging and Glass	1,947,316	1,984,609	1	1,949,236	1,971,898	1
Diversified/Conglomerate Service	5,517,800	3,728,676	1	5,520,217	3,536,426	2
Electronics	7,869,854	8,021,773	3	6,137,592	6,252,380	3
Finance	24,760,164	24,999,000	9	4,748,767	4,891,710	2
Healthcare, Education and Childcare	23,688,334	12,657,758	5	15,981,824	4,618,521	2
Home and Office Furnishings, Housewares, and Durable Consumer Products	10,208,003	11,089,108	4	10,820,467	11,613,621	5
Insurance	6,973,061	7,019,738	3	6,970,307	6,433,130	3
Leisure, Amusement, Motion Pictures, Entertainment	2,491,007	2,076,818	1	2,491,007	2,053,481	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	11,411,550	11,383,178	4	11,408,091	11,581,245	6
Mining, Steel, Iron and Non-Precious Metals	773,718	264,864	-	773,718	264,864	-
Oil and Gas	11,703,185	11,965,282	6	11,692,913	11,692,000	6
Personal and Non Durable Consumer Products (Mfg. Only)	8,043,808	7,416,500	3	5,000,000	3,977,100	2
Personal, Food and Miscellaneous Services	3,567,229	3,665,180	1	3,574,421	3,640,835	2
Personal Transportation	2,015,824	2,011,209	1	2,012,685	2,005,353	1
Printing and Publishing	5,868,534	6,240,829	2	2,961,395	3,231,314	2
Retail Stores	5,780,261	5,862,916	2	5,781,672	5,772,767	3
Telecommunications	2,939,341	2,878,667	1	2,952,654	2,783,195	1
Time Deposit and Money Market Accounts	38,887,925	38,887,924	15	32,486,658	32,486,658	16
Utilities	169,345	169,532	-	169,280	169,956	-

Total	$403,054,236	$356,901,504	134%	$358,547,336	$312,044,763	150%

[1]	Calculated as a percentage of net asset value.

[2]	Represents the Asset Manager Affiliates.

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

At March 31, 2013 and December 31, 2012, approximately 22% and 27% of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 22% and 27% of its portfolio on such dates), respectively.

At March 31, 2013 and December 31, 2012, the Company’s ten largest portfolio companies represented approximately 61% and 62%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates which are its wholly owned asset manager affiliates represented 23% and 25% of the total fair value of the Company’s investments at March 31, 2013 and December 31, 2012, respectively. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 20% and 17% of the total fair value of the Company’s investments at March 31, 2013 and December 31, 2012, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of March 31, 2013 and December 31, 2012, the Company had approximately $78 million and $83 million, respectively, of CLO Fund securities at fair value. The cost basis of the Company’s investment in CLO Fund securities as of March 31, 2013 was approximately $90 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $12 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2012, was approximately $90 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $7 million.

In December 2012, the Company purchased $4.5 million par value of the class F Notes and $8.9 million par value of the Subordinated Notes of Catamaran 2012-1 CLO (“Catamaran 2012-1”) managed by Trimaran Advisors. The Company purchased the class F and subordinated notes for 84% and 100% of the par value, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. A majority of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Ongoing reviews by the Company’s investment analysts, Chief Investment Officer, Valuation Committee and independent valuation firms (if engaged) are based on an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of March 31, 2013 (unaudited) and December 31, 2012, respectively:

As of March 31, 2013 (unaudited)

	Level I	Level II	Level III	Total
Money market account	$—	$38,887,925	$—	$38,887,925
Debt securities	—	70,429,249	81,120,572	151,549,821
CLO Fund securities	—	—	78,270,059	78,270,059
Equity securities	—	—	7,839,699	7,839,699
Asset Manager Affiliates	—	—	80,354,000	80,354,000

Total	—	109,317,174	247,584,330	356,901,504

As of December 31, 2012

	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$32,486,658	$—	$32,486,658
Debt securities	—	59,172,476	51,865,406	111,037,882
CLO Fund securities	—	—	83,257,507	83,257,507
Equity securities	—	—	8,020,716	8,020,716
Asset Manager Affiliates	—	—	77,242,000	77,242,000

Total	—	91,659,134	220,385,629	312,044,763

As a BDC, it is required that the Company invest primarily in the debt and equity of non-public for which there is little, if any, market-observable information. As a result a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. The Company believes that investments classified as Level III for Fair Value Measurements and Disclosures have a further hierarchal framework which prioritizes and ranks such valuations based on the degree of independent and observable inputs, objectivity of data and models and the level of judgment required to adjust comparable data. The hierarchy of such methodologies are presented in the above table and discussed below in descending rank.

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

In 2012, the Company engaged an independent valuation firm to provide a third-party review of our CLO fair value model relative to its functionality, model inputs, and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

The changes in investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

As of March 31, 2013, the Company’s Level II portfolio investments were valued by a third party pricing service for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $109,317,174 as of March 31, 2013.

As of March 31, 2013, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs

Debt Securities	$1,403,876	Enterprise Value	Average EBITDA Multiple	7.9x
			Weighted Avg Cost of Capital	12.1%
	$48,795,777	Income Approach	Market Yield	4.0% - 21.1% (weighted average 7.3%)
	$30,352,595	Market Approach	Third Party Bid	1 - 100.7 (weighted average 99.3)
	$1,000	Options Value	Qualitative Inputs
	$567,324	Recovery Approach	Qualitative Inputs
Equity Securities	$7,839,699	Enterprise Value	Average EBITDA Multiple	4.2x – 7.2x (weighted average 6.1x)
			Weighted Avg Cost of Capital	9.3% - 14.4% (weighted average 15.7%)
CLO Fund Securities	$66,492,259	Discounted Cash Flow	Discount Rate	7.5%-14% (weighted average 13.0%)
			Probability of Default	1.00%-2.50% (weighted average 1.47% - 2.18%)
			Loss Severity	30%-40% (weighted average 31% - 36%)
			Recovery Rate	60%-70% (weighted average 64% - 69%)
			Prepayment Rate	25%
	$11,777,800	Market Approach	Third Party Bid	87 - 88
Asset Manager Affiliates	$80,354,000	Discounted Cash Flow	Discount Rate	1.5% - 11.87% (weighted average 7.88%)
TOTAL	$247,584,330

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

The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

5. ASSET MANAGER AFFILIATES

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At March 31, 2013, Asset Manager Affiliates had approximately $3.5 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates was valued at approximately $80 million.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees the Asset Manager Affiliates receive have two components - a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

The revenue that the Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses associated with their operations, including compensation of their employees, may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as “dividends from affiliate asset managers” and are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on the Company’s statement of operations. For the three months ended March 31, 2013, the Asset Manager Affiliates made distributions of $3 million to the Company. For the three months ended March 31, 2012, the Asset Manager Affiliates made distributions of $825,000 to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on the Company’s statement of operations.

As with all other investments, the Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily based on an analysis of both a percentage of their assets under management and the Asset Manager Affiliates’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology. For the three months ended March 31, 2013 the Asset Manager Affiliates had an increase in unrealized appreciation of approximately $3.1 million.

Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to the Asset Manager Affiliates which had previously not been required, as its provisions require the Asset Manager Affiliates to consolidate certain of their managed CLO Funds that were not previously consolidated. As a result of the consolidation of these CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring the following additional disclosures. In addition, Katonah 2007-I CLO qualifies as a “significant subsidiary” of the Company and is also required to make the additional disclosures. These disclosures regarding the Asset Manager Affiliates and Katonah 2007-I CLO do not directly impact the financial position, results of operations or cash flows of the Company.

Asset Manager Affiliates
Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2013	December 31, 2012
Investments of CLO Funds, at fair value	$3,153,246,598	$3,255,805,442
Restricted cash of CLO Funds	399,208,297	53,322,266
Total assets	3,667,735,603	3,847,297,787
CLO Fund liabilities at fair value	3,385,428,629	3,459,529,711
Total liabilities	3,529,735,430	3,698,915,974
Appropriated retained earnings of consolidated VIEs	92,826,264	104,870,995

Asset Manager Affiliates
Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2013	2012
Interest income - investments of CLO Funds	$33,267,427	$29,764,690
Total income	36,311,272	32,187,154
Interest expense of CLO Fund liabilities	29,772,085	30,541,329
Total expenses	34,844,224	34,777,990
Net realized and unrealized gains (losses)	(9,478,937)	(6,226,958)
Net income (loss) attributable to noncontrolling interests in consolidated consolidated Variable Interest Entities	(9,171,141)	(8,615,948)
Net income (loss) attributable to Asset Manager Affiliates	762,649	(380,021)

Katonah 2007-I CLO Ltd.
Summarized Balance Sheet Information (unaudited)

As of
March 31, 2013
Total investments at fair value	$302,464,094
Cash	22,944,935
Total assets	329,213,882
CLO Debt at fair value	314,551,967
Total liabilities	322,522,864
Total Net Assets	6,691,012

Katonah 2007-I CLO Ltd.
Summarized Statements of Operations Information (unaudited)

For the three months ended
March 31,
2013
Interest income from investments	$3,225,687
Total income	3,386,608
Interest expense	2,993,892
Total expenses	3,270,996
Net realized and unrealized gains (losses)	(1,759,451)
Decrease in net assets resulting from operations	(1,643,839)

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

The consolidation of the VIEs’ investment products in the Asset Manager Affiliates’ financial statements is not reflective of the underlying financial position, results of operations or cash flows of the Asset Manager Affiliates as stand-alone entities. Furthermore, the financial operations of the Asset Manager Affiliates, whether consolidated with the CLO funds they manage or on a stand-alone basis, are not reflective of the fair value of the Asset Manager Affiliates as reported on the Company’s balance sheet and schedule of investments as the Company is required under U.S. GAAP to report the Asset Manager Affiliates as a portfolio company at fair value.

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. For tax purposes, any distributions of taxable net income earned by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the Asset Manager Affiliates’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from U.S. GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for U.S. GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between U.S. GAAP income and taxable income by approximately $2 million per year over such period.

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

At March 31, 2013 there were no intercompany balances with our affiliates.

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

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. At March 31, 2013, $20 million was outstanding under the Trimaran Credit Facility.

On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million.

For the three months end March 31, 2013 the Company recognized interest income related to the Senior Credit Facility of $170,000.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2013 (unaudited)	As of December 31, 2012

Convertible Senior Notes, due March 15, 2016	$60,000,000	$60,000,000
Senior Notes, due September 30, 2019	$41,400,000	$41,400,000

Convertible Senior Notes

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible senior notes due March 2016 (“Convertible Senior Notes”). On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Senior Notes for a total of $60 million in aggregate principal amount. The net proceeds from the sale of the Convertible Senior Notes, following underwriting expenses, were approximately $57.7 million. Interest on the Convertible Senior Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011. The Notes mature on March 15, 2016 unless converted earlier. The Convertible Senior Notes are senior unsecured obligations of the Company.

The Convertible Senior Notes are convertible into shares of Company’s common stock. As of March 31, 2013 the conversion rate was 122.5638 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to a conversion price of approximately $8.159 per share of common stock. The conversion rate is subject to adjustment upon certain events.

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

No holder of Convertible Senior Notes will be entitled to receive shares of the Company’s common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of the Company’s common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. The Company will not issue any shares in connection with the conversion or redemption of the Convertible Senior Notes which would equal or exceed 20% of the shares outstanding at the time of the transaction in accordance with NASDAQ rules. At March 31, 2013, the company was in compliance with all of its debt covenants.

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

In connection with the issuance of the Convertible Senior Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the facility on an effective yield method, of which approximately $1.5 million remains to be amortized.

The Convertible Senior Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts.

Fair Value of Convertible Senior Notes. The Company carries the Convertible Senior Notes at cost. The Convertible Senior Notes were issued in a private placement and there is no active trading of these notes. The fair value of the Company’s outstanding Convertible Senior Notes was approximately $79.8 million at March 31, 2013. The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Senior Notes.

Senior Notes

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Senior Notes due 2019. The net proceeds for the Senior Notes, following underwriting expenses, were approximately $ 39.9 million. Interest on the Senior Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The Notes mature on September, 30, 2019. The Senior Notes are senior unsecured obligations of the Company. In addition, due to the asset coverage test applicable to us as a BDC and a covenant that we agreed to in connection with the issuance of the Senior Notes, we are limited in our ability to make distributions in certain circumstances. At March 31, 2013, the Company was in compliance with all of its debt covenants.

In connection with the issuance of the Senior Notes, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.4 million remains to be amortized.

Fair Value of Senior Notes.  The Senior Notes were issued in a public offering on October 10, 2012. The fair value of the Company’s outstanding Senior Notes was approximately $43 million at March 31, 2013. The fair value was determined based on the average of indicative bid and offer pricing for the Senior Notes.

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

As of March 31, 2013, there were no amounts outstanding under the Facility and the Company was in compliance with all of its debt covenants. The average amount outstanding in 2013 under the Facility was $0.

In connection with the Facility, the Company incurred approximately $444,000 of debt origination costs which are being amortized over the term of the Facility on a straight-line basis of which approximately $286,000 remains to be amortized.

As of March 31, 2013, we had $101.4 million of borrowings outstanding at a weighted average fixed rate of 8.19%.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2013). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a US federal excise tax for the calendar year 2013.

The following reconciles net increase in shareholders’ equity resulting from operations to taxable income for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
(unaudited)

Net increase in net assets resulting from operations	$7,213,281
Net change in unrealized (appreciation) depreciation from investments	(349,862)
Excess capital losses over capital gains	(82,937)
Income not on GAAP books currently taxable	46,143
Income not currently taxable	(17,089)
Expenses not currently deductible	5,911

Taxable income before deductions for distributions	$6,815,447

Taxable income before deductions for distributions per weighted average shares for the period	$0.23

For the quarter ended March 31, 2013, the Company declared a dividend on March 15, 2013 of $0.28 per share for a total of approximately $9 million. The record date was April 5, 2013 and the dividend was distributed on April 26, 2013.

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

At March 31, 2013, the Company had a net capital loss carryforward of approximately $54 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2013 and December 31, 2012, the Company committed to make no investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company issued 23,572 and 76,208 shares, respectively, of common stock under its dividend reinvestment plan. For the three months ended March 31, 2013, the Company issued no shares of restricted stock, no shares were forfeited and no shares of restricted stock were converted to common stock due to vesting. For the year ended December 31, 2012, the Company issued 34,757 shares of restricted stock for which 232,768 shares were forfeited and 97,071 shares vested. The total number of shares of the Company’s common stock issued and outstanding as of March 31, 2013 and December 31, 2012 was 31,936,480 and 26,470,408, respectively.

10. EQUITY INCENTIVE PLAN

During 2006 and as amended in 2008, the Company established the equity incentive plan, (“the “Plan”) and reserved 2,000,000 shares of common stock for issuance under the Plan. The purpose of the Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted.

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2012 through March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2012	60,000	$7.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2012	60,000	$7.24	6.5	$172,400
Granted	—	—
Exercised	(10,000)	—
Forfeited	—	—

Outstanding at March 31, 2013	50,000	$7.72	6.1	$235,600

Total vested at March 31, 2013	50,000	$7.72	6.1

[1]	Represents the difference between the market value of shares of the Company upon exercise of the options at March 31, 2013 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2013 and 2012, the Company recognized no non-cash compensation expense related to stock options. At March 31, 2013, the Company had no remaining compensation cost related to unvested stock option-based awards.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of March 31, 2013, 233,998 of such shares were vested and converted to common shares. The remaining 25,002 shares have been forfeited.

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

During the three months ended March 31, 2013, no shares of restricted stock had vested. As of March 31, 2013, after giving effect to these option cancellations and restricted stock awards, there were options to purchase 50,000 shares of common stock outstanding and there were 32,257 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2012 through March 31, 2013 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at December 31, 2011	327,339	$6.46
Granted	34,757	$6.66
Vested	(97,071)	$9.08
Forfeited	(232,768)	$5.37
Unvested shares outstanding at December 31, 2012	32,257	$6.69
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2013	32,257	$6.69

Total non-vested shares at March 31, 2013	—	$6.69

For the three months ended March 31, 2013, non-cash compensation expense related to restricted stock was approximately $20,000; of this amount approximately $15,000 was expensed at the Company, and approximately $5,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended March 31, 2012, non-cash compensation expense related to restricted stock was approximately $173,000; of this amount approximately $169,000 was expensed at the Company and approximately $4,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2013, the company had approximately $99,000 of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 3.1 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the $250,000 maximum eligible compensation, which fully vest at the time of contribution. For the three months ended March 31, 2013 and 2012, the Company made contributions to the 401K Plan of approximately $11,000 and $11,000, respectively.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the three months ended March 31, 2013, the Company made a contribution of approximately $45,000 to the Profit-Sharing Plan and a contribution of $35,000 to the Profit Sharing Plan Plan for the three months ended March 31, 2012.

12. SUBSEQUENT EVENTS

On April 4, 2013 $8,992,000 of the Company’s 8.75% Convertible Senior Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. The effect on the March 31, 2013 earnings per share would have been a decrease of $0.01 per share.

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Katonah Debt Advisors, a registered investment adviser, is a wholly-owned portfolio company of the Company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, we purchased Trimaran Advisors, a registered investment adviser and CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of our common stock. Contemporaneously with the acquisition of Trimaran Advisors, we acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of March 31, 2013, Katonah Debt Advisors and Trimaran Advisors are our only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.5 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from us by separate management teams and investment committees.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the “Audit and Accounting Guide for Investment Companies” issued by the AICPA Guide, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments, including our investments in the Asset Manager Affiliates, are carried on the balance sheet at fair value with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” in our statement of operations until the investment is exited, resulting in any gain or loss on exit being recognized as a “Net Realized Gains (Losses) from Investment Transactions.”

We have elected to be treated for U.S. federal income tax purposes as a RIC and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at March 31, 2013 was $8.33. On March 31, 2013, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $10.77.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value per share was $8.33 and $7.85 as of March 31, 2013 and December 31, 2012, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholder’s equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities. The table below sets forth information relating to our net asset value and net asset value per share.

	March 31, 2013 (unaudited)		December 31, 2012
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$—	$-	$1,942,834	$0.07
Investments in money market accounts	38,887,925	1.22	30,543,824	1.15
Investments in debt securities	151,549,821	4.75	111,037,882	4.19
Investments in CLO Fund securities	78,270,059	2.45	83,257,507	3.15
Investments in equity securities	7,839,699	0.25	8,020,716	0.30
Investments in Asset Manager Affiliates	80,354,000	2.52	77,242,000	2.92
Cash	5,070,802	0.16	738,756	0.03
Other assets	9,215,655	0.29	6,476,954	0.24

Total Assets	$371,187,961	$11.64	$319,260,473	$12.06

Senior Convertible Notes	$60,000,000	$1.88	$60,000,000	$2.27
Senior Notes	41,400,000	1.30	41,400,000	1.56
Other liabilities	3,915,636	0.13	9,984,814	0.38

Total Liabilities	$105,315,636	$3.31	$111,384,814	$4.21

NET ASSET VALUE	$265,872,325	$8.33	$207,875,659	$7.85

[1]	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America ("GAAP"). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of net asset value and individual investors may weight certain balance sheet items differently in performing an analysis of the Company.

Investment Portfolio Summary Attributes as of and for the Three Months ended March 31, 2013

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investments in the Asset Manager Affiliates. We also have investments in equity securities of approximately $8 million, which comprises approximately 2% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Securities” for a more detailed description) as of and for the three months ended March 31, 2013:

Debt Securities

•	represent approximately 41% of total assets;

•	represent credit instruments issued by corporate borrowers;

•	primarily senior secured and junior secured loans (49% and 26% of debt securities, respectively);

•	spread across 24 different industries and 54 different entities;

•	average balance per investment of approximately $2.8 million;

•	all but five issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and

•	weighted average interest rate of 7.7% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to March 31, 2013 unless otherwise specified)

•	represent approximately 21% of total assets at March 31, 2013;

•	88% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 12% of CLO Fund securities are rated notes;

•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;

•	15 different CLO Fund securities; 12 of such CLO Fund securities are managed by our Asset Manager Affiliates; and

•	two CLO Fund securities, not managed by our Asset Manager Affiliates, representing a fair value of $450,000, are not currently providing a dividend payment to the Company.

Asset Manager Affiliates

•	represent approximately 22% of fair value of total assets;

•	have approximately $3.5 billion of assets under management;

•	receive contractual and recurring asset management fees based on par value of managed investments;

•	may receive an incentive fee provided that the CLO Fund achieves a minimum designated return on investment;

•	dividends paid by our Asset Manager Affiliates are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;

•	for the three months ended March 31, 2013, our Asset Manager Affiliates had EBITDA of approximately $2 million; and

•	for the three months ended March 31, 2013, our Asset Manager Affiliates made a distribution of $3 million to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of the Katonah 2007-I CLO of Class F notes of the Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in net assets resulting from operations before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2013, net investment income and net realized gains were approximately $7 million, or $0.23 per share. For the three months ended March 31, 2012, net investment income and net realized gains were approximately $4 million or $0.16 per share.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2013, the Company’s investments had a net increase in unrealized appreciation of approximately $350,000. During the three months ended March 31, 2012, the Company’s investments had a net increase in unrealized depreciation of approximately $3.4 million.

The net increase in unrealized appreciation of approximately $350,000 for the three months ended March 31, 2013 is primarily due to (i) an approximate $2.2 million net increase in the unrealized appreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net decrease of approximately $5 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate increase of $3 million in the unrealized depreciation of our Asset Manager Affiliates.

The net decrease in unrealized depreciation of approximately $3.4 million for the three months ended March 31, 2012 is primarily due to (i) an approximate $400,000 net decrease in the unrealized depreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net increase of approximately $2.3 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate decrease of $5.3 million in the unrealized depreciation of our Asset Manager Affiliates.

Net Change in Net Assets Resulting From Operations

The net change in net assets resulting from operations for the three months ended March 31, 2013 and 2012 was an increase of approximately $7 million and $577,000, respectively, or $0.25 and $0.02 per share, respectively.

Dividends

For the three months ended March 31, 2013, we declared a $0.28 dividend per share. As a result, there was a dividend distribution of approximately $9 million for the first quarter declaration, which was booked in the second quarter. We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

	Dividend	Declaration Date	Record Date	Pay Date
2013:
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013

Total declared in 2013	$0.28

2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012

Total declared in 2012	$0.94

Due to our ownership of our Asset Manager Affiliates and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the three months ended March 31, 2013, our Asset Manager Affiliates had approximately $2 million of EBITDA and made a distribution of $3 million to us. For the three months ended March 31, 2012, our Asset Manager Affiliates earned approximately $380,000 of pre-tax net income and made a distribution of $825,000 to us. Dividends are recorded as declared (where declaration date represents ex-dividend date) by our Asset Manager Affiliates as income on our statement of operations. It is anticipated that our Asset Manager Affiliates will make further dividend distributions to us during 2013.

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

The following table shows the Company’s portfolio by security type at March 31, 2013 and December 31, 2012:

	March 31, 2013 (unaudited)			December 31, 2012
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$-	$-	-%	$1,942,834	$1,942,834	1%
Money Market Account	38,887,925	38,887,925	15	30,543,824	30,543,824	15
Senior Secured Loan	81,306,958	74,471,738	28	67,874,565	60,258,885	29
Junior Secured Loan	54,430,898	39,532,069	15	49,646,273	33,486,956	17
Senior Unsecured Loan	20,000,000	20,000,000	8	-	-	-
First Lien Bond	2,930,343	3,000,000	1	2,928,762	3,000,000	1
Senior Subordinated Bond	2,728,878	2,749,634	1	2,729,088	2,735,881	1
Senior Unsecured Bond	10,805,507	11,422,500	4	10,798,463	11,185,000	5
CLO Fund Securities	90,105,528	78,270,059	29	90,146,410	83,257,507	40
Equity Securities	18,260,008	7,839,699	3	18,375,588	8,020,716	4
Preferred Stock	400,000	373,880	-	400,000	371,160	-
Asset Manager Affiliates	83,198,191	80,354,000	30	83,161,529	77,242,000	37

Total	$403,054,236	$356,901,504	134%	$358,547,336	$312,044,763	150%

[1]	Calculated as a percentage of net asset value.

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

At March 31, 2013 and December 31, 2012, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.7% and 7.5%, respectively.

The investment portfolio (excluding the Company’s investments in its Asset Manager Affiliates and CLO Funds) at March 31, 2013 was spread across 24 different industries and 54 different entities with an average balance per entity of approximately $2.8 million. As of March 31, 2013, all but five of our issuers (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by our Asset Manager Affiliates consist almost exclusively of credit instruments issued by corporations.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. At March 31, 2013, approximately 22% of our total assets were foreign assets (including our investments in CLO Funds, which are typically domiciled outside the U.S.).

At March 31, 2013, our ten largest portfolio companies represented approximately 61% of the total fair value of our investments. Our largest investment is comprised of our wholly-owned Asset Manager Affiliates and represented 23% of the total fair value of our investments. Excluding our Asset Manager Affiliates and CLO Fund securities, our ten largest portfolio companies represent approximately 20% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2013, we had approximately $78 million invested in CLO Fund securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund investments as of March 31, 2013 and December 31, 2012 are as follows:

			March 31, 2013 (unaudited)		December 31, 2012
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,898,554	$2,742,376	$4,925,009	$3,124,924
Katonah III, Ltd.[3]	Preferred Shares	23.1	2,103,330	450,000	2,242,014	600,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,542,611	2,090,033	4,574,393	2,120,168
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,426,105	1,894,796	3,450,705	2,171,998
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,078,487	1,337,570	2,082,987	1,488,895
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,857,236	8,178,887	11,934,600	9,455,511
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	31,018,671	28,987,453	31,189,147	30,091,886
Katonah 2007-I CLO Ltd.[2]	Class B-2L Notes	100.0	1,258,651	9,440,000	1,252,190	9,140,000
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	3,590,600	3,097,265	3,616,600	3,575,571
Trimaran CLO V, Ltd.[2]	Subordinated Notes	20.8	2,746,300	2,603,141	2,757,100	2,930,004
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	2,856,100	2,653,887	2,894,700	2,936,626
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	3,143,300	3,015,851	3,146,900	3,357,924
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	9,397,900	7,777,800	8,982,400	8,493,000
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	42.9	3,867,702	4,000,000	3,777,664	3,770,000

Total			$90,105,547	$78,270,059	$90,146,409	$83,257,507

[1]	Represents percentage of class held.

[2]	An affiliate CLO Fund managed by an Asset Manager Affiliate.

[3]	As of March 31, 2013, this CLO Fund security was not providing a dividend distribution.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of March 31, 2013:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.[2]	304	250	33	$927,070	$1,127,317
Katonah III, Ltd.[2]	11	6	4	246,314	451,576
Katonah V, Ltd.[2]	69	42	19	353,536	580,809
Katonah VII CLO Ltd.	124	104	29	1,587,298	1,892,547
Katonah VIII CLO Ltd.	156	132	30	1,815,852	2,146,007
Katonah IX CLO Ltd.	200	168	29	1,931,763	2,299,718
Katonah X CLO Ltd.	233	203	30	2,011,695	2,308,990
Katonah 2007-I CLO Ltd.	197	176	31	1,542,602	1,726,663
Trimaran CLO IV, Ltd.	89	76	21	2,617,672	3,065,432
Trimaran CLO V, Ltd.	128	109	23	2,136,169	2,508,529
Trimaran CLO VI, Ltd.	138	115	23	1,790,040	2,148,048
Trimaran CLO VII, Ltd.	169	144	26	2,612,385	3,065,924
Catamaran 2012-1 CLO Ltd.	135	131	25	2,678,918	2,760,717

[1]	All data from most recent Trustee reports as of March 31, 2013.

[2]	Managed by non-affiliates as of March 31, 2013.

All CLO Funds managed by Asset Manager Affiliates are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to our Asset Manager Affiliates. With the exception of the Katonah III, Ltd. CLO Fund and the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Asset Manager Affiliates

Our Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist exclusively of credit instruments issued by corporations. As of March 31, 2013, our Asset Manager Affiliates had approximately $3.5 billion of par value of assets under management on which they earn management fees, and were valued at approximately $80 million.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees the Asset Manager Affiliates receive have two components-a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

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

The revenue that our Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses pursuant to an overhead allocation agreement with the Company associated with its operations, including compensation of its employees, may be distributed to us. Cash distributions of our Asset Manager Affiliates’ net income are recorded as “dividends from an asset manager affiliates” in our financial statements when declared. As with all other investments, the fair value for Asset Manager Affiliates is determined quarterly. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. The Asset Manager Affiliates are classified as a Level III investment as described in—“Critical Accounting Policies—Valuation of Portfolio Investments” below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

PORTFOLIO AND INVESTMENT ACTIVITY

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2013 (unaudited) and for the year ended December 31, 2012 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2011	$114,673,506	$48,438,317	$6,040,895	$40,814,000	$209,966,718
2012 Activity:
Purchases / originations /draws	$107,417,624	$24,715,500	$1,815,978	$38,823,228	$172,772,330
Pay-downs / pay-offs / sales	(104,504,327)	(2,234,916)	—	—	(106,739,243)
Net accretion of interest	385,590	1,137,344	—	—	1,522,934
Net realized losses	(3,232,975)	—	—	—	(3,232,975)
Increase (decrease) in fair value	(3,701,536)	11,201,262	163,843	(2,395,228)	5,268,341

Fair Value at December 31, 2012	111,037,882	83,257,507	8,020,716	77,242,000	279,558,105
Year to Date 2013 Activity:
Purchases / originations /draws	43,351,250	56,502	(75,398)	36,661	43,369,015
Pay-downs / pay-offs / sales	(5,161,838)	(138,684)	—	—	(5,300,522)
Net accretion of interest	78,756	41,301	—	—	120,057
Net realized losses	(42,755)	—	(40,183)	—	(82,938)
Increase (decrease) in fair value	2,286,526	(4,946,567)	(65,436)	3,075,339	349,862

Fair Value at March 31, 2013	$151,549,821	$78,270,059	$7,839,699	$80,354,000	$318,013,579

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2013 and 2012.

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

Investment income for the three months ended March 31, 2013 and 2012 was approximately $11 million and $7 million, respectively. Of these amounts, approximately $2.5 million and $2.5 million was attributable to interest income on our loan and bond investments, respectively. For the three months ended March 31, 2013 and 2012, approximately $6 million and $4 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

The increase in investment income from CLO Fund securities for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was largely attributable to our acquisition of equity interests in CLO Funds managed by Trimaran Advisors in connection with our acquisition of Trimaran Advisors in February 2012.

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

As of March 31, 2013, our investment in the Asset Manager Affiliates was valued at approximately $78 million. For the three months ended March 31, 2013 and 2012, our Asset Manager Affiliates had EBITDA of approximately $2 million and $380,000, respectively. For the three months ended March 31, 2013 and 2012, our Asset Manager Affiliates made distributions of income of $3 million and $825,000, respectively. The distributions from our Asset Manager Affiliates in 2013 represent a portion of the expected net income for our Asset Manager Affiliates for the year ending December 31, 2013.

Expenses

Total expenses for the three months ended March 31, 2013 and 2012 were approximately $4 million and $4 million, respectively. Interest expense and amortization on debt issuance costs for the periods, which includes facility and program fees on the unused loan balance, were approximately $2 million and $1 million, respectively, on average debt outstanding of $101 million and $60 million, respectively. Approximately $910,000 and $948,000, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the three months ended March 31, 2012, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the three months ended March 31, 2013 and 2012, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $506,000 and $326,000, respectively.

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

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2013, our total investments had an increase in net unrealized appreciation of approximately $350,000. During the three months ended March 31, 2012, our total investments had a decrease in net unrealized depreciation of approximately $3 million. For the three months ended March 31, 2013, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $3 million. For the three months ended March 31, 2012, our Asset Manager Affiliates had an decrease in net unrealized appreciation of approximately $5 million. For the three months ended March 31, 2013, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net decrease in unrealized appreciation due to fair value adjustments of approximately $2.7 million. For the three months ended March 31, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $2 million.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three months ended March 31, 2013 the net change in net assets resulting from operations was an approximate increase of $7.2 million, or $0.25 per share. The net change in net assets resulting from operations for the three and three months ended March 31, 2012 was an approximate increase of $580,000, or $0.02 per share.

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

As of March 31, 2013 and December 31, 2012 the fair value of investments and cash were as follows:

	Investments at Fair Value
	March 31, 2013	December 31, 2012
Security Type	(unaudited)

Cash	$5,070,802	$738,756
Time Deposits	—	1,942,834
Money Market Accounts	38,887,925	30,543,824
Senior Secured Loan	74,471,738	60,258,885
Junior Secured Loan	39,532,069	33,486,956
Senior Unsecured Loan	20,000,000	—
First Lien Bond	3,000,000	3,000,000
Senior Subordinated Bond	2,749,634	2,735,881
Senior Unsecured Bond	11,422,500	11,185,000
CLO Fund Securities	78,270,059	83,257,507
Equity Securities	7,839,699	8,020,716
Preferred	373,880	371,160
Affiliate Asset Managers	80,354,000	77,242,000

Total	$361,972,306	$312,783,519

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of March 31, 2013, we had approximately $101 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 362%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Senior Notes are convertible into shares of Company’s common stock. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. The conversion price of the Convertible Senior Notes as of March 31, 2013 is approximately 122.5638 shares of our common stock per $1,000 principle amount of Convertible Senior Notes, equivalent to a conversion price of approximately $8.159 per share of our common stock. In addition, if certain corporate events occur prior to the maturity date of the Convertible Senior Notes, the conversion rate will be increased for converting holders.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both March 31, 2013 and December 31, 2012, we had no commitments to fund investments.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2013, five issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2012, five issuers representing less than 1% of our total investments at fair value were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2013, approximately 84% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2013, we had $101.4 million of borrowings outstanding at a weighted average fixed rate of 8.19%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2013 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $570,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $376,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2013.

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

In 2012 we engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that our CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings, other than routine litigation arising in the ordinary course of business. Such litigation is not expected to have a material adverse effect on the business, financial condition, or results of the Company’s operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2013, we issued a total of 23,572 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under our DRIP was approximately $238,000.

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

KCAP FINANCIAL, INC.

Date: May 6, 2013	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013	By	/s/ Edward U. Gilpin
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

