Form 10-Q
period 2013-06-30
KCAP Financial, Inc.
filed 2013-08-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of common stock of the registrant as of August 2, 2013 was 33,314,779.

KCAP FINANCIAL, INC.

BALANCE SHEETS

	As of June 30, 2013	As of December 31, 2012
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2013 - $0; 2012 - $1,942,834)	$—	$1,942,834
Money market account (cost: 2013 - $67,494,608; 2012 - $30,543,824)	67,494,608	30,543,824
Debt securities (cost: 2013 - $211,661,173; 2012 - $134,377,151)	190,732,894	111,037,882
CLO Fund securities managed by non-affiliates (cost: 2013 - $9,733,633; 2012 - $10,487,023)	1,784,300	3,725,924
CLO Fund securities managed by affiliates (cost: 2013 - $88,175,787; 2012 - $79,659,387)	79,700,585	79,531,583
Equity securities (cost: 2013 - $18,841,238; 2012 - $18,375,587)	9,485,307	8,020,716
Asset manager affiliates (cost: 2013 - $83,234,131; 2012 - $83,161,529)	87,300,000	77,242,000
Total Investments at fair value (cost: 2013 - $479,140,566; 2012 - $358,547,336)	436,497,694	312,044,763
Cash	7,669,782	738,756
Restricted cash	78,985,473	—
Interest receivable	1,164,144	697,349
Receivable for open trades	3,515,052	—
Accounts receivable	3,302,142	2,210,869
Other assets	10,364,201	3,568,736

Total assets	$541,498,488	$319,260,473

LIABILITIES
Convertible Notes	$51,008,000	$60,000,000
Retail Notes	41,400,000	41,400,000
KCAP Senior Funding I, LLC	105,250,000	—
Payable for open trades	66,840,035	—
Accounts payable and accrued expenses	2,692,613	2,581,432
Dividend payable	—	7,403,382

Total liabilities	$267,190,648	$111,384,814

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 33,298,674 and 26,470,408 common shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$330,207	$264,382
Capital in excess of par value	370,441,874	310,566,503
Accumulated undistributed net investment income	4,380,234	103,484
Accumulated net realized losses	(57,680,841)	(56,035,375)
Net unrealized depreciation on investments	(43,163,634)	(47,023,335)

Total stockholders' equity	$274,307,840	$207,875,659

Total liabilities and stockholders' equity	$541,498,488	$319,260,473

NET ASSET VALUE PER COMMON SHARE	$8.24	$7.85

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Investment Income:
Interest from investments in debt securities	$2,997,246	$2,671,291	$5,475,265	$5,172,904
Interest from cash and time deposits	3,026	845	7,738	3,408
Dividends from investments in CLO Fund securities managed by non-affiliates	323,790	458,538	747,664	877,703
Dividends from investments in CLO Fund securities managed by affiliates	4,557,531	5,028,886	10,038,183	8,642,525
Dividends from affiliate asset managers	3,300,000	1,200,000	6,300,000	2,025,000
Capital structuring service fees	52,753	122,044	59,326	161,605

Total investment income	11,234,346	9,481,604	22,628,176	16,883,145

Expenses:
Interest and amortization of debt issuance costs	2,250,063	1,646,352	4,510,309	3,088,638
Compensation	1,110,409	1,073,975	2,020,122	2,021,710
Professional fees	652,644	245,671	1,294,971	1,162,331
Insurance	126,632	142,676	255,348	272,280
Administrative and other	513,085	369,109	1,019,556	695,085

Total expenses	4,652,833	3,477,783	9,100,306	7,240,044

Net Investment Income	6,581,513	6,003,821	13,527,870	9,643,101
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	(1,562,529)	1,688	(1,645,466)	304,421
Net change in unrealized appreciation (depreciation) on:
Debt securities	124,466	(3,915,572)	2,410,992	(4,998,267)
Equity securities	1,064,379	997,361	998,942	1,678,347
CLO Fund securities managed by affiliates	(3,768,238)	264,851	(8,347,397)	2,631,727
CLO Fund securities managed by non-affiliates	(820,826)	(38,767)	(1,188,235)	(65,611)
Affiliate asset manager investments	6,910,060	(1,695,927)	9,985,399	(6,999,609)
Total net change in unrealized appreciation (depreciation)	3,509,841	(4,388,054)	3,859,701	(7,753,413)
Net realized and unrealized appreciation (depreciation) on investments	1,947,312	(4,386,366)	2,214,235	(7,448,992)
Net Increase In Net Assets Resulting From Operations	$8,528,825	$1,617,455	$15,742,105	$2,194,109
Net Increase In Net Assets Resulting from Operations per Common Share:
Basic:	$0.26	$0.06	$0.51	$0.09
Diluted:	$0.25	$0.06	$0.48	$0.09
Net Investment Income Per Common Share:
Basic:	$0.20	$0.23	$0.43	$0.38
Diluted:	$0.20	$0.23	$0.42	$0.38

Weighted Average Shares of Common Stock Outstanding—Basic	33,040,155	26,633,122	31,163,596	25,451,974
Weighted Average Shares of Common Stock Outstanding—Diluted	39,372,311	26,633,122	37,495,139	25,451,974

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30,
	2013	2012

Operations:
Net investment income	$13,527,870	$9,643,101
Net realized gains (losses) from investment transactions	(1,645,466)	304,421
Net change in unrealized appreciation (depreciation) on investments	3,859,701	(7,753,413)
Net increase in net assets resulting from operations	15,742,105	2,194,109

Stockholder distributions:
Tax return of capital Distributions to stockholders	(9,251,119)	(4,731,232)
Tax return of capital distributions to stockholders	—	(7,308)
Net decrease in net assets resulting from stockholder distributions	(9,251,119)	(4,738,540)

Capital transactions:
Issuance of common stock for:
Interest in affiliate asset manager	—	25,560,000
Dividend reinvestment plan	394,275	280,095
Issuance of common stock for public offering	50,404,236	—
Vesting of restricted stock	—	501
Convertible Bonds Conversion	8,992,000	—
Stock based compensation	150,687	338,202
Net increase in net assets resulting from capital transactions	59,941,198	26,178,798

Net assets at beginning of period	207,875,656	180,525,941

Net assets at end of period (including undistributed net investment income of $4,380,234 in 2013 and $5,726,464 in 2012)	$274,307,840	$204,160,309

Net asset value per common share	$8.24	$7.66
Common shares outstanding at end of period	33,298,674	26,664,132

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012

OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$15,742,105	$2,194,109
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operations:
Net realized (gains) losses on investment transactions	1,645,466	(304,421)
Net change in unrealized (appreciation) depreciation on investments	(3,859,701)	7,753,413
Net accretion of discount on securities and loans	496,351	(1,005,102)
Amortization of debt issuance cost	402,169	283,105
Payment-in-kind interest income	—	(96,908)
Stock-based compensation expense	150,687	338,202
Changes in operating assets and liabilities:
Purchases of investments	(111,594,696)	(70,119,157)
Proceeds from sale and redemption of investments	50,241,800	49,804,938
Increase in interest and dividends receivable	(466,795)	(374,740)
Increase in accounts receivable	(1,091,273)	(1,145,165)
Decrease in time deposits	1,942,834	—
Increase in other assets	(7,197,635)	(247,782)
Decrease in due from affiliates	—	3,126
Decrease in accounts payable and accrued expenses	111,180	(167,548)
Net cash used in by operating activities	(53,477,508)	(13,083,930)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,404,236	—
Dividends paid in cash	(16,260,229)	(8,537,984)
Proceeds from issuance of debt	105,250,000	22,500,000
Cash paid on repayment of debt	—	(1,000,000)
Increase in restricted cash	(78,985,473)	(815,478)

Net cash provided by (used in) financing activities	60,408,534	12,146,538

CHANGE IN CASH	6,931,026	(937,392)
CASH, BEGINNING OF PERIOD	738,756	2,555,259

CASH, END OF PERIOD	$7,669,782	$1,617,867

Supplemental Information:
Interest paid during the period	$4,193,151	$2,781,731
Dividends paid during the period under the dividend reinvestment plan	$393,297	$280,596
Issuance of common stock in connection with acquisition of affiliate asset manager	$—	$25,560,000

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of June 30, 2013

(Unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[10,12] Home and Office Furnishings, Housewares, and Durable Consumer Products	First Lien Bond — 10.5% Cash, Due 6/19	$3,000,000	$2,932,604	$2,550,300

Alaska Communications Systems Holdings, Inc.[10,12] Telecommunications	Senior Secured Loan — Term Loan 6.0% Cash, Due 10/16	2,826,477	2,837,525	2,801,039

Allison Transmission, Inc.[12] Automobile	Senior Secured Loan — New Term B-2 Loan 3.2% Cash, Due 8/17	1,970,100	1,963,543	1,979,951

Alpha Topco Limited[3] Automobile	Senior Secured Loan — New Facility B (USD) 4.5% Cash, Due 4/19	3,990,000	3,993,741	3,994,988

Apria Healthcare Group Inc.[10,12] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 6.8% Cash, Due 4/20	3,000,000	3,010,929	3,008,445

Aramark Corporation[10,12] Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.8% Cash, Due 7/16	61,707	61,748	61,807

Aramark Corporation[10,12] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.8% Cash, Due 7/16	938,293	938,923	939,813

Asurion, LLC (fka Asurion Corporation)[10,12] Insurance	Senior Secured Loan — Incremental Tranche B-1 Term Loan 4.5% Cash, Due 5/19	1,990,000	2,016,406	1,973,831

Avis Budget Car Rental, LLC [12] Personal Transportation	Senior Secured Loan — New Tranche B Term Loan (2013) 3.0% Cash, Due 3/19	1,980,045	2,015,845	1,986,975

Bankruptcy Management Solutions, Inc.[10] Diversified/Conglomerate Service	Senior Secured Loan — Term B Loan (2013) 7.0% Cash, Due 6/18	727,273	727,273	724,581

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
BBB Industries, LLC[10,12] Automobile	Senior Secured Loan — Term Loan B 6.5% Cash, Due 3/19	$2,962,500	$2,947,596	$2,962,500

Berry Plastics Corporation [12] Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	1,968,504	1,949,168	1,969,183

Blue Coat Systems, Inc.[10,12] Electronics	Senior Secured Loan — New Term Loan 4.5% Cash, Due 5/19	4,000,000	4,015,000	3,988,320

Burger King Corporation[12] Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan (2012) 3.8% Cash, Due 9/19	1,637,625	1,637,968	1,650,193

Caribe Media Inc. (fka Caribe Information Investments[10] Incorporated) Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	511,876	511,876	509,623

Catalent Pharma Solutions, Inc. (f/k/a Cardinal Health 409[10], Inc.) Healthcare, Education and Childcare	Senior Secured Loan — Refinancing Dollar Term-2 (2017) 4.3% Cash, Due 9/17	3,994,987	3,992,500	3,992,590

Catalina Marketing Corporation[10,12] Diversified/Conglomerate Service	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,679,331	1,716,994

Chrysler Group LLC[10,12] Automobile	Senior Secured Loan — Term Loan B 4.3% Cash, Due 5/17	1,969,849	1,974,724	1,980,319

Clover Technologies Group, LLC (Clover Holdings Inc.)[10,12] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 7.8% Cash, Due 5/18	2,961,343	3,002,884	2,961,342

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[8,10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 11.9% PIK, Due 1/15	2,063,007	1,987,358	1,355,188

Del Monte Foods Company[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.0% Cash, Due 3/18	2,789,388	2,777,759	2,784,744

eInstruction Corporation[8,10] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	1,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
ELO Touch Solutions, Inc.[10,12] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	$1,980,000	$1,917,333	$1,881,000

Fender Musical Instruments Corporation[10,12] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Loan 5.8% Cash, Due 4/19	2,701,865	2,713,392	2,711,416

First American Payment Systems, L.P. [10] Finance	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, Due 4/19	3,000,000	2,946,512	3,001,200

First Data Corporation[10,12] Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,827,483	1,954,720

Flexera Software LLC (fka Flexera Software, Inc.)[10,12] Electronics	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,992,500	3,001,228	3,005,667

Fram Group Holdings Inc./Prestone Holdings Inc.[10,12] Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	966,900	975,151	960,258

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 10.1% Cash, Due 12/16	1,036,000	1,037,899	1,064,490

Getty Images, Inc.[10,12] Printing and Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 10/19	3,730,003	3,724,741	3,694,251

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	50,286

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 11.8% Cash, Due 6/11	2,694,857	2,624,028	107,794

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 7.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Global Tel*Link Corporation[10] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, Due 11/20	4,000,000	3,920,000	3,933,320

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Grande Communications Networks LLC[10,12] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 5/20	$4,000,000	$4,004,949	$3,987,500

Grupo HIMA San Pablo, Inc.[10] Healthcare, Education and Childcare	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, Due 1/18	2,992,500	2,937,569	3,052,350

Grupo HIMA San Pablo, Inc. [10] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	5,000,000	4,768,694	5,200,000

Gymboree Corporation., The[10,12] Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,364,947	1,372,695

Hargray Acquisition Co.,/DPC Acquisition LLC/HCP Acquisition LLC,[10,12] Broadcasting and Entertainment	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 6/19	3,000,000	2,970,000	2,970,000

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[10,12] Printing and Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, Due 5/18	3,500,000	3,465,767	3,374,385

Hunter Defense Technologies, Inc.[10] Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,038,681	3,829,630

Iasis Healthcare LLC[10] Healthcare, Education and Childcare	Senior Unsecured Bond — 8.375% - 05/2019 8.4% Cash, Due 5/19	3,000,000	2,884,958	3,067,500

International Architectural Products, Inc.[8,10] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, Due 5/15	255,127	228,563	995

Jones Stephens Corp.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	1,234,775	1,234,775	1,234,775

Jones Stephens Corp.[10,12] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	2,975,207	2,975,207	2,975,207

Key Safety Systems, Inc.[10,12] Automobile	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 5/18	2,692,152	2,678,691	2,708,978

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LBREP/L-Suncal Master I LLC[8,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	$3,345,759	$3,345,759	$303,460

LTS Buyer LLC (Sidera Networks, Inc.)[10] Telecommunications	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, Due 4/20	4,000,000	3,993,750	3,992,400

MB Aerospace ACP Holdings III Corp.[10] Aerospace and Defense	Senior Secured Loan — Term Loan 6.0% Cash , Due 5/19	4,000,000	3,960,480	4,017,520

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,801,784	1,808,862	1,814,919

Mill US Acquisition[10] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 5/20	3,000,000	3,020,000	2,985,000

Mill US Acquisition[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 4.8% Cash, Due 5/20	3,666,667	3,665,000	3,641,477

Neiman Marcus Group Inc., The[10,12] Retail Stores	Senior Secured Loan — Term Loan 4.0% Cash, Due 5/18	2,000,000	1,991,986	1,996,770

Ozburn-Hessey Holding Company LLC[10,12] Cargo Transport	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/19	3,565,914	3,550,969	3,551,437

Pegasus Solutions, Inc.[10] Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,800,922	1,800,922	953,408

Perseus Holding Corp.[10] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% Cash	400,000	400,000	1,000

PetCo Animal Supplies, Inc.[10,12] Retail Stores	Senior Secured Loan — New Loans 4.0% Cash, Due 11/17	1,989,796	1,994,574	1,992,293

Pinnacle Foods Finance LLC [12] Beverage, Food and Tobacco	Senior Secured Loan — New Term Loan G 3.3% Cash, Due 4/20	2,992,500	2,985,046	2,979,034

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
SGF Produce Holding Corp.(Frozsun, Inc.)[10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.8% Cash, Due 3/19	$2,224,569	$2,203,021	$2,224,569

SGF Produce Holding Corp.(Frozsun, Inc.)[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.8% Cash, Due 3/19	3,492,781	3,458,692	3,492,781

Spin Holdco Inc.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	1,250,000	1,248,438	1,248,438

Spin Holdco Inc.[10,12] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	2,750,000	2,749,063	2,746,563

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[10,12] Ecological	Senior Secured Loan — Term Loan 6.8% Cash, Due 6/19	3,000,000	2,970,000	2,970,000

Sun Products Corporation, The (fka Huish Detergents Inc.)[10,12] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, Due 3/20	3,990,000	3,960,075	3,960,075

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[10,12] Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	3,695,459	3,700,920	3,688,530

TRSO I, Inc.[10] Oil and Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,213,564	10,400,000

TUI University, LLC[10] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, Due 10/14	1,885,017	1,866,953	1,772,105

TWCC Holding Corp.[10] Broadcasting and Entertainment	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 12/20	1,000,000	1,005,007	1,010,000

TWCC Holding Corp.[10,12] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 3.5% Cash, Due 2/17	1,966,350	1,984,912	1,973,016

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Univar Inc.[10,12] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	$2,939,724	$2,939,892	$2,875,624

US Foods, Inc. (aka U.S. Foodservice, Inc.)[10] Personal, Food and Miscellaneous Services	Senior Secured Loan — Incremental Term Loan 4.5% Cash, Due 3/19	3,000,000	2,985,000	2,975,250

Vertafore, Inc.[10,12] Electronics	Senior Secured Loan — Term Loan (2013) 4.3% Cash, Due 10/19	1,231,141	1,228,949	1,236,374

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[10,12] Printing and Publishing	Senior Secured Loan — Term Loan 8.0% Cash, Due 12/18	2,992,500	2,935,923	2,993,697

Wholesome Sweeteners, Inc.[10] Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, 2.0% PIK, , Due 10/17	6,648,596	6,610,305	6,648,596

WireCo WorldGroup Inc.[10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Unsecured Bond — 11.8% Cash, Due 5/17	5,000,000	4,837,744	5,141,500

WireCo WorldGroup Inc.[10,12] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Unsecured Bond — 11.8% Cash, Due 5/17	3,000,000	3,090,000	3,084,900

Total Investment in Debt Securities (70% of net asset value at fair value)		$213,580,873	$211,661,173	$190,732,894

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	70,341

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Common Stock	0.8%	314,325	314,325

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6,10] Printing and Publishing	Common Stock	1.3%	359,765	612,842

Coastal Concrete Holding II, LLC[6,10] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6,10] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	1,839,049

International Architectural Products, Inc.[6,10] Mining, Steel, Iron and Non-Precious Metals	Common Stock	2.5%	292,851	1,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Perseus Holding Corp.[6,10] Leisure, Amusement, Motion Pictures, Entertainment	Common Stock	0.2%	$400,000	$1,000

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	4.6%	801,475	902,209

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock	7.8%	-	688,152

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	15.5%	2,716,618	3,063,295

TRSO II, Inc.[6,10] Oil and Gas	Common Stock	5.4%	1,500,000	1,990,094

Total Investment in Equity Securities (3% of net asset value at fair value)			$18,841,238	$9,485,307

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,774,950	$1,508,300
Katonah III, Ltd.[3,11]	Preferred Shares	23.1%	1,638,683	275,000
Katonah V, Ltd.[3,11]	Preferred Shares	16.4%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7]	Subordinated Securities	10.3%	4,506,993	1,794,645
Katonah VIII CLO Ltd[3,7]	Subordinated Securities	6.9%	3,402,805	1,693,953
Katonah IX CLO Ltd[3,7]	Preferred Shares	26.7%	2,048,387	1,152,825
Katonah X CLO Ltd [3,7]	Subordinated Securities	33.3%	11,808,757	7,248,469
Katonah 2007-I CLO Ltd.[3,7]	Preferred Shares	100.0%	31,086,319	28,839,886
Trimaran CLO IV, Ltd.[3,7]	Preferred Shares	19.0%	3,564,300	2,720,782
Trimaran CLO V, Ltd.[3,7]	Subordinate Notes	20.8%	2,725,500	2,285,013
Trimaran CLO VI, Ltd.[3,7]	Income Notes	16.2%	2,822,200	2,100,121
Trimaran CLO VII, Ltd.[3,7]	Income Notes	10.5%	3,135,000	2,665,891
Catamaran CLO 2012-1 Ltd.[3,7]	Subordinated Notes	24.9%	8,991,591	7,599,000
Catamaran CLO 2013-1 Ltd.[3,7]	Subordinated Notes	23.3%	9,008,400	8,280,000

Total Investment in CLO Equity Securities			$92,833,885	$68,164,885

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7]	Class B2L Notes Par Value of $10,500,000 Due 4/22	100%	$1,271,689	$9,300,000
Catamaran CLO 2012-1 Ltd.[3,7]	Class F Notes Par Value of $4,500,000 Due 12/23	42.9%	3,803,846	4,020,000

Total Investment in CLO Rated-Note			$5,075,535	$13,320,000

Total Investment in CLO Fund Securities (30% of net asset value at fair value)			$97,909,420	$81,484,885

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates[10]	Asset Management Company	100.0%	$83,234,131	$87,300,000

Total Investment in Asset Manager Affiliates (32% of net asset value at fair value)			$83,234,131	$87,300,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Value[2]
JP Morgan Business Money Market Account[10]	Money Market Account	0.15%	$245,882	$245,882

US Bank Money Market Account[9,10]	Money Market Account	0.40%	67,248,726	67,248,726

Total Investment in Time Deposit and Money Market Accounts (25% of net asset value at fair value)			$67,494,608	$67,494,608

Total Investments[5] (159% of net asset value at fair value)			$479,140,566	$436,497,694

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans in the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2013.
[2]	Reflects the fair market value of all investments as of June 30, 2013, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers.
[5]	The aggregate cost of investments for federal income tax purposes is approximately $479 million. The aggregate gross unrealized appreciation is approximately $16 million, the aggregate gross unrealized depreciation is approximately $59 million, and the net unrealized depreciation is approximately $43 million.
[6]	Non-income producing.
[7]	An affiliate CLO Fund is managed by the Asset Manager Affiliates (as such term is defined in the notes to the financial statements).
[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.
[10]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[11]	As of June 30, 2013, this CLO Fund Security was not providing a dividend distribution.
[12]	As of June 30, 2013, investment was held in KCAP Senior Funding I, LLC.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of December 31, 2012

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	First Lien Bond — Bond10.5% Cash, Due 6/19	$3,000,000	$2,928,762	$3,000,000

Alaska Communications Systems Holdings, Inc. [10] Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,940,000	2,952,655	2,783,196

Allison Transmission, Inc. Automobile	Senior Secured Loan — Term B-2 Loan 3.7% Cash, Due 8/17	1,980,000	1,969,312	1,995,672

Aramark Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.5% Cash, Due 7/16	61,707	61,579	61,910

Aramark Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.5% Cash, Due 7/16	938,293	936,347	941,390

Asurion, LLC (fka Asurion Corporation)[10] Insurance	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, Due 5/18	2,000,000	2,021,506	2,023,130

Avis Budget Car Rental, LLC Personal Transportation	Senior Secured Loan — Tranche C Term Loan 4.3% Cash, Due 3/19	1,985,007	2,012,685	2,005,353

Bankruptcy Management Solutions, Inc.[10] Diversified/Conglomerate Service	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,405,472	1,225,488	47,435

Bankruptcy Management Solutions, Inc.[10] Diversified/Conglomerate Service	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,439,164	1,405,984	773,551

Berry Plastics Holding Corporation Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	1,979,003	1,949,236	1,971,898

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Burger King Corporation Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan (2012) 3.8% Cash, Due 9/19	$1,645,875	$1,641,896	$1,657,297

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[10] Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	621,074	621,074	613,373

Catalina Marketing Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,672,227	1,711,140

Chrysler Group LLC[10] Automobile	Senior Secured Loan — Tranche B Term Loan 6.0% Cash, Due 5/17	1,979,899	1,979,899	2,024,724

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[8,10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 2.3% Cash, 4.8% PIK, Due 1/15	2,063,007	1,987,358	1,299,695

Del Monte Foods Company[10] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	949,124	950,905	952,237

Del Monte Foods Company[10] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	1,927,154	1,907,210	1,933,475

eInstruction Corporation[8,10] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	1,000

ELO Touch Solutions, Inc.[10] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,990,000	1,915,453	1,989,603

First American Payment Systems, L.P.[10] Finance	Junior Secured Loan — Term Loan (Second Lien 2012) 10.8% Cash, Due 4/19	3,000,000	2,941,926	2,985,000

First Data Corporation[10] Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,806,842	1,906,710

Fram Group Holdings Inc./Prestone Holdings Inc.[10] Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	989,975	996,484	991,212

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — Bond 10.1% Cash, Due 12/16	$1,036,000	$1,038,081	$1,064,490

Getty Images, Inc.[10] Printing and Publishing	Senior Secured Loan — Initial Term Loan (New) 4.8% Cash, Due 10/19	2,000,000	1,980,556	2,005,250

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	38,506

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	82,543

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Gymboree Corporation., The[10] Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,355,901	1,312,746

HMSC Corporation (aka Swett and Crawford)[10] Insurance	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,948,801	4,410,000

Hunter Defense Technologies, Inc.[10] Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,027,935	3,829,630

Iasis Healthcare LLC[10] Healthcare, Education and Childcare	Senior Unsecured Bond — Bond 8.4% Cash, Due 5/19	3,000,000	2,877,729	2,865,000

International Architectural Products, Inc.[8,10] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	507,431	480,868	263,864

Jones Stephens Corp.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,280,147	4,280,147	4,280,147

KIK Custom Products Inc.[10] Personal and Non Durable Consumer Products (Mfg. Only)	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,977,100

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LBREP/L-Suncal Master I LLC[8,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	$3,345,759	$3,345,759	$303,460

Legacy Cabinets, Inc.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	524,571	463,380	447,040

Lord & Taylor Holdings LLC (LT Propco LLC)[10] Retail Stores	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/19	430,951	439,877	436,002

Merisant Company[10] Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	4,547,032	4,538,541	4,547,032

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[10] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,825,626	1,828,589	1,838,934

Neiman Marcus Group Inc., The[10] Retail Stores	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,985,894	2,005,800

Pegasus Solutions, Inc.[10] Leisure, Amusement, Motion Pictures, Entertainment	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,691,007	1,691,007	1,671,391

Perseus Holding Corp.[10] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	400,000	400,000	371,160

PetCo Animal Supplies, Inc.[10] Retail Stores	Senior Secured Loan — New Loan 4.5% Cash, Due 11/17	2,000,000	2,000,000	2,018,220

Pinnacle Foods Finance LLC[10] Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	293,014	293,014	295,025

Pinnacle Foods Finance LLC[10] Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	1,989,975	1,988,656	2,003,636

TPF Generation Holdings, LLC[10] Utilities	Senior Secured Loan — Synthetic LC Deposit (First Lien) 2.3% Cash, Due 12/13	169,532	169,280	169,956

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
TriZetto Group, Inc. (TZ Merger Sub, Inc.)[10] Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,959,860	1,951,082	1,948,013

TRSO I, Inc.[10] Oil and Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,192,913	10,192,000

TUI University, LLC[10] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, , Due 10/14	2,051,442	2,024,477	1,751,521

TWCC Holding Corp.[10] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 4.3% Cash, Due 2/17	1,966,350	1,978,846	1,990,930

Univar Inc.[10] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,954,773	2,954,773	2,950,577

US Foods, Inc. (aka U.S. Foodservice, Inc.)[10] Personal, Food and Miscellaneous Services	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 3/17	1,978,284	1,932,524	1,983,536

Vertafore, Inc.[10] Electronics	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,237,381	1,232,977	1,250,275

Wholesome Sweeteners, Inc.[10] Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,605,857	6,715,082

WireCo WorldGroup Inc. [10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Unsecured Bond — Bond 11.8% Cash, Due 5/17	8,000,000	7,920,733	8,320,000

Total Investment in Debt Securities
(53% of net asset value at fair value)		$136,283,876	$134,377,151	$111,037,882

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	44,112

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Common Stock	1.2%	218,592	1,000

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Warrants	0.1%	-	-

Coastal Concrete Holding II, LLC[6,10] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6,10] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 6, Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	1,961,550

International Architectural Products, Inc.[6,10] Mining, Steel, Iron and Non-Precious Metals	Common Stock	2.5%	292,851	1,000

Legacy Cabinets, Inc.[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	4.0%	115,580	1,000

Perseus Holding Corp.[6,10] Leisure, Amusement, Motion Pictures, Entertainment	Common Stock	0.2%	400,000	10,930

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock	7.8%	-	644,937

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	9.0%	$3,032,596	$3,240,496

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6,10] Printing and Publishing	Common Stock	1.3%	359,764	612,691

TRSO II, Inc.[6,10] Oil and Gas	Common Stock	5.4%	1,500,000	1,500,000

Total Investment in Equity Securities
(4% of net asset value at fair value)			$18,375,587	$8,020,716

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,925,009	$3,124,924
Katonah III, Ltd.[3,11]	Preferred Shares	23.1%	2,242,014	600,000
Katonah V, Ltd.[3,11]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7]	Subordinated Securities	16.4%	4,574,393	2,120,168
Katonah VIII CLO Ltd[3,7]	Subordinated Securities	10.3%	3,450,705	2,171,998
Katonah IX CLO Ltd[3,7]	Preferred Shares	6.9%	2,082,987	1,488,895
Katonah X CLO Ltd [3,7]	Subordinated Securities	33.3%	11,934,600	9,455,511
Katonah 2007-I CLO Ltd.[3,7]	Preferred Shares	100.0%	31,189,147	30,091,886
Trimaran CLO IV, Ltd.[3,7]	Preferred Shares	19.0%	3,616,600	3,575,571
Trimaran CLO V, Ltd.[3,7]	Subordinate Notes	20.8%	2,757,100	2,930,004
Trimaran CLO VI, Ltd.[3,7]	Income Notes	16.2%	2,894,700	2,936,626
Trimaran CLO VII, Ltd.[3,7]	Income Notes	10.5%	3,146,900	3,357,924
Catamaran CLO 2012-1 Ltd.[3,7]	Subordinated Notes	24.9%	8,982,400	8,493,000

Total Investment in CLO Equity Securities			$85,116,555	$70,347,507

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7]	Class B-2L Notes Par Value of $10,500,000 5.3%, Due 4/22	100.0%	$1,252,191	$9,140,000
Catamaran CLO 2012-1 Ltd.[3,7]	Class F Notes Par Value of $4,500,000 6.8%, Due 12/23	42.9%	3,777,664	3,770,000

Total Investment in CLO Rated-Note			$5,029,855	$12,910,000

Total Investment in CLO Fund Securities (40% of net asset value at fair value)			$90,146,410	$83,257,507

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates[10]	Asset Management Company	100.0%	$83,161,529	$77,242,000

Total Investment in Asset Manager Affiliates			$83,161,529	$77,242,000
(37% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Value[2]
JP Morgan Asset Account[10]	Time Deposit	0.01%	$1,942,834	$1,942,834
JP Morgan Business Money Market Account[9,10]	Money Market Account	0.15%	195,856	195,856
US Bank Money Market Account[10]	Money Market Account	0.40%	30,347,968	30,347,968

Total Investment in Time Deposit and Money Market Accounts (16% of net asset value at fair value)			$32,486,658	$32,486,658

Total Investments[5] (150% of net asset value at fair value)			$358,547,336	$312,044,763

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2012.
[2]	Reflects the fair market value of all investments as of December 31, 2012, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers.
[5]	The aggregate cost of investments for federal income tax purposes is approximately $359 million. The aggregate gross unrealized appreciation is approximately $11 million, the aggregate gross unrealized depreciation is approximately $58 million, and the net unrealized depreciation is approximately $47 million.
[6]	Non-income producing.
[7]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.
[10]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[11]	As of December 31, 2012, this CLO Fund Security was not providing a dividend distribution.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2013	2012

Per Share Data:
Net asset value, at beginning of period	$7.85	$7.85
Net investment income[1]	0.43	0.38
Net realized gains (losses)[1] from investment transactions	(0.05)	0.01
Net change in unrealized appreciation (depreciation) on investments[1]	0.12	(0.43)
Net Income (Loss)	0.50	(0.04)
Net decrease in net assets resulting from distributions
Dividends from net investment income	(0.28)	(0.18)
Net decrease in net assets resulting from distributions	(0.28)	(0.18)
Issuance of common stock (not including dividend reinvestment plan)	0.16	-
Issuance of common stock under dividend reinvestment plan	0.01	0.01
Stock based compensation expense	-	0.02
Net increase in net assets from distributions	0.17	0.03

Net asset value, end of period	$8.24	$7.66
Total net asset value return[2]	8.4%	(0.2)%

Ratio/Supplemental Data:
Per share market value at beginning of period	$9.19	$6.31
Per share market value at end of period	$11.26	$7.26
Total market return[3]	25.5%	17.9%
Shares outstanding at end of period	33,298,674	26,664,132
Net assets at end of period	$274,307,840	$204,160,309
Portfolio turnover rate[4]	37.7%	10.9%
Average debt outstanding	$104,537,912	$67,604,396
Weighted average debt outstanding	7.8%	8.3%
Asset coverage ratio	239%	351%
Ratio of net investment income to average net assets[5]	10.9%	9.7%
Ratio of total expenses to average net assets[5]	7.3%	7.3%
Ratio of interest expense to average net assets[5]	3.6%	3.1%
Ratio of non-interest expenses to average net assets[5]	3.7%	4.2%

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

KCAP FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

KCAP Financial, Inc. (“KCAP” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company originates, structures, and invests in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies. The Company defines the middle market as comprising of companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C., a leading middle market private equity firm, in exchange for the contribution to the Company of their ownership interests in Katonah Debt Advisors, L.L.C., and related affiliates controlled by the company (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers.

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of June 30, 2013, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.7 billion of par value assets under management. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 and are managed independently from the Company by separate management teams and investment committees.

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

The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income, and asset diversification and annual distribution requirements. As a RIC, the Company generally will not have to pay corporate-level taxes on any income that it distributes in a timely manner to its stockholders.

The Company consolidated the results of KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC in its consolidated financial statements as KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC are operated solely for investment activities of the Company. The creditors of KCAP Senior Funding I, LLC have received security interests in the assets owned by KCAP Senior Funding I, LLC and such assets are not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate.

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

The financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including with respect to the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

The accompanying financial statements reflect the consolidated accounts of the Company and its special purpose financing subsidiaries, KCAP Funding, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, (see Note 4) with all significant intercompany balances eliminated. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (e.g., the Asset Manager Affiliates). The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate portfolio company investments, this guidance impacted the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate their managed CLO Funds. As a result of the consolidation of these CLOs into the Asset Manager Affiliates, the Asset Manager Affiliates qualify as a “significant subsidiary” and, as a result, the Company is required to include additional disclosures regarding the Asset Manager Affiliates in its filings with the SEC. The additional financial information regarding the Asset Manager Affiliates do not directly impact the financial position or results of operations of the Company.

In addition, Katonah 2007-I Ltd. qualifies as a “significant subsidiary” and the Company is also required to provide additional disclosures relating to it. Katonah 2007-I CLO Ltd is an exempted company incorporated in November 15, 2006 with limited liability under the laws of the Cayman Islands for the sole purpose of investing in broadly syndicated loans, high-yield bonds and other credit instruments. The fund is what is commonly known as a collateralized loan obligation fund (“CLO Fund”). The additional disclosures regarding Katonah 2007-I Ltd. do not directly impact the financial position or results of operations of the Company.

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

The FASB issued guidance that clarified and required disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy. Note 4 - Investments below reflects the amended disclosure requirements. The guidance also required that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

Since 2010, the Company engaged an independent valuation firm to provide a third-party review of the CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level 1 or Level 2 trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow model for fair value purposes and that the inputs were being employed correctly.

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter the independent valuation firm will perform third party valuations of the Company’s investments on illiquid securities such that they are reviewed at least once during a trailing 12 month period. Third party valuations were performed on approximately 5% of investments at fair value excluding our investments in the Asset Manager Affiliates and CLO Fund Securities for the three months ended June 30, 2013. These third party valuation estimates were considered as one of the relevant data inputs in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

The Board of Directors may consider other methods of valuation than those set forth below to determine the fair value of Level III investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ materially from the values that would have been used had a ready market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

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

Debt Securities. To the extent that the Company’s investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, the Company has been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments the Company owns. As a result, for most of its assets, the Company determines fair value using alternative methodologies using available market data, as adjusted, to reflect the types of assets the Company owns, their structure, qualitative and credit attributes and other asset specific characteristics.

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

CLO Fund Securities.  The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies (collectively, “CLO Fund securities”). The securities held by CLO Funds generally relate to credit instruments issued by corporations.

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

Restricted Cash. The Company defines cash as demand deposits. The Company places its cash with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2013, the Company had approximately $79 million of restricted cash, all of which related to the KCAP Senior Funding I Notes.

Time Deposits and Money Market Accounts.  Time deposits primarily represent investments of cash held in a demand deposit accounts.  Money market accounts primarily represent short term interest-bearing deposit accounts including an account that contains restricted cash held for employee flexible spending accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2013, five issuers representing less than 1% of total investments at fair value were on a non-accrual status.

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

During March 2011, the Company issued $60 million of Convertible Notes (the “Convertible Notes”) and incurred debt issuance costs of approximately $2.4 million which are being amortized over a five-year period. During October 2012, the Company issued $41.4 million of 7.375% Notes due 2019 (the “Retail Notes”) and incurred debt issuance costs of approximately $1.5 million, which are being amortized over a seven year period. At June 30, 2013, there was an unamortized debt issuance cost of approximately $2.4 million included in other assets in the accompanying balance sheet. Amortization expense related to the Convertible Notes and Retail Notes for the six months ended June 30, 2013 and 2012 was approximately $285,000 and $354,000, respectively, and is included in interest and amortization of debt issuance costs on the statement of operations.

On June 18, 2013, the Company completed the sale of notes in a $140,000,000 debt securitization financing transaction. The notes offered in this transaction (the “Notes”) were issued by KCAP Senior Funding I, LLC, a newly formed special purpose vehicle (the “Issuer”), in which KCAP Senior Funding I Holdings, LLC, a wholly-owned subsidiary of the Company (the “Depositor”), owns all of the equity, and are backed by a diversified portfolio of bank loans. The secured Notes (the “Secured Notes”) were issued as Class A-1 senior secured floating rate notes which have an initial face amount of $77,250,000; and bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.50%, Class B-1 senior secured floating rate notes which have an initial face amount of $9,000,000, bear interest at three-month LIBOR plus 3.25%, Class C-1 secured deferrable floating rate notes which have an initial face amount of $10,000,000, bear interest at three-month LIBOR plus 4.25%, and Class D-1 secured deferrable floating rate notes which have an initial face amount of $9,000,000 bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “Subordinated Notes”), which have an initial face amount of $34,750,000. The Subordinated Notes do not bear interest. Both the Secured Notes and the Subordinated Notes have a stated maturity on the payment date occurring in July, 2024 and are subject to a two year non-call period. The Issuer has a four year reinvestment period. At June 30, 2013, there were unamortized issuance costs of approximately $3.9 million and unamortized original issue discount, (“OID”) costs of approximately $3.3 million included in other assets in the accompanying balance sheet. Amortization expense for the six months ended June 30, 2013 was approximately $46,000 and $15,000, for issuance costs and OID respectively, and is included in interest and amortization of debt issuance costs on the statement of operations.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and six months ended June 30, 2013 and 2012 (unaudited):

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net increase in net assets from operations	$8,528,825	$1,617,456	$15,742,105	$2,194,109
Net decrease in net assets allocated to unvested share awards	(47,138)	(19,531)	(53,665)	(27,971)
Add: Interest on Convertible Notes	1,122,357	—	2,434,857	—
Add: Amortization of Capitalized Costs on Convertible Notes	92,360	—	198,475	—

Net increase in net assets available to common stockholders	9,696,404	1,597,925	18,321,772	2,166,138
Weighted average number of common shares outstanding for basic shares computation	33,040,155	26,633,122	31,163,596	25,451,974
Effect of dilutive securities - stock options	16,330	8,966	15,717	10,469
Effect of dilutive Convertible Notes	6,338,639	—	6,843,429	—

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	39,395,124	26,642,088	38,022,742	25,462,443

Net increase in net assets per basic common shares:
Net increase in net assets from operations	0.26	0.06	0.51	0.09
Net increase in net assets per diluted shares:
Net increase in net assets from operations	0.25	0.06	0.48	0.09

Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Grants of restricted stock awards to the Company’s employees and directors are considered participating securities when there are earnings in the period and the earnings per share calculations include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. Subsequent to June 30, 2013, 14,360 shares were issued under the Company’s Dividend Reinvestment Plan. Had these shares been issued during the quarter, their impact would have been immaterial to earning per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible debt for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible debt is considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three and six months ended June 30, 2013, the effect of the convertible debt was dilutive. For the three and six months ended June 30, 2012, the effect of the convertible debt was antidilutive.

The if-converted method of computing the dilutive effects on convertible debt assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of June 30, 2013 the conversion price of the convertible senior is approximately 123.8203 shares of our common stock per $1,000 principal amount of the conversion rate, equivalent to a conversion price of approximately $8.08 per share of the Company’s common stock. Subsequent to the reporting period, the Convertible Notes is approximately 125.0814 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.99 per share of our common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding.

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

The following table shows the Company’s portfolio by security type at June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)			December 31, 2012
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$-	$-	-%	$1,942,834	$1,942,834	1%
Money Market Account	67,494,608	67,494,608	25	30,543,824	30,543,824	15
Senior Secured Loan	143,450,925	136,475,845	50	67,874,565	60,258,885	29
Junior Secured Loan	51,226,118	38,393,950	14	49,646,273	33,486,956	17
First Lien Bond	2,932,604	2,550,300	1	2,928,762	3,000,000	1
Senior Subordinated Bond	2,838,822	2,017,899	1	2,729,088	2,735,881	1
Senior Unsecured Bond	10,812,702	11,293,900	4	10,798,463	11,185,000	5
CLO Fund Securities	97,909,419	81,484,885	30	90,146,410	83,257,507	40
Equity Securities	18,841,238	9,485,307	3	18,375,588	8,020,716	4
Preferred Stock	400,000	1,000	-	400,000	371,160	-
Asset Manager Affiliates	83,234,131	87,300,000	32	83,161,529	77,242,000	37
Total	$479,140,566	$436,497,694	160%	$358,547,336	$312,044,763	150%

¹ Calculated as a percentage of net asset value.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013 (unaudited)			December 31, 2012
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,250,122	$7,918,491	3%	$5,278,896	$3,874,742	2%
Asset Management Companies[2]	83,234,131	87,300,000	32	83,161,529	77,242,000	37
Automobile	14,533,445	14,586,994	5	4,945,695	5,011,608	2
Beverage, Food and Tobacco	26,528,685	26,571,120	10	18,112,772	18,285,421	9
Broadcasting and Entertainment	5,959,919	5,953,016	2	1,978,846	1,990,930	1
Buildings and Real Estate	18,535,511	492,555	-	18,535,511	455,524	-
Cargo Transport	3,550,969	3,551,437	1	-	-	-
Chemicals, Plastics and Rubber	2,939,892	2,875,624	1	2,954,773	2,950,577	1
CLO Fund Securities	97,909,420	81,484,885	30	90,146,410	83,257,507	40
Containers, Packaging and Glass	1,949,168	1,969,183	1	1,949,236	1,971,898	1
Diversified/Conglomerate Service	3,721,600	3,757,521	1	5,520,217	3,536,426	2
Ecological	2,970,000	2,970,000	1	-	-	-
Electronics	14,901,328	14,864,381	5	6,137,592	6,252,380	3
Finance	4,773,995	4,955,920	2	4,748,767	4,891,710	2
Healthcare, Education and Childcare	30,541,220	20,094,990	7	15,981,824	4,618,521	2
Home and Office Furnishings, Housewares, and Durable Consumer Products	14,658,179	15,408,937	6	10,820,467	11,613,621	5
Hotels, Motels, Inns, and Gaming	2,713,392	2,711,416	1	-	-	-
Insurance	2,016,406	1,973,831	1	6,970,307	6,433,130	3
Leisure, Amusement, Motion Pictures, Entertainment	2,600,922	955,408	-	2,491,007	2,053,481	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	11,415,102	11,420,638	4	11,408,091	11,581,245	6
Mining, Steel, Iron and Non-Precious Metals	521,414	1,995	-	773,718	264,864	-
Oil and Gas	11,713,564	12,390,094	4	11,692,913	11,692,000	6
Personal and Non Durable Consumer Products (Mfg. Only)	6,962,959	6,921,418	3	5,000,000	3,977,100	2
Personal, Food and Miscellaneous Services	4,622,969	4,625,442	2	3,574,421	3,640,835	2
Personal Transportation	2,015,845	1,986,975	1	2,012,685	2,005,353	1
Printing and Publishing	10,998,071	11,184,798	4	2,961,395	3,231,314	2
Retail Stores	5,351,506	5,361,758	2	5,781,672	5,772,767	3
Telecommunications	14,756,224	14,714,259	5	2,952,654	2,783,195	1
Time Deposit and Money Market Accounts	67,494,608	67,494,608	26	32,486,658	32,486,658	16
Utilities	-	-	-	169,280	169,956	-
Total	$479,140,566	$436,497,694	160%	$358,547,336	$312,044,763	150%

[1]	Calculated as a percentage of net asset value.

[2]	Represents the Asset Manager Affiliates.

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

At June 30, 2013 and December 31, 2012, approximately 20% and 27% of the Company’s investments were foreign assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 19% and 27% of its portfolio on such dates), respectively.

At June 30, 2013 and December 31, 2012, the Company’s ten largest portfolio companies represented approximately 55% and 62%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates which are its wholly owned asset manager affiliates represented 20% and 25% of the total fair value of the Company’s investments at June 30, 2013 and December 31, 2012, respectively. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 12% and 17% of the total fair value of the Company’s investments at June 30, 2013 and December 31, 2012, respectively.

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

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of June 30, 2013 and December 31, 2012, the Company had approximately $81 million and $83 million, respectively, of CLO Fund securities at fair value. The cost basis of the Company’s investment in CLO Fund securities as of June 30, 2013 was approximately $98 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $16 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2012, was approximately $90 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $7 million.

In December 2012, the Company purchased $4.5 million par value of the class F Notes and $8.9 million par value of the Subordinated Notes of Catamaran 2012-1 CLO (“Catamaran 2012-1”) managed by Trimaran Advisors. The Company purchased the class F and Subordinated Notes for 84% and 100% of the par value, respectively.

In June 2013, the Company purchased $9 million of 100% par value of the Subordinated Notes of Catamaran 2013-1 CLO (“Catamaran 2013-1”) managed by Trimaran Advisors.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly dividend distributions to the Company and are paying all senior and subordinate management fees to the Asset Manager Affiliates. With the exception of the Katonah III, Ltd. and the Katonah V, Ltd. CLO Funds, all third-party managed CLO Funds are making quarterly dividend distributions to the Company.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of June 30, 2013 (unaudited) and December 31, 2012, respectively:

As of June 30, 2013 (unaudited)
	Level I	Level II	Level III	Total
Money market account	$—	$67,494,608	$—	$67,494,608
Debt securities	—	63,989,553	126,743,341	190,732,894
CLO Fund securities	—	—	81,484,885	81,484,885
Equity securities	—	—	9,485,307	9,485,307
Asset Manager Affiliates	—	—	87,300,000	87,300,000

Total	—	131,484,161	305,013,533	436,497,694

As of December 31, 2012
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$32,486,658	$—	$32,486,658
Debt securities	—	59,172,476	51,865,406	111,037,882
CLO Fund securities	—	—	83,257,507	83,257,507
Equity securities	—	—	8,020,716	8,020,716
Asset Manager Affiliates	—	—	77,242,000	77,242,000

Total	—	91,659,134	220,385,629	312,044,763

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

Since 2010, the Company engaged an independent valuation firm to provide a third-party review of our CLO fair value model relative to its functionality, model inputs, and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

	Six Months Ended June 30, 2013 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Transfers out of Level III¹	(2,783,195)	—	—	—	(2,783,195)
Transfers into Level III²	29,939,791	—	—	—	29,939,791
Net accretion of discount	62,091	88,392	—	—	150,483
Purchases	42,163,398	9,000,000	1,128,647	—	52,292,045
Sales/Paydowns	(1,812,161)	(603,332)	(404,213)	—	(2,819,706)
Total realized gain (loss) included in earnings	20,246	—	(258,785)	—	(238,539)
Total unrealized gain (loss) included in earnings	7,287,765	(10,257,682)	998,942	10,058,000	8,087,025
Balance, June 30, 2013	$126,743,341	$81,484,885	$9,485,307	$87,300,000	$305,013,533
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$7,287,765	(10,257,682)	998,942	10,058,000	8,087,025

1 The transfers to Level II from Level III in the six months ended June 30, 2013 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and/or broker dealers as a result of the return of liquidity in the credit markets.

2 Transfers into Level III represent a transfer of $29,939,791 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2013.

	Year Ended December 31, 2012
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2011	$83,094,677	$48,438,317	$6,040,895	$40,814,000	$178,387,889
Transfers out of Level III[1]	(5,611,522)	—	—	—	(5,611,522)
Transfers into Level III[2]	5,978,696	—	—	—	5,978,696
Net accretion of discount	96,275	1,137,344	—	—	1,233,619
Purchases	24,076,063	24,715,500	1,815,978	13,263,228	63,870,769
Sales/Paydowns	(34,476,308)	(2,234,916)	—	—	(36,711,224)
Total realized gain included in earnings	467,320	—	—	—	467,320
Total unrealized gain (loss) included in earnings	(21,759,795)	11,201,262	163,843	(2,395,228)	(12,789,918)
Issuance of Common Stock	—	—	—	25,560,000	25,560,000
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,246,695)	11,908,905	163,843	(2,880,201)	945,852

[1] Transfers out of Level III represent a transfer of $5,611,522 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2013.

[2] Transfers into Level III represent a transfer of $5,978,696 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2012.

As of June 30, 2013, the Company’s Level II portfolio investments were valued by a third party pricing service for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $131,484,161 as of June 30, 2013.

As of June 30, 2013, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 4,859,898	Enterprise Value	Average EBITDA Multiple	7.8x - 25.5x (17.4x)
	$ 57,009,357	Income Approach	Market Yield	3.7% - 11.9% (6.1%)
	$ 64,380,536	Market Approach	Third Party Bid	95 - 101 (99)
	$ 190,090	Options Value	Qualitative Inputs [1]
	$ 303,460	Recovery Approach	Qualitative Inputs [1]
Equity Securities	$ 9,165,982	Enterprise Value	Average EBITDA Multiple	4.5x - 6.9x (6.2x)
	$ 314,325	Market Approach	Transaction Price
	$ 5,000	Options Value	Qualitative Inputs [1]
CLO Fund Securities	$ 61,585,885	Discounted Cash Flow	Discount Rate	7.5% - 14.0% (13.0%)
			Probability of Default	1.00% - 2.50% (1.47%-2.18%) [2]
			Loss Severity	30% - 40% (31%-36%) [2]
			Recovery Rate	60% - 70% (64%-69%) [2]
			Prepayment Rate	25%
	$ 19,899,000	Market Approach	Third Party Bid	85-92
Asset Manager Affiliates	$ 87,300,000	Discounted Cash Flow	Discount Rate	1.76% - 11.86% (7.96%) [2]
Total Level III Investments	$ 305,013,533

1 The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

2 The Range of Inputs (Weighted Average) for the CLO Fund Securities is a result of the range of significant unobservable inputs used over the multi-period cash flows.

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

5. ASSET MANAGER AFFILIATES

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2013, Asset Manager Affiliates had approximately $3.7 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates was valued at approximately $87 million.

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

The revenue that the Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses associated with their operations, including compensation of their employees, may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as “dividends from affiliate asset managers” and are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on the Company’s statement of operations. For the six months ended June 30, 2013, the Asset Manager Affiliates made distributions of $6.3 million to the Company. For the six months ended June 30, 2012, the Asset Manager Affiliates made distributions of $2.03 million to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on the Company’s statement of operations.

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily based on an analysis of both a percentage of their assets under management and the Asset Manager Affiliates’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology. For the six months ended June 30, 2013 the Asset Manager Affiliates had an increase in unrealized appreciation of approximately $10 million.

Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to the Asset Manager Affiliates which had previously not been required, as its provisions require the Asset Manager Affiliates to consolidate certain of their managed CLO Funds that were not previously consolidated. As a result of the consolidation of these CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring the following additional disclosures. In addition, Katonah 2007-I CLO qualifies as a “significant subsidiary” of the Company and the Company is also required to make the additional disclosures about it below. These disclosures regarding the Asset Manager Affiliates and Katonah 2007-I CLO do not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2013	December 31, 2012
Investments of CLO Funds, at fair value	$3,142,614,333	$3,255,805,442
Restricted cash of CLO Funds	584,223,959	53,322,266
Total assets	3,788,771,911	3,847,297,787
CLO Fund liabilities at fair value	3,527,546,449	3,459,529,711
Total liabilities	3,753,324,641	3,698,915,974
Appropriated retained earnings of consolidated VIEs	(14,228,077)	104,870,995

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income - investments of CLO Funds	$30,590,388	$31,546,365	$63,857,815	$61,311,055
Total income	34,157,203	34,461,811	70,468,474	66,457,780
Interest expense of CLO Fund liabilities	27,448,332	27,730,344	57,220,417	58,271,673
Total expenses	39,698,341	32,418,761	74,542,565	67,005,566
Net realized and unrealized gains (losses)	95,000,154	180,512,853	85,521,217	174,285,895
Net income (loss) attributable to noncontrolling interests in consolidated consolidated Variable Interest Entities	87,206,075	182,189,641	78,034,934	173,573,693
Net income (loss) attributable to Asset Manager Affiliates	2,252,941	324,375	3,015,589	(55,646)

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2013	December 31, 2012
Total investments at fair value	$317,943,927	$310,402,779
Cash	10,580,512	13,018,610
Total assets	329,207,644	324,159,013
CLO Debt at fair value	314,410,321	310,470,318
Total liabilities	324,975,990	315,824,162
Total Net Assets	4,231,654	8,334,851

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income from investments	$3,090,911	$3,211,588	$6,316,598	$6,316,842
Total income	3,378,618	3,352,203	6,765,226	6,627,337
Interest expense	2,849,391	2,806,337	5,843,283	5,500,757
Total expenses	3,213,437	3,049,470	6,484,434	6,139,914
Net realized and unrealized gains (losses)	(2,624,539)	1,323,633	(4,383,989)	(1,950,228)
Decrease in net assets resulting from operations	(2,459,358)	1,626,366	(4,103,197)	(1,462,805)

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

At June 30, 2013 there were no intercompany balances between the Company and its Asset Manager Affiliates.

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

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At June 30, 2013, there was no amount outstanding under the Trimaran Credit Facility.

For the six months ended June 30, 2013 the Company recognized interest income related to the Senior Credit Facility of $660,000.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2013 (unaudited)	As of December 31, 2012

Convertible Notes, due March 15, 2016	$51,008,000	$60,000,000
Retail Notes, due September 30, 2019	$41,400,000	$41,400,000
KCAP Senior Funding I, LLC	$105,250,000	—

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June, 2013 were 5.16% and 7.88 years, respectively, and as of December 31, 2012 were 8.19% and 4.68 years, respectively.

Convertible Notes

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible notes due March 2016 (“Convertible Notes”). On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Notes for a total of $60 million in aggregate principal amount. The net proceeds from the sale of the Convertible Notes, following underwriting expenses, were approximately $57.7 million. Interest on the Convertible Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011. The Convertible Notes mature on March 15, 2016 unless converted earlier. The Convertible Notes are senior unsecured obligations of the Company.

The Convertible Notes are convertible into shares of Company’s common stock. As of June 30, 2013 the conversion rate was 123.8203 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $8.08 per share of common stock. The conversion rate is subject to adjustment upon certain events. Subsequent to the reporting period, the conversion rate is approximately 125.0814 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.99 per share of common stock. Upon conversion, the Company would issue the full amount of common stock and retire the full amount of debt outstanding.

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Convertible Senior Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes.

No holder of Convertible Notes will be entitled to receive shares of the Company’s common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of the Company’s common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. At June 30, 2013, the Company was in compliance with all of its debt covenants.

Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Convertible Notes upon a fundamental change at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, in the case of certain fundamental changes and without duplication of the foregoing amount, the Company will also pay holders an amount in cash (or, in certain circumstances, shares of the Company’s common stock) equal to the present value of the remaining interest payments on such notes through, and including, the maturity date.

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the facility on an effective yield method, of which approximately $1.4 million remains to be amortized. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Senior Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At June 30, 2013, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The fair value of the Company’s outstanding Convertible Notes was approximately $71.6 million at June 30, 2013. The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Notes.

Retail Notes

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Retail Notes due 2019. The net proceeds for the Retail Notes, following underwriting expenses, were approximately $39.9 million. Interest on the Retail Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The Notes mature on September, 30, 2019. The Retail Notes are senior unsecured obligations of the Company. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the Retail Notes, the Company is limited in its ability to make distributions in certain circumstances. At June 30, 2013, the Company was in compliance with all of its debt covenants.

In connection with the issuance of the Retail Notes, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.4 million remains to be amortized.

Fair Value of Retail Notes.  The Retail Notes were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding Retail Notes was approximately $42 million at June 30, 2013. The fair value was determined based on the average of indicative bid and offer pricing for the Retail Notes.

The Facility

In February 2012, we entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of ours, under which we may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is LIBOR + 300 basis points and payable quarterly. As of June 30, 2013, there were no amounts outstanding under the Facility and the Company was in compliance with all of its debt covenants.

KCAP Senior Funding I, LLC (Debt Securitization).

On June 18, 2013, Company completed the sale of notes in a $140,000,000 debt securitization financing transaction. The notes offered in this transaction (the “Senior Funding I Notes”) were issued by KCAP Senior Funding I, LLC, a newly formed special purpose vehicle (the “Issuer”), in which KCAP Senior Funding I Holdings, LLC, a wholly-owned subsidiary of the Company (the “Depositor”), owns all of the equity, and are backed by a diversified portfolio of bank loans.

The secured notes (the “Senior Funding I Secured Notes”) were issued as Class A-1 senior secured floating rate notes which have an initial face amount of $77,250,000, are rated AAA ( sf )/Aaa ( sf ) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.50%, Class B-1 senior secured floating rate notes which have an initial face amount of $9,000,000, are rated AA ( sf )/Aa2 ( sf ) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 3.25%, Class C-1 secured deferrable floating rate notes which have an initial face amount of $10,000,000, are rated A ( sf )/A2 ( sf ) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D-1 secured deferrable floating rate notes which have an initial face amount of $9,000,000, are rated BBB ( sf )/Baa2 ( sf ) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “Senior Funding I Subordinated Notes”), which have an initial face amount of $34,750,000. The Senior Funding I Subordinated Notes do not bear interest and are not rated. Both the Senior Funding I Secured Notes and the Senior Funding I Subordinated Notes have a stated maturity on the payment date occurring in July, 2024, and are subject to a two year non-call period. The Issuer has a four year reinvestment period.

As part of this transaction, the Company entered into a master loan sale agreement with the Depositor and the Issuer under which the Company sold or contributed certain bank loans to the Depositor, and the Depositor sold such loans to the Issuer in exchange for a combination of cash and the issuance of the Senior Funding I Subordinated Notes to the Depositor.

In connection with the issuance and sale of the Senior Funding I Notes, the Company has made customary representations, warranties and covenants in the purchase agreement by and between the Company, the Depositor, the Issuer and Guggenheim Securities, LLC, which served as the initial purchaser of the Senior Funding I Secured Notes. The Senior Funding I Secured Notes are the secured obligations of the Issuer, and an indenture governing the Senior Funding I Notes includes customary covenants and events of default. The Senior Funding I Notes were sold in a private placement transaction and have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company will serve as collateral manager to the Issuer under a collateral management agreement, which contains customary representations, warranties and covenants. Under the collateral management agreement, the Company will perform certain investment management functions, including supervising and directing the investment and reinvestment of the Issuer’s assets, as well as perform certain administrative and advisory functions.

In addition, because each is a consolidated subsidiary, we did not recognize any gain or loss on the transfer of any of our portfolio assets to such vehicles in connection with the issuance and sale of the Senior Funding I Notes.

As of June 30, 2013, there were 44 investments in portfolio companies with a total fair value of approximately $111.9 million, collateralizing the secured notes of the Issuer. At June 30, 2013, there were unamortized issuance costs of approximately $3.9 million and unamortized original issue discount, (“OID”) costs of approximately $3.3 million included in other assets in the accompanying balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period ended June 30, 2013, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $155,000 consisting of stated interest expense of approximately $97,000, accreted discount of approximately $19,000 and deferred debt issuance costs of approximately $46,000. Effective June 18, 2013 and as of June 30, 2013 the interest charged under the securitization was based on an initial LIBOR, which was 0.32%. The classes, interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense

KCAP Senior Funding LLC Class A-1 Notes	1.82%	150	$50,854
KCAP Senior Funding LLC Class B-1 Notes	3.57%	325	11,612
KCAP Senior Funding LLC Class C-1 Notes	4.57%	425	16,514
KCAP Senior Funding LLC Class D-1 Notes	5.57%	525	18,112
Total			$97,091

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, and D-1 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 77,250,000	$9,000,000	$10,000,000	$9,000,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A-1, B-1, C-1 and D-1 Notes are as follows:

	As of
	June 30, 2013 (unaudited)
	Principal Amount	Carrying Value	Fair Value

KCAP Senior Funding LLC Class A-1 Notes	$77,250,000	$75,056,666	$75,056,666
KCAP Senior Funding LLC Class B-1 Notes	9,000,000	8,678,336	8,678,336
KCAP Senior Funding LLC Class C-1 Notes	10,000,000	9,586,630	9,586,630
KCAP Senior Funding LLC Class D-1 Notes	9,000,000	8,632,894	8,632,894
Total	$105,250,000	$101,954,526	$101,954,526

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

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2013:

Six Months Ended
June 30, 2013
(unaudited)

Net increase in net assets resulting from operations	$15,742,105
Net change in unrealized (appreciation) depreciation from investments	3,859,701
Excess capital losses over capital gains	(1,645,466)
Income not on GAAP books currently taxable	93,323
Income not currently taxable	(36,720)
Expenses not currently deductible	40,609

Taxable income before deductions for distributions	$18,053,552

Taxable income before deductions for distributions per weighted average shares for the period	$0.58

For the quarter ended June 30, 2013, the Company declared a dividend on June 17, 2013 of $0.28 per share for a total of approximately $9.2 million. The record date was July 5, 2013 and the dividend was distributed on July 26, 2013.

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

At June 30, 2013, the Company had a net capital loss carryforward of approximately $52 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2013, the Company had an undrawn commitment of $23 million relating to the Trimaran Credit Facility, which currently earns 50 basis point per year. As of December 31, 2012, the Company committed to make no investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company issued 37,932 and 76,208 shares, respectively, of common stock under its dividend reinvestment plan. For the six months ended June 30, 2013, the Company issued 245,741 shares of restricted stock, no shares were forfeited and 5,000 shares of restricted stock were vested. For the year ended December 31, 2012, the Company issued 34,757 shares of restricted stock, 232,768 shares were forfeited and 97,071 shares vested. The total number of shares of the Company’s common stock issued and outstanding as of June 30, 2013 and December 31, 2012 was 33,298,674 and 26,470,408, respectively.

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

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2012 through June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2012	60,000	$7.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2012	60,000	$7.24	6.5	$172,400
Granted	—	—
Exercised	(10,000)	—
Forfeited	—	—
Outstanding at June 30, 2013	50,000	$7.72	5.9	$235,600

Total vested at June 30, 2013	50,000	$7.72	5.9

[1]	Represents the difference between the market value of shares of the Company upon exercise of the options at June 30, 2013 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the six months ended June 30, 2013 and 2012, the Company recognized no non-cash compensation expense related to stock options. At June 30, 2013, the Company had no remaining compensation cost related to unvested stock option-based awards.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of June 30, 2013, 233,998 of such shares were vested and converted to common shares. The remaining 25,002 shares have been forfeited.

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

On May 5, 2013, the Company’s Board of Directors approved the grant of 240,741 shares of restricted stock to the employees of the Company as partial compensation for their services. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

On June 14, 2013, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors. Such awards of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

During the six months ended June 30, 2013, 5,000 shares of restricted stock had vested. As of June 30, 2013, after giving effect to these restricted stock awards, there were 272,998 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2012 through June 30, 2013 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at January 01, 2012	327,339	$6.46
Granted	34,757	$6.66
Vested	(97,071)	$9.08
Forfeited	(232,768)	$5.37
Unvested shares outstanding at December 31, 2012	32,257	$6.69
Granted	245,741	$10.79
Vested	(5,000)	$8.25
Forfeited	—	$—
Outstanding at June 30, 2013	272,998	$10.35

Total non-vested shares at June 30, 2013	272,998	$10.35

For the six months ended June 30, 2013, non-cash compensation expense related to restricted stock was approximately $151,000; of this amount approximately $82,000 was expensed at the Company, and approximately $69,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2012, non-cash compensation expense related to restricted stock was approximately $339,000; of this amount approximately $329,000 was expensed at the Company and approximately $10,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2013, the company had approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 3.7 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the $250,000 maximum eligible compensation, which fully vest at the time of contribution. For the six months ended June 30, 2013 and 2012, the Company made contributions to the 401K Plan of approximately $22,000 and $34,000, respectively.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the six months ended June 30, 2013, the Company made a contribution of approximately $90,000 to the Profit-Sharing Plan and a contribution of $70,000 to the Profit Sharing Plan Plan for the six months ended June 30, 2012.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the Balance Sheet date of June 30, 2013 for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “KCAP Financial,” “Company,” “we,” “us,” and “our” refer to KCAP Financial, Inc., and its wholly-owned subsidiaries.

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

Katonah Debt Advisors, a registered investment adviser, is a wholly-owned portfolio company of the Company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, we purchased Trimaran Advisors, a registered investment adviser and CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of our common stock. Contemporaneously with the acquisition of Trimaran Advisors, we acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of June 30, 2013, Katonah Debt Advisors and Trimaran Advisors are our only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and collectively have approximately $3.7 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from us by separate management teams and investment committees.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at June 30, 2013 was $8.24. On June 28, 2013, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $11.26.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value per share was $8.24 and $7.85 as of June 30, 2013 and December 31, 2012, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholder’s equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities. The table below sets forth information relating to our net asset value and net asset value per share.

	June 30, 2013 (unaudited)		December 31, 2012
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$—	$-	$1,942,834	$0.07
Investments in money market accounts	67,494,608	2.03	30,543,824	1.15
Investments in debt securities	190,732,894	5.73	111,037,882	4.19
Investments in CLO Fund securities	81,484,885	2.45	83,257,507	3.15
Investments in equity securities	9,485,307	0.28	8,020,716	0.30
Investments in Asset Manager Affiliates	87,300,000	2.62	77,242,000	2.92
Cash	7,669,782	0.23	738,756	0.03
Restricted Cash	78,985,473	2.37	—	-
Other assets	18,345,539	0.55	6,476,954	0.24

Total Assets	$541,498,488	$16.26	$319,260,473	$12.06

Convertible Notes	$51,008,000	$1.53	$60,000,000	$2.27
Retail Notes	41,400,000	1.24	41,400,000	1.56
KCAP Senior Funding I, LLC	105,250,000	3.16	—	-
Payable for open trades	66,840,035	2.01	—	-
Other liabilities	2,692,613	0.08	9,984,814	0.38

Total Liabilities	$267,190,648	$8.02	$111,384,814	$4.21

NET ASSET VALUE	$274,307,840	$8.24	$207,875,659	$7.85

¹	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America ("GAAP"). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of net asset value and individual investors may weight certain balance sheet items differently in performing an analysis of the Company.

Investment Portfolio Summary Attributes as of and for the Six Months ended June 30, 2013

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investments in the Asset Manager Affiliates. We also have investments in equity securities of approximately $9 million, which comprises approximately 2% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Securities” for a more detailed description) as of and for the six months ended June 30, 2013:

Debt Securities

•	represent approximately 44% of investment assets;
•	represent credit instruments issued by corporate borrowers;
•	primarily senior secured and junior secured loans (72% and 20% of debt securities, respectively);
•	spread across 26 different industries and 67 different entities;
•	average balance per investment of approximately $2.8 million;
•	all but five issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and
•	weighted average interest rate of 6.8% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to June 30, 2013 unless otherwise specified)

•	represent approximately 19% of investment assets at June 30, 2013;
•	84% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 16% of CLO Fund securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	16 different CLO Fund securities; 13 of such CLO Fund securities are managed by our Asset Manager Affiliates; and
•	two CLO Fund securities, not managed by our Asset Manager Affiliates, representing a fair value of $276,000, are not currently providing a dividend payment to the Company.

Asset Manager Affiliates

•	represent approximately 20% of fair value of investment assets;
•	have approximately $3.7 billion of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive fee provided that the CLO Fund achieves a minimum designated return on investment;
•	dividends paid by our Asset Manager Affiliates are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend;
•	for the six months ended June 30, 2013, our Asset Manager Affiliates had EBITDA of approximately $5.2 million; and
•	for the six months ended June 30, 2013, our Asset Manager Affiliates made a distribution of $6.3 million to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Dividends and Interest from Investments in CLO Fund Securities. We generate dividend and interest income from our investments in the securities of CLO Funds (typically preferred shares or subordinated securities) managed by our Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by its Asset Manager Affiliates as “CLO Fund securities managed by affiliates.” in its financial statements. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us.

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

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and, with respect to certain of our borrowings, the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in net assets resulting from operations before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2013, net investment income and net realized gains were approximately $5 million, or $0.15 per share. For the three months ended June 30, 2012, net investment income and net realized gains were approximately $6 million or $0.23 per share.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three and six months ended June 30, 2013, the Company’s investments had a net increase in unrealized appreciation of approximately $3.5 million and $3.9 million, respectively. During the three and six months ended June 30, 2012, the Company’s investments had a net increase in unrealized depreciation of approximately $4 million and $8 million, respectively.

The net increase in unrealized appreciation of approximately $3.5 million for the three months ended June 30, 2013 is primarily due to (i) an approximate $1.2 million net increase in the unrealized appreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net decrease of approximately $4.6 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate increase of $6.9 million in the unrealized depreciation of our Asset Manager Affiliates.

The net increase in unrealized appreciation of approximately $3.9 million for the six months ended June 30, 2013 is primarily due to (i) an approximate $3.4 million net increase in the unrealized depreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net decrease of approximately $9.5 in the unrealized appreciation of CLO Fund securities; and (iii) an approximate increase of $10 million in the unrealized depreciation of our Asset Manager Affiliates.

Net Change in Net Assets Resulting From Operations

The net change in net assets resulting from operations for the three months ended June 30, 2013 and 2012 was an increase of approximately $8.5 million and $1.6 million, respectively, or $0.26 and $0.06 per share, respectively. The net change in net assets resulting from operations for the six months ended June 30, 2013 and 2012 was an increase of approximately $15.7 million and $2.1 million, respectively, or $0.51 and $0.09 per share, respectively.

Dividends

For the three months ended June 30, 2013, we declared a $0.28 dividend per share. As a result, there was a dividend distribution of approximately $9.2 million for the second quarter declaration, which was booked in the third quarter. We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary net taxable income for the calendar year;
•	98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and
•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

The amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of distributable income for tax purposes. Generally, we seek to fund our dividends from current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the quarterly dividends declared by us since the most recent completed calendar year, which represent an amount equal to our estimated net investment income for the specified quarter, including income distributed from the Asset Manager Affiliates received by the Company, if any, plus a portion of any prior year undistributed amounts of net investment income distributed in subsequent years:

	Dividend	Declaration Date	Record Date	Pay Date
2013:
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013

Total declared in 2013	$0.56

2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012

Total declared in 2012	$0.94

Due to our ownership of our Asset Manager Affiliates and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the six months ended June 30, 2013, our Asset Manager Affiliates had approximately $5.2 million of EBITDA and made a distribution of $6.3 million to us. For the six months ended June 30, 2012, our Asset Manager Affiliates earned approximately $1.3 million of EBITDA and made a distribution of $2.0 million to us. Dividends are recorded as declared (where declaration date represents ex-dividend date) by our Asset Manager Affiliates as income on our statement of operations. It is anticipated that our Asset Manager Affiliates will make further dividend distributions to us during 2013.

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

The following table shows the Company’s portfolio by security type at June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)			December 31, 2012
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$-	$-	-%	$1,942,834	$1,942,834	1%
Money Market Account	67,494,608	67,494,608	25	30,543,824	30,543,824	15
Senior Secured Loan	143,450,925	136,475,845	50	67,874,565	60,258,885	29
Junior Secured Loan	51,226,118	38,393,950	14	49,646,273	33,486,956	17
First Lien Bond	2,932,604	2,550,300	1	2,928,762	3,000,000	1
Senior Subordinated Bond	2,838,822	2,017,899	1	2,729,088	2,735,881	1
Senior Unsecured Bond	10,812,702	11,293,900	4	10,798,463	11,185,000	5
CLO Fund Securities	97,909,419	81,484,885	30	90,146,410	83,257,507	40
Equity Securities	18,841,238	9,485,307	3	18,375,588	8,020,716	4
Preferred Stock	400,000	1,000	-	400,000	371,160	-
Asset Manager Affiliates	83,234,131	87,300,000	32	83,161,529	77,242,000	37

Total	$479,140,566	$436,497,694	160%	$358,547,336	$312,044,763	150%

¹	Calculated as a percentage of net asset value.

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

At June 30, 2013 and December 31, 2012, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 6.8% and 7.5%, respectively.

The investment portfolio (excluding the Company’s investments in its Asset Manager Affiliates and CLO Funds) at June 30, 2013 was spread across 26 different industries and 69 different entities with an average balance per entity of approximately $2.8 million. As of June 30, 2013, all but five of our issuers (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by our Asset Manager Affiliates consist almost exclusively of credit instruments issued by corporations.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds or, distressed debt or equity securities of public companies. At June 30, 2013, approximately 18.3% of our total assets were invested in such assets.

At June 30, 2013, our ten largest portfolio companies represented approximately 55% of the total fair value of our investments. Our largest investment is comprised of our wholly-owned Asset Manager Affiliates and represented 20% of the total fair value of our investments. Excluding our Asset Manager Affiliates and CLO Fund securities, our ten largest portfolio companies represent approximately 12% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2013, we had approximately $81 million invested in CLO Fund securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund investments as of June 30, 2013 and December 31, 2012 are as follows:

			June 30, 2013 (unaudited)		December 31, 2012
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,774,950	$1,508,300	$4,925,009	$3,124,924
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,638,683	275,000	2,242,014	600,000
Katonah V, Ltd.[3]	Preferred Shares	16.4	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	10.3	4,506,993	1,794,645	4,574,393	2,120,168
Katonah VIII CLO Ltd.[2]	Subordinated Securities	6.9	3,402,805	1,693,953	3,450,705	2,171,998
Katonah IX CLO Ltd.[2]	Preferred Shares	26.7	2,048,387	1,152,825	2,082,987	1,488,895
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,808,757	7,248,469	11,934,600	9,455,511
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	31,086,319	28,839,886	31,189,147	30,091,886
Katonah 2007-I CLO Ltd.[2]	Class B-2L Notes	100.0	1,271,689	9,300,000	1,252,191	9,140,000
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	3,564,300	2,720,782	3,616,600	3,575,571
Trimaran CLO V, Ltd.[2]	Subordinated Notes	20.8	2,725,500	2,285,013	2,757,100	2,930,004
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	2,822,200	2,100,121	2,894,700	2,936,626
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	3,135,000	2,665,891	3,146,900	3,357,924
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	8,991,591	7,599,000	8,982,400	8,493,000
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	42.9	3,803,846	4,020,000	3,777,664	3,770,000
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	9,008,400	8,280,000	—	—

Total			$97,909,420	$81,484,885	$90,146,410	$83,257,507

¹ Represents percentage of class held.

² An affiliate CLO Fund managed by an Asset Manager Affiliate.

³ As of June 30, 2013, this CLO Fund security was not providing a dividend distribution.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of June 30, 2013:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.[2]	261	215	32	$837,991	$1,017,282
Katonah III, Ltd.[2]	6	3	3	37,182	74,364
Katonah V, Ltd.[2]	51	17	12	248,402	745,205
Katonah VII CLO Ltd.	75	68	23	1,971,802	2,174,781
Katonah VIII CLO Ltd.	84	94	25	2,596,567	2,320,337
Katonah IX CLO Ltd.	167	117	24	1,870,083	2,669,264
Katonah X CLO Ltd.	228	181	28	2,056,667	2,590,719
Katonah 2007-I CLO Ltd.	190	155	27	1,592,496	1,952,092
Trimaran CLO IV, Ltd.	62	55	18	2,911,106	3,281,610
Trimaran CLO V, Ltd.	104	88	22	2,167,624	2,561,738
Trimaran CLO VI, Ltd.	106	89	20	1,857,266	2,212,024
Trimaran CLO VII, Ltd.	161	136	25	2,792,807	3,306,190
Catamaran 2012-1 CLO Ltd.	155	142	26	2,506,438	2,735,901
Catamaran 2013-1 CLO Ltd.	143	134	31	2,489,536	2,656,744

¹ All data from most recent Trustee reports as of June 30, 2013.

² Managed by non-affiliates as of June 30, 2013.

All CLO Funds managed by Asset Manager Affiliates are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to our Asset Manager Affiliates. With the exception of the Katonah III, Ltd. CLO Fund and the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Asset Manager Affiliates

Our Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist exclusively of credit instruments issued by corporations. As of June 30, 2013, our Asset Manager Affiliates had approximately $3.7 billion of par value of assets under management on which they earn management fees, and were valued at approximately $87 million.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2013 (unaudited) and for the year ended December 31, 2012 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2011	$114,673,506	$48,438,317	$6,040,895	$40,814,000	$209,966,718
2012 Activity:
Purchases / originations /draws	$107,417,624	$24,715,500	$1,815,978	$38,823,228	$172,772,330
Pay-downs / pay-offs / sales	(104,504,327)	(2,234,916)	—	—	(106,739,243)
Net accretion of interest	385,590	1,137,344	—	—	1,522,934
Net realized losses	(3,232,975)	—	—	—	(3,232,975)
Increase (decrease) in fair value	(3,701,536)	11,201,262	163,843	(2,395,228)	5,268,341

Fair Value at December 31, 2012	111,037,882	83,257,507	8,020,716	77,242,000	279,558,105
Year to Date 2013 Activity:
Purchases / originations /draws	212,321,168	9,000,000	1,128,647	—	222,449,815
Pay-downs / pay-offs / sales	(133,897,690)	(603,332)	(404,212)	—	(134,905,234)
Net accretion of interest	247,223	88,392	—	—	335,615
Net realized losses	(1,386,681)	(722,051)	(258,785)	72,601	(2,294,916)
Increase (decrease) in fair value	2,410,992	(9,535,631)	998,941	9,985,399	3,859,701

Fair Value at June 30, 2013	$190,732,894	$81,484,885	$9,485,307	$87,300,000	$369,003,086

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2013 and 2012.

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

Investment income for the three months ended June 30, 2013 and 2012 was approximately $11 million and $9 million, respectively. Of these amounts, approximately $3.0 million and $2.7 million was attributable to interest income on our loan and bond investments, respectively. For the three months ended June 30, 2013 and 2012, approximately $5 million and $5 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

Investment income for the six months ended June 30, 2013 and 2012 was approximately $23 million and $17 million, respectively. Of these amounts, approximately $5 million and $5 million was attributable to interest income on our loan and bond investments, respectively. For the six months ended June 30, 2013 and 2012, approximately $11 million and $10 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

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

As of June 30, 2013, our investment in the Asset Manager Affiliates was valued at approximately $87 million. For the three months ended June 30, 2013 and 2012, our Asset Manager Affiliates had EBITDA of approximately $3.2 million and $1.3 million, respectively. For the six months ended June 30, 2013 and 2012, our Asset Manager Affiliates had EBITDA of approximately $5.2 million and $1.3 million, respectively. For the three months ended June 30, 2013 and 2012, our Asset Manager Affiliates made distributions of income of $3.3 million and $1.2 million, respectively. For the six months ended June 30, 2013 and 2012, our Asset Manager Affiliates made distributions of income of $6.3 million and $2.03 million, respectively. The distributions from our Asset Manager Affiliates in 2013 represent a portion of the expected net income for our Asset Manager Affiliates for the year ending December 31, 2013.

Expenses

Total expenses for the six months ended June 30, 2013 and 2012 were approximately $9 million and $7 million, respectively. Interest expense and amortization on debt issuance costs for the periods, which includes facility and program fees on the unused loan balance, were approximately $5 million and $3 million, respectively, on average debt outstanding of $105 million and $68 million, respectively. Approximately $2 million and $2 million of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the six months ended June 30, 2012, other expenses included approximately $757,000 for professional fees, insurance, administrative and other. For the six months ended June 30, 2013 and 2012, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $513,000 and $369,000, respectively. Total expenses for the three months ended June 30, 2013 and 2012 were approximately $5 million and $3 million, respectively. Interest expense and amortization on debt issuance costs for the periods, which includes facility and program fees on the unused loan balance, were approximately $2 million and $2 million, respectively, on average debt outstanding of $96 million and $75 million, respectively. Approximately $1 million and $1 million of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended June 30, 2013 and 2012, respectively.

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

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2013, our total investments had an increase in net unrealized appreciation of approximately $1.9 million. During the three months ended June 30, 2012, our total investments had an increase in net unrealized depreciation of approximately $4.4 million. For the three months ended June 30, 2013, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $6.9 million. For the three months ended June 30, 2012, our Asset Manager Affiliates had a decrease in net unrealized appreciation of approximately $1.7 million. For the three months ended June 30, 2013, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net decrease in unrealized appreciation due to fair value adjustments of approximately $3.4 million. For the three months ended June 30, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $2.7 million.

During the six months ended June 30, 2013, our total investments had an increase in net unrealized appreciation of approximately $2.2 million. During the six months ended June 30, 2012, our total investments had an increase in net unrealized depreciation of approximately $7.4 million. For the six months ended June 30, 2013, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $10 million. For the six months ended June 30, 2012, our Asset Manager Affiliates had a decrease in net unrealized appreciation of approximately $7 million. For the six months ended June 30, 2013, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net decrease in unrealized depreciation due to fair value adjustments of approximately $6.1 million. For the six months ended June 30, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $750,000.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three months ended June 30, 2013 the net change in net assets resulting from operations was an approximate increase of $8.5 million, or $0.26 per share. For the six months ended June 30, 2013 the net change in net assets resulting from operations was an approximate increase of $16 million, or $0.51 per share. The net change in net assets resulting from operations for the three and six months ended June 30, 2012 was an approximate increase of $2 million and $2 million, or $0.06 and $0.09 per share, respectively.

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

As of June 30, 2013 and December 31, 2012 the fair value of investments and cash were as follows:

	Investments at Fair Value
	June 30, 2013	December 31, 2012
Security Type	(unaudited)

Cash	$7,669,782	$738,756
Time Deposits	—	1,942,834
Money Market Accounts	67,494,608	30,543,824
Senior Secured Loan	136,475,846	60,258,885
Junior Secured Loan	38,393,950	33,486,956
First Lien Bond	2,550,300	3,000,000
Senior Subordinated Bond	2,017,898	2,735,881
Senior Unsecured Bond	11,293,900	11,185,000
CLO Fund Securities	81,484,885	83,257,507
Equity Securities	9,485,307	8,020,716
Preferred	1,000	371,160
Affiliate Asset Managers	87,300,000	77,242,000

Total	$444,167,476	$312,783,519

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of June 30, 2013, we had approximately $198 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 239%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On June 18, 2013, the Company completed the sale of notes in a $140,000,000 debt securitization financing transaction. The notes offered in this transaction (the “Senior Funding I Notes”) were issued by KCAP Senior Funding I, LLC, a newly formed special purpose vehicle (the “Issuer”), in which KCAP Senior Funding I Holdings, LLC, a wholly-owned subsidiary of the Company (the “Depositor”), owns all of the equity, and are secured by a diversified portfolio of bank loans.

In October 2012, we issued $41.4 million in aggregate principal amount of 7.375% unsecured notes due 2019 (the “Retail Notes”). The Retail Notes mature on September 30, 2019, and may be redeemed in whole or in part at any time or from time to time at our option on or after September 30, 2015. The Retail Notes bear interest at a rate of 7.375% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning December 30, 2012.

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

On March 16, 2011, we issued $60 million in aggregate principal amount of unsecured 8.75% convertible notes due March 15, 2016 (“Convertible Notes”). The net proceeds for the Convertible Notes, following underwriting expenses, were approximately $57.7 million. Interest on the Convertible Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011. The Notes mature on March 15, 2016 unless converted earlier. The Convertible Notes are senior unsecured obligations of the Company.

The Convertible Notes are convertible into shares of Company’s common stock. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. The conversion price of the Convertible Senior Notes as of June 30, 2013 is approximately 123.8203 shares of our common stock per $1,000 principle amount of Convertible Senior Notes, equivalent to a conversion price of approximately $8.08 per share of our common stock. In addition, if certain corporate events occur prior to the maturity date of the Convertible Senior Notes, the conversion rate will be increased for converting holders.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors makes certain determinations. We are currently in the process of obtaining approval from our stockholders to do so. Even if we obtain approval, we would need similar future approval from our shareholders to issue shares below the then current net asset value per share any time after the expiration of such approval.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are, from time to time, a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of both June 30, 2013 and December 31, 2012, we had $23 million and $0 commitments to fund investments, respectively.

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

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2013, five issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2012, five issuers representing less than 1% of our total investments at fair value were on non-accrual status.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock under our equity compensation plan to officers and employees for services rendered to us. We follow ASC 718 Compensation – Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. We use a Binary Option Pricing Model (American, call option) as its valuation model to establish the expected value of all stock option grants.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2013, approximately 95% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2013, we had $197.7 million of borrowings outstanding at a weighted average rate of 8.09%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2013 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $540,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $127,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings, other than routine litigation arising in the ordinary course of business. Such litigation is not expected to have a material adverse effect on the business, financial condition, or results of the Company’s operations.

Item 1A.	Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

We are subject to risks associated with our debt securitization financing transactions.

As a result of the debt securitization financing transaction that we completed on June 18, 2013, we are subject to a variety of risks, including those set forth below:

We are subject to certain risks as a result of our indirect interests in the subordinated notes and membership interests of KCAP Senior Funding I, LLC.

Under the terms of the master loan sale agreement governing the debt securitization financing transaction, (1) we sold and/or contributed to KCAP Senior Funding I Holdings, LLC (“Holdings”) all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to KCAP Senior Funding I, LLC (the “Issuer”) all of its ownership interest in such portfolio loans and participations for the purchase price and the consideration set forth in the master loan sale agreement. Following these transfers, the Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the debt securitization financing transaction, we hold indirectly through Holdings all of the subordinated notes and membership interests of the Issuer. As a result, we consolidate the financial statements of Holdings and the Issuer in our consolidated financial statements. Because Holdings and the Issuer are disregarded as entities separate from its owner for U.S. federal income tax purposes, each of the sale or contribution of portfolio loans by us to Holdings, and the sale of portfolio loans by Holdings to the Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

The subordinated notes and membership interests of the Issuer are subordinated obligations of the Issuer.

The subordinated notes of the Issuer are the junior class of notes issued by the Issuer, are subordinated in priority of payment to the secured notes issued by the Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes of the Issuer. Therefore, Holdings only receives cash distributions on the subordinated notes if the Issuer has made all cash interest payments on the secured notes it has issued, and we only receive cash distributions in respect of our indirect ownership of the Issuer to the extent that Holdings receives any cash distributions in respect of its direct ownership of the Issuer. The subordinated notes of the Issuer are also unsecured and rank behind all of the secured creditors, known or unknown, of the Issuer, including the holders of the secured notes it has issued. Consequently, to the extent that the value of either the Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated notes of such securitization issuer at their redemption could be reduced. Accordingly, our investment in the Issuer may be subject to complete loss.

The membership interests in the Issuer represent all of the equity interest in the Issuer. As such, the holder of the membership interests of the Issuer is the residual claimant on distributions, if any, made by the Issuer after holders of all classes of notes issued by the Issuer have been paid in full on each payment date or upon maturity of such notes under the debt securitization financing transaction documents.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture governing the notes of the Issuer, the secured notes of the Issuer then outstanding will be paid in full before any further payment or distribution on the subordinated notes of the Issuer. In addition, if an event of default occurs, holders of a majority of the most senior class of secured notes then outstanding will be entitled to determine the remedies to be exercised under the indenture, subject to the terms of the indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the Issuer, the trustee or holders of a majority of the most senior class of secured notes of the Issuer then outstanding may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the Issuer. If at such time the portfolio loans of the Issuer were not performing well, the Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the subordinated notes of the Securitization Issuer, or to pay a dividend to holders of the membership interests of the Issuer.

Remedies pursued by the holders of the secured notes of the Issuer could be adverse to the interests of the holders of the subordinated notes of the Issuer, and the holders of such secured notes will have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the secured notes of the Issuer may not be in our best interests and we may not receive payments or distributions upon an acceleration of the secured notes. Any failure of the Issuer to make distributions on the subordinated notes we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow our qualification as a RIC.

The Issuer may fail to meet certain asset coverage tests.

Under the documents governing the debt securitization financing transaction, there are two coverage tests applicable to the secured notes. The first such test compares the amount of interest received on the portfolio loans held by the Issuer to the amount of interest payable in respect of the secured notes of the Issuer. To meet this test at any time, interest received on the portfolio loans must equal at least 127% to 150% (based upon a graduated scale for the most senior class of secured notes then outstanding as provided for in the indenture) of the interest payable in respect of the secured notes of the Issuer. The second such test compares the principal amount of the portfolio loans held by the Issuer to the aggregate outstanding principal amount of the secured notes of the Issuer. To meet this test at any time, the aggregate principal amount of the portfolio loans held by the Issuer must equal at least 124% to 147% (based upon a graduated scale for the most senior class of secured notes then outstanding as provided for in the indenture) of the outstanding principal amount of the secured notes of the Issuer. If either coverage test is not satisfied, interest and principal received by the Issuer are diverted on the following payment date to pay the most senior class or classes of secured notes to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which, with respect to the payment of any principal amount of the secured notes, we refer to as a mandatory redemption. If any asset coverage test with respect to the secured notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the Issuer and the holders of its subordinated notes will instead be used to redeem first the secured notes of the Issuer, to the extent necessary to satisfy the applicable asset coverage tests.

We may not receive cash on our equity interests in the Issuer.

We receive cash from the Issuer only to the extent that we or Holdings, as applicable, receives payments on the subordinated notes or membership interests of the Issuer. The Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the indenture governing the notes, which generally provides that principal payments on the subordinated notes may not be made on any payment date unless all amounts owing under the secured notes issued under such indenture are paid in full. In addition, if the Issuer does not meet the asset coverage tests set forth in the documents governing the debt securitization financing transaction, cash would be diverted from the subordinated notes of the Issuer to first pay the secured notes of the Issuer in amounts sufficient to cause such tests to be satisfied. In the event that we fail to directly or indirectly receive cash from the Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. However, the indenture places significant restrictions on the Issuer’s ability to sell investments. As a result, there may be times or circumstances during which the Issuer are unable to sell investments or take other actions that might be in our best interests.

We may incur liability to the Issuer.

As part of the debt securitization financing transaction, we entered into a master loan sale agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee may, on behalf of the Issuer, bring an action against us to enforce these repurchase obligations.

In connection with our debt securitization financing transaction, we indirectly transferred all of our interests in certain portfolio loans to the Issuer. In doing so, we transferred any right we previously had to the payments made on such portfolio loans in exchange for 100% of the residual interests in the Issuer. As a result, we face a heightened risk of loss due to the impact of leverage utilized by the Issuer, which would have the effect of magnifying the impact on us of a loss on any portfolio loan held by the Issuer. In addition, while we serve as the collateral manager for the Issuer, which provides us with the authority to enforce payment obligations and loan covenants of the portfolio loans that we transferred to the Issuer, we are required to exercise such authority for the interests of the Issuer, rather than for our own interests alone.

The structure of the debt securitization financing transaction is intended to prevent, in the event of our bankruptcy or the bankruptcy of Holdings, the consolidation for purposes of such bankruptcy proceedings of the Issuer with our operations or those of Holdings. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the debt securitization financing transaction, which would equal the full amount of debt of the Issuer reflected on our consolidated balance sheet. In addition, we cannot assure that the recovery in the event we were consolidated with the Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as a direct or indirect holder of the subordinated notes had we not been consolidated with the Issuer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended June 30, 2013, we issued a total of 14,360 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the six months ended June 30, 2013, the aggregate value of the shares of our common stock issued under our DRIP was approximately $238,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On August 2, 2013, KCAP Financial, Inc. (“the Compnay”) appointed Jill Simeone, General Counsel, as its Chief Compliance Officer, effective immediately. She succeeds Daniel P. Gilligan, who stepped down after more than a year of service in that role.

Item 6.	Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KCAP Financial, Inc.

Date: August 6, 2013	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2013	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

10.1	Purchase Agreement, dated June 16, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC, KCAP Senior Funding I, LLC and Guggenheim Securities, LLC (previously filed as Exhibit 10.1 to KCAP Financial, Inc.’s Current Report on Form 8-K filed June 19, 2013)

10.2	Master Loan Sale Agreement, dated June 18, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC and KCAP Senior Funding I, LLC (previously filed as Exhibit 10.2 to KCAP Financial, Inc.’s Current Report on Form 8-K filed June 19, 2013)

10.3	Indenture, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and U.S. Bank National Association (previously filed as Exhibit 10.3 to KCAP Financial, Inc.’s Current Report on Form 8-K filed June 19, 2013)

10.4	Collateral Management Agreement, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and KCAP Financial, Inc. (previously filed as Exhibit 10.4 to KCAP Financial, Inc.’s Current Report on Form 8-K filed June 19, 2013)

10.5	Collateral Administration Agreement, dated June 18, 2013, by and among KCAP Senior Funding I, LLC, KCAP Financial, Inc. and U.S. Bank National Association (previously filed as Exhibit 10.5 to KCAP Financial, Inc.’s Current Report on Form 8-K filed June 19, 2013)

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Submitted herewith.

