Form 10-Q/A
period 2013-06-30
KCAP Financial, Inc.
filed 2013-08-09
CIK 1372807

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

EXPLANATORY NOTE

KCAP Financial, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 6, 2013. This Form 10-Q/A is being filed to correct a typographical error in the table contained in Note 7. “Distributable Taxable Income” of the notes to the unaudited financial statements included in the Form 10-Q. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 1. “Financial Information,” of Part I. “Financial Statements,” of the Form 10-Q is hereby amended and restated in its entirety. This 10-Q/A does not amend or otherwise update any other information in the Form 10-Q. This Form 10-Q/A should be read in conjunction with the Form 10-Q. This Form 10-Q/A has not been updated to reflect events that occurred after the date of the Form 10-Q.

Updated certifications of our principal executive officer and principal financial officer are included as exhibits to this Form 10-Q/A.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2013:

Six Months Ended
June 30, 2013
(unaudited)

Net increase in net assets resulting from operations	$15,742,105
Net change in unrealized (appreciation) depreciation from investments	(3,859,701)
Excess capital losses over capital gains	(1,645,466)
Income not on GAAP books currently taxable	93,323
Income not currently taxable	(36,720)
Expenses not currently deductible	40,609

Taxable income before deductions for distributions	$10,334,150

Taxable income before deductions for distributions per weighted average shares for the period	$0.33

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

KCAP Financial, Inc.

Date: August 9, 2013	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By	/s/ Edward U. Gilpin
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

