Form 10-Q
period 2013-09-30
KCAP Financial, Inc.
filed 2013-11-07
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of common stock of the registrant as of November 5, 2013 was 33,332,123.

KCAP FINANCIAL, INC.

BALANCE SHEETS

	As of September 30, 2013	As of December 31, 2012
	(unaudited)
ASSETS
Investments at fair value:
Time deposits (cost: 2013 - $0; 2012 - $1,942,834)	$—	$1,942,834
Money market account (cost: 2013 - $9,055,634; 2012 - $30,543,824)	9,055,634	30,543,824
Debt securities (cost: 2013 - $267,741,058; 2012 - $134,377,151)	257,359,908	111,037,882
CLO Fund securities managed by non-affiliates (cost: 2013 - $12,634,461; 2012 - $10,487,023)	4,445,290	3,725,924
CLO Fund securities managed by affiliates (cost: 2013 - $88,711,898; 2012 - $79,659,387)	77,707,198	79,531,583
Equity securities (cost: 2013 - $18,655,209; 2012 - $18,375,587)	9,385,053	8,020,716
Asset Manager Affiliates (cost: 2013 - $83,273,236; 2012 - $83,161,529)	82,533,000	77,242,000
Total investments at fair value (cost: 2013 - $480,071,496; 2012 - $358,547,336)	440,486,083	312,044,763
Cash	9,721,704	738,756
Restricted cash	5,999,041	—
Interest receivable	2,074,680	697,349
Accounts receivable	3,325,054	2,210,869
Other assets	6,406,360	3,568,736

Total assets	$468,012,922	$319,260,473

LIABILITIES
Convertible Notes	$49,008,000	$60,000,000
Retail Notes	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: $3,139,780)	102,110,220	—
Payable for open trades	7,974,944	—
Accounts payable and accrued expenses	2,437,029	2,581,432
Dividend payable	—	7,403,382

Total liabilities	$202,930,193	$111,384,814

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 33,314,779 and 26,470,408 common shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	$331,955	$264,382
Capital in excess of par value	370,591,623	310,566,503
Accumulated undistributed net investment income	2,667,111	103,484
Accumulated net realized losses	(68,401,784)	(56,035,375)
Net unrealized depreciation on investments	(40,106,176)	(47,023,335)
Total stockholders' equity	$265,082,729	$207,875,659

Total liabilities and stockholders' equity	$468,012,922	$319,260,473

NET ASSET VALUE PER COMMON SHARE	$7.96	$7.85

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Investment Income:
Interest from investments in debt securities	$3,716,675	$3,570,141	$9,191,940	$8,743,045
Interest from cash and time deposits	12,183	511	19,920	3,919
Dividends from investments in CLO Fund securities managed by non-affiliates	281,571	530,420	1,029,236	1,408,124
Dividends from investments in CLO Fund securities managed by affiliates	5,109,417	5,258,554	15,147,600	13,901,079
Dividends from Asset Manager Affiliates	3,325,000	925,000	9,625,000	2,950,000
Capital structuring service fees	200,185	69,305	259,512	230,910

Total investment income	12,645,031	10,353,931	35,273,208	27,237,077

Expenses:
Interest and amortization of debt issuance costs	2,902,486	1,689,908	7,412,795	4,778,546
Compensation	1,205,864	385,323	3,225,986	2,407,034
Professional fees	391,735	713,784	1,686,707	1,876,115
Insurance	140,647	126,761	395,995	399,040
Administrative and other	433,594	305,060	1,453,150	1,000,145

Total expenses	5,074,326	3,220,836	14,174,633	10,460,880

Net Investment Income	7,570,705	7,133,095	21,098,575	16,776,197
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(10,387,242)	(3,767,256)	(12,032,708)	(3,462,835)
Net change in unrealized appreciation (depreciation) on:
Debt securities	10,547,127	2,151,333	12,958,119	(2,846,934)
CLO Fund securities managed by non-affiliates	(239,837)	1,520,468	(1,428,072)	1,454,857
CLO Fund securities managed by affiliates	(2,529,499)	2,281,860	(10,876,896)	4,913,588
Equity securities	85,773	(1,260,133)	1,084,715	418,214
Asset Manager Affiliates investments	(4,806,105)	1,309,027	5,179,293	(5,690,582)
Total net change in unrealized appreciation (depreciation)	3,057,459	6,002,555	6,917,159	(1,750,857)
Realized and unrealized appreciation (depreciation) on investments	(7,329,783)	2,235,299	(5,115,549)	(5,213,692)
Realized losses on extinguishments of Convertible Notes	(333,701)	—	(333,701)	—

Net Increase (Decrease) In Net Assets Resulting From Operations	$(92,779)	$9,368,394	$15,649,325	$11,562,505
Net Increase (Decrease) In Net Assets Resulting from Operations per Common Share:
Basic:	$—	$0.35	$0.49	$0.45
Diluted:	$—	$0.32	$0.49	$0.44
Net Investment Income Per Common Share:
Basic:	$0.23	$0.27	$0.66	$0.65
Diluted:	$0.22	$0.25	$0.65	$0.64

Weighted Average Shares of Common Stock Outstanding—Basic	33,312,328	26,668,701	31,887,711	25,860,510
Weighted Average Shares of Common Stock Outstanding—Diluted	33,326,934	33,881,913	31,903,230	25,873,247

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Operations:
Net investment income	$21,098,575	$16,776,197
Net realized losses from investment transactions	(12,032,708)	(3,462,835)
Realized losses from extinguishments of Convertible Notes	(333,701)	—
Net change in unrealized appreciation (depreciation) on investments	6,917,159	(1,750,857)
Net increase in net assets resulting from operations	15,649,325	11,562,505

Stockholder distributions:
Tax return of capital distributions to stockholders	(18,534,948)	(11,061,289)
Net decrease in net assets resulting from stockholder distributions	(18,534,948)	(11,061,289)

Capital transactions:
Issuance of common stock for:
Interest in Asset Manager Affiliate	—	25,560,000
Dividend reinvestment plan	564,022	413,482
Issuance of common stock for public offering	50,404,236	—
Vesting of restricted stock	50	925
Convertible Notes Conversion	8,786,000	—
Stock based compensation	338,387	(103,316)
Net increase in net assets resulting from capital transactions	60,092,695	25,871,091

Net assets at beginning of period	207,875,659	180,525,942

Net assets at end of period (including undistributed net investment income of $2,667,111 in 2013 and $6,536,811 in 2012)	$265,082,729	$206,898,249

Net asset value per common share	$7.96	$7.82
Common shares outstanding at end of period	33,314,779	26,448,313

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012

OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$15,649,325	$11,562,505
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operations:
Net realized (gains) losses on investment transactions	12,032,708	3,462,835
Net change in unrealized (appreciation) depreciation on investments	(6,917,159)	1,750,857
Net accretion of discount on debt securities	(58,083)	(1,171,801)
Amortization of original issue discount	155,695	—
Amortization of debt issuance cost	718,473	436,423
Realized losses on extinguishments of Convertible Notes	333,701	—
Payment-in-kind interest income	(3,091)	(580,989)
Stock-based compensation expense	338,387	(103,316)
Changes in operating assets and liabilities:
Purchases of investments	(206,384,280)	(91,662,374)
Proceeds from sale and redemption of investments	78,920,697	72,020,537
Increase in interest and dividends receivable	(1,377,331)	(956,993)
Increase in accounts receivable	(1,114,185)	(367,731)
Decrease in time deposits	1,942,834	—
Increase in other assets	(3,889,800)	(275,198)
Decrease in due from affiliates	—	3,517
Decrease in accounts payable and accrued expenses	(144,403)	(1,440,383)
Net cash used in operating activities	(109,796,512)	(7,322,109)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,404,236	—
Dividends paid in cash	(25,374,261)	(14,726,920)
Proceeds from issuance of debt	101,954,525	30,000,000
Cash paid on repurchase of Convertible Notes	(2,206,000)	—
Cash paid on repayment of debt	—	(2,000,000)
Increase in restricted cash	(5,999,041)	(6,093,126)
Net cash provided by financing activities	118,779,459	7,179,954

CHANGE IN CASH	8,982,947	(142,155)
CASH, BEGINNING OF PERIOD	738,756	2,555,259
CASH, END OF PERIOD	$9,721,704	$2,413,104

Supplemental Information:
Interest paid during the period	$7,188,062	$5,624,894
Dividends paid during the period under the dividend reinvestment plan	$564,008	$414,407
Issuance of common stock in connection with acquisition of Asset Manager Affiliate	$—	$25,560,000

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of September 30, 2013

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Advanced Lighting Technologies, Inc.[10,12] Home and Office Furnishings, Housewares, and Durable Consumer Products	First Lien Bond — 10.5% - 06/2019 - 00753CAE2 10.5% Cash, Due 6/19	$3,000,000	$2,939,165	$2,556,300

Advantage Sales & Marketing Inc.[10] Diversified/Conglomerate Service	Senior Secured Loan — 2013 Term Loan (First Lien) 4.3% Cash, Due 12/17	1,994,976	2,002,110	2,005,260

Alaska Communications Systems Holdings, Inc. [10,12] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, Due 10/16	2,370,852	2,377,799	2,359,010

Allison Transmission, Inc.[12] Automobile	Senior Secured Loan — New Term B-2 Loan 3.2% Cash, Due 8/17	1,846,812	1,842,732	1,851,235

Alpha Topco Limited[3] Automobile	Senior Secured Loan — New Facility B 4.5% Cash, Due 4/19	3,980,000	3,983,656	4,009,850

Apria Healthcare Group Inc.[10,12] Healthcare, Education and Childcare	Senior Secured Loan — Initial Term Loan 6.8% Cash, Due 4/20	2,992,500	3,003,788	3,021,153

Aramark Corporation[10] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	850,000	856,375	852,656

Aramark Corporation[10,12] Diversified/Conglomerate Service	Senior Secured Loan — LC-3 Facility 3.8% Cash, Due 7/16	61,707	61,830	61,910

Aramark Corporation[10,12] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term C Loan 3.8% Cash, Due 7/16	938,293	940,163	941,390

Aramark Corporation[10,12] Diversified/Conglomerate Service	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	1,150,000	1,158,625	1,153,594

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
ARSloane Acquisition, LLC[10,12] Finance	Senior Secured Loan — Tranche B Term Loan (First Lien) 7.5% Cash, Due 10/19	$1,000,000	$990,000	$990,000

Asurion, LLC (fka Asurion Corporation)[10,12] Insurance	Senior Secured Loan — Incremental Tranche B-1 Term Loan 4.5% Cash, Due 5/19	1,985,000	2,009,021	1,970,420

Avis Budget Car Rental, LLC[12] Personal Transportation	Senior Secured Loan — Tranche B Term Loan 3.0% Cash, Due 3/19	1,975,082	2,007,591	1,972,208

Bankruptcy Management Solutions, Inc.[10] Diversified/Conglomerate Service	Senior Secured Loan — Term B Loan 7.0% Cash, Due 6/18	722,727	722,727	720,053

BarBri, Inc. (Gemini Holdings, Inc.)[10,12] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 5.3% Cash, Due 7/19	3,000,000	2,985,421	3,002,400

BBB Industries, LLC[10,12] Automobile	Senior Secured Loan — Term Loan B 5.5% Cash, Due 3/19	2,925,000	2,912,631	2,925,293

Bellisio Foods, Inc. [10,12] Beverage, Food and Tobacco	Senior Secured Loan — Delayed Draw Term Loan 5.3% Cash, Due 8/19	1,193,220	1,184,422	1,193,220

Bellisio Foods, Inc. [10,12] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, Due 8/19	2,196,610	2,185,894	2,196,610

Berry Plastics Corporation[12] Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	1,963,255	1,951,366	1,963,912

Blue Coat Systems, Inc.[10,12] Electronics	Senior Secured Loan — New Term Loan 4.5% Cash, Due 5/19	4,000,000	4,014,653	4,002,000

Burger King Corporation[12] Personal, Food and Miscellaneous Services	Senior Secured Loan — Tranche B Term Loan (2012) 3.8% Cash, Due 9/19	1,633,500	1,634,672	1,637,004

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[10] Printing and Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	485,322	485,322	475,616

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Carolina Beverage Group LLC[10] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	$1,500,000	$1,519,751	$1,537,500

Catalent Pharma Solutions, Inc. (f/k/a Cardinal Health 409, Inc.)[10] Healthcare, Education and Childcare	Senior Secured Loan — Refinancing Dollar Term-2 (2017) 4.3% Cash, Due 9/17	3,984,950	3,982,651	3,990,130

Catalina Marketing Corporation[10,12] Diversified/Conglomerate Service	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,684,851	1,719,124

Clover Technologies Group, LLC (Clover Holdings Inc.)[10,12] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/18	2,887,309	2,924,887	2,887,309

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[8,10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Junior Secured Loan — Term Loan (Second Lien) 0% Cash, 7.0% PIK, Due 1/15	2,063,007	1,987,358	1,402,432

CSM Bakery Supplies LLC[10] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 7/21	3,000,000	3,019,504	2,999,700

CSM Bakery Supplies LLC[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 4.8% Cash, Due 7/20	3,666,667	3,665,093	3,665,200

Del Monte Foods Company[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.0% Cash, Due 3/18	2,789,388	2,780,146	2,783,809

ELO Touch Solutions, Inc.[10,12] Electronics	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,898,703	1,838,334	1,773,009

Fender Musical Instruments Corporation[10,12] Hotels, Motels, Inns, and Gaming	Senior Secured Loan — Initial Loan 5.8% Cash, Due 4/19	2,604,650	2,616,804	2,618,767

FHC Health Systems, Inc.[10,12] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/18	3,950,000	3,912,126	3,951,975

First American Payment Systems, L.P.[10] Finance	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, Due 4/19	3,000,000	2,948,843	3,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
First Data Corporation[10,12] Finance	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	$2,000,000	$1,847,540	$1,985,000

Flexera Software LLC (fka Flexera Software, Inc.)[10,12] Electronics	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,730,455	2,739,671	2,742,960

Fram Group Holdings Inc./Prestone Holdings Inc.[10,12] Automobile	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	966,900	973,309	951,493

Freescale Semiconductor, Inc. Electronics	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1% Cash, Due 12/16	1,036,000	1,037,666	1,061,900

Getty Images, Inc.[10,12] Printing and Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 10/19	3,720,631	3,717,275	3,342,057

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	51,857

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% PIK, Due 6/11	2,694,857	2,624,028	111,163

Ginn LA Conduit Lender, Inc.[8,10] Buildings and Real Estate[4]	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Global Tel*Link Corporation[10] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, Due 11/20	4,000,000	3,922,002	3,991,200

Grande Communications Networks LLC[10,12] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 5/20	3,990,000	3,994,994	3,990,000

Grupo HIMA San Pablo, Inc.[10] Healthcare, Education and Childcare	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, Due 1/18	2,985,000	2,933,216	2,985,000

Grupo HIMA San Pablo, Inc.[10] Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,857,954	6,982,500

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Gymboree Corporation., The[10,12] Retail Stores	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	$1,421,105	$1,370,319	$1,376,923

Hargray Communications Group, Inc. (HCP Acquisition LLC)[10,12] Broadcasting and Entertainment	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 6/19	2,992,500	2,963,742	2,994,296

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[10,12] Printing and Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, Due 5/18	3,478,125	3,445,208	3,474,995

Hunter Defense Technologies, Inc.[10] Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,044,117	3,853,667

Iasis Healthcare LLC[10] Healthcare, Education and Childcare	Senior Unsecured Bond — 8.375% - 05/2019 - 45072PAD4 8.4% Cash, Due 5/19	3,000,000	2,888,709	3,112,500

International Architectural Products, Inc.[8,10] Mining, Steel, Iron and Non-Precious Metals	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, Due 5/15	247,636	228,563	966

Jones Stephens Corp.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	1,224,485	1,224,485	1,224,485

Jones Stephens Corp.[10,12] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	2,950,413	2,950,413	2,950,413

Key Safety Systems, Inc.[10,12] Automobile	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 5/18	2,692,152	2,679,177	2,694,844

Kinetic Concepts, Inc.[10] Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,994,987	2,009,458	2,008,075

Kinetic Concepts, Inc.[10,12] Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,994,987	2,012,444	2,008,075

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[10,12] Electronics	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 8/19	3,491,250	3,501,339	3,492,647

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
LBREP/L-Suncal Master I LLC[8,10] Buildings and Real Estate[4]	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	$3,105,832	$3,105,832	$41,618

LTS Buyer LLC (Sidera Networks, Inc.)[10] Telecommunications	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, Due 4/20	3,990,000	3,983,904	4,011,825

MB Aerospace ACP Holdings III Corp.[10] Aerospace and Defense	Senior Secured Loan — Term Loan 6.0% Cash, Due 5/19	3,990,000	3,952,254	3,990,399

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,801,784	1,809,872	1,813,045

Neiman Marcus Group Inc., The[10,12] Retail Stores	Senior Secured Loan — Term Loan 4.0% Cash, Due 5/18	1,900,856	1,894,346	1,901,788

Nellson Nutraceutical, LLC[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.8% Cash, Due 8/18	2,000,000	1,985,263	2,000,000

Ozburn-Hessey Holding Company LLC[10,12] Cargo Transport	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/19	3,557,000	3,543,376	3,558,067

Perseus Holding Corp.[10] Leisure, Amusement, Motion Pictures, Entertainment	Preferred Stock — Preferred Stock 14.0% Cash	400,000	400,000	160,000

PetCo Animal Supplies, Inc.[10,12] Retail Stores	Senior Secured Loan — New Loans 4.0% Cash, Due 11/17	1,984,694	1,990,479	1,987,482

Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)[10] Healthcare, Education and Childcare	Senior Secured Loan — 2013 Term Loan 4.3% Cash, Due 12/18	3,526,477	3,539,268	3,538,819

Pinnacle Foods Finance LLC[12] Beverage, Food and Tobacco	Senior Secured Loan — New Term Loan G 3.3% Cash, Due 4/20	2,985,000	2,979,214	2,963,359

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Puerto Rico Cable Acquisition Company Inc.[10] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	$1,000,000	$1,001,809	$1,000,100

Puerto Rico Cable Acquisition Company Inc.[10,12] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	3,000,000	2,985,381	3,000,300

SGF Produce Holding Corp.(Frozsun, Inc.)[10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.3% Cash, Due 3/19	2,224,569	2,203,964	2,224,569

SGF Produce Holding Corp.(Frozsun, Inc.)[10,12] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.3% Cash, Due 3/19	3,492,781	3,464,126	3,492,781

Spin Holdco Inc.[10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	1,250,000	1,248,484	1,250,000

Spin Holdco Inc.[10,12] Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	2,750,000	2,749,091	2,750,000

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[10,12] Ecological	Senior Secured Loan — Term Loan 6.8% Cash, Due 6/19	2,992,500	2,963,834	2,993,099

Steinway Musical Instruments, Inc.[10] Hotels, Motels, Inns, and Gaming	Junior Secured Loan — Loan (Second Lien) 9.3% Cash, Due 9/20	1,000,000	990,043	1,000,300

Sun Products Corporation, The (fka Huish Detergents Inc.)[10,12] Personal and Non Durable Consumer Products (Mfg. Only)	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, Due 3/20	3,980,000	3,950,313	3,885,475

TPF II LC, LLC (TPF II Rolling Hills, LLC)[10,12] Utilities	Senior Secured Loan — Term Loan 6.5% Cash, Due 8/19	2,992,500	2,948,065	2,993,697

Trico Products Corporation[10] Automobile	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	4,932,422	4,908,972	4,932,422

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Trico Products Corporation[10,12] Automobile	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	$3,945,938	$3,927,178	$3,945,938

Trimaran Advisors, L.L.C.[10] Finance	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	20,000,000	20,000,000	20,000,000

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[10,12] Electronics	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	3,686,032	3,692,221	3,442,754

TRSO I, Inc.[10] Oil and Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,224,061	10,400,000

TUI University, LLC[10] Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, Due 10/14	1,647,733	1,634,926	1,614,779

TWCC Holding Corp.[10] Broadcasting and Entertainment	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 6/20	1,000,000	1,004,919	1,001,400

TWCC Holding Corp.[10,12] Broadcasting and Entertainment	Senior Secured Loan — Term Loan 3.5% Cash, Due 2/17	1,966,350	1,983,283	1,933,905

Univar Inc.[10,12] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,932,200	2,931,153	2,833,429

US Foods, Inc. (aka U.S. Foodservice, Inc.)[10] Personal, Food and Miscellaneous Services	Senior Secured Loan — Incremental Term Loan 4.5% Cash, Due 3/19	2,992,500	2,978,166	2,981,278

Vertafore, Inc.[10,12] Electronics	Senior Secured Loan — Term Loan (2013) 4.3% Cash, Due 10/19	1,228,056	1,226,471	1,232,661

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[10,12] Printing and Publishing	Senior Secured Loan — Term Loan 7.0% Cash, Due 12/18	2,985,000	2,935,863	2,985,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Value[2]
Wholesome Sweeteners, Inc.[10] Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, 2.0% PIK, Due 10/17	$6,648,597	$6,612,567	$6,648,596

WideOpenWest Finance, LLC[10] Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, Due 4/19	2,992,481	3,014,127	3,017,543

WireCo WorldGroup Inc. [10] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Unsecured Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	5,000,000	4,963,872	5,141,500

WireCo WorldGroup Inc. [10,12] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Unsecured Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	3,000,000	2,978,323	3,084,900

Total Investment in Debt Securities (97% of net asset value at fair value)		$269,537,744	$267,741,058	$257,359,908

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Value[2]
Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[6,10] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	169,567

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[6,10] Diversified/Conglomerate Service	Common Stock 2013	0.8%	314,325	133,603

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[6,10] Printing and Publishing	Common Stock	-	359,765	685,926

Coastal Concrete Holding II, LLC[6,10] Buildings and Real Estate[4]	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[6,10] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,6] Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	1,698,620

Perseus Holding Corp.[6,10] Leisure, Amusement, Motion Pictures, Entertainment	Common Stock	0.2%	400,000	1,000

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock	7.8%	$-	$894,759

Plumbing Holdings Corporation[6,10] Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock	15.5%	3,624,915	4,058,119

TRSO II, Inc.[6,10] Oil and Gas	Common Stock	5.4%	1,500,000	1,740,459

Total Investment in Equity Securities (4% of net asset value at fair value)			$18,655,209	$9,385,053

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,736,830	$1,086,790
Katonah III, Ltd.[3,11]	Preferred Shares	23.1%	1,620,131	400,000
Katonah V, Ltd.[3,11]	Preferred Shares	16.4%	3,320,000	1,000
Katonah VII CLO Ltd.[3,7]	Subordinated Securities	10.3%	4,505,993	1,656,378
Katonah VIII CLO Ltd[3,7]	Subordinated Securities	6.9%	3,392,605	1,232,090
Katonah IX CLO Ltd[3,7]	Preferred Shares	26.7%	2,038,587	1,041,858
Katonah X CLO Ltd [3,7]	Subordinated Securities	33.3%	11,781,724	6,407,441
Katonah 2007-I CLO Ltd.[3,7]	Preferred Shares	100.0%	31,207,930	28,903,797
Trimaran CLO IV, Ltd.[3,7]	Preferred Shares	19.0%	3,560,700	2,473,769
Trimaran CLO V, Ltd.[3,7]	Subordinate Notes	20.8%	2,726,500	1,848,975
Trimaran CLO VI, Ltd.[3,7]	Income Notes	16.2%	2,807,800	1,929,246
Trimaran CLO VII, Ltd.[3,7]	Income Notes	10.5%	3,136,900	2,599,644
Catamaran CLO 2012-1 Ltd.[3,7]	Subordinated Notes	24.9%	8,992,300	7,599,000
Catamaran CLO 2013-1 Ltd.[3,7]	Subordinated Notes	23.5%	9,448,400	8,325,000
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	2,957,500	2,957,500

Total Investment in CLO Equity Securities			$96,233,900	$68,462,488

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Value[2]
Katonah 2007-I CLO Ltd.[3,7]	Floating - 04/2022 - B2L - 48602NAA8 Par Value of $10,500,000 Due 4/22	100.0%	$1,286,456	$9,520,000

Catamaran 2012-1 CLO Ltd.[3,7]	Float - 12/2023 - F - 14889CAE0 Par Value of $4,500,000 Due 12/23	42.9%	3,826,003	4,170,000

Total Investment in CLO Rated-Note			$5,112,459	$13,690,000

Total Investment in CLO Fund Securities (31% of net asset value at fair value)			$101,346,359	$82,152,488

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Value[2]
Asset Manager Affiliates[10]	Asset Management Company	100.0%	$83,273,236	$82,533,000

Total Investment in Asset Manager Affiliates (31% of net asset value at fair value)			$83,273,236	$82,533,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Value[2]
JP Morgan Business Money Market Account[9,10]	Money Market Account	0.10%	$245,944	$245,944

US Bank Money Market Account[10]	Money Market Account	0.40%	8,809,690	8,809,690

Total Investment in Time Deposit and Money Market Accounts (3% of net asset value at fair value)			$9,055,634	$9,055,634

Total Investments[5] (166% of net asset value at fair value)			$480,071,496	$440,486,083

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans in the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2013.
[2]	Reflects the fair market value of all investments as of September 30, 2013, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	Buildings and real estate relate to real estate ownership, builders, managers and developers.
[5]	The aggregate cost of investments for federal income tax purposes is approximately $480 million. The aggregate gross unrealized appreciation is approximately $12.5 million, the aggregate gross unrealized depreciation is approximately $52.1 million, and the net unrealized depreciation is approximately $39.6 million.

[6]	Non-income producing.
[7]	An affiliate CLO Fund is managed by the Asset Manager Affiliates (as such term is defined in the notes to the financial statements).
[8]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[9]	Money market account holding restricted cash and security deposits for employee flexible spending and payroll related accounts.
[10]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[11]	As of September 30, 2013, this CLO Fund Security was not providing a dividend distribution.
[12]	As of September 30, 2013, investment was held in KCAP Senior Funding I, LLC.

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

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Per Share Data: [1]
Net asset value, at beginning of period	$7.85	$7.85
Net investment income	0.66	0.65
Net realized losses from investment transactions	(0.38)	(0.13)
Realized losses from extinguishments of Convertible Notes	(0.01)	-
Net change in unrealized appreciation (depreciation) on investments	0.22	(0.14)
Net increase in net assets resulting from operations	0.49	0.38
Net decrease in net assets resulting from distributions
Dividends from net investment income	(0.56)	(0.42)
Net decrease in net assets resulting from distributions	(0.56)	(0.42)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including dividend reinvestment plan)	0.15	-
Issuance of common stock under dividend reinvestment plan	0.02	0.01
Stock based compensation expense	0.01	-
Net increase in net assets from distributions	0.18	0.01

Net asset value, end of period	$7.96	$7.82
Total net asset value return[2]	8.4%	4.9%

Ratio/Supplemental Data:
Per share market value at beginning of period	$9.19	$6.31
Per share market value at end of period	$8.95	$9.26
Total market return[3]	3.5%	53.4%
Shares outstanding at end of period	33,314,779	26,448,313
Net assets at end of period	$265,082,729	$206,898,249
Portfolio turnover rate[4]	40.5%	16.8%
Average debt outstanding	$135,721,238	$73,655,109
Weighted average debt outstanding	6.4%	7.8%
Asset coverage ratio	234%	335%
Ratio of net investment income to average net assets[5]	11.0%	11.1%
Ratio of total expenses to average net assets[5]	7.5%	6.9%
Ratio of interest expense to average net assets[5]	3.9%	3.2%
Ratio of non-interest expenses to average net assets[5]	3.6%	3.8%

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

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of September 30, 2013, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.4 billion of par value assets under management. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 and are managed independently from the Company by separate management teams and investment approval processes.

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

The Company consolidates the results of KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC in its consolidated financial statements as KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC are operated solely for investment activities of the Company. The creditors of KCAP Senior Funding I, LLC have received security interests in the assets owned by KCAP Senior Funding I, LLC and such assets are not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate.

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

New Accounting Pronouncements

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We do not believe the adoption of ASU 2013-08 will have a material impact on our financial statements.

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

The FASB issued guidance that clarified and required disclosures about fair value measurements. These include requirements to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy. Note 4 - Investments below reflects the amended disclosure requirements. The guidance also required that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation.

Fair Value Measurements and Disclosures requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

Since 2010, the Company engaged an independent valuation firm to provide an annual third-party review of the CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow model for fair value purposes and that the inputs were being employed correctly.

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

The Board of Directors may consider other methods of valuation than those set forth below to determine the fair value of Level III investments as appropriate in conformity with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ materially from the values that would have been used had a readily available market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

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

The Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Income Approach”) and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt securities. Because the Company has not identified any market index that directly correlates to the loan and debt securities held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Income Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments.

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

Asset Manager Affiliates. The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is primarily determined utilizing a discounted cash flow model which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

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

Restricted Cash. Restricted cash consists of cash held for reinvestment, quarterly interest and principal distribution (if any) to holders of CLO Fund Liabilities, and payment of CLO Fund expenses. As of September 30, 2013, the Company had approximately $6 million of restricted cash, all of which related to the KCAP Senior Funding I Notes.

Time Deposits and Money Market Accounts.  Time deposits primarily represent investments of cash held in a demand deposit accounts.  Money market accounts primarily represent short term interest-bearing deposit accounts.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2013, four issuers representing less than 1% of the Company’s total investments at fair value were on a non-accrual status.

Dividends from Asset Manager Affiliates. The Company records dividend income from its Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

Dividend Income from CLO Fund Securities.  The Company generates dividend income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a stated interest rate of return based on a floating rate London Interbank Offered Rate (“LIBOR”) on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The Company makes estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjusts such accruals on a quarterly basis to reflect actual distributions.

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

During March 2011, the Company issued $60 million of Convertible Notes (the “Convertible Notes”) and incurred debt issuance costs of approximately $2.4 million which are being amortized over a five-year period. During October 2012, the Company issued $41.4 million of 7.375% Notes due 2019 (the “Retail Notes”) and incurred debt issuance costs of approximately $1.5 million, which are being amortized over a seven year period. At September 30, 2013, there was an unamortized debt issuance cost of approximately $2.3 million included in other assets in the accompanying balance sheet. Amortization expense related to the Convertible Notes and Retail Notes for the nine months ended September 30, 2013 and 2012 was approximately $422,000 and $354,000, respectively, and is included in interest and amortization of debt issuance costs on the statement of operations.

On June 18, 2013, the Company completed the sale of notes in a $140,000,000 debt securitization financing transaction. The notes offered in this transaction (the “Notes”) were issued by KCAP Senior Funding I, LLC, a newly formed special purpose vehicle (the “Issuer”), in which KCAP Senior Funding I Holdings, LLC, a wholly-owned subsidiary of the Company (the “Depositor”), owns all of the equity, and are backed by a diversified portfolio of bank loans. The secured Notes (the “Secured Notes”) were issued as Class A-1 senior secured floating rate notes which have an initial face amount of $77,250,000; and bear interest at the three-month LIBOR plus 1.50%, Class B-1 senior secured floating rate notes which have an initial face amount of $9,000,000, bear interest at three-month LIBOR plus 3.25%, Class C-1 secured deferrable floating rate notes which have an initial face amount of $10,000,000, bear interest at three-month LIBOR plus 4.25%, and Class D-1 secured deferrable floating rate notes which have an initial face amount of $9,000,000 bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “Subordinated Notes”), which have an initial face amount of $34,750,000, which was eliminated in connection with the preparation of the consolidated financial statements. The Subordinated Notes do not bear interest. Both the Secured Notes and the Subordinated Notes have a stated maturity on the payment date occurring in July, 2024 and are subject to a two year non-call period. The Issuer has a four year reinvestment period. At September 30, 2013, there were unamortized issuance costs of approximately $3.7 million and unamortized original issue discount, (“OID”) costs of approximately $3.1 million included in assets and liabilities in the accompanying balance sheet, respectively. Amortization expense for the nine months ended September 30, 2013 was approximately $185,000 and $156,000, for issuance costs and OID respectively, and is included in interest and amortization of debt issuance costs on the statement of operations.

Extinguishment of Debt. An issuer must derecognize a liability if and only if it has been extinguished through delivery of cash, delivery of other financial assets, delivery of goods or services, or reacquisition by the issuer of its outstanding debt securities whether the securities are cancelled or held. If the debt contains a cash conversion option, the issuer must allocate the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component and recognize a gain or loss in the statement of operations.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. For the nine months ended September 30, 2013 total realized losses on extinguishment of debt were approximately $330,000.

Expenses. The Company is internally managed and expenses costs, as incurred, with regard to the running of its operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, negotiating, closing, monitoring and servicing the Company’s investments and related overhead charges and expenses, including rental expense, and any interest expense incurred in connection with borrowings. The Company and the Asset Manager Affiliates share office space and certain other operating expenses. The Company has entered into an Overhead Allocation Agreement with the Asset Manager Affiliates which provides for the sharing of such expenses based on an allocation of office lease costs and the ratable usage of other shared resources.

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

3. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in net assets available to common stockholders per share for the three and nine months ended September 30, 2013 and 2012 (unaudited):

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net increase (decrease) in net assets resulting from operations	$(92,779)	$9,368,395	$15,649,325	$11,562,505
Net decrease (increase) in net assets allocated to unvested share awards	754	—	(79,480)	(136,546)
Add: Interest on Convertible Notes	1,102,675	1,312,500	3,537,532	—
Add: Amortization of Capitalized Costs on Convertible Notes	92,401	118,020	290,876	—

Net increase in net assets available to common stockholders	1,103,051	10,798,915	19,398,253	11,425,959
Weighted average number of common shares outstanding for basic shares computation	33,312,328	26,668,700	31,887,711	25,860,510
Effect of dilutive securities - stock options	14,606	—	15,519	12,737
Effect of dilutive Convertible Notes	—	7,213,212	—	—

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	33,326,934	33,881,912	31,903,230	25,873,247

Net increase in net assets per basic common shares:
Net increase in net assets from operations	$—	$0.35	$0.49	$0.45
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$—	$0.32	$0.49	$0.44

Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Grants of restricted stock awards to the Company’s employees and directors are considered participating securities when there are earnings in the period and the earnings per share calculations include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. Subsequent to September 30, 2013, 17,344 shares were issued under the Company’s Dividend Reinvestment Plan. Had these shares been issued during the quarter, their impact would have been immaterial to earning per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three and nine months ended September 30, 2013, the effect of the convertible notes were anti-dilutive. For the three and nine months ended September 30, 2012, the effect of the convertible notes were dilutive.

The if-converted method of computing the dilutive effects on convertible notes assume a conversion even if the contracted conversion price exceeds the market value of the shares. As of September 30, 2013 the conversion rate of the Convertible Notes is approximately 125.0814 shares of our common stock per $1,000 principal amount of the conversion rate, equivalent to a conversion price of approximately $7.99 per share of the Company’s common stock. Subsequent to the reporting period, the conversion rate of the Convertible Notes is approximately 126.2342 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.92 per share of our common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding.

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

The following table shows the Company’s portfolio by security type at September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)			December 31, 2012
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$-	$-	-%	$1,942,834	$1,942,834	1%
Money Market Account	9,055,634	9,055,634	3	30,543,824	30,543,824	15
Senior Secured Loan	186,686,207	179,395,497	68	67,874,565	60,258,885	29
Junior Secured Loan	44,327,364	41,309,810	16	49,646,273	33,486,956	17
Senior Unsecured Loan	20,000,000	20,000,000	8	-	-	-
First Lien Bond	2,939,165	2,556,300	1	2,928,762	3,000,000	1
Senior Subordinated Bond	1,037,667	1,061,901	-	2,729,088	2,735,881	1
Senior Secured Bond	1,519,751	1,537,500	1	-	-	-
Senior Unsecured Bond	10,830,904	11,338,900	4	10,798,463	11,185,000	5
CLO Fund Securities	101,346,359	82,152,488	31	90,146,410	83,257,507	40
Equity Securities	18,655,209	9,385,053	4	18,375,588	8,020,716	4
Preferred Stock	400,000	160,000	-	400,000	371,160	-
Asset Manager Affiliates	83,273,236	82,533,000	30	83,161,529	77,242,000	37

Total	$480,071,496	$440,486,083	166%	$358,547,336	$312,044,763	150%

¹ Calculated as a percentage of net asset value.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013 (unaudited)			December 31, 2012
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,247,332	$8,014,633	3%	$5,278,896	$3,874,742	2%
Asset Management Companies[2]	83,273,236	82,533,000	30	83,161,529	77,242,000	37
Automobile	21,227,656	21,311,075	8	4,945,695	5,011,608	2
Beverage, Food and Tobacco	33,409,815	33,518,389	12	18,112,772	18,285,421	9
Broadcasting and Entertainment	9,939,134	9,930,001	4	1,978,846	1,990,930	1
Buildings and Real Estate	18,295,585	235,653	-	18,535,511	455,524	-
Cargo Transport	3,543,376	3,558,067	1	-	-	-
Chemicals, Plastics and Rubber	2,931,153	2,833,429	1	2,954,773	2,950,577	1
CLO Fund Securities	101,346,358	82,152,488	31	90,146,410	83,257,507	40
Containers, Packaging and Glass	1,951,367	1,963,912	1	1,949,236	1,971,898	1
Diversified/Conglomerate Service	7,741,005	7,587,590	3	5,520,217	3,536,426	2
Ecological	2,963,834	2,993,099	1	-	-	-
Electronics	18,050,353	17,747,931	7	6,137,592	6,252,380	3
Finance	25,786,383	25,975,000	10	4,748,767	4,891,710	2
Healthcare, Education and Childcare	36,839,576	36,216,406	14	15,981,824	4,618,521	2
Home and Office Furnishings, Housewares, and Durable Consumer Products	14,736,555	15,684,076	6	10,820,467	11,613,621	5
Hotels, Motels, Inns, and Gaming	3,606,847	3,619,067	1	-	-	-
Insurance	2,009,021	1,970,420	1	6,970,307	6,433,130	3
Leisure, Amusement, Motion Pictures, Entertainment	800,000	161,000	-	2,491,007	2,053,481	1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	11,429,553	11,327,452	4	11,408,091	11,581,245	6
Mining, Steel, Iron and Non-Precious Metals	228,563	966	-	773,718	264,864	-
Oil and Gas	11,724,061	12,140,459	4	11,692,913	11,692,000	6
Personal and Non Durable Consumer Products (Mfg. Only)	6,875,201	6,772,784	3	5,000,000	3,977,100	2
Personal, Food and Miscellaneous Services	4,612,838	4,618,282	2	3,574,421	3,640,835	2
Personal Transportation	2,007,591	1,972,208	1	2,012,685	2,005,353	1
Printing and Publishing	10,943,433	10,963,594	4	2,961,395	3,231,314	2
Retail Stores	5,255,144	5,266,193	2	5,781,672	5,772,767	3
Telecommunications	17,292,827	17,369,578	7	2,952,654	2,783,195	1
Time Deposit and Money Market Accounts	9,055,634	9,055,634	4	32,486,658	32,486,658	16
Utilities	2,948,065	2,993,697	1	169,280	169,956	-
Total	$480,071,496	$440,486,083	166%	$358,547,336	$312,044,763	150%

[1]	Calculated as a percentage of net asset value.

[2]	Represents the Asset Manager Affiliates.

The Company may invest up to 30% of the investment portfolio in opportunistic investments in debt and equity securities of CLO Funds, distressed debt or equity securities of public companies. The Company expects that these public companies generally will have debt that is non-investment grade. The Company also may invest in debt of middle market companies located outside of the United States.

At September 30, 2013 and December 31, 2012 the total amount of non-qualified assets were approximately, 21% and 29% of total assets, respectively. The majority of non-qualified assets were foreign investment which were approximately 20% and 27% of the Company’s investments (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 19% and 27% of its portfolio on such dates), as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, the Company’s ten largest portfolio companies represented approximately 43% and 62%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates which are its wholly owned asset manager affiliates represented 19% and 25% of the total fair value of the Company’s investments at September 30, 2013 and December 31, 2012, respectively. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 16% and 17% of the total fair value of the Company’s investments at September 30, 2013 and December 31, 2012, respectively.

Investment in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies. Preferred shares or subordinated securities issued by CLO Funds are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. CLO Funds managed by the Asset Manager Affiliates (“CLO Fund securities managed by affiliates”) invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

The subordinated securities and preferred share securities are considered equity positions in the CLO Funds and, as of September 30, 2013 and December 31, 2012, the Company had approximately $82 million and $83 million, respectively, of CLO Fund securities at fair value. The cost basis of the Company’s investment in CLO Fund securities as of September 30, 2013 was approximately $101 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $19 million. The cost basis of the Company’s investment in CLO Fund equity securities as of December 31, 2012, was approximately $90 million and aggregate unrealized depreciation on the CLO Fund securities totaled approximately $7 million.

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

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly dividend distributions to the Company and are paying all senior and subordinate management fees to the Asset Manager Affiliates. With the exception of the Katonah III, Ltd. and the Katonah V, Ltd. CLO Funds, all third-party managed CLO Funds are making dividend distributions to the Company.

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

The following table summarizes the fair value of investments by the above Fair Value Measurements and Disclosures fair value hierarchy levels as of September 30, 2013 (unaudited) and December 31, 2012, respectively:

As of September 30, 2013 (unaudited)
	Level I	Level II	Level III	Total
Money market account	$—	$9,055,634	$—	$9,055,634
Debt securities	—	93,960,395	163,399,513	257,359,908
CLO Fund securities	—	—	82,152,488	82,152,488
Equity securities	—	—	9,385,053	9,385,053
Asset Manager Affiliates	—	—	82,533,000	82,533,000
Total	$—	$103,016,029	$337,470,054	$440,486,083

As of December 31, 2012
	Level I	Level II	Level III	Total
Time deposit and money market account	$—	$32,486,658	$—	$32,486,658
Debt securities	—	59,172,476	51,865,406	111,037,882
CLO Fund securities	—	—	83,257,507	83,257,507
Equity securities	—	—	8,020,716	8,020,716
Asset Manager Affiliates	—	—	77,242,000	77,242,000
Total	$—	$91,659,134	$220,385,629	$312,044,763

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

The Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using the Income Approach and also considers recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt investments. Because the Company has not identified any market index that directly correlates to the loan and debt investments held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Income Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

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

	Nine Months Ended September 30, 2013 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Transfers out of Level III¹	(3,275,405)	—	—	—	(3,275,405)
Transfers into Level III²	32,875,096	—	—	—	32,875,096
Net accretion of discount	130,353	140,204	—	—	270,557
Purchases	161,572,878	11,957,500	1,097,220	—	177,344,216
Sales / Paydowns	(64,121,022)	(621,883)	(265,962)	—	(67,725,485)
Total realized gain (loss) included in earnings	255,338	—	(551,636)	—	(296,298)
Total unrealized gain (loss) included in earnings	(15,903,131)	(12,580,840)	1,084,715	5,291,000	(22,108,256)
Balance, September 30, 2013	$163,399,513	$82,152,488	$9,385,053	$82,533,000	$337,470,054

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(15,903,131)	(12,580,840)	1,084,715	5,291,000	(22,108,256)

¹The transfers to Level II from Level III in the nine months ended September 30, 2013 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors and/or broker dealers as a result of liquidity in the credit markets.

²Transfers into Level III represent a transfer of $32,875,096 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2013.

	Year Ended December 31, 2012
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2011	$83,094,677	$48,438,317	$6,040,895	$40,814,000	$178,387,889
Transfers out of Level III¹	(5,611,522)	—	—	—	(5,611,522)
Transfers into Level III²	5,978,696	—	—	—	5,978,696
Net accretion of discount	96,275	1,137,344	—	—	1,233,619
Purchases	24,076,063	24,715,500	1,815,978	13,263,228	63,870,769
Sales/Paydowns	(34,476,308)	(2,234,916)	—	—	(36,711,224)
Total realized and unrealized gain (loss) included in earnings	(21,292,475)	11,201,262	163,843	(2,395,228)	(12,322,598)
Issuance of Common Stock	—	—	—	25,560,000	25,560,000
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,246,965)	11,908,905	163,843	(2,880,201)	945,582

¹Transfers out of Level III represent a transfer of $5,611,522 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2013

²Transfers into Level III represent a transfer of $5,978,696 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2012.

As of September 30, 2013, the Company’s Level II portfolio investments were valued by a third party pricing service for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $103,016,029 as of September 30, 2013.

As of September 30, 2013, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 1,402,432	Enterprise Value	Average EBITDA Multiple	10.2x
	$ 140,151,473	Income Approach	Implied Discount Rate	2.9% - 14.8% (5.2%)
	$ 20,773,009	Market Approach	Third Party Quote	93 – 100 (97)
	$ 30,981	Options Value	Qualitative Inputs[1]
	$ 41,618	Recovery Approach	Qualitative Inputs[1]
Equity Securities	$ 9,381,053	Enterprise Value	Average EBITDA Multiple	3.8x - 7.7x (6.7x)
	$ 4,000	Options Value	Qualitative Inputs[1]
CLO Fund Securities	$ 49,580,988	Discounted Cash Flow	Discount Rate	11.0% - 13.0% (12.0%)
			Probability of Default	1.0% - 2.5% (2.0%)[2]
			Loss Severity	10% - 50% (33%)[2]
			Recovery Rate	50% - 90% (67%)[2]
			Prepayment Rate	25%
	$ 32,571,500	Market Approach	Third Party Quote	85-93
Asset Manager Affiliate	$ 82,533,000	Discounted Cash Flow	Discount Rate	1.79% - 11.05% (7.38%)[2]
Total Level III Investments	$ 337,470,054

¹ The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

² The Range of Inputs (Weighted Average) for the CLO Fund Securities is a result of the range of significant unobservable inputs used over the multi-period cash flows.

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

5. ASSET MANAGER AFFILIATES

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At September 30, 2013, Asset Manager Affiliates had approximately $3.4 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $83 million.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees the Asset Manager Affiliates receive have two components - a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, four managed funds received incentive fee distributions.

The revenue that the Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying the expenses associated with their operations, including compensation of their employees, may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as “dividends from Asset Manager Affiliates” and are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on the Company’s statement of operations. For the nine months ended September 30, 2013, the Asset Manager Affiliates made distributions of $9.63 million to the Company. For the nine months ended September 30, 2012, the Asset Manager Affiliates made distributions of $2.95 million to the Company; dividends are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates as income on the Company’s statement of operations.

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily based on an analysis of both a percentage of their assets under management and the Asset Manager Affiliates’ estimated operating income. Any change in value from period to period is recognized as unrealized gain or loss. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology. For the nine months ended September 30, 2013 the Asset Manager Affiliates had an increase in unrealized appreciation of approximately $5.2 million.

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

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2013	December 31, 2012
Investments of CLO Funds, at fair value	$3,197,682,489	$3,255,805,442
Restricted cash of CLO Funds	172,496,689	53,322,266
Total assets	3,441,140,289	3,847,297,787
CLO Fund liabilities at fair value	3,247,168,002	3,459,529,711
Total liabilities	3,335,977,283	3,698,915,974
Appropriated retained earnings of consolidated VIEs	60,532,873	104,870,995

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income - investments of CLO Funds	$33,199,077	$33,444,575	$97,056,892	$96,512,395
Total income	35,534,142	34,396,116	106,002,617	99,696,090
Interest expense of CLO Fund liabilities	25,862,607	29,092,478	83,083,023	84,953,300
Total expenses	30,116,957	33,314,268	104,705,089	97,500,175
Net realized and unrealized gains (losses)	(113,010,013)	(28,525,250)	(27,443,229)	132,794,725
Net income (loss) attributable to noncontrolling interests in consolidated Variable Interest Entities	(110,067,391)	(28,122,928)	(32,032,457)	134,419,700
Net income (loss) attributable to Asset Manager Affiliates	657,770	494,936	3,673,360	439,289

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2013	December 31, 2012
Total investments at fair value	$314,295,144	$310,402,779
Cash	8,748,537	13,018,610
Total assets	323,938,739	324,159,013
CLO Debt at fair value	313,773,350	310,470,318
Total liabilities	319,129,199	315,824,162
Total Net Assets	4,809,541	8,334,851

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income from investments	$3,159,181	$3,252,052	$9,475,779	$9,568,894
Total income	3,275,769	3,332,694	10,040,995	9,960,031
Interest expense	2,945,246	3,261,088	8,788,530	8,761,845
Total expenses	3,178,899	3,528,707	9,663,333	9,668,620
Net realized and unrealized gains (losses)	481,017	(7,171,154)	(3,902,972)	(9,121,382)
Increase (decrease) in net assets resulting from operations	577,887	(7,367,166)	(3,525,310)	(8,829,971)

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

At September 30, 2013 there were no intercompany balances between the Company and its Asset Manager Affiliates.

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

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At September 30, 2013, there was $20 million outstanding under the Trimaran Credit Facility, which is included in our Listing of Investments.

For the nine months ended September 30, 2013 the Company recognized interest income related to the Trimaran Credit Facility of $792,000.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of September 30, 2013 (unaudited)	As of December 31, 2012

Convertible Notes, due March 15, 2016	$49,008,000	$60,000,000
Retail Notes, due September 30, 2019	$41,400,000	$41,400,000
Notes Issued by KCAP Senior Funding I, LLC (net of discount: $3,319,780)	$102,110,220	$-

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2013 were 5.08% and 7.67 years, respectively, and as of December 31, 2012 were 8.19% and 4.68 years, respectively.

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

The Convertible Notes are convertible into shares of Company’s common stock. As of September 30, 2013 the conversion rate was 125.0814 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.99 per share of common stock. The conversion rate is subject to adjustment upon certain events. Subsequent to the reporting period, the conversion rate is approximately 126.2342 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.92 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or cash and retire the full amount of debt outstanding.

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Convertible Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes.

No holder of Convertible Notes will be entitled to receive shares of the Company’s common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of the Company’s common stock outstanding at such time. The 5.0% limitation shall no longer apply following the effective date of any fundamental change. At September 30, 2013, the Company was in compliance with all of its debt covenants.

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the facility on an effective yield method, of which approximately $986,000 remains to be amortized. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. Due to the cash conversion option imbedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the nine months ended September 30, 2013 total realized losses on extinguishment of debt were approximately $330,000.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At September 30, 2013, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The fair value of the Company’s outstanding Convertible Notes was approximately $57.1 million at September 30, 2013. The fair value was determined based on the average of indicative bid and offer pricing for the Convertible Notes.

Retail Notes

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Retail Notes due 2019. The net proceeds for the Retail Notes, following underwriting expenses, were approximately $39.9 million. Interest on the Retail Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The Notes mature on September, 30, 2019. The Retail Notes are senior unsecured obligations of the Company. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the Retail Notes, the Company is limited in its ability to make distributions in certain circumstances. At September 30, 2013, the Company was in compliance with all of its debt covenants.

In connection with the issuance of the Retail Notes, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.3 million remains to be amortized.

Fair Value of Retail Notes.  The Retail Notes were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding Retail Notes was approximately $42 million at September 30, 2013. The fair value was determined based on the average of indicative bid and offer pricing for the Retail Notes.

The Facility

In February 2012, we entered into a Note Purchase Agreement with Credit Suisse AG, Cayman Islands Branch (“CS”), Credit Suisse Securities (USA) LLC, as arranger, The Bank of New York Mellon Trust Company, National Association, as collateral administrator and collateral agent, and KCAP Funding, a special-purpose bankruptcy remote wholly-owned subsidiary of ours, under which we may obtain up to $30 million in financing (the “Facility”). The scheduled maturity date for the Facility is December 20, 2014. Interest on the Facility is LIBOR + 300 basis points and payable quarterly. As of September 30, 2013, there were no amounts outstanding under the Facility and the Company was in compliance with all of its debt covenants.

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

The secured notes (the “Senior Funding I Secured Notes”) were issued as Class A-1 senior secured floating rate notes which have an initial face amount of $77,250,000, are rated AAA ( sf )/Aaa ( sf ) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B-1 senior secured floating rate notes which have an initial face amount of $9,000,000, are rated AA ( sf )/Aa2 ( sf ) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 3.25%, Class C-1 secured deferrable floating rate notes which have an initial face amount of $10,000,000, are rated A ( sf )/A2 ( sf ) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D-1 secured deferrable floating rate notes which have an initial face amount of $9,000,000, are rated BBB ( sf )/Baa2 ( sf ) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “Senior Funding I Subordinated Notes”), which have an initial face amount of $34,750,000. The Senior Funding I Subordinated Notes do not bear interest and are not rated. Both the Senior Funding I Secured Notes and the Senior Funding I Subordinated Notes have a stated maturity on the payment date occurring in July, 2024, and are subject to a two year non-call period. The Issuer has a four year reinvestment period.

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

As of September 30, 2013, there were 55 investments in portfolio companies with a total fair value of approximately $138 million, collateralizing the secured notes of the Issuer. At September 30, 2013, there were unamortized issuance costs of approximately $3.7 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $3.1 million included in liabilities in the accompanying balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period ended September 30, 2013, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $1.05 million consisting of stated interest expense of approximately $711,000, accreted discount of approximately $156,000 and deferred debt issuance costs of approximately $185,000. Effective June 18, 2013 and as of September 30, 2013 the interest charged under the securitization was based on an initial LIBOR, which was 0.32%. The classes, interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense

KCAP Senior Funding LLC Class A-1 Notes	1.82%	150	$410,740
KCAP Senior Funding LLC Class B-1 Notes	3.57%	325	93,791
KCAP Senior Funding LLC Class C-1 Notes	4.57%	425	133,379
KCAP Senior Funding LLC Class D-1 Notes	5.57%	525	146,291
Total			$784,200

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, and D-1 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 77,250,000	$9,000,000	$10,000,000	$9,000,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A-1, B-1, C-1 and D-1 Notes are as follows:

	As of
	September 30, 2013
	(unaudited)
	Principal Amount	Carrying Value	Fair Value

KCAP Senior Funding LLC Class A-1 Notes	$77,250,000	$74,945,506	$75,511,875
KCAP Senior Funding LLC Class B-1 Notes	9,000,000	8,731,515	8,685,000
KCAP Senior Funding LLC Class C-1 Notes	10,000,000	9,701,684	9,550,000
KCAP Senior Funding LLC Class D-1 Notes	9,000,000	8,731,515	8,550,000
Total	$105,250,000	$102,110,220	$102,296,875

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2013:

Nine Months Ended
September 30, 2013
(unaudited)

Net increase in net assets resulting from operations	$15,649,325
Net change in unrealized (appreciation) depreciation from investments	(6,917,159)
Excess capital losses over capital gains	12,366,409
Income not on GAAP books currently taxable	127,231
Income not currently taxable	(61,050)
Expenses not currently deductible	151,637
Taxable income before deductions for distributions	$21,316,393

Taxable income before deductions for distributions per weighted average shares for the period	$0.67

For the quarter ended September 30, 2013, the Company declared a dividend on September 13, 2013 of $0.25 per share for a total of approximately $8.3 million. The record date was October 8, 2013 and the dividend was distributed on October 29, 2013.

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

At September 30, 2013, the Company had a net capital loss carryforward of approximately $66 million begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2013, the Company had total commitments of approximately $24.8 million; approximately $3.6 million were undrawn. As of December 31, 2012, the Company had no outstanding commitment to make investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company issued 54,037 and 76,208 shares, respectively, of common stock under its dividend reinvestment plan. For the nine months ended September 30, 2013, the Company issued 245,741 shares of restricted stock, no shares were forfeited and 5,000 shares of restricted stock were vested. For the year ended December 31, 2012, the Company issued 34,757 shares of restricted stock, 232,768 shares were forfeited and 97,071 shares vested. The total number of shares of the Company’s common stock issued and outstanding as of September 30, 2013 and December 31, 2012 was 33,314,779 and 26,470,408, respectively.

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

Information with respect to options granted, exercised and forfeited under the Plan for the period January 1, 2012 through September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2012	60,000	$7.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2012	60,000	$7.24	6.5	$172,400
Granted	—	—
Exercised	(10,000)	—
Forfeited	—	—
Outstanding at September 30, 2013	50,000	$7.72	5.6	$162,840

Total vested at September 30, 2013	50,000	$7.72	5.6

[1]	Represents the difference between the market value of shares of the Company upon exercise of the options at September 30, 2013 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the nine months ended September 30, 2013 and 2012, the Company recognized no non-cash compensation expense related to stock options. At September 30, 2013, the Company had no remaining compensation cost related to unvested stock option-based awards.

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

On June 13, 2008, the Company’s Board of Directors authorized the Company to allow employees who agree to cancel options that they hold to receive shares of the Company's common stock to receive 1 share of restricted stock for every 5 options so cancelled. The shares of restricted stock received by employees through any such transaction will vest annually generally over the remaining vesting schedule as was applicable to the cancelled options. Subsequently, employees holding options to purchase 1,295,000 shares individually entered into agreements to cancel such options and to receive 259,000 shares of restricted stock. As of September 30, 2013, 233,998 of such shares were vested and converted to common shares. The remaining 25,002 shares have been forfeited.

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

On June 14, 2013, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors. Such awards, of restricted stock will vest as to 50% of the shares on the third anniversary of the grant date and the remaining 50% of the shares on the fourth anniversary of the grant date.

During the nine months ended September 30, 2013, 5,000 shares of restricted stock had vested. As of September 30, 2013, after giving effect to these restricted stock awards, there were 272,998 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2012 through September 30, 2013 is as follows:

	Unvested Restricted Shares	Weighted Average Exercise Price per Share
Unvested shares outstanding at January 01, 2012	327,339	$6.46
Granted	34,757	$6.66
Vested	(97,071)	$9.08
Forfeited	(232,768)	$5.37
Unvested shares outstanding at December 31, 2012	32,257	$6.69
Granted	245,741	$10.79
Vested	(5,000)	$(8.25)
Forfeited	—	$-
Outstanding at September 30, 2013	272,998	$10.35

Total non-vested shares at September 30, 2013	272,998	$10.35

For the nine months ended September 30, 2013, non-cash compensation expense related to restricted stock was approximately $338,000; of this amount approximately $178,000 was expensed at the Company, and approximately $161,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2012, non-cash compensation expense related to restricted stock was approximately $418,000; of this amount approximately $404,000 was expensed at the Company and approximately $14,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of September 30, 2013, the company had approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 3.6 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the $255,000 maximum eligible compensation, which fully vest at the time of contribution. For the nine months ended September 30, 2013 and 2012, the Company made contributions to the 401K Plan of approximately $47,000 and $34,000, respectively.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the nine months ended September 30, 2013, the Company made a contribution of approximately $135,000 to the Profit-Sharing Plan and a contribution of $104,000 to the Profit Sharing Plan for the nine months ended September 30, 2012.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2013 for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the financial statements.

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

Katonah Debt Advisors, a registered investment adviser, is a wholly-owned portfolio company of the Company. Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, we purchased Trimaran Advisors, a registered investment adviser and CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of our common stock. Contemporaneously with the acquisition of Trimaran Advisors, we acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of September 30, 2013, Katonah Debt Advisors and Trimaran Advisors are our only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and collectively have approximately $3.4 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from us by separate management teams and investment committees.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at September 30, 2013 was $7.96. On September 30, 2013, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $8.95.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value per share was $7.96 and $7.85 as of September 30, 2013 and December 31, 2012, respectively. As we must report our assets at fair value for each reporting period, net asset value also represents the amount of stockholder’s equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities. The table below sets forth information relating to our net asset value and net asset value per share.

	September 30, 2013 (unaudited)		December 31, 2012
	Fair Value ¹	Per Share ¹	Fair Value ¹	Per Share ¹
Investments at fair value:
Investments in time deposits	$—	$-	$1,942,834	$0.07
Investments in money market accounts	9,055,634	0.27	30,543,824	1.15
Investments in debt securities	257,359,908	7.73	111,037,882	4.19
Investments in CLO Fund securities	82,152,488	2.47	83,257,507	3.15
Investments in equity securities	9,385,053	0.28	8,020,716	0.30
Investments in Asset Manager Affiliates	82,533,000	2.48	77,242,000	2.92
Cash	9,721,704	0.29	738,756	0.03
Restricted Cash	5,999,041	0.18	—	-
All other assets	11,806,094	0.35	6,476,954	0.24

Total Assets	$468,012,922	$14.05	$319,260,473	$12.06

Convertible Notes	$49,008,000	$1.47	$60,000,000	$2.27
Retail Notes	41,400,000	1.24	41,400,000	1.56
Payable for open trades	7,974,944	0.24	—	-
Notes payable - KCAP Senior Funding I, LLC (net of discount)	102,110,220	3.07	—	-
Other liabilities	2,437,029	0.07	9,984,814	0.38

Total Liabilities	$202,930,193	$6.09	$111,384,814	$4.21

NET ASSET VALUE	$265,082,729	$7.96	$207,875,659	$7.85

¹	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America ("GAAP"). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively in that our shares may trade based on a percentage of net asset value and individual investors may weight certain balance sheet items differently in performing an analysis of the Company.

Investment Portfolio Summary Attributes as of and for the Nine Months ended September 30, 2013

Our investment portfolio generates net investment income which is generally used to pay principal and interest on our borrowings and to fund our dividend. Our investment portfolio consists of three primary components: debt securities, CLO Fund securities and our investments in the Asset Manager Affiliates. We also have investments in equity securities of approximately $9 million, which comprises approximately 2% of our investment portfolio. Below are summary attributes for each of our primary investment portfolio components (see “—Investment Securities” for a more detailed description) as of and for the nine months ended September 30, 2013:

Debt Securities

•	represent approximately 58% of investment assets;
•	represent credit instruments issued by corporate borrowers;

•	primarily senior secured and junior secured loans (70% and 16% of debt securities, respectively);
•	spread across 27 different industries and 79 different entities;
•	average balance per investment of approximately $3.3 million;
•	all but four issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations; and
•	weighted average interest rate of 6.8% on income producing debt investments.

CLO Fund Securities (as of the last monthly trustee report prior to September 30, 2013 unless otherwise specified)

•	represent approximately 19% of investment assets at September 30, 2013;
•	83% of CLO Fund securities represent investments in subordinated securities or equity securities issued by CLO Funds and 17% of CLO Fund securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	17 different CLO Fund securities; 13 of such CLO Fund securities are managed by our Asset Manager Affiliates; and
•	two CLO Fund securities, not managed by our Asset Manager Affiliates, representing a fair value of $401,000, are not currently providing a dividend payment to the Company.

Asset Manager Affiliates

•	represent approximately 19% of fair value of investment assets;
•	have approximately $3.4 billion of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive fee provided that the CLO Fund achieves a minimum designated return on investment;
•	dividends paid by our Asset Manager Affiliates are recognized as dividend income from Asset Manager Affiliates on our statement of operations and are an additional source of income to pay our dividend;
•	for the nine months ended September 30, 2013, our Asset Manager Affiliates had EBITDA of approximately $8.6 million; and
•	for the nine months ended September 30, 2013, our Asset Manager Affiliates made a distribution of approximately $9.6 million to the Company in the form of a dividend which is recognized as current earnings to the Company.

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

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and, with respect to certain of our borrowings, the base index rate for the period. Debt issuance costs represent fees, original issuance discount, and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in net assets resulting from operations before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2013, net investment income and net realized losses were approximately $2.8 million, or $0.08 per share. For the three months ended September 30, 2012, net investment income and net realized gains were approximately $3.4 million or $0.13 per share.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three and nine months ended September 30, 2013, the Company’s investments had a net increase in unrealized appreciation of approximately $3.1 million and $6.9 million, respectively. During the three and nine months ended September 30, 2012, the Company’s investments had a net increase in unrealized appreciation of approximately $6.0 million and a net increase in unrealized depreciation $1.8 million, respectively.

The net increase in unrealized appreciation of approximately $3.1 million for the three months ended September 30, 2013 is primarily due to (i) an approximate $10.6 million net increase in the unrealized appreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net decrease of approximately $2.8 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate decrease of $4.8 million in the unrealized depreciation of our Asset Manager Affiliates.

The net increase in unrealized appreciation of approximately $6.9 million for the nine months ended September 30, 2013 is primarily due to (i) an approximate $14.0 million net increase in the unrealized depreciation of certain loans and equity positions as a result of credit considerations and current market conditions; (ii) a net decrease of approximately $12.3 million in the unrealized appreciation of CLO Fund securities; and (iii) an approximate increase of $5.2 million in the unrealized depreciation of our Asset Manager Affiliates.

Net Change in Net Assets Resulting From Operations

The net change in net assets resulting from operations for the three months ended September 30, 2013 and 2012 was a decrease and increase of approximately $93,000 and $9.4 million, respectively, or $0.00 and $0.35 per share, respectively. The net change in net assets resulting from operations for the nine months ended September 30, 2013 and 2012 was an increase of approximately $15.6 million and $11.6 million, respectively, or $0.49 and $0.45 per share, respectively.

Dividends

For the three months ended September 30, 2013, we declared a $0.25 dividend per share. As a result, there was a dividend distribution of approximately $8.3 million for the third quarter declaration, which was booked in the fourth quarter. We intend to continue to distribute quarterly dividends to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

	Dividend	Declaration Date	Record Date	Pay Date
2013:
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013
Total declared in 2013	$0.81

2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012
Total declared in 2012	$0.94

Due to our ownership of our Asset Manager Affiliates and certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. For the three months ended September 30, 2013, our Asset Manager Affiliates earned approximately $3.4 million of EBITDA and made a distribution of approximately $3.3 million to the Company. For the nine months ended September 30, 2012, our Asset Manager Affiliates earned approximately $2.9 million of EBITDA and made a distribution of $3.0 million to the Company. Dividends are recorded as declared (where declaration date represents ex-dividend date) by our Asset Manager Affiliates as income on our statement of operations. It is anticipated that our Asset Manager Affiliates will make further dividend distributions to the Company during 2013.

INVESTMENT PORTFOLIO

Investment Objective

Our investment objective is to generate current income and capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also expects to receive distributions of recurring fee income and to generate capital appreciation from its investments in the asset management businesses of the Asset Manager Affiliates. We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments. In addition, we may also invest in debt and equity securities issued by CLO Funds managed by our Asset Manager Affiliates or by other asset managers.

The following table shows the Company’s portfolio by security type at September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)			December 31, 2012
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Time Deposits	$-	$-	-%	$1,942,834	$1,942,834	1%
Money Market Account	9,055,634	9,055,634	3	30,543,824	30,543,824	15
Senior Secured Loan	186,686,207	179,395,497	68	67,874,565	60,258,885	29
Junior Secured Loan	44,327,364	41,309,810	16	49,646,273	33,486,956	17
Senior Unsecured Loan	20,000,000	20,000,000	8	-	-	-
First Lien Bond	2,939,165	2,556,300	1	2,928,762	3,000,000	1
Senior Subordinated Bond	1,037,667	1,061,901	-	2,729,088	2,735,881	1
Senior Secured Bond	1,519,751	1,537,500	1	-	-	-
Senior Unsecured Bond	10,830,904	11,338,900	4	10,798,463	11,185,000	5
CLO Fund Securities	101,346,359	82,152,488	31	90,146,410	83,257,507	40
Equity Securities	18,655,209	9,385,053	4	18,375,588	8,020,716	4
Preferred Stock	400,000	160,000	-	400,000	371,160	-
Asset Manager Affiliates	83,273,236	82,533,000	30	83,161,529	77,242,000	37
Total	$480,071,496	$440,486,083	166%	$358,547,336	$312,044,763	150%

¹	Calculated as a percentage of net asset value.

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

Our Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ materially from the values that would have existed had a readily available market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

We derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the underlying assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Income Approach”) and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Income Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. The appropriateness of specific valuation methods and techniques may change as market conditions and available data change.

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

We derive fair value for our illiquid investments that do not have indicative fair values based upon active trades primarily by using the Income Approach and also consider recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. We have identified these two indices as benchmarks for broad market information related to our loan and debt investments. Because we have not identified any market index that directly correlates to the loan and debt investments held by us and therefore use the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Income Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy.

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

At September 30, 2013 and December 31, 2012, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 6.8% and 7.5%, respectively.

The investment portfolio (excluding the Company’s investments in its Asset Manager Affiliates and CLO Funds) at September 30, 2013 was spread across 27 different industries and 90 different entities with an average balance per entity of approximately $3.3 million. As of September 30, 2013, all but four of our issuers (representing less than 1% of total investments at fair value) were current on their debt service obligations. Our portfolio, including the CLO Funds in which it invests, and the CLO Funds managed by our Asset Manager Affiliates consist almost exclusively of credit instruments issued by corporations.

We may invest up to 30% of our investment portfolio in opportunistic investments in high-yield bonds, debt and equity securities of CLO Funds or, distressed debt or equity securities of public companies. At September 30, 2013, approximately 21% of our total assets were invested in such assets.

At September 30, 2013, our ten largest portfolio companies represented approximately 43% of the total fair value of our investments. Our largest investment is comprised of our wholly-owned Asset Manager Affiliates and represented 19% of the total fair value of our investments. Excluding our Asset Manager Affiliates and CLO Fund securities, our ten largest portfolio companies represent approximately 16% of the total fair value of our investments.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2013, we had approximately $82 million invested in CLO Fund securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund investments as of September 30, 2013 and December 31, 2012 are as follows:

			September 30, 2013 (unaudited)		December 31, 2012
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,736,829	$1,086,790	$4,925,009	$3,124,924
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,620,131	400,000	2,242,014	600,000
Katonah V, Ltd.[3]	Preferred Shares	16.4	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	10.3	4,505,993	1,656,378	4,574,393	2,120,168
Katonah VIII CLO Ltd.[2]	Subordinated Securities	6.9	3,392,605	1,232,090	3,450,705	2,171,998
Katonah IX CLO Ltd.[2]	Preferred Shares	26.7	2,038,587	1,041,858	2,082,987	1,488,895
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,781,724	6,407,441	11,934,600	9,455,511
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	31,207,930	28,903,797	31,189,147	30,091,886
Katonah 2007-I CLO Ltd.[2]	Class B-2L Notes	100.0	1,286,457	9,520,000	1,252,191	9,140,000
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	3,560,700	2,473,769	3,616,600	3,575,571
Trimaran CLO V, Ltd.[2]	Subordinated Notes	20.8	2,726,500	1,848,975	2,757,100	2,930,004
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	2,807,800	1,929,246	2,894,700	2,936,626
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	3,136,900	2,599,644	3,146,900	3,357,924
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	8,992,300	7,599,000	8,982,400	8,493,000
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	42.9	3,826,002	4,170,000	3,777,664	3,770,000
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	9,448,400	8,325,000	—	—
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	2,957,500	2,957,500	—	—
Total			$101,346,358	$82,152,488	$90,146,410	$83,257,507

¹	Represents percentage of class held.
²	An affiliate CLO Fund managed by an Asset Manager Affiliate.
³	As of September 30, 2013, this CLO Fund security was not providing a dividend distribution.

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

Due to the individual attributes of each CLO Fund security, they are classified as a Level III (as described in—“Critical Accounting Policies—Valuation of Portfolio Investments” below) investment unless specific trading activity can be identified at or near the valuation date. When available, Level II (as described in “Critical Accounting Policies—Valuation of Portfolio Investments” below) market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterizations of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. We evaluate the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

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

The unaudited table below summarizes certain attributes of each CLO Fund as per their most recent trustee reports as of September 30, 2013:

CLO Fund Securities[1]	Number of Securities	Number of Issuers	Number of Industries	Average Security Position Size	Average Issuer Position Size
Grant Grove CLO, Ltd.[2]	243	202	33	$875,556	$1,053,268
Katonah III, Ltd.[2]	6	3	3	37,182	74,364
Katonah V, Ltd.[2]	34	5	7	405,778	2,759,290
Katonah VII CLO Ltd.	92	62	24	1,710,558	2,538,248
Katonah VIII CLO Ltd.	116	83	26	1,936,448	2,706,361
Katonah IX CLO Ltd.	150	103	24	2,013,564	2,932,375
Katonah X CLO Ltd.	216	171	28	2,140,818	2,704,191
Katonah 2007-I CLO Ltd.	186	155	28	1,721,291	2,065,549
Trimaran CLO IV, Ltd.	61	54	18	2,891,182	3,265,965
Trimaran CLO V, Ltd.	97	83	24	2,143,226	2,504,734
Trimaran CLO VI, Ltd.	102	86	20	1,854,561	2,199,596
Trimaran CLO VII, Ltd.	162	138	25	2,887,761	3,389,980
Catamaran 2012-1 CLO Ltd.	167	152	26	2,394,010	2,630,261
Catamaran 2013-1 CLO Ltd.	162	146	27	2,411,208	2,675,450

¹	All data from most recent Trustee reports as of September 30, 2013.
²	Managed by non-affiliates as of September 30, 2013.

All CLO Funds managed by Asset Manager Affiliates are currently making quarterly dividend distributions to us and are paying all senior and subordinate management fees to our Asset Manager Affiliates. With the exception of the Katonah III, Ltd. CLO Fund and the Katonah V, Ltd. CLO Fund, all third-party managed CLO Funds held as investments are making quarterly dividend distributions to us.

Asset Manager Affiliates

Our Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist exclusively of credit instruments issued by corporations. As of September 30, 2013, our Asset Manager Affiliates had approximately $3.4 billion of par value of assets under management on which they earn management fees, and had a fair value of approximately $83 million.

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

The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The annual management fees our Asset Manager Affiliates receive have two components: a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by our Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2013 (unaudited) and for the year ended December 31, 2012 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2011	$114,673,506	$48,438,317	$6,040,895	$40,814,000	$209,966,718
2012 Activity:
Purchases / originations /draws	$107,417,624	$24,715,500	$1,815,978	$38,823,228	$172,772,330
Pay-downs / pay-offs / sales	(104,504,327)	(2,234,916)	—	—	(106,739,243)
Net accretion of interest	385,590	1,137,344	—	—	1,522,934
Net realized losses	(3,232,975)	—	—	—	(3,232,975)
Increase (decrease) in fair value	(3,701,536)	11,201,262	163,843	(2,395,228)	5,268,341
Fair Value at December 31, 2012	111,037,882	83,257,507	8,020,716	77,242,000	279,558,105
Year to Date 2013 Activity:
Purchases / originations /draws	201,085,972	11,957,500	1,204,045	—	214,247,517
Pay-downs / pay-offs / sales	(56,544,660)	(621,883)	(372,787)	—	(57,539,330)
Net accretion of interest	303,667	140,204	—	—	443,871
Net realized gains (losses)	(11,481,072)	(275,872)	(551,636)	111,707	(12,196,873)
Increase (decrease) in fair value	12,958,119	(12,304,968)	1,084,715	5,179,293	6,917,159
Fair Value at September 30, 2013	$257,359,908	$82,152,488	$9,385,053	$82,533,000	$431,430,449

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2013 and 2012.

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

Investment income for the three months ended September 30, 2013 and 2012 was approximately $13 million and $10 million, respectively. Of these amounts, approximately $3.7 million and $3.6 million was attributable to interest income on our loan and bond investments, respectively. For the three months ended September 30, 2013 and 2012, approximately $5 million and $6 million of investment income are attributable to dividends earned on CLO equity investments, respectively.

Investment income for the nine months ended September 30, 2013 and 2012 was approximately $35.3 million and $27 million, respectively. Of these amounts, approximately $9 million and $9 million was attributable to interest income on our loan and bond investments, respectively. For the nine months ended September 30, 2013 and 2012, approximately $16 million and $15 million of investment income is attributable to dividends earned on CLO equity investments, respectively.

Dividends from Asset Manager Affiliates

Distributions of net income from our Asset Manager Affiliates are recorded as “dividends from Asset Manager Affiliates” in our financial statements. The Company may distribute to its shareholders the accumulated undistributed net income of the Asset Manager Affiliates in the future. For purposes of calculating distributable tax income for required quarterly dividends as a RIC, the Asset Manager Affiliates’ net income is further reduced by approximately $5.5 million per annum for tax goodwill amortization resulting from the acquisition of Katonah Debt Advisors by us prior to our initial public offering and our recent acquisition of Trimaran Advisors. As a result, the amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses).

As of September 30, 2013, our investment in the Asset Manager Affiliates had a fair value of approximately $83 million. For the three months ended September 30, 2013 and 2012, our Asset Manager Affiliates had EBITDA of approximately $3.4 million and $1.5 million, respectively. For the nine months ended September 30, 2013 and 2012, our Asset Manager Affiliates had EBITDA of approximately $8.6 million and $2.9 million, respectively. For the three months ended September 30, 2013 and 2012, our Asset Manager Affiliates made distributions of income of approximately $3.3 million and $925,000, respectively. For the nine months ended September 30, 2013 and 2012, our Asset Manager Affiliates made distributions of income of approximately $9.6 million and $2.95 million, respectively. The distributions from our Asset Manager Affiliates in 2013 represent a portion of the expected net income for our Asset Manager Affiliates for the year ending December 31, 2013.

Expenses

Total expenses for the nine months ended September 30, 2013 and 2012 were approximately $14 million and $10 million, respectively. Interest expense and amortization on debt issuance costs for the periods, which includes facility and program fees on the unused loan balance, were approximately $7 million and $5 million, respectively, on average debt outstanding of $136 million and $74 million, respectively. Approximately $3 million and $2 million of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, other expenses included approximately $966,000 for professional fees, insurance, administrative and other. For the three months ended September 30, 2012, other expenses included approximately $1 million for professional fees, insurance, administrative and other. For the three months ended September 30, 2013 and 2012, administrative and other costs (including occupancy expense, insurance, technology and other office expenses) totaled approximately $434,000 and $305,000, respectively. Total expenses for the three months ended September 30, 2013 and 2012 were approximately $5 million and $3 million, respectively. Interest expense and amortization on debt issuance costs for the periods, which includes facility and program fees on the unused loan balance, were approximately $3 million and $2 million, respectively, on average debt outstanding of $197 million and $86 million, respectively. Approximately $1 million and $385,000, of expenses were attributable to employment compensation, including salaries, bonuses and stock option expense for the three months ended September 30, 2013 and 2012, respectively. Compensation expense for the three months ended September 30, 2012 included a one-time adjustment of approximately $520,000 relating to termination of a former employee and the subsequent reversal of the restricted stock award expense.

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

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended September 30, 2013, our total investments had an increase in net unrealized appreciation of approximately $3.1 million. During the three months ended September 30, 2012, our total investments had an increase in net unrealized appreciation of approximately $6.0 million. For the three months ended September 30, 2013, our Asset Manager Affiliates had an increase in net unrealized depreciation of approximately $4.8 million. For the three months ended September 30, 2012, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $1.3 million. For the three months ended September 30, 2013, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $7.9 million. For the three months ended September 30, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $4.7 million.

During the nine months ended September 30, 2013, our total investments had an increase in net unrealized appreciation of approximately $6.9 million. During the nine months ended September 30, 2012, our total investments had an increase in net unrealized depreciation of approximately $1.8 million. For the nine months ended September 30, 2013, our Asset Manager Affiliates had an increase in net unrealized appreciation of approximately $5.2 million. For the nine months ended September 30, 2012, our Asset Manager Affiliates had an increase in net unrealized depreciation of approximately $5.7 million. For the nine months ended September 30, 2013, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $1.7 million. For the nine months ended September 30, 2012, our middle market portfolio of debt securities, equity securities, and CLO Fund securities had a net increase in unrealized appreciation due to fair value adjustments of approximately $3.9 million.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the three months ended September 30, 2013 the net change in net assets resulting from operations was an approximate decrease of $93,000, or $0.00 per share. For the nine months ended September 30, 2013 the net change in net assets resulting from operations was an approximate increase of $15.6 million, or $0.49 per share. The net change in net assets resulting from operations for the three and nine months ended September 30, 2012 was an approximate increase of $9.4 million and $11.6 million, or $0.35 and $0.45 per share, respectively.

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

As of September 30, 2013 and December 31, 2012 the fair value of investments and cash were as follows:

	Investments at Fair Value
	September 30, 2013	December 31, 2012
Security Type	(unaudited)
Cash	$9,721,704	$738,756
Time Deposits	—	1,942,834
Money Market Accounts	9,055,634	30,543,824
Senior Secured Loan	179,395,498	60,258,885
Junior Secured Loan	41,309,810	33,486,956
Senior Unsecured Loan	20,000,000	—
First Lien Bond	2,556,300	3,000,000
Senior Subordinated Bond	1,061,900	2,735,881
Senior Secured Bond	1,537,500	—
Senior Unsecured Bond	11,338,900	11,185,000
CLO Fund Securities	82,152,488	83,257,507
Equity Securities	9,385,053	8,020,716
Preferred	160,000	371,160
Asset Manager Affiliates	82,533,000	77,242,000
Total	$450,207,787	$312,783,519

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such borrowing. As of September 30, 2013, we had approximately $196 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 238%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of Company’s common stock. The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a quarterly dividend of $0.17 per share, but will not be adjusted for any accrued and unpaid interest. The conversion price of the Convertible Notes as of September 30, 2013 is approximately 125.0814 shares of our common stock per $1,000 principle amount of Convertible Notes, equivalent to a conversion price of approximately $7.99 per share of our common stock. Subsequent to the reporting period, the conversion rate of the Convertible Notes is approximately 126.2342 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.92 per share of our common stock. In addition, if certain corporate events occur prior to the maturity date of the Convertible Notes, the conversion rate will be increased for converting holders.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors makes certain determinations. On August 9, 2013, the Company’s shareholders (i) approved the proposal to authorize the Company to sell shares of its common stock, par value $0.01 per share, at a price below the then current net asset value per share of such stock; and (ii) approved a proposal to approve the issuance of shares upon conversion of the Company’s 8.75% Convertible Senior Notes due 2016 (the “ Convertible Notes ”) into more than 20% of our common stock outstanding under applicable NASDAQ listing rules. Even with such approvals, we will need similar future approvals from our shareholders any time after the expiration of such approvals.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are, from time to time, a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2013, the Company had total commitments of approximately $24.8 million; approximately $3.6 million were undrawn. As of December 31, 2012, the Company committed to make no investments in delayed draw senior secured loans.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with US GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission.

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those investments for which a market quotation is readily available and (2) for all other investments and assets, fair value as determined in good faith by our Board of Directors pursuant to procedures approved by our Board of Directors. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the investment, the market for the investment and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Effective January 1, 2008, we adopted Fair Value Measurements and Disclosures, which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

We derive fair value for our illiquid loan investments that do not have indicative fair values based upon active trades primarily by using the Income Approach, and also consider recent loan amendments or other activity specific to the subject asset as described above. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments. Our Board of Directors may consider other methods of valuation to determine the fair value of investments as appropriate, and in conformity with GAAP.

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

Our Board of Directors may consider other methods of valuation to determine the fair value of investments, as appropriate, and in conformity with GAAP.

Extinguishment of Debt. An issuer must derecognize a liability if and only if it has been extinguished through delivery of cash, delivery of other financial assets, delivery of goods or services, or reacquisition by the issuer of its outstanding debt securities whether the securities are cancelled or held. If the debt contains a cash conversion option, the issuer must allocate the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component and recognize a gain or loss in the statement of operations.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. For the nine months ended September 30, 2013 total realized losses on extinguishment of debt were approximately $330,000.

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2013, four issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2012, five issuers representing less than 1% of our total investments at fair value were on non-accrual status.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2013, approximately 90% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2013, we had $195.7 million of borrowings outstanding at a weighted average rate of 5.08%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising or lowering interest rates, the cost of the proportion of our debt associated with our Convertible Notes or Retail Notes would remain the same at 8.75% and 7.375%, respectively, given that this debt is at a fixed rate. We would expect that an increase in the base rate index for our floating rate investment assets would increase our net investment income and that a decrease in the base rate index for such assets would decrease our net investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2013 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $652,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $126,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2013.

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

Since 2010 we engaged an independent valuation firm, to provide a third-party review of our CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that our CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow for fair value purposes and that the inputs were being employed correctly.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we did not engage in any sales of unregistered securities during the three months ended September 30, 2013, we issued a total of 16,105 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the nine months ended September 30, 2013, the aggregate value of the shares of our common stock issued under our DRIP was approximately $564,000.

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

KCAP Financial, Inc.

Date: November 7, 2013	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

10.1	Purchase Agreement, dated June 16, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC, KCAP Senior Funding I, LLC and Guggenheim Securities, L Current Report on Form 8-K filed June 19, 2013)

10.2	Master Loan Sale Agreement, dated June 18, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC and KCAP Senior Funding I, LLC (previously filed 8-K filed June 19, 2013)

10.3	Indenture, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and U.S. Bank National Association (previously filed as Exhibit 10.3 to KCAP Financial, Inc.’s Current Report on Form 8-K filed June 19, 2013)

10.4	Collateral Management Agreement, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and KCAP Financial, Inc. (previously filed as Exhibit 10.4 to KCAP Financial, Inc.’s Current Report on Form 8-K filed June 19, 2013)

10.5	Collateral Administration Agreement, dated June 18, 2013, by and among KCAP Senior Funding I, LLC, KCAP Financial, Inc. and U.S. Bank National Association (previously filed as Exhibit 10.5 to KCAP Financial, Inc.’s Current Report on Form 8-K filed June 19, 2013)

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or agreement.
**	Submitted herewith.

