Form 10-K
period 2013-12-31
KCAP Financial, Inc.
filed 2014-03-13
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(212) 455-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share 7.375% Notes Due 2019	The NASDAQ Global Select Market New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 7, 2014 was approximately $232 million based upon a closing price of $8.14 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 7, 2014 was 33,340,607.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO KCAP FINANCIAL, INC.

In this Annual Report on Form 10-K (this “Annual Report”), the “Company”, “KCAP”, “we”, “us” and “our” refer to KCAP Financial, Inc. and it’s wholly owned subsidiaries, KCAP Funding LLC and KCAP Senior Funding I Holdings, LLC unless the context otherwise requires.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We have three principal areas of investment.

First, we originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies (the “Debt Securities Portfolio”). In addition, from time to time we may invest in the equity securities of privately held middle market companies.

Second, we have invested in asset management companies (Katonah Debt Advisors and Trimaran Advisors, collectively the “Asset Manager Affiliates”) who manage collateralized loan obligation funds (“CLO Funds”).

Third, we invest in debt and equity securities issued by CLO Funds managed by our Asset Manager Affiliates or by other asset managers (the “CLO Fund Securities”).

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent, capital appreciation from the investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $50 million and/or total debt of $25 million to $150 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and therefore we expect them to generate a stable stream of interest income. We also invest in mezzanine debt, which generally is subordinated to senior loans and is generally unsecured. While our primary investment focus is making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments.

With respect to our Asset Manager Affiliates investment, we expect to receive recurring dividend distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $3.2 billion of par value assets under management. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

In our investments in CLO Fund Securities, which are primarily made up of a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates, are anticipated to provide the Company with recurring cash distributions and complement the growth of our Asset Manager Affiliates.

Because we are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor, we do not pay investment advisory fees, but instead incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the year ended December 31, 2013, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 1%, compared to 2% for the year ended December 31, 2012.

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

We intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. Because we also recognize the need to have funds available for operating our business and to make investments, we seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet abnormal and unexpected funding requirements. As a result, we may hold varying amounts of cash and other short-term investments from time-to-time for liquidity purposes.

The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

We were formed in August 2006, as Kohlberg Capital Corporation. In December 2006, we completed our initial public offering (“IPO”), which raised net proceeds of approximately $200 million after the exercise of the underwriters’ over-allotment option. In connection with our IPO, we issued an additional 3,484,333 shares of our common stock in exchange for the ownership interests of Katonah Debt Advisors.

In April 2008, the Company completed a rights offering that resulted in the issuance of 3.1 million shares of our common stock, and net proceeds of $27 million.

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors, with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2013, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively the “Asset Manager Affiliates”) and have approximately $3.2 billion of par value assets under management. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 (the “Advisers Act”), and are managed independently from the Company by a separate portfolio management team.

On July 11, 2012, we changed our name from Kohlberg Capital Corporation to KCAP Financial, Inc.

On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share, raising approximately $51.0 million in gross proceeds. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds.

Including employees of our Asset Manager Affiliates, we employ an experienced team of 16 investment professionals and 30 total staff members. Dayl W. Pearson, our President and Chief Executive Officer, and one of our directors, has been in the financial services industry for over 37 years. During the past 21 years, Mr. Pearson has focused almost exclusively on the middle market and has originated, structured and underwritten over $7 billion of debt and equity securities. R. Jon Corless, our Chief Investment Officer with primary responsibility for the Middle Debt Securities Portfolio, has managed investment portfolios in excess of $4 billion at several institutions and has been responsible for managing portfolios of leveraged loans, high-yield bonds, mezzanine securities and middle market loans. Dominick J. Mazzitelli is the President and portfolio manager of the Asset Manager Affiliates. He has 20 years of experience within the credit markets, with most of his career focused on the leveraged finance markets. Edward U. Gilpin, our Chief Financial Officer, Secretary and Treasurer, has been in financial services for nearly 30 years, with significant experience in overseeing the financial operations and reporting for asset management businesses, including the fair value accounting of CLO securities owned by them.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the “Audit and Accounting Guide for Investment Companies” issued by the AICPA (the “AICPA Guide”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in the AICPA Guide occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. None of the investments made by us qualify for this exception. Therefore, our portfolio investments, including our investments in the Asset Manager Affiliates, are carried on the balance sheet at fair value with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” in our statement of operations until the investment is exited, at which point any gain or loss on exit is reclassified and recognized as a “Net Realized Gain (Loss) from Investments.”

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code (the “Code”) and intend to operate in a manner to maintain our RIC tax treatment. Accordingly, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each year.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2013 was $7.51. On December 31, 2013, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $8.07. In addition, our 7.375% notes due 2019 (“7.375% Notes Due 2019”) are traded on the New York Stock Exchange under the symbol “KAP.”

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

Competitive Advantages

We believe that we can successfully compete with other providers of capital in the markets in which we compete for the following reasons:

•	Internally managed structure and significant management resources. We are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs, which include employing investment and portfolio management professionals, and to make distributions to our stockholders. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately-held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.
•	Multiple sourcing capabilities for middle market investments. We have multiple sources of loans, mezzanine investments and equity investments through our industry relationships.
•	Disciplined investment process. We employ a rigorous credit review and due diligence process which our senior management has developed over an average of approximately 25 years of investing experience.
•	Investments across a wide variety of industries. Our Debt Security Portfolio is spread across 25 different industries and 75 different entities with an average par balance per investment of approximately $3.6 million.

•	Significant equity ownership and alignment of incentives. Our Directors and senior management team and the senior management team of our Asset Manager Affiliates together have a significant equity interest in the Company, ensuring that their incentives are strongly aligned with those of our stockholders.
•	100% ownership of Asset Manager Affiliates. Our CLO Fund investments and management of those securities through the Asset Manager Affiliates provide us with a competitive advantage by creating synergies with our investment operations and a source of recurring dividend cash flows.

Investment Portfolios

Our investment portfolio generates net investment income, which is generally used to pay principal and interest on our borrowings, operating expenses, and to fund our dividends. Our investment portfolio consists of three primary components: the Debt Securities Portfolio, the CLO Fund Securities and our investment in our wholly owned Asset Manager Affiliates.

Debt Securities Portfolio.  We target middle market companies that have strong historical cash flows, experienced management teams and identifiable and defendable market positions in industries with positive dynamics. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt.

We employ a disciplined approach in the selection and monitoring of our investments. Generally, we target investments that will generate a current return through interest income to provide for stability in our net income and place less reliance on realized capital gains from our investments. Our investment philosophy is focused on preserving capital with an appropriate return profile relative to risk. Our investment due diligence and selection generally focuses on an underlying issuer’s net cash flow after capital expenditures to service its debt rather than on multiples of net income, valuations or other broad benchmarks which frequently miss the nuances of an issuer’s business and prospective financial performance. We also generally avoid concentrations in any one industry or issuer. We manage risk by following our internal credit policies and procedures.

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

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2013:

•	represents approximately 61% of total investment portfolio;
•	represents credit instruments issued by corporate borrowers;
•	primarily senior secured and junior secured loans (63% and 18% of debt securities, respectively);
•	spread across 25 different industries and 75 different entities;
•	average par balance per investment of approximately $3.6 million;

•	all but four issuers (representing less than 1% of total investments at fair value) are current on their debt service obligations;
•	weighted average interest rate of 7.3% on income producing debt investments.

Our investments generally average between $1 million to $20 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. We expect that the size of our investments and maturity dates may vary as follows:

•	senior secured term loans from $2 to $20 million maturing in five to seven years;
•	second lien term loans from $5 to $15 million maturing in six to eight years;
•	senior unsecured loans $5 to $23 million maturing in six to eight years;
•	mezzanine loans from $5 to $15 million maturing in seven to ten years; and
•	equity investments from $1 to $5 million.

Asset Manager Affiliates.  We expect to receive distributions of recurring dividends and seek to generate capital appreciation from our investment in our Asset Manager Affiliates. As a manager of the CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual pre-tax operating income equal to the amount by which their fee income exceeds their operating expenses.

The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the management fees earned by our Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The management fees our Asset Manager Affiliates receive generally have three components: a senior management fee and a subordinated management fee. Currently, all CLO Funds managed by Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

Our Asset Manager Affiliates may receive incentive fees from CLO Funds they manage provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares. Subject to market conditions, we expect to continue to make investments in CLO Funds managed by our Asset Manager Affiliates, which we believe will provide us with a current cash investment return. We believe that these investments will provide our Asset Manager Affiliates with greater opportunities to access new sources of capital, which will ultimately increase our Asset Manager Affiliates’ assets under management and resulting management fee income. Currently, four CLO Funds have achieved the minimum investment return threshold and our Asset Manager Affiliates are receiving incentive fees from those CLO Funds.

The after-tax net income that our Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying their expenses pursuant to an overhead allocation agreement with the Company associated with their operations, including compensation of their employees, may be distributed to us. Cash distributions of our Asset Manager Affiliates’ net income are recorded as “Dividends From Asset Manager Affiliates” in our financial statements when declared.

Below are summary attributes for our Asset Manager Affiliates, as of and for the year ended December 31, 2013:

•	represent approximately 17% of total investment portfolio;
•	have approximately $3.2 billion of assets under management;

•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive management fee from a CLO Fund, provided that the CLO Fund achieves a minimum designated return on investment. Currently, four such funds are paying such incentive fees to our Asset Manager Affiliates.
•	dividends paid by our Asset Manager Affiliates are recognized as dividend income from affiliate asset manager on our statement of operations and are an additional source of income to pay our dividend and service our debt obligations; and
•	for the year ended December 31, 2013, we recognized $12.8 million in dividends from our Asset Manager Affiliates.

CLO Fund Securities.  Subject to market conditions, we expect to continue to make investments in the CLO Funds managed by our Asset Manager Affiliates, which we believe will provide us with a current cash investment return. We believe that these investments will provide our Asset Manager Affiliates with greater opportunities to access new sources of capital which will ultimately increase our Asset Manager Affiliates’ assets under management and resulting management fee income.

Below are summary attributes for our CLO Fund Securities, as of December 31, 2013, unless otherwise specified:

•	CLO Fund Securities represent approximately 18% of total investment portfolio at December 31, 2013;
•	82% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 18% of CLO Fund Securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	generated $21 million of distributions to us during the year ended December 31, 2013;
•	Fifteen different CLO Fund Securities; eleven of which are managed by our Asset Manager Affiliates; and

two CLO Fund Securities, not managed by the Asset Manager Affiliates, representing a fair value of $326,000, are not currently providing a dividend payment to us.

Structure and Process

Structure

We are an internally managed BDC with 30 full-time employees (inclusive of employees of our Asset Manager Affiliates). The following are our key functional teams that execute our business strategy:

•	Our BDC investment team consists of 8 professionals who originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies as well as CLO Funds.
•	Our Asset Manager Affiliates team consists of 8 professionals who structure, purchase and manage portfolios of primarily broadly syndicated corporate senior debt in the form of CLOs.
•	The remainder of the employees include senior management, operations, financial accounting, legal, compliance and human resources.

Process

KCAP will review potential investment opportunities and will conduct a due diligence that will typically include a review of historical and prospective financial information, participation in a presentation conducted by the prospective portfolio company’s management and/or the transaction sponsor, a review of the prospective portfolio company’s product or service, an analysis and understanding of the drivers of the particular industry in which the prospective portfolio company operates, and an assessment of the debt service capabilities of the prospective portfolio company under a variety of assumed forecast scenarios. Where appropriate, this will be conducted in conjunction with the relevant industry analysts from the Asset Manager Affiliates.

Due to our ability to source transactions through multiple channels, we expect to continue to maintain a pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

We focus on lending and investing opportunities in:

•	companies with EBITDA of $10 to $50 million;
•	companies with financing needs of $25 to $150 million;
•	companies purchased by top tier private equity sponsors;
•	non-sponsored companies with successful management and systems;
•	high-yield bonds and broadly syndicated loans to larger companies on a selective basis; and
•	equity co-investment in companies where we see substantial opportunity for capital appreciation.

We expect to continue to source investment opportunities from:

•	private equity sponsors;
•	regional investment banks for non-sponsored companies;
•	other middle market lenders with whom we can participate in loans; and
•	our Asset Manager Affiliates, with regard to high-yield bonds and syndicated loans.

In our experience, good credit judgment is based on a thorough understanding of both the qualitative and quantitative factors that determine a company’s performance. Our analysis begins with an understanding of the fundamentals of the industry in which a company operates, including the current economic environment and the outlook for the industry. We also focus on the company’s relative position within the industry and its historical ability to weather economic cycles. Other key qualitative factors include the experience and depth of the management team and the financial sponsor, if any.

Only after we have a comprehensive understanding of the qualitative factors do we focus on quantitative metrics. We believe that with the context provided by the qualitative analysis, we can gain a better understanding of a company’s financial performance. We analyze a potential portfolio company’s sales growth and margins in the context of its competition as well as its ability to manage its working capital requirements and its ability to generate consistent cash flow. Based upon this historical analysis, we develop a set of projections which represents a reasonable underwriting case of most likely outcomes for the company over the period of our investment. We also look at potential downside cases to determine a company’s ability to service its debt in a stressed credit environment.

Elements of the qualitative analysis we use in evaluating investment opportunities include the following:

•	industry fundamentals;
•	competitive position and market share;
•	past ability to work through historical down-cycles;
•	quality of financial and technology infrastructure;
•	sourcing risks and opportunities;
•	labor and union strategy;
•	technology risk;
•	diversity of customer base and product lines;

•	quality of financial sponsor (if applicable); and
•	acquisition and integration history.

Elements of the quantitative analysis we use in evaluating investment opportunities include the following:

•	income statement analysis of growth and margin trends;
•	cash flow analysis of capital expenditures and free cash flow;
•	financial ratio and market share standing among comparable companies;
•	financial projections: underwriting versus stress case;
•	event specific credit modeling;
•	event profile trend;
•	future capital expenditure needs and asset sale plans;
•	downside protection to limit losses in an event of default;
•	risk adjusted returns and relative value analysis; and
•	enterprise and asset valuations.

The origination, structuring and credit approval processes are fully integrated. Our credit team is directly involved in all due diligence and analysis prior to the formal credit approval process by the Investment Committee.

Investment Committee

The Investment Committee consists of the Chairman of the Board of Directors, the Chief Executive Officer, Chief Investment Officer, and two additional members of the Board of Directors. The Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies.

Upon completion of the due diligence investigation, the underwriting team of investment professionals/analysts will prepare a credit underwriting memorandum that will summarize the contemplated transaction, present the investment highlights, analyze the risk in the transaction and mitigating factors to those risks, analyze the prospective portfolio’s historical financial statements, financial projections, industry and management team, and will then present this memorandum with its recommendations to the Investment Committee for review and approval.

The approval of a majority of the Investment Committee will be required for all investments of less than $15 million, and the unanimous approval of the Investment Committee will be required for investments of $15 million or greater.

Monitoring

Our management team has significant experience monitoring credit portfolios. Along with origination and credit analysis, portfolio management is one of the key elements of our business. Most of our investments will not be liquid and, therefore, we must prepare to act quickly if potential issues arise so that we can work closely with management and the private equity sponsor, if applicable, of the portfolio company to take any necessary remedial action quickly. In addition, most of our senior management team, including the credit team at the Asset Manager Affiliates, has substantial workout and restructuring experience.

In order to assist us in detecting issues with our Debt Securities Portfolio companies as early as possible, we perform financial analysis at least quarterly of each portfolio company. This analysis typically includes:

•	A summary of the portfolio company’s current total credit exposure as well as the KCAP portion of this exposure.
•	A summary and update of the portfolio company’s financial condition and performance, including but not limited to, performance versus plan, deterioration/improvement in market position, or industry fundamentals, management changes or additions, and ongoing business strategy.

•	Reaffirmation of, or proposal to change, the risk rating of the underlying investment.
•	A summary of the portfolio company’s financial covenant results vis a vis financial covenant levels established in the credit agreement.
•	Watch list credits will be followed closely and discussed periodically with the Chief Investment Officer, as appropriate.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $7.51 and $7.85 as of December 31, 2013 and December 31, 2012, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2013		December 31, 2012
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Investments in time deposits	$—	$—	$1,942,834	$0.07
Investments in money market accounts(2)	7,112,949	0.21	30,543,824	1.15
Investments in debt securities	266,830,427	8.02	111,037,882	4.20
Investments in CLO Fund securities	79,452,220	2.38	83,257,507	3.15
Investments in equity securities	11,006,398	0.34	8,020,716	0.31
Investments in Asset Manager Affiliates	76,148,000	2.28	77,242,000	2.92
Cash	3,433,675	0.10	738,756	0.02
Restricted Cash	4,078,939	0.12	—	—
All other assets	11,109,780	0.33	6,476,954	0.24
Total Assets	$459,172,388	$13.78	$319,260,473	$12.06
Convertible Notes	$49,008,000	$1.47	$60,000,000	$2.27
7.375% Notes Due 2019	41,400,000	1.24	41,400,000	1.56
Payable for open trades	3,980,000	0.12	—	—
Notes payable – KCAP Senior Funding I, LLC (net of discount)	102,184,373	3.07	—	—
Other liabilities	12,230,322	0.37	9,984,814	0.38
Total Liabilities	208,802,695	6.27	111,384,814	4.21
NET ASSET VALUE	$250,369,693	$7.51	$207,875,659	$7.85

(1)	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.
(2)	Includes restricted cash held under employee benefit plans.

Valuation

As a BDC, we invest primarily in illiquid securities, including loans to and warrants of private companies and interests in other illiquid securities, such as interests in CLO Fund Securities. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, we determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. Our Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. The Company uses an independent valuation firm to provide third party valuation consulting services to the Company and the Board of Directors. For additional information concerning valuation, see “Item 7a: MD&A — Valuation of Portfolio Investments; and Notes 2 and 4 to the financial statements.

Competition

Our primary competitors also provide financing to prospective portfolio companies and include commercial banks, specialty finance companies, hedge funds, structured investment funds, other BDCs and investment banks. Our competitors may have a lower cost of funds, and many have access to funding sources that are not available to us. Many of these entities have greater managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors —  Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities.”

We believe that we provide a unique combination of an experienced middle market origination and a CLO management platform at the Asset Manager Affiliates that includes experienced lenders with broad industry expertise. We believe that this combination of resources provides us with a thorough credit process and multiple sources of investment opportunities to enhance our asset selection process.

Employees

As of December 31, 2013, we and our Asset Manager Affiliates had 30 employees, including an experienced team of 16 investment professionals.

REGULATION

The following discussion is a general summary of some of the material prohibitions and restrictions governing BDCs generally. It does not purport to be a complete description of all the laws and regulations affecting BDCs.

A BDC is a unique kind of investment company that primarily focuses on investing in or lending to private or relatively small publicly traded companies and making managerial assistance available to them. A BDC provides stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage privately-owned companies. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. We have implemented certain procedures to ensure that we do not engage in any prohibited transactions with any persons affiliated with us.

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
(c)	satisfies any of the following:
(i)	does not have any class of securities listed on a national securities exchange (or, if it has a class of securities listed on a national securities exchange, has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million);
(ii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or
(iv)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit.
•	Securities of any eligible portfolio company that we control;
•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company and is in bankruptcy and subject to reorganization;
•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities;
•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment; and
•	Under certain limited circumstances, securities of companies that were eligible portfolio companies at the time of the initial investment but that are not eligible portfolio companies at the time of the follow-on investment.

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

Indebtedness; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” As of December 31, 2013 our asset coverage ratio was 226%, above the minimum required asset coverage level of 200%.

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. A proposal approved by our stockholders at a 2013 Special Meeting of Stockholders authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of the one year anniversary of the date of the Company’s 2013 Special Meeting of Stockholders and the date of the Company’s 2014 Annual Meeting of Stockholders, which is expected to be held in June 2014. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

Proxy Voting Policy and Procedures

Although the securities we hold are not typically voting securities, some of our investments could entitle us to vote proxies. If this were to occur we would vote proxies relating to our portfolio securities in the best interest of our stockholders and we would review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we would generally vote against proposals that we believe may have a negative impact on our portfolio securities, we may vote for such a proposal if we were to believe there exists a compelling long-term reason to do so.

Our proxy voting decisions would be made by our Investment Committee. To ensure that our vote would not the product of a conflict of interest, we would require that (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal to reduce any attempted influence from interested parties.

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

We are subject to federal, state and local laws and regulations as well as the rules of the NASDAQ Global Select Market, the Public Company Accounting Oversight Board, and the SEC.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have a designated CCO who is responsible for administering these policies and procedures.

We are not currently a party to any material legal proceedings.

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

Taxation as a RIC

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any net ordinary income or net capital gain not distributed (or deemed distributed) to our stockholders.

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

Risks Related to Our Business and Structure

We are dependent upon our senior management for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our senior management team, our ability to achieve our investment objectives could be significantly harmed.

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

Additionally, the management agreements governing some of the CLO funds managed by our Asset Manager Affiliates have “key person” provisions that provide certain CLO investors with rights upon the departure of a “key person”, as defined in each agreement. As a result, the departure of a “key person” could trigger a material change in the Asset Manager Affiliate’s role in managing the CLO Funds, and therefore KCAP’s financial benefits from its investments in the Asset Manager Affiliates.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with other BDCs, as well as a number of investment funds, investment banks and other sources of financing, including traditional financial services companies, such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable some of our competitors to make commercial loans with interest rates that are comparable to or lower than the rates we typically offer. We may lose prospective portfolio investments if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of our potential competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities or that we will be able to fully invest our available capital. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected.

If we are unable to source investments effectively, we may be unable to achieve our investment objectives and provide returns to stockholders.

Our ability to achieve our investment objective depends on our senior management team’s ability to identify, evaluate and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, we need to continue to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. However, we cannot provide assurance that any such employees will contribute to the success of our business or that we will implement such systems effectively. Failure to source investments effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We may incur losses as a result of “first loss” agreements into which we or our Asset Manager Affiliates may in the future enter in connection with warehousing credit arrangements which we may put in place prior to raising a CLO Fund and pursuant to which we would typically agree to reimburse credit providers for a portion of losses (if any) on warehouse investments.

We and our Asset Manager Affiliates have in the past entered into, are currently entered into, and may in the future enter into “first loss” agreements in connection with warehouse credit lines established by our Asset Manager Affiliates to fund the initial accumulation of loan investments for future CLO Funds that our Asset

Manager Affiliates will manage. Under such agreements, we or our Asset Manager Affiliates generally make a junior investment in a warehouse facility, which serves as a loss buffer for the senior capital provider. Such junior investment may be subject to losses (either in whole or in part) that stem from factors including (i) losses as a result of individual loan or other investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan or other investments) when such fund formation is completed or (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line, or (iii) realized losses from trading activity within the warehouse facility. As a result, we may incur losses if loans and debt obligations, if applicable, that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close.

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

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire (which could stem from the general level of interest rates, credit spreads, or both), the default rate on such securities, prepayment upon the triggering of covenants in our middle market loans as well as our CLO Funds, our level of expenses, variations in and timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

As of December 31, 2013, we had $192.6 million of indebtedness outstanding which had a weighted average interest cost of 5.08%. We may incur additional indebtedness in the future, although there can be no assurance that we will be successful in doing so.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(22.3)%	(13.1)%	(3.9)%	5.3%	14.4%

(1)	Assumes $459 million in total assets, $193 million in debt outstanding, $250 million in net assets, and an average cost of funds of 5.08%. Actual interest payments may be different. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2013 net assets of at least 4%.

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

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of December 31, 2013, our asset coverage ratio was 226%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

•	our exposure to risk of loss is greater if we incur debt or issue senior securities to finance investments because a decrease in the value of our investments has a greater negative impact on our equity returns and, therefore, the value of our business if we did not use leverage;
•	the decrease in our asset coverage ratio resulting from increased leverage and the covenants contained in documents governing our indebtedness (which may impose asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act) limit our flexibility in planning for, or reacting to, changes in our business and industry, as a result of which we could be required to liquidate investments at an inopportune time;
•	we are required to dedicate a portion of our cash flow to interest payments, limiting the availability of cash for dividends and other purposes; and
•	our ability to obtain additional financing in the future may be impaired.

We cannot be sure that our leverage will not have a material adverse effect on us. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use some or all of the proceeds thereof to repay our outstanding indebtedness.

Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay loans.

Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small and mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, the effects may adversely affect our business and they could negatively impact our ability to pay you dividends and could cause you to lose all or part of your investment in our securities.

Pending legislation may allow us to incur additional leverage.

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation, if passed by Congress, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

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

All of the costs of offering and servicing such debt or preferred stock (if issued by us in the future), including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock will have the ability to elect two members of our board of directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in the best interests of KCAP Financial and its stockholders, and our stockholders approve such sale, which they did in 2013. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders. In addition to issuing securities to raise capital as described above; we may securitize a portion of the loans generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

Changes in the laws or regulations governing our business and the business of our Asset Manager Affiliates, or changes in the interpretations thereof, and any failure by us or our Asset Manager Affiliates to comply with these laws or regulations, could negatively affect the profitability of our operations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, registered investment advisers (such as our Asset Manager Affiliates), RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations as well as the rules of the stock exchange on which our securities are listed, and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations.

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

Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has increased and will continue to significantly increase the regulation of the financial services industry. The Dodd-Frank Act contains a broad set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. One such provision, Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, contains certain prohibitions and restrictions on the ability of a “banking entity”— which includes insured depository institutions, bank holding companies, foreign banking entities regulated by the Federal Reserve Board and their respective affiliates — and nonbank financial company supervised by the Federal Reserve to engage in proprietary trading and have certain interests in, or relationships with certain private funds (“covered funds”). Under the final regulations implementing the Volcker Rule, which were adopted in December 2013, many CLOs will be covered funds if they invest, or are permitted to invest, in assets other than loans, certain cash equivalents and interest rate or currency hedges. As a result, many banking entities, including many U.S. and non-U.S. broker-dealers with affiliated banks, may be unable to invest in, or in some cases to make a market in, the securities of CLOs in which we have invested, which may reduce liquidity in these securities and have a material adverse effect on their valuation. Moreover, the Volcker Rule regulations may affect the market for CLOs such that our Asset Manager Affiliates may be unable to establish, or to obtain warehouse funding for, new CLOs that would be covered funds. If our Asset Manager Affiliates establish CLOs that are structured not to be covered funds and thus do not permit investments in customary assets such as corporate bonds, asset-backed securities or synthetic investments, and we invest in such CLOs, the ability of our Asset Manager Affiliates to manage such CLOs will be constrained by those limitations, which could materially adversely affect any investments we make in such CLOs.

On August 28, 2013, the SEC, the FDIC, the Federal Reserve and certain other prudential banking regulators re-proposed regulations that would mandate risk retention for securitizations, including CLOs. Under the re-proposed rules, our Asset Manager Affiliates may be required to hold interests equal to 5% of the fair value of any CLO they sponsor (unless the CLO invests only in certain qualifying loans) and would be prohibited from selling or hedging those interests in accordance with the limitations on such sales or hedges set forth in the final rule. If the risk retention rules are adopted as re-proposed, our Asset Manager Affiliates would need to have the requisite capital to hold such interests as a condition to their ability to sponsor new CLOs, and the restrictions on hedging such interests may create greater risk with respect to those interests.

Our Asset Manager Affiliates’ investments in such CLOs, or their inability to invest in such CLOs (and thus inability to sponsor them) could each have a material adverse effect upon our business, results of operations or financial condition.

In April 2010, the SEC proposed revised rules for asset-backed securities offerings (“Regulation AB II”) that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including CLOs. The proposed rules, if adopted, would require significant additional disclosures and would alter the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities. The application of such informational requirements to CLOs, which have not historically been publically registered, is unclear. The SEC announced that it would vote on the Regulation AB II final rules at an open meeting in February, and then rescinded that notice and reopened the rules for comment on a narrow point relating to privacy concerns around consumer data. The timing of the adoption of final rules, their application to privately offered securities in general and to CLOs in particular, the cost of compliance with such rules, and whether compliance would compromise proprietary methods or strategies of our Asset Manager Affiliates, is currently unclear.

Other financial reform regulations, including regulations requiring clearing and margining of swap transactions, which may affect our ability to enter into hedging transactions; changes in the definition and regulation of commodity pool operators and commodity trading advisors, which could subject our Asset Manager Affiliates to additional regulations; new leveraged lending guidance that may affect the ways in which banking institutions originate the loans in which we and our affiliates invest; heightened regulatory capital requirements for banks that may affect our ability to borrow on reasonable terms; and non-US regulations of financial market participants that may overlap, expand upon or be inconsistent with US regulations may all have material adverse effects on our business.

If we do not invest a sufficient portion of our assets in Qualifying Assets, we could be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than Qualifying Assets for purposes of the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. See “Item 1: Business — Regulation”.

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

We are subject to risks associated with our debt securitization financing transaction.

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans.

As a result of this debt securitization financing transaction, we are subject to a variety of risks, including those set forth below:

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

The membership interests in the Issuer represent all of the residual economic interest in the Issuer. As such, the holder of the membership interests of the Issuer is the residual claimant on distributions, if any, made by the Issuer after holders of all classes of notes issued by the Issuer have been paid in full on each payment date or upon maturity of such notes under the debt securitization financing transaction documents.

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

The Issuer may fail to meet certain coverage tests.

Under the documents governing the debt securitization financing transaction, there are two coverage tests applicable to the secured notes. The first such test compares the amount of interest received on the portfolio loans held by the Issuer to the amount of interest payable in respect of the secured notes of the Issuer. To meet this test at any time, interest received on the portfolio loans must equal at least 127% to 150% (based upon a graduated scale for the most senior class of secured notes then outstanding as provided for in the indenture) of the interest payable in respect of the secured notes of the Issuer. The second such test compares the principal amount of the portfolio loans held by the Issuer to the aggregate outstanding principal amount of the secured notes of the Issuer. To meet this test at any time, the aggregate principal amount of the portfolio loans held by the Issuer must equal at least 124% to 147% (based upon a graduated scale for the most senior class of secured notes then outstanding as provided for in the indenture) of the outstanding principal amount of the secured notes of the Issuer. If either coverage test is not satisfied, interest and principal received by the Issuer are diverted on the following payment date to pay the most senior class or classes of secured notes to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which, with respect to the payment of any principal amount of the secured notes, we refer to as a mandatory redemption. If any coverage test with respect to the secured notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the Issuer and the holders of its subordinated notes will instead be used to redeem first the secured notes of the Issuer, to the extent necessary to satisfy the applicable coverage tests.

We may not receive cash on our equity interests in the Issuer.

We receive cash from the Issuer only to the extent that we or Holdings, as applicable, receives payments on the subordinated notes or membership interests of the Issuer. The Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the indenture governing the notes, which generally provides that principal payments on the subordinated notes may not be made on any payment date unless all amounts owing under the secured notes issued under such indenture are paid in full. In addition, if the Issuer does not meet the coverage tests set forth in the documents governing the debt securitization financing transaction, cash would be diverted from the subordinated notes of the Issuer to first pay the secured notes of the Issuer in amounts sufficient to cause such tests to be satisfied. In the event that we fail to directly or indirectly receive cash from the Issuer, we could be unable to make distributions in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. However, the indenture places significant restrictions on the Issuer’s ability to sell investments. As a result, there may be times or circumstances during which the Issuer is unable to sell investments or take other actions that might be in our best interests.

A significant portion of the assets reflected on our financial statements are held by the Issuer and are subject to security interests under the senior secured notes issued by the Issuer and if it defaults on its obligations under the senior secured notes we and the Issuer may suffer adverse consequences, including foreclosure on those assets.

In connection with our debt securitization financing transaction, we transferred all of our interests in certain portfolio loans to the Issuer. In doing so, we transferred any right we previously had to the payments made on such portfolio loans in exchange for 100% of the residual interests in the Issuer. As a result, we face a heightened risk of loss due to the impact of leverage utilized by the Issuer, which would have the effect of magnifying the impact on us of a loss on any portfolio loan held by the Issuer. In addition, while we serve as the collateral manager for the Issuer, which provides us with the authority to enforce payment obligations and loan covenants of the portfolio loans that we transferred to the Issuer, we are required to exercise such authority for the interests of the Issuer, rather than for our own interests alone.

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

As of December 31, 2013, $137 million of the assets that are reflected on our financial statements were held by the Issuer and pledged as collateral under the senior secured notes issued by the Issuer. If the Issuer defaults on its obligations under the senior secured notes, the holders of the senior secured notes may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we and the Issuer may be forced to sell our investments to raise funds to repay the Issuer’s outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we and the Issuer would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

In addition, if the holders of the senior secured notes exercise their right to sell the assets pledged by the Issuer, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to the Issuer and us after repayment of the amounts outstanding under the senior secured notes.

Risks Related to Our Investments

Our investments may be risky, and you could lose all or part of your investment.

We invest primarily in senior secured term loans, mezzanine debt, selected equity investments issued by middle market companies, CLO Funds and our Asset Manager Affiliates. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, may be highly leveraged, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Defaults by portfolio companies may harm our operating results.

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

Risks Associated with Middle Market Companies.  Investments in middle market companies also involve a number of significant risks, including:

•	limited financial resources and inability to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing the value of any guarantees we may have obtained in connection with our investment;
•	shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	dependence on management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	less predictable operating results, being parties to litigation from time to time, engaging in rapidly changing businesses with products subject to a substantial risk of obsolescence and requiring substantial additional capital expenditures to support their operations, finance expansion or maintain their competitive position;
•	difficulty accessing the capital markets to meet future capital needs; and
•	generally less publicly available information about their businesses, operations and financial condition.

CLO Fund Investments.  Investments in CLO Funds also involve a number of significant risks, including:

•	CLOs typically are comprised of a portfolio of senior secured loans; payments on CLO investments are and will be payable solely from the cash-flows from such senior secured loans.
•	CLO investments are exposed to leveraged credit risk.
•	CLO Funds are highly leveraged.
•	There is the potential for interruption and deferral of cash-flow from CLO investments.
•	Interest rates paid by corporate borrowers are subject to volatility.
•	The inability of a CLO collateral manager to reinvest the proceeds of the prepayment of senior secured loans may adversely affect us.
•	Our CLO investments are subject to prepayments and calls, increasing re-investment risk.
•	We have limited control of the administration and amendment of senior secured loans owned by the CLOs in which we invest.
•	We have limited control of the administration and amendment of any CLO in which we invest.
•	Senior secured loans of CLOs may be sold and replaced resulting in a loss to us.
•	Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect.
•	Non-investment grade debt involves a greater risk of default and higher price volatility than investment grade debt.

Asset Manager Affiliates.  We may not receive all or a portion of the income we expect to continue to receive from our Asset Manager Affiliates.

We expect to receive distributions of recurring fee income, after the payment of their expenses, from the asset management activities of our Asset Manager Affiliates. However, the existing asset management agreements pursuant to which our Asset Manager Affiliates receive such fee income from the CLO Funds for which they serve as managers may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by our Asset Manager Affiliates of the indenture governing the applicable CLO Fund, breaches by our Asset Manager Affiliates of certain specified provisions of the indenture (including, in some cases, a “key person” provision), material breaches of representations or warranties made by our Asset Manager Affiliates, bankruptcy or insolvency of our Asset Manager Affiliates, fraud or criminal activity on the part of our Asset Manager Affiliates or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions.

Further, a significant portion of the asset management fees payable to our Asset Manager Affiliates under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated, or the CLO Funds do not generate enough income (due to run-off of existing funds and de-leveraging), or otherwise have insufficient residual cash flow due to diversion of cash as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements to pay the subordinated management fees, the Asset Manager Affiliates will not receive the fee income that they expect to continue to receive which would reduce dividend income available to us, and in turn reduce our ability to make distributions to our stockholders.

Our portfolio investments for which there is no readily available market, including our investment in our Asset Manager Affiliates and our investments in CLO Funds, are recorded at fair value as determined in good faith by our Board of Directors. As a result, there is uncertainty as to the value of these investments.

Our investments consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. These valuations are initially prepared by our management and reviewed by our Valuation Committee, which uses its best judgment in arriving at the fair value of these securities. However, the Board of Directors retains ultimate authority to determine the appropriate valuation for each investment. From time to time, our Board of Directors has used the services of an independent valuation firm to aid it in determining fair value, including our investments in CLO Funds and in our Asset Manager Affiliates.

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm performs third party valuations on the Company’s material investments in illiquid securities, such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are one of the relevant data points in the Company’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2013, our largest investment, our 100% equity interest in our Asset Manager Affiliates, equaled approximately 17.3% of the fair value of our total investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

We may have limited access to information about privately held companies in which we invest.

We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

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

We may be unable to invest the net proceeds raised from offerings and repayments from investments on acceptable terms, which would harm our financial condition and operating results.

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings and repayments from investments in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility, if any. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt, without the senior lender's consent. Prior to, and as a condition of, permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically, the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

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

We may invest in securities issued by private companies. These securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not receive any return on our investment in the CLO Funds in which we have invested and the Asset Manager Affiliates may be unable to raise additional CLO Funds.

As of December 31, 2013, we had $79.5 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds managed by our Asset Manager Affiliates and certain other third party asset managers. Subject to market conditions and legal requirements applicable to us under the 1940 Act, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by our Asset Manager Affiliates and/or third party managers. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of default loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, the Asset Manager Affiliates may not be able to continue to raise new CLO Funds due to prevailing CLO market conditions or other factors.

Risks Related to Our Common Stock

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. In addition, due to the asset coverage test applicable to us as a BDC and a covenant that we agreed to in connection with the issuance of the 7.375% Notes Due 2019, we are limited in our ability to make distributions in certain circumstances. In this regard, we agreed in connection with our issuance of the 7.375% Notes Due 2019 that for the period of time during which the 7.375% Notes Due 2019 are outstanding, we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These provisions generally prohibit us from declaring any cash dividend or distribution upon our common stock, or purchasing any such common stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings and those of the Asset Manager Affiliates, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. Our distributions have included and may continue to include a return of capital component.

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

Our stockholders have currently, and could again approve our ability to sell an unlimited number of shares of our common stock at any level of discount from net asset value per share during the 12 month period following such approval in accordance with the exception described above in “Item 1A. Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

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

Our stockholders may experience dilution upon the conversion of our Convertible Notes.

Our 8.75% convertible notes due 2016 (the “Convertible Notes”) are convertible into shares of our common stock at any time prior to the end of business on the business day preceding the maturity date. Upon conversion, we will satisfy our conversion obligation by issuing shares of our common stock to the converting holder or cash, at our option. Our stockholders may experience dilution in their ownership percentage of common stock upon our issuance of common stock on any conversion of the Convertible Notes and any dividends paid on our common stock will also be paid on shares issued on any conversion, which may result in a reduction of the per share dividend.

Risks Related to Our 7.375% Notes Due 2019 and our Convertible Notes

The 7.375% Notes Due 2019 are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 7.375% Notes Due 2019 are not secured by any of our assets or any of the assets of our subsidiaries or the Asset Manager Affiliates. As a result, the 7.375% Notes Due 2019 are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries and the Asset Manager Affiliates may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 7.375% Notes Due 2019.

The 7.375% Notes Due 2019 are structurally subordinated to the indebtedness and other liabilities of our subsidiaries and portfolio companies with respect to which we hold equity investments, including the Asset Manager Affiliates.

The 7.375% Notes Due 2019 are obligations exclusively of KCAP Financial, Inc., and not of any of our subsidiaries or the Asset Manager Affiliates. None of our subsidiaries or the Asset Manager Affiliates are guarantors of the 7.375% Notes Due 2019, and the 7.375% Notes Due 2019 will not be required to be guaranteed by any subsidiary or asset management firm we may acquire or create in the future. Any assets of our subsidiaries and the Asset Manager Affiliates will not be directly available to satisfy the claims of our creditors, including holders of the 7.375% Notes Due 2019. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 7.375% Notes Due 2019) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 7.375% Notes Due 2019 are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments, including the Asset Manager Affiliates and any subsidiaries of the Asset Manager Affiliates that we may in the future acquire or establish. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the 7.375% Notes Due 2019.

The indenture under which the 7.375% Notes Due 2019 are issued contains limited protection for holders of the 7.375% Notes Due 2019.

The indenture under which the 7.375% Notes Due 2019 are issued offers limited protection to holders of the 7.375% Notes Due 2019. The terms of the indenture and the 7.375% Notes Due 2019 do not restrict our or any of our subsidiaries or the Asset Manager Affiliates’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 7.375% Notes Due 2019. In particular, the terms of the indenture and the 7.375% Notes Due 2019 do not place any restrictions on our or our subsidiaries or the Asset Manager Affiliates’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 7.375% Notes Due 2019, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 7.375% Notes Due 2019 to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries or the Asset Manager Affiliates and which therefore is structurally senior to the 7.375% Notes Due

2019 and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the Asset Manager Affiliates that would be senior to our equity interests in those entities and therefore rank structurally senior to the 7.375% Notes Due 2019 with respect to the assets of our subsidiaries and the Asset Manager Affiliates, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 7.375% Notes Due 2019, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 7.375% Notes Due 2019 in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 7.375% Notes Due 2019 do not protect holders of the 7.375% Notes Due 2019 in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described above. Any changes to the 200% asset coverage ratio in the 1940 Act could affect the 7.375% Notes Due 2019. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure — Pending legislation may allow us to incur additional leverage.”

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 7.375% Notes Due 2019 may have important consequences for you as a holder of the 7.375% Notes Due 2019, including making it more difficult for us to satisfy our obligations with respect to the 7.375% Notes Due 2019 or negatively affecting the trading value of the 7.375% Notes Due 2019.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 7.375% Notes Due 2019, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 7.375% Notes Due 2019.

Even though the 7.375% Notes Due 2019 are listed on the NYSE, an active trading market for the 7.375% Notes Due 2019 may not develop, or if it does develop, it will be sustained, which could limit your ability to sell the 7.375% Notes Due 2019 or affect the market price of the 7.375% Notes Due 2019.

We cannot provide any assurances that an active trading market will develop for the 7.375% Notes Due 2019 or that, if it does develop, it will be sustained or that you will be able to sell your 7.375% Notes Due 2019. The 7.375% Notes Due 2019 may trade at a discount from the price paid for the notes depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors.

Accordingly, we cannot assure you that a liquid trading market will develop for the 7.375% Notes Due 2019, or that, if an active trading market for the 7.375% Notes Due 2019 does develop, it will be sustained, that you will be able to sell your 7.375% Notes Due 2019 at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop the liquidity and trading price for the 7.375% Notes Due 2019 may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 7.375% Notes Due 2019 for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Convertible Notes.

Any default under the agreements governing our indebtedness, including a default under the Convertible Notes due 2016 and other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Convertible Notes and substantially decrease the market value of the Convertible Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender any debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from under any other debt that we may incur in the future to avoid being in default. If we breach our covenants under any debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under any debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Convertible Notes have, and any future debt we issue will likely have, customary cross-default provisions, if the indebtedness under the Convertible Notes or any other debt we may issue is accelerated, we may be unable to repay or finance the amounts due.

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

The Company is not currently a party to any material legal proceedings.

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

Quarterly Stock Prices for 2013 and 2012

	High	Low	Close	NAV(1)
2013:
Fourth quarter	$8.97	$7.99	$8.07	$7.51
Third quarter	$11.10	$8.30	$8.95	$7.96
Second quarter	$11.26	$9.72	$11.26	$8.24
First quarter	$10.89	$9.41	$10.77	$8.33
2012:
Fourth quarter	$9.67	$7.40	$9.19	$7.85
Third quarter	$9.36	$7.27	$9.26	$7.82
Second quarter	$7.26	$5.58	$7.26	$7.66
First quarter	$7.34	$6.35	$6.91	$7.78

(1)	Net Asset Value (“NAV”) per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

We began paying quarterly dividends in our first full quarter of operations following our IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 —  “Distributable Tax Income” from our Notes to the Financial Statements included herein. The table below provides information relating to dividends we paid in respect of the periods indicated.

Dividend Declarations

	Dividend	Declaration Date	Record Date	Pay Date
2013:
Fourth quarter	$0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	0.28	3/15/2013	4/5/2013	4/26/2013
Total declared for 2013	$1.06
2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012
Total declared for 2012	$0.94

The determination of the tax attributes of our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the tax rate applicable to “qualified dividend income” from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. For further information about the tax attributes, see Note 7 “Distributable Taxable Income” of our notes to the financial statements, which can be found elsewhere in this Annual Report.

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2013. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2013)

(1)	Total return includes reinvestment of dividends through December 31, 2013. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

HOLDERS

As of December 31, 2013, there were 13 shareholders of record of our common stock and approximately 13,170 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2013, we issued 71,381 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included elsewhere in this annual report.

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

We cannot assure you that we will achieve results that will permit the payment of any cash distributions and, because we issued public senior securities, we are prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratio stipulated by the 1940 Act. Similarly, we may be prohibited from making distributions by the terms of any of our other borrowings.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information regarding the Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the Amended and Restated Non-Employee Director Plan (the “Non-Employee Director Plan”) as of December 31, 2013:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	50,000	$7.72	1,388,809	(2)(3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	50,000	7.72	1,388,809

(1)	The Company’s Equity Incentive Plan and Non-Employee Director Plan.
(2)	Subject to the following additional limitations: The aggregate number of shares of restricted stock that may be issued under the Equity Incentive Plan may not exceed 10% of the outstanding shares on June 13, 2008, the effective date of the Equity Incentive Plan, plus 10% of the number of shares issued or delivered by the Company (other than pursuant to compensation plans) during the term of the Equity Incentive Plan. No one person may be granted more than 25% of the shares of restricted stock reserved for issuance under the Equity Incentive Plan. In addition, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 25% of the outstanding voting securities of the Company, except that if the amount of voting securities that would result from the exercise of all the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued by the Company, would exceed 15% of the outstanding voting securities of the Company, the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 20% of the outstanding voting securities of the Company.
(3)	The 1,352,809 shares issuable under the Company’s Equity Incentive Plan may be issued in the form of options, restricted stock or other stock-based awards. The 36,000 shares issuable under the Company’s Non-Employee Director Plan may currently be issued in the form of restricted stock.

Item 6.	Selected Financial Data

The following selected financial and other data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 is derived from our financial statements. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.

KCAP FINANCIAL, INC.
SELECTED FINANCIAL DATA

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(1)
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$35,210,764	$33,578,974	$23,823,588	$24,638,631	$33,497,213
Fees and other income	305,376	304,882	86,057	215,233	399,338
Dividends from Asset Manager Affiliates	12,750,000	4,700,000	1,910,000	4,500,000	—
Other Income	—	—	2,000,000	—	—
Total interest and related portfolio income	48,266,140	38,583,856	27,819,645	29,353,864	33,896,551
Expenses:
Interest and amortization of debt issuance costs	10,116,271	6,976,018	4,588,482	7,088,202	9,276,563
Compensation	4,630,481	3,172,814	3,907,900	3,322,895	3,222,604
Other	4,563,749	4,344,611	3,490,939	7,045,648	3,066,729
Total operating expenses	19,310,501	14,493,443	11,987,321	17,456,745	15,565,896
Net Investment Income	28,955,639	24,090,413	15,832,324	11,897,119	18,330,655
Realized and unrealized gains (losses) on investments:
Net realized gains (losses)	(12,627,314)	(3,232,975)	(18,476,608)	(17,862,984)	(15,782,121)
Net change in unrealized gains (losses)	894,647	5,268,341	10,293,828	(8,322,812)	31,854,736
Total net gains (losses)	(11,732,667)	2,035,366	(8,182,780)	(26,185,796)	16,072,615
Net increase (decrease) in net assets resulting from operations	$17,222,972	$26,125,778	$7,649,544	$(14,288,677)	$34,403,270
Per Share:
Earnings per common share – basic	$0.53	$1.00	$0.33	$(0.63)	$1.56
Earnings per common share – diluted	$0.53	$0.95	$0.33	$(0.63)	$1.56
Net investment income per share – basic	$0.90	$0.93	$0.69	$0.53	$0.83
Net investment income per share – diluted	$0.86	$0.89	$0.69	$0.53	$0.83
Distributions per common share	$1.06	$0.94	$0.69	$0.68	$0.92
Balance Sheet Data:
Investment assets at fair value	$440,549,994	$312,044,763	$239,791,681	$191,186,296	$409,105,621
Total assets	$459,172,388	$319,260,473	$248,133,661	$279,822,686	$439,416,057
Total debt outstanding	$192,592,373	$101,400,000	$60,000,000	$86,746,582	$218,050,363
Stockholders' equity	$250,369,693	$207,875,659	$180,525,942	$186,925,667	$213,895,724
Net asset value per common share	$7.51	$7.85	$7.85	$8.21	$9.56
Common shares outstanding at end of year	33,332,123	26,470,408	22,992,211	22,767,130	22,363,281
Other Data:
Investments funded(2)	243,966,586	123,165,150	85,541,809	11,245,300	23,482,349
Principal collections related to investment repayments or sales(2)	94,197,886	104,556,500	81,681,314	223,103,170	84,503,183
Number of portfolio investments at year end(2)	126	88	68	58	124
Weighted average yield of income producing debt investments(3)	7.3%	7.5%	8.4%	8.6%	6.5%

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.
(2)	Does not include investments in time deposits or money markets.
(3)	Weighted average yield of income producing investments is calculated as the average yield to par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio.

Item 7A.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a Business Development Company, or BDC under the 1940 Act. We have three principal areas of investments:

First we originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies (the “Debt Securities Portfolio”). Second, we have invested in wholly-owned asset management companies (Katonah Debt Advisors and Trimaran Advisors, collectively the “Asset Manager Affiliates”). Third, we invest in debt and equity securities issued by CLO Funds managed by our Asset Manager Affiliates or by other asset managers (the “CLO Fund Securities”).

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising companies with EBITDA of $10 million to $50 million and/or total debt of $25 million to $150 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to smaller companies or larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments.

From our Asset Manager Affiliates investment, we expect to receive recurring dividend distributions and to generate capital appreciation through the addition of new collateralized loan obligation funds (“CLO Funds”) to manage. The Asset Manager Affiliates manage CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $3.2 billion of par value assets under management as of December 31, 2013. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

In addition, our investments in CLO Fund Securities, which are primarily made up of a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates, are anticipated to provide the Company with recurring cash distributions and compliment the growth of our Asset Manager Affiliates.

We intend to grow our entire portfolio of investments by raising additional capital, including through the prudent use of leverage available to us. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing.

We have elected to be treated for U.S. federal income tax purposes as a RIC and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2013 was $7.51. On December 31, 2013, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $8.07.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are: (1) lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, (2) our investments in our Asset Manager Affiliates, which invest in broadly syndicated loans, high-yield bonds and other credit instruments, and (3) CLO Fund Securities.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2013, December 31, 2012, and December 31, 2011 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2010	$91,042,928	$53,031,000	$4,688,832	$41,493,000	$190,255,760
2011 Activity:
Purchases/originations/draws	81,815,921	—	3,218,151	(194,027)	84,840,045
Pay-downs/pay-offs/sales	(56,944,765)	(1,935,000)	(141,769)	—	(59,021,534)
Net accretion of discount	156,180	1,398,283	—	—	1,554,463
Net realized losses	(17,261,608)	(1,215,000)	—	—	(18,476,608)
Increase (decrease) in fair value	15,864,850	(2,840,966)	(1,724,319)	(484,973)	10,814,592
Fair Value at December 31, 2011	114,673,506	48,438,317	6,040,895	40,814,000	209,966,718
2012 Activity:
Purchases/originations/draws	107,417,624	24,715,500	1,815,978	38,823,228	172,772,330
Pay-downs/pay-offs/sales	(104,504,327)	(2,234,916)	—	—	(106,739,243)
Net accretion of discount	385,590	1,137,344	—	—	1,522,934
Net realized losses	(3,232,975)	—	—	—	(3,232,975)
Increase (decrease) in fair value	(3,701,536)	11,201,262	163,843	(2,395,228)	5,268,341
Fair Value at December 31, 2012	111,037,882	83,257,507	8,020,716	77,242,000	279,558,105
2013 Activity:
Purchases/originations/draws	232,226,295	11,957,500	3,813,838	217,212	248,214,845
Pay-downs/pay-offs/sales	(80,089,537)	(623,403)	(2,882,106)	—	(83,595,046)
Net accretion of discount	238,554	216,444	—	—	454,998
Net realized losses	(11,538,868)	—	(551,636)	—	(12,090,504)
Increase (decrease) in fair value	14,956,101	(15,355,828)	2,605,586	(1,311,212)	894,647
Fair Value at December 31, 2013	$266,830,427	$79,452,220	$11,006,398	$76,148,000	$433,437,045

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

The following table shows the Company’s portfolio by security type at December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Time Deposits	$—	$—	—%	$1,942,834	$1,942,834	1%
Money Market Account(2)	7,112,949	7,112,949	2	30,543,824	30,543,824	10
Senior Secured Loan	175,021,272	168,188,453	38	67,874,565	60,258,885	19
Junior Secured Loan	50,831,407	48,443,384	11	49,646,273	33,486,956	11
Senior Unsecured Loan	23,000,000	23,000,000	5	—	—	—
First Lien Bond	2,948,332	2,546,400	1	2,928,762	3,000,000	1
Senior Subordinated Bond	1,037,707	1,051,540	—	2,729,088	2,735,881	1
Senior Unsecured Bond	10,855,804	11,381,100	3	10,798,463	11,185,000	4
Senior Secured Bond	1,519,072	1,619,550	—	—	—	—
CLO Fund Securities	101,696,950	79,452,220	18	90,146,410	83,257,507	27
Equity Securities	18,755,684	11,006,398	3	18,375,588	8,020,716	3
Preferred	10,000,000	10,600,000	2	400,000	371,160	—
Asset Manager Affiliates	83,378,741	76,148,000	17	83,161,529	77,242,000	25
Total	$486,157,918	$440,549,994	100%	$358,547,336	$312,044,763	100%

(1)	Represents percentage of total portfolio at fair value.
(2)	Includes restricted cash held under employee benefit plans.

At December 31, 2013 and December 31, 2012, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.3% and 7.5%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at December 31, 2013 was spread across 25 different industries and 84 different entities with an average balance per entity of approximately $3.6 million. As of December 31, 2013, all but four of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

At December 31, 2013, our ten largest portfolio companies represented approximately 42% of the total fair value of our investments. Our largest investment, the Asset Manager Affiliates, which are our wholly-owned portfolio companies, represented 17% of the total fair value of our investments. Excluding the Asset Manager Affiliates and CLO Fund Securities, our ten largest portfolio companies represent approximately 18% of the total fair value of our investments.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2013 and December 31, 2012, were as follows:

	December 31, 2013			December 31, 2012(2)
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$9,244,538	$8,100,895	2%	$5,278,896	$3,874,742	1%
Asset Management Company	83,378,741	76,148,000	17	83,161,529	77,242,000	25
Automotive	15,248,090	15,306,403	3	4,945,696	5,011,609	2
Banking, Finance, Insurance & Real Estate	4,190,265	4,299,050	1	14,569,139	12,146,826	4
Beverage, Food and Tobacco	33,758,684	34,026,889	8	22,685,119	22,929,556	7
Capital Equipment	11,450,641	11,792,925	3	11,408,091	11,581,245	4
Chemicals, Plastics and Rubber	2,921,597	2,906,601	1	2,954,774	2,950,577	1
CLO Fund Securities	101,696,950	79,452,220	18	90,146,410	83,257,507	27
Construction & Building	18,224,720	190,244	—	18,535,511	455,524	—
Consumer goods: Durable	7,713,071	9,751,622	2	3,611,556	4,333,473	1
Consumer goods: Non-durable	18,864,695	18,266,939	4	12,208,911	11,257,247	4
Containers, Packaging and Glass	—	—	—	1,949,236	1,971,898	1
Energy: Oil & Gas	11,734,558	12,930,563	3	11,692,913	11,692,000	4
Environmental Industries	6,937,663	6,965,896	2	—	—	—
Finance	26,669,356	26,712,914	6	—	—	—
Healthcare & Pharmaceuticals	14,352,172	14,430,726	3	2,877,729	2,865,000	1
Healthcare, Education and Childcare	18,340,534	18,445,673	4	—	—	—
High Tech Industries	17,989,624	17,989,034	4	6,137,592	6,252,380	2
Hotel, Gaming & Leisure	3,825,126	3,466,520	1	2,491,007	2,053,481	1
Media: Advertising, Printing & Publishing	12,797,615	13,035,590	3	4,633,622	4,942,454	2
Media: Broadcasting & Subscription	9,853,341	9,915,921	2	1,978,846	1,990,930	1
Metals & Mining	228,563	1,000	—	773,718	264,864	—
Retail	3,364,579	3,325,032	1	5,781,672	5,772,767	2
Services: Business	2,984,555	2,999,790	1	—	—	—
Services: Consumer	4,065,671	3,001,899	1	13,104,093	1,753,521	1
Telecommunications	17,251,743	17,337,835	4	2,952,654	2,783,195	1
Time Deposit and Money Market Accounts(3)	7,112,949	7,112,949	2	32,486,658	32,486,658	10
Transportation: Cargo	16,030,051	16,643,254	4	—	—	—
Transportation: Consumer	—	—	—	2,012,685	2,005,353	1
Utilities: Electric	5,927,826	5,993,610	1	169,280	169,956	—
Total	$486,157,918	$440,549,994	100%	$358,547,337	$312,044,763	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Certain prior year amounts have been reclassified to conform to the current year presentation.
(3)	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2013, we had approximately $79 million invested in CLO Fund Securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of December 31, 2013 and December 31, 2012 are as follows:

			December 31, 2013		December 31, 2012
CLO Fund Securities	Investment	%(1)	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,715,553	$1,052,164	$4,925,009	$3,124,924
Katonah III, Ltd.(3)	Preferred Shares	23.1	1,618,611	325,000	2,242,014	600,000
Katonah V, Ltd.(3)	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.(2)	Subordinated Securities	16.4	4,499,793	1,478,978	4,574,393	2,120,168
Katonah VIII CLO Ltd.(2)	Subordinated Securities	10.3	3,390,005	1,230,731	3,450,705	2,171,998
Katonah IX CLO Ltd.(2)	Preferred Shares	6.9	2,023,287	829,739	2,082,987	1,488,895
Katonah X CLO Ltd.(2)	Subordinated Securities	33.3	11,770,993	5,932,163	11,934,600	9,455,511
Katonah 2007-I CLO Ltd.(2)	Preferred Shares	100	31,064,973	27,758,379	31,189,147	30,091,886
Katonah 2007-I CLO Ltd.(2)	Class B-2L Notes	100	1,300,937	9,740,000	1,252,190	9,140,000
Trimaran CLO IV, Ltd.(2)	Preferred Shares	19.0	3,542,300	2,519,210	3,616,600	3,575,571
Trimaran CLO V, Ltd.(2)	Subordinate Notes	20.8	2,721,500	1,844,276	2,757,100	2,930,004
Trimaran CLO VI, Ltd.(2)	Income Notes	16.2	2,784,200	1,981,948	2,894,700	2,936,626
Trimaran CLO VII, Ltd.(2)	Income Notes	10.5	3,133,900	2,513,261	3,146,900	3,357,924
Catamaran CLO 2012-1 Ltd.(2)	Subordinated Notes	24.9	8,943,900	6,846,520	8,982,400	8,493,000
Catamaran CLO 2012-1 Ltd.(2)	Class F Notes	42.9	3,843,398	4,200,001	3,777,665	3,770,000
Catamaran CLO 2013-1 Ltd.(2)	Subordinated Notes	23.5	9,960,400	8,225,100	—	—
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	3,063,200	2,973,750	—	—
Total			$101,696,950	$79,452,220	$90,146,410	$83,257,507

(1)	Represents percentage of class held.
(2)	An affiliate CLO Fund managed by Asset Manager Affiliates.
(3)	As of December 31, 2013, this CLO Fund Security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of December 31, 2013, our Asset Manager Affiliates had approximately $3.2 billion of par value of assets under management on which they earn management fees, and were valued at approximately $76 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, our Asset Manager Affiliates are currently receiving incentive fees from four funds.

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase (decrease) in stockholders’ equity resulting from operations, which includes net investment income (loss) and net realized and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for the years ended December 31, 2013, 2012, and 2011.

Revenue

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings.

Interest from Investments in Debt Securities.  We generate interest income from our investments in debt securities that consist primarily of senior and junior secured loans. Our debt securities portfolio is spread across multiple industries and geographic locations, and as such, we are broadly exposed to market conditions and business environments. As a result, although our investments are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector or issuer.

Dividends from Investments in CLO Fund Securities.  We generate dividend income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds managed by our Asset Manager Affiliates and selective investments in securities issued by CLO Funds managed by other asset management companies. CLO Funds managed by our Asset Manager Affiliates and those managed by non-affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by its Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates” in its financial statements. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or excess spread (interest earned by the underlying securities in the fund, less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of the Katonah 2007-I CLO or Class F notes of the Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

Dividends from the Asset Manager Affiliates.  We generate dividend income from our investment in our Asset Manager Affiliates, which are wholly-owned and managed CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares, as per the terms of each CLO Fund management agreement.

Capital Structuring Service Fees.  We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Other Income

During the three months ended March 31, 2011, we received a $2 million cash settlement to settle litigation previously initiated by us against the lenders related to our secured credit facility which we fully repaid on January 31, 2011. Upon receipt, this settlement was recognized as other income during the three months ended March 31, 2011.

Investment Income

Investment income for the years ended December 31, 2013, 2012, and 2011 was approximately $48 million, $39 million, and $28 million, respectively. Of this amount, approximately $14 million, $13 million and $9 million, respectively, was attributable to interest income on our debt securities portfolio. Increases in interest income from 2011 to 2012 and 2012 to 2013 were due to higher average invested assets stemming primarily from capital raising activities. Investments in debt securities increased by approximately $156 million during 2013, primarily due to the investment of the proceeds from the issuance of the KCAP Senior Funding I, LLC Notes ($105 million) and from the issuance of common stock of the Company of approximately $50 million.

The weighted average yield on the performing investments debt securities portfolio was 7.3%, and 7.5%, as of December 31, 2013 and 2012, respectively.

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

For the years ended December 31, 2013, 2012, and 2011, approximately $21 million, $21 million and $14 million, respectively, of dividend income was attributable to investments in CLO fund securities. Dividends from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of income on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

The fair value of CLO Fund Securities owned decreased by approximately $4 million during the year, the result of the investments in new CLO Fund Securities of approximately $11 million, offset by a reduction in the fair value of this portfolio of $15 million. When a distribution is made to us as an investor in the CLO Fund Securities, the remaining fair value of the CLO Fund Security will decline. During 2013, the Company received $21 million in cash distributions from the portfolio of CLO Fund Securities, compared with $21 million and $14 million received in 2012 and 2011, respectively.

Distributions from our Asset Manager Affiliates are recorded as “Dividends from Asset Manager Affiliates” in our Statement of Operations. For the years ended December 31, 2013, 2012, and 2011, we recognized dividend income of $12.8 million, $4.7 million and $1.9 million, respectively, from the Asset Manager Affiliates. The increase in Dividends from Asset Manager Affiliates is due to the full integration of Trimaran, and the incentive fees our Asset Manager Affiliates have earned on four managed CLO Funds.

The Asset Manager Affiliates are expected to pay future dividends to the Company based upon their operating cash flow, which generally will be dependent upon the maintenance and growth in their assets under management. The change in fair value of our investment in our Asset Manager Affiliates was approximately $1 million, essentially unchanged from December 31, 2012, while during 2013 the Company recognized $12.8 million of dividend income on its investment in its Asset Manager Affiliates. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates.

On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. During each of 2013 and 2012, our Asset Manager Affiliates added an additional CLO Fund portfolio with initial assets under management of approximately $450 million and $400 million, respectively. The aggregate of par value assets under management by our Asset Manager Affiliates was $3.2 billion and $3.6 billion as of December 31, 2013 and 2012, respectively.

Expenses

Because we are internally managed, we directly incur the cost of management and operations. As a result, we pay no investment management fees or other fees to an external advisor. Our expenses consist primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees. Interest and compensation expense are typically our largest expenses each period. Interest expense is dependent on the average outstanding principal balance of our borrowings and the applicable interest rate for the period.

Interest and Amortization of Debt Issuance Costs.  Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

Compensation Expense.  Compensation expense includes base salaries, bonuses, stock-based compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees contain a significant profit sharing and/or performance based bonus component. Therefore, as our net revenues increase, our compensation costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses.  The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), occupancy costs and general administrative and other costs.

Total expenses for the years ended December 31, 2013, 2012, and 2011 were approximately $19 million, $14 million, and $12 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $10 million, $7 million, and $5 million, respectively, on average debt outstanding of $151 million, $81 million, and $54 million, respectively.

For the years ended December 31, 2013, 2012 and 2011, approximately $4.6 million, $3.2 million, and $3.9 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. The reduction in compensation expense from 2011 to 2012 relates primarily to a reversal of accrued long-term equity based compensation expense in 2012 after the departure of a former employee, while the increase from 2012 to 2013 relates primarily to the addition of headcount and the full-year effect of our acquisition of Trimaran. For the years ended December 31, 2013, 2012, and 2011, respectively, professional fees and insurance expenses totaled approximately $2.7 million, $3.0 million and $2.5 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.8, $1.3 and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in these costs can be attributed to increased technology and other office and administrative expenses.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2013, net investment income and net realized losses was approximately $17 million, or $0.53 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the year ended December 31, 2013, net investment income was approximately $29 million, or $0.90 per share.

Generally, we seek to fund our dividends from net investment income. For the year ended December 31, 2013, total distributions were $35 million, or $1.06 per share.

Net Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2013, the unrealized gain on net total investment portfolio was approximately $895,000 on the total investment portfolio. Included in this amount is a reclassification of an unrealized loss to a realized loss in the amount of $10 million related to a debt security that was discharged in bankruptcy. This reclassification results in an increase in unrealized appreciation (i.e. gain) and a corresponding increase in realized loss. (Note: Net Asset Value did not change as a result of this reclassification). Also included in the net unrealized loss in 2013 are unrealized losses on CLO Fund Securities of approximately $15 million. During the year ended December 31, 2012, our total investments had net unrealized appreciation of approximately $5 million, including net unrealized gains of approximately $11 million on CLO Fund Securities, offset by net unrealized losses on Debt securities of approximately $4 million and net unrealized losses on Asset Manager Affiliates of $2 million. During the year ended December 31, 2011, our total investments had net unrealized appreciation of $10 million, including approximately $16 million of unrealized gains on debt securities, offset by net unrealized losses of approximately $3 million and $2 million, primarily related to CLO Fund Securities and equity securities, respectively.

Net Change in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2013 was approximately $17 million, or $0.53 per share. The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2012 was approximately $26 million, or $1.00 per share, and the net increase in stockholders’ equity resulting from operations for the year ended December 31, 2011 was approximately $8 million, or $0.33 per share.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for operating our business and to make investments. We seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet irregular and unexpected funding requirements. We plan to satisfy our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

As of December 31, 2013 and December 31, 2012 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2013	December 31, 2012
Cash	$3,433,675	$738,756
Time Deposits	—	1,942,834
Money Market Accounts(1)	7,112,949	30,543,824
Senior Secured Loan	168,188,453	60,258,885
Junior Secured Loan	48,443,384	33,486,956
Senior Unsecured Loan	23,000,000	—
First Lien Bond	2,546,400	3,000,000
Senior Subordinated Bond	1,051,540	2,735,881
Senior Unsecured Bond	11,381,100	11,185,000
Senior Secured Bond	1,619,550	—
CLO Fund Securities	79,452,220	83,257,507
Equity Securities	11,006,398	8,020,716
Preferred	10,600,000	371,160
Asset Manager Affiliates	76,148,000	77,242,000
Total	$443,983,669	$312,783,519

Includes restricted cash held under employee benefit plans.

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2013, we had approximately $195 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 226%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes. The weighted average daily debt balance for the years ended December 31, 2013 and 2012 was approximately $151 million and $81 million, respectively.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of December 31, 2013, the conversion rate was 127.4733 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.84 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the year ended December 31, 2013 total realized losses on extinguishment of debt were approximately $537,000. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

In February 2012, the Company entered into a Note Purchase Agreement, under which it was able to obtain up to $30 million in financing (the “Facility”). The Facility was terminated on November 4, 2013 and remaining unamortized capitalized costs of approximately $203,000 related to the Facility were written-off and are included in Realized Losses on Extinguishments of Debt.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage tests applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. At December 31, 2013, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share, raising approximately $51.0 million in gross proceeds. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds.

On June 18, 2013, KCAP Senior Funding I, LLC, or Issuer, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. These junior notes eliminate in consolidation and the remaining notes with a par value of $105 million, net of $3.1 million of unamortized discount, are reflected on our consolidated balance sheet. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

For a more detailed discussion of this debt securitization financing transaction, including interest rates on the notes, See Note 6: Borrowings to our consolidated financial statements, contained elsewhere in this financial report.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders (at a special stockholder meeting held on June 21, 2013 and continued on July 19, 2013 and August 9, 2013) authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) August 9, 2013, or (ii) the date of our 2014 annual meeting of shareholders. We would need similar future approval from our shareholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

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

The amount of our declared dividends, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses). Generally, we seek to fund our dividends from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. Distributions to our stockholders during 2013 and 2012 included $5.8 million and $1.3 million, respectively, of tax-basis return of capital.

The following table sets forth the quarterly dividends declared by us since the most recent completed calendar year, which approximates our estimated net investment income for the specified quarter, including income distributed from the Asset Manager Affiliates received by the Company, if any.

	Dividend	Declaration Date	Record Date	Pay Date
2013:
Fourth quarter	$0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	0.28	3/15/2013	4/5/2013	4/26/2013
Total declared for 2013	$1.06
2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012
Total declared for 2012	$0.94

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2013 and December 31, 2012, we did not have any such outstanding commitments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$192,592,373	$—	$49,008,000	$—	$143,584,373

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our financial statements, contained elsewhere herein: Significant Accounting Policies — Investments.

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

Pursuant to the AICPA Guide, we reflect our investments on our balance sheet at their estimated fair value with unrealized gains and losses resulting from changes in fair value reflected as a component of unrealized gains or losses on our statements of operations. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price).

See Note 4 to the financial statements for the additional information about the level of market observability associated with investments carried at fair value.

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the financial statements: “Significant Accounting Policies — Investments”).

ASC 820: Fair Value establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I — Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by ASC 820: Fair Value, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. A majority all of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Ongoing reviews by the Company’s investment analysts, Chief Investment Officer, Valuation Committee and independent valuation firms (if engaged) may include factors such as an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

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

Our investments in CLO Fund Securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of we securities own, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested, or (iii) indicative prices provided by the underwriters or brokers who arrange

CLO Funds. We recognize unrealized appreciation or depreciation on our investments in CLO Fund Securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund Securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund Securities. We determine the fair value of our investments in CLO Fund Securities on a security-by-security basis.

The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is primarily determined utilizing a discounted cash flow model which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance (“Discounted Cash Flow”). Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment (as described above). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2013, four issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2012, five issuers representing less than 1% of our total investments at fair value were on non-accrual status.

Dividend Income from CLO Fund Securities

We generate dividend income from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. Our CLO Fund junior class securities are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or excess spread (interest earned by the underlying securities in the fund, less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us. We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

For non-junior class CLO Fund Securities, such as our investment in the class B-2L notes of Katonah 2007-I CLO and the class F notes of Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

Dividends from Affiliate Asset Manager

We record dividend income from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

Payment-in-Kind Interest

We may have loans in our portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be distributed to stockholders in the form of cash dividends, even though the Company has not collected any cash.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock, under the Equity Incentive Plan, to officers and employees for services rendered to us. We follow Accounting Standards Codification 718, Compensation — Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements included in this annual report, for a description of recent accounting pronouncements.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2013, approximately 87.6% of the Debt Securities in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2013, we had $193 million of borrowings outstanding at a current weighted average rate of 5.1%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising or lowering interest rates, our current cost of debt would fluctuate correspondingly. We would expect that an increase in the base rate index for our floating rate investment assets would increase our net investment income and that a decrease in the base rate index for such assets would decrease our net investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2013 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $583,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $71,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2013.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Investments for which market quotations are generally readily available at or near the valuation date are generally valued at such market quotations. Investments for which there is not a readily available market value are valued at fair value as determined in good faith by our Board of Directors under a valuation policy and consistently applied valuation process. However, due to the inherent uncertainty of determining the fair value of investments that cannot be marked to market, the fair value of our investments may differ materially from the values that would have been used had a ready market existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm will perform third party valuations on the Company’s material investments in illiquid securities such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are considered as one of the relevant data inputs in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

Item 8.	Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Conclusion.  Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

We have adopted a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.kcapfinancial.com. We intend to disclose any future amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2014, and is incorporated herein by reference.

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

KCAP Financial, Inc.
Date: March 12, 2014	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 12, 2014
/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 12, 2014
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	March 12, 2014
/s/ John Ward John Ward	Member of the Board of Directors	March 12, 2014
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	March 12, 2014
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	March 12, 2014
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	March 12, 2014
/s/ Jay R. Bloom Jay R. Bloom	Member of the Board of Directors	March 12, 2014
/s/ Dean C. Kehler Dean C. Kehler	Member of the Board of Directors	March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
KCAP Financial, Inc.

We have audited the accompanying balance sheets, including the schedules of investments, of KCAP Financial, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013 and financial highlights for each of the five years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2013 and 2012. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KCAP Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2013 and the financial highlights for each of the five years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, NY
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
KCAP Financial, Inc.

We have audited the internal control over financial reporting of KCAP Financial, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, NY
March 12, 2014

KCAP FINANCIAL, INC.

BALANCE SHEETS

	As of December 31, 2013	As of December 31, 2012
ASSETS
Investments at fair value:
Time deposit (cost: 2013 – $0; 2012 – $1,942,834)	$—	$1,942,834
Money market accounts (cost: 2013 – $7,112,949; 2012 – $30,543,824)	7,112,949	30,543,824
Debt securities (cost: 2013 – $275,213,594; 2012 – $134,377,151)	266,830,427	111,037,882
CLO Fund Securities managed by affiliates (cost: 2013 – $88,979,585; 2012 – $79,659,387)	75,100,306	79,531,583
CLO Fund Securities managed by non-affiliates (cost: 2013 – $12,717,365; 2012 – $10,487,023)	4,351,914	3,725,924
Equity securities (cost: 2013 – $18,755,684; 2012 – $18,375,588)	11,006,398	8,020,716
Asset Manager Affiliates (cost: 2013 – $83,378,741; 2012 – $83,161,529)	76,148,000	77,242,000
Total Investments at Fair Value (cost: 2013 – $486,157,918; 2012 – $358,547,336)	440,549,994	312,044,763
Cash	3,433,675	738,756
Restricted cash	4,078,939	—
Interest receivable	2,032,559	697,349
Accounts receivable	3,125,259	2,210,869
Other assets	5,951,963	3,568,736
Total Assets	$459,172,388	$319,260,473
LIABILITIES
Convertible Notes	$49,008,000	$60,000,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: $3,065,627)	102,184,373	—
Payable for open trades	3,980,000	—
Accounts payable and accrued expenses	3,897,291	2,581,432
Dividend payable	8,333,031	7,403,382
Total Liabilities	208,802,695	111,384,814
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 33,332,123 and 26,470,408 common shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	333,472	264,382
Capital in excess of par value	370,929,615	310,566,503
Accumulated (excess distribution) undistributed net investment income	(6,102,017)	103,484
Accumulated net realized losses	(68,662,689)	(56,035,375)
Net unrealized depreciation on investments	(46,128,688)	(47,023,335)
Total Stockholders’ Equity	250,369,693	207,875,659
Total Liabilities and Stockholders’ Equity	$459,172,388	$319,260,473
NET ASSET VALUE PER COMMON SHARE	$7.51	$7.85

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
Investment Income:
Interest from investments in debt securities	$13,967,235	$12,504,569	$9,438,493
Interest from cash and time deposits	20,656	5,741	21,938
Dividends from investments in CLO Fund Securities managed by affiliates	19,902,348	19,207,401	12,413,797
Dividends from investments in CLO Fund Securities managed by non-affiliates	1,320,525	1,861,263	1,949,360
Dividends from Asset Manager Affiliates	12,750,000	4,700,000	1,910,000
Capital structuring service fees	305,376	304,882	86,057
Other Income	—	—	2,000,000
Total investment income	48,266,140	38,583,856	27,819,645
Expenses:
Interest and amortization of debt issuance costs	10,116,271	6,976,018	4,588,482
Compensation	4,630,481	3,172,814	3,907,900
Professional fees	2,191,305	2,453,945	2,010,253
Insurance	552,568	546,989	493,305
Administrative and other	1,819,876	1,343,677	987,381
Total expenses	19,310,501	14,493,443	11,987,321
Net Investment Income	28,955,639	24,090,413	15,832,324
Realized And Unrealized Gains (Losses) On Investments:
Net realized loss from investment transactions	(12,090,503)	(3,232,975)	(18,476,608)
Net change in unrealized appreciation (depreciation) on:
Debt securities	14,956,103	(3,701,536)	15,864,850
Equity securities	2,605,586	163,843	(1,724,319)
CLO Fund Securities managed by affiliates	(13,751,478)	8,316,279	(4,420,194)
CLO Fund Securities managed by non-affiliates	(1,604,352)	2,884,983	1,058,464
Asset Manager Affiliates investments	(1,311,212)	(2,395,228)	(484,973)
Total net unrealized gain from investment transactions	894,647	5,268,341	10,293,828
Net realized and unrealized appreciation (depreciation) on investments	(11,195,856)	2,035,366	(8,182,780)
Realized losses on extinguishments of Debt	(536,811)	—	—
Net Increase In Stockholders’ Equity Resulting From Operations	$17,222,972	$26,125,779	$7,649,544
Net Increase in Stockholders’ Equity Resulting from Operations per Common Share:
Basic:	$0.53	$1.00	$0.33
Diluted:	$0.53	$0.95	$0.33
Net Investment Income Per Common Share:
Basic:	$0.90	$0.93	$0.69
Diluted:	$0.86	$0.89	$0.69
Weighted Average Shares of Common Stock Outstanding – Basic	32,280,160	26,011,517	22,868,648
Weighted Average Shares of Common Stock Outstanding – Diluted	32,295,005	33,379,594	22,880,674

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2013	2012	2011
Operations:
Net investment income	$28,955,639	$24,090,413	$15,832,324
Net realized loss from investment transactions	(12,090,503)	(3,232,975)	(18,476,608)
Realized losses from extinguishments of Debt	(536,811)	—	—
Net change in unrealized gain on investments	894,647	5,268,341	10,293,828
Net increase in net assets resulting from operations	17,222,972	26,125,779	7,649,544
Stockholder distributions:
Distributions of net investment income to common stockholders	(28,955,638)	(24,090,413)	(15,802,712)
Distributions of net investment income to restricted stockholders	(144,305)	(25,091)	(26,373)
Return of Capital	(6,061,196)	(693,328)	—
Net decrease in net assets resulting from stockholder distributions	(35,161,139)	(24,808,832)	(15,829,085)
Capital share transactions:
Issuance of common stock for:
Interest in affiliate company	—	25,560,000	—
Dividend reinvestment plan	715,780	556,881	1,006,205
Conversion of Convertible Notes	8,786,000	—	—
Issuance of Common Stock	50,404,236	—	—
Vesting of restricted stock	50	971	961
Stock based compensation	526,135	(85,082)	772,650
Net increase in net assets resulting from capital share transactions	60,432,201	26,032,770	1,779,816
Net assets at beginning of period	207,875,659	180,525,942	186,925,667
Net assets at end of period (including accumulated undistributed net investment income of $0, $103,484, and $821,904 in 2013, 2012, and 2011, respectively	$250,369,693	$207,875,659	$180,525,942
Net asset value per common share	$7.51	$7.85	$7.85
Common shares outstanding at end of period	33,332,123	26,470,408	22,992,211

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net increase in stockholder’s equity resulting from operations	$17,222,972	$26,125,779	$7,649,544
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash used in operations:
Net realized losses on investment transactions	12,090,503	3,232,975	18,476,608
Net change in unrealized appreciation on investments	(894,647)	(5,268,341)	(10,293,828)
Net accretion of discount on debt securities	(454,995)	(1,522,934)	(48,910)
Amortization of original issue discount on indebtedness	229,848	—	—
Amortization of debt issuance costs	904,027	604,809	398,505
Realized losses on extinguishments of debt	536,811	—	—
Capital contribution to Asset Manager Affiliates	(217,212)	—	—
Payment-in-kind interest income	(3,091)	(581,355)	(469,329)
Amortization of stock-based compensation expense	526,138	(85,082)	772,650
Changes in operating assets and liabilities:
Purchases of investments	(247,994,543)	(148,344,654)	(115,782,536)
Increase in payable for open trades	3,980,000	—	—
Proceeds from sales and redemptions of investments	107,025,921	107,817,559	67,194,142
(Increase) Decrease in interest and dividends receivable	(1,335,210)	(174,770)	25,219
(Increase) in accounts receivable	(914,434)	(1,351,713)	(8,135)
Decrease in time deposit	1,942,834	—	—
(Increase) Decrease in other assets	54,561	(311,922)	(72,137)
(Decrease) Increase in due from affiliates	—	3,517	(3,517)
Increase (Decrease) in accounts payable and accrued expenses	1,315,858	(946,250)	1,189,915
Net cash used in operating activities	(105,984,659)	(20,802,382)	(30,971,809)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,404,236	—	—
Debt issuance costs	(3,878,583)	(1,486,476)	(2,370,454)
Cash distributions to stockholders	(33,515,661)	(20,927,645)	(14,554,554)
Proceeds from issuance of debt, net of discount	101,954,525	30,000,000	—
Repurchase of Convertible Notes	(2,206,000)	—	—
Repayment of debt	—	(30,000,000)	(86,746,582)
Issuance of Convertible Notes	—	—	60,000,000
Issuance of 7.375% Notes Due 2019	—	41,400,000	—
(Increase) Decrease in restricted cash	(4,078,939)	—	67,023,170
Net cash provided by financing activities	108,679,578	18,985,879	23,351,580
CHANGE IN CASH	2,694,919	(1,816,503)	(7,620,229)
CASH, BEGINNING OF YEAR	738,756	2,555,259	10,175,488
CASH, END OF YEAR	$3,433,675	$738,756	$2,555,259
Supplemental Information:
Interest paid during the period	$8,884,945	$6,374,134	$2,745,968
Dividends paid during the period under the dividend reinvestment plan	$715,768	$557,852	$1,007,164
Issuance of common stock in connection with acquisition of Asset Manager Affiliate	$—	$25,560,000	$—

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2013

Debt Securities Portfolio

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value(2)
Advanced Lighting Technologies, Inc.(9), (11) Consumer goods: Non-durable	First Lien Bond — 10.5% — 06/2019 – 00753CAE2 10.5% Cash, Due 6/19	$3,000,000	$2,948,332	$2,546,400
Advantage Sales & Marketing Inc.(9) Services: Business	Senior Secured Loan — 2013 Term Loan (First Lien) 4.3% Cash, Due 12/17	1,989,952	1,996,642	2,001,892
Alaska Communications Systems Holdings, Inc.(9), (11) Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, Due 10/16	2,358,409	2,362,064	2,357,702
Apria Healthcare Group Inc.(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.8% Cash, Due 4/20	2,985,000	2,997,209	2,985,000
Aramark Corporation Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	850,000	856,173	856,374
Aramark Corporation(11) Beverage, Food and Tobacco	Senior Secured Loan — LC-3 Facility 3.7% Cash, Due 7/16	61,707	61,967	61,861
Aramark Corporation(11) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term C Loan 3.7% Cash, Due 7/16	938,293	942,256	940,639
Aramark Corporation(11) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	1,150,000	1,158,352	1,158,625
ARSloane Acquisition, LLC(9), (11) Services: Business	Senior Secured Loan — Tranche B Term Loan (First Lien) 7.5% Cash, Due 10/19	997,500	987,913	997,898
Asurion, LLC (fka Asurion Corporation)(9), (11) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 4.5% Cash, Due 5/19	1,980,000	2,000,806	1,983,168
Bankruptcy Management Solutions, Inc.(9) Finance	Senior Secured Loan — Term B Loan 7.0% Cash, Due 6/18	718,182	718,182	713,514
BarBri, Inc. (Gemini Holdings, Inc.)(9), (11) Services: Consumer	Senior Secured Loan — Term Loan 5.3% Cash, Due 7/19	3,000,000	2,986,055	3,000,900
BBB Industries, LLC(9), (11) Automotive	Senior Secured Loan — Term Loan B 5.5% Cash, Due 3/19	2,887,500	2,878,820	2,888,366
Bellisio Foods, Inc.(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Delayed Draw Term Loan 6.5% Cash, Due 8/19	1,582,475	1,575,088	1,582,316
Bellisio Foods, Inc.(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, Due 8/19	2,191,119	2,180,891	2,190,900
Blue Coat Systems, Inc.(9), (11) High Tech Industries	Senior Secured Loan — New Term Loan 4.5% Cash, Due 5/19	3,990,000	4,003,966	3,991,995
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	379,763	379,763	379,193
Carolina Beverage Group LLC(9) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,519,072	1,619,550
Catalina Marketing Corporation(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 10/20	1,995,000	1,983,766	2,025,553
Clover Technologies Group, LLC (Clover Holdings Inc.)(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/18	2,850,292	2,883,914	2,850,291
CoActive Technologies LLC (fka CoActive Technologies, Inc.)(7), (9) Capital Equipment	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 7.0% PIK, Due 1/15	2,063,007	1,987,358	1,863,721

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value(2)
Crowley Holdings Preferred, LLC(9) Transportation: Cargo	Preferred Stock — 12.000% — 12/2049 — Series A IncomePreferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	$10,000,000	$10,000,000	$10,600,000
CSM Bakery Supplies LLC(9) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 7/21	3,000,000	3,018,871	3,001,500
CSM Bakery Supplies LLC(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 4.8% Cash, Due 7/20	3,657,500	3,655,989	3,659,329
Del Monte Foods Company(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.0% Cash, Due 3/18	2,789,388	2,783,753	2,803,321
Drew Marine Group Inc.(9) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, Due 5/21	2,500,000	2,493,817	2,493,750
ELO Touch Solutions, Inc.(9), (11) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,898,703	1,835,507	1,893,577
Fender Musical Instruments Corporation(9), (11) Hotel, Gaming & Leisure	Senior Secured Loan — Initial Loan 5.8% Cash, Due 4/19	2,421,986	2,434,723	2,463,620
FHC Health Systems, Inc.(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/18	3,900,000	3,864,809	3,900,000
First American Payment Systems, L.P.(9) Finance	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, Due 4/19	3,000,000	2,951,174	2,999,400
First Data Corporation(9), (11) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,875,135	2,006,520
Flexera Software LLC (fka Flexera Software, Inc.)(9), (11) High Tech Industries	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,722,955	2,734,588	2,725,133
Fram Group Holdings Inc./Prestone Holdings Inc.(9), (11) Automotive	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	966,900	970,557	966,610
Freescale Semiconductor, Inc. High Tech Industries	Senior Subordinated Bond — 10.125% — 12/2016 — 35687MAP2 10.1% Cash, Due 12/16	1,036,000	1,037,707	1,051,540
Getty Images, Inc.(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 10/19	3,711,259	3,711,065	3,471,698
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	37,714
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	80,846
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015
Global Tel*Link Corporation(9) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, Due 11/20	4,000,000	3,924,752	3,991,600
Grande Communications Networks LLC(9), (11) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 5/20	3,980,000	3,985,209	3,980,398
Grupo HIMA San Pablo, Inc.(9) Healthcare, Education and Childcare	Senior Secured Loan — Term B Loan (First Lien) 8.5% PIK, Due 1/18	2,977,500	2,928,848	2,813,738
Grupo HIMA San Pablo, Inc.(9) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.8% PIK, Due 7/18	7,000,000	6,865,363	6,817,300
Gymboree Corporation., The(9), (11) Retail	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,377,305	1,332,286
Hargray Communications Group, Inc. (HCP Acquisition LLC)(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 6/19	2,985,000	2,957,575	2,986,194
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, Due 5/18	3,456,250	3,424,170	3,488,341

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value(2)
Hunter Defense Technologies, Inc.(9) Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	$4,074,074	$4,049,553	$3,911,111
Iasis Healthcare LLC(9) Healthcare, Education and Childcare	Senior Unsecured Bond — 8.375% — 05/2019 — 45072PAD4 8.4% Cash, Due 5/19	3,000,000	2,892,521	3,187,500
International Architectural Products, Inc.(7), (9) Metals & Mining	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	247,636	228,563	1,000
Jones Stephens Corp.(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	1,214,195	1,214,195	1,214,195
Jones Stephens Corp.(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	2,925,620	2,925,620	2,925,620
Key Safety Systems, Inc.(9), (11) Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 5/18	2,692,152	2,679,887	2,696,459
Kinetic Concepts, Inc.(9) Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,989,979	2,003,621	2,003,661
Kinetic Concepts, Inc.(9), (11) Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,994,979	2,012,272	2,008,695
Landslide Holdings, Inc. (Crimson Acquisition Corp.)(9), (11) High Tech Industries	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 8/19	3,482,500	3,492,130	3,483,893
LBREP/L-Suncal Master I LLC(7), (9) Construction & Building	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,034,968	3,034,968	40,669
LTS Buyer LLC (Sidera Networks, Inc.)(9) Telecommunications	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, Due 4/20	3,980,000	3,974,154	4,003,024
MB Aerospace ACP Holdings III Corp.(9) Aerospace and Defense	Senior Secured Loan — Term Loan 6.0% Cash, Due 5/19	3,980,000	3,944,023	3,980,796
Medical Specialties Distributors, LLC(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, Due 12/19	4,000,000	3,960,421	3,999,200
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,751,716	1,761,555	1,753,116
Nellson Nutraceutical, LLC(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.8% Cash, Due 8/18	1,995,000	1,981,056	1,995,000
Ozburn-Hessey Holding Company LLC(9), (11) Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/19	3,548,085	3,536,235	3,549,504
PetCo Animal Supplies, Inc.(9), (11) Retail	Senior Secured Loan — New Loans 4.0% Cash, Due 11/17	1,979,592	1,987,274	1,992,746
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)(9) Healthcare & Pharmaceuticals	Senior Secured Loan — 2013 Term Loan 4.0% Cash, Due 12/18	3,517,594	3,529,732	3,546,526
Puerto Rico Cable Acquisition Company Inc.(9) Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	980,693	982,374	981,086
Puerto Rico Cable Acquisition Company Inc.(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	2,942,080	2,928,491	2,943,257
Sandy Creek Energy Associates, L.P.(9), (11) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, Due 11/20	3,000,000	2,985,253	3,005,625
SGF Produce Holding Corp. (Frozsun, Inc.)(9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,213,423	2,193,867	2,213,645
SGF Produce Holding Corp. (Frozsun, Inc.)(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	3,475,281	3,454,967	3,475,629
Spin Holdco Inc.(9) Consumer goods: Durable	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	1,246,875	1,245,425	1,255,454

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value(2)
Spin Holdco Inc.(9), (11) Consumer goods: Durable	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	$2,743,125	$2,742,255	$2,761,998
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(9), (11) Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, Due 6/19	2,985,000	2,957,663	2,985,896
Steinway Musical Instruments, Inc.(9) Hotel, Gaming & Leisure	Junior Secured Loan — Loan (Second Lien) 9.3% Cash, Due 9/20	1,000,000	990,403	1,001,900
Sun Products Corporation, The (fka Huish Detergents Inc.)(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, Due 3/20	3,970,000	3,941,540	3,780,433
TPF II LC, LLC (TPF II Rolling Hills, LLC)(9), (11) Utilities: Electric	Senior Secured Loan — Term Loan 6.5% Cash, Due 8/19	2,985,000	2,942,573	2,987,985
Trico Products Corporation(9) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	4,864,844	4,843,792	4,863,871
Trico Products Corporation(9), (11) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	3,891,875	3,875,033	3,891,097
Trimaran Advisors, L.L.C.(9) Finance	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000
TriZetto Group, Inc. (TZ Merger Sub, Inc.)(9), (11) High Tech Industries	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	3,676,604	3,684,234	3,639,857
TRSO I, Inc.(9) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,234,558	10,608,000
TUI University, LLC(9) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, Due 10/14	1,647,733	1,637,909	1,614,779
TWCC Holding Corp.(9) Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 6/20	1,000,000	1,004,735	1,030,005
TWCC Holding Corp.(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, Due 2/17	1,965,101	1,980,166	1,975,379
Univar Inc.(9), (11) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,924,675	2,921,597	2,906,601
Vertafore, Inc.(9), (11) High Tech Industries	Senior Secured Loan — Term Loan (2013) 4.3% Cash, Due 10/19	1,202,077	1,201,491	1,203,039
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, Due 12/18	2,977,500	2,939,085	2,978,095
Weiman Products, LLC(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, Due 11/18	1,000,000	990,219	990,000
Weiman Products, LLC(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, Due 11/18	4,000,000	3,960,876	3,960,000
Wholesome Sweeteners, Inc.(9) Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,614,827	6,715,082
WideOpenWest Finance, LLC(9) Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, Due 4/19	2,984,962	3,005,566	3,005,111
WireCo WorldGroup Inc.(9) Capital Equipment	Senior Unsecured Bond — 11.75% — 05/2017 11.8% Cash, Due 5/17	5,000,000	4,977,052	5,121,000
WireCo WorldGroup Inc.(9), (11) Capital Equipment	Senior Unsecured Bond — 11.75% — 05/2017 11.8% Cash, Due 5/17	3,000,000	2,986,231	3,072,600
WTG Holdings III Corp.(9) Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 1/22	4,000,000	3,980,000	3,980,000
Total Investment in Debt Securities (107% of net asset value at fair value)		$276,978,279	$275,213,594	$266,830,427

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/ Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	207,988
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Class A Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Class B Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Class C Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Common Stock 2013	0.8%	314,325	309,363
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (9) Media: Advertising, Printing & Publishing	Common	1.27%	359,765	692,710
Coastal Concrete Holding II, LLC(5), (9) Construction & Building	Class A Units	10.8%	8,625,626	1,000
eInstruction Acquisition, LLC(5), (9) Services: Consumer	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII Ltd.(3), (5), Capital Equipment	Class A Shares	1,500	1,500,000	1,735,604
Perseus Holding Corp.(5), (9) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Plumbing Holdings Corporation(5), (9) Consumer goods: Durable	Common	7.8%	—	1,581,481
Plumbing Holdings Corporation(5), (9) Consumer goods: Durable	Preferred	15.5%	3,725,390	4,152,689
TRSO II, Inc.(5), (9) Energy: Oil & Gas	Common Stock	5.4%	1,500,000	2,322,563
Total Investment in Equity Securities (4% of net asset value at fair value)			$18,755,684	$11,006,398

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities	22.2%	$4,715,553	$1,052,164
Katonah III, Ltd.(3), (11)	Preferred Shares	23.1%	1,618,611	325,000
Katonah V, Ltd.(3), (11)	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.(3), (6)	Subordinated Securities	16.4%	4,499,793	1,478,978
Katonah VIII CLO Ltd(3), (6)	Subordinated Securities	10.3%	3,390,005	1,230,731
Katonah IX CLO Ltd(3), (6)	Preferred Shares	6.9%	2,023,287	829,739
Katonah X CLO Ltd(3), (6)	Subordinated Securities	33.3%	11,770,993	5,932,163
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares	100.0%	31,064,973	27,758,379
Trimaran CLO IV, Ltd.(3), (6)	Preferred Shares	19.0%	3,542,300	2,519,210
Trimaran CLO V, Ltd.(3), (6)	Subordinate Notes	20.8%	2,721,500	1,844,276
Trimaran CLO VI, Ltd.(3), (6)	Income Notes	16.2%	2,784,200	1,981,948
Trimaran CLO VII, Ltd.(3), (6)	Income Notes	10.5%	3,133,900	2,513,261
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes	24.9%	8,943,900	6,846,520
Catamaran CLO 2013-1 Ltd.(3), (6)	Subordinated Notes	23.5%	9,960,400	8,225,100
Dryden 30 Senior Loan Fund(3)	Subordinated Notes	7.5%	3,063,200	2,973,750
Total Investment in CLO Subordinated Securities, Preferred Shares and Income Notes			$96,552,615	$65,512,219

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value(2)
Katonah 2007-I CLO Ltd.(3), (6)	Floating – 04/2022 – B2L – 48602NAA8 Par Value of $10,500,000 100.0%, Due 4/22	100.0%	$1,300,937	$9,740,000
Catamaran CLO 2012-1 Ltd.(3), (6)	Float – 12/2023 – F – 14889CAE0 Par Value of $4,500,000 42.9%, Due 12/23	42.9%	3,843,398	4,200,001
Total Investment in CLO Rated-Note			$5,144,335	$13,940,001
Total Investment in CLO Fund Securities(32% of net asset value at fair value)			$101,696,950	$79,452,220

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Fair Value(2)
Asset Manager Affiliates(9)	Asset Management Company	100.0%	$83,378,741	$76,148,000
Total Investment in Asset Manager Affiliates (30% of net asset value at fair value)			$83,378,741	$76,148,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Cost	Fair Value(2)
JP Morgan Business Money Market Account(8), (9)	Money Market Account	0.15%	$237,088	$237,088
US Bank Money Market Account(9)	Money Market Account	0.30%	6,875,861	6,875,861
Total Investment in Time Deposit and Money Market Accounts (3% of net asset value at fair value)			$7,112,949	$7,112,949
Total Investments(4) (176% of net asset value at fair value)			$486,157,918	$440,549,994

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2013.
(2)	Reflects the fair market value of all investments as of December 31, 2013, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $486 million. The aggregate gross unrealized appreciation is approximately $15 million, the aggregate gross unrealized depreciation is approximately $61 million, and the net unrealized depreciation is approximately $46 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(7)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Money market account holding restricted cash and security deposits for employee benefit plans.
(9)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(10)	As of December 31, 2013, this CLO Fund Security was not providing a dividend distribution.
(11)	As of December 31, 2013, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligation.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2012

Debt Securities Portfolio

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value(2)
Advanced Lighting Technologies, Inc.(9) Consumer goods: Non-durable	First Lien Bond — 10.5% Cash, Due 6/19	$3,000,000	$2,928,762	$3,000,000
Alaska Communications Systems Holdings, Inc.(9) Telecommunications	Senior Secured Loan — Term Loan 5.5% Cash, Due 10/16	2,940,000	2,952,655	2,783,196
Allison Transmission, Inc. Automotive	Senior Secured Loan — Term B-2 Loan 3.7% Cash, Due 8/17	1,980,000	1,969,312	1,995,672
Aramark Corporation(9) Beverage, Food and Tobacco	Senior Secured Loan — LC-3 Facility 3.5% Cash, Due 7/16	61,707	61,579	61,910
Aramark Corporation(9) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term C Loan 3.5% Cash, Due 7/16	938,293	936,347	941,390
Asurion, LLC (fka Asurion Corporation)(9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, Due 5/18	2,000,000	2,021,506	2,023,130
Avis Budget Car Rental, LLC Transportation: Consumer	Senior Secured Loan — Tranche C Term Loan 4.3% Cash, Due 3/19	1,985,007	2,012,685	2,005,353
Bankruptcy Management Solutions, Inc.(9) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Loan (Second Lien) 1.2% Cash, 7.0% PIK, Due 8/15	1,405,472	1,225,488	47,435
Bankruptcy Management Solutions, Inc.(9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% PIK, Due 8/14	1,439,164	1,405,984	773,551
Berry Plastics Holding Corporation Containers, Packaging and Glass	Senior Secured Loan — Term C Loan 2.2% Cash, Due 4/15	1,979,003	1,949,236	1,971,898
Burger King Corporation Beverage, Food and Tobacco	Senior Secured Loan — Tranche B Term Loan (2012) 3.8% Cash, Due 9/19	1,645,875	1,641,896	1,657,297
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	621,074	621,074	613,373
Catalina Marketing Corporation(9) Media: Advertising, Printing & Publishing	Senior Secured Loan — 2017 Term Loan 5.7% Cash, Due 9/17	1,704,212	1,672,227	1,711,140
Chrysler Group LLC(9) Automotive	Senior Secured Loan — Tranche B Term Loan 6.0% Cash, Due 5/17	1,979,899	1,979,899	2,024,724
CoActive Technologies LLC (fka CoActive Technologies, Inc.)(7), (9) Capital Equipment	Junior Secured Loan — Term Loan (Second Lien) 2.3% Cash, 4.8% PIK, Due 1/15	2,063,007	1,987,358	1,299,695
Del Monte Foods Company(9) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	949,124	950,905	952,237
Del Monte Foods Company(9) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 3/18	1,927,154	1,907,210	1,933,475
eInstruction Corporation(7), (9) Services: Consumer	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, Due 7/14	10,000,000	10,000,000	1,000
ELO Touch Solutions, Inc.(9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,990,000	1,915,453	1,989,603
First American Payment Systems, L.P.(9) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien 2012) 10.8% Cash, Due 4/19	3,000,000	2,941,926	2,985,000

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value(2)
First Data Corporation(9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	$2,000,000	$1,806,842	$1,906,710
Fram Group Holdings Inc./Prestone Holdings Inc.(9) Automotive	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	989,975	996,484	991,212
Freescale Semiconductor, Inc. High Tech Industries	Senior Subordinated Bond — 10.1% Cash, Due 12/16	1,036,000	1,038,081	1,064,490
Getty Images, Inc.(9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan (New) 4.8% Cash, Due 10/19	2,000,000	1,980,556	2,005,250
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	38,506
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	82,543
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015
Gymboree Corporation., The(9) Retail	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,355,901	1,312,746
HMSC Corporation (aka Swett and Crawford)(9) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Loan (Second Lien) 5.7% Cash, Due 10/14	5,000,000	4,948,801	4,410,000
Hunter Defense Technologies, Inc.(9) Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,027,935	3,829,630
Iasis Healthcare LLC(9) Healthcare & Pharmaceuticals	Senior Unsecured Bond — 8.4% Cash, Due 5/19	3,000,000	2,877,729	2,865,000
International Architectural Products, Inc.(7), (9) Metals & Mining	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	507,431	480,868	263,864
Jones Stephens Corp.(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	4,280,147	4,280,147	4,280,147
KIK Custom Products Inc.(9) Consumer goods: Non-durable	Junior Secured Loan — Loan (Second Lien) 5.3% Cash, Due 12/14	5,000,000	5,000,000	3,977,100
LBREP/L-Suncal Master I LLC(7), (9) Construction & Building	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,345,759	3,345,759	303,460
Legacy Cabinets, Inc.(9) Consumer goods: Durable	Senior Secured Loan — Term Loan 1.0% Cash, 6.3% PIK, Due 5/14	524,571	463,380	447,040
Lord & Taylor Holdings LLC (LT Propco LLC)(9) Retail	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/19	430,951	439,877	436,002
Merisant Company(9) Beverage, Food and Tobacco	Senior Secured Loan — Loan 7.5% Cash, Due 1/14	4,547,032	4,538,541	4,547,032
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)(9) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,825,626	1,828,589	1,838,934
Neiman Marcus Group Inc., The(9) Retail	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	2,000,000	1,985,894	2,005,800
Pegasus Solutions, Inc.(9) Hotel, Gaming & Leisure	Senior Subordinated Bond — Senior Subordinated Second Lien PIK Notes 13.0% PIK, Due 4/14	1,691,007	1,691,007	1,671,391
Perseus Holding Corp.(9) Hotel, Gaming & Leisure	Preferred Stock — Preferred Stock 14.0% PIK, Due 4/14	400,000	400,000	371,160
PetCo Animal Supplies, Inc.(9) Retail	Senior Secured Loan — New Loan 4.5% Cash, Due 11/17	2,000,000	2,000,000	2,018,220
Pinnacle Foods Finance LLC(9) Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	293,014	293,014	295,025
Pinnacle Foods Finance LLC(9) Beverage, Food and Tobacco	Senior Secured Loan — Extended Initial Term Loan 3.7% Cash, Due 10/16	1,989,975	1,988,656	2,003,636

See accompanying notes to financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value(2)
TPF Generation Holdings, LLC(9) Utilities: Electric	Senior Secured Loan — Synthetic LC Deposit (First Lien) 2.3% Cash, Due 12/13	$169,532	$169,280	$169,956
TriZetto Group, Inc. (TZ Merger Sub, Inc.)(9) High Tech Industries	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	1,959,860	1,951,082	1,948,013
TRSO I, Inc.(9) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,192,913	10,192,000
TUI University, LLC(9) Services: Consumer	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, Due 10/14	2,051,442	2,024,477	1,751,521
TWCC Holding Corp.(9) Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 4.3% Cash, Due 2/17	1,966,350	1,978,846	1,990,930
Univar Inc.(9) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,954,773	2,954,773	2,950,577
US Foods, Inc. (aka U.S. Foodservice, Inc.)(9) Beverage, Food and Tobacco	Senior Secured Loan — Extended Term Loan 5.8% Cash, Due 3/17	1,978,284	1,932,524	1,983,536
Vertafore, Inc.(9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.3% Cash, Due 7/16	1,237,381	1,232,977	1,250,275
Wholesome Sweeteners, Inc.(9) Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,605,857	6,715,082
WireCo WorldGroup Inc.(9) Capital Equipment	Senior Unsecured Bond — 11.8% Cash, Due 5/17	8,000,000	7,920,733	8,320,000
Total Investment in Debt Securities (53% of net asset value at fair value)		$136,283,876	$134,377,151	$111,037,882

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	44,112
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Common Stock	1.2%	218,592	1,000
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Warrants	0.1%	—	—
Coastal Concrete Holding II, LLC(5), (9) Construction & Building	Class A Units	10.8%	8,625,626	1,000
eInstruction Acquisition, LLC(5), (9) Services: Consumer	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	1,961,550
International Architectural Products, Inc.(5), (9) Metals & Mining	Common Stock	2.5%	292,851	1,000
Legacy Cabinets, Inc.(5), (9) Consumer goods: Durable	Equity	4.0%	115,580	1,000
Perseus Holding Corp.(5), (9) Hotel, Gaming & Leisure	Common Stock	0.2%	400,000	10,930
Plumbing Holdings Corporation(5), (9) Consumer goods: Durable	Common Stock	7.8%	—	644,937
Plumbing Holdings Corporation(5), (9) Consumer goods: Durable	Preferred Stock	9.0%	3,032,596	3,240,496
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (9) Media: Advertising, Printing & Publishing	Common Stock	1.3%	359,765	612,691
TRSO II, Inc.(5), (9) Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,500,000
Total Investment in Equity Securities (4% of net asset value at fair value)			$18,375,588	$8,020,716

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred
Shares and Income Notes Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities	22.2%	$4,925,009	$3,124,924
Katonah III, Ltd.(3), (10)	Preferred Shares	23.1%	2,242,014	600,000
Katonah V, Ltd.(3), (10)	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.(3), (6)	Subordinated Securities	16.4%	4,574,393	2,120,168
Katonah VIII CLO Ltd(3), (6)	Subordinated Securities	10.3%	3,450,705	2,171,998
Katonah IX CLO Ltd(3), (6)	Preferred Shares	6.9%	2,082,987	1,488,895
Katonah X CLO Ltd (3), (6)	Subordinated Securities	33.3%	11,934,600	9,455,511
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares	100.0%	31,189,147	30,091,886
Trimaran CLO IV, Ltd.(3), (6)	Preferred Shares	19.0%	3,616,600	3,575,571
Trimaran CLO V, Ltd.(3), (6)	Subordinate Notes	20.8%	2,757,100	2,930,004
Trimaran CLO VI, Ltd.(3), (6)	Income Notes	16.2%	2,894,700	2,936,626
Trimaran CLO VII, Ltd.(3), (6)	Income Notes	10.5%	3,146,900	3,357,924
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes	24.9%	8,982,400	8,493,000
Total Investment in CLO Subordinated Securities, Preferred Shares and Income Notes			$85,116,555	$70,347,507

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value(2)
Katonah 2007-I CLO Ltd.(3), (6)	Class B-2L Notes Par Value of $10,500,000 5.32%, Due 4/22	100.0%	$1,252,191	$9,140,000
Catamaran CLO 2012-1 Ltd.(3), (6)	Class F Notes Par Value of $4,500,000 6.8%, Due 12/23	42.9%	3,777,664	3,770,000
Total Investment in CLO Rated-Note			$5,029,855	$12,910,000
Total Investment in CLO Fund Securities (40% of net asset value at fair value)			$90,146,410	$83,257,507

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Fair Value(2)
Asset Manager Affiliates(9)	Asset Management Company	100.0%	$83,161,529	$77,242,000
Total Investment in Asset Manager Affiliates (37% of net asset value at fair value)			$83,161,529	$77,242,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Cost	Fair Value(2)
JP Morgan Asset Account(9)	Time Deposit	0.01%	$1,942,834	$1,942,834
JP Morgan Business Money Market Account(8), (9)	Money Market Account	0.15%	195,856	195,856
US Bank Money Market Account(9)	Money Market Account	0.40%	30,347,968	30,347,968
Total Investment in Time Deposit and Money Market Accounts (16% of net asset value at fair value)			$32,486,658	$32,486,658
Total Investments(4) (150% of net asset value at fair value)			$358,547,336	$312,044,763

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2012.
(2)	Reflects the fair market value of all investments as of December 31, 2012, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $359 million. The aggregate gross unrealized appreciation is approximately $11 million, the aggregate gross unrealized depreciation is approximately $58 million, and the net unrealized depreciation is approximately $47 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(7)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Money market account holding restricted cash and security deposits for employee benefit plans.
(9)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(10)	As of December 31, 2012, this CLO Fund Security was not providing a dividend distribution.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS
($ per share)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Per Share Data:
Net asset value, at beginning of period	$7.85	$7.85	$8.21	$9.56	$9.03
Net investment income(1)	0.90	0.93	0.70	0.53	0.83
Net realized losses from investments(1)	(0.37)	(0.12)	(0.81)	(0.79)	(0.71)
Net realized losses from extinguishment of debt(1)	(0.02)	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments(1)	0.03	0.11	0.37	(0.54)	1.19
Net income	0.54	0.92	0.26	(0.80)	1.31
Net decrease in net assets resulting from distributions:
From net investment income	(0.87)	(0.91)	(0.69)	(0.52)	(0.84)
In excess of net investment income	(0.18)	(0.03)	—	(0.14)	(0.08)
Net decrease in net assets resulting from distributions	(1.05)	(0.94)	(0.69)	(0.66)	(0.92)
Net increase in net assets relating to stock-based transactions
Issuance of common stock (not including dividend reinvestment plan)	0.14	—	—	—	—
Issuance of common stock under dividend reinvestment plan	0.02	0.02	0.04	0.07	0.10
Stock based compensation expense	0.01	(0.00)	0.03	0.04	0.04
Net increase in net assets relating to stock-based transactions	0.17	0.02	0.07	0.11	0.14
Net asset value, end of period	$7.51	$7.85	$7.85	$8.21	$9.56
Total net asset value return(2)	9.1%	11.9%	4.0%	(7.1)%	16.0%
Ratio/Supplemental Data:
Per share market value at beginning of period	$9.19	$6.31	$6.97	$4.56	$3.64
Per share market value at end of period	$8.07	$9.19	$6.31	$6.97	$4.56
Total market return(3)	(0.7)%	60.5%	0.4%	67.6%	50.5%
Shares outstanding at end of period	33,332,123	26,470,408	22,992,211	22,767,130	22,363,281
Net assets at end of period	$250,369,693	$207,875,659	$180,525,942	$186,925,667	$213,895,724
Portfolio turnover rate	45.5%	39.2%	24.5%	3.4%	3.2%
Average debt outstanding	$150,828,586	$80,758,743	$53,974,098	$154,952,070	$236,184,703
Average debt outstanding per share	$4.53	$3.05	$2.35	$6.81	$10.56
Asset coverage ratio	226%	305%	401%	315%	198%
Ratio of net investment income to average net assets	11.3%	11.9%	8.1%	5.8%	8.7%
Ratio of total expenses to average net assets	7.5%	7.2%	6.0%	8.5%	7.4%
Ratio of interest expense to average net assets	3.9%	3.4%	2.3%	3.4%	4.4%
Ratio of non-interest expenses to average net assets	3.6%	3.7%	3.7%	5.0%	3.0%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
(3)	Total market return equals the change in the ending market price over the beginning of period price per share plus dividends, divided by the beginning price.

See accompanying notes to financial statements.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

KCAP Financial, Inc. (“KCAP” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C., a leading middle market private equity firm, in exchange for the contribution to the Company of their ownership interests in Katonah Debt Advisors, L.L.C., and related affiliates controlled by the Company (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers.

On April 28, 2008, the Company completed a rights offering that resulted in the issuance of 3.1 million shares of our common stock, and net proceeds of $27 million.

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2013, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.2 billion of par value assets under management. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 and are managed independently from the Company by a separate portfolio management team.

On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share, raising approximately $51.0 million in gross proceeds. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds.

The Company invests in senior secured loans and mezzanine debt and, to a lesser extent, equity capital of middle market companies in a variety of industries. The Company generally targets companies that generate positive cash flows because the Company looks to cash flows as the primary source for servicing debt. However, the Company may invest in other companies if it is presented with attractive opportunities. The Company defines the middle market as comprising of companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”), of $10 million to $50 million and/or total debt of $25 million to $150 million. The Company’s investment objective is to generate current income and capital appreciation from investments made in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. The Company also expects to continue to receive distributions of recurring dividends and to generate capital appreciation from its investment in the asset management business of the Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments.

The Company may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with its debt investments. In addition, the Company may also invest in debt and equity securities issued by the CLO Funds managed by our Asset Manager Affiliates or by other asset managers (“CLO Fund Securities”).

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION  – (continued)

The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification and annual distribution requirements. As a RIC, the Company generally will not have to pay corporate-level taxes on any income that it distributes in a timely manner to its stockholders.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Certain prior-year amounts have been reclassified to conform to the current year presentation. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including with respect to the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material.

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries KCAP Funding, Kolhberg Capital Funding LLC I, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC in its financial statements as they are operated solely for investment activities of the Company. The creditors of KCAP Senior Funding I, LLC have received security interests in the assets owned by KCAP Senior Funding I, LLC and such assets are not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company does not consolidate portfolio company investments, including those in which it has a controlling interest (e.g., the Asset Manager Affiliates), unless the portfolio company is another investment company.

The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate the financial statements of portfolio company investments, this guidance impacts the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate the financial statements of managed CLO Funds. As a result of the consolidation of the financial statements of the CLOs into the financial statements of the Asset Manager Affiliates, the Asset Manager Affiliates qualify as a “significant subsidiary” and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the United States Securities and Exchange Commission (“SEC”). This additional financial information regarding the Asset Manager Affiliates does not directly impact the financial position or results of operations of the Company.

In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X promulgated by the SEC, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”), and Katonah X CLO Ltd. (“Katonah X CLO”) are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates, Katonah 2007-I CLO (pursuant to Rule 3-09) and Katonah X CLO (pursuant to Rule 4-08(g)) immediately follow the Company’s financial statements.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. Management does not believe the adoption of ASU 2013-08 will have a material impact on the Company’s financial statements.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Valuation of Portfolio Investments.  The Company’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard as noted below.

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

ASC 820: Fair Value requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

The Company utilizes an independent valuation firm to provide an annual third-party review of the CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow model for fair value purposes and that the inputs were being employed correctly.

The Company utilizes an independent valuation firm to provide third party valuation consulting services. Each quarter the independent valuation firm will perform third party valuations of the Company’s investments on material illiquid securities such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are considered as one of the relevant data inputs in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The majority of the Company’s investment portfolio is composed of debt and equity securities with unique contract terms and conditions and/or complexity that requires a valuation of each individual investment that considers multiple levels of market and asset specific inputs, which may include historical and forecasted financial and operational performance of the individual investment, projected cash flows, market multiples, comparable market transactions, the priority of the security compared with those of other securities for such issuers, credit risk, interest rates, and independent valuations and reviews.

Debt Securities.  To the extent that the Company’s investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Valuations from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the valuation, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, if the Company has been unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments the Company owns, the Company will determine fair value using alternative methodologies such as available market data, as adjusted, to reflect the types of assets the Company owns, their structure, qualitative and credit attributes and other asset-specific characteristics.

The Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the subject assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Income Approach”). The Company also considers, among other things, recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt securities. Because the Company has not identified any market index that directly correlates to the loan and debt securities held by the Company and therefore uses the two benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Income Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Equity Securities.  The Company’s equity securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including EBITDA (earnings before interest, taxes, depreciation and amortization) and discounted cash flows from operations, less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events (“Enterprise Value”). The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. The values of the Company’s equity securities in public companies for which market quotations are readily available are based upon the closing public market prices on the balance sheet date (“Market Approach”). Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

The significant inputs used to determine the fair value of equity securities include prices, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity securities are classified as Level III, as described in Note 4 below, when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies are applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

Asset Manager Affiliates.  The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is primarily determined utilizing a discounted cash flow model which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance (“Discounted Cash Flow”). Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

CLO Fund Securities.  The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies (collectively, “CLO Fund securities”). The investments held by CLO Funds generally relate to credit instruments issued by corporations.

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company (“Discounted Cash Flow”), (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested, or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds (“Market Approach”). The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on a security-by-security basis.

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

Restricted Cash.  Restricted cash consists of cash held for reinvestment, quarterly interest and principal distribution (if any) to holders of notes issued by KCAP Senior Funding-I, LLC.

Time Deposits and Money Market Accounts.  Time deposits primarily represent investments of cash held in demand deposit accounts. Money market accounts primarily represent short term interest-bearing deposit accounts. Also includes restricted cash held under employee benefit plans.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2013, four issuers representing less than 1% of the Company’s total investments at fair value were on a non-accrual status.

Dividends from Asset Manager Affiliates.  The Company records dividend income from its Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

Dividend Income from CLO Fund Securities.  The Company generates dividend income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a stated interest rate of return based on a floating

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

rate index, such as the London Interbank Offered Rate (“LIBOR”) on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The Company makes estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjusts such accruals on a quarterly basis to reflect actual distributions.

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

Debt Issuance Costs.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized using the effective interest method over the contractual term of the borrowing.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2013, 2012, and 2011:

	For the Years ended December 31,
	2013	2012	2011
Net increase in net assets resulting from operations	$17,222,972	$26,125,779	$7,649,544
Net decrease (increase) in net assets allocated to unvested share awards	(101,076)	(236,579)	(102,096)
Interest on Convertible Notes	—	5,250,000	—
Amortization of Capitalized Costs on Convertible Notes	—	457,479	—
Net increase in net assets available to common stockholders	$17,121,896	$31,596,679	$7,547,448
Weighted average number of common shares outstanding for basic shares computation	32,280,160	26,011,517	22,868,648
Effect of dilutive securities – stock options	14,845	14,248	12,026
Effect of dilutive Convertible Notes	—	7,353,829	—
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	32,295,005	33,379,594	22,880,674
Net increase in net assets per basic common shares:
Net increase in net assets from operations	0.53	1.00	0.33
Net increase in net assets per diluted shares:
Net increase in net assets from operations	0.53	0.95	0.33

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

There were 50,000 options to purchase shares of common stock for the year ended December 31, 2013. For the year ended December 31, 2013, options to purchase 14,845 shares of common stock were included in the computation of diluted earnings per share. For the years ended December 31, 2012 and 2011, options to purchase 14,248 and 12,026 shares of common stock, respectively, were included in the computation of diluted earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share in accordance with ASC 261-10-45-40-b by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the year ended December 31, 2013, the effect of the convertible notes are anti-dilutive.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE  – (continued)

The if-converted method of computing the dilutive effects on convertible notes assume a conversion even if the contracted conversion price exceeds the market value of the shares. As of December 31, 2013 the current conversion rate of the Convertible Notes is approximately 127.4733 shares of our common stock per $1,000 principal amount of the conversion rate, equivalent to a conversion price of approximately $7.84 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2013 and December 31, 2012, were as follows:

	December 31, 2013			December 31, 2012
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Time Deposit	$—	$—	—%	$1,942,834	$1,942,834	1%
Money Market Accounts(2)	7,112,949	7,112,949	3	30,543,824	30,543,824	15
Senior Secured Loan	175,021,272	168,188,453	67	67,874,565	60,258,885	29
Junior Secured Loan	50,831,407	48,443,384	19	49,646,273	33,486,956	17
Senior Unsecured Loan	23,000,000	23,000,000	9	—	—	—
First Lien Bond	2,948,332	2,546,400	2	2,928,762	3,000,000	1
Senior Subordinated Bond	1,037,707	1,051,540	—	2,729,088	2,735,881	1
Senior Unsecured Bond	10,855,804	11,381,100	5	10,798,463	11,185,000	5
Senior Secured Bond	1,519,072	1,619,550	1	—	—	—
CLO Fund Securities	101,696,950	79,452,220	32	90,146,410	83,257,507	40
Equity Securities	18,755,684	11,006,398	4	18,375,588	8,020,716	4
Preferred	10,000,000	10,600,000	4	400,000	371,160	—
Asset Manager Affiliates	83,378,741	76,148,000	30	83,161,529	77,242,000	37
Total	$486,157,918	$440,549,994	176%	$358,547,336	$312,044,763	150%

(1)	Calculated as a percentage of Net Asset Value.
(2)	Includes restricted cash held under employee benefit plans.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The industry concentration of the Company’s investment portfolio as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013			December 31, 2012(3)
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$9,244,538	$8,100,895	3%	$5,278,896	$3,874,742	2%
Asset Management Company(2)	83,378,741	76,148,000	30	83,161,529	77,242,000	37
Automotive	15,248,090	15,306,403	6	4,945,696	5,011,609	2
Banking, Finance, Insurance & Real Estate	4,190,265	4,299,050	2	14,569,139	12,146,826	6
Beverage, Food and Tobacco	33,758,684	34,026,889	14	22,685,119	22,929,556	11
Capital Equipment	11,450,641	11,792,925	5	11,408,091	11,581,245	6
Chemicals, Plastics and Rubber	2,921,597	2,906,601	1	2,954,774	2,950,577	1
CLO Fund Securities	101,696,950	79,452,220	32	90,146,410	83,257,507	40
Construction & Building	18,224,720	190,244	—	18,535,511	455,524	—
Consumer goods: Durable	7,713,071	9,751,622	4	3,611,556	4,333,473	2
Consumer goods: Non-durable	18,864,695	18,266,939	7	12,208,911	11,257,247	5
Containers, Packaging and Glass	—	—	—	1,949,236	1,971,898	1
Energy: Oil & Gas	11,734,558	12,930,563	5	11,692,913	11,692,000	6
Environmental Industries	6,937,663	6,965,896	3	—	—	—
Finance	26,669,356	26,712,914	11	—	—	—
Healthcare & Pharmaceuticals	14,352,172	14,430,726	6	2,877,729	2,865,000	1
Healthcare, Education and Childcare	18,340,534	18,445,673	7	—	—	—
High Tech Industries	17,989,624	17,989,034	7	6,137,592	6,252,380	3
Hotel, Gaming & Leisure	3,825,126	3,466,520	1	2,491,007	2,053,481	1
Media: Advertising, Printing & Publishing	12,797,615	13,035,590	5	4,633,622	4,942,454	2
Media: Broadcasting & Subscription	9,853,341	9,915,921	4	1,978,846	1,990,930	1
Metals & Mining	228,563	1,000	—	773,718	264,864	—
Retail	3,364,579	3,325,032	1	5,781,672	5,772,767	3
Services: Business	2,984,555	2,999,791	1	—	—	—
Services: Consumer	4,065,671	3,001,899	1	13,104,093	1,753,521	1
Telecommunications	17,251,743	17,337,834	7	2,952,654	2,783,195	1
Time Deposit and Money Market Accounts(4)	7,112,949	7,112,949	3	32,486,658	32,486,658	16
Transportation: Cargo	16,030,051	16,643,254	7	—	—	—
Transportation: Consumer	—	—	—	2,012,685	2,005,353	1
Utilities: Electric	5,927,826	5,993,610	2	169,280	169,956	—
Total	$486,157,918	$440,549,994	176%	$358,547,337	$312,044,763	150%

(1)	Calculated as a percentage of Net Asset Value.
(2)	Represents the Asset Manager Affiliates.
(3)	Certain prior year amounts have been reclassified to conform to the current year presentation.
(4)	Includes restricted cash held under employee benefit plans.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of public companies. The Company expects that these public companies generally will have debt that is non-investment grade. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At December 31, 2013 and December 31, 2012, the total amount of non-qualifying assets was approximately 19% and 30% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 18% and 27% of the Company’s investments (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 18% and 27% of its portfolio on such dates), respectively.

At December 31, 2013 and December 31, 2012, the Company’s ten largest portfolio companies represented approximately 42% and 62%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates which are its wholly-owned asset manager affiliates, represented 17% and 25% of the total fair value of the Company’s investments at December 31, 2013 and December 31, 2012, respectively. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 18% and 17% of the total fair value of the Company’s investments at December 31, 2013 and December 31, 2012, respectively.

Investments in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds managed by the Asset Manager Affiliates and may selectively invest in securities issued by CLO funds managed by other asset management companies. These securities also are entitled to recurring dividend distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

In December, 2012 the Company purchased $4.5 million par value of the class F Notes and $8.9 million par value of the Subordinated Notes of Catamaran 2012-1 CLO (“Catamaran 2012-1”) managed by Trimaran Advisors. The Company purchased the class F and Subordinate Notes for 84% and 100% of the par value, respectively.

In June 2013, the Company purchased $9 million of the par value of the Subordinated Notes of Catamaran 2013-1 CLO (“Catamaran 2013-1”) managed by Trimaran Advisors.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly dividend distributions to the Company and are paying all senior and subordinate management fees to the Asset Manager Affiliates. With the exception of the Katonah III, Ltd. CLO Fund and the Katonah V, Ltd. CLO Funds, all third-party managed CLO Funds are making dividend distributions to the Company.

Fair Value Measurements

The Company follows the provisions of ASC 820: Fair Value, which among other matters requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2. “Significant Accounting Policies — Investments”).

ASC 820: Fair Value establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I — Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by ASC 820: Fair Value, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. A majority of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Ongoing reviews by the Company’s investment analysts, Chief Investment Officer, Valuation Committee and independent valuation firms (if engaged) may include factors such as an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of December 31, 2013 and December 31, 2012, respectively:

	As of December 31, 2013
	Level I	Level II	Level III	Total
Money market accounts	$—	$7,112,949	$—	$7,112,949
Debt securities	—	68,733,053	198,097,374	266,830,427
CLO fund securities	—	—	79,452,221	79,452,221
Equity securities	—	—	11,006,398	11,006,398
Asset Manager Affiliates	—	—	76,148,000	76,148,000
Total	$—	$75,846,002	$364,703,993	$440,549,995

	As of December 31, 2012
	Level I	Level II	Level III	Total
Time deposits and money market accounts	$—	$32,486,658	$—	$32,486,658
Debt securities	—	59,172,476	51,865,406	111,037,882
CLO fund securities	—	—	83,257,507	83,257,507
Equity securities	—	—	8,020,716	8,020,716
Asset Manager Affiliates	—	—	77,242,000	77,242,000
Total	$—	$91,659,134	$220,385,629	$312,044,763

As a BDC, it is required that the Company invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. Investment values derived by a third party pricing service are generally deemed to be Level III values. For those that have observable trades, the Company considers them to be Level II.

Values derived for debt and equity securities using comparable public/private companies generally utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as earnings or cash flows) for the private, underlying company/issuer. Such non-observable company/issuer data is typically provided on a monthly or quarterly basis, is certified as correct by the management of the company/issuer and/or audited by an independent accounting firm on an annual basis. Since such private company/issuer data is not publicly available it is not deemed market-observable data and, as a result, such investment values are grouped as Level III assets.

Values derived for the Asset Manager Affiliates using comparable public/private companies generally utilize market-observable data and specific, non-public and non-observable financial measures (such as assets under management, historical and prospective earnings) for the Asset Manager Affiliates. The Company recognizes that comparable asset managers may not be fully comparable to the Asset Manager Affiliates and typically identifies a range of performance measures and/or adjustments within the comparable population with which to determine value. Since any such ranges and adjustments are entity specific they are not considered market-observable data and thus require a Level III grouping. Illiquid investments that have values derived through the use of discounted cash flow models and residual enterprise value models are grouped as Level III assets.

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

	Year Ended December 31, 2013
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Transfers out of Level III(1)	(2,783,195)	—	—	—	(2,783,195)
Transfers into Level III(2)	34,070,557	—	—	—	34,070,557
Net accretion of discount	174,977	216,443	—	217,212	608,632
Purchases	192,112,854	11,957,500	3,813,838	—	207,884,192
Sales/Paydowns	(70,461,486)	(623,403)	(2,882,107)	—	(73,966,996)
Total realized gain included in earnings	2,972,071	—	(551,636)	—	2,420,435
Total unrealized gain (loss) included in earnings	(9,853,810)	(15,355,827)	2,605,588	(1,311,212)	(23,915,261)
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(9,853,810)	$(15,355,827)	$2,605,588	$(1,311,212)	$(23,915,261)

(1)	Transfers out of Level III represent a transfer of $2,783,195 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of Dec 31, 2013.
(2)	Transfers into Level III represent a transfer of $34,070,557 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of Dec 31, 2013.

	Year Ended December 31, 2012
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total
Balance, December 31, 2011	$83,094,677	$48,438,317	$6,040,895	$40,814,000	$178,387,889
Transfers out of Level III(1)	(5,611,522)	—	—	—	(5,611,522)
Transfers into Level III(2)	5,978,696	—	—	—	5,978,696
Net accretion of discount	96,275	1,137,344	—	—	1,233,619
Purchases	24,076,063	24,715,500	1,815,978	13,263,228	63,870,769
Sales/Paydowns	(34,476,308)	(2,234,916)	—	—	(36,711,224)
Total realized gain included in earnings	467,320	—	—	—	467,320
Total unrealized gain (loss) included in earnings	(21,759,795)	11,201,262	163,843	(2,395,228)	(12,789,918)
Issuance of Common Stock	—	—	—	25,560,000	25,560,000
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,246,695)	$11,908,905	$163,843	$(2,880,201)	$945,852

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

(1)	Transfers out of Level III represent a transfer of $5,611,522 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of Dec 31, 2012.
(2)	Transfers into Level III represent a transfer of $5,978,696 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of Dec 31, 2012.

As of December 31, 2013, the Company’s Level II portfolio investments were valued by a third party pricing service for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $75,846,002 as of December 31, 2013.

As of December 31, 2013, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 1,863,721	Enterprise Value	Average EBITDA Multiple/WAAC	9.22x/14.63%
	$161,619,660	Income Approach	Implied Discount Rate	2.2% – 15.3% (4.9%)
	$ 34,542,309	Market Approach	Third Party Quote	3 – 100
	$ 31,015	Options Value	Qualitative Inputs(1)
	$ 40,669	Recovery Approach	Qualitative Inputs(1)
Equity Securities	$ 11,002,398	Enterprise Value	Average EBITDA Multiple/WAAC	3.5x – 8.2x/9.35% – 4.5%
	$ 4,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	$ 47,466,849	Discounted Cash Flow	Discount Rate	7.5% – 11%
			Probability of Default	1% – 3%(2)
			Loss Severity	20% – 30% (21%)(2)
			Recovery Rate	70% – 80% (79%)(2)
			Prepayment Rate	25%
	$ 31,985,371	Market Approach	Third Party Quote	77 – 93.4
Asset Manager Affiliates	$ 76,148,000	Discounted Cash Flow	Discount Rate	2.09% – 10.5% (7.08%)(2)

Total Level III Investments	$364,703,993

(1)	The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities may include, among other things, broad market indices, the comparable yields of similar investments in similar industries, effective discount rates, average EBITDA multiples, and weighted average cost of capital. Significant increases or decreases in such comparable yields would result in a significantly lower or higher fair value measurement.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

The significant unobservable inputs used in the fair value measurement of the Asset Manager Affiliates is the discount rate used to present value prospective cash flows. Prospective revenues are generally based on a fixed percentage of the par value of CLO Fund assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the fees earned by the Asset Manager Affiliates are generally not subject to market value fluctuations in the underlying collateral. The discounted cash flow model incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Significant increases or decreases in such discount rate would result in a significantly lower or higher fair value measurement.

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2013, the Asset Manager Affiliates had approximately $3.2 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $76 million.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net operating income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees. The annual management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, four managed funds received incentive fee distributions.

The net income that the Asset Manager Affiliates generate through their operations may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as “Dividends from Asset Manager Affiliates” and are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates on the Company’s statement of operations. For the year ended December 31, 2013, the Asset Manager Affiliates made distributions of $12.8 million to the Company. The fourth quarter 2013 dividend declared of approximately $3.1 million by the Asset Manager Affiliates was recorded as a dividend receivable as of December 31, 2013.

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. See Note 2, “Significant Accounting Policies” and Note 4,

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

“Investments” for further information relating to the Company’s valuation methodology. For the year ended December 31, 2013 the fair value of the Asset Manager Affiliates decreased by approximately $1.1 million.

Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to the Asset Manager Affiliates which had previously not been required, as its provisions require the Asset Manager Affiliates to consolidate certain of their managed CLO Funds that were not previously consolidated. As a result of the consolidation of these CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring the following additional disclosures. In addition, Katonah 2007-I CLO and Katonah X CLO qualify as “significant subsidiaries” of the Company and the Company is also required to make the additional disclosures about them below. These disclosures regarding the Asset Manager Affiliates and Katonah 2007-I CLO and Katonah X CLO do not directly impact the financial position, results of operations, or cash flows of the Company.

As a separately regarded entity for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. For tax purposes, any distributions by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the Asset Manager Affiliates’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of depreciation, bonuses to employees and stock option expense, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for U.S. GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the U.S. Internal Revenue Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between U.S. GAAP income and taxable income by approximately $2.1 million per year over such period.

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by its sole member, Commodore Holding L.L.C., in exchange for shares of the KCAP Financial’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the code and resulted in tax goodwill of approximately $22.8 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period.

Related Party Transactions

On November 20, 2012, the Company entered into a senior credit agreement (the “Senior Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide the capital necessary to support one or more of Trimaran Advisors’ warehouse lines and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Senior Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On December 27, 2012, the Senior Credit Facility was terminated and there were no borrowings outstanding. For the year ended December 31, 2012, the Company recognized interest income of $185,000 related to the Senior Credit Facility.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At December 31, 2013, there was $23 million outstanding under the Trimaran Credit Facility, which is included in our Listing of Investments. For the year ended December 31, 2013, the Company recognized interest income of approximately $1.3 million related to the Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2013	As of December 31, 2012
Convertible Notes due March 15, 2016	$49,008,000	$60,000,000
7.375% Notes due September 30, 2019	$41,400,000	$41,400,000
KCAP Senior Funding I Notes (net of discount: $3,065,627)	$102,184,373	$—

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2013 were 5.08% and 7.43 years, respectively, and as of December 31, 2012 were 8.19% and 4.68 years, respectively.

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

The Convertible Notes are convertible into shares of Company’s common stock. As of December 31, 2013 the conversion rate was 127.4733 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.84 per share of common stock. Upon conversion, the Company would issue the full amount of common stock and retire the full amount of debt outstanding.

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

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $949,000 remains to be amortized. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. Due to the cash conversion option imbedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the year ended December 31, 2013 total realized losses on extinguishment of debt were approximately $334,000. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

For the years ended the years ended December 31, 2013, 2012, and 2011, interest expense related to the Convertible Notes was $4.6 million, $5.2 million and $4.1 million, respectively.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At December 31, 2013, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes.  The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $55.6 million at December 31, 2013. The fair value was determined based on the closing price as of December 31, 2013.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for these Notes, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2013, the Company was in compliance with all of its debt covenants.

For the years ended December 31, 2013 and 2012 interest expense related to the 7.375% Notes Due 2019 was $3.1 million and $1.1 million, respectively.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.28 million remains to be amortized.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $42 million and $41 million at December 31, 2013 and 2012. The fair value was determined based on the average of indicative bid and offer pricing for the 7.375% Notes Due 2019.

The Facility

In February 2012, the Company entered into a Note Purchase Agreement, under which it was able to obtain up to $30 million in financing (the “Facility”). The Facility was terminated on November 4, 2013, and remaining unamortized capitalized costs of approximately $203,000 were written off and are included in the Realized Losses on Extinguishments of Debt in the Statement of Operations.

For the years ended December 31, 2013 and 2012 interest expense related to the Facility was $123,000 and $118,000, respectively.

KCAP Senior Funding I, LLC (Debt Securitization).

On June 18, 2013, Company completed the sale of notes in a $140,000,000 debt securitization financing transaction. The notes offered in this transaction (the “KCAP Senior Funding I Notes”) were issued by KCAP Senior Funding I, LLC, a newly formed special purpose vehicle (the “Issuer”), in which KCAP Senior Funding I Holdings, LLC, a wholly-owned subsidiary of the Company (the “Depositor”), owns all of the Subordinated Notes, and are backed by a diversified portfolio of bank loans. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

The secured notes (the “KCAP Senior Funding I Secured Notes”) were issued as Class A-1 senior secured floating rate notes which have an initial face amount of $77,250,000, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B-1 senior secured floating rate notes which have an initial face amount of $9,000,000, are rated AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 3.25%, Class C-1 secured deferrable floating rate notes which have an initial face amount of $10,000,000, are rated A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D-1 secured deferrable floating rate notes which have an initial face amount of $9,000,000, are rated BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “KCAP Senior Funding I Subordinated Notes”), which have an initial face amount of $34,750,000. The KCAP Senior Funding I Subordinated Notes do not bear interest and are not rated. Both the KCAP Senior Funding I Secured Notes and the KCAP Senior Funding I Subordinated Notes have a stated maturity on the payment date occurring in July, 2024, and are subject to a two year non-call period. The Issuer has a four year reinvestment period. The stated interest rate re-sets on a quarterly basis based upon the then-current level of the benchmark three-month LIBOR.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

As part of this transaction, the Company entered into a master loan sale agreement with the Depositor and the Issuer under which the Company sold or contributed certain bank loans to the Depositor, and the Depositor sold such loans to the Issuer in exchange for a combination of cash and the issuance of the KCAP Senior Funding I Subordinated Notes to the Depositor.

In connection with the issuance and sale of the KCAP Senior Funding I Notes, the Company has made customary representations, warranties and covenants in the purchase agreement by and between the Company, the Depositor, the Issuer and Guggenheim Securities, LLC, which served as the initial purchaser of the KCAP Senior Funding I Secured Notes. The KCAP Senior Funding I Secured Notes are the secured obligations of the Issuer, and an indenture governing the KCAP Senior Funding I Notes includes customary covenants and events of default. The KCAP Senior Funding I Notes were sold in a private placement transaction and have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

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

In addition, because each is a consolidated subsidiary, the Company did not recognize any gain or loss on the transfer of any of our portfolio assets to such vehicles in connection with the issuance and sale of the KCAP Senior Funding I Notes.

As of December 31, 2013, there were 52 investments in portfolio companies with a total fair value of approximately $137 million, collateralizing the secured notes of the Issuer. At December 31, 2013, there were unamortized issuance costs of approximately $3.6 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $3.1 million included in liabilities in the accompanying balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the year ended December 31, 2013, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $1.8 million consisting of stated interest expense of approximately $1.3 million, accreted discount of approximately $230,000 and amortization deferred debt issuance costs of approximately $276,000. As of December 31, 2013 the stated interest charged under the securitization was based on current three month LIBOR, which was 0.24%. The classes, stated interest rates, spread over LIBOR, and annual stated interest expense are as follows:

	Stated Interest Rate(1)	LIBOR Spread (basis points)	Stated Interest Expense(1)
KCAP Senior Funding LLC Class A-1 Notes	1.74%	150	$488,976
KCAP Senior Funding LLC Class B-1 Notes	3.49%	325	111,656
KCAP Senior Funding LLC Class C-1 Notes	4.49%	425	158,784
KCAP Senior Funding LLC Class D-1 Notes	5.49%	525	174,156
Total			$933,572

(1)	Stated Interest Rate and Stated Interest Expense will vary based upon prevailing 3 month LIBOR as of the reset date.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$77,250,000	$9,000,000	$10,000,000	$9,000,000
Moody’s Rating (sf)	“Aaa”	“Aa2”	“A2”	“Baa2”
Standard & Poor’s Rating (sf)	“AAA”	“AA”	“A”	“BBB”
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated

	As of December 31, 2013
	Principal Amount	Carrying Value	Fair Value
KCAP Senior Funding LLC Class A-1 Notes	$77,250,000	$74,999,932	$75,898,125
KCAP Senior Funding LLC Class B-1 Notes	9,000,000	8,737,856	8,685,000
KCAP Senior Funding LLC Class C-1 Notes	10,000,000	9,708,729	9,550,000
KCAP Senior Funding LLC Class D-1 Notes	9,000,000	8,737,856	8,550,000
Total	$105,250,000	$102,184,373	$102,683,125

Fair Value of KCAP Senior Funding-I.  The Company carries the KCAP Senior Funding-I Notes at cost, net of discount of $3,065,627. The fair value of the KCAP Senior Funding-I Notes was approximately $102.7 million at December 31, 2013. The fair values were determined based on third party indicative values.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2013). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a US federal excise tax for the calendar year 2013.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME  – (continued)

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Net increase in Stockholders’ Equity resulting from operations	$17,222,972	$26,125,778
Net change in unrealized (appreciation) from investments	(894,647)	(5,268,339)
Excess capital losses over capital gains	12,627,314	3,232,975
Income not on GAAP books currently taxable	170,733	81,368
Income not currently taxable	(91,354)	(69,539)
Expenses not currently deductible	261,128	(628,328)
Taxable income before deductions for distributions	$29,296,146	$23,473,915
Taxable income before deductions for distributions per weighted average shares for the period	$0.91	$0.90

Tax-basis taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in tax-basis taxable income until they are realized; (2) amortization of discount on CLO Fund securities; (3) amortization of organizational costs; (4) non-deductible expenses; (5) stock compensation expense that is not currently deductible for tax purposes; (6) excess of capital losses over capital gains; and (7) recognition of interest income on certain loans.

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The tax character of distributions paid during the years ended December 31, 2013, 2012, and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Distributions paid from:
Ordinary income	$29,296,146	$23,473,915	$15,890,800
	29,296,146	23,473,915	15,890,800
Return of Capital	5,864,993	1,334,916	(114,461)
Total	$35,161,139	$24,808,831	$15,776,339

As of December 31, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2013	2012
Distributable ordinary income	$1,223,060	$1,563,568
Capital loss carryforward	66,361,708	53,734,394
Net unrealized depreciation	(45,607,926)	(46,502,573)

At December 31, 2013, the Company had a net capital loss carryforward of $66 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME  – (continued)

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

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2013 and December 31, 2012, the Company had no commitments. As of December 31, 2013 and December 31, 2012, the Company had no outstanding commitment to make investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2013 and December 31, 2012, the Company issued 71,381 and 76,208 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2013, the Company issued 245,741 shares of restricted stock, no shares were forfeited, and 5,000 shares were vested. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. The total number of shares of the Company’s common stock issued and outstanding as of December 31, 2013 was 33,332,123, and the total number of shares issued and outstanding as of December 31, 2012 was 26,470,408.

10. EQUITY INCENTIVE PLAN

During 2006 and as amended in 2008, the Company established the equity incentive plan, (the “Equity Incentive Plan”) and reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

Stock Options

On June 10, 2011, the Company’s shareholders approved the Amended and Restated Non-Employee Director Plan (the “Non-Employee Director Plan”). Accordingly, the annual grant of 20,000 options to non-employee directors has been discontinued and replaced with an annual grant of 4,000 shares of restricted stock as partial annual compensation for the services of the non-employee directors.

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2011 through December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2012	60,000	$7.24
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2012	60,000	$7.24
Granted	—	$—
Exercised	(10,000)	$—
Forfeited	—	$—
Outstanding at December 31, 2013	50,000	$—	5.4	$127,600
Total vested at December 31, 2013	50,000	$7.72	5.4

(1)	Represents the difference between the market value of shares of the Company upon exercise of the options at December 31, 2013 and the cost for the option holders to exercise the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the years ended December 31, 2013 and 2012 the Company recognized no non-cash compensation expense related to stock options. For the year ended December 31, 2011, the Company recognized non-cash compensation expense related to stock options of approximately $8,000. At December 31, 2013, the Company had no remaining compensation cost related to unvested stock-based awards.

Restricted Stock

On June 10, 2011, the Company’s shareholders approved the Non-Employee Director Plan, and the Board of Directors approved the grant of awards of 4,000 shares of restricted stock to the non-employee directors of the Company as partial annual compensation for their services as director. Such awards of restricted stock will vest as to 50% of the shares on the grant date and the remaining 50% of the shares on the first anniversary of the grant date.

On June 15, 2012, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors. 50% of such awards vested on the grant date, and 50% vested on the first anniversary of the grant date.

During 2012, the Company’s Board of Directors approved grants of 29,757 shares of restricted stock to employees of the Company as partial compensation for their services. 50% of such shares will vest on the third anniversary of the grant date and the remainder will vest on the fourth anniversary of the grant date.

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

On June 14, 2013, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors. Such awards, of restricted stock vest as to 50% of the shares on the grant date and the remaining 50% of the shares on the first anniversary of the grant date.

During the year ended December 31, 2013, 5,000 shares of restricted stock vested. As of December 31, 2013, after giving effect to these restricted stock awards, there were 272,998 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2011 through December 31, 2013 is as follows:

Non-Vested Restricted Shares
Non-vested shares outstanding at January 1, 2012	327,339
Granted	34,757
Vested	(97,071)
Forfeited	(232,768)
Non-vested shares outstanding at December 31, 2012	32,257
Granted	245,741
Vested	(5,000)
Outstanding at December 31, 2013	272,998
Total non-vested shares at December 31, 2013	272,998

For the year ended December 31, 2013, non-cash compensation expense related to restricted stock was approximately $526,000; of this amount approximately $273,000 was expensed by the Company and approximately $253,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2012, non-cash compensation expense related to restricted stock was approximately $437,000; of this amount approximately $416,000 was expensed by the Company and approximately $21,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2011, non-cash compensation expense related to restricted stock was approximately $776,000; of this amount approximately $677,000 was expensed by the Company and approximately $89,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2013 and 2012, the Company had approximately $1.1 million and $190,000 of total unrecognized compensation cost related to non-vested share-based awards, respectively. That cost is expected to be recognized over a weighted average period of 3.3 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. For the years ended December 31, 2013, 2012, and 2011, the Company made contributions to the 401K Plan of approximately $50,000, $34,000 and $23,000, respectively.

KCAP Financial, Inc.

NOTES TO FINANCIAL STATEMENTS

11. OTHER EMPLOYEE COMPENSATION  – (continued)

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2013, 2012, and 2011, the Company made contributions of approximately $180,000, $139,000 and $139,000 to the Profit-Sharing Plan, respectively.

12. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Total interest and related portfolio income	$11,393,831	$11,234,346	$12,645,031	$12,992,933
Net investment income	$6,946,356	$6,581,513	$7,570,705	$7,857,063
Net increase (decrease) in net assets resulting from operations	$7,213,281	$8,528,825	$(92,779)	$1,573,647
Net increase in net assets resulting from operations per share – basic	$0.25	$0.26	$–	$0.05
Net increase in net assets resulting from operations per share – diluted	$0.24	$0.25	$—	$0.05
Net investment income per share – basic	$0.24	$0.20	$0.23	$0.24
Net investment income per share – diluted	$0.23	$0.20	$0.22	$0.23

	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Total interest and related portfolio income	$7,401,540	$9,481,604	$10,353,932	$11,346,780
Net investment income	$3,639,280	$6,003,820	$7,133,096	$7,314,216
Net increase in net assets resulting from operations	$576,656	$1,617,453	$9,368,395	$14,563,274
Net increase in net assets resulting from operations per share – basic and diluted	$0.02	$0.06	$0.35	$0.55
Net increase in net assets resulting from operations per share – diluted	$0.02	$0.06	$0.35	$0.55
Net investment income per share – basic	$0.15	$0.23	$0.27	$0.28
Net investment income per share – diluted	$0.15	$0.23	$0.27	$0.28

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to or disclosure in those financial statements.

INDEX TO OTHER FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ASSET MANAGER AFFILIATES

Report of Independent Certified Public Accountants	S-2
Combined Balance Sheets as of December 31, 2013 and December 31, 2012	S-3
Combined Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	S-4
Combined Statements of Changes in Member’s Equity for the years ended December 31, 2013, December 31, 2012, and December 31, 2011	S-5
Combined Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011	S-6
Notes to Combined Financial Statements	S-7

KATONAH 2007-I CLO LTD.

KATONAH X CLO LTD.

IMPORTANT NOTE

In accordance with certain SEC rules, KCAP Financial, Inc. (the “Company”) is providing additional information regarding the following three portfolio companies: Katonah Debt Advisers, L.L.C., Trimaran Advisors, L.L.C. (collectively the Asset Manager Affiliates), Katonah 2007-I CLO Ltd and Katonah X CLO Ltd. The Company owns 100% of the equity interests in the Asset Manager Affiliates, 100% of the Preferred Shares in Katonah 2007-1 CLO Ltd, and 33.3% of the Subordinated Securities in Katonah X CLO Ltd. However, pursuant to SEC rules, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. As a result, the additional financial information regarding these entities does not directly impact the Company’s financial position, results of operations or cash flows.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of
KCAP Financial, Inc.

We have audited the accompanying combined financial statements of Asset Manager Affiliates, which comprise the combined balance sheets as of December 31, 2013 and 2012, and the related combined statements of operations, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the financial statements.

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

Auditor’s responsibility

Our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to entity’s preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Asset Manager Affiliates as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2014

ASSET MANAGER AFFILIATES

COMBINED BALANCE SHEETS

	As of December 31, 2013	As of December 31, 2012
ASSETS
Investments of CLO Funds at fair value	$2,964,229,086	$3,255,805,442
Cash	7,499,272	5,999,902
Restricted cash of CLO Funds	278,813,923	533,222,266
Accrued interest receivable	7,687,354	10,221,246
Receivable for open trades	5,968,712	4,242,938
Deferred tax asset	2,567,191	1,108,448
Intangible assets	32,066,265	35,608,302
Other assets	978,265	1,089,243
Total assets	$3,299,810,068	$3,847,297,787
LIABILITIES
CLO Fund liabilities at fair value	$3,079,835,713	$3,459,529,711
Accrued interest payable	16,254,470	11,886,206
Payable for open trades	50,056,641	224,409,793
Accounts payable and accrued expenses	7,507,917	3,090,264
Due to affiliates	23,000,000	—
Total liabilities	3,176,654,741	3,698,915,974
MEMBER'S EQUITY
Member's contributions	51,984,116	51,754,920
Accumulated (deficit)	(13,129,017)	(8,244,102)
Total Asset Manager Affiliates equity	38,855,099	43,510,818
Appropriated retained earnings of Consolidated Variable Interest Entities	84,300,228	104,870,995
Total member's equity	123,155,327	148,381,813
Total liabilities and member's equity	$3,299,810,068	$3,847,297,787

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
Income
Interest income – investments of CLO Funds	$125,889,874	$128,287,573	$68,772,354
Interest income – cash and time deposits	332,775	280,546	72,372
Management fees	—	—	448,790
Fee income	8,489,809	5,268,647	3,769,889
Other income	92,624	75,301	7,231
Total income	134,805,082	133,912,067	73,070,636
Expenses
Interest expense of CLO Fund liabilities	107,760,918	113,547,094	55,650,280
Other interest expense	627,903	185,000	—
Compensation	8,384,972	7,491,019	5,399,451
Insurance	513,023	526,341	469,089
Professional fees	10,009,084	10,134,959	990,307
Administrative and other	6,014,316	4,680,284	1,429,837
Trustee fees	948,898	896,494	540,683
Total expenses	134,259,114	137,461,191	64,479,647
Net realized and unrealized loss	(13,899,200)	(92,034,322)	(41,726,392)
Net loss before tax	(13,353,232)	(95,583,446)	(33,135,403)
Income tax benefit	(657,334)	(350,950)	(221,315)
Net loss	(12,695,898)	(95,232,496)	(32,914,088)
Net loss attributable to noncontrolling interests in consolidated Variable Interest Entities	(20,570,766)	(98,395,671)	(33,665,298)
Net income attributable to Asset Manager Affiliates	$7,874,868	$3,163,174	$751,210

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

	Member's Contributions	Accumulated Earnings (Deficit)	Appropriated Retained Earnings (Deficit) of Variable Interest Entities	Total Member's Equity
Total at December 31, 2010	$12,112,655	$(5,548,487)	$129,510,566	$136,074,734
Net income	—	751,211	—	751,211
Contributions	855,243	—	—	855,243
Distributions	(34,640)	(1,910,000)	—	(1,944,640)
Net loss classified to appropriated retained earnings	—	—	(33,665,298)	(33,665,298)
Total at December 31, 2011	12,933,258	(6,707,276)	95,845,268	102,071,250
Adoption of guidance now encompassed in ASC Topic 810	—	—	107,421,398	107,421,398
Net income	—	3,163,174	—	3,163,174
Distributions	—	(4,700,000)	—	(4,700,000)
Contributions	38,821,662	—	—	38,821,662
Net loss classified to appropriated retained earnings	—	—	(98,395,671)	(98,395,671)
Total at December 31, 2012	51,754,920	(8,244,102)	104,870,995	148,381,813
Net income	—	7,874,869	—	7,874,869
Distributions	—	(12,759,784)	—	(12,759,784)
Contributions	229,196	—	—	229,196
Net loss classified to appropriated retained earnings	—	—	(20,570,766)	(20,570,766)
Total at December 31, 2013	$51,984,116	$(13,129,017)	$84,300,229	$123,155,328

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013				2012				2011
	Asset Manager Affiliates Cash		CLO Restricted Cash		Asset Manager Affiliates Cash		CLO Restricted Cash		Asset Manager Affiliates Cash		CLO Restricted Cash
OPERATING ACTIVITIES:
Net loss attributable to Asset Manager Affiliates		$7,874,870		$—		$3,163,174		$—		$751,211	$—
Net loss attributable to Variable Interest Entities		—		(20,570,767)		—		(98,395,671)		—	(33,665,298)
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in deferred tax assets		(1,458,743)		—		(725,100)		—		(565,933)	—
Net realized and unrealized loss		—		13,899,200		—		92,034,322		1,808,520	39,917,872
Changes in operating assets and liabilities:
Decrease (increase) in accrued management fees		(672,200)		672,200		(997,584)		997,584		190,826	7,694
Decrease (increase) in accrued interest receivable		—		2,533,891		8		(2,155,668)		(13)	(96,872)
Decrease (increase) in other accounts receivable		(755)		—		—		—		—	—
Amortization of intangible assets		3,542,037		—		2,951,698		—		—	—
Decrease (increase) in other assets		(22,639,188)		22,750,921		(647,785)		280,983		78,190	(131,130)
Increase (decrease) in accounts payable and accrued expenses		27,374,152		43,500		328,890		11,475		444,253	(29,284)
Increase (decrease) in accrued interest expense		—		4,368,264		—		4,209,310		—	1,445,871
Net cash provided by (used in) operating activities		14,020,173		23,697,209		4,073,301		(3,017,665)		2,707,054	7,448,853
Investing activities:
Acquisition of Trimaran Advisors L.L.C.						13,000,000
Change in Investments:
Purchase of investments		—		(1,279,323,341)		—		(962,709,464)		—	(836,925,087)
Proceeds from sale and redemption of investments		—		1,571,177,633		—		1,136,048,110		250,000	781,798,803
Decrease in receivable for open trades		—		(1,725,775)		—		(4,242,938)		—	—
Increase (decrease) in payable for open trades		—		(174,353,152)		—		208,955,167		—	(16,781,198)
Issuance of CLO Fund Liabilities		—		465,000,000		—		—		—	—
Net cash provided by (used in) investing activities		—		580,775,365		13,000,000		378,050,875		250,000	(71,907,482)
Financing Activities:
Payment for acquisition of Trimaran Advisors, L.L.C.		—				(13,000,000)
Member's contributions		229,196		—		261,662		—		855,243	—
Member's distributions		—		—		—		—		(34,640)	—
Dividends paid in cash		(12,750,000)		—		(4,700,000)		—		(1,910,000)	—
Repayments of Debt		—		(858,880,917)		—		86,300,915		—	(1,200,000)
Net cash provided by (used in) financing activities		(12,520,804)		(858,880,917)		(17,438,338)		86,300,915		(1,089,397)	(1,200,000)
CHANGE IN CASH		1,499,369		(254,408,343)		(365,037)		461,334,125		1,867,657	(65,658,629)
CASH, BEGINNING OF YEAR		5,999,902		533,222,266		6,364,939		71,888,141		4,497,282	137,546,770
CASH, END OF YEAR		$7,499,271		$278,813,923		$5,999,902		$533,222,266		$6,364,939	$71,888,141
Supplemental Information:
Cash paid for interest	$			$103,392,654	$			$109,337,784	$		54,204,409
Cash paid for taxes		$432,500	$			$470,000	$			$40,500

In conjunction with the acquisition of Trimaran Advisors in 2012, KCAP Financial, Inc. issued 3.6 million shares of its common stock, as follows:

Fair value of assets acquired	$38,600,000
Cash paid for equity interests	(13,000,000)
Common stock issued	$25,600,000

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), a registered investment adviser under the Investment Company Act of 1940 (“the IA Act of 1940”), is a wholly-owned portfolio company of KCAP Financial, Inc. (“KCAP Financial”, the “Company”), which is an internally managed, non-diversified closed-end publicly traded investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, KCAP Financial, through its newly formed wholly-owned subsidiary Commodore Holdings LLC purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a new registered investment adviser and CLO manager similar to Katonah Debt Advisors, with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of KCAP Financial’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, KCAP Financial acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2013, Katonah Debt Advisors and Trimaran Advisors are KCAP Financial’s only wholly-owned portfolio companies (collectively, the “Asset Manager Affiliates”) and have approximately $3.2 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from KCAP Financial by a separate management team. The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investment interests in the CLO Funds they manage; however, KCAP Financial holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

All of the CLO funds managed by the Asset Manager Affiliates are considered to be variable interest entities (“VIEs”) for which the Asset Manager Affiliates are the primary beneficiary and, as a result, are required to be consolidated into the financial statements of the Asset Manager Affiliates as discussed in Note 3 — CLO Funds. The CLO funds considered to be VIEs are as follows: KATONAH VII CLO LTD.; KATONAH VIII CLO LTD.; KATONAH IX CLO LTD.; KATONAH X CLO LTD.; KATONAH 2007-I CLO LTD.; TRIMARAN CLO IV LTD.; TRIMARAN CLO V LTD.; TRIMARAN CLO VI LTD.; TRIMARAN CLO VII LTD.; CATAMARAN CLO 2012-1 LTD, CATAMARAN CLO 2013-1 LTD, and CATAMARAN CLO 2014-1, LTD.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Combination

In the opinion of management, the combined financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany transactions, balances, revenues and expenses are eliminated upon combination. Certain prior-year amounts have been reclassified to conform to the current year presentation. Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material.

The combined financial statements have been prepared in accordance with U.S. GAAP (“Accounting Principles Generally Accepted in the United States”) and include the financial statements of the Asset Manager Affiliates and any VIEs required to be consolidated. The Asset Manager Affiliates provide investment management services to various CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. All of the CLO Funds managed by the Asset Manager Affiliates are VIEs that are required to be consolidated.

Although the Asset Manager Affiliates have no ownership interests in the CLO Funds they manage, the Asset Manager Affiliates follow the provisions of Accounting Standards Codification ASC Topic 810, “Consolidation,” when accounting for VIEs as further detailed below. Pursuant to ASC 810, VIEs, or entities

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

in which the risks and rewards of ownership are not directly linked to voting interests, for which the Asset Manager Affiliates are the primary beneficiary are consolidated.

For CLO Funds, if the Asset Manager Affiliates are deemed to have the power to direct the activities of the CLO that most significantly impact the CLO’s economic performance, and the obligation to absorb losses/right to receive benefits (management fees and potential incentive fees) from the CLO that could potentially be significant to the CLO, then the Asset Manager Affiliates are deemed to be the CLO’s primary beneficiary and are required to consolidate the CLO.

All of the investments held and notes issued by CLO Funds considered to be VIEs are presented at fair value in the Asset Manager Affiliates’ Combined Balance Sheets and interest income and expense of consolidated CLO Funds are presented in the Asset Manager Affiliates’ Combined Statements of Operations. The Asset Manager Affiliates review factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns to determine if the investment product is a VIE. The Asset Manager Affiliates are required to consolidate a VIE when they are deemed to be the primary beneficiary, which is evaluated continuously as facts and circumstances change.

Investments of CLO Funds at Fair Value.  Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method. Investments held by the CLO Funds are stated at fair value. ASC 820 - Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), requires among other things, disclosures about assets and liabilities that are measured and reported at fair value.

Hierarchy of Fair Value Inputs.  The provisions of ASC 820: Fair Value establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level I, II and III inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide additional disclosure regarding instruments in the Level III category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level I Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•	Level I assets may include listed mutual funds (including those accounted for under the equity method of accounting as these mutual funds are investment companies, that have publicly available Net Asset Values which in accordance with U.S. GAAP are calculated under fair value measures and are equal to the earnings of such funds), ETFs, equities and certain derivatives.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Level II Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers, for which the Asset Manager Affiliates can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price were observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

•	Level II assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, restricted public securities valued at a discount, as well as over the counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level III Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include non-binding broker quotes. Level III assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•	Level III assets in this category may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans, bonds issued by CLO Funds and certain held for sale real estate disposal assets.
•	Level III liabilities included in this category include borrowings of consolidated collateralized loan obligations valued based upon non-binding broker quotes or discounted cash flow model based on a discount margin calculation.

Significance of Inputs:

The Asset Manager Affiliates’ assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation of Portfolio Investments.  Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued based on detailed analyses prepared by management, and, in certain circumstances, may utilize third parties with valuation expertise. The Asset Manager Affiliates follow the provisions of ASC 820: Fair Value which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard as noted below.

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy, were adopted by Katonah Debt Advisors in 2010, and Trimaran Advisors upon acquisition in 2012.

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

For CLO Securities:

1.	For any asset which is also held by KCAP Financial on the applicable date, the KCAP Financial fair value mark as of such applicable date is used.
2.	Fair value for all assets which a Fund has committed to purchase but yet to settle will be deemed to be the purchase price.
3.	For performing assets, a Present Value is determined in accordance with the following procedure. First, the Asset Manager Affiliates amalgamate Discount Margin (DM) data from the most recent reports published by the CLO Research and Secondary Trading desks of sell side broker dealers. The DM data is averaged across each original rating bucket of the CLO capital structure. For each asset, future cash flows are produced based upon the three month LIBOR rate as of the applicable date and the contractually mandated spread each asset is required to pay in a no-loss scenario. The

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

present value of the future cash flows is then calculated by using a discount rate equal to the applicable DM for the asset’s original rating bucket plus the three month LIBOR rate as of the applicable date.
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

Debt Securities.  Most of the CLO Funds’ investment portfolio is composed of broadly syndicated back loans or other corporate debt securities for which an independent pricing service quote is available. To the extent that the investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity.

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

Restricted Cash of CLO Funds.  Restricted cash consists of cash held for reinvestment, quarterly interest and principal distributions (if any) to holders of CLO Fund liabilities, and for payment of CLO Fund expenses.

CLO Fund Liabilities at Fair Value.  The CLO Funds managed by the Asset manager Affiliates and that are consolidated herein, have issued rated and unrated securities to finance their operations. CLO Fund liabilities are presented at fair value.

Interest Income.  Interest income is recorded on the accrual basis on interest-bearing assets. The CLO Funds generally place a loan or security on non-accrual status and cease recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Asset Manager Affiliates otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans represented less than 1% of investments of CLO Funds at fair value as of December 31, 2013 and

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

December 31, 2012. The aggregate unpaid principal value of loans past due as of December 31, 2013 was approximately $72.6 million and the difference between fair value and the unpaid principal balance was approximately $46.2 million. The aggregate unpaid principal value of loans past due as of December 31, 2012 was approximately $42.7 million and the difference between fair value and the unpaid principal balance was approximately $36.2 million.

Management Fees.  As a manager of CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees (and may receive a one-time structuring fee) from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees the Asset Manager Affiliates receive have two components — a senior management fee and a subordinated management fee.

Incentive Fees.  As a manager of CLO Funds, the Asset Manager Affiliates may receive incentive fees upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period which varies by CLO Fund.

Dividends to Member.  Dividends to the Asset Manager Affiliates’ sole member are recognized on the ex-dividend date. Generally, dividends are declared and paid on a quarterly basis.

Expenses.  The Asset Manager Affiliates are internally managed and expense costs, as incurred, with regard to the running of their operations. Primary operating expenses include employee salaries and benefits, the costs of identifying, evaluating, monitoring and servicing the CLO Fund investments managed by the Asset Manager Affiliates, and related overhead charges and expenses, including rental expense. The Asset Manager Affiliates share office space and certain other operating expenses. Katonah Debt Advisors has entered into an Overhead Allocation Agreement with its sole member, KCAP Financial. Trimaran Advisors has entered into such an allocation agreement with Katonah Debt Advisors. The Agreements provide for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. Katonah Debt Advisors accounts for its operating leases, which may include escalations, in accordance with ASC 840-10, Leases, and expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods), beginning on the commencement of the lease term.

Interest Expenses.  Interest expense related to borrowings of the Asset Manager Affiliates is recorded on an accrual basis pursuant to the terms of the related borrowing agreements, however the CLO Funds they manage that are consolidated herein have issued rated and unrated bonds to finance their operations. Interest on CLO Fund liabilities is calculated by the third party trustee of the CLO Funds. Interest is accrued and generally paid quarterly.

Trustee Fees.  Each CLO Fund has a third party trustee that is the custodian for all cash and investments of the CLO Funds and receives and disburses all cash in accordance to the trustee and custodial agreements. Trustee fees are accrued and paid quarterly by the CLO Funds.

Income Taxes.  The Asset Manager Affiliates account for income taxes under the asset and liability method prescribed by ASC 740-10, Income Taxes (“ASC 740-10”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to income tax expense on the combined statements of income. The Asset Manager Affiliate record their income taxes receivables and payables based upon their estimated income tax liability.

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

3. CLO FUNDS

A CLO Fund generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated securities to finance the purchase of those investments. Investments purchased by the CLO Funds are governed by extensive investment guidelines, including limits on exposure to any single industry or issuer and limits on the ratings of the CLO Fund’s assets. The CLO Funds managed by the Asset Manager Affiliates have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

The Asset Manager Affiliates manage eleven CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2013 and December 31, 2012, the Asset Manager Affiliates had approximately $3.2 billion and $3.6 billion of par value of assets under management, respectively.

CLO Funds typically issue multiple tranches of debt and subordinated securities with varying ratings and levels of subordination to finance the purchase of their underlying investments. Interest and principal payments (net of designated CLO Fund expenses) from the CLO Fund are paid to each issued security in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO Fund. AAA/Aaa notes are issued at a specified spread over LIBOR and normally have the first claim on the earnings on the CLO Fund’s investments after payment of certain fees and expenses. Lower subordinated “mezzanine” tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLO Fund’s investments if the required interest and principal payments have been made on the more senior tranches in the waterfall. The subordinated securities are the most junior tranche and can take the form of either subordinated notes, income notes or preferred shares. The subordinated notes, income notes or preferred shares generally do not have a stated coupon but are entitled to residual cash flows from the CLO Fund’s investments after all of the other tranches of notes and certain other fees and expenses are paid.

The CLO Funds are primarily financed via capital contributed by subordinated noteholders and debt holders. The Asset Manager Affiliates’ risk with respect to each investment in the CLO Funds they manage is limited to any uncollected management fees (as the Asset Manager Affiliates have no investment in the CLO Funds they have no exposure or benefits in the ownership of the CLO Funds securities). Therefore, the gains or losses of the CLO Funds have not had a significant impact on the Asset Manager Affiliates’ financial position, results of operations or cash flows. The Asset Manager Affiliates have no right to the benefits from, nor do they bear the risks associated with, these investments, beyond the management fees generated from the CLO Funds. If the Asset Manager Affiliates were to liquidate, these investments would not be available to any general creditors of the Asset Manager Affiliates. Additionally, the collateral assets of consolidated CLO Funds

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

are held solely to satisfy the obligations of the CLO Funds, and the investors in the consolidated CLO Funds have no recourse to the general credit of the Asset Manager Affiliates for the notes issued by the CLO Funds.

CLO Funds are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The securities issued by the CLO Funds are backed by diversified collateral asset portfolios consisting primarily of loans. For managing the collateral for the CLO Fund entities, the Asset Manager Affiliates earn investment management fees, including senior subordinated management fees, as well as contingent incentive fees. The Asset Manager Affiliates have no investment in the CLO Funds they manage. However, their sole direct or indirect shareholder, KCAP Financial, has invested in certain of the CLO Funds, generally taking a portion of the unrated, junior subordinated position (generally subordinated to other interests in the entities and entitle KCAP Financial and other subordinated tranche investors to receive the residual cash flows, if any, from the entities).

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

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees and may receive a one-time structuring fee from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The management fees the Asset Manager Affiliates receive may have three components — a senior management fee, a subordinated management fee and an incentive fee.

Fair value of consolidated CLO Funds

The investments held by consolidated CLO Funds are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO Fund portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. These investments mature at various dates between 2014 and 2023, pay interest at LIBOR or Euribor plus a spread of up to 8.6%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2013, the unpaid par principal balance exceeded the fair value by approximately $49 million. Less than 1% of the collateral assets are in default as of December 31, 2013. At December 31, 2012, the unpaid par principal balance exceeded the fair value by approximately $142 million. Less than 1% of the collateral assets are in default as of December 31, 2012. CLO Fund investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interests in similar investments and the market environment and investor attitudes

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

CLO Fund liabilities issued by consolidated CLO Funds have stated maturity dates between 2017 and 2025. The CLO Fund liabilities are issued in various tranches with different risk profiles and ratings. The interest rates are generally variable rates based on LIBOR or Euribor plus a pre-defined spread, which varies from 0.225% for the more senior tranches to 6.25% for the more subordinated tranches. At December 31, 2013, the outstanding par balance on the CLO Fund liabilities issued by consolidated CLO Funds exceeded their fair value by approximately $209 million. At December 31, 2012, the outstanding par balance on the CLO Fund liabilities issued by consolidated CLO Funds exceeded their fair value by approximately $223 million. The investors in the CLO Fund liabilities have no recourse to the general credit of the Asset Manager Affiliates. CLO Fund liabilities are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Market yields, default rates and recovery rates used in the Asset Manager Affiliates’ estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the liabilities may be adversely affected. Once the undiscounted cash flows of the collateral assets have been determined, the Asset Manager Affiliates apply appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

The carrying value of investments held and CLO Fund liabilities issued by CLO Funds is also their fair value. The following table presents the fair value hierarchy levels of investments held and CLO Fund liabilities issued by the CLO Funds, which are measured at fair value as of December 31, 2013 and December 31, 2012:

	December 31, 2013
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Investments of CLO Funds	$2,964.2	$—	$—	$2,964.2
Liabilities:
CLO Fund Liabilities	$3,079.8	$—	$—	$3,079.8

	December 31, 2012
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Investments of CLO Funds	$3,255.8	$—	$—	$3,255.8
Liabilities:
CLO Fund Liabilities	$3,459.5	$—	$—	$3,459.5

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2013	2012
Beginning balance	$3,255.8	$205.4
Transfers into Level 3	—	1,562.7
Transfers from Level 3	—	—
Purchase of Trimaran investments	—	1,386.8
Purchase of investments	1,279.3	1,032.5
Proceeds from sale and redemption of investments	(1,571.2)	(1,034.1)
Realized and unrealized gains/(losses), net	0.3	102.5
Ending balance	$2,964.2	$3,255.8
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	$(29.4)	$73.5

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

As of December 31, 2013, the Asset Manager Affiliates’ Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	71,298,314	Income Approach	Implied Effective Discount Rate	2.42% – 8.80%
	2,821,873,413	Market Quote	Option Value	0% – 0.39%
			Third-Party Bid-Ask Mid	3.0% – 114.5%
Equity Securities	595,278	Enterprise Value	Avg EBITDA Multiple	7.4x
			Wtd Avg Cost of Capital	12.92%
	4,656,390	Market Quote	Third-Party Bid-Ask Mid	$3.45 – $300
			Listed Exchange Quote	$6.77
CLO Fund Securities	65,805,690	Market Quote	Third-Party Bid	87.35% – 100.0%
		Discounted Cash Flow	Discount Rate	1.21% – 5.58%

The following table shows a reconciliation of the beginning and ending fair value measurements for Level III liabilities using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2013	2012
Beginning balance	$3,459.5	$1,727.6
Purchase of Trimaran CLO Fund Liabilities	—	1,374.2
Issuance of Catamaran CLO Fund Liabilities	465.0	415.4
Prepayments, amortization, net	(858.9)	(252.2)
Unrealized appreciation/(depreciation)	14.2	194.6
Ending balance	$3,079.8	$3,459.5
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$14.2	$11.4

As of December 31, 2013, the Asset Manager Affiliates’ Level III liabilities had the following valuation technique and significant inputs:

Asset Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
CLO Fund Liabilities	$3,079,835,713	Discounted Cash Flow	Discount Rate	1.21% – 7.41%

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below.

•	Level I — Valuations based on quoted prices in active markets for identical assets or liabilities that the Asset Manager Affiliates have the ability to access.
•	Level II — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level III — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The CLO Funds managed by the Asset Manager Affiliate and that are consolidated herein, have issued rated and unrated securities to finance their operations. CLO Fund Liabilities are presented at fair value with

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

the difference between principal and fair value recorded as unrealized gain/loss. The par amount of CLO Fund liabilities is approximately $3.3 billion and $3.7 billion respectively for the years ended December 31, 2013 and December 31, 2012.

The Asset Manager Affiliates have determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the its Combined Balance Sheet, as the subordinated and income notes and preferred shares have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as they are mandatorily redeemable upon liquidation or termination of the CLO.

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

4. BUSINESS COMBINATION

On February 29, 2012, KCAP Financial, Inc. (the “Company”) and Commodore Holdings, L.L.C., a newly-formed, wholly-owned subsidiary of the Company (“Commodore”), acquired all of the outstanding equity interests in Trimaran for $13.0 million in cash and 3,600,000 shares of the Company’s common stock, par value $0.01 per share, which were valued at the opening price on the closing date of the acquisition. Contemporaneously with the acquisition, the Company acquired the equity interests in four CLO Funds sponsored by Trimaran, at fair value, for $12.0 million in cash. The aggregate purchase price was $50.6 million.

In accordance with the purchase agreement, Commodore was deemed the acquirer of Trimaran and accounted for the acquisition as a business combination. The assets acquired (no liabilities were assumed) by Commodore through this acquisition were “pushed-down” to Trimaran. The purchase price allocation included the fair value of the identifiable intangible assets acquired, which consist of four CLO management contracts, of approximately $15.7 million, resulting in goodwill of $22.8 million. The CLO management contracts are being amortized over the lives of the contracts (3 – 5 years). The goodwill will be subject to an annual impairment test. The goodwill represents expected synergies from combining the operations of Katonah Debt Advisors and Trimaran Advisors. Both are CLO asset managers and registered under the Investment Advisors Act of 1940.

Trimaran, a taxable entity (corporation), has recognized the acquisition as an asset acquisition for tax purposes. The book and tax basis of the intangible assets and goodwill were identical; accordingly, Trimaran did not provide for any deferred taxes at the closing date of the acquisition. The tax basis of the intangible assets and goodwill will be amortized over 15 years, which gives rise to deferred taxes.

Trimaran will continue operating as a stand-alone entity and serve as collateral manager under its the CLO management contracts. KDA is a 100% owned asset manager subsidiary of the Company. KDA and Trimaran are both under common control of the Company and have similar business characteristics; therefore they report on a combined basis for financial reporting purposes.

The combined 2012 results of operations associated with the acquisition of Trimaran Advisors, including the consolidated CLO Funds managed by Trimaran Advisors, for the ten-month period following the date of acquisition, includes revenues of $57 million and net loss before tax of $45.7 million.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. The CLO Funds are not generally taxed.

For tax purposes, the Asset Manager Affiliates taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and restricted stock expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization.

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors by its sole member, KCAP Financial, in exchange for shares of the KCAP Financial’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period.

As discussed in Note 4, additional goodwill amortization for tax purposes was created upon the purchase of Trimaran Advisors by its sole member. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period.

Any distributions of taxable net income earned by the Asset Manager Affiliates to KCAP Financial would generally need to be distributed to KCAP Financial’s shareholders. Generally, such distributions of the Asset Manager Affiliate’s income to KCAP Financial’s shareholders will be considered as qualified dividends for tax purposes.

The components of income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 are as follows:

	For the year ended December 31,
	2013	2012	2011
Current income tax expense:
Federal	$508,874	$433,823	$84,821
State & local	292,533	(59,674)	259,797
Total net current income tax expense	801,407	374,149	374,149
Deferred income tax expense (benefit):
Federal	(1,883,479)	11,143	(350,459)
State & local	424,735	(736,242)	(215,474)
Total net deferred income tax expense (benefit)	(1,458,744)	(725,099)	(565,933)
Total income tax expense (benefit)	$(657,337)	$(350,950)	$(221,315)

The Asset Manager Affiliates’ effective income tax rate was 4.8%, 0.4% and 0.7% for tax years 2013, 2012 and 2011, respectively. The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is primarily due to tax goodwill amortization and the CLO funds having no tax consequences.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	For the year ended December 31,
	2013	2012
Deferred income tax assets:
Net operating loss and tax credit carryforward	$766,341	$3,690,343
Restricted stock	159,281	45,529
Intangible depreciation/amortization	657,811	268,058
Compensation	1,396,014	—
Other	75,320	61,723
Less: Valuation allowance	—	(2,957,205)
Total deferred tax assets	3,054,767	1,108,448
Deferred income tax liabilities:
Other	(487,576)
Total deferred tax liabilities	(487,576)	—
Net deferred tax assets	$2,567,191	$1,108,448

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

At December 31, 2013 the Asset Manager Affiliates had federal and state net loss carryovers of approximately $2.2 million and $0, respectively, available to offset future taxable income. At December 31, 2012, federal and state net loss carryovers were $8.5 million and $7.0 million, respectively. The net loss carryovers expire in the years 2028 to 2032. At December 31, 2013 the federal and state net operating loss carryovers made up approximately $2.2 million and $0 million of the deferred tax asset respectively. At the present time, the Asset Manager Affiliates believe that it is more likely than not that the deferred tax assets related to the federal net operating loss carryovers will be recognized. Accordingly, the Asset Manager Affiliates have determined that a valuation allowance as of December 31, 2013 is not required.

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

Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. With a few exceptions, Asset Manager Affiliates is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2009.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The CLO Funds have commitments to fund approximately $2.5 million and $86,000 of investments as of December 31, 2013 and December 2012, respectively. The Asset Manager Affiliates have commitments under lease obligations.

Rent expense was approximately $346,000, $379,000 and $295,459 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes minimum future lease payments as of December 31, 2013:

Contractual Obligations	2014	2015	2016	2017	2018	More than 5 years
Operating lease obligations	$215,502	$369,432	$369,432	$369,432	$369,432	$2,155,020

The following table summarizes our long-term debt:

Consolidated Variable Interest Entities Debt:	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (In years)
CLO Debt(1)	$3,176,654,741	1.30%	6.0

(1)	Long-term debt of the VIEs is recorded at fair value. This includes the fair value of the subordinated notes issued by the VIEs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the VIEs debt (excluding subordinated notes) was $3.0 billion and $3.4 billion as of December 31, 2013 and 2012, respectively.

7. MEMBER’S EQUITY

The member interest of Asset Manager Affiliates is held solely by KCAP Financial. KCAP Financial owns 100% of Katonah Debt Advisors and 100% of Commodore Holdings, which wholly owns Trimaran Advisors.

8. OTHER EMPLOYEE COMPENSATION

The Asset Manager Affiliates adopted a 401(k) plan (“401K Plan”) effective January 1, 2007 that it shares with its sole shareholder, KCAP Financial. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. Katonah Debt Advisors and Trimaran Advisors make contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which fully vest at the time of contribution. For the year ended December 31, 2013, Asset Manager Affiliates made contributions to the 401K Plan of approximately $102,000. For the year ended December 31, 2012, Asset Manager Affiliates made contributions to the 401K Plan of approximately $54,000.

The Asset Manager Affiliates also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Asset Manager Affiliates for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. The Asset Manager Affiliates may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2013 and 2012, the Asset Manager Affiliates made contributions of approximately $315,000 and $302,000 to the Profit-Sharing Plan, respectively.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

8. OTHER EMPLOYEE COMPENSATION  – (continued)

Certain employees of Asset Manager Affiliates may receive restricted stock grants in the stock of Asset Manager Affiliates’ sole member, KCAP Financial. For the years ended December 31, 2013, 2012 and 2011, non-cash compensation expense of approximately $252,000, $20,000 and $89,000 respectively, was expensed at Asset Manager Affiliates related to an allocated reimbursable expense for a grant of restricted stock of KCAP Financial.

9. RELATED PARTY TRANSACTION

On November 20, 2012, the Company entered into a senior credit agreement (the “Senior Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide the capital necessary to support one or more of Trimaran Advisors’ warehouse lines and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Senior Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. As of December 27, 2012, the Senior Credit Facility was repaid and terminated and there were no borrowings outstanding as of December 31, 2012.

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At December 31, 2013, there was $23 million outstanding under the Trimaran Credit Facility.

10. SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Asset Manager Affiliates’ combined financial statements through March 12, 2014, the date the financial statements were available to be issued. Management has determined that there are no material events that would require disclosure in the Asset Manager Affiliates’ financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of
KCAP Financial, Inc.

We have audited the accompanying financial statements of Katonah 2007-I CLO Ltd., which comprise the statement of net assets as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, and cash flows for the years then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katonah 2007-I CLO Ltd. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2014

KATONAH 2007-I CLO LTD.

STATEMENTS OF NET ASSETS

	As of December 31, 2013	As of December 31, 2012
ASSETS
Investments at fair value:
Debt securities	$292,304,054	$291,720,614
Equity securities	—	2,361,136
CLO equity securities	18,123,734	16,321,029
Total investments at fair value	310,427,788	310,402,779
Cash	15,260,243	13,018,610
Accrued interest receivable	674,911	737,624
Total assets	$326,362,942	$324,159,013
LIABILITIES
CLO Fund liabilities at fair value	$314,549,615	$310,470,318
Accrued interest payable	2,090,368	2,198,994
Payable for open trades	4,013,750	2,970,000
Accounts payable and accrued expenses	174,270	184,850
Total liabilities	320,828,003	315,824,162
NET ASSETS
Total Net Assets	$5,534,939	$8,334,851

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012
Income
Interest income from investments	$12,591,277	$12,899,200
Interest income from cash and time deposits	2,761	3,196
Other income	652,959	504,941
Total income	13,246,997	13,407,337
Expenses
Interest expense	11,758,985	11,701,098
Management fees	811,758	809,547
Trustee fees	89,309	88,963
Professional fees	143,068	168,111
Administrative and other	73,964	99,110
Total expenses	12,877,084	12,866,829
Net realized and unrealized losses	(3,169,825)	(13,092,966)
Decrease in net assets resulting from operations	$(2,799,912)	$(12,552,458)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF CHANGES IN NET ASSETS

Net Assets
Balance at January 1, 2012	$20,887,309
Decrease in net assets resulting from operations	(12,552,458)
Balance at December 31, 2012	8,334,851
Decrease in net assets resulting from operations	(2,799,912)
Balance at December 31, 2013	$5,534,939

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Decrease in net assets resulting from operations	$(2,799,912)	$(12,552,458)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized losses on investments	(909,471)	(16,364,401)
Change in unrealized loss on debt	4,079,296	29,457,367
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	62,712	8,678
Decrease in accounts payable and accrued expenses	(10,580)	(10,994)
Increase (decrease) in payable for open trades	1,043,750	(1,870,440)
Increase (decrease) in accrued interest expense	(108,626)	340,175
Purchase of investments	(116,281,142)	(101,848,974)
Proceeds from sale and redemption of investments	117,165,606	103,177,496
Net cash provided by operating activities	2,241,633	336,449
CHANGE IN CASH	2,241,633	336,449
CASH, BEGINNING OF YEAR	13,018,610	12,682,161
CASH, END OF YEAR	$15,260,243	$13,018,610
Supplemental Information:
Interest Paid	$11,867,611	$11,360,923

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2013

Debt Securities Portfolio

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Acosta, Inc. Grocery	Term B Loan (2013) — 4.3% Cash, Due 3/18	$1,973,570	$1,988,570	$1,989,852
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	495,000	491,250	490,049
Advantage Sales & Marketing Inc. Grocery	2013 Term Loan (First Lien) — 4.3% Cash, Due 12/17	3,252,912	3,257,249	3,272,429
AES Corporation, The Utilities	2013 Other Term Loan — 3.8% Cash, Due 6/18	1,521,064	1,521,064	1,533,111
Alaska Communications Systems Holdings, Inc. Telecommunications	Term Loan — 6.3% Cash, Due 10/16	3,078,978	3,058,621	3,078,053
Allison Transmission, Inc. Automobile	New Term B-2 Loan — 3.2% Cash, Due 8/17	204,456	193,153	205,670
Allison Transmission, Inc. Automobile	Term B-3 Loan — 3.8% Cash, Due 8/19	3,077,619	3,034,747	3,095,900
Alpha Topco Limited Leisure, Amusement, Motion Pictures, Entertainment	New Facility B (USD) — 4.5% Cash, Due 4/19	3,439,099	3,411,637	3,480,179
Altegrity, Inc (f.k.a. US Investigations Services, Inc.) Diversified/Conglomerate Service	Term Loan — 4.8% Cash, Due 2/15	384,419	384,419	376,730
AMC Entertainment Inc. Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 3.5% Cash, Due 4/20	6,653,985	6,662,788	6,675,244
Aptalis Pharma Inc. (Aptalis Pharma Canada Inc.) Healthcare, Education and Childcare	Term B Loan — 6.0% Cash, Due 10/20	491,269	481,269	500,890
Aramark Corporation Diversified/Conglomerate Service	LC-2 Facility — 1.8% Cash, Due 7/16	163,007	151,189	163,639
Aramark Corporation Diversified/Conglomerate Service	LC-3 Facility — 1.8% Cash, Due 7/16	21,980	21,785	22,035
Aramark Corporation Diversified/Conglomerate Service	U.S. Term B Loan (Extending) — 3.7% Cash, Due 7/16	1,360,339	1,180,638	1,365,610
Aramark Corporation Diversified/Conglomerate Service	U.S. Term C Loan — 3.7% Cash, Due 7/16	272,850	270,420	273,532
Armored AutoGroup Inc. (fka Viking Acquisition Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	New Term Loan — 6.0% Cash, Due 11/16	485,000	486,859	487,427
Armstrong World Industries, Inc.(3) Buildings and Real Estate(3)	Term Loan B — 3.5% Cash, Due 3/20	992,500	992,500	993,741
Asurion, LLC (fka Asurion Corporation) Insurance	Incremental Tranche B-1 Term Loan — 4.5% Cash, Due 5/19	990,000	995,000	991,584
Aurora Diagnostics, LLC Healthcare, Education and Childcare	Tranche B Term Loan — 6.8% Cash, Due 5/16	455,556	455,769	425,518
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.0% Cash, Due 3/19	1,576,711	1,568,193	1,577,302
Berry Plastics Corporation Containers, Packaging and Glass	Term C Loan — 2.2% Cash, Due 1/14	2,860,149	2,704,448	2,861,736
Biomet, Inc. Healthcare, Education and Childcare	Dollar Term B-2 Loan — 3.7% Cash, Due 7/17	2,879,962	2,838,076	2,901,864

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Bragg Communications Incorporated Broadcasting and Entertainment	Term Loan B — 3.5% Cash, Due 2/18	$5,716,515	$5,770,770	$5,732,007
Burger King Corporation Personal, Food and Miscellaneous Services	Tranche B Term Loan (2012) — 3.8% Cash, Due 9/19	3,653,750	3,644,500	3,675,563
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-2 Loan — 4.3% Cash, Due 2/17	2,602,937	2,573,187	2,630,593
BWay Holding Company Containers, Packaging and Glass	Initial Term Loan — 4.5% Cash, Due 8/17	990,000	985,000	997,272
Calpine Corporation Utilities	Term Loan (3/11) — 4.0% Cash, Due 4/18	972,500	972,500	980,917
Calpine Corporation Utilities	Term Loan (6/11) — 4.0% Cash, Due 4/18	2,925,000	2,902,613	2,950,316
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,320,439	1,301,514	1,330,342
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan — 3.5% Cash, Due 8/18	796,029	791,042	797,526
Catalent Pharma Solutions, Inc. (f/k/a Cardinal Health 409, Inc.) Healthcare, Education and Childcare	Term Borrowing — 6.5% Cash, Due 12/17	250,000	249,375	254,531
CBRE Services, Inc. (fka CB Richard Ellis Services, Inc.).(3) Buildings and Real Estate(3)	Tranche B Term Loan — 2.9% Cash, Due 3/21	1,588,000	1,568,100	1,596,933
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	982,302	979,802	987,827
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C-2 Commitment — 2.2% Cash, Due 10/16	1,277,043	1,290,595	1,293,722
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/19	1,965,000	1,945,000	1,971,347
Charter Communications Operating, LLC Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 12/20	1,514,141	1,435,270	1,505,389
Chrysler Group LLC Automobile	Term Loan B — 3.5% Cash, Due 5/17	2,929,887	2,718,094	2,954,908
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Extended Term Loan — 3.7% Cash, Due 1/17	4,510,815	4,435,896	4,552,743
Cinemark USA, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.2% Cash, Due 12/19	2,970,000	2,980,000	2,982,994
Consolidated Communications, Inc. Telecommunications	Initial Term Loan — 4.3% Cash, Due 12/20	2,977,348	2,949,848	3,005,261
Covanta Energy Corporation Ecological	Term Loan — 3.5% Cash, Due 3/19	982,500	977,500	992,325
Crown Castle Operating Company(3) Buildings and Real Estate(3)	New Tranche B Term Loan — 3.3% Cash, Due 1/21	2,947,700	2,932,700	2,957,987
David's Bridal, Inc. Retail Stores	Initial Term Loan — 5.0% Cash, Due 10/19	495,000	490,000	497,787
DaVita HealthCare Partners Inc. (fka DaVita Inc.) Healthcare, Education and Childcare	Tranche B Term Loan — 4.5% Cash, Due 10/16	1,940,000	1,961,196	1,956,248

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Del Monte Foods Company Beverage, Food and Tobacco	Initial Term Loan — 4.0% Cash, Due 3/18	$2,789,388	$2,793,119	$2,803,321
Dex Media West LLC Printing and Publishing	New Term Loan — 8.0% Cash, Due 12/16	907,969	788,709	714,522
DineEquity, Inc. Personal, Food and Miscellaneous Services	Term B-2 Loan — 3.8% Cash, Due 10/17	291,528	291,528	293,093
DJO Finance LLC (ReAble Therapeutics Fin LLC) Healthcare, Education and Childcare	Tranche B Term Loan — 4.8% Cash, Due 9/17	1,984,962	2,014,887	2,009,576
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 5.0% Cash, Due 5/18	4,320,829	4,276,059	4,249,535
Dunkin' Brands, Inc. Personal, Food and Miscellaneous Services	Term B-3 Loan — 3.8% Cash, Due 2/20	2,139,495	2,139,495	2,149,519
Education Management LLC Healthcare, Education and Childcare	Tranche C-2 Term Loan — 4.3% Cash, Due 6/16	1,549,002	1,519,317	1,491,077
Epicor Software Corporation (fka Eagle Parent Inc.) Electronics	Term B-1 Loan — 4.5% Cash, Due 5/18	1,924,301	1,904,401	1,936,568
EquiPower Resources Holdings, LLC Utilities	Term B Advance (First Lien) — 4.3% Cash, Due 12/18	1,463,010	1,440,510	1,471,240
Essential Power, LLC Utilities	Term Loan — 4.3% Cash, Due 8/19	952,196	937,196	923,630
Federal-Mogul Corporation Automobile	Tranche B Term Loan — 2.1% Cash, Due 12/14	1,170,287	1,140,992	1,158,402
Federal-Mogul Corporation Automobile	Tranche C Term Loan — 2.1% Cash, Due 12/15	417,107	408,055	412,872
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	999,090	1,004,087	997,007
Genpact Limited Diversified/Conglomerate Service	Term Loan — 3.5% Cash, Due 8/19	495,013	492,513	497,074
Gentiva Health Services, Inc. Healthcare, Education and Childcare	Initial Term B Loan — 6.5% Cash, Due 10/19	3,424,646	3,424,646	3,394,698
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,970,000	2,940,000	2,778,287
Graceway Pharmaceuticals, LLC(2) Healthcare, Education and Childcare	Term B Loan (First Lien) Sold Out 09/28/2012 — 7.0% Cash, Due 5/12	29,332	30,751	32,412
Grifols Inc. Healthcare, Education and Childcare	New U.S. Tranche B Term Loan — 4.3% Cash, Due 6/17	969,247	959,297	976,865
Hamilton Lane Advisors, L.L.C. Finance	Loan — 5.3% Cash, Due 2/18	862,907	852,907	869,379
Harlan Laboratories, Inc. (fka Harlan Sprague Dawley, Inc.) Healthcare, Education and Childcare	Term Loan — 5.8% Cash, Due 7/14	3,262,842	2,902,052	2,936,558
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.5% Cash, Due 6/17	871,597	740,208	880,857
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	993,711	993,711	1,002,937

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
HCA Inc. Healthcare, Education and Childcare	Tranche B-4 Term Loan — 3.0% Cash, Due 5/18	$2,992,500	$2,970,355	$2,997,797
HCR ManorCare, Inc. (fka HCR Healthcare, LLC) Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	486,250	481,288	479,868
Health Management Associates, Inc. Healthcare, Education and Childcare	Replacement Term B Loan — 3.5% Cash, Due 11/18	2,412,344	2,387,344	2,415,794
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 3.8% Cash, Due 3/18	3,974,962	3,972,462	3,990,862
Hertz Corporation, The Personal Transportation	Tranche B-2 Term Loan — 3.0% Cash, Due 3/18	972,650	967,688	973,336
Hillman Group, Inc., The Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 3.8% Cash, Due 5/17	965,555	970,327	971,889
Huntsman International LLC Chemicals, Plastics and Rubber	Extended Term B Loan — 2.7% Cash, Due 4/17	2,290,204	2,162,053	2,295,460
Ina Beteiligungsgesellschaft Mit Beschrankter Haftung (fka Schaeffler AG)	Facility C (USD) — 4.3% Cash, Due 1/17	3,000,000	3,018,750	3,030,615
Ineos US Finance LLC Chemicals, Plastics and Rubber	Cash Dollar Term Loan — 4.0% Cash, Due 5/18	3,974,870	3,989,870	3,995,579
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-2 Term Loan — 5.3% Cash, Due 4/18	2,447,816	2,464,733	2,459,798
International Architectural Products, Inc.(2),(5) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 12.0% Cash, 3.3% PIK, Due 5/15	81,467	74,587	318
J. Crew Group, Inc. Retail Stores	Term B-1 Loan — 4.0% Cash, Due 3/18	3,950,000	3,960,000	3,979,605
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	New Tranche B Term Loan — 2.7% Cash, Due 3/18	1,945,037	1,960,897	1,947,623
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	975,150	970,175	975,735
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,469,819	1,462,319	1,476,852
Jo-Ann Stores, Inc. Retail Stores	Term B Loan — 4.0% Cash, Due 3/18	994,987	999,987	999,341
KAR Auction Services, Inc. Automobile	Term Loan — 3.8% Cash, Due 5/17	3,800,649	3,870,148	3,824,992
KCG Holdings, Inc. Finance	Term Loan — 5.8% Cash, Due 12/17	878,505	881,005	882,897
Key Safety Systems, Inc. Automobile	Initial Term Loan — 4.8% Cash, Due 5/18	1,384,813	1,344,819	1,387,028
Kronos Incorporated Diversified/Conglomerate Service	Incremental Term Loan (First Lien) — 4.5% Cash, Due 10/19	989,676	984,676	1,000,196
Landry's Inc. (fka Landry's Restaurants, Inc.) Beverage, Food and Tobacco	B Term Loan — 4.0% Cash, Due 4/18	2,894,401	2,935,651	2,920,625
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Term B Loan — 3.3% Cash, Due 12/20	3,266,934	3,148,705	3,269,662
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B-1 Loan — 3.5% Cash, Due 8/20	482,553	483,369	485,169

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Longview Power, LLC(2) Utilities	2017 Term Loan — 7.2% Cash, Due 10/17	$822,784	$722,082	$421,677
Longview Power, LLC Utilities	DIP Delay Draw Term Loan — .9% Cash, Due 11/15	2,822,000	2,822,000	2,889,018
LPL Holdings, Inc. Finance	2013 Incremental Tranche B Term Loan — 3.3% Cash, Due 3/19	1,965,150	1,955,150	1,966,791
Mackinaw Power Holdings, LLC Utilities	Loan — 1.7% Cash, Due 6/15	1,551,020	1,491,973	1,535,510
MCC Iowa LLC (Mediacom Broadband Group) Broadcasting and Entertainment	Tranche D-1 Term Loan — 1.9% Cash, Due 1/15	961,240	923,594	957,636
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Term B Facility — 4.3% Cash, Due 2/18	3,227,495	3,266,657	3,230,077
MultiPlan, Inc. Healthcare, Education and Childcare	Term B-1 Loan — 4.0% Cash, Due 8/17	876,468	889,731	883,589
Munder Capital Management Finance	Incremental Term Loan — 6.0% Cash, Due 3/15	13,213	11,563	13,312
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 2.9% Cash, Due 11/19	1,000,000	992,500	1,000,000
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-2 Loan — 3.5% Cash, Due 10/17	1,342,239	1,355,912	1,353,024
Newsday, LLC Printing and Publishing	Term Loan — 3.7% Cash, Due 10/16	2,250,000	2,268,750	2,258,438
Novelis, Inc. Mining, Steel, Iron and Non-Precious Metals	Initial Term Loan — 3.8% Cash, Due 3/17	2,948,389	3,006,983	2,963,131
NRG Energy, Inc. Utilities	Term Loan (2013) — 2.8% Cash, Due 7/18	975,131	972,644	974,195
Nuveen Investments, Inc. Finance	Tranche B First-Lien Term Loan — 4.2% Cash, Due 5/17	3,803,194	3,778,940	3,793,686
Ocwen Loan Servicing Finance	Initial Term Loan — 5.0% Cash, Due 2/18	2,992,462	3,033,712	3,034,731
OSI Restaurant Partners, LLC Personal, Food and Miscellaneous Services	2013 Replacement Term Loan — 3.5% Cash, Due 10/19	1,402,500	1,387,500	1,405,831
Pantry, Inc., The Grocery	Term Loan — 4.8% Cash, Due 8/19	2,962,500	2,932,500	3,005,678
Party City Holdings Inc. Retail Stores	2013 Replacement Term Loan — 4.3% Cash, Due 7/19	493,763	488,763	496,656
PetCo Animal Supplies, Inc. Retail Stores	New Loans — 4.0% Cash, Due 11/17	3,414,596	3,414,596	3,437,286
Petroleum GEO-Services ASA/PGS Finance, Inc. Oil and Gas	Term Loan — 1.9% Cash, Due 6/15	1,568,444	1,548,839	1,584,623
PQ Corporation (fka Niagara Acquisition, Inc.) Chemicals, Plastics and Rubber	2013 Term Loan — 4.5% Cash, Due 8/17	1,980,000	1,965,000	1,997,078
Progressive Waste Solutions Ltd. Ecological	Term B Loan — 3.0% Cash, Due 10/19	742,500	738,750	744,820
QCE, LLC (Quiznos)(2) Personal, Food and Miscellaneous Services	Term Loan — 9.0% Cash, Due 1/17	798,478	707,126	348,935
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.8% Cash, Due 12/16	490,513	366,193	300,966

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 2.7% Cash, Due 8/17	$981,164	$988,039	$986,506
Remy International, Inc. Automobile	Term B Loan 2013 — 4.3% Cash, Due 3/20	537,971	536,613	542,345
Revlon Consumer Products Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Replacement Term Loan — 4.0% Cash, Due 11/17	3,500,000	3,535,625	3,527,353
Reynolds Group Holdings Inc. Containers, Packaging and Glass	Incremental U.S. Term Loan — 4.0% Cash, Due 12/18	2,133,450	2,133,450	2,155,990
RGIS Services, LLC Diversified/Conglomerate Service	Extended Initial Term Loan — 4.5% Cash, Due 10/16	2,006,777	1,933,262	1,975,421
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 10/17	645,076	652,388	638,222
Roundy's Supermarkets, Inc. Grocery	Tranche B Term Loan — 5.8% Cash, Due 2/19	2,296,549	2,251,549	2,300,143
Rovi Solutions Corporation/Rovi Guides, Inc. Electronics	Tranche B-3 Term Loan — 3.5% Cash, Due 3/19	448,150	445,650	441,562
RPI Finance Trust Healthcare, Education and Childcare	Term B-2 Term Loan — 3.3% Cash, Due 5/18	1,930,261	1,920,311	1,941,727
SBA Senior Finance II LLC Telecommunications	Incremental Tranche B Term Loan — 3.8% Cash, Due 9/19	91,643	91,018	92,368
SBA Senior Finance II LLC Telecommunications	Term Loan — 3.8% Cash, Due 6/18	361,058	358,570	363,316
Seaworld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.) Leisure, Amusement, Motion Pictures, Entertainment	Term B-2 Loan — 3.0% Cash, Due 5/20	927,912	915,422	918,633
Select Medical Corporation Healthcare, Education and Childcare	Series C Tranche B Term Loan — 4.0% Cash, Due 6/18	2,274,479	2,224,729	2,284,441
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.0% Cash, Due 1/18	2,718,750	2,598,750	2,691,563
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Initial Term Loan — 3.0% Cash, Due 4/20	2,842,500	2,842,500	2,843,836
Sensata Technologies B.V./Sensata Technology Finance Company, LLC Electronics	Term Loan — 3.3% Cash, Due 5/19	680,567	665,642	687,492
Serena Software, Inc. Electronics	2016 Term Loan (Extended) — 4.2% Cash, Due 3/16	2,000,000	1,992,500	1,985,000
ServiceMaster Company, The Diversified/Conglomerate Service	Tranche C Term Loan — 4.3% Cash, Due 1/17	2,481,203	2,515,578	2,461,664
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 4/20	68,358	58,358	68,016
Six Flags Theme Parks, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Tranche B Term Loan — 3.5% Cash, Due 12/18	1,675,481	1,696,106	1,683,105
Skilled Healthcare Group, Inc. Healthcare, Education and Childcare	Term Loan — 6.8% Cash, Due 4/16	854,686	877,211	855,045
Spectrum Brands, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Tranche A Term Loan — 3.0% Cash, Due 9/17	2,943,750	2,928,750	2,954,244

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems,Inc and Onex Wind Finance LP.) Aerospace and Defense	Term B Loan — 3.8% Cash, Due 4/19	$2,456,250	$2,443,750	$2,472,756
SRAM, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (First Lien) — 4.0% Cash, Due 4/20	821,346	816,475	822,714
SS&C Technologies Holdings Europe S.A.R.L. Electronics	2013 Replacement Term B-2 Loan — 3.3% Cash, Due 6/19	66,335	65,398	66,553
SS&C Technologies, Inc.,/Sunshine Acquisition II, Inc. Electronics	2013 Replacement Term B-1 Loan — 3.3% Cash, Due 6/19	641,238	632,176	643,342
SunCoke Energy, Inc. Mining, Steel, Iron and Non-Precious Metals	Tranche B Term Loan — 4.0% Cash, Due 7/18	76,025	71,038	75,881
SunGard Data Systems Inc (Solar Capital Corp.) Electronics	Tranche E Term Loan — 4.0% Cash, Due 3/20	4,538,683	4,475,604	4,575,560
Telesat Canada Telecommunications	U.S. Term B-2 Loan — 3.5% Cash, Due 3/19	985,056	980,056	988,952
Tesoro Corporation Oil and Gas	Initial Term Loan — 2.4% Cash, Due 5/16	198,750	198,750	199,660
Toys 'R' Us-Delaware, Inc. Retail Stores	Initial Loan — 6.0% Cash, Due 9/16	1,902,743	1,911,493	1,726,054
TPF Generation Holdings, LLC Utilities	Term Loan — 4.8% Cash, Due 12/17	192,257	183,782	193,699
TransDigm Inc. Aerospace and Defense	Tranche C Term Loan — 3.8% Cash, Due 2/20	1,945,275	1,945,275	1,953,018
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.5% Cash, Due 3/20	2,550,754	2,520,218	2,588,377
TW Telecom Holdings Inc. (fka Time Warner Telecom Holdings Inc.) Telecommunications	Term Loan B Loan — 2.7% Cash, Due 4/20	2,408,018	2,415,166	2,408,030
TWCC Holding Corp. Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/17	3,322,949	3,322,949	3,340,328
Univar Inc. Chemicals, Plastics and Rubber	Term B Loan — 5.0% Cash, Due 6/17	3,157,608	3,164,666	3,138,094
Universal Health Services, Inc. Healthcare, Education and Childcare	Tranche B-1 Term Loan — 2.4% Cash, Due 11/16	343,750	358,144	345,254
Univision Communications Inc. Broadcasting and Entertainment	2013 Converted Extended First-Lien Term Loan — 4.5% Cash, Due 3/20	3,306,966	3,223,610	3,327,899
UPC Financing Partnership Broadcasting and Entertainment	Facility AH — 3.3% Cash, Due 6/21	700,000	706,125	699,825
Valleycrest Companies LLC (VCC Holdco II Inc.) Diversified/Conglomerate Service	Initial Term Loan — 5.5% Cash, Due 6/19	1,732,305	1,695,710	1,745,297
Vertafore, Inc. Electronics	Term Loan (2013) — 4.3% Cash, Due 10/19	952,048	952,048	952,810
VFH Parent LLC Finance	Term Loan (2013) — 5.8% Cash, Due 11/19	998,333	1,013,308	1,007,483
Walter Investment Management Corp. Finance	Tranche B Term Loan (2013) — 4.8% Cash, Due 12/20	2,585,592	2,570,592	2,595,935
Wendy's International, Inc Personal, Food and Miscellaneous Services	Term B Loan — 3.3% Cash, Due 5/19	1,360,939	1,340,939	1,364,709

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 3.8% Cash, Due 12/19	$249,643	$239,643	$251,359
West Corporation Diversified/Conglomerate Service	Term B-7 Loan — 3.3% Cash, Due 7/16	1,968,838	1,968,838	1,982,531
West Corporation Diversified/Conglomerate Service	Term B-8 Loan — 3.8% Cash, Due 6/18	2,021,769	2,033,211	2,033,829
WideOpenWest Finance, LLC Telecommunications	Term B-1 Loan 2013 — 3.8% Cash, Due 7/17	3,223,117	3,247,473	3,234,978
Windstream Corporation Telecommunications	Tranche B-4 Term Loan — 3.5% Cash, Due 1/20	3,465,000	3,483,750	3,476,920
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/17	1,975,000	1,955,000	1,993,516
Zuffa, LLC Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan (2013) — 4.5% Cash, Due 2/20	2,970,000	2,955,000	2,996,908
Total Investment in Debt Securities		$293,277,383	$290,553,460	$292,304,054

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Value
APID 2007-5A(1) CLO Equity	Floating – 04/2021 – D – 03761XAG5	$1,000,000	$655,266	$913,577
GALXY 2006-6X(1) CLO Equity	Floating – 06/2018 – B – USG25803AC46	1,500,000	1,241,003	1,450,285
GOLDK 2007-2A(1) CLO Equity	Floating – 04/2019 – B – 381096AB2	1,000,000	812,174	944,673
HLCNL 2007-2A(1) CLO Equity	Floating – 04/2021 – D – 40537AAA3	3,000,000	1,973,011	2,746,035
MACCL 2007-1A(1) CLO Equity	Floating – 07/2023 – B1L – 55265AAL5	2,000,000	1,374,001	1,793,332
MDPK 2007-4A(1) CLO Equity	Floating – 03/2021 – D – 55817UAF7	2,000,000	1,329,842	1,870,019
NAVIG 2007-2A(1) CLO Equity	Floating – 04/2021 – D – 63937HAD0	3,000,000	2,062,998	2,844,054
ROSED I - A(1) CLO Equity	Floating – 07/2021 – B – 77732WAE2	2,000,000	1,553,529	1,890,582
TRAL 2007-1A(1) CLO Equity	Floating – 04/2022 – C – 89288BAG6	3,000,000	2,023,956	2,751,257
TRAL 2007-1A(1) CLO Equity	Floating – 04/2022 – D – 89288AAA1	1,000,000	666,854	919,920
Total Investment in CLO Equity Securities		19,500,000	13,692,634	18,123,734
Total Investments		$312,777,383	$304,246,094	$310,427,788

(1)	Investment in a Collateralized Loan Obligation Fund
(2)	Loan on non-accrual status
(3)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2012

Debt Securities Portfolio

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Acosta, Inc. Grocery	Term D Loan — 5.0% Cash, Due 3/18	$978,516	$978,516	$989,373
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	500,000	496,250	506,250
Advantage Sales & Marketing Inc. Grocery	Term Loan (First Lien) — 5.3% Cash, Due 12/17	980,000	984,336	988,943
AES Corporation, The Utilities	Initial Term Loan — 4.3% Cash, Due 6/18	1,536,429	1,536,429	1,555,634
Alaska Communications Systems Holdings, Inc. Telecommunications	Term Loan — 5.5% Cash, Due 10/16	1,960,000	1,969,900	1,855,463
Allison Transmission, Inc. Automobile	Term B-2 Loan — 3.7% Cash, Due 8/17	984,122	950,572	991,911
Allison Transmission, Inc. Automobile	Term B-3 Loan — 4.3% Cash, Due 8/19	2,488,763	2,468,138	2,513,252
Alpha Topco Limited (Formula One) Leisure, Amusement, Motion Pictures, Entertainment	Facility B2 (USD) — 6.0% Cash, Due 4/19	3,473,794	3,446,331	3,529,461
Altegrity, Inc (f.k.a. US Investigations Services, Inc.) Diversified/Conglomerate Service	Term Loan — 3.0% Cash, Due 2/15	718,343	718,343	668,957
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.) Healthcare, Education and Childcare	Term B-2 Loan — 5.5% Cash, Due 2/17	496,250	486,250	499,560
Aramark Corporation Diversified/Conglomerate Service	LC-2 Facility — 3.5% Cash, Due 7/16	163,007	151,189	163,545
Aramark Corporation Diversified/Conglomerate Service	U.S. Term B Loan (Extending) — 3.5% Cash, Due 7/16	2,478,633	2,298,932	2,486,812
Aramark Corporation Diversified/Conglomerate Service	U.S. Term C Loan — 3.5% Cash, Due 7/16	272,850	270,420	273,750
Aramark Corporation Diversified/Conglomerate Service	LC-3 Facility — 3.5% Cash, Due 7/16	21,980	21,785	22,052
Armored AutoGroup Inc. (fka Viking Acquisition Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	New Term Loan — 6.0% Cash, Due 11/16	490,000	491,859	475,604
Ascena Retail Group, Inc. Retail Stores	Tranche B Term Loan — 4.8% Cash, Due 6/18	930,833	920,833	940,142
Ashland Inc. Chemicals, Plastics and Rubber	Term B Loan — 3.8% Cash, Due 8/18	736,964	734,472	746,036
Asurion, LLC (fka Asurion Corporation) Insurance	Term Loan (First Lien) — 5.5% Cash, Due 5/18	1,000,000	1,005,000	1,011,565
Audatex North America, Inc. (CSG US Buyco and ABZ Buyco) Automobile	Extended Domestic Tranche C Term Loan — 3.3% Cash, Due 5/17	1,458,054	1,439,642	1,460,795
Aurora Diagnostics, LLC Healthcare, Education and Childcare	Tranche B Term Loan — 6.3% Cash, Due 5/16	455,556	455,769	440,750
AVG Technologies N.V. Electronics	Term Loan — 7.5% Cash, Due 3/16	429,205	409,205	430,278
Avis Budget Car Rental, LLC Personal Transportation	Tranche C Term Loan — 4.3% Cash, Due 3/19	1,588,626	1,580,108	1,604,909

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
B&G Foods, Inc. Beverage, Food and Tobacco	Tranche B Term Loan (2012) — 4.0% Cash, Due 11/18	$2,970,000	$2,970,000	$2,989,498
Berry Plastics Holding Corporation Containers, Packaging and Glass	Term C Loan — 2.2% Cash, Due 4/15	2,890,820	2,735,119	2,880,442
Biomet, Inc. Healthcare, Education and Childcare	Dollar Term B-1 Loan — 4.0% Cash, Due 7/17	2,909,015	2,867,130	2,930,833
Bresnan Broadband Holdings, LLC Broadcasting and Entertainment	Term B Loan — 4.5% Cash, Due 12/17	490,000	493,319	493,369
Brickman Group Holdings, Inc. Diversified/Conglomerate Service	Tranche B-1 Term Loan — 5.5% Cash, Due 10/16	957,571	971,431	973,131
Burger King Corporation Personal, Food and Miscellaneous Services	Tranche B Term Loan (2012) — 3.8% Cash, Due 9/19	3,690,750	3,681,500	3,716,364
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-1 Loan — 5.5% Cash, Due 2/17	2,826,250	2,796,500	2,854,513
BWay Holding Company Containers, Packaging and Glass	Initial Term Loan — 4.5% Cash, Due 8/17	1,000,000	995,000	1,009,625
Calpine Corporation Utilities	Term Loan — 4.5% Cash, Due 4/18	982,500	982,500	993,838
Calpine Corporation Utilities	Term Loan (6/2011) — 4.5% Cash, Due 4/18	2,955,000	2,932,613	2,989,101
Capital Automotive L.P. Finance	Tranche B Term Loan — 5.3% Cash, Due 3/17	1,770,021	1,751,096	1,791,411
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan (New) — 4.8% Cash, Due 8/18	901,300	896,312	912,850
Caribe Media Inc. (fka Caribe Information Investments Incorporated) Printing and Publishing	Loan — 10.0% Cash, Due 11/14	342,089	342,089	337,847
CB Richard Ellis Services, Inc.(4) Buildings and Real Estate(4)	Incremental Tranche D Term Loan — 3.7% Cash, Due 9/19	3,940,000	3,920,100	3,950,264
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term-1 Loan — 4.0% Cash, Due 12/17	943,926	955,185	954,644
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C Loan (Extended) — 3.1% Cash, Due 10/16	1,290,143	1,303,694	1,304,818
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 4.0% Cash, Due 2/19	1,985,000	1,965,000	1,998,190
Charter Communications Operating, LLC Broadcasting and Entertainment	Term C Loan — 3.5% Cash, Due 9/16	1,520,246	1,446,375	1,530,028
Charter Communications Operating, LLC Broadcasting and Entertainment	Term D Loan — 4.0% Cash, Due 5/19	992,500	987,500	1,002,797
Chrysler Group LLC Automobile	Tranche B Term Loan — 6.0% Cash, Due 5/17	2,959,937	2,748,144	3,026,950
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Extended Term Loan — 3.8% Cash, Due 1/17	4,510,815	4,435,896	4,543,225
Cinemark USA, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.2% Cash, Due 12/19	1,000,000	995,000	1,002,295
Consolidated Communications, Inc. Telecommunications	Incremental Term 3 Loan — 5.3% Cash, Due 12/18	1,000,000	990,000	1,001,250
Covanta Energy Corporation Ecological	Term Loan — 4.0% Cash, Due 3/19	992,500	987,500	1,006,152

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Crown Castle Operating Company(4) Buildings and Real Estate(4)	Tranche B Term Loan — 4.0% Cash, Due 1/19	$2,977,481	$2,962,481	$2,998,934
CSC Holdings, LLC (fka CSC Holdings Inc. (Cablevision)) Broadcasting and Entertainment	Incremental B-3 Extended Term Loan — 3.4% Cash, Due 3/16	2,884,948	2,892,235	2,902,979
David's Bridal, Inc. Retail Stores	Initial Term Loan — 5.0% Cash, Due 10/19	500,000	495,000	501,980
DaVita HealthCare Partners Inc. (fka DaVita Inc.) Healthcare, Education and Childcare	Tranche B Term Loan — 4.5% Cash, Due 10/16	1,960,000	1,981,196	1,976,631
Dean Foods Company Beverage, Food and Tobacco	2017 Tranche B Term Loan (extending) — 5.5% Cash, Due 4/17	4,767,365	4,669,546	4,768,866
Del Monte Foods Company Beverage, Food and Tobacco	Initial Term Loan — 4.5% Cash, Due 3/18	2,876,278	2,880,009	2,885,712
Dex Media West LLC Printing and Publishing	New Term Loan — 7.0% Cash, Due 10/14	1,132,334	1,013,073	848,118
DineEquity, Inc. Personal, Food and Miscellaneous Services	Term B-1 Loan — 4.3% Cash, Due 10/17	294,523	294,523	297,446
Dole Food Company, Inc. Farming and Agriculture	Tranche B-2 Term Loan — 5.0% Cash, Due 7/18	344,750	342,138	345,719
Dollar General Corporation Retail Stores	Tranche B-1 Term Loan — 3.0% Cash, Due 7/14	3,987,935	3,998,722	4,019,479
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 5.0% Cash, Due 5/18	4,430,807	4,386,038	4,168,636
Dunkin' Brands, Inc. Personal, Food and Miscellaneous Services	Term B-2 Loan — 4.0% Cash, Due 11/17	2,188,486	2,188,486	2,209,124
Education Management LLC Healthcare, Education and Childcare	Tranche C-2 Term Loan — 4.3% Cash, Due 6/16	1,566,101	1,536,416	1,282,245
Epicor Software Corporation (fka Eagle Parent Inc.) Electronics	Term B Loan — 5.0% Cash, Due 5/18	1,970,000	1,950,100	1,983,130
Equipower Resources Holdings, LLC Utilities	Term B Advance (First Lien) — 5.5% Cash, Due 12/18	1,468,729	1,446,229	1,491,979
Essential Power, LLC Utilities	Term Loan — 5.5% Cash, Due 8/19	962,102	947,102	978,939
Federal-Mogul Corporation Automobile	Tranche B Term Loan — 2.1% Cash, Due 12/14	1,364,223	1,334,928	1,260,201
Federal-Mogul Corporation Automobile	Tranche C Term Loan — 2.1% Cash, Due 12/15	421,545	412,493	389,402
Fidelity National Information Services, Inc. Electronics	Term Loan A-2 (Extended) — 2.5% Cash, Due 7/14	860,980	877,018	863,675
Fidelity National Information Services, Inc. Electronics	Term A-3 Loan — 2.2% Cash, Due 3/17	2,887,500	2,812,500	2,890,792
First Data Corporation Finance	Non Extending B-1 Term Loan — 3.0% Cash, Due 9/14	38,807	25,536	38,866
First Data Corporation Finance	Non Extending B-2 Term Loan — 3.0% Cash, Due 9/14	77,808	51,147	77,927
Freescale Semiconductor, Inc. Electronics	Tranche B-1 Term Loan — 4.5% Cash, Due 12/16	2,990,221	2,982,745	2,933,616

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Fresenius SE Healthcare, Education and Childcare	Tranche D1 Dollar Term Loan — 3.5% Cash, Due 9/14	$613,232	$619,209	$615,277
Fresenius SE Healthcare, Education and Childcare	Tranche D2 Term Loan — 3.5% Cash, Due 9/14	350,294	353,708	351,462
Genpact Limited Diversified/Conglomerate Service	Term Loan — 4.3% Cash, Due 8/19	498,750	496,250	503,428
Gentiva Health Services, Inc. Healthcare, Education and Childcare	Term B1 Term Loan — 6.5% Cash, Due 8/16	3,424,646	3,424,646	3,383,550
Getty Images, Inc. Printing and Publishing	Initial Term Loan (New) — 4.8% Cash, Due 10/19	3,000,000	2,970,000	3,007,875
Graceway Pharmaceuticals, LLC(3) Healthcare, Education and Childcare	Term B Loan (First Lien) — 7.0% Cash, Due 5/12	85,266	25,183	98,908
Grifols Inc. Healthcare, Education and Childcare	New U.S. Tranche B Term Loan — 4.5% Cash, Due 6/17	982,124	972,174	992,829
Hamilton Lane Advisors, L.L.C. Finance	Loan — 6.5% Cash, Due 2/18	962,500	952,500	969,719
Harlan Laboratories, Inc. (fka Harlan Sprague Dawley, Inc.) Healthcare, Education and Childcare	Term Loan — 3.8% Cash, Due 7/14	3,308,171	2,947,381	3,000,098
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.5% Cash, Due 6/17	970,880	839,491	902,918
HCA Inc. Healthcare, Education and Childcare	Tranche B-3 Term Loan — 3.5% Cash, Due 5/18	3,000,000	2,977,855	3,011,655
HCR ManorCare, Inc. (fka HCR Healthcare, LLC) Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	491,250	486,288	466,688
Health Management Associates, Inc. Healthcare, Education and Childcare	Term B Loan — 4.5% Cash, Due 11/18	2,475,000	2,450,000	2,498,376
Hertz Corporation, The Personal Transportation	Tranche B Term Loan — 3.8% Cash, Due 3/18	982,500	977,538	987,005
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 3.8% Cash, Due 3/18	2,000,000	1,990,000	2,009,580
Hillman Group, Inc., The Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 5.0% Cash, Due 5/17	975,015	979,787	981,923
HMSC Corporation (aka Swett and Crawford) Insurance	Term Loan (First Lien) — 2.5% Cash, Due 4/14	942,500	809,150	914,225
Huntsman International LLC Chemicals, Plastics and Rubber	Extended Term B Loan — 2.8% Cash, Due 4/17	2,290,204	2,162,053	2,297,006
Huntsman International LLC Chemicals, Plastics and Rubber	Series 2 Extended Term B Dollar Loan — 3.0% Cash, Due 4/17	848,536	836,108	851,056
Infor (US), Inc. ((fka Lawson Software Inc.) Electronics	Tranche B-2 Term Loan — 5.3% Cash, Due 4/18	2,742,502	2,761,880	2,772,614
International Architectural Products, Inc.(3) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 8.8% Cash, 3.3% PIK, Due 5/15	166,935	160,054	86,806

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
J. Crew Group, Inc. Retail Stores	Loan — 4.5% Cash, Due 3/18	$1,970,000	$1,970,000	$1,980,599
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Tranche B Term Loan — 3.2% Cash, Due 3/18	1,965,037	1,980,897	1,979,008
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 4.3% Cash, Due 5/18	985,000	980,025	985,000
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,484,909	1,477,409	1,500,226
Key Safety Systems, Inc. Automobile	Term Loan (First Lien) — 2.5% Cash, Due 3/14	1,821,124	1,781,130	1,806,555
KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Canadian Term Loan (First Lien) — 2.6% Cash, Due 6/14	138,659	118,807	130,339
KIK Custom Products Inc. Personal and Non Durable Consumer Products (Mfg. Only)	U.S. Term Loan (First Lien) — 2.6% Cash, Due 6/14	808,841	693,044	760,311
Kronos Incorporated Diversified/Conglomerate Service	Initial Term Loan (First Lien) — 5.5% Cash, Due 10/19	1,000,000	995,000	1,013,285
Kronos Worldwide, Inc. Chemicals, Plastics and Rubber	Initial Term Loan — 5.8% Cash, Due 6/18	1,462,500	1,440,000	1,480,781
La Paloma Generating Company, LLC Utilities	Loan (First-Lien) — 7.0% Cash, Due 8/17	1,970,000	1,870,500	1,967,538
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Tranche B Term Loan (Extending) — 2.8% Cash, Due 11/16	2,685,932	2,590,015	2,695,253
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Delayed Draw I Term Loan (Extending) — 2.8% Cash, Due 11/16	605,877	583,565	607,979
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B Loan — 4.5% Cash, Due 11/16	486,256	487,072	492,335
Longview Power, LLC Utilities	2017 Term Loan — 7.3% Cash, Due 10/17	864,582	763,880	627,539
Lord & Taylor Holdings LLC (LT Propco LLC) Retail Stores	Term Loan — 5.8% Cash, Due 1/19	330,619	320,619	334,494
LPL Holdings, Inc. Finance	Initial Tranche B Term Loan — 4.0% Cash, Due 3/19	1,985,000	1,975,000	2,007,331
Mackinaw Power Holdings, LLC Utilities	Loan — 1.8% Cash, Due 6/15	1,619,048	1,560,000	1,612,976
MCC Iowa LLC (Mediacom Broadband Group) Broadcasting and Entertainment	Tranche D-1 Term Loan — 2.0% Cash, Due 1/15	971,576	933,930	968,341
McJunkin Red Man Corporation Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.3% Cash, Due 11/19	997,500	987,500	1,004,981
MetroPCS Wireless, Inc. Telecommunications	Tranche B-3 Term Loan — 4.0% Cash, Due 3/18	1,960,058	1,950,158	1,968,114
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Term B Facility — 4.3% Cash, Due 2/18	351,453	357,170	354,015
Michaels Stores, Inc. Retail Stores	B-2 Term Loan — 4.8% Cash, Due 7/16	979,129	981,273	989,601
Michaels Stores, Inc. Retail Stores	B-3 Term Loan — 4.8% Cash, Due 7/16	1,653,327	1,611,787	1,671,009

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
MMH Media Holdings Inc. (fka MMH Partners, L.P.)(3) Printing and Publishing	Loan — 4.5% PIK, Due 7/14	$233,540	$474	$—
Munder Capital Management Finance	Incremental Term Loan — 6.0% Cash, Due 3/15	160,784	159,134	160,784
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.5% Cash, Due 11/19	1,000,000	992,500	1,002,500
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-1 Loan — 4.3% Cash, Due 10/17	430,714	430,714	435,693
Neiman Marcus Group Inc., The Retail Stores	Term Loan — 4.8% Cash, Due 5/18	3,000,000	2,992,500	3,008,700
Novelis, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.0% Cash, Due 3/17	1,478,731	1,491,712	1,495,182
NRG Energy, Inc. Utilities	Term Loan — 4.0% Cash, Due 7/18	985,000	982,513	997,253
Nuveen Investments, Inc. Finance	Extended First-Lien Term Loan — 5.8% Cash, Due 5/17	971,633	972,546	977,555
Nuveen Investments, Inc. Finance	Additional Extended First-Lien Term Loan — 5.8% Cash, Due 5/17	831,561	796,394	836,654
OSI Restaurant Partners, LLC Personal, Food and Miscellaneous Services	Term Loan — 4.8% Cash, Due 10/19	1,500,000	1,485,000	1,517,280
Oxbow Carbon LLC/Oxbow Calcining LLC Mining, Steel, Iron and Non-Precious Metals	Tranche B-1 Term Loan — 3.7% Cash, Due 5/16	522,173	525,545	523,282
Pantry, Inc., The Grocery	Term Loan — 5.8% Cash, Due 8/19	2,992,500	2,962,500	3,037,388
Party City Holdings Inc. Retail Stores	Term Loan — 5.8% Cash, Due 7/19	498,750	493,750	505,216
Penn National Gaming, Inc. Hotels, Motels, Inns, and Gaming	Term B Facility — 3.8% Cash, Due 7/18	1,196,978	1,196,978	1,202,496
PetCo Animal Supplies, Inc. Retail Stores	New Loan — 4.5% Cash, Due 11/17	3,449,798	3,449,798	3,481,226
Petroleum GEO-Services ASA/PGS Finance, Inc. Oil and Gas	Term Loan — 2.0% Cash, Due 6/15	1,568,444	1,548,839	1,578,443
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC) Healthcare, Education and Childcare	Term Loan — 6.3% Cash, Due 12/18	1,485,000	1,462,500	1,511,255
Pinnacle Foods Finance LLC Beverage, Food and Tobacco	Extended Initial Term Loan — 3.7% Cash, Due 10/16	4,808,417	4,721,906	4,841,427
Plains Exploration & Production Company Oil and Gas	7-Year Term Loan — 4.0% Cash, Due 11/19	750,000	746,250	754,223
PQ Corporation (fka Niagara Acquisition, Inc.) Chemicals, Plastics and Rubber	Term Loan B — 5.3% Cash, Due 5/17	2,000,000	1,985,000	2,014,030
Progressive Waste Solutions Ltd. Ecological	Term B Loan — 3.5% Cash, Due 10/19	750,000	746,250	756,563
QCE, LLC (Quiznos) Personal, Food and Miscellaneous Services	Term Loan — 9.0% Cash, Due 1/17	804,573	713,221	634,004

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.0% Cash, Due 10/14	$551,081	$426,761	$379,695
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.2% Cash, Due 8/17	490,000	490,000	493,151
Reynolds Group Holdings Inc. Containers, Packaging and Glass	U.S. Term Loan — 4.8% Cash, Due 9/18	2,149,613	2,149,613	2,177,568
RGIS Services, LLC Diversified/Conglomerate Service	Extended Initial Term Loan — 4.6% Cash, Due 10/16	2,027,202	1,953,687	2,042,406
Roundy's Supermarkets, Inc. Grocery	Tranche B Term Loan — 5.8% Cash, Due 2/19	2,977,500	2,932,500	2,808,631
Rovi Solutions Corporation/Rovi Guides, Inc. Electronics	Tranche B-2 Loan — 4.0% Cash, Due 3/19	496,250	493,750	495,940
RPI Finance Trust Healthcare, Education and Childcare	6.75 Year Term Loan (2012) — 3.5% Cash, Due 5/18	1,963,212	1,953,262	1,982,432
Sabre Inc. Leisure, Amusement, Motion Pictures, Entertainment	Non-Extended Initial Term Loan — 2.2% Cash, Due 9/14	558,504	364,432	559,238
SBA Senior Finance II LLC Telecommunications	Term Loan — 3.8% Cash, Due 6/18	985,000	982,513	991,260
SBA Senior Finance II LLC Telecommunications	Incremental Tranche B Term Loan — 3.8% Cash, Due 9/19	250,000	249,375	251,536
Seaworld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.) Leisure, Amusement, Motion Pictures, Entertainment	Term B Loan — 4.0% Cash, Due 8/17	962,599	950,109	971,349
Select Medical Corporation Healthcare, Education and Childcare	Tranche B Term Loan — 5.5% Cash, Due 6/18	4,925,000	4,875,250	4,958,244
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Term B-1 Delay Draw Loan — 1.8% Cash, Due 3/14	445,020	435,640	446,967
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Term B-2 Delay Draw Loan — 1.8% Cash, Due 3/14	1,607,287	1,573,435	1,614,319
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Term B-3 Delay Draw Loan — 1.8% Cash, Due 3/14	582,996	566,126	585,547
Sensata Technology BV/Sensata Technology Finance Company, LLC Electronics	Term Loan — 3.8% Cash, Due 5/18	1,970,000	1,955,075	1,983,544
Serena Software, Inc. Electronics	2016 Term Loan (Extended) — 4.2% Cash, Due 3/16	2,000,000	1,992,500	2,010,000
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 4.0% Cash, Due 10/16	989,594	979,594	997,011
Six Flags Theme Parks, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Tranche B Term Loan — 4.0% Cash, Due 12/18	1,692,406	1,713,031	1,702,526
Solvest, Ltd. (Dole) Farming and Agriculture	Tranche C-2 Term Loan — 5.0% Cash, Due 7/18	616,922	612,071	618,656
Sorenson Communications, Inc. Electronics	Tranche C Term Loan — 6.0% Cash, Due 8/13	4,246,700	4,051,840	4,179,687

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems,Inc and Onex Wind Finance LP.) Aerospace and Defense	Term B Loan — 3.8% Cash, Due 4/19	$2,481,250	$2,468,750	$2,501,410
SRAM, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (First Lien) — 4.8% Cash, Due 6/18	885,868	880,996	888,082
SS&C Technologies, Inc.,/Sunshine Acquisition II, Inc. Electronics	Funded Term B-1 Loan — 5.0% Cash, Due 6/19	827,276	818,214	840,202
SS&C Technologies, Inc.,/Sunshine Acquisition II, Inc. Electronics	Funded Term B-2 Loan — 5.0% Cash, Due 6/19	85,580	84,643	86,917
Sun Products Corporation., The (fka Huish Detergents Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	Tranche B Term Loan (First Lien) — 2.2% Cash, Due 4/14	2,390,202	2,291,311	2,345,385
SunCoke Energy, Inc. Mining, Steel, Iron and Non-Precious Metals	Tranche B Term Loan — 4.0% Cash, Due 7/18	246,868	241,880	247,485
SunGard Data Systems Inc (Solar Capital Corp.) Electronics	Tranche C Term Loan — 4.0% Cash, Due 2/17	2,720,982	2,662,533	2,740,519
Telesat Canada Telecommunications	U.S. Term B Loan — 4.3% Cash, Due 3/19	995,000	990,000	1,004,701
TPF Generation Holdings, LLC Utilities	Synthetic LC Deposit (First Lien) — 2.3% Cash, Due 12/13	193,223	184,748	193,706
TransDigm Inc. Aerospace and Defense	Tranche B-1 Term Loan — 4.0% Cash, Due 2/17	1,964,925	1,964,925	1,979,219
Trinseo Materials Operating S.C.A. (fka Styron S.A.R.L) Chemicals, Plastics and Rubber	Term Loan — 8.0% Cash, Due 8/17	1,756,662	1,589,631	1,717,418
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	Closing Date Term Loan — 4.3% Cash, Due 2/18	1,563,571	1,538,036	1,582,147
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	Delayed Draw Term Loan — 4.3% Cash, Due 2/18	426,429	419,464	431,495
Tube City IMS Corporation Mining, Steel, Iron and Non-Precious Metals	Term Loan — 5.8% Cash, Due 3/19	3,970,000	3,930,000	4,018,394
TW Telecom Holdings Inc. (fka Time Warner Telecom Holdings Inc.) Telecommunications	Term Loan B-2 — 3.5% Cash, Due 12/16	2,426,572	2,433,721	2,444,262
TWCC Holding Corp. Broadcasting and Entertainment	Term Loan — 4.3% Cash, Due 2/17	3,325,061	3,325,061	3,366,624
United Air Lines, Inc. Personal Transportation	Tranche B Loan — 2.3% Cash, Due 2/14	2,445,033	2,435,726	2,447,588
Univar Inc. Chemicals, Plastics and Rubber	Term B Loan — 5.0% Cash, Due 6/17	3,190,103	3,197,161	3,185,573
Universal Health Services, Inc. Healthcare, Education and Childcare	Tranche B Term Loan 2011 — 3.8% Cash, Due 11/16	466,188	480,581	469,880
Univision Communications Inc. Broadcasting and Entertainment	Extended First-Lien Term Loan — 4.5% Cash, Due 3/17	3,331,956	3,248,600	3,283,543
Valleycrest Companies LLC (VCC Holdco II Inc.) Diversified/Conglomerate Service	Tranche A Extended Term Loan — 8.0% Cash, Due 10/16	1,797,220	1,760,625	1,792,727

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Electronics	Tranche B Term Loan — 3.8% Cash, Due 3/19	$992,500	$987,500	$994,361
Vertafore, Inc. Electronics	Term Loan (First Lien) — 5.3% Cash, Due 7/16	980,009	980,009	990,221
Walter Energy, Inc. (f/k/a Walter Industries, Inc.) Mining, Steel, Iron and Non-Precious Metals	B Term Loan — 5.8% Cash, Due 4/18	2,499,441	2,480,121	2,519,749
Warner Chilcott Company, LLC Healthcare, Education and Childcare	Term B-2 Loan — 4.3% Cash, Due 3/18	191,353	191,353	193,367
Warner Chilcott Corporation Healthcare, Education and Childcare	Term B-1 Loan — 4.3% Cash, Due 3/18	382,706	382,706	386,734
Warner Chilcott Corporation Healthcare, Education and Childcare	Additional Term B-1 Loan — 4.3% Cash, Due 3/18	145,341	145,341	146,870
WC Luxco S.A.R.L. (Warner Chilcott) Healthcare, Education and Childcare	Term B-3 Loan — 4.3% Cash, Due 3/18	263,110	263,110	265,879
Weight Watchers International, Inc. Beverage, Food and Tobacco	Term F Loan — 4.0% Cash, Due 3/19	992,500	982,500	1,001,517
Wendy's International, Inc Personal, Food and Miscellaneous Services	Term Loan — 4.8% Cash, Due 5/19	1,995,000	1,975,000	2,019,938
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 4.5% Cash, Due 12/19	1,000,000	990,000	1,007,085
West Corporation Diversified/Conglomerate Service	Term B-4 Loan — 5.5% Cash, Due 7/16	1,529,677	1,537,167	1,554,855
West Corporation Diversified/Conglomerate Service	Term B-5 Loan — 5.5% Cash, Due 7/16	537,653	541,605	546,503
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/17	1,995,000	1,975,000	2,039,888
WMG Acquisitions Corp. Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 5.3% Cash, Due 11/18	500,000	495,000	507,033
Wolverine World Wide, Inc. Textiles and Leather	Tranche B Term Loan — 4.0% Cash, Due 7/19	694,687	687,187	701,200
Yankee Candle Company, Inc., The Retail Stores	Initial Term Loan — 5.3% Cash, Due 4/19	3,610,345	3,570,345	3,653,795
Total Investment in Debt Securities		$292,826,736	$287,730,117	$291,720,614

See accompanying notes to the financial statements.

Equity Securities Portfolio

Portfolio Company/ Principal Business	Equity Investment	Shares	Cost	Fair Value
MMH Media Holdings Inc. (fka MMH Partners, L.P.)(2) Healthcare, Education and Childcare	Common Stock	5,120	$—	$—
International Architectural Products, Inc.(2) Mining, Steel, Iron and Non-Precious Metals	Common Stock	823	—	329
Metro-Goldwyn-Mayer Inc.(2) Leisure, Amusement, Motion Pictures, Entertainment	Class A Common Stock	53,069	—	2,023,256
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(2) Printing and Publishing	Common Stock	877	—	337,551
Total Investment in Equity Securities			$—	$2,361,136

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Fair Value
APID 2007-5A(1) CLO Equity	Floating – 04/2021 – D – 03761XAG5	$1,000,000	$655,266	$805,881
HLCNL 2007-2A(1) CLO Equity	Floating – 04/2021 – D – 40537AAA3	3,000,000	1,973,011	2,443,465
MACCL 2007-1A(1) CLO Equity	Floating – 07/2023 – B1L – 55265AAL5	2,000,000	1,374,001	1,590,684
MDPK 2007-4A(1) CLO Equity	Floating – 03/2021 – D – 55817UAF7	2,000,000	1,329,842	1,666,354
NAVIG 2007-2A(1) CLO Equity	Floating – 04/2021 – D – 63937HAD0	3,000,000	2,062,998	2,464,196
TRAL 2007-1A(1) CLO Equity	Floating – 04/2022 – C – 89288BAG6	3,000,000	2,023,956	2,396,299
TRAL 2007-1A(1) CLO Equity	Floating – 04/2022 – D – 89288AAA1	1,000,000	666,854	830,523
ROSED I-A(1) CLO Equity	Floating – 07/2021 – B – 77732WAE2	2,000,000	1,553,529	1,807,738
GALXY 2006-6X(1) CLO Equity	Floating – 06/2018 – B – USG25803AC46	1,500,000	1,241,003	1,398,266
GOLDK 2007-2A(1) CLO Equity	Floating – 04/2019 – B – 381096AB2	1,000,000	812,174	917,623
Total Investment in CLO Equity Securities		19,500,000	13,692,634	16,321,029
Total Investments		$312,326,736	$301,422,751	$310,402,779

(1)	Investment in a Collateralized Loan Obligation Fund
(2)	Equity investment in common stock
(3)	Loan on non-accrual status
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

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

On January 23, 2008, the Fund sold $323.9 million of notes or debt securities, consisting of the Class A-1L Floating Rate Notes, the Class A-2L Floating Rate Notes, the Class A-3L Floating Rate Notes, the Class B-1L Floating Rate Notes, the Class B-2L Floating Rate Notes (the “Class B-2L Notes”) and the preferred shares. The notes were issued pursuant to an indenture, dated January 23, 2008 (the “Indenture”), with U.S. Bank National Association servicing as the trustee thereunder. KCAP Financial, Inc. (“KCAP Financial”) owns all of the preferred shares and Class B-2L Notes of Katonah 2007-I CLO LTD. The Fund’s defined investment period ends on April 22, 2014. Following the defined investment period, proceeds from principal payments in the investment portfolio of the Fund will be used to pay down its outstanding notes, starting with Class A notes.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Combination

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

All of the investments held and notes issued by the Fund are presented at fair value in the Fund’s Statement of Net Assets.

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

The Manager’s valuation methodology and procedures for investments held by the Fund are generally as follows:

1.	For any asset which is also held by KCAP Financial on the applicable date, the KCAP Financial fair value mark as of such applicable date is used.
2.	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include whether the quote is from a transaction or is a broker quote, the date and aging of such quote, whether the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by the Manager’s management within the framework of ASC 820-10.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

3.	If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Manager’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team. Generally, such fair values are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and or industry when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.
4.	Preliminary valuation conclusions are discussed and documented by the Manager’s management.
5.	Illiquid loans, junior and mezzanine securities and investments in other CLO bonds are fair valued using models developed by the Manager’s management with applicable market assumptions.
6.	The Manager’s management discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon any applicable independent pricing service, input of management, and estimates from independent valuation firms (if any).

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

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Management Fees.  The Fund is externally managed by the Manager pursuant to the Collateral Management Agreement. As compensation for the performance of its obligations under the Collateral Management Agreement, the Manager is entitled to receive from the Fund a senior collateral management fee (the “Senior Collateral Management Fee”), a subordinated collateral management fee (the “Subordinated Collateral Management Fee”) and an incentive collateral management fee (the “Incentive Collateral Management Fee”).The Senior Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Fund (the “Priority of Payments”)) in an amount equal to 0.10% per annum of the aggregate principal amount of the Fund’s investments. The Subordinated Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.15% per annum of the aggregate principal amount of the Fund’s investments. The Incentive Collateral Management Fee equals 20% of the amount of interest and principal payments remaining available for distribution to the holders of the Fund’s preferred shares under the Priority of Payments at which the Incentive Collateral Management Fee may be paid. For the years ended December 31, 2013 and 2012, there were no Incentive Fees incurred by the Fund.

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

3. INVESTMENTS

The investments held by the Fund are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of the Fund’s portfolio, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. The investments mature at various dates between 2013 and 2023, pay interest at Libor or Prime plus a spread of up to 8.5%, and typically range in credit rating categories from BBB down to unrated. Non-accrual loans represented less than 1% of investments at fair value as of December 31, 2013 and December 31, 2012. The aggregate unpaid principal value of loans past due as of December 31, 2013 and December 31, 2012 was approximately $1.7 million and $486,000, respectively and the difference between fair value and the unpaid principal balance was approximately $259,000 and $300,000, respectively. The Fund’s investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

The debt issued by the Fund has a stated maturity date of April 23, 2022. The Fund’s debt was issued in various tranches with different risk profiles and ratings. The interest rates are variable rates based on Libor plus a pre-defined spread, which varies from 0.85% for the more senior tranches to 5% for the more subordinated tranches. The debt issued by the Fund is recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the liabilities, taking into account the overall credit quality of the issuers and the Manager’s past experience in managing similar securities. Market yields, default rates and recovery rates used in the Manager’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the liabilities may be adversely affected. Once the undiscounted cash flows of the collateral assets have been determined, the Manager applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.

The carrying value of investments held and debt issued by the Fund is also their fair value. The following tables present the fair value hierarchy levels of investments held and debt issued by the Fund, which are measured at fair value as of December 31, 2013 and December 31, 2012:

	December 31, 2013
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$310,427,788	—	—	$310,427,788
Liabilities:
CLO Fund Liabilities	$314,549,615	—	—	$314,549,615

The following tables show a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

For the year ended December 31, 2013
Beginning balance	$310,402,779
Transfers to Level 3	—
Transfers from Level 3	—
Purchase of investments	116,281,142
Proceeds from sale and redemption of investments	(117,165,606)
Net Realized and Unrealized gains/(losses)	909,473
Ending balance	$310,427,788
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	(2,866,419)

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

For the year ended December 31, 2012
Beginning balance	$295,366,900
Transfers to Level 3	—
Transfers from Level 3	—
Purchase of investments	99,934,361
Proceeds from sale and redemption of investments	(101,592,892)
Net Realized and Unrealized gains/(losses)	16,364,401
Ending balance	$310,402,779
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	12,041,723

As of December 31, 2013, the Manager’s Level 3 portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	8,687,674	Income Approach	Implied Effective Discount Rate	2.42% – 3.55%
	283,656,172	Market Quote	Option	0.39%
			Third-Party Bid-Ask Mid	43.7% – 110.5%
CLO Fund Securities	18,123,734	Market Quote	Third-Party Bid	87.35% – 96.88%
		Discounted Cash Flow	Discount Rate	1.76% – 5.58%

The following tables show a reconciliation of the beginning and ending fair value measurements for Level 3 liabilities using significant unobservable inputs:

For the year ended December 31, 2013
Beginning balance	$310,470,318
Prepayments, amortization, net	—
Unrealized appreciation/(depreciation)	4,079,297
Ending balance	$314,549,615
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$4,079,297

For the year ended December 31, 2012
Beginning balance	$281,012,951
Prepayments, amortization, net	—
Unrealized appreciation/(depreciation)	29,457,367
Ending balance	$310,470,318
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$29,457,367

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

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

The Fund’s debt is presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of the Fund’s debt is approximately $324 million as of both December 31, 2013 and December 31, 2012.

The Manager has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the Fund’s Statement of net Assets, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as they are mandatorily redeemable upon liquidation or termination of the Fund.

4. INCOME TAXES

Under the current laws, the Fund is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Fund adopted the provisions of Financial Accounting Standards Board (“FASB”) relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. As of December 31, 2013 and December 31,2012, there was no impact to the financial statements as a result of the Fund’s accounting for uncertainty in income taxes. The Fund does not have any unrecognized tax benefits or liabilities for the years ended December 31, 2013 or December 31, 2012. Also, the Fund recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Fund for the years ended December 31, 2013 and December 31, 2012.

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

5. DEBT

On January 23, 2008, the Fund issued $323.9 million of notes or debt securities, consisting of the Class A-1L Floating Rate Notes, the Class A-2L Floating Rate Notes, the Class A-3L Floating Rate Notes, the Class B-1L Floating Rate Notes, the Class B-2L Floating Rate Notes and the preferred shares. The notes were issued pursuant to the Indenture.

The table below sets forth certain information for each outstanding class of debt securities issued pursuant to the Indenture.

Title of Debt Security	Principal Amount	Amount Outstanding	Interest Rate	Maturity	Fair Value
Class A-1L Floating Rate Notes	$227,000,000	$227,000,000	LIBOR + 0.85%	April 23, 2022	$222,899,115
Class A-2L Floating Rate Notes	$26,000,000	$26,000,000	LIBOR + 1.50%	April 23, 2022	$25,636,801
Class A-3L Floating Rate Notes	$18,000,000	$18,000,000	LIBOR + 2.00%	April 23, 2022	$17,648,012
Class B-1L Floating Rate Notes	$11,000,000	$11,000,000	LIBOR + 3.00%	April 23, 2022	$10,867,306
Class B-2L Floating Rate Notes	$10,500,000	$10,500,000	LIBOR + 5.00%	April 23, 2022	$9,740,000
Preferred Shares	$31,411,736	$31,411,736	N/A	April 23, 2022	$27,758,973

6. COMMITMENTS AND CONTINGENCIES

The Fund had commitments of approximately $2.8 million to fund investments investment as of December 31, 2013. Of this amount approximately $2.5 million was unfunded. The Fund had no commitments to fund investments as of December 31, 2012.

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

8. SUBSEQUENT EVENTS

The Manager has evaluated events or transactions that have occurred since December 31, 2013 through March 12, 2014 the date the financial statements were available for issuance. The Manager has determined that there are no material events that would require the disclosure in the financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of
KCAP Financial, Inc.

We have audited the accompanying financial statements of Katonah X CLO Ltd., which comprise the statement of net assets as of December 31, 2013, and the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katonah X CLO Ltd. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2014

KATONAH X CLO LTD.

STATEMENT OF NET ASSETS

As of December 31, 2013
ASSETS
Investments at fair value:
Debt securities	$392,391,636
Equity securities	1,528,067
CLO equity securities	14,779,111
Total investments at fair value	408,698,814
Restricted cash of CLO Funds	26,050,568
Accrued interest receivable	1,050,529
Total assets	$435,799,911
LIABILITIES
CLO Fund liabilities at fair value	$416,405,403
Accrued interest payable	982,197
Accounts payable and accrued expenses	413,101
Total liabilities	417,800,701
NET ASSETS
Total Net Assets	$17,999,210

See accompanying notes to the financial statements.

KATONAH X CLO LTD.

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2013
Income
Interest income from investments	$18,286,805
Interest income from cash and time deposits	1,068
Other income	1,091,657
Total income	19,379,530
Expenses
Interest expense	14,887,931
Management fees	3,596,358
Trustee fees	134,118
Professional fees	164,926
Administrative and other	74,512
Total expenses	18,857,845
Net realized and unrealized losses	(7,769,927)
Decrease in net assets resulting from operations	$(7,248,242)

See accompanying notes to the financial statements.

KATONAH X CLO LTD.

STATEMENT OF CHANGES IN NET ASSETS

Net Assets
Balance at January 1, 2012	$25,247,451
Decrease in net assets resulting from operations	(7,248,242)
Balance at December 31, 2013	$17,999,209

See accompanying notes to the financial statements.

KATONAH X CLO LTD.

STATEMENT OF CASH FLOWS

Year Ended December 31, 2013
OPERATING ACTIVITIES:
Decrease in net assets resulting from operations	$(7,248,242)
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in realized and unrealized loss on investments	834,721
Change in unrealized loss on debt	6,935,207
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	211,704
Increase in accounts payable and accrued expenses	109,555
Decrease in receivable for open trades	942,875
Decrease in payable for open trades	(12,790,245)
Decrease in accrued interest payable	(579,274)
Purchase of investments	(99,242,299)
Sale of investments	1,848,904
Proceeds from sale and redemption of investments	162,109,010
Net cash provided by operating activities	53,131,916
Financing Activities:
Repayments of Debt	(53,195,649)
CHANGE IN CASH	(63,733)
CASH, BEGINNING OF YEAR	26,114,301
CASH, END OF YEAR	$26,050,568
Supplemental Information:
Interest Paid	$15,467,205

See accompanying notes to the financial statements.

Katonah X CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2013

Debt Securities Portfolio

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Acosta, Inc. Grocery	Term B Loan (2013) — 4.3% Cash, Due 3/18	$1,952,139	$1,952,139	$1,968,245
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	495,000	491,250	490,050
Advantage Sales & Marketing Inc. Grocery	2013 Term Loan (First Lien) — 4.3% Cash, Due 12/17	970,202	974,538	976,023
AES Corporation, The Utilities	2013 Other Term Loan — 3.8% Cash, Due 6/18	2,281,596	2,281,596	2,299,667
Affinia Group Inc. Automobile	Tranche B-1 Term Loan — 3.5% Cash, Due 4/16	995,000	992,500	1,000,572
Alaska Communications Systems Holdings, Inc. Telecommunications	Term Loan — 6.3% Cash, Due 10/16	3,881,158	3,850,807	3,879,994
Alere Inc. (fka IM US Holdings, LLC) Healthcare, Education and Childcare	B Term Loan — 4.3% Cash, Due 6/17	977,500	972,513	985,955
Allison Transmission, Inc. Automobile	New Term B-2 Loan — 3.2% Cash, Due 8/17	408,912	407,020	411,341
Allison Transmission, Inc. Automobile	Term B-3 Loan — 3.8% Cash, Due 8/19	2,706,263	2,630,403	2,722,338
Alpha Topco Limited Leisure, Amusement, Motion Pictures, Entertainment	New Facility B (USD) — 4.5% Cash, Due 4/19	3,439,099	3,420,343	3,480,179
Altegrity, Inc (f/k/a US Investigations Services, Inc.) Diversified/Conglomerate Service	Term Loan — 4.8% Cash, Due 2/15	1,194,224	1,149,901	1,170,339
Aptalis Pharma Inc. (Aptalis Pharma Canada Inc.) Healthcare, Education and Childcare	Term B Loan Retired 01/31/2014 — 6.0% Cash, Due 10/20	1,461,338	1,446,388	1,489,958
Aramark Corporation Diversified/Conglomerate Service	LC-2 Facility — 1.8% Cash, Due 7/16	178,433	179,046	179,124
Aramark Corporation Diversified/Conglomerate Service	LC-3 Facility — 1.8% Cash, Due 7/16	99,056	98,174	99,305
Aramark Corporation Diversified/Conglomerate Service	U.S. Term B Loan (Extending) — 3.7% Cash, Due 7/16	1,844,832	1,858,236	1,851,981
Aramark Corporation Diversified/Conglomerate Service	U.S. Term C Loan — 3.7% Cash, Due 7/16	2,229,627	2,216,177	2,235,201
Armored AutoGroup Inc. (fka Viking Acquisition Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	New Term Loan — 6.0% Cash, Due 11/16	1,455,000	1,455,000	1,462,282
Armstrong World Industries, Inc.(4) Buildings and Real Estate(4)	Term Loan A — 2.7% Cash, Due 3/18	5,000,000	5,025,000	5,003,125
Aspect Software, Inc. Electronics	Tranche B Term Loan — 7.0% Cash, Due 5/16	475,696	480,071	478,224
Asurion, LLC (fka Asurion Corporation) Insurance	Incremental Tranche B-1 Term Loan — 4.5% Cash, Due 5/19	990,000	995,000	991,584
Aurora Diagnostics, LLC Healthcare, Education and Childcare	Tranche B Term Loan — 6.8% Cash, Due 5/16	911,111	911,538	851,037
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.0% Cash, Due 3/19	3,387,243	3,337,243	3,388,513

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Axalta Coating Systems Dutch Holding B B.V. (Axalta Coating Systems U.S. Holdings, Inc.) Chemicals, Plastics and Rubber	Initial Term B Loan Retired 02/03/2014 — 4.8% Cash, Due 2/20	$1,985,000	$2,015,000	$2,002,270
Berry Plastics Corporation Containers, Packaging and Glass	Term C Loan Retired 01/06/2014 — 2.2% Cash, Due 1/14	2,845,333	2,690,439	2,846,912
Biomet, Inc. Healthcare, Education and Childcare	Dollar Term B-2 Loan — 3.7% Cash, Due 7/17	3,835,013	3,830,140	3,864,178
Burger King Corporation Personal, Food and Miscellaneous Services	Tranche B Term Loan (2012) — 3.8% Cash, Due 9/19	4,888,125	4,875,750	4,917,307
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-2 Loan — 4.3% Cash, Due 2/17	2,592,000	2,562,375	2,619,540
BWay Holding Company Containers, Packaging and Glass	Initial Term Loan — 4.5% Cash, Due 8/17	1,980,000	1,970,000	1,994,543
Calpine Corporation Utilities	Term Loan (3/11) — 4.0% Cash, Due 4/18	2,917,500	2,917,500	2,942,751
Calpine Corporation Utilities	Term Loan (6/11) — 4.0% Cash, Due 4/18	2,925,000	2,902,613	2,950,316
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	2,640,878	2,603,028	2,660,685
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan — 3.5% Cash, Due 8/18	1,592,058	1,582,083	1,595,051
Catalina Marketing Corporation Printing and Publishing	Initial Term Loan — 5.3% Cash, Due 10/20	3,396,687	3,294,490	3,448,708
CBRE Services, Inc. (fka CB Richard Ellis Services, Inc.).(4) Buildings and Real Estate(4)	Tranche B Term Loan — 2.9% Cash, Due 3/21	2,382,000	2,352,150	2,395,399
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C-2 Commitment — 2.2% Cash, Due 10/16	1,717,927	1,736,157	1,740,363
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/19	2,947,500	2,917,500	2,957,020
Charter Communications Operating, LLC Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 12/20	2,502,756	2,515,066	2,488,290
Chrysler Group LLC Automobile	Term Loan B — 3.5% Cash, Due 5/17	3,414,944	3,170,994	3,444,107
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	2017 Term E Loan — 3.7% Cash, Due 1/17	3,028,681	2,988,440	3,056,832
CoActive Technologies LLC (fka CoActive Technologies, Inc.) Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan (First Lien) — 3.0% Cash, 2.8% PIK, Due 7/14	1,922,375	1,635,604	1,797,420
Colfax Corporation Diversified/Conglomerate Manufacturing	2013 Replacement Term A-1 Loan — 1.9% Cash, Due 11/18	3,000,000	3,007,500	3,005,625
Commscope, Inc. Electronics	Tranche 3 Term Loan — 2.7% Cash, Due 1/17	349,125	347,140	350,724
Commscope, Inc. Electronics	Tranche 4 Term Loan — 3.3% Cash, Due 1/18	523,688	520,710	526,468
Covanta Energy Corporation Ecological	Term Loan — 3.5% Cash, Due 3/19	1,965,000	1,955,000	1,984,650

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.) Aerospace and Defense	Term B Loan — 5.0% Cash, Due 2/17	$924,500	$933,163	$931,434
Cricket Communications, Inc. Telecommunications	B Term Loan — 4.8% Cash, Due 10/19	1,980,000	1,980,625	1,989,900
Crown Castle Operating Company(4) Buildings and Real Estate(4)	Non-Extended Incremental Tranche B Term Loan — 3.3% Cash, Due 1/21	2,940,294	2,910,294	2,950,555
David's Bridal, Inc. Retail Stores	Initial Term Loan — 5.0% Cash, Due 10/19	495,000	490,000	497,787
DaVita HealthCare Partners Inc. (fka DaVita Inc.) Healthcare, Education and Childcare	Tranche A Term Loan — 2.9% Cash, Due 10/15	2,400,000	2,415,134	2,409,756
DaVita HealthCare Partners Inc. (fka DaVita Inc.) Healthcare, Education and Childcare	Tranche B Term Loan — 4.5% Cash, Due 10/16	1,940,000	1,961,196	1,956,248
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Tranche B Term Loan — 2.2% Cash, Due 4/16	461,419	456,587	463,288
Del Monte Foods Company Beverage, Food and Tobacco	Initial Term Loan — 4.0% Cash, Due 3/18	5,578,776	5,563,851	5,606,642
Delphi Corporation Automobile	Trache A Term Loan — 1.4% Cash, Due 3/18	4,906,250	4,931,250	4,904,410
DineEquity, Inc. Personal, Food and Miscellaneous Services	Term B-2 Loan — 3.8% Cash, Due 10/17	291,528	291,528	293,093
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 5.0% Cash, Due 5/18	5,281,013	5,226,294	5,193,876
Ducommun Incorporated Aerospace and Defense	Term B-1 Loan — 4.8% Cash, Due 6/17	698,026	688,076	703,262
Dunkin' Brands, Inc. Personal, Food and Miscellaneous Services	Term B-3 Loan — 3.8% Cash, Due 2/20	3,796,679	3,659,001	3,814,467
Education Management LLC Healthcare, Education and Childcare	Tranche C-2 Term Loan — 4.3% Cash, Due 6/16	3,646,433	3,576,553	3,510,074
Emdeon Inc. Electronics	Term B-2 Loan — 3.8% Cash, Due 11/18	1,472,634	1,457,634	1,477,700
Endo Health Solutions Inc. (fka Endo Pharmaceuticals Holdings Inc.) Healthcare, Education and Childcare	2018 Term A Loan — 1.9% Cash, Due 3/18	3,850,000	3,855,000	3,847,113
Endo Health Solutions Inc. (fka Endo Pharmaceuticals Holdings Inc.) Healthcare, Education and Childcare	Term Loan B 2011 — 4.0% Cash, Due 6/18	86,500	86,500	86,778
Epicor Software Corporation (fka Eagle Parent Inc.) Electronics	Term B-1 Loan Retired 01/17/2014 — 4.5% Cash, Due 5/18	4,815,586	4,763,318	4,846,286
EquiPower Resources Holdings, LLC Utilities	Term B Advance (First Lien) — 4.3% Cash, Due 12/18	1,463,010	1,440,510	1,471,240
Essential Power, LLC Utilities	Term Loan — 4.3% Cash, Due 8/19	952,196	937,196	923,630
Federal-Mogul Corporation Automobile	Tranche B Term Loan — 2.1% Cash, Due 12/14	1,867,469	1,804,472	1,848,505

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Federal-Mogul Corporation Automobile	Tranche C Term Loan — 2.1% Cash, Due 12/15	$327,819	$320,705	$324,490
Fidelity National Information Services, Inc. Electronics	Term A-4 Loan — 1.7% Cash, Due 3/17	8,981,052	8,971,899	9,003,504
Generac Power Systems, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan B — 3.5% Cash, Due 5/20	1,741,192	1,723,692	1,746,633
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	748,295	746,420	746,735
Gentiva Health Services, Inc. Healthcare, Education and Childcare	Initial Term B Loan — 6.5% Cash, Due 10/19	1,696,118	1,696,118	1,681,286
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,970,000	2,940,000	2,778,287
Graceway Pharmaceuticals, LLC(3) Healthcare, Education and Childcare	Term B Loan (First Lien) Sold Out 09/28/2012 — 7.0% Cash, Due 5/12	19,554	20,500	21,608
Grifols Inc. Healthcare, Education and Childcare	New U.S. Tranche B Term Loan — 4.3% Cash, Due 6/17	969,247	959,297	976,865
Gymboree Corporation., The Retail Stores	Term Loan — 5.0% Cash, Due 2/18	937,929	937,929	879,309
Hamilton Lane Advisors, L.L.C. Finance	Loan — 5.3% Cash, Due 2/18	1,725,814	1,705,814	1,738,757
Harlan Laboratories, Inc. (fka Harlan Sprague Dawley, Inc.) Healthcare, Education and Childcare	Term Loan — 5.8% Cash, Due 7/14	3,401,830	3,025,671	3,061,647
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	9.500% – 05/2015 – 412690AB5 — 9.5% Cash, Due 5/15	816,000	776,000	820,896
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Floating – 05/2015 – 412690AA7 — 6.0% Cash, Due 5/15	1,000,000	850,000	1,000,000
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.5% Cash, Due 6/17	1,743,194	1,480,416	1,761,715
HCA Inc. Healthcare, Education and Childcare	Tranche B-4 Term Loan — 3.0% Cash, Due 5/18	1,528,943	1,531,020	1,531,650
HCA Inc. Healthcare, Education and Childcare	Tranche B-5 Term Loan — 2.9% Cash, Due 3/17	2,230,173	2,233,202	2,233,886
HCR ManorCare, Inc. (fka HCR Healthcare, LLC) Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	972,500	962,575	959,736
Health Management Associates, Inc. Healthcare, Education and Childcare	Replacement B Term Loan Retired 01/27/2014 — 3.5% Cash, Due 11/18	1,929,875	1,909,875	1,932,635
Hertz Corporation, The Personal Transportation	Tranche B-2 Term Loan — 3.0% Cash, Due 3/18	2,917,950	2,903,063	2,920,007
Hillman Group, Inc., The Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 3.8% Cash, Due 5/17	965,555	970,327	971,889
Hubbard Radio, LLC Broadcasting and Entertainment	Tranche 1 Term Loan — 4.5% Cash, Due 4/19	1,708,522	1,726,022	1,720,627

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Huntsman International LLC Chemicals, Plastics and Rubber	Extended Term B Loan — 2.7% Cash, Due 4/17	$6,722,670	$6,531,685	$6,738,099
Huntsman International LLC Chemicals, Plastics and Rubber	Series 2 Extended Term B Dollar Loan — 3.2% Cash, Due 4/17	1,008,768	993,993	1,011,083
IAP Worldwide Services, Inc.(3) Aerospace and Defense	Term Loan (Second Lien) — 8.3% Cash, 8.5% PIK, Due 6/16	1,830,193	1,828,818	54,906
Ina Beteiligungsgesellschaft Mit Beschrankter Haftung (fka Schaeffler AG) Automobile	Facility C (USD) — 4.3% Cash, Due 1/17	5,500,000	5,596,250	5,556,128
Ineos US Finance LLC Chemicals, Plastics and Rubber	Cash Dollar Term Loan — 4.0% Cash, Due 5/18	2,951,341	2,906,341	2,966,717
Ineos US Finance LLC Chemicals, Plastics and Rubber	Short-Dated Cash Dollar Term Loan — 2.2% Cash, Due 5/15	1,988,945	2,013,945	2,000,541
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-2 Term Loan Retired 01/02/2014 — 5.3% Cash, Due 4/18	2,447,816	2,467,194	2,459,798
Information Resources, Inc. (fka Symphonyiri Group, Inc.) Electronics	Term Loan — 4.8% Cash, Due 9/20	977,555	972,580	984,481
J. Crew Group, Inc. Retail Stores	Term B-1 Loan — 4.0% Cash, Due 3/18	4,875,000	4,875,000	4,911,538
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	New Tranche B Term Loan — 2.7% Cash, Due 3/18	3,021,204	3,035,350	3,025,222
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	1,950,300	1,940,350	1,951,470
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,945,060	1,935,135	1,954,367
KAR Auction Services, Inc. Automobile	Term Loan — 3.8% Cash, Due 5/17	4,717,489	4,760,787	4,747,704
Key Safety Systems, Inc. Automobile	Initial Term Loan — 4.8% Cash, Due 5/18	1,384,813	1,344,819	1,387,028
Kronos Incorporated Diversified/Conglomerate Service	Incremental Term Loan (First Lien) — 4.5% Cash, Due 10/19	2,969,029	2,972,779	3,000,589
Lamar Media Corp. Broadcasting and Entertainment	Term B Loan Retired 01/10/2014 — 4.0% Cash, Due 12/16	38,446	43,630	38,494
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B-1 Loan — 3.5% Cash, Due 8/20	965,107	966,738	970,338
Longview Power, LLC(3) Utilities	2017 Term Loan — 7.2% Cash, Due 10/17	3,266,083	2,866,341	1,673,867
Longview Power, LLC(3) Utilities	Synthetic L/C Term Loan — 7.2% Cash, Due 2/14	533,273	471,775	309,299
LPL Holdings, Inc. Finance	2013 Incremental Tranche B Term Loan — 3.3% Cash, Due 3/19	1,965,150	1,955,150	1,966,791
Mackinaw Power Holdings, LLC Utilities	Loan — 1.7% Cash, Due 6/15	2,050,733	2,003,197	2,030,226
MCC Iowa LLC (Mediacom Broadband Group) Broadcasting and Entertainment	Tranche D-1 Term Loan — 1.9% Cash, Due 1/15	1,822,034	1,787,650	1,815,202
MCC Iowa LLC (Mediacom Broadband Group) Broadcasting and Entertainment	Tranche D-2 Term Loan — 1.9% Cash, Due 1/15	2,419,553	2,428,724	2,410,480
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Term B Facility — 4.3% Cash, Due 2/18	337,225	342,942	337,495

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
MultiPlan, Inc. Healthcare, Education and Childcare	Term B-1 Loan — 4.0% Cash, Due 8/17	$2,317,571	$2,352,641	$2,336,401
Munder Capital Management Finance	Incremental Term Loan — 6.0% Cash, Due 3/15	26,425	23,125	26,623
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 2.9% Cash, Due 11/19	2,000,000	1,985,000	2,000,000
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-2 Loan — 3.5% Cash, Due 10/17	3,242,046	3,258,374	3,268,096.00
NEP/NCP Holdco, Inc. Broadcasting and Entertainment	Refinanced New Term Loan (First Lien) — 4.8% Cash, Due 1/20	2,970,000	2,970,000	2,986,706
Newsday, LLC Printing and Publishing	Term Loan — 3.7% Cash, Due 10/16	2,953,846	2,933,846	2,964,923
Novelis, Inc. Mining, Steel, Iron and Non-Precious Metals	Initial Term Loan — 3.8% Cash, Due 3/17	2,928,595	2,962,665	2,943,238
NPC International, Inc. Personal, Food and Miscellaneous Services	Term Loan (2013) — 4.0% Cash, Due 12/18	490,833	480,833	495,742
NRG Energy, Inc. Utilities	7.625% – 01/2018 – 629377BN1 — 4.0% Cash, Due 1/18	1,000,000	1,000,000	1,145,000
NRG Energy, Inc. Utilities	Term Loan (2013) — 2.8% Cash, Due 7/18	3,900,525	3,890,575	3,896,781
Nuveen Investments, Inc. Finance	Tranche B First-Lien Term Loan — 4.2% Cash, Due 5/17	1,803,194	1,732,805	1,798,686
Omnova Solutions, Inc. Chemicals, Plastics and Rubber	Term B-1 Loan — 4.3% Cash, Due 5/18	485,000	490,259	488,034
OSI Restaurant Partners, LLC Personal, Food and Miscellaneous Services	2013 Replacement Term Loan — 3.5% Cash, Due 10/19	1,870,000	1,850,000	1,874,441
Pantry, Inc., The Grocery	Term Loan — 4.8% Cash, Due 8/19	2,962,500	2,932,500	3,005,678
Party City Holdings Inc. Retail Stores	2013 Replacement Term Loan — 4.3% Cash, Due 7/19	493,763	488,763	496,656
PetCo Animal Supplies, Inc. Retail Stores	New Loans — 4.0% Cash, Due 11/17	3,404,798	3,404,798	3,427,423
PQ Corporation (fka Niagara Acquisition, Inc.) Chemicals, Plastics and Rubber	2013 Term Loan — 4.5% Cash, Due 8/17	2,970,000	2,947,500	2,995,616
Progressive Waste Solutions Ltd. Ecological	Term B Loan — 3.0% Cash, Due 10/19	742,500	738,750	744,820
QCE, LLC (Quiznos)(3) Personal, Food and Miscellaneous Services	Term Loan — 9.0% Cash, Due 1/17	3,172,238	2,793,987	1,386,268
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 2.7% Cash, Due 8/17	4,443,146	4,480,021	4,467,339
Remy International, Inc. Automobile	Term B Loan 2013 — 4.3% Cash, Due 3/20	947,029	954,454	954,728
Revlon Consumer Products Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Replacement Term Loan — 4.0% Cash, Due 11/17	843,750	838,775	850,344
Reynolds Group Holdings Inc. Containers, Packaging and Glass	Incremental U.S. Term Loan — 4.0% Cash, Due 12/18	2,841,300	2,841,300	2,871,318
RGIS Services, LLC Diversified/Conglomerate Service	Extended Initial Term Loan — 4.5% Cash, Due 10/16	2,442,714	2,318,713	2,404,546

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 10/17	$2,977,273	$3,011,023	$2,945,639
Roundy's Supermarkets, Inc. Grocery	Tranche B Term Loan — 5.8% Cash, Due 2/19	3,062,066	3,002,066	3,066,858
Rovi Solutions Corporation/Rovi Guides, Inc. Electronics	Tranche A-1 Loan — 2.7% Cash, Due 2/16	1,107,114	1,111,817	1,105,730
Rovi Solutions Corporation/Rovi Guides, Inc. Electronics	Tranche A-2 Loan — 2.4% Cash, Due 3/17	781,276	767,526	780,045
Rovi Solutions Corporation/Rovi Guides, Inc. Electronics	Tranche B-3 Term Loan — 3.5% Cash, Due 3/19	448,150	445,650	441,562
RPI Finance Trust Healthcare, Education and Childcare	Term B-2 Term Loan — 3.3% Cash, Due 5/18	3,860,522	3,840,622	3,883,454
SBA Senior Finance II LLC Telecommunications	Incremental Tranche B Term Loan Retired 02/07/2014 — 3.8% Cash, Due 9/19	91,643	91,018	92,368
SBA Senior Finance II LLC Telecommunications	Term Loan Retired 02/07/2014 — 3.8% Cash, Due 6/18	722,116	717,141	726,633
Seaworld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.) Leisure, Amusement, Motion Pictures, Entertainment	Term B-2 Loan — 3.0% Cash, Due 5/20	1,855,823	1,830,843	1,837,265
Select Medical Corporation Healthcare, Education and Childcare	Series C Tranche B Term Loan — 4.0% Cash, Due 6/18	2,274,479	2,224,729	2,284,441
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.0% Cash, Due 1/18	2,718,750	2,598,750	2,691,563
Sensata Technologies B.V./Sensata Technology Finance Company, LLC Electronics	Term Loan — 3.3% Cash, Due 5/19	680,567	670,617	687,492
Serena Software, Inc. Electronics	2016 Term Loan (Extended) — 4.2% Cash, Due 3/16	2,831,884	2,807,105	2,810,645
ServiceMaster Company, The Diversified/Conglomerate Service	Tranche C Term Loan — 4.3% Cash, Due 1/17	2,481,203	2,515,578	2,461,664
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 4/20	136,716	116,716	136,032
Six Flags Theme Parks, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Tranche B Term Loan — 3.5% Cash, Due 12/18	1,675,481	1,696,106	1,683,105
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems,Inc and Onex Wind Finance LP.) Aerospace and Defense	Term B Loan — 3.8% Cash, Due 4/19	3,438,750	3,421,250	3,461,858
SRAM, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (First Lien) — 4.0% Cash, Due 4/20	3,299,075	3,279,506	3,304,568
SS&C Technologies Holdings Europe S.A.R.L. Electronics	2013 Replacement Term B-2 Loan — 3.3% Cash, Due 6/19	265,900	268,149	266,772
SS&C Technologies, Inc.,/Sunshine Acquisition II, Inc. Electronics	2013 Replacement Term B-1 Loan — 3.3% Cash, Due 6/19	2,570,367	2,592,110	2,578,798
SunCoke Energy, Inc. Mining, Steel, Iron and Non-Precious Metals	Tranche B Term Loan — 4.0% Cash, Due 7/18	303,340	298,365	302,764

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
SunGard Data Systems Inc (Solar Capital Corp.) Electronics	Tranche E Term Loan — 4.0% Cash, Due 3/20	$6,989,880	$6,871,424	$7,046,673
SuperMedia Inc. (fka Idearc Inc.) Printing and Publishing	Loan — 11.6% Cash, Due 12/16	511,708	316,622	383,464
Telesat Canada Telecommunications	U.S. Term B-2 Loan — 3.5% Cash, Due 3/19	2,955,169	2,940,169	2,966,856
Tenneco Inc. Automobile	Tranche A Term Loan — 2.7% Cash, Due 3/17	3,650,000	3,650,000	3,654,563
Tesoro Corporation Oil and Gas	Initial Term Loan — 2.4% Cash, Due 5/16	198,750	198,750	199,660
Texas Competitive Electric Holdings Company, LLC (TXU) Utilities	2014 Term Loan (Non-Extending) — 3.7% Cash, Due 10/14	3,748,690	2,907,390	2,664,381
Toys 'R' Us-Delaware, Inc. Retail Stores	Initial Loan — 6.0% Cash, Due 9/16	1,902,743	1,911,493	1,726,054
TPF Generation Holdings, LLC Utilities	Term Loan — 4.8% Cash, Due 12/17	3,308,567	2,990,821	3,333,381
TransDigm Inc. Aerospace and Defense	Tranche C Term Loan — 3.8% Cash, Due 2/20	3,890,551	3,890,551	3,906,035
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.5% Cash, Due 3/20	777,877	770,020	789,350
TUI University, LLC Healthcare, Education and Childcare	Term Loan (First Lien) — 7.3% Cash, Due 10/14	411,933	372,562	403,695
TW Telecom Holdings Inc. (fka Time Warner Telecom Holdings Inc.) Telecommunications	Term Loan B Loan — 2.7% Cash, Due 4/20	3,813,269	3,824,590	3,813,288
TWCC Holding Corp. Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/17	4,300,575	4,300,575	4,323,067
U.S. Security Associates Holdings, Inc. Diversified/Conglomerate Service	Delayed Draw Loan — 6.0% Cash, Due 7/17	160,148	160,148	161,048
U.S. Security Associates Holdings, Inc. Diversified/Conglomerate Service	Term B Loan — 6.0% Cash, Due 7/17	818,172	809,823	822,775
Univar Inc. Chemicals, Plastics and Rubber	Term B Loan — 5.0% Cash, Due 6/17	5,435,165	5,447,313	5,401,575
Universal Health Services, Inc. Healthcare, Education and Childcare	Tranche B-1 Term Loan — 2.4% Cash, Due 11/16	1,031,250	1,074,432	1,035,762
Univision Communications Inc. Broadcasting and Entertainment	2013 Converted Extended First-Lien Term Loan — 4.5% Cash, Due 3/20	4,855,196	4,567,418	4,885,929
Valleycrest Companies LLC (VCC Holdco II Inc.) Diversified/Conglomerate Service	Initial Term Loan — 5.5% Cash, Due 6/19	3,299,311	3,229,612	3,324,056
Vertafore, Inc. Electronics	Term Loan (2013) — 4.3% Cash, Due 10/19	952,048	952,048	952,810
VFH Parent LLC Finance	Term Loan (2013) — 5.8% Cash, Due 11/19	998,333	1,013,308	1,007,483
VML US Finance LLC (aka Venetian Macau) Hotels, Motels, Inns, and Gaming	Term Loan US Dollar — 1.7% Cash, Due 11/16	3,675,250	3,647,686	3,659,630
Weight Watchers International, Inc. Beverage, Food and Tobacco	Initial Tranche B-1 Term Loan — 2.9% Cash, Due 4/16	496,250	491,250	482,913
Wendy's International, Inc Personal, Food and Miscellaneous Services	Term B Loan — 3.3% Cash, Due 5/19	1,360,939	1,340,939	1,364,709

See accompanying notes to the financial statements.

Portfolio Company/ Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
West Corporation Diversified/Conglomerate Service	Term B-8 Loan — 3.8% Cash, Due 6/18	$4,360,038	$4,381,867	$4,386,045
WideOpenWest Finance, LLC Telecommunications	Term B-1 Loan 2013 — 3.8% Cash, Due 7/17	3,970,050	4,000,050	3,984,660
Windstream Corporation Telecommunications	Tranche B-5 Term Loan — 3.5% Cash, Due 8/19	493,750	488,750	495,330
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/17	1,975,000	1,955,000	1,993,516
Total Investment in Debt Securities		398,726,561	392,855,444	392,391,636

Equity Securities Portfolio

Portfolio Company/ Principal Business	Equity Investment	Shares	Cost	Fair Value
Dex Media Inc.(2) Printing and Publishing	Common	1,589	—	10,755
IAP Worldwide Services, Inc.(2)	Series A Warrant	36,987	—	—
IAP Worldwide Services, Inc.(2)	Series B Warrant	10,833	—	—
IAP Worldwide Services, Inc.(2)	Series C Warrant	5,484	—	—
LandSource Holding Company, LLC(2)	Common	390,426	—	1,347,155
Natural Products Group, Inc.(2)	Series A-1 Common Stock	2,618	—	170,157
Total Investment in Equity Securities			—	1,528,067

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Fair Value(2)
Duane 2006-3A(1) CLO Equity	Floating – 01/2021 – C – 26358BAJ7	$2,000,000	$1,473,125	$1,900,106
DUANE 2006-2A(1) CLO Equity	Floating – 08/2018 – C – 26357XAD3	4,000,000	3,392,110	3,889,935
EAGLC 2006-1A (1) CLO Equity	Floating – 02/2018 – A2 – 269491AC0	2,000,000	1,666,794	1,976,154
FRASR 2006-2X(1) CLO Equity	Floating – 12/2020 – B – USG3661CAC40	2,000,000	1,536,087	1,877,249
HICDO 2007-6A(1) CLO Equity	Floating – 06/2019 – B – 42823CAC4	1,500,000	1,209,867	1,437,382
HLMK 2006-1X(1) CLO Equity	Floating – 05/2021 – A2 – USG4493LAB83	2,000,000	1,539,763	1,864,342
VENTR 2006-7A(1) CLO Equity	Floating – 01/2022 – C – 92328WAG6	2,000,000	1,463,419	1,833,943
Total Investment in CLO Equity Securities		15,500,000	12,281,165	14,779,111
Total Investments		$414,226,561	$405,136,609	$408,698,814

(1)	Investment in a Collateralized Loan Obligation Fund
(2)	Equity investment in common stock
(3)	Loan on non-accrual status
(4)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

See accompanying notes to the financial statements.

KATONAH X CLO LTD.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah X CLO LTD. (the “Fund”) is an exempted company incorporated in September 7, 2006 with limited liability under the laws of the Cayman Islands for the sole purpose of investing in broadly syndicated loans, high-yield bonds and other credit instruments. The Fund is what is commonly known as a collateralized loan obligation fund (“CLO Fund”).

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

On May 15, 2007, the Fund issued $500.0 million of notes or debt securities, consisting of the Class A-1a Floating Rate Notes, the Class A-1b Floating Rate Notes, the Class A-2a Floating Rate Notes, the Class A-2b Floating Rate Notes, the Class B Floating Rate Notes, the Class C Floating Rate Notes, the Class D Floating Rate Notes, the Class E Floating Rate Notes and the Subordinated Securities. The notes were issued pursuant to an indenture, dated May 15, 2007 (the “Indenture”), with U.S. Bank National Association servicing as the trustee thereunder. KCAP Financial, Inc. (“KCAP Financial”) owns 12,500,000 of the subordinated securities of Katonah X CLO LTD. The Fund’s defined investment period ended on May 27, 2013. Following the defined investment period, proceeds from principal payments in the investment portfolio of the Fund will be used to pay down its outstanding notes, starting with Class A notes.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Combination

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

KATONAH X CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material.

All of the investments held and notes issued by the Fund are presented at fair value in the Fund’s Statement of Net Assets.

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

KATONAH X CLO LTD.

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

The Manager’s valuation methodology and procedures for investments held by the Fund are generally as follows:

1.	For any asset which is also held by KCAP Financial on the applicable date, the KCAP Financial fair value mark as of such applicable date is used.
2.	Each portfolio company or investment is cross-referenced to an independent pricing service to determine if a current market quote is available. The nature and quality of such quote is reviewed to determine reliability and relevance of the quote. Factors considered in this determination include whether the quote is from a transaction or is a broker quote, the date and aging of such quote, whether the transaction is arms-length, whether it is of a liquidation or distressed nature and certain other factors judged to be relevant by the Manager’s management within the framework of ASC 820-10.

KATONAH X CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

3.	If an investment does not have a market quotation on either a broad market exchange or from an independent pricing service, the investment is initially valued by the Manager’s investment professionals responsible for the portfolio investment in conjunction with the portfolio management team. Generally, such fair values are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class and or industry when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. If the fair value of such investments cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value is a discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.
4.	Preliminary valuation conclusions are discussed and documented by the Manager’s management.
5.	Illiquid loans, junior and mezzanine securities and investments in other CLO bonds are fair valued using models developed by the Manager’s management with applicable market assumptions.
6.	The Manager’s management discusses the valuations and determines in good faith that the fair values of each investment in the portfolio is reasonable based upon any applicable independent pricing service, input of management, and estimates from independent valuation firms (if any).

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

KATONAH X CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Management Fees.  The Fund is externally managed by the Manager pursuant to the Collateral Management Agreement. As compensation for the performance of its obligations under the Collateral Management Agreement, the Manager is entitled to receive from the Fund a senior collateral management fee (the “Senior Collateral Management Fee”), a subordinated collateral management fee (the “Subordinated Collateral Management Fee”) and an incentive collateral management fee (the “Incentive Collateral Management Fee”).The Senior Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Fund (the “Priority of Payments”)) in an amount equal to 0.15% per annum of the aggregate principal amount of the Fund’s investments. The Subordinated Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.35% per annum of the aggregate principal amount of the Fund’s investments. The Incentive Collateral Management Fee equals 20% of the amount of interest and principal payments remaining available for distribution to the holders of the Fund’s subordinated securities under the Priority of Payments at which the Incentive Collateral Management Fee may be paid. For the year ended December 31, 2013 Incentive Fees were approximately $1.1 million.

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

3. INVESTMENTS

The investments held by the Fund are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of the Fund’s portfolio, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. The investments mature at various dates between 2014 and 2022, pay interest at Libor or Prime plus a spread of up to 8.5%, and typically range in credit rating categories from BBB down to unrated. Non-accrual loans represented less than 1% of investments at fair value as of December 31, 2013. The aggregate unpaid principal value of loans past due as of December 31, 2013 was approximately $8.8 million and the difference between fair value and the unpaid principal balance was approximately $881,000. The Fund’s investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

KATONAH X CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

The debt issued by the Fund has a stated maturity date of April 17, 2020. The Fund’s debt was issued in various tranches with different risk profiles and ratings. The interest rates are variable rates based on Libor plus a pre-defined spread, which varies from 0.225% for the more senior tranches to 4% for the more subordinated tranches. The debt issued by the Fund is recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Fair value is determined using current information, notably market yields and projected cash flows of collateral assets based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the liabilities, taking into account the overall credit quality of the issuers and the Manager’s past experience in managing similar securities. Market yields, default rates and recovery rates used in the Manager’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the liabilities may be adversely affected. Once the undiscounted cash flows of the collateral assets have been determined, the Manager applies appropriate discount rates that a market participant would use to determine the discounted cash flow valuation of the notes.

The carrying value of investments held and debt issued by the Fund is also their fair value. The following table presents the fair value hierarchy levels of investments held and debt issued by the Fund, which are measured at fair value as of December 31, 2013:

	December 31, 2013
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$408,698,814	—	—	$408,698,814
Liabilities:
CLO Fund Liabilities	$416,405,403	—	—	$416,405,403

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

For the year ended December 31, 2013
Beginning balance	$474,249,149
Transfers to Level 3	—
Transfers from Level 3	—
Purchase of investments	99,242,299
Proceeds from sale and redemption of investments	(163,957,914)
Net realized and unrealized gains/(losses)	(834,721)
Ending balance	$408,698,814
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	$(7,017,345)

KATONAH X CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

As of December 31, 2013, the Manager’s Level 3 portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	$ 6,961,021	Income Approach	Implied Effective Discount Rate	2.73% – 8.80%
	$ 385,430,614	Market Quote	Third-Party Bid-Ask Mid	3.0% – 114.5%
Equity Securities	$ 1,528,066	Market Quote	Third-Party Bid-Ask Mid	$3.45 – $65.00
			Listed Exchange Quote	$6.77
CLO Fund Securities	$ 14,779,111	Market Quote	Third-Party Bid	93.0% – 98.0%
		Discounted Cash Flow	Discount Rate	1.76% – 2.55%

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 liabilities using significant unobservable inputs:

For the year ended December 31, 2013
Beginning balance	$462,665,846
Unrealized appreciation/(depreciation)	(46,260,443)
Ending balance	$416,405,403
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$(46,260,443)

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

The Fund’s debt is presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of the Fund’s debt is approximately $447 million as of December 31, 2013.

The Manager has determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the Fund’s Statement of Net Assets, as the subordinated and income notes have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as they are mandatorily redeemable upon liquidation or termination of the Fund.

KATONAH X CLO LTD.

NOTES TO FINANCIAL STATEMENTS

4. INCOME TAXES

Under the current laws, the Fund is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Fund adopted the provisions of Financial Accounting Standards Board (“FASB”) relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. As of December 31, 2013, there was no impact to the financial statements as a result of the Fund’s accounting for uncertainty in income taxes. The Fund does not have any unrecognized tax benefits or liabilities for the year ended December 31, 2013. Also, the Fund recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Fund for the year ended December 31, 2013.

5. DEBT

On May 15, 2007, the Fund issued $500 million of notes or debt securities, consisting of the Class A-1a Floating Rate Notes, the Class A-1b Floating Rate Notes, the Class A-2a Floating Rate Notes, the Class A-2b Floating Rate Notes, the Class B Floating Rate Notes, the Class C Floating Rate Notes, the Class D Floating Rate Notes, the Class E Floating Rate Notes and the preferred shares. The notes were issued pursuant to the Indenture.

The table below sets forth certain information for each outstanding class of debt securities issued pursuant to the Indenture.

Title of Debt Security	Principal Amount	Amount Outstanding	Interest Rate	Maturity	Fair Value
Class A-1a Floating Rate Notes	$94,000,000	$76,392,989	LIBOR + 0.225%	April 17, 2020	$75,629,847
Class A-1b Floating Rate Notes	$23,500,000	$23,500,000	LIBOR + 0.300%	April 17, 2020	$23,009,903
Class A-2a Floating Rate Notes	$50,000,000	$42,507,655	LIBOR + 0.260%	April 17, 2020	$41,695,025
Class A-2b Floating Rate Notes	$187,500,000	$159,403,706	LIBOR + 0.240%	April 17, 2020	$156,171,657
Class B Floating Rate Notes	$40,000,000	$40,000,000	LIBOR + 0.370%	April 17, 2020	$37,820,682
Class C Floating Rate Notes	$25,000,000	$25,000,000	LIBOR + 0.850%	April 17, 2020	$23,655,712
Class D Floating Rate Notes	$22,500,000	$22,500,000	LIBOR + 2.000%	April 17, 2020	$21,660,970
Class E Floating Rate Notes	$20,000,000	$20,000,000	LIBOR + 4.000%	April 17, 2020	$19,068,997
Subordinated Securities	$37,500,000	$37,500,000	N/A	April 17, 2020	$17,796,489

6. COMMITMENTS AND CONTINGENCIES

The Fund has no commitments to fund investments as of December 31, 2013.

KATONAH X CLO LTD.

NOTES TO FINANCIAL STATEMENTS

7. CAPITALIZATION

The authorized share capital of the Issuer consists of 250 ordinary shares of $1.00 par value, all of which were issued on or prior to the closing Date and 37,500,000.00 Subordinated Notes, all of which are issued and fully paid . The ordinary shares that have been issued are held by Maples Finance Limited, a licensed trust company incorporated in the Cayman Islands, as the trustee pursuant to the terms of a charitable trust. The subordinated securities that have been issued by the Fund are owned by KCAP Financial. The subordinated securities are classified as debt in the Fund’s financial statements, as they are mandatorily redeemable upon liquidation or termination of the Fund.

8. SUBSEQUENT EVENTS

The Manager has evaluated events or transactions that have occurred since December 31, 2013 through March 12, 2014 the date the financial statements were available for issuance. The Manager has determined that there are no material events that would require the disclosure in the financial statements.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and Dean C. Kehler.(1)
2.2	Escrow Agreement, dated February 29. 2012, by and among Commodore Holdings, L.L.C., Trimaran Fund Management, L.L.C., HBK Caravelle, L.L.C. and The Bank of New York Mellon, as escrow agent.(2)
3.1	Form of Certificate of Incorporation of the Company.(3)
3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(4)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(3)
4.2	Form of Dividend Reinvestment Plan.(5)
4.4(a)	Form of Base Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019.(19)
4.4(b)	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019.(19)
4.5	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.4(b)).
4.6	Indenture dated as of March 16, 2011, by and between the Company and U.S. Bank National Association, as trustee relating to the 8.75% Convertible Senior Notes Due 2016.(6)
4.7	Form of 8.75% Convertible Senior Notes Due 2016 (included as part of Exhibit 4.6).
10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(7)*
10.2	Form of Company Non-Qualified Stock Option Certificate.(5)*
10.3	Form of Custodian Agreement.(5)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(5)
10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(20)*
10.7	Form of Employment Agreement between the Company and Edward U. Gilpin.(21)*
10.8	Form of Employment Agreement between the Company and R. Jon Corless.(20)*
10.13	Form of Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan.(20)*
10.14	Form of Indemnification Agreement for Officers and Directors of the Company.(11)
10.20	Amended and Restated Non-Employee Director Plan.(13)*
10.21	Purchase Agreement, dated June 16, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC, KCAP Senior Funding I, LLC and Guggenheim Securities, LLC.(23)
10.22	Master Loan Sale Agreement, dated June 18, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC and KCAP Senior Funding I, LLC.(24)
10.23	Indenture, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and U.S. Bank National Association.(25)
10.24	Collateral Management Agreement, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and KCAP Financial, Inc.(26)
10.25	Collateral Administration Agreement, dated June 18, 2013, by and among KCAP Senior Funding I, LLC and U.S. Bank National Association and U.S. Bank National Association.(27)
10.26	Employment Agreement, dated February 29, 2012, by and among, Jay R. Bloom and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(16)*

Exhibit Number	Description
10.27	Employment Agreement, dated February 29, 2012, by and among, Dean C. Kehler and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(17)*
12.1	Statement Regarding Computation of Ratios**
21.1	List of Subsidiaries.**
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.**
23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants.**
23.3	Consent of Grant Thornton LLP, Independent Certified Public Accountants.**
23.4	Consent of Grant Thornton LLP, Independent Certified Public Accountants.**
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(4)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(5)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, as filed on March 16, 2011 (File No. 814-00735).
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(9)	Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(10)	Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(11)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(12)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on November 8, 2010 (File No. 814-00735).
(13)	Incorporated by reference to Exhibit 4.1 included in the Registration Statement on Form S-8, as filed on July 28, 2011 (File No. 333-175838).
(14)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(15)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).

(16)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(17)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(18)	Incorporated by reference to Exhibit d.2 included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(19)	Incorporated by reference to exhibit included in the Pre-Effective Ammendment No. 1 on Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(20)	Incorporated by reference to exhibit included in the Registration Statement on Form N-2, as filed on August 2, 2012 (File No. 333-183032).
(21)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 5, 2012 (File No. 814-00735).
(23)	Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, as filed on June 18, 2013 (File No. 814-00735).
(24)	Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, as filed on June 18, 2013 (File No. 814-00735).
(25)	Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K, as filed on June 18, 2013 (File No. 814-00735).
(26)	Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K, as filed on June 18, 2013 (File No. 814-00735).
(27)	Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K, as filed on June 18, 2013 (File No. 814-00735).
*	Indicates a management contract or compensatory plan, contract or agreement.
**	Filed herewith.