Form 10-Q
period 2014-03-31
KCAP Financial, Inc.
filed 2014-05-07
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of common stock of the registrant as of May 5, 2014 was 33,367,942.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2014	As of December 31, 2013
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2014 - $4,133,429; 2013 - $7,112,949)	$4,133,429	$7,112,949
Debt securities (cost: 2014 - $273,777,654; 2013 - $275,213,594)	264,791,172	266,830,427
CLO Fund securities managed by affiliates (cost: 2014 - $88,345,107; 2013 - $88,979,585)	73,585,796	75,100,306
CLO Fund securities managed by non-affiliates (cost: 2014 - $12,824,040; 2013 - $12,717,365)	4,161,728	4,351,914
Equity securities (cost: 2014 - $16,289,233; 2013 - $18,755,684)	8,212,286	11,006,398
Asset Manager Affiliates (cost: 2014 - $83,924,720; 2013 - $83,378,741)	74,075,000	76,148,000
Total Investments at Fair Value (cost: 2014 - $479,294,183; 2013 - $486,157,918)	428,959,411	440,549,994
Cash	3,277,748	3,433,675
Restricted cash	5,861,582	4,078,939
Interest receivable	2,192,261	2,032,559
Receivable for open trades	6,972,467	—
Accounts receivable	3,000,000	3,125,259
Other assets	6,172,901	5,951,962
Total Assets	$456,436,370	$459,172,388
LIABILITIES
Convertible Notes	$49,008,000	$49,008,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: 2014 - $2,956,750; 2013 - $3,065,627) (Note 6)	102,293,250	102,184,373
Payable for open trades	7,960,000	3,980,000
Accounts payable and accrued expenses	1,672,509	3,897,291
Shareholder distribution payable	—	8,333,031
Total Liabilities	202,333,759	208,802,695

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 33,340,607 and 33,332,123 common shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	333,557	333,472
Capital in excess of par value	371,185,322	370,929,615
Accumulated undistributed (excess distribution) net investment income	1,792,376	(6,102,017)
Accumulated net realized losses	(68,353,108)	(68,662,689)
Net unrealized depreciation on investments	(50,855,536)	(46,128,688)
Total Stockholders' Equity	254,102,611	250,369,693
Total Liabilities and Stockholders' Equity	$456,436,370	$459,172,388
NET ASSET VALUE PER COMMON SHARE	$7.62	$7.51

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Investment Income:
Interest from investments in debt securities	$5,247,236	$2,478,018
Interest from cash and time deposits	786	4,712
Dividends from investments in CLO Fund securities managed by affiliates	4,636,238	5,480,653
Dividends from investments in CLO Fund securities managed by non-affiliates	275,571	423,875
Dividends from Asset Manager Affiliates	3,000,000	3,000,000
Capital structuring service fees	227,083	6,573
Total investment income	13,386,914	11,393,831
Expenses:
Interest and amortization of debt issuance costs	2,990,166	2,260,246
Compensation	1,262,437	909,713
Professional fees	671,210	642,328
Insurance	135,961	128,717
Administrative and other	468,283	506,471
Total expenses	5,528,057	4,447,475
Net Investment Income	7,858,857	6,946,356
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	309,581	(82,937)
Net change in unrealized (depreciation) appreciation on:
Debt securities	(603,315)	2,286,526
Equity securities	(327,661)	(65,437)
CLO Fund securities managed by affiliates	(880,032)	(4,579,158)
CLO Fund securities managed by non-affiliates	(296,861)	(367,408)
Asset Manager Affiliates investments	(2,618,979)	3,075,339
Total net change in unrealized (depreciation) appreciation	(4,726,848)	349,862
Net realized and unrealized (depreciation) appreciation on investments	(4,417,267)	266,925
Net Increase In Stockholders’ Equity Resulting From Operations	$3,441,590	$7,213,281
Net Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.10	$0.25
Diluted:	$0.10	$0.24
Net Investment Income Per Common Share:
Basic:	$0.24	$0.24
Diluted:	$0.24	$0.23
Weighted Average Shares of Common Stock Outstanding—Basic	33,337,967	29,266,186
Weighted Average Shares of Common Stock Outstanding—Diluted	33,349,916	36,635,703

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operations:
Net investment income	$7,858,857	$6,946,356
Net realized gains (losses) from investment transactions	309,581	(82,937)
Net change in unrealized (depreciation) appreciation on investments	(4,726,848)	349,862
Net increase in net assets resulting from operations	3,441,590	7,213,281
Stockholder distributions:
Distributions of net investment income to common stockholders	35,535	(4,326)
Net decrease in net assets resulting from stockholder distributions	35,535	(4,326)
Capital transactions:
Issuance of common stock for:
Dividend reinvestment plan	68,043	237,606
Issuance of Common Stock	—	50,632,166
Offering costs of public share offering	—	(102,423)
Stock based compensation	187,750	20,362
Net increase in net assets resulting from capital transactions	255,793	50,787,711
Net assets at beginning of period	250,369,693	207,875,659
Net assets at end of period (including undistributed net investment income of $1,792,376 in 2014 and $7,045,514 in 2013)	$254,102,611	$265,872,325
Net asset value per common share	$7.62	$8.33
Common shares outstanding at end of period	33,340,607	31,936,480

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net increase in stockholder's equity resulting from operations	$3,441,590	$7,213,280
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash provided by (used in) in operations:
Net realized (gains) losses on investment transactions	(309,581)	82,937
Net change in unrealized depreciation (appreciation) on investments	4,726,848	(349,862)
Net accretion of discount on debt securities	477,323	(176,559)
Amortization of original issue discount on indebtedness	108,877	—
Amortization of debt issuance costs	275,889	184,435
Payment-in-kind interest income	152,854	—
Amortization of stock-based compensation expense	187,750	20,362
Changes in operating assets and liabilities:
Purchases of investments	(25,073,979)	(48,671,615)
Proceeds from sales and redemptions of investments	28,624,651	4,812,673
Increase in interest and dividends receivable	(159,703)	(1,152,889)
Decrease (increase) in accounts receivable	125,259	(1,015,803)
Decrease in time deposit	—	1,942,834
Increase in other assets	(496,827)	(266,595)
Decrease in accounts payable and accrued expenses	(2,224,782)	(1,650,794)
Net cash provided by (used in) operating activities	9,856,169	(39,027,596)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	50,632,166
Offering costs of public share offering	—	(102,423)
Distributions to stockholders	(8,229,453)	(7,170,102)
Increase in restricted cash	(1,782,643)	—
Net cash (used in) provided by financing activities	(10,012,096)	43,359,641
CHANGE IN CASH	(155,927)	4,332,045
CASH, BEGINNING OF PERIOD	3,433,675	738,756
CASH, END OF PERIOD	$3,277,748	$5,070,801
Supplemental Information:
Interest paid during the period	$3,572,753	$3,388,313
Dividends paid during the period under the dividend reinvestment plan	$68,043	$237,606

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2014

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost		Fair Value[2]
Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Non-durable	First Lien Bond — 10.5% Cash, Due 6/19	$3,000,000	$2,948,836		$2,385,000

Alaska Communications Systems Holdings, Inc.[9,11]	Senior Secured Loan — Term Loan
Telecommunications	6.3% Cash, Due 10/16	2,268,409	2,272,381		2,269,998

Anaren, Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
High Tech Industries	5.5% Cash, Due 2/21	1,995,000	1,975,301		1,975,050

ARSloane Acquisition, LLC[9,11]	Senior Secured Loan — Tranche B Term Loan (First Lien)
Services: Business	7.5% Cash, Due 10/19	995,000	985,847		995,398

Asurion, LLC (fka Asurion Corporation)[9,11]	Senior Secured Loan — Incremental Tranche B-1 Term Loan
Banking, Finance, Insurance & Real Estate	5.0% Cash, Due 5/19	1,941,879	1,961,935		1,949,413

Bankruptcy Management Solutions, Inc.[9]	Senior Secured Loan — Term B Loan
Services: Business	7.0% Cash, Due 6/18	713,636	713,636		703,860

BarBri, Inc. (Gemini Holdings, Inc.)[9,11]	Senior Secured Loan — Term Loan
Services: Consumer	4.5% Cash, Due 7/19	3,000,000	2,986,675		3,000,000

BBB Industries, LLC[9,11]	Senior Secured Loan — Term Loan
Automotive	5.5% Cash, Due 3/19	2,850,000	2,840,995		2,851,140

Bellisio Foods, Inc. [9,11]	Senior Secured Loan — U.S. Term B Loans
Beverage, Food and Tobacco	4.5% Cash, Due 8/19	3,764,136	3,746,591		3,764,136
				.
Big Heart Pet Brands (fka Del Monte Corporation)[9,11]	Senior Secured Loan — Initial Term Loan
Beverage, Food and Tobacco	3.5% Cash, Due 3/20	2,761,483	2,755,355		2,758,045

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Blue Coat Systems, Inc.[9,11]	Senior Secured Loan — New Term Loan
High Tech Industries	4.0% Cash, Due 5/19	$3,980,000	$3,993,296	$3,998,666

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[9]	Senior Secured Loan — Loan
Media: Advertising, Printing & Publishing	10.0% Cash, Due 11/14	351,098	351,098	350,923

Carolina Beverage Group LLC[9]	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A
Beverage, Food and Tobacco	10.6% Cash, Due 8/18	1,500,000	1,518,123	1,619,550

Catalina Marketing Corporation[9,11]	Senior Secured Loan — Initial Term Loan
Media: Advertising, Printing & Publishing	5.3% Cash, Due 10/20	1,990,000	1,977,181	1,992,070

Clover Technologies Group, LLC (Clover Holdings Inc.)[9,11]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	6.8% Cash, Due 5/18	2,813,276	2,844,960	2,813,838

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[7,9]	Junior Secured Loan — Term Loan (Second Lien)
Capital Equipment	7.0% Cash, 7.0% PIK, , Due 1/15	2,063,007	1,987,358	1,852,580

Crowley Holdings Preferred, LLC[9]	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities
Transportation: Cargo	12.0% Cash, 2.0% PIK, , Due 12/49	10,054,444	10,054,444	10,657,711

CSM Bakery Supplies LLC[9]	Junior Secured Loan — Term Loan (Second Lien)
Beverage, Food and Tobacco	8.5% Cash, Due 7/21	3,000,000	3,018,252	3,003,900

CSM Bakery Supplies LLC[9,11]	Senior Secured Loan — Term Loan (First Lien)
Beverage, Food and Tobacco	4.8% Cash, Due 7/20	3,648,333	3,646,883	3,665,845

DBI Holding LLC[9]	Senior Unsecured Bond — 13% - 09/2019 – PIK Note
Services: Business	.0% Cash, 13.0% PIK, Due 9/19	3,210,000	2,935,540	2,934,903

DBI Holding LLC[9]	Senior Subordinated Bond — 13% - 09/2019 - Senior Subordinated Note
Services: Business	12.0% Cash, 1.0% PIK, , Due 9/19	4,290,000	4,268,289	4,268,550

Drew Marine Group Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Transportation: Cargo	8.0% Cash, Due 5/21	2,500,000	2,494,023	2,501,250

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
ELO Touch Solutions, Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
High Tech Industries	8.0% Cash, Due 6/18	$1,898,703	$1,840,772	$1,898,323

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9]	Junior Secured Loan — Term Loan (Second Lien)
Environmental Industries	8.5% Cash, Due 1/22	4,000,000	3,980,507	4,002,000

Fender Musical Instruments Corporation[9,11]	Senior Secured Loan — Initial Loan
Hotel, Gaming & Leisure	5.8% Cash, Due 4/19	2,415,221	2,426,762	2,416,187

FHC Health Systems, Inc.[9,11]	Senior Secured Loan — Term Loan
Healthcare & Pharmaceuticals	5.8% Cash, Due 1/18	3,650,000	3,619,083	3,651,095

First American Payment Systems, L.P.[9]	Junior Secured Loan — Term Loan (Second Lien)
Banking, Finance, Insurance & Real Estate	11% CashDue 4/19	3,000,000	2,953,454	3,001,500

First Data Corporation[9,11]	Senior Secured Loan — 2018 Dollar Term Loan
Banking, Finance, Insurance & Real Estate	4.2% Cash, Due 3/18	2,000,000	1,876,985	2,008,550

Flexera Software LLC (fka Flexera Software, Inc.)[9,11]	Senior Secured Loan — Term Loan Retired 04/02/2014
High Tech Industries	6.0% Cash, Due 3/19	2,715,455	2,725,685	2,724,361

Fram Group Holdings Inc./Prestone Holdings Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
Automotive	6.5% Cash, Due 7/17	965,109	969,174	961,924

Getty Images, Inc.[9,11]	Senior Secured Loan — Initial Term Loan
Media: Advertising, Printing & Publishing	4.8% Cash, Due 10/19	3,701,888	3,700,841	3,557,680

Ginn LA Conduit Lender, Inc.[7,9]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit
Construction & Building	7.8% Cash, Due 2/14	1,239,975	1,200,977	46,499

Ginn LA Conduit Lender, Inc.[7,9]	Senior Secured Loan — First Lien Tranche B Term Loan
Construction & Building	7.8% Cash, Due 2/14	2,658,055	2,574,458	99,677

Ginn LA Conduit Lender, Inc.[7,9]	Junior Secured Loan — Loan (Second Lien)
Construction & Building	11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Global Tel*Link Corporation[9]	Junior Secured Loan — Term Loan (Second Lien)
Telecommunications	9.0% Cash, Due 11/20	$4,000,000	$3,927,441	$3,995,200

Grande Communications Networks LLC[9,11]	Senior Secured Loan — Initial Term Loan
Telecommunications	4.5% Cash, Due 5/20	3,970,000	3,974,877	3,970,397

Grupo HIMA San Pablo, Inc.[9]	Senior Secured Loan — Term B Loan (First Lien)
Healthcare & Pharmaceuticals	8.5% Cash, Due 1/18	2,970,000	2,924,400	2,821,500

Grupo HIMA San Pablo, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Healthcare & Pharmaceuticals	13.8% Cash, Due 7/18	7,000,000	6,872,610	6,650,000

Gymboree Corporation., The[9,11]	Senior Secured Loan — Term Loan
Retail	5.0% Cash, Due 2/18	1,421,105	1,378,742	1,283,542

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11]	Senior Secured Loan — Initial Term Loan
Media: Broadcasting & Subscription	4.8% Cash, Due 6/19	2,977,500	2,951,373	2,979,286

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11]	Senior Secured Loan — Tranche B-3 Term Loan
Media: Advertising, Printing & Publishing	7.0% Cash, Due 5/18	3,434,375	3,404,630	3,439,870

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11]	Senior Secured Loan — Tranche B-4 Term Loan
Media: Advertising, Printing & Publishing	6.0% Cash, Due 8/19	1,490,625	1,483,369	1,491,818

Hunter Defense Technologies, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Aerospace and Defense	7.0% Cash, Due 2/15	4,074,074	4,054,871	4,004,407

International Architectural Products, Inc.[7,9]	Senior Secured Loan — Term Loan
Metals & Mining	12.0% Cash, 3.3% PIK, , Due 5/15	247,636	228,563	1,000

Jones Stephens Corp.[9]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	7.0% Cash, Due 9/15	1,203,905	1,203,905	1,203,905

Jones Stephens Corp.[9,11]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	7.0% Cash, Due 9/15	2,900,826	2,900,826	2,900,826

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Key Safety Systems, Inc.[9,11]	Senior Secured Loan — Initial Term Loan
Automotive	4.8% Cash, Due 5/18	$2,692,152	$2,680,581	$2,693,767

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11]	Senior Secured Loan — New Term Loan (First Lien)
High Tech Industries	5.0% Cash, Due 2/20	3,482,500	3,492,291	3,483,545

LBREP/L-Suncal Master I LLC[7,9]	Senior Secured Loan — Term Loan (First Lien)
Construction & Building	7.5% Cash, Due 1/10	3,034,968	3,034,968	40,669

LTS Buyer LLC (Sidera Networks, Inc.)[9]	Senior Secured Loan — Term B Loan (First Lien)
Telecommunications	4.0% Cash, Due 4/20	3,970,000	3,964,397	3,952,651

MB Aerospace ACP Holdings III Corp.[9,11]	Senior Secured Loan — Term Loan
Aerospace and Defense	5.0% Cash, Due 5/19	3,970,000	3,935,766	3,970,794

Medical Specialties Distributors, LLC[9,11]	Senior Secured Loan — Term Loan
Healthcare & Pharmaceuticals	6.5% Cash, Due 12/19	3,990,000	3,952,164	3,989,202

Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[9,11]	Senior Secured Loan — Term B Facility
Beverage, Food and Tobacco	4.3% Cash, Due 2/18	1,751,716	1,760,276	1,752,592

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.8% Cash, Due 8/18	1,995,000	1,981,795	1,995,000

Ozburn-Hessey Holding Company LLC[9,11]	Senior Secured Loan — Term Loan
Transportation: Cargo	6.8% Cash, Due 5/19	3,539,170	3,527,568	3,540,586

Puerto Rico Cable Acquisition Company Inc.[9]	Senior Secured Loan — Term Loan
Media: Broadcasting & Subscription	5.5% Cash, Due 7/18	958,585	960,140	958,969

Puerto Rico Cable Acquisition Company Inc.[9,11]	Senior Secured Loan — Term Loan
Media: Broadcasting & Subscription	5.5% Cash, Due 7/18	2,875,756	2,863,189	2,876,907

Restorix Health, Inc.[9]	Senior Unsecured Loan — Subordinated Term Loan
Healthcare & Pharmaceuticals	14.0% Cash, Due 6/18	4,000,000	4,000,000	4,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Roscoe Medical, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Healthcare & Pharmaceuticals	11.3% Cash, Due 9/19	$6,700,000	$6,633,200	$6,633,000

Safenet, Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
High Tech Industries	5.5% Cash, Due 2/20	3,000,000	2,970,000	3,015,000

Sandy Creek Energy Associates, L.P.[9,11]	Senior Secured Loan — Term Loan
Utilities: Electric	5.0% Cash, Due 11/20	2,992,500	2,978,319	2,998,111

SGF Produce Holding Corp.(Frozsun, Inc.)[9]	Senior Secured Loan — Term Loan
Beverage, Food and Tobacco	5.0% Cash, Due 3/19	2,207,890	2,189,305	2,185,811

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11]	Senior Secured Loan — Term Loan
Beverage, Food and Tobacco	5.0% Cash, Due 3/19	3,466,593	3,445,324	3,431,927

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11]	Senior Secured Loan — Term Loan
Environmental Industries	6.8% Cash, Due 6/19	2,977,500	2,951,457	2,978,096

Steinway Musical Instruments, Inc.[9]	Junior Secured Loan — Loan (Second Lien)
Hotel, Gaming & Leisure	9.3% Cash, Due 9/20	1,000,000	990,755	1,001,800

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11]	Senior Secured Loan — Tranche B Term Loan
Consumer goods: Non-durable	5.5% Cash	3,960,000	3,932,735	3,776,850

TPF II LC, LLC (TPF II Rolling Hills, LLC)[9,11]	Senior Secured Loan — Term Loan
Utilities: Electric	6.5% Cash, Due 8/19	2,977,500	2,937,030	2,980,180

Trico Products Corporation[9]	Senior Secured Loan — Term Loan
Automotive	6.3% Cash, Due 7/16	4,797,266	4,778,509	4,796,307

Trico Products Corporation[9,11]	Senior Secured Loan — Term Loan
Automotive	6.3% Cash, Due 7/16	3,837,813	3,822,807	3,837,045

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Trimaran Advisors, L.L.C.[9]	Senior Unsecured Loan — Revolving Credit Facility
Banking, Finance, Insurance & Real Estate	9.0% Cash, Due 11/17	$23,000,000	$23,000,000	$23,000,000

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[9,11]	Senior Secured Loan — Term Loan
High Tech Industries	4.8% Cash, Due 5/18	3,667,177	3,673,840	3,630,139

TRSO I, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Energy: Oil & Gas	11.0% Cash, Due 12/17	10,400,000	10,244,827	10,608,000

TUI University, LLC[9]	Senior Secured Loan — Term Loan (First Lien)
Services: Consumer	7.3% Cash, Due 10/14	1,647,733	1,640,827	1,637,023

TWCC Holding Corp.[9]	Junior Secured Loan — Term Loan (Second Lien)
Media: Broadcasting & Subscription	7.0% Cash, Due 6/20	1,000,000	1,004,555	979,300

TWCC Holding Corp.[9,11]	Senior Secured Loan — Term Loan
Media: Broadcasting & Subscription	3.5% Cash, Due 2/17	1,906,653	1,920,251	1,873,296

Univar Inc.[9,11]	Senior Secured Loan — Term B Loan
Chemicals, Plastics and Rubber	5.0% Cash, Due 6/17	2,917,151	2,914,899	2,913,300

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11]	Senior Secured Loan — Term Loan
Media: Advertising, Printing & Publishing	7.0% Cash, Due 12/18	2,970,000	2,931,221	2,970,297

Weiman Products, LLC[9]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	6.3% Cash, Due 11/18	2,994,755	2,966,277	2,994,755

Weiman Products, LLC[9,11]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	6.3% Cash, Due 11/18	3,993,007	3,955,920	3,993,007

Wholesome Sweeteners, Inc.[9]	Junior Secured Loan — Subordinated Note (Second Lien)
Beverage, Food and Tobacco	14.0% Cash, Due 10/17	6,648,596	6,617,039	6,715,082

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
WideOpenWest Finance , LLC[9]	Senior Secured Loan — Term B Loan
Telecommunications	4.8% Cash, Due 4/19	$2,977,444	$2,997,029	$2,986,376

WireCo WorldGroup Inc. [9]	Senior Unsecured Bond — 11.75% - 05/2017
Capital Equipment	11.8% Cash, Due 5/17	5,000,000	4,975,682	5,094,000

WireCo WorldGroup Inc. [9,11]	Senior Unsecured Bond — 11.75% - 05/2017
Capital Equipment	11.8% Cash, Due 5/17	3,000,000	2,985,409	3,056,400

Total Investment in Debt Securities
(104% of net asset value at fair value)		$275,923,579	$273,777,654	$264,791,172

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	286,545

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class A Warrants	1.7%	—	—

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class B Warrants	1.7%	—	—

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class C Warrants	1.7%	—	—

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Common Stock 2013	0.8%	314,325	113,912

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	605,473

Coastal Concrete Holding II, LLC[5,9] Construction & Building	Class A Units	10.8%	8,625,626	1,000

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	258,940

eInstruction Acquisition, LLC[5,9] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,616	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Capital Equipment	Class A Shares	1,500	1,500,000	1,858,327

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	$400,000	$1,000

Plumbing Holdings Corporation[5,9] Consumer goods: Durable	Common	7.8%	—	1,273,772

Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,000,000

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	2,811,317

Total Investment in Equity Securities
(3% of net asset value at fair value)			$16,289,233	$8,212,286

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,717,004	$711,978
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,607,836	475,000
Katonah V, Ltd.[3,10]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	4,487,193	1,442,994
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	3,384,505	1,300,072
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	2,014,687	745,431
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	11,742,686	5,463,221
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	31,051,393	26,841,026
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	3,531,200	2,674,364
Trimaran CLO V, Ltd.[3,6]	Subordinate Notes	20.8%	2,715,100	1,775,415
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	2,774,800	1,889,787
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	3,130,600	2,333,786
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	8,984,300	6,749,700
Catamaran CLO 2013-1 Ltd.[3,6]	Subordinated Notes	23.5%	9,353,900	8,370,000
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	3,179,200	2,973,750

Total Investment in CLO Subordinated Securities			$95,994,404	$63,747,524

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Katonah 2007-I CLO Ltd.[3,6]	Floating - 04/2022 - B2L - 48602NAA8 Par Value of $10,500,000 Due 4/22	100.0%	$1,305,288	$9,810,000
Catamaran 2012-1 CLO Ltd.[3,6]	Float - 12/2023 - F - 14889CAE0 Par Value of $4,500,000 Due 12/23	42.9%	3,869,455	4,190,000

Total Investment in CLO Rated-Note			$5,174,743	$14,000,000

Total Investment in CLO Fund Securities
(31% of net asset value at fair value)			$101,169,147	$77,747,524

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$83,924,720	$74,075,000

Total Investment in Asset Manager Affiliates			$83,924,720	$74,075,000
(29% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$248,918	$248,918

US Bank Money Market Account[9]	Money Market Account	0.30%	3,884,511	3,884,511

Total Investment in Time Deposit and Money Market Accounts			$4,133,429	$4,133,429
(2% of net asset value at fair value)

Total Investments			$479,294,183	$428,959,411
(169% of net asset value at fair value)

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans to the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2014.
[2]	Reflects the fair market value of all investments as of March 31, 2014, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $479 million. The aggregate gross unrealized appreciation is approximately $14 million, the aggregate gross unrealized depreciation is approximately $65 million, and the net unrealized depreciation is approximately $51 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of March 31, 2014, this CLO Fund Security was not providing a dividend distribution.
[11]	As of March 31, 2014, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligation.
16

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost		Fair Value[2]
Advanced Lighting Technologies, Inc.[9,11]	First Lien Bond — 10.5% - 06/2019 - 00753CAE2
Consumer goods: Non-durable	10.5% Cash, Due 6/19	$3,000,000	$2,948,332		$2,546,400

Advantage Sales & Marketing Inc.[9]	Senior Secured Loan — 2013 Term Loan (First Lien)
Services: Business	4.3% Cash, Due 12/17	1,989,952	1,996,642		2,001,892

Alaska Communications Systems Holdings, Inc. [9,11]	Senior Secured Loan — Term Loan
Telecommunications	6.3% Cash, Due 10/16	2,358,409	2,362,064		2,357,702

Apria Healthcare Group Inc.[9,11]	Senior Secured Loan — Initial Term Loan
Healthcare & Pharmaceuticals	6.8% Cash, Due 4/20	2,985,000	2,997,209		2,985,000

Aramark Corporation	Senior Secured Loan — U.S. Term D Loan
Beverage, Food and Tobacco	4.0% Cash, Due 9/19	850,000	856,173		856,374

Aramark Corporation[11]	Senior Secured Loan — LC-3 Facility
Beverage, Food and Tobacco	3.7% Cash, Due 7/16	61,707	61,967		61,861

Aramark Corporation[11]	Senior Secured Loan — U.S. Term C Loan
Beverage, Food and Tobacco	3.7% Cash, Due 7/16	938,293	942,256		940,639

Aramark Corporation[11]	Senior Secured Loan — U.S. Term D Loan
Beverage, Food and Tobacco	4.0% Cash, Due 9/19	1,150,000	1,158,352		1,158,625

ARSloane Acquisition, LLC[9,11]	Senior Secured Loan — Tranche B Term Loan (First Lien)
Services: Business	7.5% Cash, Due 10/19	997,500	987,913		997,898
				.
Asurion, LLC (fka Asurion Corporation)[9,11]	Senior Secured Loan — Incremental Tranche B-1 Term Loan
Banking, Finance, Insurance & Real Estate	4.5% Cash, Due 5/19	1,980,000	2,000,806		1,983,168

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Bankruptcy Management Solutions, Inc.[9]	Senior Secured Loan — Term B Loan
Finance	7.0% Cash, Due 6/18	$718,182	$718,182	$713,514

BarBri, Inc. (Gemini Holdings, Inc.)[9,11]	Senior Secured Loan — Term Loan
Services: Consumer	5.3% Cash, Due 7/19	3,000,000	2,986,055	3,000,900

BBB Industries, LLC[9,11]	Senior Secured Loan — Term Loan B
Automotive	5.5% Cash, Due 3/19	2,887,500	2,878,820	2,888,366

Bellisio Foods, Inc. [9,11]	Senior Secured Loan — Delayed Draw Term Loan
Beverage, Food and Tobacco	6.5% Cash, Due 8/19	1,582,475	1,575,088	1,582,316

Bellisio Foods, Inc. [9,11]	Senior Secured Loan — U.S. Term B Loans
Beverage, Food and Tobacco	5.3% Cash, Due 8/19	2,191,119	2,180,891	2,190,900

Blue Coat Systems, Inc.[9,11]	Senior Secured Loan — New Term Loan
High Tech Industries	4.5% Cash, Due 5/19	3,990,000	4,003,966	3,991,995

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[9]	Senior Secured Loan — Loan
Media: Advertising, Printing & Publishing	10.0% Cash, Due 11/14	379,763	379,763	379,193

Carolina Beverage Group LLC[9]	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A
Beverage, Food and Tobacco	10.6% Cash, Due 8/18	1,500,000	1,519,072	1,619,550

Catalina Marketing Corporation[9,11]	Senior Secured Loan — Initial Term Loan
Media: Advertising, Printing & Publishing	5.3% Cash, Due 10/20	1,995,000	1,983,766	2,025,553

Clover Technologies Group, LLC (Clover Holdings Inc.)[9,11]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	6.8% Cash, Due 5/18	2,850,292	2,883,914	2,850,291

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[7,9]	Junior Secured Loan — Term Loan (Second Lien)
Capital Equipment	7.0% Cash, 7.0% PIK, Due 1/15	2,063,007	1,987,358	1,863,721

Crowley Holdings Preferred, LLC[9]	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities
Transportation: Cargo	10.0% Cash, 2.0% PIK, Due 12/49	10,000,000	10,000,000	10,600,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
CSM Bakery Supplies LLC[9]	Junior Secured Loan — Term Loan (Second Lien)
Beverage, Food and Tobacco	8.5% Cash, Due 7/21	$3,000,000	$3,018,871	$3,001,500

CSM Bakery Supplies LLC[9,11]	Senior Secured Loan — Term Loan
Beverage, Food and Tobacco	4.8% Cash, Due 7/20	3,657,500	3,655,989	3,659,329

Del Monte Foods Company[9,11]	Senior Secured Loan — Initial Term Loan
Beverage, Food and Tobacco	4.0% Cash, Due 3/18	2,789,388	2,783,753	2,803,321

Drew Marine Group Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Transportation: Cargo	8.0% Cash, Due 5/21	2,500,000	2,493,817	2,493,750

ELO Touch Solutions, Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
High Tech Industries	8.0% Cash, Due 6/18	1,898,703	1,835,507	1,893,577

Fender Musical Instruments Corporation[9,11]	Senior Secured Loan — Initial Loan
Hotel, Gaming & Leisure	5.8% Cash, Due 4/19	2,421,986	2,434,723	2,463,620

FHC Health Systems, Inc.[9,11]	Senior Secured Loan — Term Loan
Healthcare & Pharmaceuticals	5.8% Cash, Due 1/18	3,900,000	3,864,809	3,900,000

First American Payment Systems, L.P.[9]	Junior Secured Loan — Term Loan (Second Lien)
Finance	10.8% Cash, Due 4/19	3,000,000	2,951,174	2,999,400

First Data Corporation[9,11]	Senior Secured Loan — 2018 Dollar Term Loan
Banking, Finance, Insurance & Real Estate	4.2% Cash, Due 3/18	2,000,000	1,875,135	2,006,520

Flexera Software LLC (fka Flexera Software, Inc.)[9,11]	Senior Secured Loan — Term Loan
High Tech Industries	5.0% Cash, Due 3/19	2,722,955	2,734,588	2,725,133

Fram Group Holdings Inc./Prestone Holdings Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
Automotive	6.5% Cash, Due 7/17	966,900	970,557	966,610

Freescale Semiconductor, Inc.	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2
High Tech Industries	10.1% Cash, Due 12/16	1,036,000	1,037,707	1,051,540

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Getty Images, Inc.[9,11]	Senior Secured Loan — Initial Term Loan
Media: Advertising, Printing & Publishing	4.8% Cash, Due 10/19	$3,711,259	$3,711,065	$3,471,698

Ginn LA Conduit Lender, Inc.[7,9]	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit
Construction & Building	7.8% Cash, Due 6/11	1,257,143	1,224,101	37,714

Ginn LA Conduit Lender, Inc.[7,9]	Senior Secured Loan — First Lien Tranche B Term Loan
Construction & Building	7.8% Cash, Due 6/11	2,694,857	2,624,028	80,846

Ginn LA Conduit Lender, Inc.[7,9]	Junior Secured Loan — Loan (Second Lien)
Construction & Building	11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Global Tel*Link Corporation[9]	Junior Secured Loan — Term Loan (Second Lien)
Telecommunications	9.0% Cash, Due 11/20	4,000,000	3,924,752	3,991,600

Grande Communications Networks LLC[9,11]	Senior Secured Loan — Initial Term Loan
Telecommunications	4.5% Cash, Due 5/20	3,980,000	3,985,209	3,980,398

Grupo HIMA San Pablo, Inc.[9]	Senior Secured Loan — Term B Loan (First Lien)
Healthcare, Education and Childcare	8.5% PIK, Due 1/18	2,977,500	2,928,848	2,813,738

Grupo HIMA San Pablo, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Healthcare, Education and Childcare	13.8% PIK, Due 7/18	7,000,000	6,865,363	6,817,300

Gymboree Corporation., The[9,11]	Senior Secured Loan — Term Loan
Retail	5.0% Cash, Due 2/18	1,421,105	1,377,305	1,332,286

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11]	Senior Secured Loan — Initial Term Loan
Media: Broadcasting & Subscription	4.8% Cash, Due 6/19	2,985,000	2,957,575	2,986,194

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11]	Senior Secured Loan — Tranche B-3 Term Loan
Media: Advertising, Printing & Publishing	7.0% Cash, Due 5/18	3,456,250	3,424,170	3,488,341

Hunter Defense Technologies, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Aerospace and Defense	7.0% Cash, Due 2/15	4,074,074	4,049,553	3,911,111

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Iasis Healthcare LLC[9]	Senior Unsecured Bond — 8.375% - 05/2019 - 45072PAD4
Healthcare, Education and Childcare	8.4% Cash, Due 5/19	$3,000,000	$2,892,521	$3,187,500

International Architectural Products, Inc.[7,9]	Senior Secured Loan — Term Loan
Metals & Mining	12.0% Cash, Due 5/15	247,636	228,563	1,000

Jones Stephens Corp.[9]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	7.0% Cash, , Due 9/15	1,214,195	1,214,195	1,214,195

Jones Stephens Corp.[9,11]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	7.0% Cash, Due 9/15	2,925,620	2,925,620	2,925,620

Key Safety Systems, Inc.[9,11]	Senior Secured Loan — Initial Term Loan
Automotive	4.8% Cash, Due 5/18	2,692,152	2,679,887	2,696,459

Kinetic Concepts, Inc.[9]	Senior Secured Loan — Dollar Term D-1 Loan
Healthcare, Education and Childcare	4.5% Cash, Due 5/18	1,989,979	2,003,621	2,003,661

Kinetic Concepts, Inc.[9,11]	Senior Secured Loan — Dollar Term D-1 Loan
Healthcare, Education and Childcare	4.5% Cash, Due 5/18	1,994,979	2,012,272	2,008,695

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11]	Senior Secured Loan — Initial Term Loan
High Tech Industries	5.3% Cash, Due 8/19	3,482,500	3,492,130	3,483,893

LBREP/L-Suncal Master I LLC[7,9]	Senior Secured Loan — Term Loan (First Lien)
Construction & Building	7.5% Cash, Due 1/10	3,034,968	3,034,968	40,669

LTS Buyer LLC (Sidera Networks, Inc.)[9]	Senior Secured Loan — Term B Loan (First Lien)
Telecommunications	4.5% Cash, Due 4/20	3,980,000	3,974,154	4,003,024

MB Aerospace ACP Holdings III Corp.[9]	Senior Secured Loan — Term Loan
Aerospace and Defense	6.0% Cash, Due 5/19	3,980,000	3,944,023	3,980,796

Medical Specialties Distributors, LLC[9,11]	Senior Secured Loan — Term Loan
Healthcare & Pharmaceuticals	6.5% Cash, Due 12/19	4,000,000	3,960,421	3,999,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[9,11]	Senior Secured Loan — Term B Facility
Beverage, Food and Tobacco	4.3% Cash, Due 2/18	$1,751,716	$1,761,555	$1,753,116

Nellson Nutraceutical, LLC[9,11]	Senior Secured Loan — Term Loan
Beverage, Food and Tobacco	6.8% Cash, Due 8/18	1,995,000	1,981,056	1,995,000

Ozburn-Hessey Holding Company LLC[9,11]	Senior Secured Loan — Term Loan
Transportation: Cargo	6.8% Cash, Due 5/19	3,548,085	3,536,235	3,549,504

PetCo Animal Supplies, Inc.[9,11]	Senior Secured Loan — New Loans
Retail	4.0% Cash, Due 11/17	1,979,592	1,987,274	1,992,746

Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)[9]	Senior Secured Loan — 2013 Term Loan
Healthcare & Pharmaceuticals	4.0% Cash, Due 12/18	3,517,594	3,529,732	3,546,526

Puerto Rico Cable Acquisition Company Inc.[9]	Senior Secured Loan — Term Loan
Media: Broadcasting & Subscription	5.5% Cash, Due 7/18	980,693	982,374	981,086

Puerto Rico Cable Acquisition Company Inc.[9,11]	Senior Secured Loan — Term Loan
Media: Broadcasting & Subscription	5.5% Cash, , Due 7/18	2,942,080	2,928,491	2,943,257

Sandy Creek Energy Associates, L.P.[9,11]	Senior Secured Loan — Term Loan
Utilities: Electric	5.0% Cash, Due 11/20	3,000,000	2,985,253	3,005,625

SGF Produce Holding Corp.(Frozsun, Inc.)[9]	Senior Secured Loan — Term Loan
Beverage, Food and Tobacco	5.0% Cash, Due 3/19	2,213,423	2,193,867	2,213,645

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11]	Senior Secured Loan — Term Loan
Beverage, Food and Tobacco	5.0% Cash, , Due 3/19	3,475,281	3,454,967	3,475,629

Spin Holdco Inc.[9]	Senior Secured Loan — Initial Term Loan (First Lien)
Consumer goods: Durable	4.3% Cash, , Due 11/19	1,246,875	1,245,425	1,255,454

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Spin Holdco Inc.[9,11]	Senior Secured Loan — Initial Term Loan (First Lien)
Consumer goods: Durable	4.3% Cash, , Due 11/19	$2,743,125	$2,742,255	$2,761,998

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11]	Senior Secured Loan — Term Loan
Environmental Industries	6.8% Cash, , Due 6/19	2,985,000	2,957,663	2,985,896

Steinway Musical Instruments, Inc.[9]	Junior Secured Loan — Loan (Second Lien)
Hotel, Gaming & Leisure	9.3% Cash, , Due 9/20	1,000,000	990,403	1,001,900

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11]	Senior Secured Loan — Tranche B Term Loan
Consumer goods: Non-durable	5.5% Cash, , Due 3/20	3,970,000	3,941,540	3,780,433

TPF II LC, LLC (TPF II Rolling Hills, LLC)[9,11]	Senior Secured Loan — Term Loan
Utilities: Electric	6.5% Cash, , Due 8/19	2,985,000	2,942,573	2,987,985

Trico Products Corporation[9]	Senior Secured Loan — Term Loan
Automotive	6.3% Cash, , Due 7/16	4,864,844	4,843,792	4,863,871

Trico Products Corporation[9,11]	Senior Secured Loan — Term Loan
Automotive	6.3% Cash, , Due 7/16	3,891,875	3,875,033	3,891,097

Trimaran Advisors, L.L.C.[9]	Senior Unsecured Loan — Revolving Credit Facility
Finance	9.0% Cash, , Due 11/17	23,000,000	23,000,000	23,000,000

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[9,11]	Senior Secured Loan — Term Loan
High Tech Industries	4.8% Cash, , Due 5/18	3,676,604	3,684,234	3,639,857

TRSO I, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Energy: Oil & Gas	11.0% Cash, , Due 12/17	10,400,000	10,234,558	10,608,000

TUI University, LLC[9]	Senior Secured Loan — Term Loan (First Lien)
Healthcare, Education and Childcare	7.3% Cash, , Due 10/14	1,647,733	1,637,909	1,614,779

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
TWCC Holding Corp.[9]	Junior Secured Loan — Term Loan (Second Lien)
Media: Broadcasting & Subscription	7.0% Cash, , Due 6/20	$1,000,000	$1,004,735	$1,030,005

TWCC Holding Corp.[9,11]	Senior Secured Loan — Term Loan
Media: Broadcasting & Subscription	3.5% Cash, , Due 2/17	1,965,101	1,980,166	1,975,379

Univar Inc.[9,11]	Senior Secured Loan — Term B Loan
Chemicals, Plastics and Rubber	5.0% Cash, , Due 6/17	2,924,675	2,921,597	2,906,601

Vertafore, Inc.[9,11]	Senior Secured Loan — Term Loan (2013)
High Tech Industries	4.3% Cash, , Due 10/19	1,202,077	1,201,491	1,203,039

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11]	Senior Secured Loan — Term Loan
Media: Advertising, Printing & Publishing	7.0% Cash, , Due 12/18	2,977,500	2,939,085	2,978,095

Weiman Products, LLC[9]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	6.3% Cash, , Due 11/18	1,000,000	990,219	990,000

Weiman Products, LLC[9,11]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	6.3% Cash, , Due 11/18	4,000,000	3,960,876	3,960,000

Wholesome Sweeteners, Inc.[9]	Junior Secured Loan — Subordinated Note (Second Lien)
Beverage, Food and Tobacco	14.0% Cash, , Due 10/17	6,648,596	6,614,827	6,715,082

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
WideOpenWest Finance , LLC[9]	Senior Secured Loan — Term B Loan
Telecommunications	4.8% Cash, , Due 4/19	$2,984,962	$3,005,566	$3,005,111

WireCo WorldGroup Inc. [9]	Senior Unsecured Bond — 11.75% - 05/2017
Capital Equipment	11.8% Cash, , Due 5/17	5,000,000	4,977,052	5,121,000

WireCo WorldGroup Inc. [9,11]	Senior Unsecured Bond — 11.75% - 05/2017
Capital Equipment	11.8% Cash, , Due 5/17	3,000,000	2,986,231	3,072,600

WTG Holdings III Corp.[9]	Junior Secured Loan — Term Loan (Second Lien)
Environmental Industries	8.5% Cash, , Due 1/22	4,000,000	3,980,000	3,980,000

Total Investment in Debt Securities
(107% of net asset value at fair value)		$276,978,279	$275,213,594	$266,830,427

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	207,988

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class A Warrants	1.7%	—	—

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class B Warrants	1.7%	—	—

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class C Warrants	1.7%	—	—

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Common Stock 2013	0.8%	314,325	309,363

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	—	359,765	692,710

Coastal Concrete Holding II, LLC[5,9] Construction & Building	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[5,9] Services: Consumer	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Capital Equipment	Class A Shares	150000.0%	1,500,000	1,735,604

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Plumbing Holdings Corporation[5,9] Consumer goods: Durable	Common	7.8%	$—	$1,581,481

Plumbing Holdings Corporation[5,9] Consumer goods: Durable	Preferred	15.5%	3,725,390	4,152,689

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	2,322,563

Total Investment in Equity Securities
(4% of net asset value at fair value)			$18,755,684	$11,006,398

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,715,553	$1,052,164
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,618,611	325,000
Katonah V, Ltd.[3,10]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	4,499,793	1,478,978
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	3,390,005	1,230,731
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	2,023,287	829,739
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	11,770,993	5,932,163
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	31,064,973	27,758,379
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	3,542,300	2,519,210
Trimaran CLO V, Ltd.[3,6]	Subordinate Notes	20.8%	2,721,500	1,844,276
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	2,784,200	1,981,948
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	3,133,900	2,513,261
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	8,943,900	6,846,520
Catamaran CLO 2013-1 Ltd.[3,6]	Subordinated Notes	23.5%	9,960,400	8,225,100
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	3,063,200	2,973,750

Total Investment in CLO Equity Securities			$96,552,615	$65,512,219

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Katonah 2007-I CLO Ltd.[3,6]	Floating - 04/2022 - B2L - 48602NAA8 Par Value of $10,500,000 .0%, Due 4/22	100.0%	$1,300,937	$9,740,000
Catamaran CLO 2012-1 Ltd.[3,6]	Float - 12/2023 - F - 14889CAE0 Par Value of $4,500,000 .0%, Due 12/23	42.9%	3,843,398	4,200,001

Total Investment in CLO Rated-Note			$5,144,335	$13,940,001

Total Investment in CLO Fund Securities
(32% of net asset value at fair value)			$101,696,950	$79,452,220

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$83,378,741	$76,148,000

Total Investment in Asset Manager Affiliates			$83,378,741	$76,148,000
(30% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.15%	237,088	237,088

US Bank Money Market Account[9]	Money Market Account	0.30%	6,875,861	6,875,861

Total Investment in Time Deposit and Money Market Accounts			$7,112,949	$7,112,949
(3% of net asset value at fair value)

Total Investments[5]			$486,157,918	$440,549,994
(176% of net asset value at fair value)

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2013.
[2]	Reflects the fair market value of all investments as of December 31, 2013, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $486 million. The aggregate gross unrealized appreciation is approximately $15 million, the aggregate gross unrealized depreciation is approximately $61 million, and the net unrealized depreciation is approximately $46 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of December 31, 2013, this CLO Fund Security was not providing a dividend distribution.
[11]	As of December 31, 2013, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligations.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Three Months Ended March 31,
	2014	2013

Per Share Data:
Net asset value, at beginning of period	$7.51	$7.85
Net investment income[1]	0.24	0.22
Net realized gain (losses) from investments[1]	0.01	— [4]
Net change in unrealized depreciation on investments[1]	(0.15)	(0.01)
Net increase in net assets resulting from operations	0.10	0.21
Net increase in net assets resulting from distributions:
Net increase in net assets relating to stock-based transactions:
Issuance of common stock (not including dividend reinvestment plan)	— [4]	0.26
Issuance of common stock under dividend reinvestment plan	— [4]	0.01
Stock based compensation expense	0.01	—
Net increase in net assets relating to stock-based transactions	0.01	0.27
Net asset value, end of period	$7.62	$8.33
Total net asset value return[2]	1.5%	2.9%
Ratio/Supplemental Data:
Per share market value at beginning of period	$8.07	$9.19
Per share market value at end of period	$8.66	$10.77
Total market return[3]	7.3%	17.2%
Shares outstanding at end of period	33,340,607	31,936,480
Net assets at end of period	$254,102,611	$265,872,325
Portfolio turnover rate	8.1%	1.6%
Average par debt outstanding	$195,658,000	$101,400,000
Average par debt outstanding per share	5.9%	8.2%
Asset coverage ratio	228%	362%
Ratio of net investment income to average net assets	13.1%	11.7%
Ratio of total expenses to average net assets	9.2%	7.5%
Ratio of interest expense to average net assets	5.0%	3.8%
Ratio of non-interest expenses to average net assets	4.2%	3.7%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions, divided by the beginning net asset value per share.
[3]	Total market return equals the change in the ending market price over the beginning of period price per share plus distributions, divided by the beginning price.
[4]	Balance rounds to less than $0.01.

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

KCAP Financial, Inc. (“KCAP” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).

We have three principal areas of investment:

First, we originate, structure, and invest in senior secured term loans and mezzanine debt primarily in privately-held middle market companies (the “Debt Securities Portfolio”). In addition, from time to time we may invest in the equity securities of privately held middle market companies.

Second, we have invested in asset management companies (Katonah Debt Advisors and Trimaran Advisors, collectively the “Asset Manager Affiliates”) who manage collateralized loan obligations (“CLOs”).

Third, we invest in debt and subordinated securities issued by CLOs (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by our Asset Manager Affiliates, but from time-to-time we make investments in CLO Fund Securities managed by other asset managers. The CLOs typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the consolidated financial statements requires management to make significant estimates and assumptions including with respect to the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries KCAP Funding, Kolhberg Capital Funding LLC I, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of KCAP Senior Funding I, LLC have received security interests in the assets owned by KCAP Senior Funding I, LLC and such assets are not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate.

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

In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X promulgated by the SEC, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”), and Katonah X CLO Ltd. (“Katonah X CLO”) are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates, Katonah 2007-I CLO (pursuant to Rule 3-09) and Katonah X CLO (pursuant to Rule 4-08(g)) is set forth in Note 5 to these consolidated financial statements.

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services-Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and requires reporting entities to disclose information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. The Company adopted ASU 2013-08 during the three months ended March 31, 2014 as the amendments in ASU 2013-08 are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the first quarter of 2014, the Company provided $29 million of financial support in the form of investments in securities of portfolio companies to support their growth objectives. None of this support was contractually obligated. See also note 8 – Commitments and Contingencies. As of March 31, 2014, the Company holds loans it has made to 65 investee companies with aggregate principal amounts of $246 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Notes 4 (Investments) and (Fair Value Measurements). In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the three month period ended March 31, 2014, the Company did not make any such introductions or lead any syndicates.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Investment Income. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted/amortized into interest income over the life of the respective debt security using the effective yield method. The amortized cost of debt securities represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Generally, when interest and/or principal payments on a debt security become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the debt security on non-accrual status and will generally cease recognizing interest income on that debt security for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible.

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

The Company utilizes an independent valuation firm to provide an annual third-party review of the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. During the last review, the independent valuation firm concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow model for fair value purposes and that the inputs were being employed correctly.

The Company utilizes an independent valuation firm to provide third party valuation consulting services. Each quarter the independent valuation firm will perform third party valuations of the Company’s investments in material illiquid securities such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are considered as one of the relevant data inputs in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The Company relies on several techniques for valuing its portfolio of investments, including:

• “Enterprise Value” – when there is no liquid public market, the investment is carried at fair value based on the enterprise value of the portfolio company, which is determined using (i) valuation data from publicly traded comparables, and (ii) a discounted cash flow analysis based on projected performance of an investment.

• The “Income Approach” - the Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the subject assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets.

• The “Market Approach” – if market quotations are readily available, valuations are based upon the closing public market prices on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

• “Discounted Cash Flow” - a discounted cash flow model is based on the net present value of future cash flows, discounted at a rate appropriate for each cash flow.

Debt Securities. The Company values debt securities using primarily Enterprise Value, Income Approach and Market Approach.

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

Equity Securities. The Company’s equity securities in portfolio companies for which there is no liquid public market are carried at fair value based on the Enterprise Value of the portfolio company, which is determined using various factors, including EBITDA (earnings before interest, taxes, depreciation and amortization) and discounted cash flows from operations, less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. In the event market quotations are readily available for the Company’s equity securities in public companies, those investments may be valued using the Market Approach.

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

Asset Manager Affiliates. The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is primarily determined utilizing the Discounted Cash Flow approach, which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment (as described below). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

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

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt pay-down and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, a Discounted Cash Flow approach, (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested, or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds, a Market Approach. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on a security-by-security basis.

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

3. EARNINGS PER SHARE

In accordance with the provisions of ASC 260,“Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2014 and 2013 (unaudited):

	(unaudited)
	Three Months Ended March 31,
	2014	2013
Net increase in net assets resulting from operations	$3,441,590	$7,213,281
Net decrease in net assets allocated to unvested share awards	(28,183)	(7,935)
Interest on Convertible Notes	—	1,312,500
Amortization of Capitalized Costs on Convertible Notes	—	106,115
Net increase in net assets available to common stockholders	$3,413,407	$8,623,961
Weighted average number of common shares outstanding for basic shares computation	33,337,967	29,266,186
Effect of dilutive securities - stock options	11,949	15,689
Effect of dilutive Convertible Notes	—	7,353,828
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	$33,349,916	$36,635,703
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.10	$0.25
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.10	$0.24

Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Grants of restricted stock awards to the Company’s employees and directors are considered participating securities when there are earnings in the period and the earnings per share calculations include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation.

For the quarters ended March 31, 2014 and 2013, options to purchase 11,949 and 15,689 shares of common stock, respectively, were included in the computation of diluted earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months ended March 31, 2014 and 2013, the effects of the convertible notes are anti-dilutive and dilutive, respectively. For the year ended December 31, 2013, the effect of the convertible notes were anti-dilutive.

The if-converted method of computing the dilutive effects on convertible notes assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of March 31, 2014 the current conversion rate of the Convertible Notes is approximately 127.4733 shares of our common stock per $1,000 principal amount of the conversion rate, equivalent to a conversion price of approximately $7.84 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding or, at its option, settle the conversion in cash.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2014 and December 31, 2013:

	March 31, 2014 (unaudited)			December 31, 2013
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts²	$4,133,429	$4,133,429	2	$7,112,949	$7,112,949	3
Senior Secured Loan	159,596,442	152,797,023	59	175,021,272	168,188,453	67
Junior Secured Loan	57,494,889	54,978,035	22	50,831,407	48,443,384	19
Senior Unsecured Loan	27,000,000	27,000,000	11	23,000,000	23,000,000	9
First Lien Bond	2,948,836	2,385,000	1	2,948,332	2,546,400	2
Senior Subordinated Bond	4,268,289	4,268,550	2	1,037,707	1,051,540	—
Senior Unsecured Bond	10,896,631	11,085,303	4	10,855,804	11,381,100	5
Senior Secured Bond	1,518,123	1,619,550	1	1,519,072	1,619,550	1
CLO Fund Securities	101,169,147	77,747,524	31	101,696,950	79,452,220	32
Equity Securities	16,289,233	8,212,286	3	18,755,684	11,006,398	4
Preferred	10,054,444	10,657,711	4	10,000,000	10,600,000	4
Asset Manager Affiliates	83,924,720	74,075,000	29	83,378,741	76,148,000	30
Total	$479,294,183	$428,959,411	169%	$486,157,918	$440,549,994	176%

1     Calculated as a percentage of Net Asset Value.

2     Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014 (unaudited)			December 31, 2013³
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,241,598	$8,262,746	2%	$9,244,538	$8,100,895	3%
Asset Management Company[2]	83,924,720	74,075,000	29	83,378,741	76,148,000	30
Automotive	15,092,066	15,140,184	6	15,248,090	15,306,403	6
Banking, Finance, Insurance & Real Estate	30,106,699	30,073,375	12	4,190,265	4,299,050	2
Beverage, Food and Tobacco	30,678,942	30,891,888	12	33,758,684	34,026,889	14
Capital Equipment	11,448,449	11,861,307	5	11,450,641	11,792,925	5
Chemicals, Plastics and Rubber	2,914,899	2,913,300	1	2,921,597	2,906,601	1
CLO Fund Securities	101,169,147	77,747,524	30	101,696,950	79,452,220	33
Construction & Building	18,152,025	217,860	—	18,224,720	190,244	—
Consumer goods: Durable	—	1,273,772	1	7,713,071	9,751,622	4
Consumer goods: Non-durable	20,753,460	20,068,181	8	18,864,695	18,266,939	7
Energy: Oil & Gas	11,744,827	13,419,317	5	11,734,558	12,930,563	5
Environmental Industries	6,931,964	6,980,096	3	6,937,663	6,965,896	3
Finance	—	—	—	26,669,356	26,712,914	11
Healthcare & Pharmaceuticals	29,001,457	28,744,797	11	14,352,172	14,430,726	6
Healthcare, Education and Childcare	1,079,617	1,000	—	18,340,534	18,445,673	7
High Tech Industries	20,671,185	20,725,084	8	17,989,624	17,989,034	7
Hotel, Gaming & Leisure	3,817,517	3,418,987	1	3,825,126	3,466,520	1
Media: Advertising, Printing & Publishing	14,208,104	14,408,131	6	12,797,615	13,035,590	5
Media: Broadcasting & Subscription	9,699,508	9,667,758	4	9,853,341	9,915,921	4
Metals & Mining	228,563	1,000	—	228,563	1,000	—
Retail	1,378,742	1,283,542	1	3,364,579	3,325,032	1
Services: Business	9,162,252	9,161,651	4	2,984,555	2,999,791	1
Services: Consumer	4,627,502	4,637,023	2	4,065,671	3,001,899	1
Telecommunications	17,136,126	17,174,621	7	17,251,743	17,337,834	7
Time Deposit and Money Market Accounts[4]	4,133,429	4,133,429	2	7,112,949	7,112,949	3
Transportation: Cargo	16,076,036	16,699,547	7	16,030,051	16,643,254	7
Utilities: Electric	5,915,349	5,978,291	2	5,927,826	5,993,610	2
Total	$479,294,183	$428,959,411	169%	$486,157,918	$440,549,994	176%

[1]	Calculated as a percentage of net asset value.
[2]	Represents the Asset Manager Affiliates.
[3]	Certain prior year amounts have been reclassified to conform to the current year presentation.
[4]	Includes restricted cash held under employee benefit plans.

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

At March 31, 2014 and December 31, 2013, the total amount of non-qualifying assets was approximately 17% and 19% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 17% and 18% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 17% of its total assets on such dates).

At March 31, 2014 and December 31, 2013, the Company’s ten largest portfolio companies represented approximately 43% and 42%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates, which are its wholly-owned asset managers, represented 17% of the total fair value of the Company’s investments at both March 31, 2014 and December 31, 2013. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 19% and 18% of the total fair value of the Company’s investments at March 31, 2014 and December 31, 2013, respectively.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of March 31, 2014 (unaudited) and December 31, 2013, respectively:

	As of March 31, 2014 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$4,133,429	$—	$4,133,429
Debt securities	—	72,025,686	192,765,486	264,791,172
CLO Fund securities	—	—	77,747,524	77,747,524
Equity securities	—	—	8,212,286	8,212,286
Asset Manager Affiliates	—	—	74,075,000	74,075,000
Total	$—	$76,159,115	$352,800,296	$428,959,411

	As of December 31, 2013
	Level I	Level II	Level III	Total
Money market accounts	$—	$7,112,949	$—	$7,112,949
Debt securities	—	68,733,053	198,097,374	266,830,427
CLO Fund securities	—	—	79,452,220	79,452,220
Equity securities	—	—	11,006,398	11,006,398
Asset Manager Affiliates	—	—	76,148,000	76,148,000
Total	$—	$75,846,002	$364,703,992	$440,549,994

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

Values derived for debt and equity securities using comparable public/private companies utilize market-observable data from such comparables and specific, non-public and non-observable financial measures (such as earnings or cash flows) for the private, underlying company/issuer. Such non-observable company/issuer data is typically provided on a monthly or quarterly basis, is certified as correct by the management of the company/issuer and/or audited by an independent accounting firm on an annual basis. Since such private company/issuer data is not publicly available it is not deemed market-observable data and, as a result, such investment values are grouped as Level III assets.

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

	Three Months Ended March 31, 2014 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Transfers out of Level III¹	(17,598,201)	—	—	—	(17,598,201)
Transfers into Level III²	9,486,196	—	—	—	9,486,196
Net accretion of discount	53,815	66,083	—	—	119,898
Purchases	14,331,952	—	1,051,642	545,979	15,929,573
Sales / Paydowns	(4,840,848)	(593,887)	(3,516,700)	—	(8,951,435)
Total realized gain (loss) included in earnings	191,567	—	(1,393)	—	190,174
Total unrealized gain (loss) included in earnings	(6,956,369)	(1,176,892)	(327,662)	(2,618,979)	(11,079,902)
Balance, March 31, 2014	$192,765,486	$77,747,524	$8,212,286	$74,075,000	$352,800,296
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,001,369)	$(1,176,892)	$(327,662)	$(2,618,979)	$(11,124,902)

1Transfers out of Level III represent a transfer of $17,598,201 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2014

2Transfers into Level III represent a transfer of 9,486,196 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31,2014

	Year Ended December 31, 2013
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Transfers out of Level III¹	(2,783,195)	—	—	—	(2,783,195)
Transfers into Level III²	34,070,557	—	—	—	34,070,557
Net accretion of discount	174,977	216,443	—	217,212	608,632
Purchases	192,112,854	11,957,500	3,813,838	—	207,884,192
Sales/Paydowns	(70,461,486)	(623,403)	(2,882,107)	—	(73,966,996)
Total realized gain (loss) included in earnings	2,972,071	—	(551,636)	—	2,420,435
Total unrealized gain (loss) included in earnings	(9,853,810)	(15,355,827)	2,605,588	(1,311,212)	(23,915,261)
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(9,853,810)	$(15,355,827)	$2,605,588	$(1,311,212)	$(23,915,261)

1Transfers out of Level III represent a transfer of $2,783,195 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2013

2Transfers into Level III represent a transfer of $34,070,557 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2013.

As of March 31, 2014, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $76,159,115 as of March 31, 2014.

As of March 31, 2014, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$7,172,482	Enterprise Value	Average EBITDA Multiple/WAAC	8.5x/6.7% - 7.6x/14.3% (8.1x/10.0%)
	$185,375,144	Income Approach	Implied Discount Rate	2.1% - 9.4% (4.1%)
	$31,015	Options Value	Qualitative Inputs[1]
	$186,845	Recovery Approach	Qualitative Inputs[1]
Equity Securities	$8,208,286	Enterprise Value	Average EBITDA Multiple/WAAC	3.3x/10.0% - 7.6x/14.3% (6.2x/13.5%)
	$4,000	Options Value	Qualitative Inputs[1]
CLO Fund Securities	$45,654,074	Discounted Cash Flow	Discount Rate	11% (11%)
			Probability of Default	2% - 15% (2.6%)
			Loss Severity	20% - 30% (20.5%)
			Recovery Rate	70% - 80% (79.5%)
			Prepayment Rate	30% (30%)
	$32,093,450	Market Approach	Third Party Quote	75.5 – 93 (88.7)
Asset Manager Affiliate	$74,075,000	Discounted Cash Flow	Discount Rate	1.99 - 7.78 (6.77)
Total Level III Investments	$352,800,296

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

Significant unobservable inputs used in the fair value measurement of the Company’s CLO Fund securities include default rates, recovery rates, prepayment rates, spreads, and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterization of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. The Company evaluates the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented. Significant increases or decreases in probability of default and loss severity inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default. Significant increases or decreases in the discount rate in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable input used in the fair value measurement of the Asset Manager Affiliates is the discount rate used to present value prospective cash flows. Prospective revenues are generally based on a fixed percentage of the par value of CLO Fund assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the fees earned by the Asset Manager Affiliates are generally not subject to market value fluctuations in the underlying collateral. The discounted cash flow model incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Significant increases or decreases in such discount rate would result in a significantly lower or higher fair value measurement.

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At March 31, 2014 and December 31, 2013, the Asset Manager Affiliates had approximately $3.0 billion and $3.2 billion, respectively, of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $74 million and $76 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net operating income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, five managed funds made incentive fee distributions during the quarter ended March 31, 2014.

The net income that the Asset Manager Affiliates generate through their operations may be distributed to the Company. Any distributions of the Asset Manager Affiliates’ net income are recorded as “Dividends from Asset Manager Affiliates” and are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates on the Company’s statement of operations. For the three months ended March 31, 2014, the Asset Manager Affiliates declared distributions of $3.0 million to the Company which was included in accounts receivable as of March 31, 2014.

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology.

As a result of the consolidation of the CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring the following additional disclosures. In addition, Katonah 2007-I CLO and Katonah X CLO qualify as “significant subsidiaries” of the Company and the Company is also required to make the additional disclosures about them below. These disclosures regarding the Asset Manager Affiliates and Katonah 2007-I CLO and Katonah X CLO do not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2014	December 31, 2013
Investments of CLO Funds, at fair value	$2,800,248,201	$2,964,229,086
Restricted cash of CLO Funds	223,264,573	278,813,923
Total assets	3,068,014,753	3,299,810,068
CLO Fund liabilities at fair value	2,885,936,474	3,079,835,713
Total liabilities	2,953,425,158	3,176,654,741
Total Asset Manager Affiliates equity	40,782,843	38,855,099
Appropriated retained earnings of consolidated VIEs	76,841,811	84,300,228

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2014	2013
Interest income - investments of CLO Funds	$27,684,485	$33,267,427
Total income	30,388,785	36,311,272
Interest expense of CLO Fund liabilities	24,525,198	29,772,085
Total expenses	30,906,163	34,844,224
Net realized and unrealized gains (losses)	(4,718,488)	(9,478,937)
Net loss attributable to noncontrolling interests in consolidated Variable Interest Entities	(7,458,418)	(9,171,141)
Net income attributable to Asset Manager Affiliates	1,346,460	762,649

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2014	December 31, 2013
Total investments at fair value	$315,959,003	$310,427,788
Cash	9,793,137	15,260,243
Total assets	326,380,541	326,362,942
CLO Debt at fair value	315,117,859	314,549,615
Total liabilities	322,334,041	320,828,003
Total Net Assets	4,046,500	5,534,939

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2014	2013
Interest income from investments	$2,992,131	$3,225,687
Total income	3,297,648	3,386,608
Interest expense	2,793,908	2,993,892
Total expenses	3,116,987	3,270,996
Net realized and unrealized losses	(1,669,100)	(1,759,451)
Decrease in net assets resulting from operations	(1,488,439)	(1,643,839)

Katonah X CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2014	December 31, 2013
Total investments at fair value	$371,104,906	$408,698,814
Cash	28,249,249	26,050,568
Total assets	400,389,122	435,799,911
CLO Debt at fair value	382,224,287	416,405,403
Total liabilities	383,420,327	417,800,701
Total Net Assets	16,968,795	17,999,210

Katonah X CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2014	2013
Interest income from investments	$3,727,983	$5,004,259
Total income	3,922,489	5,356,117
Interest expense	2,645,548	4,737,682
Total expenses	3,850,597	5,425,919
Net realized and unrealized losses	(1,102,305)	(1,136,684)
Decrease in net assets resulting from operations	(1,030,414)	(1,206,486)

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by its sole member, Commodore Holding, L.L.C., in exchange for shares of the KCAP Financial’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the code and resulted in tax goodwill of approximately $22.8 million which will be amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period.

Related Party Transactions

On November 20, 2012, the Company entered into a senior credit agreement (the “Senior Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide the capital necessary to support one or more of Trimaran Advisors’ warehouse lines and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Senior Credit Facility had an expiration date of November 20, 2017 and bore interest at an annual rate of 9.0%. On December 27, 2012, the Senior Credit Facility was terminated and there are no borrowings outstanding.

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At March 31, 2014, there was $23 million outstanding under the Trimaran Credit Facility, which is included in the Company’s Schedule of Investments. For the three months ended March 31, 2014, the Company recognized interest income of $517,500 related to the Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2014 (unaudited)	As of December 31, 2013
Convertible Notes, due March 15, 2016	$49,008,000	$49,008,000
7.375% Notes Due 2019	$41,400,000	$41,400,000
Notes Issued by KCAP Senior Funding I, LLC (net of discount: 2014 - $3,065,627; 2013 - $3,139,780)	$102,293,250	$102,184,373

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2014 were 5.08% and 7.17 years, respectively, and as of December 31, 2013 were 5.08% and 7.43 years, respectively.

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

The Convertible Notes are convertible into shares of Company’s common stock. As of March 31, 2014 the conversion rate was 127.4733 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.84 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the facility on an effective yield method, of which approximately $846,000 remains to be amortized, as recorded on the consolidated balance sheets in other assets. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the three months ended March 31, 2014 there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

For the three months ended March 31, 2014 and 2013, interest expense related to the Convertible Notes was $1.1 million and $1.3 million, respectively.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At March 31, 2014, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $58.3 million at March 31, 2014. The fair value was determined based on an indicative closing price as of March 31, 2014. The Convertible Notes are categorized as Level III following ASC 820 Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019. The net proceeds for these Notes, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are senior unsecured obligations of the Company. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2014, the Company was in compliance with all of its debt covenants.

For both of the three month periods ended March 31, 2014 and 2013, interest expense related to the 7.375% Notes Due 2019 was $763,000.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.2 million remains to be amortized, as recorded on the consolidated balance sheets in other assets.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $43 million at March 31, 2014. The fair value was determined based on the closing price on March 31, 2014 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under ASC 820 Fair Value.

KCAP Senior Funding I, LLC (Debt Securitization)

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

As of March 31, 2014, there were 47 investments in portfolio companies with a total fair value of approximately $133 million, collateralizing the secured notes of the Issuer. At March 31, 2014, there were unamortized issuance costs of approximately $3.5 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $3.0 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period ended March 31, 2014, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $1.0 million consisting of stated interest expense of approximately $770,000, accreted discount of approximately $109,000, and deferred debt issuance costs of approximately $127,000. As of March 31, 2014 the stated interest charged under the securitization was based on current three month LIBOR, which was 0.24%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense (1)
KCAP Senior Funding LLC Class A-1 Notes	1.74%	150	$257,125
KCAP Senior Funding LLC Class B-1 Notes	3.49%	325	60,144
KCAP Senior Funding LLC Class C-1 Notes	4.49%	425	85,993
KCAP Senior Funding LLC Class D-1 Notes	5.49%	525	94,644
Total			$497,906

(1) Stated Interest Rate and Stated Interest Expense will vary based upon prevailing 3 month LIBOR as of the reset date. Stated Interest Expense amounts above represent the amounts payable and accrual at March 31, 2014 using prevailing rates.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, and D-1 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 77,250,000	$ 9,000,000	$ 10,000,000	$ 9,000,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A-1, B-1, C-1 and D-1 Notes are as follows:

	As of
	March 31, 2014
	(unaudited)
	Principal Amount	Carrying Value	Fair Value
KCAP Senior Funding LLC Class A-1 Notes	$77,250,000	$75,079,844	$75,511,875
KCAP Senior Funding LLC Class B-1 Notes	9,000,000	8,747,166	8,685,000
KCAP Senior Funding LLC Class C-1 Notes	10,000,000	9,719,074	9,550,000
KCAP Senior Funding LLC Class D-1 Notes	9,000,000	8,747,166	8,550,000
Total	$105,250,000	$102,293,250	$102,296,875

Fair Value of KCAP Senior Funding-I.   The Company carries the KCAP Senior Funding-I Notes at cost, net of unamortized discount of $2,956,750. The fair value of the KCAP Senior Funding-I Notes was approximately $102.3 million at March 31, 2014. The fair values were determined based on third party indicative values. The KCAP Senior Funding-I Notes are categorized as Level III under ASC 820 Fair Value.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2014). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a US federal excise tax for the calendar year 2014.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
(unaudited)

Net increase in net assets resulting from operations	$3,441,590
Net change in unrealized depreciation from investments	4,726,848
Excess capital gains over capital losses	(309,581)
Income not on GAAP books currently taxable	42,099
Income not currently taxable	(35,867)
Expenses not currently deductible	189,873
Taxable income before deductions for distributions	$8,054,962
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.24
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.24

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

Distributions to shareholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The tax character of distributions paid during the three months ended March 31, 2014 and the year ended December 31, 2013 was as follows:

	As of March 31,	As of December 31,
	2014	2013
Distributions paid from:
Ordinary income	$8,054,962	$29,296,146
	8,054,962	29,296,146
Tax Return of Capital	177,030	5,864,993
Total	$8,231,992	$35,161,139

As of March 31, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	As of March 31,	As of December 31,
	2014	2013

Distributable ordinary income	$1,367,463	$1,223,060
Capital loss carryforward	66,052,127	66,361,708
Net unrealized depreciation	(50,334,774)	(45,607,926)

On March 21, 2014 the Company’s Board of Directors declared a distribution to shareholders of $0.25 per share for a total of $8.3 million. The record date was April 4, 2014 and the distribution was made on April 25, 2014.

At March 31, 2014, the Company had a net capital loss carryforward of $66 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

The Company adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2007. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (the last three fiscal years) or expected to be taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2014, the Company had no outstanding commitments to make investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2014 and 2013, the Company issued 8,484 and 23,572 shares, respectively, of common stock under its dividend reinvestment plan. As of March 31, 2014 and December 31, 2013, there were 272,998 shares of unvested restricted shares. There were no grants, forfeitures, or vesting activity during the first quarter of 2014. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. The total number of shares of the Company’s common stock issued and outstanding as of March 31, 2014 and December 31, 2013 was 33,340,607 and 33,332,123, respectively.

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

Stock Options

On June 10, 2011, the Company’s shareholders approved the Amended and Restated Non-Employee Director Plan (the “Non-Employee Director Plan”). Accordingly, the annual grant of options to non-employee directors has been discontinued and replaced with an annual grant of shares of restricted stock as partial annual compensation for the services of the non-employee directors.

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2013 through March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2013	60,000	$7.24
Granted	—	—
Exercised	(10,000)	—
Forfeited	—	—
Options outstanding at December 31, 2013	50,000	$7.72	5.4	$127,600
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2014	50,000	$7.72	5.1	$151,200

Total vested at March 31, 2014	50,000	$7.72	5.1

[1]	Represents the difference between the market value of shares of the Company on March 31, 2014 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2014 and 2013, the Company did not recognize any non-cash compensation expense related to stock options. At March 31, 2014, the Company had no remaining compensation cost related to unvested stock based awards.

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

On May 5, 2013, the Company’s Board of Directors approved the grant of 240,741 shares of restricted stock to the employees of the Company as partial compensation for their services. 50% of such awards vested on the third anniversary of the grant date and the remaining 50% of the shares vested on the fourth anniversary of the grant date.

On June 14, 2013, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors. 50% of such awards vested on the grant date, and 50% vested on the first anniversary of the grant date.

There were no grants, vesting or forfeitures of restricted stock during the three months ended March 31, 2014 and as of March 31, 2014 there were 272,998 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2013 through March 31, 2014 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2013	32,257
Granted	245,741
Vested	(5,000)
Forfeited	—
Non-vested shares outstanding at December 31, 2013	272,998
Granted	—
Vested	—
Forfeited	—
Outstanding at March 31, 2014	272,998

Total non-vested shares at March 31, 2014	272,998

For the three months ended March 31, 2014, non-cash compensation expense related to restricted stock was approximately $188,000; of this amount approximately $96,000 was expensed at the Company, and approximately $92,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended March 31, 2013, non-cash compensation expense related to restricted stock was approximately $21,000; of this amount approximately $15,000 was expensed at the Company and approximately $6,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2014, the company had approximately $1.0 million of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 3.1 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $20,000 and $11,000 was expensed during the three months ended March 31, 2014 and 2013, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $64,000 and $45,000 was expensed during the three months ended March 31, 2014 and 2013, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

During the second quarter of 2014, the Company’s wholly owned portfolio company, Trimaran Advisors, L.L.C., closed Catamaran CLO 2014-1 Ltd., a $468 million Collateralized Loan Obligation fund. Trimaran will serve as the investment manager for the CLO, and KCAP invested approximately $12.5 million across certain junior tranches of notes issued by the fund.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “KCAP Financial,” “Company,” “we,” “us,” and “our” refer to KCAP Financial, Inc., and its wholly-owned subsidiaries.

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of KCAP Financial, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of funds under our credit facility, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

From our Asset Manager Affiliates investment, we expect to receive recurring dividend distributions and to generate capital appreciation through the addition of new collateralized loan obligation funds (“CLO Funds”) to manage. The Asset Manager Affiliates manage CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively the Asset Manager Affiliates have approximately $3.0 billion of par value assets under management as of March 31, 2014. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

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

We have elected to be treated for U.S. federal income tax purposes as a Registered Investment Company (“RIC”) and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at March 31, 2014 was $7.62. On March 31, 2014, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $8.66.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2014 (unaudited) and for the year ended December 31, 2013 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2012	$111,037,882	$83,257,507	$8,020,716	$77,242,000	$279,558,105
2013 Activity:
Purchases / originations /draws	232,226,295	11,957,500	3,813,838	217,212	248,214,845
Pay-downs / pay-offs / sales	(80,089,537)	(623,403)	(2,882,106)	—	(83,595,046)
Net accretion of interest	238,554	216,444	—	—	454,998
Net realized losses	(11,538,868)	—	(551,636)	—	(12,090,504)
Increase (decrease) in fair value	14,956,101	(15,355,828)	2,605,586	(1,311,212)	894,647
Fair Value at December 31, 2013	266,830,427	79,452,220	11,006,398	76,148,000	433,437,045
Purchases / originations /draws	27,232,389	—	1,051,643	545,979	28,830,011
Pay-downs / pay-offs / sales	(29,019,009)	(593,887)	(3,516,700)	—	(33,129,596)
Net accretion of interest	39,706	66,083	—	—	105,789
Net realized gains (losses)	310,974	—	(1,393)	—	309,581
Decrease in fair value	(603,315)	(1,176,892)	(327,662)	(2,618,979)	(4,726,848)
Fair Value at March 31, 2014	$264,791,172	$77,747,524	$8,212,286	$74,075,000	$424,825,982

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

The following table shows the Company’s portfolio by security type at March 31, 2014 and December 31, 2013:

	March 31, 2014 (unaudited)			December 31, 2013
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts²	4,133,429	4,133,429	2	7,112,949	7,112,949	3
Senior Secured Loan	159,596,442	152,797,023	59	175,021,272	168,188,453	67
Junior Secured Loan	57,494,889	54,978,035	22	50,831,407	48,443,384	19
Senior Unsecured Loan	27,000,000	27,000,000	11	23,000,000	23,000,000	9
First Lien Bond	2,948,836	2,385,000	1	2,948,332	2,546,400	2
Senior Subordinated Bond	4,268,289	4,268,550	2	1,037,707	1,051,540	—
Senior Unsecured Bond	10,896,631	11,085,303	4	10,855,804	11,381,100	5
Senior Secured Bond	1,518,123	1,619,550	1	1,519,072	1,619,550	1
CLO Fund Securities	101,169,147	77,747,524	31	101,696,950	79,452,220	32
Equity Securities	16,289,233	8,212,286	3	18,755,684	11,006,398	4
Preferred	10,054,444	10,657,711	4	10,000,000	10,600,000	4
Asset Manager Affiliates	83,924,720	74,075,000	29	83,378,741	76,148,000	30
Total	$479,294,183	$428,959,411	169%	$486,157,918	$440,549,994	176%

1 Calculated as a percentage of Net Asset Value.

2 Includes restricted cash held under employee benefit plans.

At March 31, 2014 and December 31, 2013, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.6% and 7.3%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at March 31, 2014 was spread across 24 different industries and 93 different entities with an average balance per entity of approximately $3.8 million. As of March 31, 2014, all but four of our portfolio companies were current on their debt service obligations.

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

At March 31, 2014, our ten largest portfolio companies represented approximately 43% of the total fair value of our investments. Our largest investment, the Asset Manager Affiliate, which are our wholly-owned portfolio companies represented 17% of the total fair value of our investments. Excluding the Asset Manager Affiliates and CLO Fund Securities, our ten largest portfolio companies represent approximately 19% of the total fair value of our investments.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014 (unaudited)			December 31, 2013³
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,241,598	$8,262,746	2%	$9,244,538	$8,100,895	3%
Asset Management Company[2]	83,924,720	74,075,000	29	83,378,741	76,148,000	30
Automotive	15,092,066	15,140,184	6	15,248,090	15,306,403	6
Banking, Finance, Insurance & Real Estate	30,106,699	30,073,375	12	4,190,265	4,299,050	2
Beverage, Food and Tobacco	30,678,942	30,891,888	12	33,758,684	34,026,889	14
Capital Equipment	11,448,449	11,861,307	5	11,450,641	11,792,925	5
Chemicals, Plastics and Rubber	2,914,899	2,913,300	1	2,921,597	2,906,601	1
CLO Fund Securities	101,169,147	77,747,524	30	101,696,950	79,452,220	33
Construction & Building	18,152,025	217,860	—	18,224,720	190,244	—
Consumer goods: Durable	—	1,273,772	1	7,713,071	9,751,622	4
Consumer goods: Non-durable	20,753,460	20,068,181	8	18,864,695	18,266,939	7
Energy: Oil & Gas	11,744,827	13,419,317	5	11,734,558	12,930,563	5
Environmental Industries	6,931,964	6,980,096	3	6,937,663	6,965,896	3
Finance	—	—	—	26,669,356	26,712,914	11
Healthcare & Pharmaceuticals	29,001,457	28,744,797	11	14,352,172	14,430,726	6
Healthcare, Education and Childcare	1,079,617	1,000	—	18,340,534	18,445,673	7
High Tech Industries	20,671,185	20,725,084	8	17,989,624	17,989,034	7
Hotel, Gaming & Leisure	3,817,517	3,418,987	1	3,825,126	3,466,520	1
Media: Advertising, Printing & Publishing	14,208,104	14,408,131	6	12,797,615	13,035,590	5
Media: Broadcasting & Subscription	9,699,508	9,667,758	4	9,853,341	9,915,921	4
Metals & Mining	228,563	1,000	—	228,563	1,000	—
Retail	1,378,742	1,283,542	1	3,364,579	3,325,032	1
Services: Business	9,162,252	9,161,651	4	2,984,555	2,999,791	1
Services: Consumer	4,627,502	4,637,023	2	4,065,671	3,001,899	1
Telecommunications	17,136,126	17,174,621	7	17,251,743	17,337,834	7
Time Deposit and Money Market Accounts[4]	4,133,429	4,133,429	2	7,112,949	7,112,949	3
Transportation: Cargo	16,076,036	16,699,547	7	16,030,051	16,643,254	7
Utilities: Electric	5,915,349	5,978,291	2	5,927,826	5,993,610	2
Total	$479,294,183	$428,959,411	169%	$486,157,918	$440,549,994	176%

1 Calculated as a percentage of net asset value.

2 Represents the Asset Manager Affiliates.

3 Certain prior year amounts have been reclassified to conform to the current year presentation.

4 Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2014, we had approximately $78 million invested in CLO Fund Securities, including those issued by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of March 31, 2014 and December 31, 2013 are as follows:

			March 31, 2014		December 31, 2013
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,717,004	$711,978	$4,715,553	$1,052,164
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,607,836	475,000	1,618,611	325,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,487,193	1,442,994	4,499,793	1,478,978
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,384,505	1,300,072	3,390,005	1,230,731
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,014,687	745,431	2,023,287	829,739
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,742,686	5,463,221	11,770,993	5,932,163
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	31,051,393	26,841,026	31,064,973	27,758,379
Katonah 2007-I CLO Ltd.[2]	Class B-2L Notes	100.0	1,305,288	9,810,000	1,300,937	9,740,000
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	3,531,200	2,674,364	3,542,300	2,519,210
Trimaran CLO V, Ltd.[2]	Subordinated Notes	20.8	2,715,100	1,775,415	2,721,500	1,844,276
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	2,774,800	1,889,787	2,784,200	1,981,948
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	3,130,600	2,333,786	3,133,900	2,513,261
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	8,984,300	6,749,700	8,943,900	6,846,520
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	42.9	3,869,455	4,190,000	3,843,398	4,200,001
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	9,353,900	8,370,000	9,960,400	8,225,100
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	3,179,200	2,973,750	3,063,200	2,973,750
Total			$101,169,147	$77,747,524	$101,696,950	$79,452,220

1 Represents percentage of class held.

2 A CLO Fund managed by an Asset Manager Affiliate.

3 As of March 31, 2014, this CLO Fund security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of March 31, 2014, our Asset Manager Affiliates had approximately $3.0 billion of par value of assets under management on which they earn management fees, and were valued at approximately $74 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition our Asset Manager Affiliates are currently receiving incentive fees from five funds.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2014 and 2013.

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

Dividends and Interest from Investments in CLO Fund Securities. We generate dividend income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds managed by our Asset Manager Affiliates and selective investments in securities issued by CLO Funds managed by other asset management companies. CLO Funds managed by our Asset Manager Affiliates and those managed by non-affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by its Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates.” in its consolidated financial statements. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

For non-junior class CLO Fund securities, such as our investment in the class B-2L notes of the Katonah 2007-I CLO of Class F notes of the Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

Dividends from Asset Manager Affiliates. We generate dividend income from our investment in our Asset Manager Affiliates, which are wholly-owned and managed CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended March 31, 2014 and 2013 was approximately $13 million and $11 million, respectively. Of these amounts, approximately $5.2 million and $2.5 million was attributable to interest income on our debt securities portfolio. Increases in interest income from 2013 to 2014 were due to higher average invested assets stemming primarily from capital raising activities.

The weighted average yield on the performing investments debt securities portfolio was 7.6%, and 7.3%, as of March 31, 2014 and December 31, 2013, respectively.

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

For the three months ended March 31, 2014 and 2013, approximately $4.9 million and $5.9 million, respectively, of dividend income was attributable to investments in CLO Fund securities. Dividends from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of income on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Distributions from our Asset Manager Affiliates are recorded as “Dividends from Asset Manager Affiliates” in our Statement of Operations. For both the three months ended March 31, 2014 and 2013, we recognized dividend income of $3.0 million from the Asset Manager Affiliates.

The Asset Manager Affiliates are expected to pay future dividends to the Company based upon their operating cash flow, which generally will be dependent upon the maintenance and growth in their assets under management. The change in fair value of our investment in our Asset Manager Affiliates was approximately a decrease of $2.1 million as of March 31, 2014 and an increase of $3.1 million as of March 31, 2013. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value assets under management by our Asset Manager Affiliates was $3.0 billion and $3.2 billion as of March 31, 2014 and December 31, 2013, respectively.

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

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and, the base index rate for the period. Debt issuance costs represent fees, and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

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

Total expenses for the three months ended March 31, 2014 and 2013 were approximately $5.5 million and $4.4 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $3.0 million and $2.3 million, respectively, on average debt outstanding of $196 million and $101 million, respectively.

For the three months ended March 31, 2014 and 2013, approximately $1.3 million and $910,000, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. The increase in compensation expense results from higher performance-based compensation and benefit plan expenses, as well as an increase in employee headcount. For the three months ended March 31, 2014 and 2013, respectively, professional fees and insurance expenses totaled approximately $807,000 and $771,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $468,000 and $506,000 for the three months ended March 31, 2014 and 2013, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2014, net investment income and net realized gains were approximately $8.2 million, or $0.25 per share. For the three months ended March 31, 2013, net investment income and net realized losses were approximately $6.9 million or $0.23 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the three months ended March 31, 2014, net investment income was approximately $7.9 million, or $0.24 per share.

Generally, we seek to fund our distributions from net investment income. For the three months ended March 31, 2014, total distributions were $8.2 million, or $.25 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2014, our total investments had net unrealized depreciation of approximately $4.7 million. During the three months ended March 31, 2013, our total investments had net unrealized appreciation of approximately $350,000. For the three months ended March 31, 2014, our Asset Manager Affiliates had net unrealized depreciation of approximately $2.6 million. For the three months ended March 31, 2013, our Asset Manager Affiliates had net unrealized appreciation of approximately $3.1 million. For the three months ended March 31, 2014, our middle market portfolio of debt securities and equity securities had net unrealized depreciation of approximately $900,000, compared with net unrealized appreciation of $2.2 million during the first quarter of 2013. For the three months ended March 31, 2014, our CLO Fund securities had net unrealized depreciation of approximately $1.2 million compared with net unrealized depreciation of $4.9 million during the first quarter of 2013.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2014 was $3.4 million, or $0.10 per share. Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2013 was $7.2 million, or $0.25 per share.

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

As of March 31, 2014 and December 31, 2013 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2014	December 31, 2013
Cash	$3,277,748	$3,433,675
Money Market Accounts	4,133,429	7,112,949
Senior Secured Loan	152,797,023	168,188,453
Junior Secured Loan	54,978,035	48,443,384
Senior Unsecured Loan	27,000,000	23,000,000
First Lien Bond	2,385,000	2,546,400
Senior Subordinated Bond	4,268,550	1,051,540
Senior Secured Bond	1,619,550	1,619,550
Senior Unsecured Bond	11,085,303	11,381,100
CLO Fund Securities	77,747,524	79,452,220
Equity Securities	8,212,286	11,006,398
Preferred	10,657,711	10,600,000
Asset Manager Affiliates	74,075,000	76,148,000
Total	$432,237,159	$443,983,669

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2014, we had approximately $193 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 228%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of March 31, 2014, the conversion rate was 127.4733 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.84 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or settle the conversion cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the three months ended March 31, 2014, there were no realized losses on extinguishment of debt. For the year ended December 31, 2013 total realized losses on extinguishment of debt were approximately $537,000. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

In February 2012, the Company entered into a Note Purchase Agreement, under which it was able to obtain up to $30 million in financing (the “Facility”). The Facility was terminated on November 4, 2013 and remaining unamortized capitalized costs of approximately $203,000 related to the Facility were written-off and are included in Realized Losses on Extinguishments of Debt.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage tests applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. At March 31, 2014, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

On June 18, 2013, KCAP Senior Funding I, LLC, or Issuer, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. These junior notes eliminate in consolidation and the remaining notes with a par value of $105 million, net of $3.0 million of unamortized discount, are reflected on our consolidated balance sheet. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

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

Stockholder Distributions

We intend to continue to distribute quarterly distributions to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary net taxable income for the calendar year;

•	98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and

•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

The amount of our declared distributions, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses). Generally, we seek to fund our distributions from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. Distributions to our stockholders during 2013 and 2012 included $5.8 million and $1.3 million, respectively, of tax-basis return of capital.

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year, which approximates our estimated net investment income for the specified quarter, including income distributed from the Asset Manager Affiliates received by the Company, if any.

	Dividend	Declaration Date	Record Date	Pay Date
2014:
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014
Total declared in 2014	$0.25

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013
Total declared in 2013	$1.06

2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012
Total declared in 2012	$0.94

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2014 and December 31, 2013, we did not have any such outstanding commitments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$192,701,250	$—	$49,008,000	$—	$143,693,250

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our consolidated financial statements, contained elsewhere herein: Significant Accounting Policies — Investments.

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

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

See Note 4 to the consolidated financial statements for the additional information about the level of market observability associated with investments carried at fair value.

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the consolidated financial statements: “Significant Accounting Policies — Investments”).

ASC 820: Fair Value establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

•	Level I –Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by ASC 820: Fair Value, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

•	Level II –Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

•	Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2014, four issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2013, five issuers representing less than 1% of our total investments at fair value were on non-accrual status.

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

Payment in Kind Interest

We may have loans in our portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be distributed to stockholders in the form of cash dividends, even though the Company has not yet collected any cash.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2014, approximately 83.6% of our loans at fair value in our portfolio were at floating rates with a spread to an interest rate index such as LIBOR or the prime rate. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2014, we had $195.7 million of borrowings outstanding at a weighted average rate of 5.08%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2014 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical increase of a 1% change in interest rates would correspondingly increase net interest income proportionately by approximately $607,000 over a one-year period. Conversely, a hypothetical decrease of a 1% change in interest rates would correspondingly decrease net interest income proportionately by approximately $41,000 over a one-year period.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2014.

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

Item 4.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 21, 2014, our Board of Directors elected to not renew their engagement of Grant Thornton LLP as the Company’s independent registered public accounting firm. The Board’s decision was recommended by the Audit Committee of the Board.

Grant Thornton’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2013, 2012 and 2011 through March 21, 2014, there were no (a) disagreements with Grant Thornton LLP on any matter of accounting principles or practices, consolidated financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of such disagreements in its reports on the consolidated financial statements for such years or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

On March 26, 2014, our Board of Directors engaged, upon the recommendation of the Audit Committee of the Board, Ernst & Young LLP (“EY”) to serve as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2014, subject to ratification by our stockholders. EY’s engagement was ratified by the Company’s shareholders on May 5, 2014.

Item 5.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2014, we issued a total of 8,484 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended March 31, 2014, the aggregate value of the shares of our common stock issued under our DRIP was approximately $68,043.

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

KCAP FINANCIAL, INC.

Date: May 7, 2014	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Submitted herewith.

