Form 10-Q
period 2014-06-30
KCAP Financial, Inc.
filed 2014-08-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of common stock of the registrant as of August 4, 2014 was 33,721,488.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2014	As of December 31, 2013
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2014 - $5,610,941; 2013 - $7,112,949)	$5,610,941	$7,112,949
Debt securities (cost: 2014 - $263,906,927; 2013 - $275,213,594)	256,023,078	266,830,427
CLO Fund securities managed by affiliates (cost: 2014 - $101,293,076; 2013 - $88,979,585)	87,549,239	75,100,306
CLO Fund securities managed by non-affiliates (cost: 2014 - $12,455,827; 2013 - $12,717,365)	4,181,659	4,351,914
Equity securities (cost: 2014 - $16,289,233; 2013 - $18,755,684)	8,758,971	11,006,398
Asset Manager Affiliates (cost: 2014 - $83,924,720; 2013 - $83,378,741)	75,302,000	76,148,000
Total Investments at Fair Value (cost: 2014 - $483,480,724; 2013 - $486,157,918)	437,425,888	440,549,994
Cash	2,310,589	3,433,675
Restricted cash	4,777,960	4,078,939
Interest receivable	2,040,077	2,032,559
Receivable for open trades	2,943,835	—
Due from affiliates	3,218,927	3,125,259
Other assets	5,853,972	5,951,962
Total Assets	$458,571,248	$459,172,388

LIABILITIES
Convertible Notes	$49,008,000	$49,008,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: 2014 - $2,847,139; 2013 - $3,065,627)	102,402,861	102,184,373
Payable for open trades	3,940,000	3,980,000
Accounts payable and accrued expenses	3,306,332	3,897,291
Shareholder distribution payable	—	8,333,031
Total Liabilities	200,057,193	208,802,695

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 33,725,223 and 33,332,123 common shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	337,252	333,472
Capital in excess of par value	371,640,022	370,929,615
Accumulated undistributed (excess distribution) net investment income	1,530,282	(6,102,017)
Accumulated net realized losses	(68,417,904)	(68,662,689)
Net unrealized depreciation on investments	(46,575,597)	(46,128,688)
Total Stockholders' Equity	258,514,055	250,369,693
Total Liabilities and Stockholders' Equity	$458,571,248	$459,172,388
NET ASSET VALUE PER COMMON SHARE	$7.67	$7.51

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investment Income:
Interest from investments in debt securities	$5,173,514	$2,997,246	$10,420,750	$5,475,265
Interest from cash and time deposits	724	3,026	1,510	7,738
Distributions from investments in CLO Fund securities managed by affiliates	4,451,626	4,557,531	9,087,864	10,038,183
Distributions from investments in CLO Fund securities managed by non-affiliates	464,734	323,790	740,304	747,664
Distributions from Asset Manager Affiliates	3,000,000	3,300,000	6,000,000	6,300,000
Capital structuring service fees	125,116	52,753	352,199	59,326
Total investment income	13,215,714	11,234,346	26,602,627	22,628,176
Expenses:
Interest and amortization of debt issuance costs	2,893,806	2,250,063	5,883,972	4,510,309
Compensation	1,227,651	1,110,409	2,490,088	2,020,122
Professional fees	545,913	652,644	1,217,123	1,294,971
Insurance	111,507	126,632	247,467	255,348
Administrative and other	399,315	513,085	867,597	1,019,556
Total expenses	5,178,192	4,652,833	10,706,247	9,100,306
Net Investment Income	8,037,522	6,581,513	15,896,380	13,527,870
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) gains from investment transactions	(64,797)	(1,562,529)	244,785	(1,645,466)
Net change in unrealized (depreciation) appreciation on:
Debt securities	1,102,632	124,466	499,319	2,410,992
Equity securities	546,686	1,064,379	219,023	998,942
CLO Fund securities managed by affiliates	1,015,474	(3,768,238)	135,445	(8,347,397)
CLO Fund securities managed by non-affiliates	388,145	(820,826)	91,283	(1,188,235)
Asset Manager Affiliates investments	1,227,000	6,910,060	(1,391,979)	9,985,399
Total net change in unrealized appreciation (depreciation)	4,279,937	3,509,841	(446,909)	3,859,701
Net realized and unrealized appreciation (depreciation) on investments	4,215,140	1,947,312	(202,124)	2,214,235
Net Increase In Stockholders’ Equity Resulting From Operations	$12,252,662	$8,528,825	$15,694,256	$15,742,105
Net Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.37	$0.26	$0.47	$0.51
Diluted:	$0.34	$0.25	$0.45	$0.48
Net Investment Income Per Common Share:
Basic:	$0.24	$0.20	$0.48	$0.43
Diluted:	$0.24	$0.20	$0.46	$0.42
Weighted Average Shares of Common Stock Outstanding—Basic	33,405,189	33,040,155	33,371,764	31,163,596
Weighted Average Shares of Common Stock Outstanding—Diluted	39,723,264	39,395,124	39,689,884	38,022,742

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30,
	2014	2013

Operations:
Net investment income	$15,896,380	$13,527,870
Net realized gains (losses) from investment transactions	244,785	(1,645,466)
Net change in unrealized (depreciation) appreciation on investments	(446,909)	3,859,701
Net increase in net assets resulting from operations	15,694,256	15,742,105
Stockholder distributions:
Distribution of net investment income	(7,858,857)	(6,946,356)
Return of capital	(405,224)	(2,304,764)
Net decrease in net assets resulting from stockholder distributions	(8,264,081)	(9,251,120)
Capital transactions:
Issuance of common stock for:
Dividend reinvestment plan	300,813	394,275
Conversion of Convertible Notes	—	8,992,000
Issuance of Common Stock	—	50,404,236
Amortization of stock based compensation	413,375	150,687
Net increase in net assets resulting from capital transactions	714,188	59,941,198
Net assets at beginning of period	250,369,692	207,875,656
Net assets at end of period (including undistributed net investment income of $1,530,282 in 2014 and $4,380,234 in 2013)	$258,514,055	$274,307,839
Net asset value per common share	$7.67	$8.24
Common shares outstanding at end of period	33,725,223	33,298,674

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013

OPERATING ACTIVITIES:
Net increase in stockholder's equity resulting from operations	$15,694,256	$15,742,105
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash provided by (used in) in operating activities:
Net realized (gains) losses on investment transactions	(244,785)	1,645,466
Net change in unrealized depreciation (appreciation) on investments	446,909	(3,859,701)
Net accretion of discount on debt securities	12,007	496,351
Amortization of original issue discount on indebtedness	218,488	—
Amortization of debt issuance costs	555,445	402,169
Payment-in-kind interest income	55,777	—
Stock-based compensation expense	413,375	150,687
Changes in operating assets and liabilities:
Purchases of investments	(88,665,326)	(178,434,731)
Proceeds from sales and redemptions of investments	91,519,522	53,756,852
(Increase) in receivable for open trades	(2,943,835)	(3,515,052)
Increase (Decrease) in payable for open trades	(40,000)	66,840,035
(Increase) in interest and dividends receivable	(7,518)	(466,795)
Decrease in time deposit	—	1,942,834
(Increase) in other assets	(457,452)	(3,902,160)
(Increase) in due from affiliates	(93,668)	(1,091,273)
Increase (Decrease) in accounts payable and accrued expenses	(590,959)	111,180
Net cash provided by (used in) operating activities	15,872,236	(50,182,033)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	50,404,236
Distributions to stockholders	(16,296,300)	(16,260,229)
Proceeds from issuance of debt	—	101,954,525
(Increase) in restricted cash	(699,022)	(78,985,473)
Net cash (used in) provided by financing activities	(16,995,322)	57,113,059
CHANGE IN CASH	(1,123,086)	6,931,026
CASH, BEGINNING OF PERIOD	3,433,675	738,756
CASH, END OF PERIOD	$2,310,589	$7,669,782
Supplemental Information:
Interest paid during the period	$4,985,509	$4,193,151
Dividends paid during the period under the dividend reinvestment plan	$300,813	$393,297

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2014

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
4L Technologies Inc. (fka Clover Holdings, Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	$2,800,000	$2,772,640	$2,805,502

Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Non-durable	First Lien Bond — 10.5% Cash, Due 6/19	3,000,000	2,952,225	2,398,501

Alaska Communications Systems Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 10/16	2,234,318	2,237,467	2,235,659

Anaren, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,990,000	1,971,061	1,999,950

ARSloane Acquisition, LLC[9,11] Services: Business	Senior Secured Loan — Tranche B Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 10/19	992,500	983,783	982,576

Asurion, LLC (fka Asurion Corporation)[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	1,936,879	1,955,615	1,951,609

AZ Chem US Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 6/21	492,466	490,014	490,003

Bankruptcy Management Solutions, Inc.[9] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	709,091	709,091	704,340

BarBri, Inc. (Gemini Holdings, Inc.)[9,11] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,872,500	2,860,342	2,877,671

BBB Industries, LLC[9,11] Automotive	Senior Secured Loan — Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/19	2,812,500	2,804,487	2,813,626

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 4.5% Cash, 1.0% Libor Floor, Due 8/19	$3,754,678	$3,737,995	$3,754,302

Blue Coat Systems, Inc.[9,11] High Tech Industries	Senior Secured Loan — New Term Loan 4.0% Cash, 1.0% Libor Floor, Due 5/19	470,003	471,498	471,080

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[9] Media: Advertising, Printing & Publishing	Senior Secured Loan — Loan 10.0% Cash, 1.5% Libor Floor, Due 11/14	316,063	316,063	315,905

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,517,375	1,605,000

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	997,500	1,011,940	1,010,128

Checkout Holding Corp.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	2,000,000	1,990,302	2,004,580

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[7,9] Capital Equipment	Junior Secured Loan — Term Loan (Second Lien) 0.0% Cash, 7.0% PIK, Due 1/15	2,063,007	1,987,358	2,063,007

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,104,717	10,104,717	10,711,000

CSM Bakery Supplies LLC[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,017,626	3,003,300

CSM Bakery Supplies LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 4.8% Cash, 1.0% Libor Floor, Due 7/20	3,639,167	3,637,778	3,643,898

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 13% - 09/2019 – PIK Note 0.0% Cash, 13.0% PIK, Due 9/19	3,240,138	2,980,027	3,240,138

DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 13% - 09/2019 - Senior Subordinated Note 12.0% Cash, 1.0% PIK, Due 9/19	4,293,098	4,272,110	4,293,098

Portfolio Company / Principal Business		Principal	Cost	Fair Value[2]
Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	$2,500,000	$2,494,232	$2,502,000

ELO Touch Solutions, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,898,703	1,843,364	1,897,944

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,981,130	4,002,800

Fender Musical Instruments Corporation[9,11] Hotel, Gaming & Leisure	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	2,408,456	2,419,674	2,409,660

FHC Health Systems, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 1/18	3,600,000	3,571,518	3,601,080

First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	3,000,000	2,955,760	3,002,400

First Data Corporation[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,887,486	2,005,750

Flexera Software LLC (fka Flexera Software, Inc.)[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/20	1,000,000	995,190	1,001,665

Fram Group Holdings Inc./Prestone Holdings Inc.[9,11] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.5% Libor Floor, Due 7/17	963,752	967,174	964,619

Getty Images, Inc.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,196,313	2,196,169	2,127,678

Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 2/14	1,239,975	1,200,977	24,799

Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 2/14	2,658,055	2,574,458	53,161

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	$3,000,000	$2,715,997	$30

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,930,161	4,000,000

Grande Communications Networks LLC[9,11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,960,013	3,964,740	3,960,013

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,962,500	2,919,970	2,962,500

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,879,938	6,982,500

Gymboree Corporation., The[9,11] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,382,030	1,222,655

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 6/19	2,970,000	2,945,180	2,973,564

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,412,500	3,384,568	3,476,501

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,481,250	1,474,376	1,492,952

Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,970,564	1,970,000

Hoffmaster Group, Inc.[9,11] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	4,000,000	3,960,770	3,960,000

Hunter Defense Technologies, Inc.[9] Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,060,248	4,074,074

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	$247,636	$228,563	$1,000

Jones Stephens Corp.[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, 2.0% Libor Floor, Due 9/15	1,193,615	1,193,615	1,193,615

Jones Stephens Corp.[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, 2.0% Libor Floor, Due 9/15	2,876,033	2,876,033	2,876,033

Key Safety Systems, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 5/18	2,685,371	2,674,529	2,690,741

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,473,794	3,483,148	3,479,004

LBREP/L-Suncal Master I LLC[7,9] Construction & Building	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,034,968	3,034,968	40,669

MB Aerospace ACP Holdings III Corp.[9,11] Aerospace and Defense	Senior Secured Loan — Dollar Term Loan 5.0% Cash, 1.0% Libor Floor, Due 5/19	3,960,000	3,927,500	3,960,792

Medical Specialties Distributors, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,980,000	3,943,918	3,979,204

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.8% Cash, 1.3% Libor Floor, Due 8/18	1,990,000	1,977,573	1,990,000

Ozburn-Hessey Holding Company LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 5/19	3,530,255	3,519,406	3,532,373

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	942,080	943,520	942,174

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	2,826,239	2,814,599	2,826,522

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	$3,000,000	$2,970,401	$2,970,000

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Subordinated Term Loan 12.0% Cash, 2.0% PIK, Due 6/18	4,013,567	4,013,567	4,013,567

Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,636,233	6,700,000

Safenet, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/20	2,992,500	2,963,756	2,993,398

Sandy Creek Energy Associates, L.P.[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,932,317	2,918,945	2,962,652

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	2,202,356	2,184,748	2,202,356

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	3,457,905	3,438,739	3,457,905

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 6/19	2,970,000	2,945,259	2,970,891

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,910,711	3,884,908	3,842,293

TPF II LC, LLC (TPF II Rolling Hills, LLC)[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,931,300	2,893,300	2,934,231

Trico Products Corporation[9] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 7/16	4,729,688	4,713,191	4,728,742

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Trico Products Corporation[9,11] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 7/16	$3,783,751	$3,770,553	$3,782,994

Trimaran Advisors, L.L.C.[9] Banking, Finance, Insurance & Real Estate	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[9,11] High Tech Industries	Senior Secured Loan — Term Loan 4.8% Cash, 1.3% Libor Floor, Due 5/18	3,544,969	3,551,273	3,544,969

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	986,078	1,020,000

TUI University, LLC[9] Services: Consumer	Senior Secured Loan — Term Loan (First Lien) 8.3% Cash, 1.3% Libor Floor, Due 10/14	1,647,733	1,643,778	1,637,518

TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	1,004,373	992,970

TWCC Holding Corp.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, 0.8% Libor Floor, Due 2/17	1,906,653	1,918,987	1,891,876

Univar Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, 1.5% Libor Floor, Due 6/17	2,909,626	2,907,252	2,925,760

USJ-IMECO Holding Company, LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,990,000	3,970,564	3,990,000

Verdesian Life Sciences, LLC[9] Environmental Industries	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	985,000	985,000

Verdesian Life Sciences, LLC[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 6/20	3,000,000	2,955,000	2,955,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 12/18	$2,866,953	$2,832,592	$2,867,814

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	2,987,255	2,960,373	2,987,255

Weiman Products, LLC[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	3,983,007	3,947,998	3,983,007

Wholesome Sweeteners, Inc.[9] Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	4,901,997	4,880,380	4,951,017

WideOpenWest Finance , LLC[9] Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, 1.0% Libor Floor, Due 4/19	2,969,925	2,988,487	2,982,918

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	5,000,000	4,979,145	5,121,000

WireCo WorldGroup Inc. [9,11] Capital Equipment	Senior Unsecured Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	3,000,000	2,987,487	3,072,600

Total Investment in Debt Securities
(99% of net asset value at fair value)		$266,037,525	$263,906,927	$256,023,078

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	295,379

Bankruptcy Management Solutions, Inc.[5,9] Diversified/Conglomerate Service	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Diversified/Conglomerate Service	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Diversified/Conglomerate Service	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Diversified/Conglomerate Service	Common Stock 2013	0.8%	314,325	244,088

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Printing and Publishing	Common	1.3%	359,765	546,336

Coastal Concrete Holding II, LLC[5,9] Construction & Building	Class A Units	10.8%	8,625,626	1,000

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	354,554

eInstruction Acquisition, LLC[5,9] Services: Consumer	Membership Units	1.1%	1,079,616	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Class A Shares	1,500	1,500,000	2,135,490

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Perseus Holding Corp.[5,9] Leisure, Amusement, Motion Pictures, Entertainment	Common	0.2%	$400,000	$1,000

Plumbing Holdings Corporation[5,9] Home and Office Furnishings, Housewares, and Durable Consumer Products	Common	7.8%	-	1,382,237

Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,000,000

TRSO II, Inc.[5,9] Oil and Gas	Common Stock	5.4%	1,500,000	2,796,887

Total Investment in Equity Securities
(3% of net asset value at fair value)			$16,289,233	$8,758,971

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,701,455	$738,158
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,398,172	550,000
Katonah V, Ltd.[3,10]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	4,484,693	1,579,404
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	3,378,005	1,387,164
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	2,008,087	777,822
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	11,755,728	5,714,906
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	31,095,297	27,991,513
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	3,524,200	2,733,495
Trimaran CLO V, Ltd.[3,6]	Subordinate Notes	20.8%	2,716,400	1,842,675
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	2,761,700	1,925,496
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	3,132,100	2,251,346
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	8,987,000	6,969,478
Catamaran CLO 2013-1 Ltd.[3,6]	Subordinated Notes	23.5%	9,365,700	8,762,580
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	3,036,200	2,892,500
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes	24.9%	11,464,500	9,683,361

Total Investment in CLO Subordinated Securities			$107,129,237	$75,800,898

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Katonah 2007-I CLO Ltd.[3,6]	Floating - 04/2022 - B2L Par Value of $10,500,000 Due 4/22	100.0%	$1,327,169	$10,300,000
Catamaran CLO 2012-1 Ltd.[3,6]	Float - 12/2023 - F Par Value of $4,500,000 Due 12/23	42.9%	3,885,051	4,290,000
Catamaran CLO 2014-1 Ltd.[3,6]	Float - 04/2026 - E Par Value of $1,525,000 Due 4/26	15.1%	1,407,446	1,340,000

Total Investment in CLO Rated-Note			$6,619,666	$15,930,000

Total Investment in CLO Fund Securities
(35% of net asset value at fair value)			$113,748,903	$91,730,898

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$83,924,720	$75,302,000

Total Investment in Asset Manager Affiliates			$83,924,720	$75,302,000
(29% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$248,980	$248,980
US Bank Money Market Account[9]	Money Market Account	0.30%	5,361,961	5,361,961

Total Investment in Time Deposit and Money Market Accounts			$5,610,941	$5,610,941
(2% of net asset value at fair value)

Total Investments[4]			$483,480,724	$437,425,888
(169% of net asset value at fair value)

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans to the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2014. As noted in the table above, 65% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 2.00%.
[2]	Reflects the fair market value of all investments as of June 30, 2014, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $483 million. The aggregate gross unrealized appreciation is approximately $16 million, the aggregate gross unrealized depreciation is approximately $62 million, and the net unrealized depreciation is approximately $46 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of June 30, 2014, this CLO Fund Security was not providing a dividend distribution.
[11]	As of June 30, 2014, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligation.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Non-durable	First Lien Bond — 10.5% - 06/2019 - 00753CAE2 10.5% Cash, Due 6/19	$3,000,000	$2,948,332	$2,546,400

Advantage Sales & Marketing Inc.[9] Services: Business	Senior Secured Loan — 2013 Term Loan (First Lien) 4.3% Cash, Due 12/17	1,989,952	1,996,642	2,001,892

Alaska Communications Systems Holdings, Inc. [9,11] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, Due 10/16	2,358,409	2,362,064	2,357,702

Apria Healthcare Group Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.8% Cash, Due 4/20	2,985,000	2,997,209	2,985,000

Aramark Corporation Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	850,000	856,173	856,374

Aramark Corporation[11] Beverage, Food and Tobacco	Senior Secured Loan — LC-3 Facility 3.7% Cash, Due 7/16	61,707	61,967	61,861

Aramark Corporation[11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term C Loan 3.7% Cash, Due 7/16	938,293	942,256	940,639

Aramark Corporation[11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	1,150,000	1,158,352	1,158,625

ARSloane Acquisition, LLC[9,11] Services: Business	Senior Secured Loan — Tranche B Term Loan (First Lien) 7.5% Cash, Due 10/19	997,500	987,913	997,898

Asurion, LLC (fka Asurion Corporation)[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 4.5% Cash, Due 5/19	1,980,000	2,000,806	1,983,168

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Bankruptcy Management Solutions, Inc.[9] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 7.0% Cash, Due 6/18	$718,182	$718,182	$713,514

BarBri, Inc. (Gemini Holdings, Inc.)[9,11] Services: Consumer	Senior Secured Loan — Term Loan 5.3% Cash, Due 7/19	3,000,000	2,986,055	3,000,900

BBB Industries, LLC[9,11] Automotive	Senior Secured Loan — Term Loan B 5.5% Cash, Due 3/19	2,887,500	2,878,820	2,888,366

Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — Delayed Draw Term Loan 6.5% Cash, Due 8/19	1,582,475	1,575,088	1,582,316

Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, Due 8/19	2,191,119	2,180,891	2,190,900

Blue Coat Systems, Inc.[9,11] High Tech Industries	Senior Secured Loan — New Term Loan 4.5% Cash, Due 5/19	3,990,000	4,003,966	3,991,995

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[9] Media: Advertising, Printing & Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	379,763	379,763	379,193

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,519,072	1,619,550

Catalina Marketing Corporation[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 10/20	1,995,000	1,983,766	2,025,553

Clover Technologies Group, LLC (Clover Holdings Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/18	2,850,292	2,883,914	2,850,291

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[7,9] Capital Equipment	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 7.0% PIK, Due 1/15	2,063,007	1,987,358	1,863,721

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,000,000	10,000,000	10,600,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
CSM Bakery Supplies LLC[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 7/21	$3,000,000	$3,018,871	$3,001,500

CSM Bakery Supplies LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 4.8% Cash, Due 7/20	3,657,500	3,655,989	3,659,329

Del Monte Foods Company[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.0% Cash, Due 3/18	2,789,388	2,783,753	2,803,321

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, Due 5/21	2,500,000	2,493,817	2,493,750

ELO Touch Solutions, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,898,703	1,835,507	1,893,577

Fender Musical Instruments Corporation[9,11] Hotel, Gaming & Leisure	Senior Secured Loan — Initial Loan 5.8% Cash, Due 4/19	2,421,986	2,434,723	2,463,620

FHC Health Systems, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/18	3,900,000	3,864,809	3,900,000

First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, Due 4/19	3,000,000	2,951,174	2,999,400

First Data Corporation[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,875,135	2,006,520

Flexera Software LLC (fka Flexera Software, Inc.)[9,11] High Tech Industries	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,722,955	2,734,588	2,725,133

Fram Group Holdings Inc./Prestone Holdings Inc.[9,11] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	966,900	970,557	966,610

Freescale Semiconductor, Inc. High Tech Industries	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1% Cash, Due 12/16	1,036,000	1,037,707	1,051,540

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Getty Images, Inc.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 10/19	$3,711,259	$3,711,065	$3,471,698

Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	37,714

Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	80,846

Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, Due 11/20	4,000,000	3,924,752	3,991,600

Grande Communications Networks LLC[9,11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 5/20	3,980,000	3,985,209	3,980,398

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% PIK, Due 1/18	2,977,500	2,928,848	2,813,738

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% PIK, Due 7/18	7,000,000	6,865,363	6,817,300

Gymboree Corporation., The[9,11] Retail	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,377,305	1,332,286

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 6/19	2,985,000	2,957,575	2,986,194

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, Due 5/18	3,456,250	3,424,170	3,488,341

Hunter Defense Technologies, Inc.[9] Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,049,553	3,911,111

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Iasis Healthcare LLC[9] Healthcare, Education and Childcare	Senior Unsecured Bond — 8.375% - 05/2019 - 45072PAD4 8.4% Cash, Due 5/19	3,000,000	2,892,521	3,187,500

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	247,636	228,563	1,000

Jones Stephens Corp.[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	1,214,195	1,214,195	1,214,195

Jones Stephens Corp.[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	2,925,620	2,925,620	2,925,620

Key Safety Systems, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 5/18	2,692,152	2,679,887	2,696,459

Kinetic Concepts, Inc.[9] Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,989,979	2,003,621	2,003,661

Kinetic Concepts, Inc.[9,11] Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,994,979	2,012,272	2,008,695

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11] High Tech Industries	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 8/19	3,482,500	3,492,130	3,483,893

LBREP/L-Suncal Master I LLC[7,9] Construction & Building	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,034,968	3,034,968	40,669

LTS Buyer LLC (Sidera Networks, Inc.)[9] Telecommunications	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, Due 4/20	3,980,000	3,974,154	4,003,024

MB Aerospace ACP Holdings III Corp.[9] Aerospace and Defense	Senior Secured Loan — Term Loan 6.0% Cash, Due 5/19	$3,980,000	$3,944,023	$3,980,796

Medical Specialties Distributors, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, Due 12/19	4,000,000	3,960,421	3,999,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,751,716	1,761,555	1,753,116

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.8% Cash, Due 8/18	1,995,000	1,981,056	1,995,000

Ozburn-Hessey Holding Company LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/19	3,548,085	3,536,235	3,549,504

PetCo Animal Supplies, Inc.[9,11] Retail	Senior Secured Loan — New Loans 4.0% Cash, Due 11/17	1,979,592	1,987,274	1,992,746

Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)[9] Healthcare & Pharmaceuticals	Senior Secured Loan — 2013 Term Loan 4.0% Cash, Due 12/18	3,517,594	3,529,732	3,546,526

Puerto Rico Cable Acquisition Company Inc.[9] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	980,693	982,374	981,086

Puerto Rico Cable Acquisition Company Inc.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	2,942,080	2,928,491	2,943,257

Sandy Creek Energy Associates, L.P.[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, Due 11/20	3,000,000	2,985,253	3,005,625

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,213,423	2,193,867	2,213,645

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	3,475,281	3,454,967	3,475,629

Spin Holdco Inc.[9] Consumer goods: Durable	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	1,246,875	1,245,425	1,255,454

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Spin Holdco Inc.[9,11] Consumer goods: Durable	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	$2,743,125	2,742,255	2,761,998

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, Due 6/19	2,985,000	2,957,663	2,985,896

Steinway Musical Instruments, Inc.[9] Hotel, Gaming & Leisure	Junior Secured Loan — Loan (Second Lien) 9.3% Cash, Due 9/20	1,000,000	990,403	1,001,900

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, Due 3/20	3,970,000	3,941,540	3,780,433

TPF II LC, LLC (TPF II Rolling Hills, LLC)[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 6.5% Cash, Due 8/19	2,985,000	2,942,573	2,987,985

Trico Products Corporation[9] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	4,864,844	4,843,792	4,863,871

Trico Products Corporation[9,11] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	3,891,875	3,875,033	3,891,097

Trimaran Advisors, L.L.C.[9] Banking, Finance, Insurance & Real Estate	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[9,11] High Tech Industries	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	3,676,604	3,684,234	3,639,857

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,234,558	10,608,000

TUI University, LLC[9] Services: Business	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, Due 10/14	1,647,733	1,637,909	1,614,779

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 6/20	$1,000,000	1,004,735	1,030,005

TWCC Holding Corp.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, Due 2/17	1,965,101	1,980,166	1,975,379

Univar Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,924,675	2,921,597	2,906,601

Vertafore, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (2013) 4.3% Cash, Due 10/19	1,202,077	1,201,491	1,203,039

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, Due 12/18	2,977,500	2,939,085	2,978,095

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, Due 11/18	1,000,000	990,219	990,000

Weiman Products, LLC[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, Due 11/18	4,000,000	3,960,876	3,960,000

Wholesome Sweeteners, Inc.[9] Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,614,827	6,715,082

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
WideOpenWest Finance , LLC[9] Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, Due 4/19	$2,984,962	3,005,566	3,005,111

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	5,000,000	4,977,052	5,121,000

WireCo WorldGroup Inc. [9,11] Capital Equipment	Senior Unsecured Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	3,000,000	2,986,231	3,072,600

WTG Holdings III Corp.[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 1/22	4,000,000	3,980,000	3,980,000

Total Investment in Debt Securities
(107% of net asset value at fair value)		$276,978,279	$275,213,594	$266,830,427

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	207,988

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Common Stock 2013	0.8%	314,325	309,363

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	-	359,765	692,710

Coastal Concrete Holding II, LLC[5,9] Construction & Building	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[5,9] Services: Consumer	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Capital Equipment	Class A Shares	1,500	1,500,000	1,735,604

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Plumbing Holdings Corporation[5,9] Consumer goods: Durable	Common	7.8%	$-	$1,581,481

Plumbing Holdings Corporation[5,9] Consumer goods: Durable	Preferred	15.5%	3,725,390	4,152,689

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	2,322,563

Total Investment in Equity Securities
(4% of net asset value at fair value)			$18,755,684	$11,006,398

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,715,553	$1,052,164
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,618,611	325,000
Katonah V, Ltd.[3,10]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	4,499,793	1,478,978
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	3,390,005	1,230,731
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	2,023,287	829,739
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	11,770,993	5,932,163
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	31,064,973	27,758,379
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	3,542,300	2,519,210
Trimaran CLO V, Ltd.[3,6]	Subordinate Notes	20.8%	2,721,500	1,844,276
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	2,784,200	1,981,948
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	3,133,900	2,513,261
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	8,943,900	6,846,520
Catamaran CLO 2013-1 Ltd.[3,6]	Subordinated Notes	23.5%	9,960,400	8,225,100
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	3,063,200	2,973,750

Total Investment in CLO Equity Securities			$96,552,615	$65,512,219

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Katonah 2007-I CLO Ltd.[3,6]	Floating - 04/2022 - B2L - 48602NAA8 Par Value of $10,500,000 .0%, Due 4/22	100.0%	$1,300,937	$9,740,000
Catamaran CLO 2012-1 Ltd.[3,6]	Float - 12/2023 - F - 14889CAE0 Par Value of $4,500,000 .0%, Due 12/23	42.9%	3,843,398	4,200,001

Total Investment in CLO Rated-Note			$5,144,335	$13,940,001

Total Investment in CLO Fund Securities
(32% of net asset value at fair value)			$101,696,950	$79,452,220

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$83,378,741	$76,148,000

Total Investment in Asset Manager Affiliates			$83,378,741	$76,148,000
(30% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.15%	237,088	237,088
US Bank Money Market Account[9]	Money Market Account	0.30%	6,875,861	6,875,861

Total Investment in Time Deposit and Money Market Accounts			$7,112,949	$7,112,949
(3% of net asset value at fair value)

Total Investments[4]			$486,157,918	$440,549,994
(176% of net asset value at fair value)

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2013.
[2]	Reflects the fair market value of all investments as of December 31, 2013, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $486 million. The aggregate gross unrealized appreciation is approximately $15 million, the aggregate gross unrealized depreciation is approximately $61 million, and the net unrealized depreciation is approximately $46 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of December 31, 2013, this CLO Fund Security was not providing a dividend distribution.
[11]	As of December 31, 2013, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligations.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2014	2013

Per Share Data:
Net asset value, at beginning of period	$7.51	$7.85
Net investment income[1]	0.48	0.43
Net realized gain (losses) from investments[1]	0.01	(0.05)
Net change in unrealized depreciation on investments[1]	(0.02)	0.12
Net increase in net assets resulting from operations	0.47	0.50
Net (decrease) in net assets resulting from distributions:
Distribution of net investment income	(0.24)	(0.24)
Return of capital	(0.01)	(0.04)
Net decrease in net assets resulting from distributions	(0.25)	(0.28)
Net (decrease) increase in net assets relating to stock-based transactions:
Offering of common stock	-	0.16
Issuance of common stock under dividend reinvestment plan	0.01	0.01
Stock based compensation	(0.07)	-
Net increase in net assets relating to stock-based transactions	(0.06)	0.17

Net asset value, end of period	$7.67	$8.24
Total net asset value return[2]	5.5%	8.4%

Ratio/Supplemental Data:
Per share market value at beginning of period	$8.07	$9.19
Per share market value at end of period	$8.49	$11.26
Total market return[3]	8.3%	25.5%
Shares outstanding at end of period	33,725,223	33,298,674
Net assets at end of period	$258,514,055	$274,307,840
Portfolio turnover rate[4]	21.2%	37.7%
Average par debt outstanding	$195,658,000	$104,537,912
Average par debt outstanding per share	5.8%	7.8%
Asset coverage ratio	231%	239%
Ratio of net investment income to average net assets[5]	12.5%	10.9%
Ratio of total expenses to average net assets[5]	8.4%	7.3%
Ratio of interest expense to average net assets[5]	4.6%	3.6%
Ratio of non-interest expenses to average net assets[5]	3.8%	3.7%

1      Based on weighted average number of common shares outstanding-basic for the period.

2      Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions (including any return of capital), divided by the beginning net asset value per share.

3      Total market return equals the change in the ending market price over the beginning of period price per share plus distributions (including any return of capital), divided by the beginning price.

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

Second, we have invested in asset management companies (Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C., collectively the “Asset Manager Affiliates”) which manage collateralized loan obligations (“CLOs”).

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

The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, the Company must, among other things, meet certain source-of-income, and asset diversification and annual distribution requirements. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any income that it distributes in a timely manner to its stockholders.

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

The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate the financial statements of portfolio company investments, this guidance impacts the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate the financial statements of managed CLO Funds. As a result of the consolidation of the financial statements of the CLOs into the financial statements of the Asset Manager Affiliates, the Asset Manager Affiliates qualify as a “significant subsidiary” and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the SEC. This additional financial information regarding the Asset Manager Affiliates does not directly impact the financial position or results of operations of the Company.

In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X promulgated by the SEC, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”) and Katonah X CLO Ltd. (“Katonah X CLO”), are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates, Katonah 2007-I CLO (pursuant to Rule 3-09) and Katonah X CLO (pursuant to Rule 4-08(g)) is set forth in Note 5 to these consolidated financial statements.

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services-Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and requires reporting entities to disclose information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. The Company adopted ASU 2013-08 during the six months ended June 30, 2014 as the amendments in ASU 2013-08 effective January 1, 2014.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the six months ended June 30, 2014, the Company invested $88 million in portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of June 30, 2014, the Company holds loans it has made to 80 investee companies with aggregate principal amounts of $236 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments and Fair Value Measurements. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the six month period ended June 30, 2014, the Company did not make any such introductions or lead any syndicates.

Investments

Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method.

Investment Income. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted into or amortized as a reduction of interest income over the life of the respective debt security using the effective yield method. The amortized cost of debt securities represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

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

Valuation of Portfolio Investments. The Company’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or that have a market price not readily available are valued by the Board of Directors based on detailed analyses prepared by management, the Valuation Committee of the Board of Directors, and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management and approved by the Board of Directors on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard, as noted below.

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

The Company utilizes an independent valuation firm to provide third party valuation consulting services. Each quarter the independent valuation firm performs third party valuations of the Company’s investments in material illiquid securities such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are considered as one of the relevant data inputs in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

The majority of the Company’s investment portfolio is composed of debt and equity securities with unique contract terms and conditions and/or complexity that requires a valuation of each individual investment taking into account multiple levels of market and asset specific inputs, which may include historical and forecasted financial and operational performance of the individual investment, projected cash flows, market multiples, comparable market transactions, the priority of the security compared with those of other securities for such issuers, credit risk, interest rates, and independent valuations and reviews.

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

•   The “Income Approach” – the Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the subject assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets.

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

Debt Securities. The Company values its debt securities using primarily Enterprise Value, Income Approach and Market Approach.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and six months ended June 30, 2014 and 2013 (unaudited):

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net increase in net assets resulting from operations	$12,252,662	$8,528,825	$15,694,256	$15,742,105
Net decrease in net assets allocated to unvested share awards	(115,402)	(47,138)	(138,230)	(53,665)
Interest on Convertible Notes	1,072,050	1,122,357	2,144,100	2,434,857
Amortization of Capitalized Costs on Convertible Notes	104,430	92,360	206,867	198,475
Net increase in net assets available to common stockholders	$13,313,740	$9,696,404	$17,906,993	$18,321,772
Weighted average number of common shares outstanding for basic shares computation	33,405,189	33,040,155	33,371,764	31,163,596
Effect of dilutive securities - stock options	11,858	16,330	11,903	15,717
Effect of dilutive Convertible Notes	6,306,217	6,338,639	6,306,217	6,843,429
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	39,723,264	39,395,124	39,689,884	38,022,742
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.37	$0.26	$0.47	$0.51
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.34	$0.25	$0.45	$0.48

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

For the three months ended June 30, 2014 and 2013, options to purchase 11,858 and 16,330 shares of common stock, respectively, were included in the computation of diluted earnings per share. For the six months ended June 30, 2014 and 2013, options to purchase 11,903 and 15,717 shares of common stock, respectively, were included in the computation of diluted earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months and six months ended June 30, 2014, the effects of the convertible notes are dilutive.

The if-converted method of computing the dilutive effects on convertible notes assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of June 30, 2014 the current conversion rate of the Convertible Notes is approximately 128.6773 shares of our common stock per $1,000 principal amount of the conversion rate, equivalent to a conversion price of approximately $7.77 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding or, at its option, settle the conversion in cash.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2014 and December 31, 2013:

	June 30, 2014 (unaudited)			December 31, 2013
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts²	$5,610,941	$5,610,941	2	$7,112,949	$7,112,949	3
Senior Secured Loan	159,600,198	153,304,076	60	175,021,272	168,188,453	67
Junior Secured Loan	47,500,076	45,264,099	18	50,831,407	48,443,384	19
Senior Unsecured Loan	27,013,567	27,013,567	10	23,000,000	23,000,000	9
First Lien Bond	2,952,225	2,398,500	1	2,948,332	2,546,400	2
Senior Subordinated Bond	4,272,110	4,293,098	2	1,037,707	1,051,540	-
Senior Unsecured Bond	10,946,659	11,433,738	4	10,855,804	11,381,100	5
Senior Secured Bond	1,517,375	1,605,000	1	1,519,072	1,619,550	1
CLO Fund Securities	113,748,903	91,730,898	35	101,696,950	79,452,220	32
Equity Securities	16,289,233	8,758,971	3	18,755,684	11,006,398	4
Preferred	10,104,717	10,711,000	4	10,000,000	10,600,000	4
Asset Manager Affiliates	83,924,720	75,302,000	29	83,378,741	76,148,000	30
Total	$483,480,724	$437,425,888	169%	$486,157,918	$440,549,994	176%

¹	Calculated as a percentage of Net Asset Value.
²	Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014 (unaudited)			December 31, 2013³
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,238,709	$8,331,245	3%	$9,244,538	$8,100,895	3%
Asset Management Company[2]	83,924,720	75,302,000	30	83,378,741	76,148,000	30
Automotive	14,929,935	14,980,721	6	15,248,090	15,306,403	6
Banking, Finance, Insurance & Real Estate	30,822,276	30,908,188	12	30,859,620	31,011,964	12
Beverage, Food and Tobacco	24,392,212	24,607,779	10	33,758,684	34,026,889	14
Capital Equipment	11,453,990	12,392,098	5	11,450,641	11,792,925	5
Chemicals, Plastics and Rubber	3,397,266	3,415,763	1	2,921,597	2,906,601	1
CLO Fund Securities	113,748,903	91,730,898	36	101,696,950	79,452,220	33
Construction & Building	18,152,025	119,659	-	18,224,720	190,244	-
Consumer goods: Durable	-	1,382,237	1	7,713,071	9,751,622	4
Consumer goods: Non-durable	20,587,792	20,086,205	8	18,864,695	18,266,939	7
Energy: Oil & Gas	2,486,078	3,816,887	1	11,734,558	12,930,563	5
Environmental Industries	10,866,389	10,913,691	4	6,937,663	6,965,896	3
Forest Products & Paper	5,931,335	5,930,000	2	-	-	-
Healthcare & Pharmaceuticals	31,935,545	32,208,851	12	24,146,383	24,061,764	10
Healthcare, Education and Childcare	-	-	-	6,908,414	7,199,856	3
High Tech Industries	15,279,291	15,388,010	6	17,989,624	17,989,034	7
Hotel, Gaming & Leisure	2,819,674	2,410,660	1	3,825,126	3,466,520	1
Media: Advertising, Printing & Publishing	13,565,775	13,841,894	5	12,797,615	13,035,590	5
Media: Broadcasting & Subscription	9,626,659	9,627,106	4	9,853,341	9,915,921	4
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	1,382,030	1,222,655	-	3,364,579	3,325,032	1
Services: Business	8,494,861	8,870,365	3	2,984,555	2,999,791	1
Services: Consumer	5,583,736	4,516,189	2	5,703,581	4,616,678	2
Telecommunications	13,120,855	13,178,590	5	17,251,743	17,337,834	7
Time Deposit and Money Market Accounts[4]	5,610,941	5,610,941	2	7,112,949	7,112,949	3
Transportation: Cargo	20,088,919	20,735,373	8	16,030,051	16,643,254	7
Utilities: Electric	5,812,245	5,896,883	2	5,927,826	5,993,610	2
Total	$483,480,724	$437,425,888	169%	$486,157,918	$440,549,994	176%

[1]	Calculated as a percentage of Net Asset Value.
[2]	Represents the Asset Manager Affiliates.
[3]	Certain prior year amounts have been reclassified to conform to the current year presentation.
[4]	Includes restricted cash held under employee benefit plans.

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

At June 30, 2014 and December 31, 2013, the total amount of non-qualifying assets was approximately 20% and 19% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 20% and 18% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 20% and 18% of its total assets as of June 30, 2014 and December 31, 2013).

At June 30, 2014 and December 31, 2013, the Company’s ten largest portfolio companies represented approximately 43% and 42%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates, represented 17% of the total fair value of the Company’s investments at both June 30, 2014 and December 31, 2013. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 17% and 18% of the total fair value of the Company’s investments at June 30, 2014 and December 31, 2013, respectively.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds and are paying all senior and subordinate management fees to the Asset Manager Affiliates. With the exception of the Katonah III, Ltd. and Katonah V, Ltd. CLO Funds, all third-party managed CLO Funds are making dividend distributions to the Company.

Fair Value Measurements

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 – “Significant Accounting Policies—Investments”).

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value hierarchy levels as of June 30, 2014 (unaudited) and December 31, 2013, respectively:

	As of June 30, 2014 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$5,610,941	$—	$5,610,941
Debt securities	—	54,140,212	201,882,866	256,023,078
CLO Fund securities	—	—	91,730,898	91,730,898
Equity securities	—	—	8,758,971	8,758,971
Asset Manager Affiliates	—	—	75,302,000	75,302,000
Total	$—	$59,751,153	$377,674,735	$437,425,888

	As of December 31, 2013
	Level I	Level II	Level III	Total
Money market accounts	$—	$7,112,949	$—	$7,112,949
Debt securities	—	68,733,053	198,097,374	266,830,427
CLO Fund securities	—	—	79,452,220	79,452,220
Equity securities	—	—	11,006,398	11,006,398
Asset Manager Affiliates	—	—	76,148,000	76,148,000
Total	$—	$75,846,002	$364,703,992	$440,549,994

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

	Six Months Ended June 30, 2014 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,398	$76,148,000	$364,703,992
Transfers out of Level III	(14,625,005)[1]	—	—	—	(14,625,005)
Transfers into Level III	5,954,629 [2]	—	—	—	5,954,629
Net accretion of discount	112,256	142,473	—	—	254,729
Purchases	60,173,502	12,521,847	1,051,643	545,979	74,292,971
Sales / Paydowns	(40,838,369)	(612,370)	(3,516,700)	—	(44,967,439)
Total realized gain (loss) included in earnings	391,753	—	(1,393)	—	390,360
Total unrealized gain (loss) included in earnings	(7,383,272)	226,728	219,023	(1,391,979)	(8,329,500)
Balance, June 30, 2014	$201,882,868	$91,730,898	$8,758,971	$75,302,000	$377,674,737
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,381,725)	$226,728	$646,322	$(1,391,979)	$(7,900,654)

¹Transfers out of Level III represent a transfer of $14,625,005 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2014

²Transfers into Level III represent a transfer of $5,954,629 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30,2014

	Year Ended December 31, 2013
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Transfers out of Level III	(2,783,195)[1]	—	—	—	(2,783,195)
Transfers into Level III	34,070,557 [2]	—	—	—	34,070,557
Net accretion of discount	174,977	216,443	—	217,212	608,632
Purchases	192,112,854	11,957,500	3,813,838	—	207,884,192
Sales/Paydowns	(70,461,486)	(623,403)	(2,882,107)	—	(73,966,996)
Total realized gain (loss) included in earnings	2,972,071	—	(551,636)	—	2,420,435
Total unrealized gain (loss) included in earnings	(9,853,810)	(15,355,827)	2,605,588	(1,311,212)	(23,915,261)
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(9,853,810)	$(15,355,827)	$2,605,588	$(1,311,212)	$(23,915,261)

¹Transfers out of Level III represent a transfer of $2,783,195 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2013

²Transfers into Level III represent a transfer of $34,070,557 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2013.

As of June 30, 2014, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $59,751,153 as of June 30, 2014.

As of June 30, 2014, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$4,461,507	Enterprise Value	Average EBITDA Multiple/WAAC	8.5x/6.7% (8.5x/6.7%)
	$197,379,691	Income Approach	Implied Discount Rate	2.5% - 8.3% (3.7%)
	$1,000	Options Value	Qualitative Inputs[1]
	$40,670	Recovery Approach	Qualitative Inputs[1]
Equity Securities	$8,754,971	Enterprise Value	Average EBITDA Multiple/WAAC	2.7x/10.2% - 7.8x/14.1% (6.2x/13.2%)
	$4,000	Options Value	Qualitative Inputs[1]
CLO Fund Securities	$63,225,038	Discounted Cash Flow	Discount Rate	11% (11%)
			Probability of Default	2.0%-2.5% (2.4%)
			Loss Severity	20% (20%)
			Recovery Rate	80% (80%)
			Prepayment Rate	30% (30%)
	$28,505,860	Market Approach	Third Party Quote	86 - 100 (93.1)
Asset Manager Affiliate	$75,302,000	Discounted Cash Flow	Discount Rate	1.97 - 7.88 (6.92)
Total Level III Investments	$377,674,737

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2014 and December 31, 2013, the Asset Manager Affiliates had approximately $3.25 billion and $3.2 billion, respectively, of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $75 million and $76 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net operating income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, five managed funds made incentive fee distributions during the quarter ended June 30, 2014.

Any distributions from the Asset Manager Affiliates are recorded as “Distributions from Asset Manager Affiliates” on the Company’s statement of operations and are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates. For the six months ended June 30, 2014 and 2013, the Asset Manager Affiliates declared distributions of $6.0 million and $6.3 million, respectively. Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheet.

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

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2014	December 31, 2013
Investments of CLO Funds, at fair value	$3,076,953,468	$2,964,229,086
Restricted cash of CLO Funds	225,963,662	278,813,923
Total assets	3,368,749,092	3,299,810,068
CLO Fund liabilities at fair value	3,167,945,251	3,079,835,713
Total liabilities	3,267,778,507	3,176,654,741
Total Asset Manager Affiliates equity	36,076,093	38,855,099
Appropriated retained earnings of consolidated VIEs	64,894,492	84,300,228

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income - investments of CLO Funds	$30,880,597	$30,590,388	$58,565,082	$63,857,815
Total income	31,293,058	34,157,203	61,681,843	70,468,474
Interest expense of CLO Fund liabilities	24,529,997	27,448,332	49,055,196	57,220,417
Total expenses	35,302,843	39,698,341	66,209,005	74,542,565
Net realized and unrealized gains (losses)	(4,955,179)	95,000,154	(9,673,667)	85,521,217
Net loss attributable to noncontrolling interests in consolidated Variable Interest Entities	(10,799,619)	87,206,075	(18,258,038)	78,034,934
Net income attributable to Asset Manager Affiliates	1,328,309	2,252,941	2,674,769	3,015,589

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2014	December 31, 2013
Total investments at fair value	$307,229,103	$310,427,788
Cash	13,823,545	15,260,243
Total assets	321,722,372	326,362,942
CLO Debt at fair value	320,267,767	314,549,615
Total liabilities	322,514,852	320,828,003
Total Net Assets	(792,480)	5,534,939

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income from investments	$3,027,364	$3,090,911	$6,019,495	$6,316,598
Total income	3,086,962	3,378,618	6,384,610	6,765,226
Interest expense	2,727,556	2,849,391	5,521,464	5,843,283
Total expenses	3,078,583	3,213,437	6,195,570	6,484,434
Net realized and unrealized losses	(4,847,359)	(2,624,539)	(6,516,459)	(4,383,989)
Decrease in net assets resulting from operations	(4,838,980)	(2,459,358)	(6,327,420)	(4,103,197)

Katonah X CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2014	December 31, 2013
Total investments at fair value	$344,150,118	$408,698,814
Cash	20,483,957	26,050,568
Total assets	365,753,659	435,799,911
CLO Debt at fair value	348,814,569	416,405,403
Total liabilities	349,975,725	417,800,701
Total Net Assets	15,777,934	17,999,210

Katonah X CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	June 30,
	2014	2013
Interest income from investments	$3,254,365	$4,598,724
Total income	3,374,038	5,210,516
Interest expense	2,327,518	4,012,485
Total expenses	3,334,510	4,981,842
Net realized and unrealized losses	(1,230,389)	(3,350,687)
Decrease in net assets resulting from operations	(1,190,861)	(3,122,012)

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates in exchange for shares of the KCAP Financial’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period.

Related Party Transactions

On February 26, 2013, the Company entered into a senior unsecured credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At June 30, 2014, there was $23 million outstanding under the Trimaran Credit Facility, which is included in the Company’s Schedule of Investments. For the six months ended June 30, 2014, the Company recognized interest income of $1.0 million related to the Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2014 (unaudited)	As of December 31, 2013
Convertible Notes, due March 15, 2016	$49,008,000	$49,008,000
7.375% Notes Due 2019	$41,400,000	$41,400,000
Notes Issued by KCAP Senior Funding I, LLC (net of discount: 2014 - $2,847,139; 2013 - $3,065,627)	$102,402,861	$102,184,373

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2014 were 5.08% and 6.92 years, respectively, and as of December 31, 2013 were 5.08% and 7.43 years, respectively.

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

The Convertible Notes are convertible into shares of Company’s common stock. As of June 30, 2014, the conversion rate was 128.6773 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.77 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

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

Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their Convertible Notes upon a fundamental change at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, in the case of certain fundamental changes and without duplication of the foregoing amount, the Company will also pay holders an amount in cash (or, in certain circumstances, shares of the Company’s common stock) equal to the present value of the remaining interest payments on such Convertible Notes through, and including, the maturity date.

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the facility on an effective yield method, of which approximately $742,000 remains to be amortized. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the six months ended June 30, 2014 there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

For the three months ended June 30, 2014 and 2013, interest expense related to the Convertible Notes was $1.1 million for both periods. For the six months ended June 30, 2014 and 2013, interest expense related to the Convertible Notes was $2.1 million and $2.4 million, respectively.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At June 30, 2014, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $57.5 million at June 30, 2014. The fair value was determined based on an indicative closing price as of June 30, 2014. The Convertible Notes are categorized as Level III following ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019. The net proceeds for these Notes, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are senior unsecured obligations of the Company. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2014, the Company was in compliance with all of its debt covenants.

For the three months ended June 30, 2014 and 2013, interest expense related to the 7.375% Notes Due 2019 was $763,000 for both periods. For the six months ended June 30, 2014 and 2013, interest expense related to the 7.375% Notes Due 2019 was $1.5 million for both periods.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.2 million remains to be amortized.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $43.6 million at June 30, 2014. The fair value was determined based on the closing price on June 30, 2014 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under ASC 820 Fair Value.

KCAP Senior Funding I, LLC (Debt Securitization)

On June 18, 2013, the Company completed the sale of notes in a $140,000,000 debt securitization financing transaction. The notes offered in this transaction (the “KCAP Senior Funding I Notes”) were issued by KCAP Senior Funding I, LLC, a newly formed special purpose vehicle (the “Issuer”), in which KCAP Senior Funding I Holdings, LLC, a wholly-owned subsidiary of the Company (the “Depositor”), owns all of the KCAP Senior Funding I Subordinated Notes (as defined below), and are backed by a diversified portfolio of bank loans. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

The secured notes (the “KCAP Senior Funding I Secured Notes”) were issued as Class A-1 senior secured floating rate notes which have an initial face amount of $77,250,000, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B-1 senior secured floating rate notes which have an initial face amount of $9,000,000, are rated AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 3.25%, Class C-1 secured deferrable floating rate notes which have an initial face amount of $10,000,000, are rated A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D-1 secured deferrable floating rate notes which have an initial face amount of $9,000,000, are rated BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “KCAP Senior Funding I Subordinated Notes”), which have an initial face amount of $34,750,000. The KCAP Senior Funding I Subordinated Notes do not bear interest and are not rated. Both the KCAP Senior Funding I Secured Notes and the KCAP Senior Funding I Subordinated Notes have a stated maturity on the payment date occurring in July, 2024, and are subject to a two year non-call period. The Issuer has a four year reinvestment period. The stated interest rate re-sets on a quarterly basis based upon the then-current level of the benchmark three-month LIBOR.

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

In addition, because each of the Issuer and the Depositor are consolidated subsidiaries, the Company did not recognize any gain or loss on the transfer of any of our portfolio assets to such vehicles in connection with the issuance and sale of the KCAP Senior Funding I Notes.

As of June 30, 2014, there were 51 investments in portfolio companies with a total fair value of approximately $137 million, plus cash of $4.8 million, collateralizing the secured notes of the Issuer. At June 30, 2014, there were unamortized issuance costs of approximately $3.3 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $2.8 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period ended June 30, 2014, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $1.9 million consisting of stated interest expense of approximately $1.4 million, accreted discount of approximately $218,000, and deferred debt issuance costs of approximately $256,000. As of June 30, 2014, the stated interest charged under the securitization was based on current three month LIBOR, which was 0.23%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense (1)

KCAP Senior Funding LLC Class A-1 Notes	1.73%	150	$263,245
KCAP Senior Funding LLC Class B-1 Notes	3.48%	325	61,732
KCAP Senior Funding LLC Class C-1 Notes	4.48%	425	88,313
KCAP Senior Funding LLC Class D-1 Notes	5.48%	525	97,232
Total			$510,522

(1) Stated Interest Rate and Stated Interest Expense will vary based upon prevailing 3 month LIBOR as of the reset date. Stated Interest Expense amounts above represent the amounts accrued and payable at June 30, 2014 using prevailing rates.

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

The Company’s outstanding principal amounts, carrying values and fair values of the Class A-1, B-1, C-1 and D-1 Notes are as follows:

	As of
	June 30, 2014
	(unaudited)
	Principal Amount	Carrying Value	Fair Value
KCAP Senior Funding LLC Class A-1 Notes	$77,250,000	$75,160,295	$76,129,875
KCAP Senior Funding LLC Class B-1 Notes	9,000,000	8,756,539	8,887,500
KCAP Senior Funding LLC Class C-1 Notes	10,000,000	9,729,488	9,850,000
KCAP Senior Funding LLC Class D-1 Notes	9,000,000	8,756,539	8,910,000
Total	$105,250,000	$102,402,861	$103,777,375

Fair Value of KCAP Senior Funding I, LLC.   The Company carries the KCAP Senior Funding-I Notes at cost, net of unamortized discount of $2,847,139. The fair value of the KCAP Senior Funding I, LLC Notes was approximately $103.8 million at June 30, 2014. The fair values were determined based on third party indicative values. The KCAP Senior Funding I, LLC Notes are categorized as Level III under ASC 820 Fair Value.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the corporate level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2014). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a US federal excise tax for the calendar year 2014.

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2014:

Six Months Ended June 30, 2014
(unaudited)
Net increase in net assets resulting from operations	$15,694,256
Net change in unrealized depreciation from investments	446,909
Excess capital gains over capital losses	(244,785)
Income not on GAAP books currently taxable	84,665
Income not currently taxable	(77,495)
Expenses not currently deductible	283,359
Taxable income before deductions for distributions	$16,186,909
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.49

Tax-basis taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in tax-basis taxable income until they are realized; (2) amortization of discount on CLO Fund securities; (3) non-deductible expenses; (4) stock compensation expense that is not currently deductible for tax purposes; (5) excess of capital losses over capital gains; and (6) amortization of intangible assets and recognition of interest income on certain loans.

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

In July 2014, the Company made a distribution of $0.25 per share to shareholders. The estimated tax character of distributions paid during the six months ended June 30, 2014 and for the year ended December 31, 2013 was as follows:

	Six months ended June 30,		Year ended December 31,
	2014		2013
Distributions paid from:
Ordinary income	$16,186,909		$29,296,146
Tax Return of Capital	353,107		5,864,993
Total	$16,540,016	[1]	$35,161,139

(1) Comprised of the first quarter distribution paid in April and the second quarter distribution paid in July.

As of June 30, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	As of June 30,	As of December 31,
	2014	2013

Distributable ordinary income	$932,532	$1,223,060
Capital loss carryforward	66,116,923	66,361,708
Net unrealized depreciation	(46,054,836)	(45,607,926)

On June 20, 2014, the Company’s Board of Directors declared a distribution to shareholders of $0.25 per share for a total of $8.4 million. The record date was July 3, 2014 and the distribution was made on July 25, 2014.

At June 30, 2014, the Company had a net capital loss carryforward of $66 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

The Company adopted Financial Accounting Standards Board ASC Topic 740: Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2007. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (the last three fiscal years) or expected to be taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2014, the Company had no outstanding commitments to make investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2014 and 2013, the Company issued 37,115 and 37,932 shares, respectively, of common stock under its dividend reinvestment plan. As of June 30, 2014 and December 31, 2013, there were 623,983 and 272,998 shares of unvested restricted shares, respectively. There were 357,281 grants, 1,296 forfeitures, and 5,000 vested shares during the second quarter of 2014. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. The total number of shares of the Company’s common stock issued and outstanding as of June 30, 2014 and December 31, 2013 was 33,725,223 and 33,332,123, respectively.

10. EQUITY INCENTIVE PLAN

The Company has an equity incentive plan established in 2006 and as amended in 2008 and most recently in 2014, (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options that were granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option was granted. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Vesting of restricted stock awarded under the 2008 amendment of the Equity Incentive Plan will occur in two equal installments of 50%, on each of the third and fourth anniversaries of the grant date; vesting of restricted stock under the 2014 amended Equity Incentive Plan will vest in four equal installments of 25%, on each of the first four anniversaries of the grant date.

Stock Options

On June 20, 2014, the Company’s Board of Directors approved the amended and restated the Non-Employee Director Plan (the “Non-Employee Director Plan”) which was originally approved by shareholders on June 10, 2011. Accordingly, the annual grant of options to non-employee directors has been discontinued and replaced with an annual grant of shares of restricted stock as partial annual compensation for the services of the non-employee directors.

Information with respect to options granted, exercised or forfeited under the Equity Incentive Plan for the period January 1, 2013 through June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2013	60,000	$7.24
Granted	—	—
Exercised	(10,000)	—
Forfeited	—	—
Options outstanding at December 31, 2013	50,000	$7.72	5.4	$127,600
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2014	50,000	$7.72	4.9	$144,400
Total vested at June 30, 2014	50,000	$7.72	4.9

1 Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the six months ended June 30, 2014 and 2013, the Company did not recognize any non-cash compensation expense related to stock options. At June 30, 2014, the Company had no remaining compensation cost related to unvested stock based awards.

Restricted Stock

On June 10, 2011, pursuant to the Non-Employee Director Plan, the Board of Directors approved the grant of 4,000 shares of restricted stock to the non-employee directors of the Company as partial annual compensation for their services as director.

Awards of restricted stock granted under the Non-Employee Director Plan vest as follows: 50% of the shares vest on the grant date and the remaining 50% of the shares vest on the earlier of:

(i)	the first anniversary of such grant, or
(ii)	the date immediately preceding the next annual meeting of shareholders.

On June 15, 2012, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors.

During 2012, the Company’s Board of Directors approved the grant of 29,757 shares of restricted stock to employees of the Company as partial compensation for their services. 50% of such shares will vest on the third anniversary of the grant date and the remainder will vest on the fourth anniversary of the grant date.

On May 5, 2013, the Company’s Board of Directors approved the grant of 240,741 shares of restricted stock to the employees of the Company as partial compensation for their services. 50% of such awards will vest on the third anniversary of the grant date and the remaining 50% of the shares will vest on the fourth anniversary of the grant date.

On June 14, 2013, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors.

On June 20, 2014, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors.

On June 20, 2014, the Company’s Board of Directors approved the grant of 357,281 shares of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date. During the six months ended June 30, 2014, 5,000 shares of restricted stock vested and 1,296 shares of restricted stock were forfeited.

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2013 through June 30, 2014 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2014	32,257
Granted	245,741
Vested	(5,000)
Forfeited	—
Non-vested shares outstanding at December 31, 2013	272,998
Granted	357,281
Vested	(5,000)
Forfeited	(1,296)
Outstanding at June 30, 2014	623,983

Total non-vested shares at June 30, 2014	623,983

For the six months ended June 30, 2014, non-cash compensation expense related to restricted stock was approximately $413,000; of this amount approximately $218,000 was expensed at the Company, and approximately $195,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2013, non-cash compensation expense related to restricted stock was approximately $151,000; of this amount approximately $82,000 was expensed at the Company and approximately $69,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2014, the company had approximately $4.8 million of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 3.9 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $35,000 and $22,000 was expensed during the six months ended June 30, 2014 and 2013, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $124,000 and $90,000 was expensed during the six months ended June 30, 2014 and 2013, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a Business Development Company, or BDC under the Investment Act of 1940 (the “1940 Act”). We have three principal areas of investments:

First, we originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies (the “Debt Securities Portfolio”).

Second, we have invested in wholly-owned asset management companies (Katonah Debt Advisors, L.L.C., and Trimaran Advisors, L.L.C., collectively the “Asset Manager Affiliates”).

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

From our Asset Manager Affiliates investment, we expect to receive recurring dividend distributions and to generate capital appreciation through the addition of new collateralized loan obligation funds (“CLO Funds”) to manage. The Asset Manager Affiliates manage CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively the Asset Manager Affiliates have approximately $3.25 billion of par value assets under management as of June 30, 2014. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

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

We have elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at June 30, 2014 was $7.67. On June 30, 2014, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $8.49.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2014 (unaudited) and for the year ended December 31, 2013 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2012	$111,037,882	$83,257,507	$8,020,716	$77,242,000	$279,558,105
2013 Activity:
Purchases / originations /draws	232,226,295	11,957,500	3,813,838	217,212	248,214,845
Pay-downs / pay-offs / sales	(80,089,537)	(623,403)	(2,882,106)	—	(83,595,046)
Net accretion of interest	238,554	216,444	—	—	454,998
Net realized losses	(11,538,868)	—	(551,636)	—	(12,090,504)
Increase (decrease) in fair value	14,956,101	(15,355,828)	2,605,586	(1,311,212)	894,647
Fair Value at December 31, 2013	266,830,427	79,452,220	11,006,398	76,148,000	433,437,045
Purchases / originations /draws	74,490,079	12,521,847	1,051,643	545,979	88,609,548
Pay-downs / pay-offs / sales	(86,280,373)	(612,370)	(3,516,700)	—	(90,409,443)
Net accretion of interest	237,449	142,473	—	—	379,922
Net realized gains (losses)	246,177	—	(1,393)	—	244,784
Increase (decrease) in fair value	499,319	226,728	219,023	(1,391,979)	(446,909)
Fair Value at June 30, 2014	$256,023,078	$91,730,898	$8,758,971	$75,302,000	$431,814,947

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

The following table shows the Company’s portfolio by security type at June 30, 2014 and December 31, 2013:

	June 30, 2014 (unaudited)			December 31, 2013
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts²	5,610,941	5,610,941	2	7,112,949	7,112,949	3
Senior Secured Loan	159,600,198	153,304,076	60	175,021,272	168,188,453	67
Junior Secured Loan	47,500,076	45,264,099	18	50,831,407	48,443,384	19
Senior Unsecured Loan	27,013,567	27,013,567	10	23,000,000	23,000,000	9
First Lien Bond	2,952,225	2,398,500	1	2,948,332	2,546,400	2
Senior Subordinated Bond	4,272,110	4,293,098	2	1,037,707	1,051,540	-
Senior Unsecured Bond	10,946,659	11,433,738	4	10,855,804	11,381,100	5
Senior Secured Bond	1,517,375	1,605,000	1	1,519,072	1,619,550	1
CLO Fund Securities	113,748,903	91,730,898	35	101,696,950	79,452,220	32
Equity Securities	16,289,233	8,758,971	3	18,755,684	11,006,398	4
Preferred	10,104,717	10,711,000	4	10,000,000	10,600,000	4
Asset Manager Affiliates	83,924,720	75,302,000	29	83,378,741	76,148,000	30
Total	$483,480,724	$437,425,888	169%	$486,157,918	$440,549,994	176%

¹     Calculated as a percentage of Net Asset Value.

²     Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At June 30, 2014 and December 31, 2013, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.7% and 7.3%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at June 30, 2014 was spread across 24 different industries and 86 different entities with an average balance per entity of approximately $3.6 million. As of June 30, 2014, all but four of our portfolio companies were current on their debt service obligations.

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

At June 30, 2014, our ten largest portfolio companies represented approximately 43% of the total fair value of our investments. Our largest investment, the Asset Manager Affiliates, which are our wholly-owned portfolio companies represented 17% of the total fair value of our investments. Excluding the Asset Manager Affiliates and CLO Fund Securities, our ten largest portfolio companies represent approximately 17% of the total fair value of our investments.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014 (unaudited)			December 31, 2013³
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,238,709	$8,331,245	3%	$9,244,538	$8,100,895	3%
Asset Management Company[2]	83,924,720	75,302,000	30	83,378,741	76,148,000	30
Automotive	14,929,935	14,980,721	6	15,248,090	15,306,403	6
Banking, Finance, Insurance & Real Estate	30,822,276	30,908,188	12	30,859,620	31,011,964	12
Beverage, Food and Tobacco	24,392,212	24,607,779	10	33,758,684	34,026,889	14
Capital Equipment	11,453,990	12,392,098	5	11,450,641	11,792,925	5
Chemicals, Plastics and Rubber	3,397,266	3,415,763	1	2,921,597	2,906,601	1
CLO Fund Securities	113,748,903	91,730,898	36	101,696,950	79,452,220	33
Construction & Building	18,152,025	119,659	-	18,224,720	190,244	-
Consumer goods: Durable	-	1,382,237	1	7,713,071	9,751,622	4
Consumer goods: Non-durable	20,587,792	20,086,205	8	18,864,695	18,266,939	7
Energy: Oil & Gas	2,486,078	3,816,887	1	11,734,558	12,930,563	5
Environmental Industries	10,866,389	10,913,691	4	6,937,663	6,965,896	3
Forest Products & Paper	5,931,335	5,930,000	2	-	-	-
Healthcare & Pharmaceuticals	31,935,545	32,208,851	12	24,146,383	24,061,764	10
Healthcare, Education and Childcare	-	-	-	6,908,414	7,199,856	3
High Tech Industries	15,279,291	15,388,010	6	17,989,624	17,989,034	7
Hotel, Gaming & Leisure	2,819,674	2,410,660	1	3,825,126	3,466,520	1
Media: Advertising, Printing & Publishing	13,565,775	13,841,894	5	12,797,615	13,035,590	5
Media: Broadcasting & Subscription	9,626,659	9,627,106	4	9,853,341	9,915,921	4
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	1,382,030	1,222,655	-	3,364,579	3,325,032	1
Services: Business	8,494,861	8,870,365	3	2,984,555	2,999,791	1
Services: Consumer	5,583,736	4,516,189	2	5,703,581	4,616,678	2
Telecommunications	13,120,855	13,178,590	5	17,251,743	17,337,834	7
Time Deposit and Money Market Accounts[4]	5,610,941	5,610,941	2	7,112,949	7,112,949	3
Transportation: Cargo	20,088,919	20,735,373	8	16,030,051	16,643,254	7
Utilities: Electric	5,812,245	5,896,883	2	5,927,826	5,993,610	2
Total	$483,480,724	$437,425,888	169%	$486,157,918	$440,549,994	176%

[1]	Calculated as a percentage of net asset value.
[2]	Represents the Asset Manager Affiliates.
[3]	Certain prior year amounts have been reclassified to conform to the current year presentation.
[4]	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2014, we had approximately $92 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of June 30, 2014 and December 31, 2013 are as follows:

			June 30, 2014		December 31, 2013
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,701,455	$738,158	$4,715,553	$1,052,164
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,398,172	550,000	1,618,611	325,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	3,320,000	1,000	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,484,693	1,579,404	4,499,793	1,478,978
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,378,005	1,387,164	3,390,005	1,230,731
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,008,087	777,822	2,023,287	829,739
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,755,728	5,714,906	11,770,993	5,932,163
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	31,095,297	27,991,513	31,064,973	27,758,379
Katonah 2007-I CLO Ltd.[2]	Class B-2L Notes	100.0	1,327,169	10,300,000	1,300,937	9,740,000
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	3,524,200	2,733,495	3,542,300	2,519,210
Trimaran CLO V, Ltd.[2]	Subordinated Notes	20.8	2,716,400	1,842,675	2,721,500	1,844,276
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	2,761,700	1,925,496	2,784,200	1,981,948
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	3,132,100	2,251,346	3,133,900	2,513,261
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	8,987,000	6,969,478	8,943,900	6,846,520
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	42.9	3,885,051	4,290,000	3,843,398	4,200,001
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	9,365,700	8,762,580	9,960,400	8,225,100
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	3,036,200	2,892,500	3,063,200	2,973,750
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	11,464,500	9,683,361	—	—
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,407,446	1,340,000	—	—
Total			$113,748,903	$91,730,898	$101,696,950	$79,452,220

¹	Represents percentage of class held.
²	A CLO Fund managed by an Asset Manager Affiliate.
³	As of June 30, 2014, this CLO Fund security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of June 30, 2014, our Asset Manager Affiliates had approximately $3.25 billion of par value of assets under management on which they earn management fees, and were valued at approximately $75 million.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2014 and 2013.

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

Distributions from Asset Manager Affiliates. We receive distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may also receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended June 30, 2014 and 2013 was approximately $13.2 million and $11.2 million, respectively. Of these amounts, approximately $5.2 million and $3.0 million was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2013 to 2014 were due to higher average invested assets stemming primarily from capital raising activities.

Investment income for the six months ended June 30, 2014 and 2013 was approximately $26.6 million and $22.6 million, respectively. Of these amounts, approximately $10.4 million and $5.5 million was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2013 to 2014 were due to higher average invested assets stemming primarily from capital raising activities.

The weighted average yield on the Debt Securities Portfolio was 7.7%, and 7.3%, as of June 30, 2014 and December 31, 2013, respectively.

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

For the three months ended June 30, 2014 and 2013, approximately $4.9 million of dividend income was attributable to investments in CLO Fund securities. For the six months ended June 30, 2014 and 2013, approximately $9.8 million and $10.8 million, respectively, of dividend income was attributable to investments in CLO Fund securities. Dividends from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of income on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Distributions from our Asset Manager Affiliates are recorded as “Distributions from Asset Manager Affiliates” in our Statement of Operations. For the three months ended June 30, 2014 and 2013, we recognized distribution income of $3.0 million and $3.3 million from the Asset Manager Affiliates, respectively. For the six months ended June 30, 2014 and 2013, we recognized income of $6.0 million and $6.3 million from the Asset Manager Affiliates, respectively.

The Asset Manager Affiliates are expected to pay future dividends to the Company based upon their operating cash flow, which generally will be dependent upon the maintenance and growth in their assets under management. The fair value of our investment in our Asset Manager Affiliates decreased by $1.4 million during the six months ended June 30, 2014 and increased by $10.0 million during the six months ended June 30, 2013. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value assets under management by our Asset Manager Affiliates was $3.25 billion and $3.2 billion as of June 30, 2014 and December 31, 2013, respectively.

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

Total expenses for the three months ended June 30, 2014 and 2013 were approximately $5.2 million and $4.7 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $2.9 million and $2.3 million, respectively, on average debt outstanding of $196 million and $108 million, respectively.

For the three months ended June 30, 2014 and 2013, approximately $1.2 million and $1.1 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the three months ended June 30, 2014 and 2013, respectively, professional fees and insurance expenses totaled approximately $657,000 and $779,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $399,000 and $513,000 for the three months ended June 30, 2014 and 2013, respectively.

Total expenses for the six months ended June 30, 2014 and 2013 were approximately $10.7 million and $9.1 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $5.9 million and $4.5 million, respectively, on average debt outstanding of $196 million and $105 million, respectively.

For the six months ended June 30, 2014 and 2013, approximately $2.5 million and $2 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. The increase in compensation expense results from higher performance-based compensation and benefit plan expenses, as well as an increase in employee headcount. For the six months ended June 30, 2014 and 2013, respectively, professional fees and insurance expenses totaled approximately $1.5 million and $1.6 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $868,000 and $1 million for the six months ended June 30, 2014 and 2013, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2014, net investment income and net realized losses were approximately $8.0 million, or $0.24 per share. For the three months ended June 30, 2013, net investment income and net realized losses were approximately $5.0 million or $0.15 per share. For the six months ended June 30, 2014, net investment income and net realized gains were approximately $16.1 million, or $0.48 per share. For the six months ended June 30, 2013, net investment income and net realized losses were approximately $11.9 million or $0.38 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the three months ended June 30, 2014, net investment income was approximately $8.0 million, or $0.24 per share. For the six months ended June 30, 2014, net investment income was approximately $15.9 million, or $0.48 per share.

Generally, we seek to fund our distributions from net investment income. For the six months ended June 30, 2014, total distributions were $16.2 million, or $0.50 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2014, our total investments had net unrealized appreciation of approximately $4.3 million. During the three months ended June 30, 2013, our total investments had net unrealized appreciation of approximately $3.5 million. For the three months ended June 30, 2014, our Asset Manager Affiliates had net unrealized appreciation of approximately $1.2 million. For the three months ended June 30, 2013, our Asset Manager Affiliates had net unrealized appreciation of approximately $6.9 million. For the three months ended June 30, 2014, our middle market portfolio of debt securities and equity securities had net unrealized appreciation of approximately $1.6 million, compared with net unrealized appreciation of $1.2 million during the second quarter of 2013. For the three months ended June 30, 2014, our CLO Fund securities had net unrealized appreciation of approximately $1.4 million compared with net unrealized depreciation of $4.6 million during the second quarter of 2013.

During the six months ended June 30, 2014, our total investments had net unrealized depreciation of approximately $447,000. During the six months ended June 30, 2013, our total investments had net unrealized appreciation of approximately $3.9 million. For the six months ended June 30, 2014, our Asset Manager Affiliates had net unrealized depreciation of approximately $1.4 million. For the six months ended June 30, 2013, our Asset Manager Affiliates had net unrealized appreciation of approximately $10.0 million. For the six months ended June 30, 2014, our middle market portfolio of debt securities and equity securities had net unrealized appreciation of approximately $718,000, compared with net unrealized appreciation of $3.4 million during the six months ended June 30, 2013. For the six months ended June 30, 2014, our CLO Fund securities had net unrealized appreciation of approximately $227,000 compared with net unrealized depreciation of $9.5 million during the six months ended June 30, 2013.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2014 was $12.3 million, or $0.37 per share. Net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2013 was $8.5 million, or $0.26 per share.

The net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2014 was $15.7 million, or $0.47 per share. Net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2013 was $15.7 million, or $0.51 per share.

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

As of June 30, 2014 and December 31, 2013 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2014	December 31, 2013
Cash	$2,310,589	$3,433,675
Money Market Accounts	5,610,941	7,112,949
Senior Secured Loan	153,304,076	168,188,453
Junior Secured Loan	45,264,099	48,443,384
Senior Unsecured Loan	27,013,567	23,000,000
First Lien Bond	2,398,500	2,546,400
Senior Subordinated Bond	4,293,098	1,051,540
Senior Secured Bond	1,605,000	1,619,550
Senior Unsecured Bond	11,433,738	11,381,100
CLO Fund Securities	91,730,898	79,452,220
Equity Securities	8,758,971	11,006,398
Preferred	10,711,000	10,600,000
Asset Manager Affiliates	75,302,000	76,148,000
Total	$439,736,477	$443,983,669

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of June 30, 2014, we had approximately $195.7 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 231%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of June 30, 2014, the conversion rate was 128.6773 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.77 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or settle the conversion cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the six months ended June 30, 2014, there were no realized losses on extinguishment of debt. For the year ended December 31, 2013 total realized losses on extinguishment of debt were approximately $537,000. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

In February 2012, the Company entered into a Note Purchase Agreement, under which it was able to obtain up to $30 million in financing (the “Facility”). The Facility was terminated on November 4, 2013 and remaining unamortized capitalized costs of approximately $203,000 related to the Facility were written-off and are included in Realized Losses on Extinguishments of Debt.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage tests applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. At June 30, 2014, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

On June 18, 2013, KCAP Senior Funding I, LLC, or Issuer, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. These junior notes eliminate in consolidation and the remaining notes with a par value of $105 million, net of $2.8 million of unamortized discount, are reflected on our consolidated balance sheet. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders (at a special stockholder meeting held on June 19, 2014 and continued on July 8, 2014) authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) July 8, 2015, or (ii) the date of our 2015 annual meeting of shareholders. For the same period, the Company adopted a policy that it will not seek approval from our Board of Directors to sell or otherwise issue more than 15% of the Company’s then outstanding shares of common stock at a price below its then current net asset value. We would need similar future approval from our shareholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

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

The amount of our declared distributions, as evaluated by management and approved by our Board of Directors, is based on our evaluation of both distributable income for tax purposes and GAAP net investment income (which excludes unrealized gains and losses). Generally, we seek to fund our distributions from GAAP current earnings, primarily from net interest and dividend income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. Distributions to our stockholders during the years ended 2013 and 2012 included $5.8 million and $1.3 million, respectively, of tax-basis return of capital.

The following table sets forth the quarterly distributions declared by us for the two most recently completed fiscal years and the current fiscal year, including distributions from the Asset Manager Affiliates received by the Company, if any.

	Distribution	Declaration Date	Record Date	Pay Date
2014:
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014
Total declared in 2014	$0.50

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013
Total declared in 2013	$1.06

2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012
Total declared in 2012	$0.94

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2014 and December 31, 2013, we did not have any such outstanding commitments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations[1]	$192,810,861	$—	$49,008,000	$—	$143,802,861

(1)	Represents approximately $49.0 million of Convertible Notes, $41.4 million of 7.375% Notes Due 2019 and $102.4 Notes issued by KCAP Senior Funding I, L.L.C.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2014, four issuers representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2013, five issuers representing less than 1% of our total investments at fair value were on non-accrual status.

Distributions from CLO Fund Securities

We receive distributions from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. Our CLO Fund junior class securities are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us. We make estimated interim accruals of such dividend income based on recent historical distributions and CLO Fund performance and adjust such accruals on a quarterly basis to reflect actual distributions.

For non-junior class CLO Fund Securities, such as our investment in the class B-2L notes of Katonah 2007-I CLO and the class F notes of Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates

We record distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock, under the Equity Incentive Plan, to officers and employees for services rendered to us. We follow Accounting Standards Codification 718, Compensation — Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. During the second quarter of 2014, the Board of Directors authorized a grant of restricted stock to officers and employees comprised of 357,281 shares of restricted stock with an aggregate fair value of of approximately $2.9 million on the date of grant.

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

Distributions to Shareholders

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management for the period and year.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2014, approximately 95% of our debt securities portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 2.00%. We generally expect that future portfolio investments will predominately be floating rate investments.

As of June 30, 2014, we had $195.7 million of borrowings outstanding at a weighted average rate of 5.08%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the proportion of our debt associated with our Convertible Notes or Retail Notes would remain the same at 8.75% and 7.375%, respectively, given that this debt is at a fixed rate. The Notes issued by KCAP Senior Funding are floating rate based upon a LIBOR index plus a spread, which serves as a floor should LIBOR decrease to zero. Accordingly, our interest costs associated with this debt will fluctuate with changes in LIBOR.

We would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets). Accordingly, there can be no assurance that a significant change in market interest rates will not have a material effect on our net investment income.

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2014 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income for various hypothetical increases in interest rates:

	Impact on net investment income:
	1%	2%	3%
Increase in interest rate	$(574,868)	$212,087	$1,105,241

Decrease in interest rate	$189,710	$189,710	$189,710

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $575,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $212,000 and $1.1 million, respectively. Since the LIBOR rate underlying certain investments, as well as certain of our borrowings, is currently very low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $190,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we did not engage in any sales of unregistered securities during the three months ended June 30, 2014, we issued a total of 28,631 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended June 30, 2014, the aggregate value of the shares of our common stock issued under our DRIP was approximately $232,770.

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

KCAP FINANCIAL, INC.

Date: August 6, 2014	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

10.1	2006 Equity Incentive Plan as Amended and Restated Effective June 20, 2014.**

10.2	Non-Employee Director Plan as Amended and Restated Effective June 20, 2014.**

10.3	Form of Employee Restricted Stock Award Agreement.**

10.4	Form of Executive Restricted Stock Award Agreement.**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Submitted herewith.

