Form 10-Q
period 2014-09-30
KCAP Financial, Inc.
filed 2014-11-05
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of common stock of the registrant as of October 31, 2014 was 36,753,672.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2014	As of December 31, 2013
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2014 - $341,694; 2013 - $7,112,949)	$341,694	$7,112,949
Debt securities (cost: 2014 - $265,277,525; 2013 - $275,213,594)	264,813,932	266,830,427
CLO Fund securities managed by affiliates (cost: 2014 - $110,317,772; 2013 - $88,979,585)	83,487,288	75,100,306
CLO Fund securities managed by non-affiliates (cost: 2014 - $9,135,310; 2013 - $12,717,365)	3,894,965	4,351,914
Equity securities (cost: 2014 - $17,454,438; 2013 - $18,755,684)	11,140,167	11,006,398
Asset Manager Affiliates (cost: 2014 - $83,924,720; 2013 - $83,378,741)	78,737,000	76,148,000
Total Investments at Fair Value (cost: 2014 - $486,451,459; 2013 - $486,157,918)	442,415,046	440,549,994
Cash	3,935,484	3,433,675
Restricted cash	5,443,575	4,078,939
Interest receivable	2,108,845	2,032,559
Due from affiliates	3,149,940	3,125,259
Other assets	5,632,707	5,951,962
Total Assets	$462,685,597	$459,172,388

LIABILITIES
Convertible Notes	$49,008,000	$49,008,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: 2014 - $2,736,789; 2013 - $3,065,627)	102,513,211	102,184,373
Payable for open trades	8,262,000	3,980,000
Accounts payable and accrued expenses	2,475,312	3,897,291
Shareholder distribution payable	—	8,333,031
Total Liabilities	203,658,523	208,802,695

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 33,753,672 and 33,332,123 common shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	337,537	333,472
Capital in excess of par value	372,255,639	370,929,615
Accumulated undistributed (excess distribution) net investment income	1,550,569	(6,102,017)
Accumulated net realized losses	(70,559,495)	(68,662,689)
Net unrealized depreciation on investments	(44,557,176)	(46,128,688)
Total Stockholders' Equity	259,027,074	250,369,693
Total Liabilities and Stockholders' Equity	$462,685,597	$459,172,388
NET ASSET VALUE PER COMMON SHARE	$7.67	$7.51

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Investment Income:
Interest from investments in debt securities	$5,391,997	$3,716,675	$15,812,747	$9,191,940
Interest from cash and time deposits	831	12,183	2,341	19,920
Distributions from investments in CLO Fund securities managed by affiliates	4,474,881	5,109,417	13,562,745	15,147,600
Distributions from investments in CLO Fund securities managed by non-affiliates	296,908	281,571	1,037,212	1,029,236
Distributions from Asset Manager Affiliates	3,100,000	3,325,000	9,100,000	9,625,000
Capital structuring service fees	412,772	200,185	764,971	259,512
Total investment income	13,677,389	12,645,031	40,280,016	35,273,208
Expenses:
Interest and amortization of debt issuance costs	2,891,724	2,902,486	8,775,697	7,412,795
Compensation	1,431,825	1,205,864	3,921,913	3,225,986
Professional fees	566,320	391,735	1,783,443	1,686,707
Insurance	112,109	140,647	359,576	395,995
Administrative and other	315,769	433,594	1,183,367	1,453,150
Total expenses	5,317,747	5,074,326	16,023,996	14,174,633
Net Investment Income	8,359,642	7,570,705	24,256,020	21,098,575
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(2,141,591)	(10,387,242)	(1,896,806)	(12,032,708)
Net unrealized appreciation (depreciation) on:
Debt securities	7,420,256	10,547,127	7,919,575	12,958,119
Equity securities	1,215,992	85,773	1,435,014	1,084,715
CLO Fund securities managed by affiliates	(13,086,650)	(2,529,499)	(12,951,204)	(10,876,896)
CLO Fund securities managed by non-affiliates	3,033,824	(239,837)	3,125,106	(1,428,072)
Asset Manager Affiliates investments	3,435,000	(4,806,105)	2,043,021	5,179,293
Total net unrealized appreciation	2,018,422	3,057,459	1,571,512	6,917,159
Net realized and unrealized depreciation on investments	(123,169)	(7,329,783)	(325,294)	(5,115,549)
Realized losses on extinguishments of debt	—	(333,701)	—	(333,701)
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$8,236,473	$(92,779)	$23,930,726	$15,649,325
Net Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.24	$—	$0.71	$0.49
Diluted:	$0.23	$—	$0.68	$0.49
Net Investment Income Per Common Share:
Basic:	$0.25	$0.23	$0.72	$0.66
Diluted:	$0.23	$0.22	$0.69	$0.65
Weighted Average Shares of Common Stock Outstanding—Basic	33,746,159	33,312,328	33,497,934	31,887,711
Weighted Average Shares of Common Stock Outstanding—Diluted	40,125,660	33,326,934	39,877,326	31,903,230

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Operations:
Net investment income	$24,256,020	$21,098,575
Net realized losses from investment transactions	(1,896,806)	(12,032,708)
Realized losses from extinguishments of debt	—	(333,701)
Net change in unrealized appreciation on investments	1,571,512	6,917,159
Net increase in net assets resulting from operations	23,930,726	15,649,325
Stockholder distributions:
Distribution of net investment income	(15,896,379)	(13,527,870)
Return of capital	(707,055)	(5,007,078)
Net decrease in net assets resulting from stockholder distributions	(16,603,434)	(18,534,948)
Capital transactions:
Issuance of common stock for:
Dividend reinvestment plan	561,662	564,022
Conversion of Convertible Notes	—	8,786,000
Issuance of Common Stock	—	50,404,286
Amortization of stock based compensation	768,427	338,387
Net increase in net assets resulting from capital transactions	1,330,089	60,092,695
Net assets at beginning of period	250,369,693	207,875,659
Net assets at end of period (including undistributed net investment income of $1,550,569 in 2014 and $2,667,111 in 2013)	$259,027,074	$265,082,729
Net asset value per common share	$7.67	$7.96
Common shares outstanding at end of period	33,753,672	33,314,779

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES:
Net increase in stockholder's equity resulting from operations	$23,930,726	$15,649,325
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash provided by (used in) in operating activities:
Net realized losses on investment transactions	1,896,806	12,032,708
Net change in unrealized appreciation on investments	(1,571,512)	(6,917,159)
Net accretion of discount on debt securities	(445,677)	(58,083)
Amortization of original issue discount on indebtedness	328,838	155,695
Amortization of debt issuance costs	838,726	718,473
Realized losses on extinguishments of debt	—	333,701
Payment-in-kind interest income	(132,622)	(3,091)
Stock-based compensation expense	768,427	338,387
Changes in operating assets and liabilities:
Purchases of investments	(165,876,071)	(214,359,224)
Proceeds from sales and redemptions of investments	164,264,021	78,920,697
Increase in payable for open trades	4,282,000	7,974,944
Increase in interest and dividends receivable	(76,286)	(1,377,331)
Increase in accounts receivable	—	(1,114,185)
Decrease in time deposit	—	1,942,834
Increase in other assets	(519,467)	(3,889,800)
Increase in due from affiliates	(24,681)	—
Decrease in accounts payable and accrued expenses	(1,421,978)	(144,403)
Net cash provided by (used in) operating activities	26,241,250	(109,796,512)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	50,404,236
Distributions to stockholders	(24,374,804)	(25,374,261)
Proceeds from issuance of debt	—	101,954,525
Repurchase of Convertible Notes	—	(2,206,000)
Increase in restricted cash	(1,364,637)	(5,999,041)
Net cash (used in) provided by financing activities	(25,739,441)	118,779,459
CHANGE IN CASH	501,809	8,982,947
CASH, BEGINNING OF PERIOD	3,433,675	738,756
CASH, END OF PERIOD	$3,935,484	$9,721,704
Supplemental Information:
Interest paid during the period	$8,547,252	$7,188,062
Dividends paid during the period under the dividend reinvestment plan	$561,662	$564,022

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2014

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
4L Technologies Inc. (fka Clover Holdings, Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	$2,800,000	$2,773,817	$2,791,838

Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Non-durable	First Lien Bond — 10.5% Cash, Due 6/19	3,000,000	2,957,441	2,553,899

Advantage Sales & Marketing Inc.[9] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,464	988,395

Alaska Communications Systems Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 10/16	2,200,227	2,201,839	2,192,526

Anaren, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,985,000	1,966,827	1,977,555

Asurion, LLC (fka Asurion Corporation)[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	1,931,879	1,948,710	1,925,243

AZ Chem US Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 6/21	478,767	476,470	479,033

Bankruptcy Management Solutions, Inc.[9] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	704,659	704,659	599,876

BarBri, Inc. (Gemini Holdings, Inc.)[9,11] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,872,500	2,860,949	2,861,728

BBB Industries, LLC[9,11] Automotive	Senior Secured Loan — Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/19	3,023,140	3,015,760	3,023,139

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 4.5% Cash, 1.0% Libor Floor, Due 8/19	$3,745,220	$3,729,404	$3,703,087

Blue Coat Systems, Inc.[9,11] High Tech Industries	Senior Secured Loan — New Term Loan 4.0% Cash, 1.0% Libor Floor, Due 5/19	468,820	470,234	461,202

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[9] Media: Advertising, Printing & Publishing	Senior Secured Loan — Loan 10.0% Cash, 1.5% Libor Floor, Due 11/14	300,138	300,138	300,138

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 10.6% Cash, Due 8/18	1,500,000	1,516,376	1,571,250

CCS Intermediate Holdings, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	2,985,284	2,998,500

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	995,000	1,008,773	996,244

Checkout Holding Corp.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	997,500	992,843	973,311

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[9] Capital Equipment	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, Due 1/15	1,607,532	1,607,532	1,607,532

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,155,240	10,155,240	10,358,345

CSM Bakery Supplies LLC[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,016,992	2,892,000

CSM Bakery Supplies LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/20	2,630,000	2,629,038	2,600,412

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 13% - 09/2019 – PIK Note 0.0% Cash, 13.0% PIK, Due 9/19	3,346,613	3,098,521	3,346,613

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 13% - 09/2019 - Senior Subordinated Note 12.0% Cash, 1.0% PIK, Due 9/19	$4,303,950	$4,283,742	$4,366,788

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,494,443	2,548,250

ELO Touch Solutions, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,898,703	1,844,312	1,855,223

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,981,760	4,000,000

Fender Musical Instruments Corporation[9,11] Hotel, Gaming & Leisure	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	2,401,690	2,413,131	2,401,931

FHC Health Systems, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 1/18	3,407,143	3,382,112	3,407,143

First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	2,796,448	2,757,383	2,823,014

First Data Corporation[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 New Dollar Term Loan 3.7% Cash, Due 3/18	1,000,000	957,692	982,190

Getty Images, Inc.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,190,739	2,191,894	2,015,480

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,932,910	4,059,600

Grande Communications Networks LLC[9,11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,950,026	3,954,719	3,949,236

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,955,000	2,915,557	2,955,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	$7,000,000	$6,887,346	$7,105,000

Gymboree Corporation., The[9,11] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,386,473	948,588

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 6/19	2,962,500	2,938,993	2,963,093

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,390,625	3,364,184	3,432,313

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,471,875	1,465,382	1,471,728

Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,971,646	1,911,800

Hoffmaster Group, Inc.[9,11] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,990,000	3,952,551	3,987,606

Hunter Defense Technologies, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	3,000,000	2,970,582	2,973,300

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	247,636	228,563	1,000

Key Safety Systems, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,500,000	1,492,597	1,497,750

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,465,088	3,474,003	3,460,583

MB Aerospace ACP Holdings III Corp.[9,11] Aerospace and Defense	Senior Secured Loan — Dollar Term Loan 5.0% Cash, 1.0% Libor Floor, Due 5/19	3,950,000	3,919,243	3,927,485

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Medical Specialties Distributors, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	$3,970,000	$3,935,681	$3,951,738

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.8% Cash, 1.3% Libor Floor, Due 8/18	1,985,000	1,973,356	1,966,143

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	1,000,000	990,060	992,500

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,000,000	1,970,155	1,980,000

Nielsen & Bainbrige, LLC[9,11] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,000,000	2,970,181	2,977,500

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,11] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	992,500	982,964	973,841

Ozburn-Hessey Holding Company LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 5/19	3,521,340	3,511,561	3,448,097

PGX Holdings, Inc.[11] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	4,000,000	3,960,000	3,960,000

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	922,773	924,097	922,681

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	2,768,319	2,757,621	2,768,042

QoL Meds, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/20	500,000	497,588	499,950

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,990,000	3,961,745	3,990,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Delayed Draw 10.0% Cash, 1.5% PIK, Due 6/18	$1,000,000	$1,000,000	$1,000,000

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Subordinated Term Loan 10.0% Cash, 1.5% PIK, Due 6/18	8,034,116	8,034,116	8,034,116

Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,639,300	6,744,220

Safenet, Inc.[9,11] High Tech Industries	Senior Secured Loan — Initial Term Loan (First Lien) 6.8% Cash, 1.0% Libor Floor, Due 3/20	2,985,000	2,957,597	2,985,000

Sandy Creek Energy Associates, L.P.[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,872,267	2,859,687	2,869,279

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	2,196,823	2,180,197	2,154,424

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	3,449,217	3,434,071	3,382,647

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 6/19	2,962,500	2,939,068	2,960,426

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,910,711	3,886,043	3,688,309

Tank Partners Holdings, LLC[9] Aerospace and Defense	Senior Secured Loan — Loan 9.8% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	10,290,000	10,108,244	10,104,780

TPF II LC, LLC (TPF II Rolling Hills, LLC)[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 7.8% Cash, 1.0% Libor Floor, Due 8/19	2,923,898	2,887,852	2,923,898

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
TPF II Power, LLC (TPF II Covert Midco, LLC)[11] Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	$3,000,000	$3,007,500	$3,007,500

Trico Products Corporation[9] Automotive	Senior Secured Loan — Term Loan 6.4% Cash, 1.5% Libor Floor, Due 7/16	4,729,688	4,715,210	4,729,688

Trico Products Corporation[9,11] Automotive	Senior Secured Loan — Term Loan 6.4% Cash, 1.5% Libor Floor, Due 7/16	3,783,751	3,772,168	3,783,751

Trimaran Advisors, L.L.C.[9] Portfolio Company Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	18,000,000	18,000,000	18,000,000

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[9,11] High Tech Industries	Senior Secured Loan — Term Loan 4.8% Cash, 1.3% Libor Floor, Due 5/18	3,544,969	3,551,629	3,544,969

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	987,087	1,020,000

TUI University, LLC[9] Services: Consumer	Senior Secured Loan — Term Loan (First Lien) 8.8% Cash, 1.3% Libor Floor, Due 10/14	1,647,733	1,646,761	1,647,733

TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	1,004,189	982,500

TWCC Holding Corp.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, 0.8% Libor Floor, Due 2/17	906,653	911,380	892,677

Univar Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, 1.5% Libor Floor, Due 6/17	2,902,102	2,899,031	2,876,099

USJ-IMECO Holding Company, LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,980,000	3,961,456	3,867,366

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Verdesian Life Sciences, LLC[9] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	$987,500	$973,244	$985,031

Verdesian Life Sciences, LLC[9,11] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,262,500	3,216,732	3,254,344

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,866,953	2,838,051	2,870,537

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	2,979,755	2,954,477	2,944,594

Weiman Products, LLC[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	3,973,007	3,940,087	3,926,126

WideOpenWest Finance, LLC[9] Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, 1.0% Libor Floor, Due 4/19	2,962,406	2,979,939	2,957,459

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	5,000,000	4,985,544	5,000,000

WireCo WorldGroup Inc. [9,11] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	3,000,000	2,991,327	3,000,000

Total Investment in Debt Securities (102% of net asset value at fair value)		$267,046,244	$265,277,525	$264,813,932

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	643,631

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Common Stock 2013	0.8%	314,325	389,336

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	583,395

Coastal Concrete Holding II, LLC[5,9] Construction & Building	Class A Units	10.8%	8,625,626	1,000

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	926,472

eInstruction Acquisition, LLC[5,9] Services: Consumer	Membership Units	1.1%	1,079,616	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,5] Capital Equipment	Class A Shares	1,500	1,500,000	2,340,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	$400,000	$1,000

Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,440,230

Tank Partners Holdings, LLC[5,9] Aerospace and Defense	Unit	5.8%	980,000	980,000

Tank Partners Holdings, LLC[5,9] Aerospace and Defense	Warrants	2.5%	185,205	185,205

TRSO II, Inc.- Energy: Oil & Gas	Common Stock	5.4%	1,500,000	3,647,898

Total Investment in Equity Securities (4% of net asset value at fair value)			$17,454,438	$11,140,167

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,692,020	$587,616
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,389,491	500,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	4,459,693	1,545,351
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	3,355,905	1,421,182
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	2,003,887	764,171
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	11,730,298	5,686,512
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	30,998,097	26,910,841
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	3,519,000	2,675,973
Trimaran CLO V, Ltd.[3,6]	Subordinate Notes	20.8%	2,711,900	1,839,198
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	2,750,300	1,988,588
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	3,130,200	2,293,124
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	8,978,100	6,409,086
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes	23.5%	9,366,900	8,235,900
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes	24.9%	12,008,800	9,683,361
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	3,053,800	2,807,350
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes	24.9%	9,971,100	8,514,000

Total Investment in CLO Subordinated Securities			$114,119,491	$81,862,253

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Catamaran CLO 2012-1 Ltd.[3,6]	Float - 12/2023 - F - 14889CAE0 Par Value of $4,500,000 Due 12/23	42.9%	$3,900,026	$4,210,000
Catamaran CLO 2014-1 Ltd.[3,6]	Float - 04/2026 - E - 14889FAC7 Par Value of $1,525,000 Due 4/26	15.1%	1,433,565	1,310,000

Total Investment in CLO Rated-Note			$5,333,591	$5,520,000

Total Investment in CLO Fund Securities (34% of net asset value at fair value)			$119,453,082	$87,382,253

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$83,924,720	$78,737,000

Total Investment in Asset Manager Affiliates			$83,924,720	$78,737,000
(30% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$249,043	$249,043
US Bank Money Market Account[9]	Money Market Account	0.30%	92,651	92,651

Total Investment in Time Deposit and Money Market Accounts (0% of net asset value at fair value)			$341,694	$341,694

Total Investments[4] (171% of net asset value at fair value)			$486,451,459	$442,415,046

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans to the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2014. As noted in the table above, 72% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.00%.
[2]	Reflects the fair market value of all investments as of September 30, 2014, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $486 million. The aggregate gross unrealized appreciation is approximately $7 million, the aggregate gross unrealized depreciation is approximately $51 million, and the net unrealized depreciation is approximately $44 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of September 30, 2014, this CLO Fund Security was not providing a dividend distribution.
[11]	As of September 30, 2014, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s debt obligations.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Non-durable	First Lien Bond — 10.5% - 06/2019 - 00753CAE2 10.5% Cash, Due 6/19	$3,000,000	$2,948,332	$2,546,400

Advantage Sales & Marketing Inc.[9] Services: Business	Senior Secured Loan — 2013 Term Loan (First Lien) 4.3% Cash, Due 12/17	1,989,952	1,996,642	2,001,892

Alaska Communications Systems Holdings, Inc. [9,11] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, Due 10/16	2,358,409	2,362,064	2,357,702

Apria Healthcare Group Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.8% Cash, Due 4/20	2,985,000	2,997,209	2,985,000

Aramark Corporation Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	850,000	856,173	856,374

Aramark Corporation[11] Beverage, Food and Tobacco	Senior Secured Loan — LC-3 Facility 3.7% Cash, Due 7/16	61,707	61,967	61,861

Aramark Corporation[11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term C Loan 3.7% Cash, Due 7/16	938,293	942,256	940,639

Aramark Corporation[11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	1,150,000	1,158,352	1,158,625

ARSloane Acquisition, LLC[9,11] Services: Business	Senior Secured Loan — Tranche B Term Loan (First Lien) 7.5% Cash, Due 10/19	997,500	987,913	997,898
			.
Asurion, LLC (fka Asurion Corporation)[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 4.5% Cash, Due 5/19	1,980,000	2,000,806	1,983,168

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Bankruptcy Management Solutions, Inc.[9] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 7.0% Cash, Due 6/18	$718,182	$718,182	$713,514

BarBri, Inc. (Gemini Holdings, Inc.)[9,11] Services: Consumer	Senior Secured Loan — Term Loan 5.3% Cash, Due 7/19	3,000,000	2,986,055	3,000,900

BBB Industries, LLC[9,11] Automotive	Senior Secured Loan — Term Loan B 5.5% Cash, Due 3/19	2,887,500	2,878,820	2,888,366

Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — Delayed Draw Term Loan 6.5% Cash, Due 8/19	1,582,475	1,575,088	1,582,316

Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, Due 8/19	2,191,119	2,180,891	2,190,900

Blue Coat Systems, Inc.[9,11] High Tech Industries	Senior Secured Loan — New Term Loan 4.5% Cash, Due 5/19	3,990,000	4,003,966	3,991,995

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[9] Media: Advertising, Printing & Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	379,763	379,763	379,193

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,519,072	1,619,550

Catalina Marketing Corporation[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 10/20	1,995,000	1,983,766	2,025,553

Clover Technologies Group, LLC (Clover Holdings Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/18	2,850,292	2,883,914	2,850,291

CoActive Technologies LLC (fka CoActive Technologies, Inc.)[7,9] Capital Equipment	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 7.0% PIK, Due 1/15	2,063,007	1,987,358	1,863,721

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,000,000	10,000,000	10,600,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
CSM Bakery Supplies LLC[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 7/21	$3,000,000	$3,018,871	$3,001,500

CSM Bakery Supplies LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 4.8% Cash, Due 7/20	3,657,500	3,655,989	3,659,329

Del Monte Foods Company[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.0% Cash, Due 3/18	2,789,388	2,783,753	2,803,321

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, Due 5/21	2,500,000	2,493,817	2,493,750

ELO Touch Solutions, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,898,703	1,835,507	1,893,577

Fender Musical Instruments Corporation[9,11] Hotel, Gaming & Leisure	Senior Secured Loan — Initial Loan 5.8% Cash, Due 4/19	2,421,986	2,434,723	2,463,620

FHC Health Systems, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/18	3,900,000	3,864,809	3,900,000

First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, Due 4/19	3,000,000	2,951,174	2,999,400

First Data Corporation[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,875,135	2,006,520

Flexera Software LLC (fka Flexera Software, Inc.)[9,11] High Tech Industries	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,722,955	2,734,588	2,725,133

Fram Group Holdings Inc./Prestone Holdings Inc.[9,11] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	966,900	970,557	966,610

Freescale Semiconductor, Inc. High Tech Industries	Senior Subordinated Bond — 10.125% - 12/2016 - 35687MAP2 10.1% Cash, Due 12/16	1,036,000	1,037,707	1,051,540

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Getty Images, Inc.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 10/19	$3,711,259	$3,711,065	$3,471,698

Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	37,714

Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	80,846

Ginn LA Conduit Lender, Inc.[7,9] Construction & Building	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, Due 11/20	4,000,000	3,924,752	3,991,600

Grande Communications Networks LLC[9,11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 5/20	3,980,000	3,985,209	3,980,398

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% PIK, Due 1/18	2,977,500	2,928,848	2,813,738

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% PIK, Due 7/18	7,000,000	6,865,363	6,817,300

Gymboree Corporation., The[9,11] Retail	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,377,305	1,332,286

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 6/19	2,985,000	2,957,575	2,986,194

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, Due 5/18	3,456,250	3,424,170	3,488,341

Hunter Defense Technologies, Inc.[9] Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,049,553	3,911,111

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Iasis Healthcare LLC[9] Healthcare, Education and Childcare	Senior Unsecured Bond — 8.375% - 05/2019 - 45072PAD4 8.4% Cash, Due 5/19	$3,000,000	$2,892,521	$3,187,500

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	247,636	228,563	1,000

Jones Stephens Corp.[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	1,214,195	1,214,195	1,214,195

Jones Stephens Corp.[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	2,925,620	2,925,620	2,925,620

Key Safety Systems, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 5/18	2,692,152	2,679,887	2,696,459

Kinetic Concepts, Inc.[9] Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,989,979	2,003,621	2,003,661

Kinetic Concepts, Inc.[9,11] Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,994,979	2,012,272	2,008,695

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11] High Tech Industries	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 8/19	3,482,500	3,492,130	3,483,893

LBREP/L-Suncal Master I LLC[7,9] Construction & Building	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,034,968	3,034,968	40,669

LTS Buyer LLC (Sidera Networks, Inc.)[9] Telecommunications	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, Due 4/20	3,980,000	3,974,154	4,003,024

MB Aerospace ACP Holdings III Corp.[9] Aerospace and Defense	Senior Secured Loan — Term Loan 6.0% Cash, Due 5/19	3,980,000	3,944,023	3,980,796

Medical Specialties Distributors, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, Due 12/19	4,000,000	3,960,421	3,999,200

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,751,716	1,761,555	1,753,116

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.8% Cash, Due 8/18	1,995,000	1,981,056	1,995,000

Ozburn-Hessey Holding Company LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/19	3,548,085	3,536,235	3,549,504

PetCo Animal Supplies, Inc.[9,11] Retail	Senior Secured Loan — New Loans 4.0% Cash, Due 11/17	1,979,592	1,987,274	1,992,746

Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)[9] Healthcare & Pharmaceuticals	Senior Secured Loan — 2013 Term Loan 4.0% Cash, Due 12/18	3,517,594	3,529,732	3,546,526

Puerto Rico Cable Acquisition Company Inc.[9] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	980,693	982,374	981,086

Puerto Rico Cable Acquisition Company Inc.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	2,942,080	2,928,491	2,943,257

Sandy Creek Energy Associates, L.P.[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, Due 11/20	3,000,000	2,985,253	3,005,625

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,213,423	2,193,867	2,213,645

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	3,475,281	3,454,967	3,475,629

Spin Holdco Inc.[9] Consumer goods: Durable	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	1,246,875	1,245,425	1,255,454

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
Spin Holdco Inc.[9,11] Consumer goods: Durable	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	$2,743,125	2,742,255	2,761,998

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, Due 6/19	2,985,000	2,957,663	2,985,896

Steinway Musical Instruments, Inc.[9] Hotel, Gaming & Leisure	Junior Secured Loan — Loan (Second Lien) 9.3% Cash, Due 9/20	1,000,000	990,403	1,001,900

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, Due 3/20	3,970,000	3,941,540	3,780,433

TPF II LC, LLC (TPF II Rolling Hills, LLC)[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 6.5% Cash, Due 8/19	2,985,000	2,942,573	2,987,985

Trico Products Corporation[9] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	4,864,844	4,843,792	4,863,871

Trico Products Corporation[9,11] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	3,891,875	3,875,033	3,891,097

Trimaran Advisors, L.L.C.[9] Portfolio Company Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

TriZetto Group, Inc. (TZ Merger Sub, Inc.)[9,11] High Tech Industries	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	3,676,604	3,684,234	3,639,857

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,234,558	10,608,000

TUI University, LLC[9] Services: Business	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, Due 10/14	1,647,733	1,637,909	1,614,779

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 6/20	$1,000,000	1,004,735	1,030,005

TWCC Holding Corp.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, Due 2/17	1,965,101	1,980,166	1,975,379

Univar Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,924,675	2,921,597	2,906,601

Vertafore, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (2013) 4.3% Cash, Due 10/19	1,202,077	1,201,491	1,203,039

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, Due 12/18	2,977,500	2,939,085	2,978,095

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, Due 11/18	1,000,000	990,219	990,000

Weiman Products, LLC[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, Due 11/18	4,000,000	3,960,876	3,960,000

Wholesome Sweeteners, Inc.[9] Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,614,827	6,715,082

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Cost	Fair Value[2]
WideOpenWest Finance , LLC[9] Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, Due 4/19	$2,984,962	3,005,566	3,005,111

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	5,000,000	4,977,052	5,121,000

WireCo WorldGroup Inc. [9,11] Capital Equipment	Senior Unsecured Bond — 11.75% - 05/2017 11.8% Cash, Due 5/17	3,000,000	2,986,231	3,072,600

WTG Holdings III Corp.[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 1/22	4,000,000	3,980,000	3,980,000

Total Investment in Debt Securities (107% of net asset value at fair value)		$276,978,279	$275,213,594	$266,830,427

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	207,988

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Banking, Finance, Insurance & Real Estate	Common Stock 2013	0.8%	314,325	309,363

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	-	359,765	692,710

Coastal Concrete Holding II, LLC[5,9] Construction & Building	Class A Units	10.8%	8,625,626	1,000

eInstruction Acquisition, LLC[5,9] Services: Consumer	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Capital Equipment	Class A Shares	1,500	1,500,000	1,735,604

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Cost	Fair Value[2]
Plumbing Holdings Corporation[5,9] Consumer goods: Durable	Common	7.8%	$-	$1,581,481

Plumbing Holdings Corporation[5,9] Consumer goods: Durable	Preferred	15.5%	3,725,390	4,152,689

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	2,322,563

Total Investment in Equity Securities
(4% of net asset value at fair value)			$18,755,684	$11,006,398

CLO Fund Securities

CLO Equity Investments

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$4,715,553	$1,052,164
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,618,611	325,000
Katonah V, Ltd.[3,10]	Preferred Shares	26.7%	3,320,000	1,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	4,499,793	1,478,978
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	3,390,005	1,230,731
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	2,023,287	829,739
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	11,770,993	5,932,163
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	31,064,973	27,758,379
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	3,542,300	2,519,210
Trimaran CLO V, Ltd.[3,6]	Subordinate Notes	20.8%	2,721,500	1,844,276
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	2,784,200	1,981,948
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	3,133,900	2,513,261
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	8,943,900	6,846,520
Catamaran CLO 2013-1 Ltd.[3,6]	Subordinated Notes	23.5%	9,960,400	8,225,100
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	3,063,200	2,973,750

Total Investment in CLO Equity Securities			$96,552,615	$65,512,219

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Cost	Fair Value[2]
Katonah 2007-I CLO Ltd.[3,6]	Floating - 04/2022 - B2L -48602NAA8 Par Value of $10,500,000 100.0%, Due 4/22	100.0%	$1,300,937	$9,740,000
Catamaran CLO 2012-1 Ltd.[3,6]	Float - 12/2023 - F - 14889CAE0 Par Value of $4,500,000 42.9%, Due 12/23	42.9%	3,843,398	4,200,001

Total Investment in CLO Rated-Note			$5,144,335	$13,940,001

Total Investment in CLO Fund Securities (32% of net asset value at fair value)			$101,696,950	$79,452,220

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$83,378,741	$76,148,000

Total Investment in Asset Manager Affiliates			$83,378,741	$76,148,000
(30% of net asset value at fair value)

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.15%	237,088	237,088
US Bank Money Market Account[9]	Money Market Account	0.30%	6,875,861	6,875,861

Total Investment in Time Deposit and Money Market Accounts (3% of net asset value at fair value)			$7,112,949	$7,112,949

Total Investments[4] (176% of net asset value at fair value)			$486,157,918	$440,549,994

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2013.
[2]	Reflects the fair market value of all investments as of December 31, 2013, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $486 million. The aggregate gross unrealized appreciation is approximately $15 million, the aggregate gross unrealized depreciation is approximately $61 million, and the net unrealized depreciation is approximately $46 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of December 31, 2013, this CLO Fund Security was not providing a dividend distribution.
[11]	As of December 31, 2013, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s debt obligations.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Per Share Data:
Net asset value, at beginning of period	$7.51	$7.85
Net investment income[1]	0.72	0.66
Net realized losses from investments[1]	(0.06)	(0.38)
Realized losses from extinguishment of debt[1]	-	(0.01)
Net change in unrealized depreciation on investments[1]	0.06	0.22
Net increase in net assets resulting from operations	0.72	0.49
Net decrease in net assets resulting from distributions:
Distribution of net investment income	(0.48)	(0.44)
Return of capital	(0.02)	(0.12)
Net decrease in net assets resulting from distributions	(0.50)	(0.56)
Net (decrease) increase in net assets relating to stock-based transactions:
Offering of common stock	-	0.15
Issuance of common stock under dividend reinvestment plan	0.02	0.02
Stock based compensation	(0.08)	0.01
Net (decrease) increase in net assets relating to stock-based transactions	(0.06)	0.18

Net asset value, end of period	$7.67	$7.96
Total net asset value return[2]	8.8%	8.4%
Ratio/Supplemental Data:
Per share market value at beginning of period	$8.07	$9.19
Per share market value at end of period	$8.31	$8.95
Total market return[3]	9.2%	3.5%
Shares outstanding at end of period	33,753,672	33,314,779
Net assets at end of period	$259,027,074	$265,082,728
Portfolio turnover rate[4]	37.4%	40.5%
Average par debt outstanding	$195,658,000	$135,721,238
Asset coverage ratio	231%	234%
Ratio of net investment income to average net assets[5]	12.6%	11.0%
Ratio of total expenses to average net assets[5]	8.4%	7.5%
Ratio of interest expense to average net assets[5]	4.6%	3.9%
Ratio of non-interest expenses to average net assets[5]	3.8%	3.6%

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

Second, we have invested in asset management companies (Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C., collectively the “Asset Manager Affiliates”) that manage collateralized loan obligation funds (“CLOs”).

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

The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate the financial statements of portfolio company investments, this guidance impacts the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate the financial statements of managed CLO Funds. As a result of the consolidation of the financial statements of the CLOs into the financial statements of the Asset Manager Affiliates, the Asset Manager Affiliates qualify as a “significant subsidiary” under Rules 3-09 and 1-02 of Regulation S-X promulgated by the SEC and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the SEC. In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”) and Katonah X CLO Ltd. (“Katonah X CLO”), are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates, Katonah 2007-I CLO (pursuant to Rule 3-09) and Katonah X CLO (pursuant to Rule 4-08(g)), is set forth in Note 5 to these consolidated financial statements. This additional financial information does not directly impact the financial position or results of operations of the Company.

Stockholder distributions on the Statement of Changes in Net Assets reflect the estimated allocation, between net investment income and return of capital, of distributions made during the reporting period, excluding the distribution declared in current quarter with a record date occurring after the quarter-end. The tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services-Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and requires reporting entities to disclose information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. The Company adopted ASU 2013-08 effective January 1, 2014.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the nine months ended September 30, 2014, the Company invested $165 million in portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of September 30, 2014, the Company holds loans it has made to 81 investee companies with aggregate principal amounts of $237 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments and Fair Value Measurements. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the nine months month period ended September 30, 2014, the Company did not make any such introductions or lead any syndicates.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to adopt ASU 2014-15 early, and we do not believe the standard will have a material impact on our financial statements.

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

The Company utilizes an independent valuation firm to provide third party valuation consulting services. Each quarter the independent valuation firm performs third party valuations of the Company’s investments in material illiquid securities such that they are reviewed at least once during the calendar year. These third party valuation estimates are considered as one of the relevant data inputs in the Board of Directors determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Debt Securities. The Company values its debt securities using primarily Income Approach, Market Approach and Enterprise Value.

To the extent that the Company’s investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Valuations from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the valuation, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity. However, if the Company is unable to identify directly comparable market indices or other market guidance that correlate directly to the types of investments the Company owns, the Company will determine fair value using alternative methodologies such as available market data, as adjusted, to reflect the types of assets the Company owns, their structure, qualitative and credit attributes and other asset-specific characteristics.

The Company also considers, among other things, recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to several indices, a leveraged loan index and a high-yield bond index, both at the valuation date and/or the closing date of the subject transaction. The Company has identified these indices as benchmarks for broad market information related to its loan and debt securities. Because the Company has not identified any market index that directly correlates to the loan and debt securities held by the Company and therefore uses these benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Income Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments.

Equity Securities. The Company’s equity securities in portfolio companies for which there is no liquid public market are carried at fair value based on the Enterprise Value of the portfolio company, which is determined using various factors, including EBITDA (earnings before interest, taxes, depreciation and amortization) and discounted cash flows from operations, less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. In the event market quotations are readily available for the Company’s equity securities in public companies, those investments may be valued using the Market Approach. In cases where the Company receives warrants to purchase equity securities, a market standard Black-Scholes model is utilized.

The significant inputs used to determine the fair value of equity securities include prices, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity securities are classified as Level III when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies are applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

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

CLO Fund Securities. The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies. The investments held by CLO Funds generally relate to non-investment grade credit instruments issued by corporations.

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

3. EARNINGS PER SHARE

In accordance with the provisions of ASC 260: Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and nine months ended September 30, 2014 and 2013 (unaudited):

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net increase in net assets resulting from operations	$8,236,473	$(92,779)	$23,930,726	$15,649,325
Net decrease in net assets allocated to unvested share awards	(151,517)	754	(288,671)	(79,480)
Interest on Convertible Notes	1,072,050	—	3,216,150	—
Amortization of Capitalized Costs on Convertible Notes	106,460	—	313,327	—

Net increase in net assets available to common stockholders	$9,263,466	$(92,025)	$27,171,532	$15,569,845
Weighted average number of common shares outstanding for basic shares computation	33,746,159	33,312,328	33,497,934	31,887,711
Effect of dilutive securities - stock options	12,058	14,606	11,949	15,519
Effect of dilutive Convertible Notes	6,367,443	—	6,367,443	—

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	40,125,660	33,326,934	39,877,326	31,903,230

Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.24	$—	$0.71	$0.49
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.23	$—	$0.68	$0.49

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

For the three months ended September 30, 2014 and 2013, options to purchase 12,058 and 14,606 shares of common stock, respectively, were considered in the computation of diluted earnings per share. For the nine months ended September 30, 2014 and 2013, options to purchase 11,949 and 15,519 shares of common stock, respectively, were considered in the computation of diluted earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to the reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months and nine months ended September 30, 2014, the effects of the convertible notes are dilutive.

The if-converted method of computing the dilutive effects on convertible notes assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of September 30, 2014 the current conversion rate of the Convertible Notes is approximately 129.9266 shares of our common stock per $1,000 principal amount of the conversion rate, equivalent to a conversion price of approximately $7.70 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding or, at its option, settle the conversion in cash.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at September 30, 2014 and December 31, 2013:

	September 30, 2014 (unaudited)			December 31, 2013
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts²	$341,694	$341,694	-	$7,112,949	$7,112,949	3
Senior Secured Loan	170,002,011	168,920,608	65	175,021,272	168,188,453	67
Junior Secured Loan	38,253,207	38,662,312	15	50,831,407	48,443,384	19
Senior Unsecured Loan	27,034,116	27,034,116	10	23,000,000	23,000,000	9
First Lien Bond	2,957,441	2,553,900	1	2,948,332	2,546,400	2
Senior Subordinated Bond	4,283,742	4,366,788	2	1,037,707	1,051,540	-
Senior Unsecured Bond	11,075,392	11,346,613	4	10,855,804	11,381,100	5
Senior Secured Bond	1,516,376	1,571,250	1	1,519,072	1,619,550	1
CLO Fund Securities	119,453,082	87,382,253	35	101,696,950	79,452,220	32
Equity Securities	17,454,438	11,140,167	4	18,755,684	11,006,398	4
Preferred	10,155,240	10,358,345	4	10,000,000	10,600,000	4
Asset Manager Affiliates	83,924,720	78,737,000	30	83,378,741	76,148,000	30

Total	$486,451,459	$442,415,046	171%	$486,157,918	$440,549,994	176%

¹ Calculated as a percentage of Net Asset Value.

² Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014 (unaudited)			December 31, 2013³
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$19,414,235	$18,815,401	7%	$9,244,538	$8,100,895	3%
Asset Management Company[2]	83,924,720	78,737,000	31	83,378,741	76,148,000	30
Portfolio Company Loan	18,000,000	18,000,000	7	23,000,000	23,000,000	9
Automotive	12,995,734	13,034,329	5	15,248,090	15,306,403	6
Banking, Finance, Insurance & Real Estate	6,682,769	6,719,658	3	7,859,619.87	8,011,964	3
Beverage, Food and Tobacco	18,479,435	18,269,962	7	33,758,684	34,026,889	14
Capital Equipment	11,084,403	11,947,532	5	11,450,641	11,792,925	5
Chemicals, Plastics and Rubber	3,375,501	3,355,132	1	2,921,597	2,906,601	1
CLO Fund Securities	119,453,082	87,382,253	35	101,696,950	79,452,220	33
Construction & Building	8,625,626	1,000	-	18,224,720	190,244	-
Consumer goods: Durable	5,930,396	5,950,000	2	7,713,071	9,751,622	4
Consumer goods: Non-durable	16,511,865	15,904,767	6	18,864,695	18,266,939	7
Energy: Oil & Gas	2,487,087	4,667,898	2	11,734,558	12,930,563	5
Environmental Industries	11,110,805	11,199,801	4	6,937,663	6,965,896	3
Forest Products & Paper	5,924,197	5,899,406	2	-	-	-
Healthcare & Pharmaceuticals	41,238,729	42,125,897	16	24,146,383	24,061,764	10
Healthcare, Education and Childcare	-	-	-	6,908,414	7,199,856	3
High Tech Industries	14,264,601	14,284,533	6	17,989,624	17,989,034	7
Hotel, Gaming & Leisure	2,813,131	2,402,931	1	3,825,126	3,466,520	1
Media: Advertising, Printing & Publishing	12,521,029	12,643,146	5	12,797,615	13,035,590	5
Media: Broadcasting & Subscription	8,536,279	8,528,993	3	9,853,341	9,915,921	4
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	1,386,473	948,588	-	3,364,579	3,325,032	1
Services: Business	9,626,631	10,602,109	4	2,984,555	2,999,791	1
Services: Consumer	9,547,327	8,470,461	3	5,703,581	4,616,678	2
Telecommunications	13,069,407	13,158,821	5	17,251,743	17,337,834	7
Time Deposit and Money Market Accounts[4]	341,694	341,693	-	7,112,949	7,112,949	3
Transportation: Cargo	20,122,701	20,222,058	8	16,030,051	16,643,254	7
Utilities: Electric	8,755,039	8,800,677	3	5,927,826	5,993,610	2
Total	$486,451,459	$442,415,046	171%	$486,157,918	$440,549,994	176%

[1]	Calculated as a percentage of Net Asset Value.
[2]	Represents the Asset Manager Affiliates.
[3]	Certain prior year amounts have been reclassified to conform to the current year presentation.
[4]	Includes restricted cash held under employee benefit plans.

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

At September 30, 2014 and December 31, 2013, the total amount of non-qualifying assets was approximately 21% and 19% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 19% and 18% of the Company’s total assets, respectively (primarily the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 19% and 18% of its total assets as of September 30, 2014 and December 31, 2013).

At September 30, 2014 and December 31, 2013, the Company’s ten largest portfolio companies represented approximately 42% of the total fair value of its investments for both periods. The Company’s largest investment, the Asset Manager Affiliates, represented 18% and 17% of the total fair value of the Company’s investments at September 30, 2014 and December 31, 2013, respectively. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 18% of the total fair value of the Company’s investments at both September 30, 2014 and December 31, 2013.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds and are paying all senior and subordinate management fees to the Asset Manager Affiliates. Additionally, five managed funds made incentive fee distributions during the quarter ended September 30, 2014. With the exception of Katonah III, Ltd., all third-party managed CLO Funds are making dividend distributions to the Company.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value hierarchy levels as of September 30, 2014 (unaudited) and December 31, 2013, respectively:

	As of September 30, 2014 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$341,694	$—	$341,694
Debt securities	—	127,833,768	136,980,164	264,813,932
CLO Fund securities	—	—	87,382,253	87,382,253
Equity securities	—	1,165,205	9,974,962	11,140,167
Asset Manager Affiliates	—	—	78,737,000	78,737,000
Total	$—	$129,340,667	$313,074,379	$442,415,046

	As of December 31, 2013
	Level I	Level II	Level III	Total
Money market accounts	$—	$7,112,949	$—	$7,112,949
Debt securities	—	68,733,053	198,097,374	266,830,427
CLO Fund securities	—	—	79,452,220	79,452,220
Equity securities	—	—	11,006,398	11,006,398
Asset Manager Affiliates	—	—	76,148,000	76,148,000
Total	$—	$75,846,002	$364,703,992	$440,549,994

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

	Nine Months Ended September 30, 2014 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,398	$76,148,000	$364,703,992
Transfers out of Level III	(52,805,092) [1]	—	—	—	(52,805,092)
Transfers into Level III	2,401,931 [2]	—	—	—	2,401,931
Net accretion of discount	122,427	120,405	—	—	242,832
Purchases	93,131,002	22,421,847	1,051,642	545,979	117,150,470
Sales / Paydowns	(99,518,414)	(10,361,620)	(5,007,311)	—	(114,887,345)
Total realized gain (loss) included in earnings	(8,927,875)	5,575,498	1,489,219	—	(1,863,158)
Total unrealized gain (loss) included in earnings	4,478,811	(9,826,097)	1,435,014	2,043,021	(1,869,251)
Balance, September 30, 2014	$136,980,164	$87,382,253	$9,974,962	$78,737,000	$313,074,379
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(4,942,892)	$(4,706,033)	$3,443,795	$2,043,021	$(4,162,109)

¹Transfers out of Level III represent debt securities for which pricing inputs, such as, observed trades, expected payoffs and refinancings, were observable as of September 30, 2014

²Transfers into Level III represent debt securities for which pricing inputs, other than their quoted prices in active markets were, unobservable as of September 30,2014

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

¹Transfers out of Level III represent debt securities for which pricing inputs, other than their quoted prices in active markets were, observable as of December 31, 2013

²Transfers into Level III represent debt securities for which pricing inputs, other than their quoted prices in active markets were, unobservable as of December 31, 2013.

As of September 30, 2014, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $129,340,667 as of September 30, 2014.

As of September 30, 2014, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$2,553,900	Enterprise Value	Average EBITDA Multiple/WAAC	8.5x/6.2%
	$134,425,264	Income Approach	Implied Discount Rate	4.1% - 13.2% (8.5%)
	$1,000	Options Value	Qualitative Inputs[1]
Equity Securities	$9,970,962	Enterprise Value	Average EBITDA Multiple/WAAC	4.0x/10.9% - 11.7x/14.3% (8.1x/13.2%)
	$4,000	Options Value	Qualitative Inputs[1]
CLO Fund Securities	$67,874,892	Discounted Cash Flow	Discount Rate	10% - 11% (10.5%)
			Probability of Default	2.0%-2.5% (2.4%)
			Loss Severity	20%
			Recovery Rate	80%
			Prepayment Rate	30%
	$19,507,361	Market Approach	Third Party Quote	86 - 87 (86.5)
Asset Manager Affiliate	$78,737,000	Discounted Cash Flow	Discount Rate	1.85 - 8.13 (6.78)
Total Level III Investments	$313,074,379

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At September 30, 2014 and December 31, 2013, the Asset Manager Affiliates had approximately $3.3 billion and $3.2 billion, respectively, of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $79 million and $76 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net operating income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, five managed funds made incentive fee distributions during the quarter ended September 30, 2014.

Any distributions from the Asset Manager Affiliates are recorded as “Distributions from Asset Manager Affiliates” on the Company’s statement of operations and are recorded as declared (where declaration date represents ex-dividend date) by the Asset Manager Affiliates. For the nine months ended September 30, 2014 and 2013, the Asset Manager Affiliates declared distributions of $9.1 million and $9.6 million, respectively. Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheet.

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. See Note 2, “Significant Accounting Policies” and Note 4, “Investments” for further information relating to the Company’s valuation methodology.

The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate the financial statements of portfolio company investments, this guidance impacts the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate the financial statements of managed CLO Funds. As a result of the consolidation of the financial statements of the CLOs into the financial statements of the Asset Manager Affiliates, the Asset Manager Affiliates qualify as a “significant subsidiary” under Rules 3-09 and 1-02 of Regulation S-X promulgated by the SEC and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the SEC. In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”) and Katonah X CLO Ltd. (“Katonah X CLO”), are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates, Katonah 2007-I CLO (pursuant to Rule 3-09) and Katonah X CLO (pursuant to Rule 4-08(g)) is set forth in Note 5 to these consolidated financial statements. This additional financial information does not directly impact the financial position or results of operations of the Company.

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2014	December 31, 2013
Investments of CLO Funds, at fair value	$3,091,154,402	$2,964,229,086
Restricted cash of CLO Funds	258,776,686	278,813,923
Total assets	3,421,162,155	3,299,810,068
CLO Fund liabilities at fair value	3,223,748,224	3,079,835,713
Total liabilities	3,369,328,197	3,176,654,741
Total Asset Manager Affiliates equity	34,240,185	38,855,099
Appropriated retained earnings of consolidated VIEs	17,593,773	84,300,228

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income - investments of CLO Funds	$31,042,540	$33,199,077	$89,607,622	$97,056,892
Total income	32,777,736	35,534,142	94,460,828	106,002,617
Interest expense of CLO Fund liabilities	25,477,833	25,862,607	74,533,029	83,083,023
Total expenses	37,468,325	30,116,957	103,677,330	104,705,089
Net realized and unrealized gains (losses)	(40,493,821)	(113,010,013)	(50,167,488)	(27,443,229)
Net loss attributable to noncontrolling interests in consolidated Variable Interest Entities	(47,301,969)	(110,067,391)	(65,558,757)	(32,032,457)
Net income attributable to Asset Manager Affiliates	1,274,518	657,770	3,949,287	3,673,360

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2014	December 31, 2013
Total investments at fair value	$291,890,297	$310,427,788
Cash	11,451,765	15,260,243
Total assets	303,984,766	326,362,942
CLO Debt at fair value[1]	305,729,130	314,549,615
Total liabilities	307,871,173	320,828,003
Total Net Assets	(3,886,407)	5,534,939

¹Includes preferred shares

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income from investments	$2,925,473	$3,159,181	$8,944,967	$9,475,779
Total income	2,554,342	3,275,769	8,938,951	10,040,995
Interest expense	2,667,429	2,945,246	8,188,894	8,788,530
Total expenses	2,949,332	3,178,899	9,144,902	9,663,333
Net realized and unrealized losses	(2,698,937)	481,017	(9,215,396)	(3,902,972)
Decrease in net assets resulting from operations	(3,093,927)	577,887	(9,421,347)	(3,525,310)

Katonah X CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2014	December 31, 2013
Total investments at fair value	$316,272,077	$408,698,814
Cash	8,307,622	26,050,568
Total assets	325,638,991	435,799,911
CLO Debt at fair value[1]	317,451,391	416,405,403
Total liabilities	318,451,484	417,800,701
Total Net Assets	7,187,507	17,999,210

¹Includes subordinated securities

Katonah X CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	September 30,
	2014	2013
Interest income from investments	$3,003,899	$4,518,507
Total income	3,336,162	4,589,267
Interest expense	2,115,332	3,542,724
Total expenses	3,116,388	4,672,343
Net realized and unrealized losses	(8,810,202)	(3,365,246)
Decrease in net assets resulting from operations	(8,590,427)	(3,448,323)

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. For tax purposes, any distributions by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the Asset Manager Affiliates’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of amortization and depreciation, and compensation related expenses, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior unsecured credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company for general corporate purposes, which could include working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At September 30, 2014, there was $18 million outstanding under the Trimaran Credit Facility, which is included in the Company’s Schedule of Investments. For the nine months ended September 30, 2014, the Company recognized interest income of $1.5 million related to the Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of September 30, 2014 (unaudited)	As of December 31, 2013
Convertible Notes, due March 15, 2016	$49,008,000	$49,008,000
7.375% Notes Due 2019	$41,400,000	$41,400,000
Notes Issued by KCAP Senior Funding I, LLC (net of discount: 2014 - $2,736,789; 2013 - $3,065,627)	$102,513,211	$102,184,373

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2014 were 5.08% and 6.67 years, respectively, and as of December 31, 2013 were 5.08% and 7.43 years, respectively.

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

The Convertible Notes are convertible into shares of Company’s common stock. As of September 30, 2014, the conversion rate was 129.9266 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.70 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the facility on an effective yield method, of which approximately $635,000 remains to be amortized. On April 4, 2013, approximately $9.0 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the nine months ended September 30, 2014 there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

For the three months ended September 30, 2014 and 2013, interest expense related to the Convertible Notes was $1.1 million for both periods. For the nine months ended September 30, 2014 and 2013, interest expense related to the Convertible Notes was $3.2 million and $3.5 million, respectively.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At September 30, 2014, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $56.8 million at September 30, 2014. The fair value was determined based on an indicative closing price as of September 30, 2014. The Convertible Notes are categorized as Level III following ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019. The net proceeds for these Notes, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are senior unsecured obligations of the Company. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At September 30, 2014, the Company was in compliance with all of its debt covenants.

For the three months ended September 30, 2014 and 2013, interest expense related to the 7.375% Notes Due 2019 was $763,000 for both periods. For the nine months ended September 30, 2014 and 2013, interest expense related to the 7.375% Notes Due 2019 was $2.3 million for both periods.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.1 million remains to be amortized.

Fair Value of 7.375% Notes Due 2019.

The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $43.1 million at September 30, 2014. The fair value was determined based on the closing price on September 30, 2014 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under ASC 820: Fair Value.

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

As of September 30, 2014, there were 54 investments in portfolio companies with a total fair value of approximately $143 million plus cash of $5.4 million, collateralizing the secured notes of the Issuer. At September 30, 2014, there were unamortized issuance costs of approximately $3.2 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $2.7 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period ended September 30, 2014, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $2.8 million consisting of stated interest expense of approximately $2.1 million, accreted discount of approximately $329,000, and deferred debt issuance costs of approximately $385,000. As of September 30, 2014, the stated interest charged under the securitization was based on current three month LIBOR, which was 0.23%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense (1)

KCAP Senior Funding LLC Class A-1 Notes	1.73%	150	$267,841
KCAP Senior Funding LLC Class B-1 Notes	3.48%	325	62,705
KCAP Senior Funding LLC Class C-1 Notes	4.48%	425	89,672
KCAP Senior Funding LLC Class D-1 Notes	5.48%	525	98,705
Total			$518,923

(1) Stated Interest Rate and Stated Interest Expense will vary based upon prevailing 3 month LIBOR as of the reset date. Stated Interest Expense amounts above represent the amounts accrued and payable at September 30, 2014 using prevailing rates.

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

The Company’s outstanding principal amounts, carrying values and fair values of the Class A-1, B-1, C-1 and D-1 Notes are as follows:

	As of
	September 30, 2014
	(unaudited)
	Principal Amount	Carrying Value	Fair Value
KCAP Senior Funding I, LLC Class A-1 Notes	$77,250,000	$75,241,288	$76,284,375
KCAP Senior Funding I, LLC Class B-1 Notes	9,000,000	8,765,975	8,865,000
KCAP Senior Funding I, LLC Class C-1 Notes	10,000,000	9,739,973	10,075,000
KCAP Senior Funding I, LLC Class D-1 Notes	9,000,000	8,765,975	8,910,000
Total	$105,250,000	$102,513,211	$104,134,375

Fair Value of KCAP Senior Funding I, LLC.   The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount of $2,736,789. The fair value of the KCAP Senior Funding I, LLC Notes was approximately $104.1 million at September 30, 2014. The fair values were determined based on third party indicative values. The KCAP Senior Funding I, LLC Notes are categorized as Level III under ASC 820 Fair Value.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the corporate level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2014). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a U.S. federal excise tax for the calendar year 2014.

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2014:

Nine Months Ended
September 30, 2014
(unaudited)
Net increase in net assets resulting from operations	$23,930,726
Net change in unrealized depreciation from investments	(1,571,512)
Excess capital gains over capital losses	1,896,806
Income not currently taxable	(127,231)
Expenses not currently deductible	534,527

Taxable income before deductions for distributions	$24,663,316

Taxable income before deductions for distributions per weighted average basic shares for the period	$0.74

Tax-basis taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in tax-basis taxable income until they are realized; (2) excess of capital gains over capital losses; (3) amortization of discount on CLO Fund securities; (4) non-deductible expenses; (5) stock compensation and rent expenses that are not currently deductible for tax purposes; and (6) recognition of interest income on certain loans.

Distributions to shareholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The tax character of distributions is made on an annual (full calendar-year) basis, at the end of the year, and based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

On September 19, 2014, the Company’s Board of Directors declared a distribution to shareholders of $0.25 per share for a total of approximately $9.2 million. The record date was October 14, 2014 and the distribution was made on October 29, 2014. The estimated tax character of distributions paid during the nine months ended September 30, 2014 and for the year ended December 31, 2013 was as follows:

	Nine Months ended September 30,		Year ended December 31,
	2014		2013
Distributions paid from:
Ordinary income	$24,663,316		$29,296,146
Tax Return of Capital	974,215		5,864,993
Total	$25,637,531	[1]	$35,161,139

(1) Comprised of the first quarter distribution paid in April 2014, the second quarter distribution paid in July 2014, and the third quarter distribution paid in October 2014.

At September 30, 2014, the Company had a net capital loss carryforward of $70 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will begin to expire in the tax year ending December 31, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2014, the Company had $6 million of outstanding commitments: $1 million to make an investment in a delayed draw loan; $5 million to make an investment in a revolving loan under the Trimaran Credit Facility.

9. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2014 and 2013, the Company issued 69,762 and 54,037 shares, respectively, of common stock under its dividend reinvestment plan. As of September 30, 2014 and December 31, 2013, there were 619,785 and 272,998 shares of unvested restricted shares, respectively. There were 360,289 grants, 8,502 forfeitures, and 5,000 vested shares during the nine months ended September 30, 2014. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.16 into 1,102,093 shares of KCAP common stock. The total number of shares of the Company’s common stock issued and outstanding as of September 30, 2014 and December 31, 2013 was 33,753,672 and 33,332,123, respectively.

10. EQUITY INCENTIVE PLAN

The Company has an equity incentive plan established in 2006 and as amended in 2008 and most recently in June 2014, (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options that were granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option was granted. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Vesting of restricted stock awarded under the 2008 amendment of the Equity Incentive Plan will occur in two equal installments of 50%, on each of the third and fourth anniversaries of the grant date; vesting of restricted stock under the 2014 amended Equity Incentive Plan will vest in four equal installments of 25%, on each of the first four anniversaries of the grant date.

Stock Options

On June 20, 2014, the Company’s Board of Directors approved the amended and restated the Non-Employee Director Plan (the “Non-Employee Director Plan”), which was originally approved by shareholders on June 10, 2011. Accordingly, the annual grant of options to non-employee directors has been discontinued and replaced with an annual grant of shares of restricted stock as partial annual compensation for the services of the non-employee directors.

Information with respect to options granted, exercised or forfeited under the Equity Incentive Plan for the period January 1, 2013 through September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at December 31, 2012	60,000	$7.24	6.5	$172,400
Granted	—	—
Exercised	(10,000)	—
Forfeited	—	—
Options outstanding at December 31, 2013	50,000	$7.72	5.4	$127,600
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2014	50,000	$7.72	4.6	$137,200
Total vested at September 30, 2014	50,000	$7.72	4.6

1 Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the nine months ended September 30, 2014 and 2013, the Company did not recognize any non-cash compensation expense related to stock options. At September 30, 2014, the Company had no remaining compensation cost related to unvested stock based awards.

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

During the nine months ended September 30, 2014, the Company’s Board of Directors approved the grant of 355,289 shares of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date. During the nine months ended September 30, 2014, 5,000 shares of restricted stock vested and 8,502 shares of restricted stock were forfeited.

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2013 through September 30, 2014 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at December 31, 2012	32,257
Granted	245,741
Vested	(5,000)
Forfeited	—
Non-vested shares outstanding at December 31, 2013	272,998
Granted	360,289
Vested	(5,000)
Forfeited	(8,502)
Non-Vested Outstanding at September 30, 2014	619,785

For the nine months ended September 30, 2014, non-cash compensation expense related to restricted stock was approximately $768,000; of this amount approximately $376,000 was expensed at the Company, and approximately $392,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2013, non-cash compensation expense related to restricted stock was approximately $338,000; of this amount approximately $178,000 was expensed at the Company and approximately $161,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of September 30, 2014, the company had approximately $4.4 million of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 3.2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $38,000 and $47,000 was expensed during the nine months ended September 30, 2014 and 2013, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $184,000 and $135,000 was expensed during the nine months ended September 30, 2014 and 2013, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.9 million, after deducting underwriting discounts and offering expenses.

On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation.

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

Second, we have invested in wholly-owned asset management companies (Katonah Debt Advisors, L.C.C., and Trimaran Advisors, L.L.C., collectively the “Asset Manager Affiliates”).

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

From our Asset Manager Affiliates investment, we expect to receive recurring dividend distributions and to generate capital appreciation through the addition of new collateralized loan obligation funds (“CLO Funds”) to manage. The Asset Manager Affiliates manage CLO Funds which invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively the Asset Manager Affiliates have approximately $3.3 billion of par value assets under management as of September 30, 2014. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

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

We have elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders. Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at September 30, 2014 was $7.67. On September 30, 2014, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $8.31.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2014 (unaudited) and for the year ended December 31, 2013 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2012	$111,037,882	$83,257,507	$8,020,716	$77,242,000	$279,558,105
2013 Activity:
Purchases / originations /draws	232,226,295	11,957,500	3,813,838	217,212	248,214,845
Pay-downs / pay-offs / sales	(80,089,537)	(623,403)	(2,882,106)	—	(83,595,046)
Net accretion of discount	238,554	216,444	—	—	454,998
Net realized losses	(11,538,868)	—	(551,636)	—	(12,090,504)
Increase (decrease) in fair value	14,956,101	(15,355,828)	2,605,586	(1,311,212)	894,647
Fair Value at December 31, 2013	266,830,427	79,452,220	11,006,398	76,148,000	433,437,045
Year to Date 2014 Activity:
Purchases / originations /draws	140,824,020	22,421,847	2,216,847	545,979	166,008,693
Pay-downs / pay-offs / sales	(142,123,838)	(10,361,620)	(5,007,311)	—	(157,492,769)
Net accretion of discount	325,270	120,407	—	—	445,677
Net realized gains (losses)	(8,961,523)	5,575,498	1,489,219	—	(1,896,806)
Increase (decrease) in fair value	7,919,576	(9,826,099)	1,435,014	2,043,021	1,571,512
Fair Value at September 30, 2014	$264,813,932	$87,382,253	$11,140,167	$78,737,000	$442,073,352

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

The following table shows the Company’s portfolio by security type at September 30, 2014 and December 31, 2013:

	September 30, 2014 (unaudited)			December 31, 2013
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts²	341,694	341,694	-	7,112,949	7,112,949	3
Senior Secured Loan	170,002,011	168,920,608	65	175,021,272	168,188,453	67
Junior Secured Loan	38,253,207	38,662,312	15	50,831,407	48,443,384	19
Senior Unsecured Loan	27,034,116	27,034,116	10	23,000,000	23,000,000	9
First Lien Bond	2,957,441	2,553,900	1	2,948,332	2,546,400	2
Senior Subordinated Bond	4,283,742	4,366,788	2	1,037,707	1,051,540	-
Senior Unsecured Bond	11,075,392	11,346,613	4	10,855,804	11,381,100	5
Senior Secured Bond	1,516,376	1,571,250	1	1,519,072	1,619,550	1
CLO Fund Securities	119,453,082	87,382,253	35	101,696,950	79,452,220	32
Equity Securities	17,454,438	11,140,167	4	18,755,684	11,006,398	4
Preferred	10,155,240	10,358,345	4	10,000,000	10,600,000	4
Asset Manager Affiliates	83,924,720	78,737,000	30	83,378,741	76,148,000	30
Total	$486,451,459	$442,415,046	171%	$486,157,918	$440,549,994	176%

¹	Calculated as a percentage of Net Asset Value.

²	Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At September 30, 2014 and December 31, 2013, our investments in income producing loans and debt securities, excluding CLO Fund Securities, had a weighted average interest rate of approximately 7.8% and 7.3%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at September 30, 2014 was spread across 25 different industries and 85 different entities with an average balance per entity of approximately $3.6 million. As of September 30, 2014, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. At September 30, 2014 and December 31, 2013, the total amount of non-qualifying assets was approximately 21% and 19% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 19% and 18% of the Company’s total assets, respectively (primarily the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 19% and 18% of its total assets as of September 30, 2014 and December 31, 2013). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

At September 30, 2014, our ten largest portfolio companies represented approximately 42% of the total fair value of our investments. Our largest investment, the Asset Manager Affiliates, which are our wholly-owned portfolio companies represented 18% of the total fair value of our investments. Excluding the Asset Manager Affiliates and CLO Fund Securities, our ten largest portfolio companies represent approximately 18% of the total fair value of our investments.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014 (unaudited)			December 31, 2013³
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$19,414,235	$18,815,401	7%	$9,244,538	$8,100,895	3%
Asset Management Company[2]	83,924,720	78,737,000	31	83,378,741	76,148,000	30
Portfolio Company Loan	18,000,000	18,000,000	7	23,000,000	23,000,000	9
Automotive	12,995,734	13,034,329	5	15,248,090	15,306,403	6
Banking, Finance, Insurance & Real Estate	6,682,769	6,719,658	3	7,859,620	8,011,964	3
Beverage, Food and Tobacco	18,479,435	18,269,962	7	33,758,684	34,026,889	14
Capital Equipment	11,084,403	11,947,532	5	11,450,641	11,792,925	5
Chemicals, Plastics and Rubber	3,375,501	3,355,132	1	2,921,597	2,906,601	1
CLO Fund Securities	119,453,082	87,382,253	35	101,696,950	79,452,220	33
Construction & Building	8,625,626	1,000	-	18,224,720	190,244	-
Consumer goods: Durable	5,930,396	5,950,000	2	7,713,071	9,751,622	4
Consumer goods: Non-durable	16,511,865	15,904,767	6	18,864,695	18,266,939	7
Energy: Oil & Gas	2,487,087	4,667,898	2	11,734,558	12,930,563	5
Environmental Industries	11,110,805	11,199,801	4	6,937,663	6,965,896	3
Forest Products & Paper	5,924,197	5,899,406	2	-	-	-
Healthcare & Pharmaceuticals	41,238,729	42,125,897	16	24,146,383	24,061,764	10
Healthcare, Education and Childcare	-	-	-	6,908,414	7,199,856	3
High Tech Industries	14,264,601	14,284,533	6	17,989,624	17,989,034	7
Hotel, Gaming & Leisure	2,813,131	2,402,931	1	3,825,126	3,466,520	1
Media: Advertising, Printing & Publishing	12,521,029	12,643,146	5	12,797,615	13,035,590	5
Media: Broadcasting & Subscription	8,536,279	8,528,993	3	9,853,341	9,915,921	4
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	1,386,473	948,588	-	3,364,579	3,325,032	1
Services: Business	9,626,631	10,602,109	4	2,984,555	2,999,791	1
Services: Consumer	9,547,327	8,470,461	3	5,703,581	4,616,678	2
Telecommunications	13,069,407	13,158,821	5	17,251,743	17,337,834	7
Time Deposit and Money Market Accounts[4]	341,694	341,693	-	7,112,949	7,112,949	3
Transportation: Cargo	20,122,701	20,222,058	8	16,030,051	16,643,254	7
Utilities: Electric	8,755,039	8,800,677	3	5,927,826	5,993,610	2
Total	$486,451,459	$442,415,046	171%	$486,157,918	$440,549,994	176%

[1]	Calculated as a percentage of net asset value.
[2]	Represents the Asset Manager Affiliates.
[3]	Certain prior year amounts have been reclassified to conform to the current year presentation.
[4]	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2014, we had approximately $87 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of September 30, 2014 and December 31, 2013 are as follows:

			September 30, 2014		December 31, 2013
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$4,692,020	$587,616	$4,715,553	$1,052,164
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,389,491	500,000	1,618,611	325,000
Katonah V, Ltd.[3]	Preferred Shares	26.7	—	—	3,320,000	1,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	4,459,693	1,545,351	4,499,793	1,478,978
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	3,355,905	1,421,182	3,390,005	1,230,731
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	2,003,887	764,171	2,023,287	829,739
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	11,730,298	5,686,512	11,770,993	5,932,163
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	30,998,097	26,910,841	31,064,973	27,758,379
Katonah 2007-I CLO Ltd.[2]	Class B-2L Notes	100.0	—	—	1,300,937	9,740,000
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	3,519,000	2,675,973	3,542,300	2,519,210
Trimaran CLO V, Ltd.[2]	Subordinated Notes	20.8	2,711,900	1,839,198	2,721,500	1,844,276
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	2,750,300	1,988,588	2,784,200	1,981,948
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	3,130,200	2,293,124	3,133,900	2,513,261
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	8,978,100	6,409,086	8,943,900	6,846,520
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	42.9	3,900,026	4,210,000	3,843,398	4,200,001
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	9,366,900	8,235,900	9,960,400	8,225,100
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	3,053,800	2,807,350	3,063,200	2,973,750
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	12,008,800	9,683,361	—	—
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,433,565	1,310,000	—	—
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	9,971,100	8,514,000	—	—
Total			$119,453,082	$87,382,253	$101,696,950	$79,452,220

¹	Represents percentage of class held.
²	A CLO Fund managed by an Asset Manager Affiliate.
³	As of September 30, 2014 and December 31, 2013, this CLO Fund security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of September 30, 2014, our Asset Manager Affiliates had approximately $3.3 billion of par value of assets under management on which they earn management fees, and were valued at approximately $79 million.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013.

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

For non-junior class CLO Fund securities, such as our investment in the Class F notes of the Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates. We receive distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees which our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may also receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the quarter ended September 30, 2014, the Asset Manager Affiliates received incentive fees from five funds.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended September 30, 2014 and 2013 was approximately $13.7 million and $12.6 million, respectively. Of these amounts, approximately $5.4 million and $3.7 million was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2013 to 2014 were due to higher average invested assets stemming primarily from capital raising activities.

Investment income for the nine months ended September 30, 2014 and 2013 was approximately $40.3 million and $35.3 million, respectively. Of these amounts, approximately $15.8 million and $9.2 million was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2013 to 2014 were due to higher average invested assets stemming primarily from capital raising activities.

The weighted average yield on the Debt Securities Portfolio was 7.8% and 7.3%, for September 30, 2014 and December 31, 2013, respectively.

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

For the three months ended September 30, 2014 and 2013, approximately $4.8 million and $5.4 million of dividend income was attributable to investments in CLO Fund securities, respectively. For the nine months ended September 30, 2014 and 2013, approximately $14.6 million and $16.2 million, respectively, of dividend income was attributable to investments in CLO Fund securities. Dividends from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of income on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Distributions from our Asset Manager Affiliates are recorded as “Distributions from Asset Manager Affiliates” in our Statement of Operations. For the three months ended September 30, 2014 and 2013, we recognized distribution income of $3.1 million and $3.3 million from the Asset Manager Affiliates, respectively. For the nine months ended September 30, 2014 and 2013, we recognized income of $9.1 million and $9.6 million from the Asset Manager Affiliates, respectively.

The Asset Manager Affiliates are expected to pay future dividends to the Company based upon their operating cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. The fair value of our investment in our Asset Manager Affiliates increased by $2.0 million during the nine months ended September 30, 2014 and increased by $5.2 million during the nine months ended September 30, 2013. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $3.3 billion and $3.2 billion as of September 30, 2014 and December 31, 2013, respectively.

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

Total expenses for the three months ended September 30, 2014 and 2013 were approximately $5.3 million and $5.1 million, respectively. Interest expense and amortization on debt issuance costs was approximately $2.9 million for both periods, on average debt outstanding of approximately $196 million and $197 million, respectively.

For the three months ended September 30, 2014 and 2013, approximately $1.4 million and $1.2 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the three months ended September 30, 2014 and 2013, respectively, professional fees and insurance expenses totaled approximately $678,000 and $532,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $316,000 and $434,000 for the three months ended September 30, 2014 and 2013, respectively.

Total expenses for the nine months ended September 30, 2014 and 2013 were approximately $16.0 million and $14.2 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $8.8 million and $7.4 million, respectively, on average debt outstanding of $196 million and $136 million, respectively.

For the nine months ended September 30, 2014 and 2013, approximately $3.9 million and $3.2 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. The increase in compensation expense results from higher performance-based compensation and benefit plan expenses, as well as an increase in employee headcount. For the nine months ended September 30, 2014 and 2013, professional fees and insurance expenses totaled approximately $2.1 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.2 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2014, net investment income and net realized losses were approximately $6.2 million, or $0.18 per share. For the three months ended September 30, 2013, net investment income and net realized losses were approximately $2.8 million or $0.08 per share. For the nine months ended September 30, 2014, net investment income and net realized losses were approximately $22.4 million, or $0.66 per share. For the nine months ended September 30, 2013, net investment income and net realized losses were approximately $9.1 million or $0.27 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the three months ended September 30, 2014, net investment income was approximately $8.4 million, or $0.25 per share. For the nine months ended September 30, 2014, net investment income was approximately $24.3 million, or $0.72 per share.

Generally, we seek to fund our distributions from net investment income. For the nine months ended September 30, 2014, total distributions were $24.4 million, or $.72 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended September 30, 2014, our total investments had net unrealized appreciation of approximately $2.0 million. During the three months ended September 30, 2013, our total investments had net unrealized appreciation of approximately $3.1 million. For the three months ended September 30, 2014, our Asset Manager Affiliates had net unrealized appreciation of approximately $3.4 million. For the three months ended September 30, 2013, our Asset Manager Affiliates had net unrealized depreciation of approximately $4.8 million. For the three months ended September 30, 2014, our middle market portfolio of debt securities and equity securities had net unrealized appreciation of approximately $8.6 million, compared with net unrealized appreciation of $10.6 million during the third quarter of 2013. For the three months ended September 30, 2014, our CLO Fund securities had net unrealized depreciation of approximately $10.1 million compared with net unrealized depreciation of $2.8 million during the third quarter of 2013.

During the nine months ended September 30, 2014, our total investments had net unrealized appreciation of approximately $1.6 million. During the nine months ended September 30, 2013, our total investments had net unrealized appreciation of approximately $6.9 million. For the nine months ended September 30, 2014, our Asset Manager Affiliates had net unrealized appreciation of approximately $2.0 million. For the nine months ended September 30, 2013, our Asset Manager Affiliates had net unrealized appreciation of approximately $5.2 million. For the nine months ended September 30, 2014, our middle market portfolio of debt securities and equity securities had net unrealized appreciation of approximately $9.4 million, compared with net unrealized appreciation of $14.0 million during the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our CLO Fund securities had net unrealized depreciation of approximately $9.8 million compared with net unrealized depreciation of $12.3 million during the nine months ended September 30, 2013.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended September 30, 2014 was $8.2 million, or $0.24 per share. Net decrease in stockholders’ equity resulting from operations for the three months ended September 30, 2013 was $93,000, or $0.00 per share.

The net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2014 was $23.9 million, or $0.71 per share. Net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2013 was $15.6 million, or $0.49 per share.

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

As of September 30, 2014 and December 31, 2013 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2014	December 31, 2013
Cash	$3,935,484	$3,433,675
Money Market Accounts	341,694	7,112,949
Senior Secured Loan	168,920,608	168,188,453
Junior Secured Loan	38,662,312	48,443,384
Senior Unsecured Loan	27,034,116	23,000,000
First Lien Bond	2,553,900	2,546,400
Senior Subordinated Bond	4,366,788	1,051,540
Senior Secured Bond	1,571,250	1,619,550
Senior Unsecured Bond	11,346,613	11,381,100
CLO Fund Securities	87,382,253	79,452,220
Equity Securities	11,140,167	11,006,398
Preferred	10,358,345	10,600,000
Asset Manager Affiliates	78,737,000	76,148,000
Total	$446,350,530	$443,983,669

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of September 30, 2014, we had approximately $195.7 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 231%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of September 30, 2014, the conversion rate was 129.9266 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.70 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or settle the conversion cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the nine months ended September 30, 2014, there were no realized losses on extinguishment of debt. For the year ended December 31, 2013 total realized losses on extinguishment of debt were approximately $537,000. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

In February 2012, the Company entered into a Note Purchase Agreement, under which it was able to obtain up to $30 million in financing (the “Facility”). The Facility was terminated on November 4, 2013 and remaining unamortized capitalized costs of approximately $203,000 related to the Facility were written-off and are included in Realized Losses on Extinguishments of Debt.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage tests applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. At September 30, 2014, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

On June 18, 2013, KCAP Senior Funding I, LLC, or Issuer, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. These junior notes eliminate in consolidation and the remaining notes with a par value of $105 million, net of $2.7 million of unamortized discount, are reflected on our consolidated balance sheet. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

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

	Distribution	Declaration Date	Record Date	Pay Date
2014:
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014
Total declared in 2014	$0.75

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013
Total declared in 2013	$1.06

2012:
Fourth quarter	$0.28	12/17/2012	12/28/2012	1/28/2013
Third quarter	0.24	9/17/2012	10/10/2012	10/29/2012
Second quarter	0.24	6/18/2012	7/6/2012	7/27/2012
First quarter	0.18	3/16/2012	4/6/2012	4/27/2012
Total declared in 2012	$0.94

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2014 we had outstanding commitments of $6 million and as of December 31, 2013, we did not have any such outstanding commitments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations[1]	$195,658,000	$—	$49,008,000	$—	$146,650,000

(1)	Represents approximately $49.0 million of Convertible Notes, $41.4 million of 7.375% Notes Due 2019 and $105.3 Notes issued by KCAP Senior Funding I, L.L.C.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2014, one issuer representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2013, five issuers representing less than 1% of our total investments at fair value were on non-accrual status.

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

For non-junior class CLO Fund Securities, such as our investment in the Class F notes of Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock, under the Equity Incentive Plan, to officers and employees for services rendered to us. We follow Accounting Standards Codification 718, Compensation — Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. During the nine months ended September 30, 2014, the Board of Directors authorized a grant of restricted stock to officers and employees comprised of 355,289 shares of restricted stock with an aggregate fair value of approximately $2.9 million on the date of grant.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2014, approximately 96% of our Debt Securities Portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.00%. We generally expect that future portfolio investments will predominately be floating rate investments.

As of September 30, 2014, we had $195.7 million of borrowings outstanding at a weighted average rate of 5.08%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the proportion of our debt associated with our Convertible Notes or 7.375% Notes Due 2019 would remain the same at 8.75% and 7.375%, respectively, given that this debt is at a fixed rate. The Notes issued by KCAP Senior Funding are floating rate based upon a LIBOR index plus a spread, which serves as a floor should LIBOR decrease to zero. Accordingly, our interest costs associated with this debt will fluctuate with changes in LIBOR.

Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets such as the 1% rate increase scenario shown in the table below). Accordingly, there can be no assurance that a significant change in market interest rates will not have a material effect on our net investment income.

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2014 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income:
	1%	2%	3%
Increase in interest rate	$(565,764)	$254,345	$1,136,782

Decrease in interest rate	$226,497	$226,497	$226,497

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $566,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $254,000 and $1.1 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently very low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $226,000 increase in net investment income.

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, the Company had no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

In October 2014, the SEC, the FDIC, the Federal Reserve and certain other prudential banking regulators finalized regulations that mandate risk retention for securitizations. The rules will be effective for CLOs beginning two years after the publication of the final regulations in the Federal Register. Under the final rules, our Asset Manager Affiliates (directly or through any of their majority-controlled affiliates, including the Company) may be required to hold interests equal to 5% of the credit risk of the assets of any CLO sponsored by our Asset Manager Affiliates (unless the CLO invests only in certain qualifying loans) and would be prohibited from selling or hedging those interests in accordance with the limitations on such sales or hedges set forth in the final rule. Thus, our Asset Manager Affiliates (or any of their majority-controlled affiliates, including the Company, permitted to retain risk on their behalf) will need to have the requisite capital to hold such interests as a condition to their ability to sponsor new CLOs, and the restrictions on hedging such interests may create greater risk with respect to those interests. These mandatory investments in such CLOs, or the inability to invest in such CLOs (and thus inability to sponsor them) could each have a material adverse effect upon our business, results of operations or financial condition. In addition, the application of the risk retention rules to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for the Company, our Asset Manager Affiliates, and any CLOs that our Asset Manager Affiliates sponsor or in which we otherwise invest.

On September 4, 2014, the SEC finalized revised rules for asset-backed securities offerings (“Regulation AB II”). Although the proposed rules would have substantially changed the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including CLOs, the final rules only apply to public offerings of asset-backed securities and thus will not affect CLOs at this time. However, the SEC has indicated that it is continuing to consider the proposals that were not included in the final regulations, and may issue further rules in that regard. The timing and likelihood of the adoption of additional final rules, their application to privately offered securities in general and to CLOs in particular, the cost of compliance with such rules, and whether compliance would compromise proprietary methods or strategies of our Asset Manager Affiliates, is currently unclear.

There have been no other material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended September 30, 2014, we issued a total of 32,647 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended September 30, 2014, the aggregate value of the shares of our common stock issued under our DRIP was approximately $261,000.

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

KCAP FINANCIAL, INC.

Date: November 5, 2014	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014	By	/s/ Edward U. Gilpin
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

