Form 10-K
period 2014-12-31
KCAP Financial, Inc.
filed 2015-03-31
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $286,327,141 based upon a closing price of $8.49 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 27, 2015 was 36,859,957.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO KCAP FINANCIAL, INC.

In this Annual Report on Form 10-K (this “Annual Report”), the “Company”, “KCAP”, “we”, “us” and “our” refer to KCAP Financial, Inc. and its wholly owned subsidiaries, KCAP Funding LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements. The matters discussed in this Annual Report, as well as in future oral and written statements by management of KCAP Financial, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our existing and prospective portfolio companies;
•	the return or impact of current and future investments;
•	our contractual arrangements and other relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	our ability to operate as a business development company and a regulated investment company, including the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies, including Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C. (the “Asset Manager Affiliates”);
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies, including the Asset Manager Affiliates;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and
•	the timing, form and amount of any dividend distributions.

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

Explanatory Note

This Form 10-K includes the restatement of certain of the Company’s previously issued consolidated financial statements and selected financial data. It also amends previously filed management’s discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Form 10-K. As indicated in Note 2, Restatement, in the Notes to Consolidated Financial Statements, the Company corrected certain errors in prior periods primarily related to accounting errors in the recognition of tax-basis dividend income from and unrealized gains/(losses) on, our investment in our Asset Manager Affiliates. In this Form 10-K, we therefore have restated the following financial information as of and for the periods (collectively, the “Restated Periods”) noted in the table below.

Type of Financial Information:	Date or Period:
Consolidated balance sheets	As of December 31, 2013
Consolidated statements of operations, changes in net assets, and cash flows	Years ended December 31, 2013 and 2012
Selected financial data and financial highlights	Years ended December 31, 2013, 2012, 2011 and 2010
Unaudited quarterly financial information	Quarters ended September 30, 2014, June 30, 2014 and March 31, 2014 and each quarter in the year ended December 31, 2013
Management’s discussion and analysis of financial condition and results of operations	As of and for the years ended December 31, 2013 and 2012

We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single report. In addition, the Company’s Quarterly Reports on Form 10-Q to be filed during 2015 will include the restated 2014 comparable prior quarter and year to date periods. We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the years ended December 31, 2014, 2013, 2012, 2011 or 2010 or (ii) our Annual Report on Form 10-K for the years ended December 31, 2013, 2012, 2011, 2010 (collectively, the “Affected Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to those periods.

The combined impact of the adjustments and specified line items in the Affected Periods resulting from the restatement is set forth in Note 2, Restatement, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The following items of this Form 10-K are impacted as a result of the restatement.

•	Part I, Item 1A, Risk Factors
•	Part II, Item 6, Selected Financial Data
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8, Financial Statements and Supplementary Data
•	Part II, Item 9A, Controls and Procedures
•	Part IV, Item 15, Exhibits, Financial Statement Schedules Explanatory Note

i

PART I

Item 1.	Business

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a Business Development Company, or BDC under the Investment Company Act of 1940 (the “1940 Act”). We have three principal areas of investments:

•	First, we originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies (the “Debt Securities Portfolio”).
•	Second, we have invested in wholly-owned asset management companies (Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C., collectively the “Asset Manager Affiliates”).
•	Third, we invest in debt and equity securities issued by collateralized loan obligation funds (“CLO Funds”) managed by our Asset Manager Affiliates or by other asset managers (the “CLO Fund Securities”).

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent, capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $50 million and/or total debt of $25 million to $150 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to smaller companies or larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments.

With respect to our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $3.0 billion of par value assets under management. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 (the “Advisers Act”), and are managed independently from the Company by a separate portfolio management team.

In addition, our investments in CLO Fund Securities, which are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates, are anticipated to provide the Company with recurring cash distributions and complement the growth of our Asset Manager Affiliates.

Because we are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor, we do not pay investment advisory fees, but instead incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly-traded and privately-held investment firms that are externally managed. Our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended December 31, 2014 and 2013, the ratio of our total operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was approximately 2%.

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

We were formed in August 2006, as Kohlberg Capital Corporation. In December 2006, we completed our initial public offering (“IPO”), which raised net proceeds of approximately $200 million after the exercise of the underwriters’ over-allotment option. In connection with our IPO, we issued an additional 3,484,333 shares of our common stock in exchange for the ownership interests of Katonah Debt Advisors and certain CLO Fund Securities.

In April 2008, the Company completed a rights offering that resulted in the issuance of 3.1 million shares of our common stock, and net proceeds of $27 million.

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors, with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2014, the Asset Manager Affiliates had approximately $3.0 billion of par value assets under management.

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

On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds of approximately $23.8 million, net of underwriting discounts and offering expenses.

Including employees of our Asset Manager Affiliates, we employ an experienced team of 16 investment professionals and 27 total staff members. Dayl W. Pearson, our President and Chief Executive Officer, and one of our directors, has been in the financial services industry for over 38 years. During the past 24 years, Mr. Pearson has focused almost exclusively on the middle market and has originated, structured and underwritten over $7 billion of debt and equity securities. R. Jon Corless, our Chief Investment Officer with primary responsibility for the Debt Securities Portfolio, has managed investment portfolios in excess of $4 billion at several institutions and has been responsible for managing portfolios of leveraged loans, high-yield bonds, mezzanine securities and middle market loans. Dominick J. Mazzitelli is the President and portfolio manager of the Asset Manager Affiliates. He has over 20 years of experience within the credit markets, with most of his career focused on the leveraged finance markets. Edward U. Gilpin, our Chief Financial Officer, Secretary and Treasurer, has been in financial services for nearly 30 years, with significant experience in overseeing the financial operations and reporting for asset management businesses, including the fair value accounting of CLO securities owned by them.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Financial Standards Board Accounting Standards Codification 946, Financial Services — Investment Companies (ASC 946), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. Other than KCAP Funding, Kohlberg Capital Funding I LLC, KCAP Senior Funding I Holdings LLC and KCAP Senior Funding I LLC, none of the investments made by us qualify for this exception. Therefore, our portfolio investments, including our investments in the Asset Manager Affiliates, are carried on the balance sheet at fair value with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” in our statement of operations until the investment is exited, at which point any gain or loss on exit is reclassified and recognized as a “Net Realized Gain (Loss) from Investments.”

We have elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”) and intend to operate in a manner to maintain our RIC tax treatment. Accordingly, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary tax-basis taxable income or capital gains that we timely distribute to our shareholders as dividends. To maintain our RIC tax treatment, we must meet the specified source-of-income and asset diversification requirements and distribute annually at least 90% of our net ordinary tax-basis taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each year.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2014 was $6.94. On December 31, 2014, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $6.82. In addition, our 7.375% notes due 2019 (“7.375% Notes Due 2019”) are traded on the New York Stock Exchange under the symbol “KAP.”

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

Competitive Advantages

We believe that we can successfully compete with other providers of capital in the markets in which we compete for the following reasons:

•	Internally managed structure and significant management resources. We are internally managed by our executive officers under the supervision of our Board of Directors and do not depend on a third party investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs, which include employing investment and portfolio management professionals, and to make distributions to our stockholders. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately-held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.
•	Multiple sourcing capabilities for middle market investments. We have multiple sources of loans, mezzanine investments and equity investments through our industry relationships.

•	Disciplined investment process. We employ a rigorous credit review and due diligence process which our senior management has developed over an average of approximately 25 years of investing experience.
•	Investments across a wide variety of industries. Our Debt Security Portfolio is spread across 25 different industries and 84 different entities with an average par balance per investment of approximately $3.6 million.
•	Significant equity ownership and alignment of incentives. Our Directors and senior management team and the senior management team of our Asset Manager Affiliates together have a significant equity interest in the Company, ensuring that their incentives are strongly aligned with those of our stockholders.
•	100% ownership of Asset Manager Affiliates. Our CLO Fund investments and management of those securities through the Asset Manager Affiliates provide us with a competitive advantage by creating synergies with our investment operations and a source of recurring distribution cash flows.

Investment Portfolios

Our investment portfolio generates investment income, which is generally used to pay principal and interest on our borrowings, operating expenses, and to fund our dividends. Our investment portfolio consists of three primary components: the Debt Securities Portfolio, the CLO Fund Securities and our investment in our wholly owned Asset Manager Affiliates.

Debt Securities Portfolio.  We target privately-held middle market companies that have strong historical cash flows, experienced management teams and identifiable and defendable market positions in industries with positive dynamics. We generally target companies that generate positive cash flows because we look to cash flows as the primary source for servicing debt.

We employ a disciplined approach in the selection and monitoring of our investments. Generally, we target investments that will generate a current return through interest income to provide for stability in our shareholder distributions and place less reliance on realized capital gains from our investments. Our investment philosophy is focused on preserving capital with an appropriate return profile relative to risk. Our investment due diligence and selection generally focuses on an underlying issuer’s net cash flow after capital expenditures to service its debt rather than on multiples of net income, valuations or other broad benchmarks which frequently miss the nuances of an issuer’s business and prospective financial performance. We also generally avoid concentrations in any one industry or issuer. We manage risk by following our internal credit policies and procedures.

When we extend senior secured term loans, we will generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. Nonetheless, there is a possibility that our lien could be subordinated to claims of other creditors. Structurally, mezzanine debt ranks subordinate in priority of payment to senior term loans and is often unsecured. Relative to equity, mezzanine debt ranks senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with a loan, while providing an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest that is typically in the form of equity purchased at the time the mezzanine loan is repaid or warrants to purchase equity at a future date at a fixed cost. Mezzanine debt generally earns a higher return than senior secured debt due to its higher risk profile and usually less restrictive covenants. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining an equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2014:

•	represents approximately 67% of total investment portfolio;
•	contains credit instruments issued by corporate borrowers;
•	primarily senior secured and junior secured loans (68% and 12% of debt securities, respectively);
•	spread across 25 different industries and 84 different entities;
•	average par balance per investment of approximately $3.6 million;
•	all but 1 issuer (representing less than 1% of total investments at fair value) are current on their debt service obligations; and
•	weighted average interest rate of 7.3% on income producing debt investments.

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

Asset Manager Affiliates.  We expect to receive recurring cash distributions and seek to generate capital appreciation from our investment in our Asset Manager Affiliates. As a manager of the CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds.

The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund, so long as the Asset Manager Affiliate manages the fund. As a result, the management fees earned by our Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The management fees that our Asset Manager Affiliates receive generally have three contractual components: a senior management fee, a subordinated management fee and the possibility of an incentive management fee if certain conditions are met. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. During 2014, five CLO Funds have achieved the minimum investment return threshold and our Asset Manager Affiliates received incentive fees from those CLO Funds, although two of such CLO Funds have recently been called for redemption by their investors.

Subject to the conditions of the capital markets, we expect to continue to make investments in CLO Funds managed by our Asset Manager Affiliates, which we believe will provide us with a current cash investment return. We believe that these investments will provide our Asset Manager Affiliates with greater opportunities to access new sources of capital, which will ultimately increase our Asset Manager Affiliates’ assets under management and resulting management fee income. See “Item 1A. Risk Factors” for a discussion of the risks relating to our ability to access the capital markets and the impact of certain risk retention rules that will require that we or our Asset Manager Affiliates make and maintain certain minimum investments in CLO Funds managed by the Asset Manager Affiliates.

The after-tax net free cash flow that our Asset Manager Affiliates generate through the fees they receive for managing CLO Funds and after paying their expenses pursuant to an overhead allocation agreement with the Company associated with their operations, including compensation of their employees, may be distributed to us. Distributions from our Asset Manager Affiliates’ tax basis earnings and profits are recorded as “Dividends From Asset Manager Affiliates” in our financial statements when declared. From time to time our Asset Manager Affiliates may distribute cash in excess of tax basis earnings and profits. This excess is deemed a return of capital (“ROC”) and is recorded in “unrealized gains (losses)” on the statement of operations.

Below are summary attributes for our Asset Manager Affiliates, as of and for the year ended December 31, 2014:

•	represent approximately 15% of total investment portfolio;
•	have approximately $3.0 billion of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive management fee from a CLO Fund, provided that the CLO Fund achieves a minimum designated return on investment. In 2014, five such funds paid incentive fees to our Asset Manager Affiliates; although two of such CLO Funds have recently been called for redemption by their investors;
•	distributions paid by our Asset Manager Affiliates are an additional source of income to pay our dividend and service our debt obligations; and
•	for the year ended December 31, 2014, we received cash distributions of $11.9 million, of which $5.5 million was recognized as investment income from our Asset Manager Affiliates.

CLO Fund Securities.  Subject to the conditions of the capital markets, we expect to continue to make investments in the CLO Funds managed by our Asset Manager Affiliates, which we believe will provide us with a current cash investment return. We believe that these investments will provide our Asset Manager Affiliates with greater opportunities to access new sources of capital which will ultimately increase our Asset Manager Affiliates’ assets under management and resulting management fee income.

Below are summary attributes for our CLO Fund Securities, as of December 31, 2014, unless otherwise specified:

•	CLO Fund Securities represent approximately 16% of total investment portfolio at December 31, 2014;
•	93% of CLO Fund Securities represent investments in subordinated securities or equity securities issued by CLO Funds and 7% of CLO Fund Securities are rated notes;
•	all CLO Funds invest primarily in credit instruments issued by corporate borrowers;
•	GAAP-basis investment income of $13.4 million and tax basis cash distributions received of $19.2 million during the year ended December 31, 2014.

Structure and Process

Structure

We are an internally managed BDC with 27 full-time employees (inclusive of employees of our Asset Manager Affiliates). The following are our key functional teams that execute our business strategy:

•	Our BDC investment team consists of 7 professionals who originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies as well as CLO Funds.
•	Our Asset Manager Affiliates team consists of 8 professionals who structure, purchase and manage portfolios of primarily broadly syndicated corporate senior debt for CLOs.

•	The remainder of the employees include senior management, operations, financial accounting, legal, compliance and human resources.

Process

KCAP will review potential investment opportunities and conduct due diligence that will typically include a review of historical and prospective financial information, participation in a presentation held by the prospective portfolio company’s management and/or the transaction sponsor, a review of the prospective portfolio company’s product or service, an analysis and understanding of the drivers of the particular industry in which the prospective portfolio company operates, and an assessment of the debt service capabilities of the prospective portfolio company under a variety of assumed forecast scenarios. Where appropriate, this may be performed in conjunction with the relevant industry analysts from the Asset Manager Affiliates.

Due to our ability to source transactions through multiple channels, we expect to continue to maintain a pipeline of opportunities to allow comparative risk return analysis and selectivity. By focusing on the drivers of revenue and cash flow, we develop our own underwriting cases, and multiple stress and event specific case scenarios for each company analyzed.

We focus on lending and investing opportunities in:

•	companies with EBITDA of $10 to $50 million;
•	companies with financing needs of $25 to $150 million;
•	companies purchased by well-regarded private equity sponsors;
•	non-sponsored companies with successful management and systems;
•	high-yield bonds and broadly syndicated loans to larger companies on a selective basis; and
•	equity co-investment in companies where we see substantial opportunity for capital appreciation.

We expect to continue to source investment opportunities from:

•	private equity sponsors;
•	regional investment banks for non-sponsored companies;
•	other middle market lenders with whom we can participate in loans; and
•	our Asset Manager Affiliates, with regard to high-yield bonds and syndicated loans.

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

Elements of the qualitative analysis we use in evaluating investment opportunities include the following:

•	industry fundamentals;
•	competitive position and market share;
•	past ability to work through historical down-cycles;

•	quality of financial and technology infrastructure;
•	sourcing risks and opportunities;
•	labor and union strategy;
•	technology risk;
•	diversity of customer base and product lines;
•	quality of financial sponsor (if applicable); and
•	acquisition and integration history.

Elements of the quantitative analysis we use in evaluating investment opportunities include the following:

•	income statement analysis of growth and margin trends;
•	cash flow analysis of capital expenditures and free cash flow;
•	financial ratio and market share standing among comparable companies;
•	financial projections: underwriting versus stress case;
•	event specific credit modeling;
•	credit profile trend;
•	future capital expenditure needs and asset sale plans;
•	downside protection to limit losses in an event of default;
•	risk adjusted returns and relative value analysis; and
•	enterprise and asset valuations.

The origination, structuring and credit approval processes are fully integrated. Our credit team is directly involved in all due diligence and analysis prior to the formal credit approval process by the Investment Committee.

Investment Committee

The Investment Committee consists of the Chairman of the Board of Directors, the Chief Executive Officer, the Chief Investment Officer, and an additional member of the Board of Directors. The Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies.

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

Monitoring

Our management team has significant experience monitoring credit portfolios. Along with origination and credit analysis, portfolio management is one of the key elements of our business. Most of our investments will not be liquid and, therefore, we must prepare to act quickly if potential issues arise so that we can work closely with management and the private equity sponsor, if applicable, of the portfolio company to take any necessary remedial action. In addition, most of our senior management team, including the credit team at the Asset Manager Affiliates, has substantial workout and restructuring experience.

In order to assist us in detecting issues with our Debt Securities Portfolio companies as early as possible, we perform a financial analysis at least quarterly on each portfolio company. This analysis typically includes:

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

Our net asset value per share was $6.94 and $7.51 as of December 31, 2014 and December 31, 2013, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2014		December 31, 2013
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Investments in money market accounts(2)	$1,602,741	$0.04	$7,112,949	$0.21
Investments in debt securities	320,143,170	8.70	266,830,427	8.02
Investments in CLO Fund Securities	77,514,903	2.11	79,452,220	2.38
Investments in equity securities	8,119,681	0.22	11,006,398	0.34
Investments in Asset Manager Affiliates	72,326,000	1.97	76,148,000	2.28
Cash	1,220,798	0.03	3,433,675	0.10
Restricted Cash	19,325,550	0.53	4,078,939	0.12
All other assets	10,193,954	0.28	11,109,780	0.33
Total Assets	$510,446,797	$13.88	$459,172,388	$13.78
Convertible Notes	$38,647,000	$1.05	$49,008,000	$1.47
7.375% Notes Due 2019	41,400,000	1.13	41,400,000	1.24
Payable for open trades	18,293,725	0.50	3,980,000	0.12
Notes payable – KCAP Senior Funding I, LLC (net of discount)	143,837,593	3.91	102,184,373	3.07
Other liabilities	12,951,778	0.35	12,230,322	0.37
Total Liabilities	255,130,096	6.94	208,802,695	6.27
NET ASSET VALUE	$255,316,701	$6.94	$250,369,693	$7.51

(1)	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.
(2)	Includes restricted cash held under employee benefit plans.

Valuation

As a BDC, we invest primarily in illiquid securities, including loans to and warrants of private companies and interests in other illiquid securities, such as interests in CLO Fund Securities. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, our Board of Directors determines in good faith the fair value of our portfolio investments pursuant to a valuation policy developed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. Our Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. The Company uses an independent valuation firm to provide third party valuation consulting services to the Company and the Board of Directors. For additional information concerning valuation, see “Item 7: MD&A — Valuation of Portfolio Investments; and Notes 2 and 4 to the financial statements.

Competition

Our primary competitors also provide financing to prospective portfolio companies. These include commercial banks, specialty finance companies, hedge funds, structured investment funds, other BDCs and investment banks. Our competitors may have a lower cost of funds, and many have access to funding sources that are not available to us. Many of these entities have greater managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors —  Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities.”

We believe that we provide a unique combination of an experienced middle market loan origination and a CLO management platform at the Asset Manager Affiliates that includes experienced lenders with broad industry expertise. We believe that this combination of resources provides us with a thorough credit process and multiple sources of investment opportunities that make us attractive within our market.

Employees

As of December 31, 2014, we and our Asset Manager Affiliates had 27 employees, including an experienced team of 16 investment professionals.

REGULATION

The following discussion is a general summary of some of the material prohibitions and restrictions governing BDCs generally. It does not purport to be a complete description of all the laws and regulations affecting BDCs.

A BDC is a unique kind of investment company that primarily focuses on investing in or lending to private or relatively small publicly traded companies and making managerial assistance available to them. A BDC provides stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in privately-owned companies. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. We have implemented certain procedures to ensure that we do not engage in any prohibited transactions with any persons affiliated with us.

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
(c)	satisfies any of the following:
(i)	does not have any class of securities listed on a national securities exchange (or, if it has a class of securities listed on a national securities exchange, has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million);
(ii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or
(iv)	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit.
•	Securities of any eligible portfolio company that we control;
•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company and is in bankruptcy and subject to reorganization;
•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities; and
•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Significant Managerial Assistance

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. In addition, BDCs must generally offer to make available to such issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons is the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Indebtedness; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” As of December 31, 2014 our asset coverage ratio was 211%, above the minimum required asset coverage level of 200%.

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock (less any distributing commission or discount). A proposal approved by our stockholders at a 2014 Special Meeting of Stockholders authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of the one year anniversary of the date of the Company’s 2014 Special Meeting of Stockholders and the date of the Company’s 2015 Annual Meeting of Stockholders, which is expected to be held in June 2015. For the same period, the Company adopted a policy that it will not seek approval from our Board of Directors to sell or otherwise issue more than 15% of the Company’s then outstanding shares of common stock at a price below its then current net asset value. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

We restrict access to non-public personal information about our stockholders to our employees with a legitimate business need for the information. We maintain safeguards designed to protect the non-public personal information of our stockholders.

Proxy Voting Policy and Procedures

Although the securities we hold are not typically voting securities, some of our investments could entitle us to voting rights. If this were to occur we would vote our portfolio securities in the best interest of our stockholders and we would review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we would generally vote against proposals that we believe may have a negative impact on our portfolio securities, we may vote for such a proposal if we were to believe there exists a compelling long-term reason to do so.

Our voting decisions would be made by our Investment Committee. To ensure that our vote would not the product of a conflict of interest, we would require that (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal to reduce any attempted influence from interested parties.

Other

We are periodically examined by the SEC for compliance with the 1940 Act and the Securities Exchange Act of 1934.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order (i) to satisfy the Annual Distribution Requirement and to otherwise eliminate our liability for U.S. federal income and excise taxes and (ii) to satisfy the Diversification Tests. However, under the 1940 Act, we are not permitted to borrow additional funds or to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless a certain “asset coverage” test is met. See “Regulation — Indebtedness; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualification as a RIC. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement, or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

DIVIDEND REINVESTMENT PLAN

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash.

No action is required on the part of a registered stockholder to have such shareholder’s cash distribution reinvested in shares of our common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying American Stock Transfer & Trust Company, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive distributions in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary may receive distributions in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Select Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. Shares purchased in open market transactions by the plan administrator of the dividend reinvestment plan will be allocated to a stockholder based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased with respect to the distribution.

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

If your distributions are reinvested, you will be required to pay tax on the distributions in the same manner as if the distributions were received in cash. The taxation of distributions will not be affected by the form in which you receive them.

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

Risks Related to Economic Conditions

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

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

The U.S. capital markets experienced extreme volatility and disruption over the past several years, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. While recent indicators suggest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. If these conditions continue or worsen, the prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Ongoing U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty about the financial stability of the United States and abroad could have a significant adverse effect on our business, financial condition and results of operations.

Ongoing U.S. debt ceiling and budget deficit concerns raise the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. Growth in the EU’s economy has continued to stagnate, as concerns over deflation and the effects of Russian sanctions on growth were added to longstanding issues with burdensome debt loads and high unemployment. Recently, the European Central Bank began employing more aggressive stimulus measures, with the initiation of full-scale quantitative easing that involves purchase of Eurozone sovereign debt. In addition to EU fiscal policy, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Related to Our Business and Structure

We have identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We have identified a material weakness in our internal control over financial reporting relating to the review and oversight of tax-related matters and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of

December 31, 2014. This contributed to a delay in the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the restatement of all of our previously issued quarterly and annual financial statements since 2010. For further information regarding this matter, please refer to Item 9A. Controls and Procedures.

Unless and until remediated, this material weakness could result in additional material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may experience delay or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Management’s ongoing assessment of disclosure controls and procedures as well as internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed. Any failure to improve our disclosure controls and procedures or internal control over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors. Any of these results could adversely affect our business and the value of our common stock.

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

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Business — Regulation — Taxation as a Regulated Investment Company.”

Our Asset Manager Affiliates may incur losses as a result of “first loss” agreements that they may enter into from time-to-time in connection with warehousing credit arrangements which may be put in place prior to raising a CLO Fund and pursuant to which they would typically agree to reimburse credit providers for a portion of losses (if any) on warehouse investments.

Our Asset Manager Affiliates have in the past entered into, are currently entered into, and we and our Asset Manager Affiliates may in the future enter into “first loss” agreements in connection with warehouse credit lines established to fund the initial accumulation of loan investments for future CLO Funds that our Asset Manager Affiliates will manage. Under such agreements, our Asset Manager Affiliates generally make a junior investment in a warehouse facility, which serves as a loss buffer for the senior capital provider. Such junior investment may be subject to losses (either in whole or in part) that stem from factors including (i) losses as a result of individual loan or other investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan or other investments) when such fund formation is completed or (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line, or (iii) realized losses from trading activity within the warehouse facility. As a result, our Asset Manager Affiliates may incur losses if loans and debt obligations, if applicable, that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close.

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

In addition, an increase in interest rates available to investors could make an investment in our securities less attractive than alternative investments, a situation which could reduce the value of our securities. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely impact our returns on idle funds, which would reduce our net investment income.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common stock. We have issued senior securities, and in the future may borrow from, or issue additional senior securities (such as preferred or convertible securities or debt securities) to, banks and other lenders and investors. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. Lenders and holders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distributions. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage. There can be no assurance that our leveraging strategy will be successful.

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

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013.

It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any

LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of December 31, 2014, our asset coverage ratio was 211%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

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

In order to continue to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to continue to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%, as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of such borrowings. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities.

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

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if eventually passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%, as proposed. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

Our businesses may be adversely affected by litigation and regulatory proceedings.

From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas, including relating to the restatement described elsewhere in this Annual Report. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in the best interests of KCAP and its stockholders, and our stockholders approve such sale, which they did in 2014. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders. In addition to issuing securities to raise capital as described above; we may securitize a portion of the loans generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

Changes in the laws or regulations governing our business and the business of our Asset Manager Affiliates, or changes in the interpretations thereof, and any failure by us or our Asset Manager Affiliates to comply with these laws or regulations, could negatively affect the profitability of our operations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, Registered Investment Advisers (such as our Asset Manager Affiliates), RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations as well as the rules of the stock exchange on which our securities are listed, and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. The various regulatory bodies, including the SEC and the NASDAQ Global Select Market, that administer these laws and regulations have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations.

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

Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has increased and may significantly increase the regulation of the financial services industry. The Dodd-Frank Act contains a broad set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. One such provision, Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, contains certain prohibitions and restrictions on the ability of a “banking entity” — which includes insured depository institutions, bank holding companies, foreign banking entities regulated by the Federal Reserve Board and their respective affiliates — and nonbank financial company supervised by the Federal Reserve to engage in proprietary trading and have certain interests in, or relationships with certain private funds (“covered funds”). Under the final regulations implementing the Volcker Rule, which were adopted in December 2013, many CLOs will be covered funds if they invest, or are permitted to invest, in assets other than loans, certain cash equivalents and interest rate or currency hedges. As a result, many banking entities, including many U.S. and non-U.S. broker-dealers with affiliated banks, may be unable to invest in, or in some cases to make a market in, the securities of CLOs in which we have invested, which may reduce liquidity in these securities and have a material adverse effect on their valuation. Moreover, the Volcker Rule regulations may affect the market for CLOs such that our Asset Manager Affiliates may be unable to establish, or to obtain warehouse funding for, new CLOs that would be covered funds. If our Asset Manager Affiliates establish CLOs that are structured not to be covered funds and thus do not permit investments in customary assets such as corporate bonds, asset-backed securities or synthetic investments, and we invest in such CLOs, the ability of our Asset Manager Affiliates to manage such CLOs will be constrained by those limitations, which could materially adversely affect any investments we make in such CLOs.

In October 2014, the SEC, the FDIC, the Federal Reserve and certain other prudential banking regulators adopted final rules that will mandate risk retention for securitizations, including CLOs, beginning on December 24, 2016. Under the final risk-retentions rules, our Asset Manager Affiliates (or a majority-owned affiliate of such entities, including the Company) may be required to hold interests equal to 5% of the fair value of any CLO they sponsor (unless the CLO invests only in certain qualifying loans, which we do not expect to be the case) and would be prohibited from selling or hedging those interests in accordance with the limitations on such sales or hedges set forth in the final rule. Our Asset Manager Affiliates (or a majority-owned affiliate of such entities, including the Company) will need to have the requisite capital to hold such interests as a condition to their ability to sponsor new CLOs, and the restrictions on hedging such interests may create greater risk with respect to those interests.

Our Asset Manager Affiliates’ (or a majority owned affiliate’s) investments in such CLOs, or their inability to invest in such CLOs (and thus inability to sponsor them) could each have a material adverse effect upon our business, results of operations or financial condition.

In April 2010, the SEC proposed revised rules for asset-backed securities offerings (“Regulation AB II”) that, if adopted, would substantially change the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including CLOs. The proposed rules, if adopted, would have required significant additional disclosures and would have altered the safe-harbor standards for the private placement of asset-backed securities to impose informational requirements similar to those that would apply to registered public offerings of such securities. The application of such informational requirements to CLOs, which have not historically been publicly registered, was unclear. On August 27, 2014, the SEC adopted a set of Regulation AB II final rules that was limited to asset-backed securities that were publicly registered. These rules impose changes to the offering process for publicly registered asset-backed securities and require disclosure of loan-level data for a subset of classes addressed in the proposed rules, but do not at this time extend to privately offered CLOs. However, the SEC has indicated that many aspects of the rule proposals, including the expansion of loan-level or grouped data disclosure requirements to additional asset classes and the possible application of the rules to private offerings of securities, remain under active consideration. The timing of the adoption of any additional final rules, their application to privately offered securities in general and to CLOs in particular, the cost of compliance with such rules, and whether compliance would compromise proprietary methods or strategies of our Asset Manager Affiliates, is currently unclear.

Other financial reform regulations, including regulations requiring clearing and margining of swap transactions, which may affect our ability to enter into hedging transactions; changes in the definition and regulation of commodity pool operators and commodity trading advisors, which could subject our Asset Manager Affiliates to additional regulations; leveraged lending guidance that may affect the ways in which banking institutions originate the loans in which we and our affiliates invest; heightened regulatory capital and liquidity requirements for banks that may affect our ability to borrow on reasonable terms; and non-US regulations of financial market participants that may overlap, expand upon or be inconsistent with US regulations may all have material adverse effects on our business.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have received certain exemptive relief from the SEC to permit us to co-invest, subject to the conditions of the relief granted by the SEC, with other funds managed by our Asset Manager Affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The conditions of such exemptive relief may limit our ability or the ability of our Asset Manager Affiliates, each a registered investment adviser, to operate, structure or expand their business in the future.

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Associated with Our Information Technology Systems

We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems that operate as anticipated, reliance on third party computer hardware, software and IT service providers, computer viruses, telecommunication failures, data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions, any of which could materially adversely impact our consolidated financial condition and results of operations. Additional risks include, but are not limited to, the following:

Disruptions in current systems or difficulties in integrating new systems.

We regularly maintain, upgrade, enhance or replace our information technology systems to support our business strategies and provide business continuity. Replacing legacy systems with successor systems, making changes to existing systems or acquiring new systems with new functionality have inherent risks including disruptions, delays, or difficulties that may impair the effectiveness of our information technology systems.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which impair our liquidity, disrupt our business, damage our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cyber security risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

Risks Related to Our Debt Securitization Financing Transactions

We are subject to certain risks as a result of our indirect interests in the subordinated notes and membership interests of KCAP Senior Funding I, LLC.

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). In December 2014, KCAP Senior Funding I, LLC, issued an additional $56 million of notes. The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans.

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

The structure of the debt securitization financing transaction is intended to prevent, in the event of our bankruptcy or the bankruptcy of Holdings, the consolidation for purposes of such bankruptcy proceedings of the Issuer with our operations or those of Holdings. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the debt securitization financing transaction, which would equal the full amount of debt of the Issuer reflected on our consolidated balance sheet. In addition, we cannot assure that the recovery in the event we were consolidated with the Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as a direct or indirect.

As of December 31, 2014, $194.8 million of the assets that are reflected on our financial statements were held by the Issuer and pledged as collateral under the senior secured notes issued by the Issuer. If the Issuer defaults on its obligations under the senior secured notes, the holders of the senior secured notes may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we and the Issuer may be forced to sell our investments to raise funds to repay the Issuer’s outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we and the Issuer would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

In addition, in certain limited circumstances in the event of default, if the holders of the senior secured notes exercise their right to sell the assets pledged by the Issuer, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to the Issuer and us after repayment of the amounts outstanding under the senior secured notes.

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

Equity Investments.  We have made and expect to make selected equity investments in the middle market companies. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants in the equity of the portfolio company. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Associated with Middle Market Companies.  Investments in middle market companies also involve a number of significant risks, including:

•	limited financial resources and inability to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing the value of any guarantees we may have obtained in connection with our investment;
•	shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	dependence on management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	less predictable operating results, being parties to litigation from time to time, engaging in rapidly changing businesses with products subject to a substantial risk of obsolescence and requiring substantial additional capital expenditures to support their operations, finance expansion or maintain their competitive position;
•	difficulty accessing the capital markets to meet future capital needs; and
•	generally less publicly available information about their businesses, operations and financial condition.

CLO Fund Investments.  Investments in CLO Funds also involve a number of significant risks, including:

•	CLOs typically are comprised of a portfolio of senior secured loans; payments on CLO investments are and will be payable solely from the cash-flows from such senior secured loans;
•	CLO investments are exposed to leveraged credit risk;
•	CLO Funds are highly leveraged;
•	there is the potential for interruption and deferral of cash-flow from CLO investments;
•	interest rates paid by corporate borrowers are subject to volatility;
•	the inability of a CLO collateral manager to reinvest the proceeds of the prepayment of senior secured loans may adversely affect us;
•	our CLO investments are subject to prepayments and calls, increasing re-investment risk;
•	we have limited control of the administration and amendment of senior secured loans owned by the CLOs in which we invest;
•	we have limited control of the administration and amendment of any CLO in which we invest;
•	senior secured loans of CLOs may be sold and replaced resulting in a loss to us;
•	our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect; and
•	non-investment grade debt involves a greater risk of default and higher price volatility than investment grade debt.

Asset Manager Affiliates.  We may not receive all or a portion of the cash distributions we expect to continue to receive from our Asset Manager Affiliates, including incentive fees.

We expect to receive cash distributions from our Asset Manager Affiliates. However, the existing asset management agreements pursuant to which our Asset Manager Affiliates receive fee income from the CLO Funds for which they serve as managers may be terminated for “cause” by the holders of a majority of the most senior class of securities issued by such CLO Funds and the holders of a majority of the subordinated securities issued by such CLO Funds. “Cause” is defined in the asset management agreements to include a material breach by our Asset Manager Affiliates of the indenture governing the applicable CLO Fund, breaches by our Asset Manager Affiliates of certain specified provisions of the indenture (including, in some cases, a “key person” provision), material breaches of representations or warranties made by our Asset Manager Affiliates, bankruptcy or insolvency of our Asset Manager Affiliates, fraud or criminal activity on the part of our Asset Manager Affiliates or an event of default under the indenture governing the CLO Funds. We expect that future asset management agreements will contain comparable provisions.

Further, a significant portion of the asset management fees payable to our Asset Manager Affiliates under the asset management agreements are subordinated to the prior payments of interest on the senior securities issued by the CLO Funds. If the asset management agreements are terminated, or the CLO Funds do not generate enough income (due to run-off of existing funds and de-leveraging), or otherwise have insufficient residual cash flow due to diversion of cash as a result of the failure by the CLO Funds to satisfy certain restrictive covenants contained in their indenture agreements to pay the subordinated management fees, the Asset Manager Affiliates will not receive the fee income that they expect to continue to receive which would reduce cash distributions available to us, and in turn reduce our ability to make distributions to our stockholders.

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

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm performs third party valuations on the Company’s material investments in illiquid securities, such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are one of the relevant data points in the Board of Director’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2014, our largest investment, our 100% equity interest in our Asset Manager Affiliates, equaled approximately 15.1% of the fair value of our total investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt, without the senior lender’s consent. Prior to, and as a condition of, permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically, the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

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

As of December 31, 2014, we had $77.5 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds managed by our Asset Manager Affiliates and certain other third party asset managers. Subject to market conditions and legal requirements applicable to us under the 1940 Act, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by our Asset Manager Affiliates and/or third party managers. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, the Asset Manager Affiliates may not be able to continue to raise new CLO Funds due to prevailing CLO market conditions, regulatory requirements or other factors.

If our Asset Manager Affiliates do not meet certain risk retention requirements, they may not be able to sponsor and manage new CLOs, which would negatively impact our results of operations and financial conditions.

In October 2014, the SEC, the FDIC, the Federal Reserve and certain other prudential banking regulators finalized regulations that mandate risk retention for securitizations. The rules will be effective for CLOs beginning December 24, 2016. Under the final rules, our Asset Manager Affiliates (directly or through any of their majority-controlled affiliates, including the Company) may be required to hold interests equal to 5% of the credit risk of the assets of any CLO sponsored by our Asset Manager Affiliates (unless the CLO invests only in certain qualifying loans which we do not expect will be the case) and would be prohibited from selling or hedging those interests in accordance with the limitations on such sales or hedges set forth in the final rule. Thus, our Asset Manager Affiliates (or any of their majority-controlled affiliates, including the Company, permitted to retain risk on their behalf) will need to have the requisite capital to hold such interests as a condition to their ability to sponsor new CLOs, and the restrictions on selling or hedging such interests may create greater risk with respect to those interests, including, to the extent that we retain risk in the CLOs managed by the Asset Manager Affiliates on their behalf, our ability to sell CLO Fund Securities when advantageous for us to do so. These mandatory investments in such CLOs, or the inability to invest in such CLOs (and thus inability to sponsor them) could each have a material adverse effect upon our business, results of operations or financial condition of the Asset Manager Affiliates, which would, in turn, negatively impact our business results of operations and financial condition. In addition, the application of the risk retention rules to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for the Company, our Asset Manager Affiliates, and any CLOs that our Asset Manager Affiliates sponsor or in which we otherwise invest.

On August 27, 2014, the SEC finalized revised rules for asset-backed securities offerings (“Regulation AB II”). Although the proposed rules would have substantially changed the disclosure, reporting and offering process for public and private offerings of asset-backed securities, including CLOs, the final rules only apply to public offerings of asset-backed securities and thus will not affect CLOs at this time. However, the SEC has indicated that it is continuing to consider the proposals that were not included in the final regulations, and may issue further rules in that regard. The timing and likelihood of the adoption of additional final rules, their application to privately offered securities in general and to CLOs in particular, the cost of compliance with such rules, and whether compliance would compromise proprietary methods or strategies of our Asset Manager Affiliates, is currently unclear.

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

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. Our distributions have over the last several years included a significant return of capital component. For more information about our distributions over the last several years that have included a return of capital component, see Note 8 — “Distributable Taxable Income” to our consolidated financial statements included elsewhere in this Annual Report.

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

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies or to us;
•	our inability to deploy or invest our capital;
•	fluctuations in interest rates;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	operating performance of companies comparable to us;
•	changes in regulatory policies or tax rules, particularly with respect to RICs or BDCs;
•	inability to maintain our qualification as a RIC for U.S. federal income tax purposes;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio;
•	general economic conditions and trends; and
•	departure of key personnel.

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

Our 8.75% convertible notes due 2016 (the “Convertible Notes”) are convertible into shares of our common stock at any time prior to the end of business on the business day preceding the maturity date. Upon conversion, we will satisfy holder with shares of our common stock or cash, at our option. Our stockholders may experience dilution in their ownership percentage of common stock upon our issuance of common stock on any conversion of the Convertible Notes and any dividends paid on our common stock will also be paid on shares issued on any conversion, which may result in a reduction of the per share dividend.

Risks Related to Our 7.375% Notes Due 2019 and our Convertible Notes

Our 7.375% Notes Due 2019 and Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our 7.375% Notes Due 2019 and Convertible Notes are not secured by any of our assets or any of the assets of our subsidiaries or the Asset Manager Affiliates. As a result, the 7.375% Notes Due 2019 and Convertible Notes are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries and the Asset Manager Affiliates may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 7.375% Notes Due 2019 or Convertible Notes.

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

The indenture under which the 7.375% Notes Due 2019 are issued offers limited protection to holders of the 7.375% Notes Due 2019. The terms of the indenture and the 7.375% Notes Due 2019 do not restrict our or any of our subsidiaries or the Asset Manager Affiliates’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 7.375% Notes Due 2019. In particular, the terms of the indenture and the 7.375% Notes Due 2019 do not place any restrictions on our or our subsidiaries or the Asset Manager Affiliates’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 7.375% Notes Due 2019, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 7.375% Notes Due 2019 to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries or the Asset Manager Affiliates and which therefore is structurally senior to the 7.375% Notes Due 019 and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the Asset Manager Affiliates that would be senior to our equity interests in those entities and therefore rank structurally senior to the 7.375% Notes Due 2019 with respect to the assets of our subsidiaries and the Asset Manager Affiliates, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 7.375% Notes Due 2019, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 7.375% Notes Due 2019 or Convertible Notes.

Any default under the agreements governing our indebtedness, including a default under the 7.375% Notes due 2019 or Convertible Notes and other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Convertible Notes and substantially decrease the market value of the Convertible Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender any debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from under any other debt that we may incur in the future to avoid being in default. If we breach our covenants under any debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under any debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the 7.375% Notes Due 2019 and Convertible Notes have, and any future debt we issue will likely have, customary cross-default provisions, if the indebtedness under the 7.375% Notes Due 2019 or Convertible Notes or any other debt we may issue is accelerated, we may be unable to repay or finance the amounts due.

We may not have, or have the ability to raise, the funds necessary to repurchase our Convertible Notes upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of our convertible notes.

Holders of our Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefor. In addition, our ability to repurchase our convertible notes or deliver shares of our common stock upon conversions of the convertible notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase the notes at a time when the repurchase is required by the indenture relating to the convertible notes or to deliver any shares of our common stock deliverable on future conversions of the convertible notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible notes.

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

Quarterly Stock Prices for 2014 and 2013

	High	Low	Close	NAV(1)
2014:
Fourth quarter	$8.59	$6.63	$6.82	$6.94
Third quarter	$8.54	$7.87	$8.31	$7.67
Second quarter	$8.72	$7.84	$8.49	$7.67
First quarter	$8.66	$7.83	$8.66	$7.62
2013:
Fourth quarter	$8.97	$7.99	$8.07	$7.51
Third quarter	$11.10	$8.30	$8.95	$7.96
Second quarter	$11.26	$9.72	$11.26	$8.24
First quarter	$10.89	$9.41	$10.77	$8.33

(1)	Net Asset Value (“NAV”) per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

We began paying quarterly distributions in our first full quarter of operations following our IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 — “Distributable Tax Income” from our Notes to the Financial Statements included herein. The table below provides information relating to distributions we paid in respect of the periods indicated.

Stockholder Distributions

	Distributions	Declaration Date	Record Date	Pay Date
2014:
Fourth quarter	$0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	0.25	3/21/2014	4/4/2014	4/25/2014
Total declared for 2014	$1.00
2013:
Fourth quarter	$0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	0.28	3/15/2013	4/5/2013	4/26/2013
Total declared for 2013	$1.06

The determination of the tax attributes of our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the tax rate applicable to “qualified dividend income” from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. For further information about the tax attributes, see Note 8 “Distributable Taxable Income” of our notes to the financial statements, which can be found elsewhere in this Annual Report.

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2014. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2014)

(1)	Total return includes reinvestment of distributions through December 31, 2014. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

HOLDERS

As of December 31, 2014, there were 16 shareholders of record of our common stock and approximately 18,652 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2014, we issued 91,217 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 10 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

DIVIDEND POLICY

We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board of Directors. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our tax basis ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which the required distribution amount exceeds the actual distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

We cannot assure you that we will achieve results that will permit the payment of any cash distributions and, because we issued public senior securities, we are prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratio stipulated by the 1940 Act. Similarly, we may be prohibited from making distributions by the terms of any of our other borrowings.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information regarding the Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the Amended and Restated Non-Employee Director Plan (the “Non-Employee Director Plan”) as of December 31, 2014:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	50,000	$7.72	1,077,016	(2)(3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	50,000	7.72	1,077,016

(1)	The Company’s Equity Incentive Plan and Non-Employee Director Plan.
(2)	Subject to the following additional limitations: The aggregate number of shares of restricted stock that may be issued under the Equity Incentive Plan may not exceed 10% of the outstanding shares on June 13, 2008, the effective date of the Equity Incentive Plan, plus 10% of the number of shares issued or delivered by the Company (other than pursuant to compensation plans) during the term of the Equity Incentive Plan. No one person may be granted more than 25% of the shares of restricted stock reserved for issuance under the Equity Incentive Plan. In addition, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 25% of the outstanding voting securities of the Company, except that if the amount of voting securities that would result from the exercise of all the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued by the Company, would exceed 15% of the outstanding voting securities of the Company, the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 20% of the outstanding voting securities of the Company.

(3)	The shares issuable under the Company’s Equity Incentive Plan may be issued in the form of options, restricted stock or other stock-based awards. The shares issuable under the Company’s Non-Employee Director Plan may currently be issued in the form of restricted stock.
Item 6.	Selected Financial Data

We have restated the selected financial data presented in this report as of and for each of the years ended December 31, 2013, 2012, 2011, and 2010. This Part II, Item 6, Selected Financial Data of this Annual Report on Form 10-K includes the following:

•	The restated selected financial data for the annual periods described above;
•	The selected financial data for the year ended December 31, 2014;
•	Schedules presenting the details of the nature and impact of the restatement adjustments. For further information regarding our restatement, see Note 2, Restatement, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The balance sheet data at December 31, 2014 and 2013 and the statement of operations data for each of the three years ended December 31, 2014, 2013 and 2012 are derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The account balances labeled “As Published” in the years ended December 31, 2013, 2012, 2011, and 2010 represent the amounts derived from previously reported audited balances in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

KCAP FINANCIAL, INC.
SELECTED FINANCIAL DATA

	Year Ended December 31, 2014	Year Ended December 31, 2013 (restated)(3)	Year Ended December 31, 2012 (restated)(3)	Year Ended December 31, 2011 (restated)(3)	Year Ended December 31, 2010 (restated)(3)
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$34,802,690	$33,144,195	$29,821,676	$19,024,979	$23,631,783
Fees and other income	934,871	305,376	304,882	86,057	215,233
Dividends from Asset Manager Affiliates	5,467,914	5,735,045	1,214,998	1,060,000	—
Other Income	—	—	—	2,000,000	—
Total interest and related portfolio income	41,205,475	39,184,616	31,341,556	22,171,036	23,847,016
Expenses:
Interest and amortization of debt issuance costs	11,538,179	10,116,271	6,976,018	4,588,482	7,088,202
Compensation	4,951,745	4,630,481	3,172,814	3,907,900	3,322,895
Other	4,594,983	4,563,749	4,344,611	3,490,939	7,045,648
Total operating expenses	21,084,907	19,310,501	14,493,443	11,987,321	17,456,745
Net Investment Income	20,120,568	19,874,115	16,848,113	10,183,715	6,390,271
Realized and unrealized gains (losses) on investments:
Net realized gains (losses)	(11,132,491)	(12,627,314)	(3,232,974)	(18,476,608)	(17,862,984)
Net change in unrealized gains (losses)	6,045,517	9,976,171	12,510,641	15,942,437	(2,815,965)
Total net gains (losses)	(5,086,974)	(2,651,143)	9,277,667	(2,534,171)	(20,678,949)
Net increase (decrease) in net assets resulting from operations	$15,033,594	$17,222,972	$26,125,779	$7,649,544	$(14,288,678)

	Year Ended December 31, 2014	Year Ended December 31, 2013 (restated)(3)	Year Ended December 31, 2012 (restated)(3)	Year Ended December 31, 2011 (restated)(3)	Year Ended December 31, 2010 (restated)(3)
Per Share:
Earnings per common share – basic	$0.44	$0.53	$1.00	$0.33	$(0.63)
Earnings per common share – diluted	$0.43	$0.53	$0.95	$0.33	$(0.63)
Net investment income per share – basic	$0.59	$0.62	$0.65	$0.45	$0.28
Net investment income per share – diluted	$0.58	$0.62	$0.64	$0.45	$0.28
Distributions declared per common share	$1.00	$1.06	$0.94	$0.69	$0.68
Taxable Distributable Income per basic share	$0.78	$0.70	$0.77	$0.65	$0.51
Balance Sheet Data:
Investment assets at fair value	$479,706,494	$440,549,994	$312,044,763	$239,791,681	$191,186,296
Total assets	$510,446,797	$459,172,388	$319,260,473	$248,133,661	$279,822,686
Total debt outstanding	$223,884,593	$192,592,373	$101,400,000	$60,000,000	$86,746,582
Stockholders’ equity	$255,316,701	$250,369,693	$207,875,659	$180,525,942	$186,925,667
Net asset value per common share	$6.94	$7.51	$7.85	$7.85	$8.21
Common shares outstanding at end of year	36,775,127	33,332,123	26,470,408	22,992,211	22,767,130
Other Data:
Investments funded(1)	235,905,130	243,966,586	123,165,150	85,541,809	11,245,300
Principal collections related to investment repayments or sales(1)	193,554,964	94,197,886	104,556,500	81,681,314	223,103,170
Number of portfolio investments at year end(1)	141	126	88	68	58
Weighted average yield of income producing debt investments(2)	7.3%	7.3%	7.5%	8.4%	8.6%

(1)	Does not include investments in time deposits or money markets.
(2)	Weighted average yield of income producing investments is calculated as the average yield to par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio.
(3)	Certain financial statement amounts included in the years ended December 31, 2013, 2012, 2011 and 2010 have been restated to correct accounting errors in the recognition of tax-basis dividend income from and unrealized gains/(losses) on, our investment in our Asset Manager Affiliates and to correct investment income on CLO Fund Securities. The restatement adjustments are described in detail in Note 2, Restatement, in the Notes to Consolidated Financial Statements.

Impact of Restatement and Correction Adjustments on the Year Ended December 31, 2013 Consolidated Statement of Operations

The following table presents the impact of the restatement and correction adjustments on our Consolidated Statement of Operations for the year ended December 31, 2013:

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$13,967,235	—	$13,967,235
Interest from cash and time deposits	20,656	—	20,656
Investment income on CLO Fund Securities managed by affiliates	19,902,348	(2,555,578)	17,346,770
Investment income on CLO Fund Securities managed by non-affiliates	1,320,525	489,009	1,809,534
Dividends from Asset Manager Affiliates	12,750,000	(7,014,955)	5,735,045
Capital structuring service fees	305,376	—	305,376
Total investment income	48,266,140	(9,081,524)	39,184,616
Expenses:
Interest and amortization of debt issuance costs	10,116,271	—	10,116,271
Compensation	4,630,481	—	4,630,481
Professional fees	2,191,305	—	2,191,305
Insurance	552,568	—	552,568
Administrative and other	1,819,876	—	1,819,876
Total expenses	19,310,501	—	19,310,501
Net Investment Income	28,955,639	(9,081,524)	19,874,115
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(12,090,503)	—	(12,090,503)
Net change in unrealized appreciation (depreciation) on:
Debt securities	14,956,103	—	14,956,103
Equity securities	2,605,586	—	2,605,586
CLO Fund Securities managed by affiliates	(13,751,478)	2,555,577	(11,195,901)
CLO Fund Securities managed by non-affiliates	(1,604,352)	(489,008)	(2,093,360)
Asset Manager Affiliates investments	(1,311,212)	7,014,955	5,703,743
Total net unrealized gain from investment transactions	894,647	9,081,524	9,976,171
Net realized and unrealized appreciation (depreciation) on investments	(11,195,856)	9,081,524	(2,114,332)
Realized losses on extinguishments of debt	(536,811)	—	(536,811)
Net Increase In Stockholders’ Equity Resulting From Operations	$17,222,972	—	$17,222,972
Net Increase in Stockholders’ Equity Resulting from Operations per Common Share:
Basic:	$0.53	$—	$0.53
Diluted:	$0.53	$—	$0.53
Net Investment Income Per Common Share:
Basic:	$0.90	$(0.28)	$0.62
Diluted:	$0.86	$(0.24)	$0.62
Weighted Average Shares of Common Stock Outstanding – Basic	32,280,160	—	32,280,160
Weighted Average Shares of Common Stock Outstanding – Diluted	32,295,005	—	32,295,005

Impact of Restatement and Correction Adjustments on the Year Ended December 31, 2012 Consolidated Statement of Operations

The following table presents the impact of the restatement and correction adjustments on our Consolidated Statement of Operations for the year ended December 31, 2012:

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$12,504,569	$—	$12,504,569
Interest from cash and time deposits	5,741	—	5,741
Investment income on CLO Fund Securities managed by affiliates	19,207,401	(6,603,591)	12,603,810
Investment income on CLO Fund Securities managed by non-affiliates	1,861,263	2,846,293	4,707,556
Dividends from Asset Manager Affiliates	4,700,000	(3,485,002)	1,214,998
Capital structuring service fees	304,882	—	304,882
Total investment income	38,583,856	(7,242,300)	31,341,556
Expenses:
Interest and amortization of debt issuance costs	6,976,018	—	6,976,018
Compensation	3,172,814	—	3,172,814
Professional fees	2,453,945	—	2,453,945
Insurance	546,989	—	546,989
Administrative and other	1,343,677	—	1,343,677
Total expenses	14,493,443	—	14,493,443
Net Investment Income	24,090,413	(7,242,300)	16,848,113
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(3,232,975)	—	(3,232,975)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(3,701,536)	—	(3,701,536)
Equity securities	163,843	—	163,843
CLO Fund Securities managed by affiliates	8,316,279	6,603,590	14,919,869
CLO Fund Securities managed by non-affiliates	2,884,983	(2,846,293)	38,690
Asset Manager Affiliates investments	(2,395,228)	3,485,003	1,089,775
Total net unrealized gain from investment transactions	5,268,341	7,242,300	12,510,641
Net realized and unrealized appreciation (depreciation) on investments	2,035,366	7,242,300	9,277,666
Net Increase In Stockholders’ Equity Resulting From Operations	$26,125,779	$—	$26,125,779
Net Increase in Stockholders’ Equity Resulting from Operations per Common Share:
Basic:	$1.00	$—	$1.00
Diluted:	$0.95	$—	$0.95
Net Investment Income Per Common Share:
Basic:	$0.93	$(0.28)	$0.65
Diluted:	$0.89	$(0.24)	$0.64
Weighted Average Shares of Common Stock Outstanding – Basic	26,011,517	—	26,011,517
Weighted Average Shares of Common Stock Outstanding – Diluted	33,379,594	—	33,379,594

Impact of Restatement and Correction Adjustments on the Year Ended December 31, 2011 Consolidated Statement of Operations

The following table presents the impact of the restatement and correction adjustments on our Consolidated Statement of Operations for the year ended December 31, 2011:

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$9,438,493	$—	$9,438,493
Interest from cash and time deposits	21,938	—	21,938
Investment income on CLO Fund Securities managed by affiliates	12,413,797	(4,073,596)	8,340,201
Investment income on CLO Fund Securities managed by non-affiliates	1,949,360	(725,013)	1,224,347
Dividends from Asset Manager Affiliates	1,910,000	(850,000)	1,060,000
Capital structuring service fees	86,057	—	86,057
Other Income	2,000,000	—	2,000,000
Total investment income	27,819,645	(5,648,609)	22,171,036
Expenses:
Interest and amortization of debt issuance costs	4,588,482	—	4,588,482
Compensation	3,907,900	—	3,907,900
Professional fees	2,010,253	—	2,010,253
Insurance	493,305	—	493,305
Administrative and other	987,381	—	987,381
Total expenses	11,987,321	—	11,987,321
Net Investment Income	15,832,324	(5,648,609)	10,183,715
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(18,476,608)	—	(18,476,608)
Net change in unrealized appreciation (depreciation) on:
Debt securities	15,864,850	—	15,864,850
Equity securities	(1,724,319)	—	(1,724,319)
CLO Fund Securities managed by affiliates	(4,420,194)	4,073,597	(346,597)
CLO Fund Securities managed by non-affiliates	1,058,464	725,012	1,783,476
Asset Manager Affiliates investments	(484,973)	850,000	365,027
Total net unrealized gain from investment transactions	10,293,828	5,648,609	15,942,437
Net realized and unrealized appreciation (depreciation) on investments	(8,182,780)	5,648,609	(2,534,171)
Realized losses on extinguishments of debt	—	—	—
Net Increase In Stockholders’ Equity Resulting From Operations	$7,649,544	$—	$7,649,544
Net Increase in Stockholders’ Equity Resulting from Operations per Common Share:
Basic:	$0.33	$—	$0.33
Diluted:	$0.33	$—	$0.33
Net Investment Income Per Common Share:
Basic:	$0.69	$(0.24)	$0.45
Diluted:	$0.69	$(0.24)	$0.45
Weighted Average Shares of Common Stock Outstanding – Basic	22,868,648	—	22,868,648
Weighted Average Shares of Common Stock Outstanding – Diluted	22,880,674	—	22,880,674

Impact of Restatement and Correction Adjustments on the Year Ended December 31, 2010 Consolidated Statement of Operations

The following table presents the impact of the restatement and correction adjustments on our Consolidated Statement of Operations for the year ended December 31, 2010:

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$14,409,069	$—	$14,409,069
Interest from cash and time deposits	21,531	—	21,531
Investment income on CLO Fund Securities managed by affiliates	8,371,007	(216,277)	8,154,730
Investment income on CLO Fund Securities managed by non-affiliates	1,837,024	(790,572)	1,046,452
Dividends from Asset Manager Affiliates	4,500,000	(4,500,000)	—
Capital structuring service fees	215,233	—	215,233
Other Income	—	—	—
Total investment income	29,353,864	(5,506,849)	23,847,015
Expenses:
Interest and amortization of debt issuance costs	7,088,202	—	7,088,202
Compensation	3,322,895	—	3,322,895
Professional fees	5,411,499	—	5,411,499
Insurance	419,942	—	419,942
Administrative and other	1,214,207	—	1,214,207
Total expenses	17,456,745	—	17,456,745
Net Investment Income	11,897,119	(5,506,849)	6,390,270
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(17,862,984)	—	(17,862,984)
Net change in unrealized appreciation (depreciation) on:
Debt securities	9,196,912	—	9,196,912
Equity securities	(1,142,038)	—	(1,142,038)
CLO Fund Securities managed by affiliates	3,079,974	216,277	3,296,251
CLO Fund Securities managed by non-affiliates	894,877	790,572	1,685,448
Asset Manager Affiliates investments	(20,352,537)	4,500,000	(15,852,537)
Total net unrealized gain from investment transactions	(8,322,812)	5,506,849	(2,815,963)
Net realized and unrealized appreciation (depreciation) on investments	(26,185,796)	5,506,849	(20,678,947)
Realized losses on extinguishments of debt	—	—	—
Net Increase In Stockholders’ Equity Resulting From Operations	$(14,288,677)	$—	$(14,288,677)
Net Increase in Stockholders’ Equity Resulting from Operations per Common Share:
Basic:	$(0.63)	$—	$(0.63)
Diluted:	$(0.63)	$—	$(0.63)
Net Investment Income Per Common Share:
Basic:	$0.53	$(0.25)	$0.28
Diluted:	$0.53	$(0.25)	$0.28
Weighted Average Shares of Common Stock Outstanding – Basic	22,283,088	—	22,283,088
Weighted Average Shares of Common Stock Outstanding – Diluted	22,283,088	—	22,283,088

Impact of Restatement and Correction Adjustments as of December 31, 2013 Consolidated Balance Sheet

The following table presents the impact of the restatement and correction adjustments on our Consolidated Balance Sheet as of December 31, 2013:

KCAP FINANCIAL, INC.
CONSOLIDATED BALANCE SHEET

	As of December 31, 2013
	As published	Adjustments	As restated
ASSETS
Investments at fair value:
Money market accounts	$7,112,949	$—	$7,112,949
Debt securities	266,830,427	—	266,830,427
CLO Fund Securities managed by affiliates	75,100,306	—	75,100,306
CLO Fund Securities managed by non-affiliates	4,351,914	—	4,351,914
Equity securities	11,006,398	—	11,006,398
Asset Manager Affiliates	76,148,000	—	76,148,000
Total Investments at Fair Value	440,549,994	—	440,549,994
Cash	3,433,675	—	3,433,675
Restricted cash	4,078,939	—	4,078,939
Interest receivable	2,032,559	—	2,032,559
Accounts receivable	3,125,259	—	3,125,259
Due from affiliates	132	—	132
Other assets	5,951,831	—	5,951,831
Total Assets	$459,172,388	$—	$459,172,388
LIABILITIES
Convertible Notes	$49,008,000	$—	$49,008,000
7.375% Notes Due 2019	41,400,000	—	41,400,000
Notes issued by KCAP Senior Funding I, LLC	102,184,373	—	102,184,373
Payable for open trades	3,980,000	—	3,980,000
Accounts payable and accrued expenses	3,897,291	—	3,897,291
Dividend payable	8,333,031	—	8,333,031
Total Liabilities	208,802,695	—	208,802,695
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,775,127 and 33,332,123 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	333,472	—	333,472
Capital in excess of par value	370,929,615	(25,188,740)	345,740,875
Accumulated (excess distribution) undistributed net investment income	(6,102,017)	(12,806,594)	(18,908,611)
Accumulated net realized losses	(68,662,689)	4,283,045	(64,379,644)
Net unrealized depreciation on investments	(46,128,688)	33,712,289	(12,416,399)
Total Stockholders’ Equity	250,369,693	—	250,369,693
Total Liabilities and Stockholders’ Equity	$459,172,388	$—	$459,172,388
Net Asset Value per Common Share	$7.51	$—	$7.51
AMORTIZED COST
CLO Fund Securities managed by affiliates	$88,979,585	$(14,247,333)	$74,732,252
CLO Fund Securities managed by non-affiliates	$12,717,365	$(3,323,256)	$9,394,109
Asset Manager Affiliates	$83,378,741	$(17,199,957)	$66,178,784

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Previously Issued Financial Statements

As discussed further in Note 2, Restatement, in the Notes to Consolidated Financial Statements, we have restated our consolidated financial statements for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for each of the quarters in the year ended December 31, 2013 and for the first three quarters in the year ended December 31, 2014 (collectively, the “Restated Periods”).

For information regarding our controls and procedures, see Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a Business Development Company, or BDC under the Investment Company Act of 1940 (the “1940 Act”). We have three principal areas of investments:

•	First, we originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies (the “Debt Securities Portfolio”).
•	Second, we have invested in wholly-owned asset management companies (Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C., collectively the “Asset Manager Affiliates”).
•	Third, we invest in debt and equity securities issued by collateralized loan obligation funds (“CLO Funds”) managed by our Asset Manager Affiliates or by other asset managers (the “CLO Fund Securities”).

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent, capital appreciation from the investments made by our middle market business in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising of companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $50 million and/or total debt of $25 million to $150 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to smaller companies or larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments.

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $3.0 billion of par value assets under management as of December 31, 2014. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC and intend to operate in a manner to maintain our RIC status. As a RIC, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each year. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders.

Restatement for Corrections of Errors

Throughout this Annual Report on Form 10-K, certain financial information has been restated for the correction of accounting errors. Further information about these error corrections, and their effect, is outlined below:

Distributions from Asset Manager Affiliates — The Company’s Asset Manager Affiliates make cash distributions to the Company. Since its inception, the Company recorded the entire amount of these distributions as a component of net investment income on a GAAP basis, and as distributable income on a tax basis. However, certain of these distributions contained tax-basis return of capital which should have been reflected as a reduction to the cost basis of the investment in Asset Manager Affiliates, thereby overstating net investment income (and tax-basis taxable distributable income), with an offsetting effect in unrealized gains/losses on the statements of operations. Although there was no effect on net income or total shareholders’ equity as a result of this error, the Company has nevertheless determined that these errors are material and, as a result, previously issued financial statements have been restated to correct for the error. As a result of these corrections, although the total cash received remained the same, Dividends from Asset Manager Affiliates decreased by approximately $7.0 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively, with a corresponding decrease in the cost basis of the investment in Asset Manager Affiliates, which results in a reduction in unrealized depreciation on investments in Asset Manager Affiliates.

Accounting for CLO equity investments — The Company’s financial statements for prior periods have been corrected to record investment income on CLO equity investments based on the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). For the years ended December 31, 2013 and 2012, the statements of operations were corrected as follows: investment income from CLO Fund Securities managed by affiliates decreased by approximately $2.6 million and $6.6 million, respectively, with a corresponding decrease in unrealized loss on CLO Fund securities managed by affiliates in the same amount; and investment income from CLO Fund Securities managed by non-affiliates increased by approximately $500,000, and $2.8 million, respectively with a corresponding change in unrealized depreciation on CLO Fund securities managed by non-affiliates.

The reclassifications of amounts between investment income and unrealized losses did not have any effect on total net income, net asset value, total cash flows from operations or earnings per share for any periods presented.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to prior period amounts are as restated.

PORTFOLIO AND INVESTMENT ACTIVITY

Our primary investments are: (1) lending to and investing in middle-market businesses through investments in senior secured loans, junior secured loans, subordinated/mezzanine debt investments, and other equity investments, which may include warrants, (2) our investments in our Asset Manager Affiliates, which manage portfolios of broadly syndicated loans, high-yield bonds and other credit instruments, and (3) CLO Fund Securities.

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2014, December 31, 2013 (restated), and December 31, 2012 (restated) was as follows:

	Debt Securities	CLO Fund Securities (restated)	Equity Securities	Asset Manager Affiliates (restated)	Total Portfolio (restated)
Fair Value at December 31, 2011	$114,673,506	48,438,317	6,040,895	40,814,000	209,966,718
2012 Activity (restated):
Purchases/originations/draws	107,417,624	24,715,500	1,815,978	38,823,228	172,772,330
Pay-downs/pay-offs/sales	(104,504,327)	—	—	(3,485,002)	(107,989,329)
Net accretion of discount	385,590	(4,854,870)	—	—	(4,469,280)
Net realized losses	(3,232,975)	—	—	—	(3,232,975)
Increase (decrease) in fair value	(3,701,536)	14,958,560	163,843	1,089,774	12,510,641
Fair Value at December 31, 2012	111,037,882	83,257,507	8,020,716	77,242,000	279,558,105
2013 Activity (restated):
Purchases/originations/draws	232,226,295	11,957,500	3,813,838	217,212	248,214,845
Pay-downs/pay-offs/sales	(80,089,537)	—	(2,882,106)	(7,014,955)	(89,986,598)
Net accretion of discount	238,554	(2,473,528)	—	—	(2,234,974)
Net realized losses	(11,538,868)	—	(551,636)	—	(12,090,504)
Increase (decrease) in fair value	14,956,101	(13,289,259)	2,605,586	5,703,743	9,976,171
Fair Value at December 31, 2013	266,830,427	79,452,220	11,006,398	76,148,000	433,437,045
2014 Activity:
Purchases/originations/draws	224,513,503	22,421,847	2,216,847	545,979	249,698,176
Pay-downs/pay-offs/sales	(168,429,374)	(10,132,500)	(5,007,311)	(6,432,086)	(190,001,271)
Net accretion of discount	410,718	(11,102,015)	—	—	(10,691,297)
Net realized gains (losses)	(8,823,507)	5,575,498	(7,136,408)	—	(10,384,417)
Increase (decrease) in fair value	5,641,403	(8,700,148)	7,040,155	2,064,107	6,045,517
Fair Value at December 31, 2014	$320,143,170	$77,514,902	$8,119,681	$72,326,000	$478,103,753

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

The following table shows the Company’s portfolio by security type at December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013 (restated)
Security Type	Amortized Cost	Fair Value	%(1)	Amortized Cost	Fair Value	%(1)
Money Market Account(2)	1,602,741	1,602,741	—	7,112,949	7,112,949	2
Senior Secured Loan	220,965,922	218,329,859	46	175,021,272	168,188,453	38
Junior Secured Loan	38,664,199	38,569,006	8	50,831,407	48,443,384	11
Senior Unsecured Loan	33,066,984	33,066,984	7	23,000,000	23,000,000	5
First Lien Bond	2,962,507	2,580,000	1	2,948,332	2,546,400	1
Senior Subordinated Bond	4,295,544	4,240,301	1	1,037,707	1,051,540	—
Senior Unsecured Bond	11,208,178	11,386,218	2	10,855,804	11,381,101	3
Senior Secured Bond	1,515,584	1,552,500	—	1,519,072	1,619,550	—
CLO Fund Securities	90,889,190	77,514,902	16	84,126,361	79,452,219	18
Equity Securities	8,828,812	8,119,681	2	18,755,684	11,006,398	3
Preferred	10,206,016	10,418,302	2	10,000,000	10,600,000	2
Asset Manager Affiliates	60,292,677	72,326,000	15	66,178,784	76,148,000	17
Total	$484,498,354	$479,706,494	100%	$451,387,372	$440,549,994	100%

(1)	Represents percentage of total portfolio at fair value
(2)	Includes restricted cash held under employee benefit plans.

At December 31, 2014 and December 31, 2013, our investments in income producing loans and debt securities, excluding CLO Fund Securities, had a weighted average interest rate of approximately 7.3% for both periods.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at December 31, 2014 was spread across 25 different industries and 84 different entities with an average balance per entity of approximately $3.6 million. As of December 31, 2014, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. At December 31, 2014 and December 31, 2013, the total amount of non-qualifying assets was approximately 21% and 19% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 15.6% and 18% of the Company’s total assets, respectively (primarily the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 15% and 18% of its total assets as of December 31, 2014 and December 31, 2013). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

At December 31, 2014, our ten largest portfolio companies represented approximately 38% of the total fair value of our investments. Our largest investment, the Asset Manager Affiliates, which are our wholly-owned portfolio companies, represented 15% of the total fair value of our investments. Excluding the Asset Manager Affiliates and CLO Fund Securities, our ten largest portfolio companies represent approximately 17% of the total fair value of our investments.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2014 and December 31, 2013, were as follows:

	December 31, 2014			December 31, 2013 (restated)(2)
Industry Classification	Amortized Cost	Fair Value	%(1)	Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$10,059,487	$9,533,092	2%	$9,244,538	$8,100,895	2%
Asset Management Company	60,292,677	72,326,000	15	66,178,784	76,148,000	17
Portfolio Company Loan	23,000,000	23,000,000	5	23,000,000	23,000,000	5
Automotive	8,362,956	8,312,548	2	15,248,090	15,306,403	3
Banking, Finance, Insurance & Real Estate	7,660,721	7,639,365	2	7,859,620	8,011,964	2
Beverage, Food and Tobacco	17,974,974	17,883,421	4	33,758,684	34,026,889	8
Capital Equipment	9,486,407	10,351,329	2	11,450,641	11,792,925	3
Chemicals, Plastics and Rubber	6,348,226	6,210,253	1	2,921,597	2,906,601	1
CLO Fund Securities	90,889,190	77,514,902	16	84,126,361	79,452,220	18
Construction & Building	—	—	—	18,224,720	190,244	—
Consumer goods: Durable	13,876,482	13,301,207	3	7,713,071	9,751,622	2
Consumer goods: Non-durable	13,535,975	13,314,952	3	18,864,695	18,266,939	4
Containers, Packaging and Glass	2,992,443	2,946,734	1	—	—	—
Energy: Oil & Gas	13,866,208	13,289,753	3	11,734,558	12,930,563	3
Environmental Industries	12,942,593	12,911,017	3	6,937,663	6,965,896	2
Forest Products & Paper	5,917,051	5,942,523	1	—	—	—
Healthcare & Pharmaceuticals	66,186,412	65,720,782	14	24,146,383	24,061,764	5
Healthcare, Education and Childcare	—	—	—	6,908,414	7,199,856	2
High Tech Industries	14,457,495	14,419,110	3	17,989,624	17,989,034	4
Hotel, Gaming & Leisure	3,392,481	2,962,315	1	3,825,126	3,466,520	1
Media: Advertising, Printing & Publishing	11,318,815	11,396,027	2	12,797,615	13,035,590	3
Media: Broadcasting & Subscription	14,477,078	14,409,401	3	9,853,341	9,915,921	2
Metals & Mining	228,563	1,000	—	228,563	1,000	—
Retail	4,234,086	3,773,847	1	3,364,579	3,325,032	1
Services: Business	16,550,255	16,066,421	3	2,984,555	2,999,790	1
Services: Consumer	6,798,372	6,752,521	1	5,703,581	4,616,678	1
Telecommunications	22,030,434	21,865,864	5	17,251,743	17,337,835	4
Time Deposit and Money Market Accounts(3)	1,602,741	1,602,741	—	7,112,949	7,112,949	2
Transportation: Cargo	20,156,700	20,455,941	4	16,030,051	16,643,254	4
Utilities: Electric	5,859,532	5,803,428	1	5,927,826	5,993,610	1
Total	$484,498,354	$479,706,494	100%	$451,387,372	$440,549,994	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	In addition to the restated adjustments, certain prior year amounts have been reclassified to conform to the current year presentation.
(3)	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2014, we had approximately $78 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014			December 31, 2013 (restated)
CLO Fund Securities	Investment	%(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$2,254,638	$469,132	$2,880,785	$1,052,164
Katonah III, Ltd.(3)	Preferred Shares	23.1	1,015,334	400,000	1,143,132	325,000
Katonah V, Ltd.(3)	Preferred Shares	26.7	—	—	2,412,692	1,000
Katonah VII CLO Ltd.(2)	Subordinated Securities	16.4	3,563,252	1,000	4,707,192	1,478,978
Katonah VIII CLO Ltd.(2)	Subordinated Securities	10.3	2,755,267	100,000	2,837,798	1,230,731
Katonah IX CLO Ltd.(2)	Preferred Shares	6.9	1,262,496	594,988	1,390,003	829,739
Katonah X CLO Ltd.(2)	Subordinated Securities	33.3	8,910,471	4,863,001	9,860,887	5,932,163
Katonah 2007-I CLO Ltd.(2)	Preferred Shares	100	23,471,779	25,191,782	25,263,613	27,758,379
Katonah 2007-I CLO Ltd.(2)	Class B-2L Notes	100	—	—	1,300,937	9,740,000
Trimaran CLO IV, Ltd.(2)	Preferred Shares	19.0	11,094	900,000	2,243,659	2,519,210
Trimaran CLO V, Ltd.(2)	Subordinate Notes	20.8	1,292,698	1,657,020	1,464,061	1,844,276
Trimaran CLO VI, Ltd.(2)	Income Notes	16.2	1,531,142	1,950,000	1,726,495	1,981,948
Trimaran CLO VII, Ltd.(2)	Income Notes	10.5	1,399,074	2,084,394	1,830,931	2,513,261
Catamaran CLO 2012-1 Ltd.(2)	Subordinated Notes	24.9	7,994,677	5,793,924	8,864,880	6,846,520
Catamaran CLO 2012-1 Ltd.(2)	Class F Notes	42.9	3,917,442	4,160,000	3,843,397	4,200,001
Catamaran CLO 2013-1 Ltd.(2)	Subordinated Notes	23.5	7,492,702	7,874,910	9,398,399	8,225,100
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	2,263,321	2,506,075	2,957,500	2,973,750
Catamaran CLO 2014-1 Ltd.(2)	Subordinated Notes	24.9	10,473,628	8,867,176	—	—
Catamaran CLO 2014-1 Ltd.(2)	Class E Notes	15.1	1,417,376	1,340,000	—	—
Catamaran CLO 2014-2 Ltd.(2)	Subordinated Notes	24.9	9,862,799	8,761,500	—	—
Total			$90,889,190	$77,514,902	$84,126,361	$79,452,220

(1)	Represents percentage of class held.
(2)	An affiliate CLO Fund managed by Asset Manager Affiliates.
(3)	This CLO Fund Security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of December 31, 2014, our Asset Manager Affiliates had approximately $3.0 billion of par value of assets under management on which they earn management fees, and were valued at approximately $72 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, in 2014 our Asset Manager Affiliates received incentive fees from five funds; although two of such CLO Funds have recently been called for redemption by their investors.

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase (decrease) in stockholders’ equity resulting from operations, which includes net investment income (loss) and net realized and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, distributions, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for December 31, 2014, 2013 (restated), 2012 (restated). The Company’s financial statements for prior periods have been restated. Please refer to Note 2, Restatement, for further information regarding the restatement.

Revenue

	For the Years Ended December 31,
	2014	2013 (restated)	2012 (restated)
Investment Income:
Interest from investments in debt securities	$21,386,432	$13,967,235	$12,504,569
Interest from cash and time deposits	3,452	20,656	5,741
Investment income on CLO Fund Securities managed by affiliates	12,367,581	17,346,770	12,603,810
Investment income on CLO Fund Securities managed by non-affiliates	1,045,225	1,809,534	4,707,556
Dividends from Asset Manager Affiliates	5,467,914	5,735,045	1,214,998
Capital structuring service fees	934,871	305,376	304,882
Total investment income	41,205,475	39,184,616	31,341,556

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

Investment Income on Investments in CLO Fund Securities.  We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds managed by our Asset Manager Affiliates and selective investments in securities issued by CLO Funds managed by other asset management companies. CLO Funds managed by our Asset Manager Affiliates and those managed by non-affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by its Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates”, in its financial consolidated statements. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

Interest income on investments in CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period. As a RIC, the Company anticipates a timely distribution of its tax-basis taxable income.

For non-junior class CLO Fund securities, such as our investment in the Class F notes of the Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates.  We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. Our Asset Manager Affiliates generate annual operating income equal to the amount by which their fee income exceeds their operating expenses. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may also receive incentive fees, provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the year ended December 31, 2014, the Asset Manager Affiliates received incentive fees from five funds.

Capital Structuring Service Fees.  We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the years ended December 31, 2014, 2013, and 2012 was approximately $41 million, $39 million, and $31 million, respectively. Of these amounts, approximately $21 million, $14 million and $13 million, respectively, was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2012 to 2013 and 2013 to 2014 were due to higher average invested assets stemming primarily from capital raising activities.

Investments in debt securities increased by approximately $53 million during 2014, primarily due to the investment of the proceeds from the upsizing of the KCAP Senior Funding I, LLC Notes and from the issuance of common stock of the Company.

The weighted average yield on debt securities portfolio was 7.3% for both periods.

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

For the years ended December 31, 2014, 2013, and 2012, approximately $13.4 million, $19.2 million and $17.3 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax-basis, the Company recognized $19.2 million, $21.0 million and $19.9 million of taxable cash distributions during the years ended December 31, 2014, 2013, and 2012, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. In this regard, while five CLO Funds have achieved the minimum investment return threshold and are paying the Asset Manager Affiliates incentive fees, two of the CLO Funds have recently been called for redemption by their investors. The fair value of our investment in our Asset Manager Affiliates was approximately $72 million at December 31, 2014, down by approximately $3.8 million from December 31, 2013. For the years ended December 31, 2014, 2013, and 2012, we recognized dividend income of $5.5 million, $5.7 million and $1.2 million, from the Asset Manager Affiliates, respectively, while cash distributions received were $11.9 million, $12.8 million and $4.7 million for those years, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded in unrealized gains (losses) in the statement of operations. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. During 2014 and 2013, our Asset Manager Affiliates added two CLO Fund portfolios and one CLO Fund portfolio, respectively, with initial assets under management of approximately $900 million and $450 million, respectively. The aggregate of par value of assets under management by our Asset Manager Affiliates was $3.0 billion and $3.2 billion as of December 31, 2014 and 2013, respectively.

Expenses

	For the Years Ended December 31,
	2014	2013 (restated)	2012 (restated)
Expenses:
Interest and amortization of debt issuance costs	11,538,179	10,116,271	6,976,018
Compensation	4,951,745	4,630,481	3,172,814
Professional fees	2,614,479	2,191,305	2,453,945
Insurance	471,276	552,568	546,989
Administrative and other	1,509,228	1,819,876	1,343,677
Total expenses	21,084,907	19,310,501	14,493,443

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

Compensation Expense.  Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs. The largest components of total compensation costs are base salaries and bonuses; generally, base salaries are expensed as incurred and annual bonus expenses are estimated and accrued. Our compensation arrangements with our employees contain a profit sharing and/or performance based bonus component. Therefore, as our net revenues increase, our compensation costs may also rise. In addition, our compensation expenses may also increase to reflect increased investment in personnel as we grow our products and businesses.

Professional Fees and General and Administrative Expenses.  The balance of our expenses includes professional fees (primarily legal, accounting, valuation and other professional services), occupancy costs and general administrative and other costs.

Total expenses for the years ended December 31, 2014, 2013, and 2012 were approximately $21 million, $19 million, and $14 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $12 million, $10 million, and $7 million, respectively, on average debt outstanding of $197 million, $151 million, and $81 million, respectively.

For the years ended December 31, 2014, 2013 and 2012, approximately $5.0 million, $4.6 million, and $3.2 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. The increase in compensation expense from 2012 to 2013 relates primarily to the addition of headcount and the full-year effect of our acquisition of Trimaran. For the years ended December 31, 2014, 2013, and 2012, professional fees and insurance expenses totaled approximately $3.1 million, $2.7 million and $3.0 million, respectively. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.5 million, $1.8 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2014, net investment income and net realized losses (including realized losses on extinguishment of debt) were approximately $9 million, or $0.26 per basic share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the year ended December 31, 2014, GAAP-basis net investment income was approximately $20 million, or $0.59 per basic share, while tax-basis distributable income was approximately $27 million or $0.78 per share.

For the year ended December 31, 2014, total distributions were approximately $35 million, or $1.00 per share. See Note 8. “Distributable Taxable Income” for more information regarding our taxable income and related distributions.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Years Ended December 31,
	2014	2013 (restated)	2012 (restated)
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Debt securities	5,641,403	14,956,103	(3,701,536)
Equity securities	7,040,155	2,605,586	163,843
CLO Fund Securities managed by affiliates	(11,584,257)	(11,195,901)	14,919,869
CLO Fund Securities managed by non-affiliates	2,884,109	(2,093,360)	38,690
Asset Manager Affiliates investments	2,064,107	5,703,743	1,089,775
Total net unrealized gain from investment transactions	6,045,517	9,976,171	12,510,641

During the year ended December 31, 2014, our total investments had net unrealized appreciation of approximately $6 million. Included in the net unrealized gain in 2014 are unrealized depreciation on CLO Fund Securities of approximately $9 million and unrealized appreciation of the Asset Manager Affiliates of $2 million, offset by unrealized appreciation on our debt securities of $6 million and equity securities of $7 million. During the year ended December 31, 2013, our total investments had net unrealized appreciation of approximately $10 million, including net unrealized losses of approximately $13 million on CLO Fund Securities, offset by net unrealized gains on debt securities of approximately $15 million and net unrealized gains on equity securities of $3 million. During the year ended December 31, 2012, our total investments had net unrealized appreciation of $13 million, including approximately $4 million of unrealized losses on debt securities, offset by net unrealized gains of approximately $15 million related to CLO Fund Securities.

Net Change in Stockholders’ Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2014 was approximately $15 million, or $0.44 per basic share. The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2013 was approximately $17 million, or $0.53 per basic share, and the net increase in stockholders’ equity resulting from operations for the year ended December 31, 2012 was approximately $26 million, or $1.00 per basic share.

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

As of December 31, 2014 and December 31, 2013 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2014	December 31, 2013
Cash	$1,220,798	$3,433,675
Money Market Accounts(1)	1,602,741	7,112,949
Senior Secured Loan	218,329,860	168,188,453
Junior Secured Loan	38,569,005	48,443,384
Senior Unsecured Loan	33,066,984	23,000,000
First Lien Bond	2,580,000	2,546,400
Senior Subordinated Bond	4,240,301	1,051,540
Senior Unsecured Bond	11,386,218	11,381,100
Senior Secured Bond	1,552,500	1,619,550
CLO Fund Securities	77,514,902	79,452,220
Equity Securities	8,119,681	11,006,398
Preferred	10,418,302	10,600,000
Asset Manager Affiliates	72,326,000	76,148,000
Total	$480,927,292	$443,983,669

(1)	Includes restricted cash held under employee benefit plans.

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2014, we had approximately $224 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 211%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of December 31, 2014, the conversion rate was 132.7726 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.53 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. KCAP subsequently surrendered these notes to the trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the year ended December 31, 2014 total realized losses on extinguishment of debt were approximately $748,000. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

In February 2012, the Company entered into a Note Purchase Agreement, under which it was able to obtain up to $30 million in financing (the “Facility”). The Facility was terminated on November 4, 2013 and remaining unamortized capitalized costs of approximately $203,000 related to the Facility were written-off and are included in Realized Losses on Extinguishments of Debt.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. At December 31, 2014, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the

KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. These junior notes eliminate in consolidation and the remaining notes with a par value of $147 million, net of $3.5 million of unamortized discount, are reflected on our consolidated balance sheet. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses.

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

Stockholder Distributions

We intend to continue to make quarterly distributions to our stockholders. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•	98.0% of our ordinary net taxable income for the calendar year;
•	98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and
•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

The amount of our declared distributions, as evaluated by management and approved by our Board of Directors, is based primarily on our evaluation of distributable taxable income and after-tax free cash flow from our Asset Manager Affiliates.

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year.

	Dividend	Declaration Date	Record Date	Pay Date
2014:
Fourth quarter	$0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	0.25	3/21/2014	4/4/2014	4/25/2014
Total declared for 2014	$1.00
2013:
Fourth quarter	$0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	0.28	3/15/2013	4/5/2013	4/26/2013
Total declared for 2013	$1.06

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2014 and December 31, 2013, we did not have any such outstanding commitments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$3,632,749	$369,432	$1,108,296	$1,187,827	$967,194
Long-term debt obligations	227,397,000	—	38,647,000	41,400,000	147,350,000
Total	$231,029,749	$369,432	$39,755,296	$42,587,827	$148,317,194

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 3 to our consolidated financial statements, contained elsewhere herein: Significant Accounting Policies — Investments.

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

See Note 5 to the consolidated financial statements for the additional information about the level of market observability associated with investments carried at fair value.

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 3 to the consolidated financial statements: “Significant Accounting Policies — Investments”).

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

The Company’s investments in its wholly-owned Asset Manager Affiliates are carried at fair value, which is primarily determined utilizing a discounted cash flow model which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance (“Discounted Cash Flow”). Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment (as described above). Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2014, one issuer representing less than 1% of our total investments at fair value were on non-accrual status. As of December 31, 2013, four issuers representing less than 1% of our total investments at fair value were on non-accrual status.

Investment Income on CLO Fund Securities

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

GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period.

For non-junior class CLO Fund Securities, such as our investment in the class F notes of Catamaran 2012-1, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates

We record distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits are recorded as tax-basis return of capital.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock, under the Equity Incentive Plan, to officers and employees for services rendered to us. We follow Accounting Standards Codification 718, Compensation — Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. During the year ended December 31, 2014, the Board of Directors approved a grant of restricted stock to officers and employees comprised of 355,289 shares of restricted stock with an aggregate fair value of approximately $2.9 million on the date of grant.

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

Recent Accounting Pronouncements

See Note 3 to the financial statements included in this annual report, for a description of recent accounting pronouncements.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2014, approximately 97.5% of our Debt Securities Portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between .75% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2014, we had $224 million of borrowings outstanding at a current weighted average rate of 4.4%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our Convertible Notes or 7.375% Notes Due 2019 would remain the same at 8.75% and 7.375%, respectively, given that this debt is at a fixed rate. The Notes issued by KCAP Senior Funding are floating rate based upon a LIBOR index plus a spread, which serves as a floor should LIBOR decrease to zero. Accordingly, our interest costs associated with this debt will would fluctuate with changes in LIBOR.

Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2014 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$(796,398)	$136,769	$1,112,849
Decrease in interest rate	$322,075	$322,075	$322,075

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $796,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $137,000 and $1.1 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently very low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $322,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2014.

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

Item 8.	Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management has conducted an evaluation, under the supervision of, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2014 were not effective as a result of a material weakness in internal control over financial reporting related to the recognition of tax-basis dividend income from and unrealized gains/(losses) on, our investment in our Asset Manager Affiliates. Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Conclusion.  Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company did not maintain effective internal control over financial reporting as of December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conducting our review of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting relating to the Company’s recording of distributions from its wholly-owned Asset Manager Affiliates. This material weakness resulted in a material misstatement of our tax-basis distributable income, Dividends from Asset Manager Affiliates and net change in unrealized gains/(losses) on Asset Manager Affiliates investments, and related financial disclosures, that was not prevented or detected on a timely basis and, consequently, a restatement of the financial statements since 2010.

To remediate the material weakness, in the first half of 2015 we intend to implement a quarterly diligence process to assure the impact of distributions from its wholly-owned Affiliates on the Company’s financial statements is accounted for accurately. We also intend to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls relating to the impact of distributions and other tax-related matters on the Company’s financial statements.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

Other than matters discussed in this Item 9A, there have been no changes in our internal control over financial reporting since our last Quarterly Report filed on Form 10-Q for the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

We have adopted a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.kcapfinancial.com. We intend to disclose any future amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2015, and is incorporated herein by reference.

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

KCAP Financial, Inc.
Date: March 31, 2015	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 31, 2015
/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 31, 2015
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	March 31, 2015
/s/ John Ward John Ward	Member of the Board of Directors	March 31, 2015
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	March 31, 2015
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	March 31, 2015
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	March 31, 2015
/s/ Dean C. Kehler Dean C. Kehler	Member of the Board of Directors	March 31, 2015

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 (restated)	F-5
Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013 (restated) and December 31, 2012 (restated)	F-6
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2014, December 31, 2013 (restated), and December 31, 2012 (restated)	F-7
Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 (restated), and December 31, 2012 (restated)	F-8
Schedules of Investments as of December 31, 2014 and December 31, 2013 (restated)	F-9
Financial Highlights for the years ended December 31, 2014, December 31, 2013 (restated), December 31, 2012 (restated), December 31, 2011 (restated), and December 31, 2010 (restated)	F-25
Notes to Consolidated Financial Statements	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
KCAP Financial, Inc.

We have audited the accompanying consolidated balance sheet of KCAP Financial, Inc. (the “Company”), including the consolidated schedule of investments, as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodians and management or agents of the underlying investments. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of KCAP Financial, Inc. at December 31, 2014, and the consolidated results of their operations, changes in their net assets, and cash flows and the financial highlights for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KCAP Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2015 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
KCAP Financial, Inc.

We have audited KCAP Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” (the COSO criteria). KCAP Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s recording of distributions from its wholly owned affiliates. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 31, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, KCAP Financial, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

New York, New York
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
KCAP Financial, Inc.

We have audited the accompanying consolidated balance sheet of KCAP Financial, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2013 and financial highlights for each of the four years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2013. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KCAP Financial, Inc. and subsidiaries as of December 31, 2013, and the results of their operations, changes in their net assets, and their cash flows for each of the two years in the period ended December 31, 2013 and their financial highlights for each of the four years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements for the years ended December 31, 2013 and 2012, as well as financial highlights for each of the four years in the period ended December 31, 2013 have been restated to correct an error.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2014 (except for Note 2, as to which the date is March 31, 2015)

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2014	As of December 31, 2013 (restated)
ASSETS
Investments at fair value:
Money market accounts (cost: 2014 – $1,602,741; 2013 – $7,112,949)	$1,602,741	$7,112,949
Debt securities (amortized cost: 2014 – $322,884,934; 2013 – $275,213,594)	320,143,170	266,830,427
CLO Fund Securities managed by affiliates (amortized cost: 2014 – $85,355,897; 2013 – $74,732,252 (restated))	74,139,696	75,100,306
CLO Fund Securities managed by non-affiliates (amortized cost: 2014 – $5,533,293; 2013 – $9,394,109 (restated))	3,375,206	4,351,914
Equity securities (cost: 2014 – $8,828,812; 2013 – $18,755,684)	8,119,681	11,006,398
Asset Manager Affiliates (cost: 2014 – $60,292,677; 2013 – $66,178,784 (restated))	72,326,000	76,148,000
Total Investments at Fair Value (cost: 2014 – $484,498,354; 2013 – $451,387,372 (restated))	479,706,494	440,549,994
Cash	1,220,798	3,433,675
Restricted cash	19,325,550	4,078,939
Interest receivable	1,748,821	2,032,559
Due from affiliates	3,027,409	3,125,259
Other assets	5,417,725	5,951,963
Total Assets	$510,446,797	$459,172,388
LIABILITIES
Convertible Notes	$38,647,000	$49,008,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: 2014 – $3,512,407; 2013 – $3,065,627)	143,837,593	102,184,373
Payable for open trades	18,293,725	3,980,000
Accounts payable and accrued expenses	2,274,150	2,268,592
Accrued interest payable	1,566,255	1,628,699
Due to affiliates	31,000	—
Dividend payable	9,080,373	8,333,031
Total Liabilities	255,130,096	208,802,695
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,775,127 and 33,332,123 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	367,751	333,472
Capital in excess of par value	362,411,830	345,740,875
Excess distribution of net investment income	(25,579,865)	(18,908,612)
Accumulated net realized losses	(75,512,134)	(64,379,643)
Net unrealized depreciation on investments	(6,370,881)	(12,416,399)
Total Stockholders' Equity	255,316,701	250,369,693
Total Liabilities and Stockholders' Equity	510,446,797	459,172,388
NET ASSET VALUE PER COMMON SHARE	$6.94	$7.51

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013 (restated)	2012 (restated)
Investment Income:
Interest from investments in debt securities	$21,386,432	$13,967,235	$12,504,569
Interest from cash and time deposits	3,452	20,656	5,741
Investment income on CLO Fund Securities managed by affiliates	12,367,581	17,346,770	12,603,810
Investment income on CLO Fund Securities managed by non-affiliates	1,045,225	1,809,534	4,707,556
Dividends from Asset Manager Affiliates	5,467,914	5,735,045	1,214,998
Capital structuring service fees	934,871	305,376	304,882
Total investment income	41,205,475	39,184,616	31,341,556
Expenses:
Interest and amortization of debt issuance costs	11,538,179	10,116,271	6,976,018
Compensation	4,951,745	4,630,481	3,172,814
Professional fees	2,614,479	2,191,305	2,453,945
Insurance	471,276	552,568	546,989
Administrative and other	1,509,228	1,819,876	1,343,677
Total expenses	21,084,907	19,310,501	14,493,443
Net Investment Income	20,120,568	19,874,115	16,848,113
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(10,384,415)	(12,090,503)	(3,232,975)
Net change in unrealized appreciation (depreciation) on:
Debt securities	5,641,403	14,956,103	(3,701,536)
Equity securities	7,040,155	2,605,586	163,843
CLO Fund Securities managed by affiliates	(11,584,257)	(11,195,901)	14,919,869
CLO Fund Securities managed by non-affiliates	2,884,109	(2,093,360)	38,690
Asset Manager Affiliates investments	2,064,107	5,703,743	1,089,775
Total net unrealized gain from investment transactions	6,045,517	9,976,171	12,510,641
Net realized and unrealized appreciation (depreciation) on investments	(4,338,898)	(2,114,332)	9,277,666
Realized losses on extinguishments of debt	(748,076)	(536,811)	—
Net Increase In Stockholders’ Equity Resulting From Operations	$15,033,594	$17,222,972	$26,125,779
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.44	$0.53	$1.00
Diluted:	$0.43	$0.53	$0.95
Net Investment Income Per Common Share:
Basic:	$0.59	$0.62	$0.65
Diluted:	$0.58	$0.62	$0.64
Weighted Average Shares of Common Stock Outstanding – Basic	34,248,346	32,280,160	26,011,517
Weighted Average Shares of Common Stock Outstanding – Diluted	34,259,977	32,295,005	33,379,594

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2014	2013 (restated)	2012 (restated)
Operations:
Net investment income	$20,120,568	$19,874,115	$16,848,113
Net realized losses from investment transactions	(10,384,415)	(12,090,503)	(3,232,975)
Realized losses from extinguishments of debt	(748,076)	(536,811)	—
Net change in unrealized gains from investment transactions	6,045,517	9,976,171	12,510,641
Net increase in stockholders' equity resulting from operations	15,033,594	17,222,972	26,125,779
Stockholder distributions:
Distributions of ordinary income	(26,807,154)	(22,479,384)	(20,001,629)
Return of capital	(7,972,633)	(12,681,755)	(4,807,203)
Net decrease in net assets resulting from stockholder distributions	(34,779,787)	(35,161,139)	(24,808,832)
Capital share transactions:
Issuance of common stock for:
Interest in affiliate company	—	—	25,560,000
Dividend reinvestment plan	724,935	715,780	556,881
Conversion of Convertible Notes	—	8,786,000	—
Issuance of Common Stock	23,772,408	50,404,236	—
Repurchase of Convertible Notes	(927,413)	—	—
Stock based compensation	1,123,271	526,185	(84,111)
Net increase in net assets resulting from capital share transactions	24,693,201	60,432,201	26,032,770
Net assets at beginning of period	250,369,693	207,875,659	180,525,942
Net assets at end of period (including accumulated undistributed net investment income of $0, $0, and $0 in 2014, 2013 (restated), and 2012 (restated), respectively.	$255,316,701	$250,369,693	$207,875,659
Net asset value per common share	$6.94	$7.51	$7.85
Common shares outstanding at end of period	36,775,127	33,332,123	26,470,408

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013 (restated)	2012 (restated)
OPERATING ACTIVITIES:
Net increase in stockholder's equity resulting from operations	$15,033,594	$17,222,972	$26,125,779
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash used in operating activities:
Net realized losses on investment transactions	10,384,415	12,090,503	3,232,975
Net change in unrealized gains (losses) from investments	(6,045,517)	(9,976,172)	(12,510,640)
Purchases of investments	(249,264,398)	(248,211,755)	(148,344,654)
Proceeds from sales and redemptions of investments	195,511,479	114,040,876	111,302,561
Net accretion of discount on debt securities	10,691,298	1,611,574	2,234,364
Amortization of original issue discount on indebtedness	449,568	229,848	—
Amortization of debt issuance costs	1,109,081	904,027	604,809
Realized losses on extinguishments of debt	748,076	536,811	—
Payment-in-kind interest income	(433,778)	(3,091)	(581,355)
Stock-based compensation expense	1,123,271	526,138	(85,082)
Changes in operating assets and liabilities:
Increase in payable for open trades	14,313,725	3,980,000	—
Decrease (Increase) in interest and dividends receivable	283,737	(1,335,210)	(174,770)
Decrease (Increase) in accounts receivable	325,259	(914,434)	(1,351,713)
Decrease in time deposits	—	1,942,834	—
(Increase) Decrease in other assets	(644,715)	54,561	(311,922)
Decrease (Increase) in due from affiliates	(227,409)	—	3,517
Increase in due to affiliates	31,000	—	—
(Decrease) Increase in accounts payable and accrued expenses	(56,886)	1,315,858	(946,250)
Net cash used in operating activities	(6,668,200)	(105,984,660)	(20,802,381)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,772,408	50,404,236	—
Debt issuance costs	(678,201)	(3,878,583)	(1,486,476)
Distributions to stockholders	(33,307,511)	(33,515,661)	(20,927,645)
Proceeds from issuance of debt, net of discount	41,203,652	101,954,525	30,000,000
Repurchase of Convertible Notes	(11,288,413)	(2,206,000)	—
Repayment of debt	—	—	(30,000,000)
Issuance of 7.375% Notes Due 2019	—	—	41,400,000
(Increase) Decrease in restricted cash	(15,246,612)	(4,078,939)	—
Net cash provided by financing activities	4,455,323	108,679,578	18,985,879
CHANGE IN CASH	(2,212,877)	2,694,918	(1,816,502)
CASH, BEGINNING OF YEAR	3,433,675	738,757	2,555,259
CASH, END OF YEAR	$1,220,798	$3,433,675	$738,757
Supplemental Information:
Interest paid during the period	$9,966,425	$8,884,945	$6,374,134
Issuance of common stock under the dividend reinvestment plan	$724,935	$715,768	$557,852
Issuance of common stock in connection with acquisition of Asset Manager Affiliate	$—	$—	$25,560,000

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2014

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
4L Technologies Inc. (fka Clover Holdings, Inc.)(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	$2,793,000	$2,768,057	$2,723,175
Advanced Lighting Technologies, Inc.(9), (11) Consumer goods: Durable	First Lien Bond — 10.5% Cash, Due 6/19	3,000,000	2,962,507	2,580,000
Advantage Sales & Marketing Inc.(9) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,384	992,000
Alaska Communications Systems Holdings, Inc.(9), (11) Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 10/16	5,200,227	5,193,935	5,200,227
Alere Inc. (fka IM US Holdings, LLC)(11) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/17	2,992,277	2,988,629	2,972,947
AmSurg Corp.(11) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,992,481	2,992,481	2,975,020
Anaren, Inc.(9), (11) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,980,000	1,962,587	1,955,250
Asurion, LLC (fka Asurion Corporation)(9), (11) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	1,917,430	1,932,331	1,896,549
AZ Chem US Inc.(9), (11) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 6/21	467,123	464,966	457,977
Bankruptcy Management Solutions, Inc.(9) Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	700,227	700,227	624,463
BarBri, Inc. (Gemini Holdings, Inc.)(9), (11) Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,872,500	2,861,557	2,835,158
BBB Industries US Holdings, Inc.(9), (11) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	3,000,000	2,941,316	2,985,000
Bellisio Foods, Inc.(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	2,239,551	2,230,586	2,235,071
Blue Coat Systems, Inc.(9), (11) High Tech Industries	Senior Secured Loan — New Term Loan 4.0% Cash, 1.0% Libor Floor, Due 5/19	467,636	468,971	456,530
Carolina Beverage Group LLC(9) Beverage, Food and Tobacco	Senior Secured Bond — 10.6% Cash, Due 8/18	1,500,000	1,515,584	1,552,500
CCS Intermediate Holdings, LLC(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,992,500	2,978,364	2,940,131
Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,987,475	2,980,768	2,963,829

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Charter Communications Operating, LLC (aka CCO Safari LLC)(11) Media: Broadcasting & Subscription	Senior Secured Loan — Term G Loan 4.3% Cash, 0.8% Libor Floor, Due 9/21	$3,000,000	$3,022,408	$3,022,980
Checkout Holding Corp.(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	995,000	990,534	951,474
Consolidated Communications, Inc.(11) Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,992,443	3,003,588	2,976,538
CRGT Inc.(9), (11) High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,000,000	2,940,000	2,955,000
Crowley Holdings Preferred, LLC(9) Transportation: Cargo	Preferred Stock — 10.0% Cash, 2.0% PIK, Due 12/49	10,206,016	10,206,016	10,418,302
Crowne Group, LLC(9), (11) Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	3,990,000	3,932,506	3,838,779
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(9) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,016,357	2,910,000
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/20	2,623,371	2,622,454	2,570,903
CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.)(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 12/21	3,000,000	2,970,271	2,988,750
DBI Holding LLC(9) Services: Business	Senior Unsecured Bond — 13.0% PIK, Due 9/19	3,457,795	3,221,771	3,386,218
DBI Holding LLC(9) Services: Business	Senior Subordinated Bond — 12.0% Cash, 1.0% PIK, Due 9/19	4,314,949	4,295,544	4,240,301
DJO Finance LLC (ReAble Therapeutics Fin LLC)(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — New Tranche B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 9/17	2,063,574	2,063,574	2,022,303
Drew Marine Group Inc.(9) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,494,654	2,523,250
ELO Touch Solutions, Inc.(9), (11) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,726,036	1,677,698	1,642,496
EWT Holdings III Corp. (fka WTG Holdings III Corp.)(9) Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,982,390	4,033,200
Fender Musical Instruments Corporation(9), (11) Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	2,002,536	2,012,321	1,982,110
FHC Health Systems, Inc.(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,407,143	3,373,191	3,381,589
First American Payment Systems, L.P.(9) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	2,796,448	2,759,556	2,782,466
First Data Corporation(9), (11) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 New Dollar Term Loan 3.7% Cash, Due 3/18	1,000,000	968,906	982,190

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Getty Images, Inc.(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	$2,185,164	$2,187,551	$2,012,165
Global Tel*Link Corporation(9) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,935,659	3,889,200
Grande Communications Networks LLC(9), (11) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,940,040	3,944,690	3,938,464
Grifols Worldwide Operations Limited(11) Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loam 3.2% Cash, Due 2/21	2,992,462	2,970,236	2,956,298
Grupo HIMA San Pablo, Inc.(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,947,500	2,911,129	2,947,500
Grupo HIMA San Pablo, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,894,754	7,105,000
Gymboree Corporation., The(9), (11) Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,390,786	935,563
Hargray Communications Group, Inc. (HCP Acquisition LLC)(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,930,662	2,908,645	2,928,611
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,368,750	3,343,813	3,385,594
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,462,500	1,456,384	1,458,661
Hoffmaster Group, Inc.(9) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,972,727	1,999,000
Hoffmaster Group, Inc.(9), (11) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,980,000	3,944,324	3,943,523
Hunter Defense Technologies, Inc.(9), (11) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,962,500	2,934,961	2,988,866
Integra Telecom Holdings, Inc.(9), (11) Telecommunications	Senior Secured Loan — Term B Loan 5.3% Cash, 1.3% Libor Floor, Due 2/19	2,992,386	2,981,164	2,919,461
International Architectural Products, Inc.(7),(9) Metals & Mining	Senior Secured Loan — Term Loan Due 5/15	247,636	228,563	1,000
Kellermeyer Bergensons Services, LLC(9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	2,000,000	1,980,432	1,990,000
Key Safety Systems, Inc.(9), (11) Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,496,250	1,489,134	1,488,769
Kinetic Concepts, Inc.(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.0% Cash, 1.0% Libor Floor, Due 5/18	2,992,443	2,984,962	2,956,279

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Landslide Holdings, Inc. (Crimson Acquisition Corp.)(9), (11) High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	$3,456,381	$3,464,859	$3,451,197
MB Aerospace ACP Holdings III Corp.(9), (11) Aerospace and Defense	Senior Secured Loan — Dollar Term Loan 5.0% Cash, 1.0% Libor Floor, Due 5/19	3,940,000	3,910,979	3,939,212
Media General, Inc.(11) Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.3% Cash, 1.0% Libor Floor, Due 7/20	3,000,000	3,003,750	2,972,805
Medical Specialties Distributors, LLC(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,960,000	3,927,435	3,804,372
Millennium Health, LLC (fka Millennium Laboratories, LLC)(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Tranche B Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,992,481	2,992,481	2,985,000
Nielsen & Bainbrige, LLC(9) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	1,000,000	990,487	963,200
Nielsen & Bainbrige, LLC(9) Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,000,000	1,971,249	1,920,000
Nielsen & Bainbrige, LLC(9), (11) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,000,000	2,971,460	2,889,600
Novetta, LLC(9) Services: Business	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 10/20	2,743,125	2,716,093	2,743,125
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)(9), (11) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	990,019	980,923	950,418
Onex Carestream Finance LP(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	2,000,000	2,000,000	1,992,920
Onex Carestream Finance LP(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,973,333	1,980,022	1,969,219
Orbitz Worldwide, Inc.(11) Hotel, Gaming & Leisure	Senior Secured Loan — Tranche C Term Loan 4.5% Cash, 1.0% Libor Floor, Due 4/21	2,992,481	2,992,481	2,961,315
Otter Products, LLC (OtterBox Holdings, Inc.)(9), (11) Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,992,481	2,968,458	2,966,297
Ozburn-Hessey Holding Company LLC(9), (11) Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 5/19	3,512,426	3,503,687	3,544,389
PGX Holdings, Inc.(9), (11) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	3,975,000	3,936,815	3,917,363
Post Holdings, Inc.(11) Beverage, Food and Tobacco	Senior Secured Loan — Series A Incremental Term Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	2,992,481	2,985,129	2,983,130
PQ Corporation(9), (11) Chemicals, Plastics and Rubber	Senior Secured Loan — 2014 Term Loan 4.0% Cash, 1.0% Libor Floor, Due 8/17	2,992,366	2,992,366	2,943,740

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
PSC Industrial Holdings Corp.(9), (11) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 7.0% Cash, 1.0% Libor Floor, Due 12/20	$2,000,000	$1,980,119	$1,980,000
Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)(9) Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	909,069	910,287	909,069
Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	2,727,206	2,717,359	2,727,206
QoL Meds, LLC(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/20	498,750	496,449	480,296
Quad-C JH Holdings Inc. (aka Joerns Healthcare)(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,980,000	3,953,083	3,786,174
Restorix Health, Inc.(9) Healthcare & Pharmaceuticals	Senior Unsecured Loan — Delayed Draw 10.0% Cash, 1.5% PIK, Due 6/18	2,003,587	2,003,587	2,003,587
Restorix Health, Inc.(9) Healthcare & Pharmaceuticals	Senior Unsecured Loan — Subordinated Term Loan 10.0% Cash, 1.5% PIK, Due 6/18	8,063,397	8,063,397	8,063,397
Reynolds Group Holdings Inc.(9), (11) Containers, Packaging and Glass	Senior Secured Loan — Incremental U.S. Term Loan 4.0% Cash, 1.0% Libor Floor, Due 12/18	2,992,443	2,992,443	2,946,734
Roscoe Medical, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,642,367	6,499,000
Rovi Solutions Corporation/Rovi Guides, Inc.(11) High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,992,481	2,954,531	2,936,387
Safenet, Inc.(9), (11) High Tech Industries	Senior Secured Loan — Initial Term Loan (First Lien) 6.8% Cash, 1.0% Libor Floor, Due 3/20	2,977,500	2,951,435	2,977,500
Sandy Creek Energy Associates, L.P.(9), (11) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,844,544	2,832,599	2,794,053
SGF Produce Holding Corp.(Frozsun, Inc.)(9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	2,191,289	2,175,642	2,191,289
SGF Produce Holding Corp.(Frozsun, Inc.)(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	3,440,528	3,429,224	3,440,528
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(9), (11) Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 6/19	2,861,935	2,840,504	2,858,501
Sun Products Corporation, The (fka Huish Detergents Inc.)(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,910,711	3,887,178	3,656,515
Tank Partners Holdings, LLC(9) Energy: Oil & Gas	Senior Secured Loan — Loan 9.8% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	10,385,331	10,212,907	9,866,065
TPF II Power, LLC (TPF II Covert Midco, LLC)(9), (11) Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	3,000,000	3,026,933	3,009,375
Trimaran Advisors, L.L.C.(9), (12) Portfolio Company Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000
TRSO I, Inc.(9) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	988,097	961,300

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
TWCC Holding Corp.(9) Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 1.0% Libor Floor, Due 6/20	$1,000,000	$1,004,005	$961,670
TWCC Holding Corp.(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, 0.8% Libor Floor, Due 2/17	906,653	910,624	887,060
Univar Inc.(9), (11) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, 1.5% Libor Floor, Due 6/17	2,894,577	2,890,893	2,808,536
USJ-IMECO Holding Company, LLC(9), (11) Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,970,000	3,952,343	3,970,000
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)(11) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	1,994,987	1,999,927	1,978,160
Verdesian Life Sciences, LLC(9) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	975,012	961,553	938,547
Verdesian Life Sciences, LLC(9), (11) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,221,243	3,178,026	3,100,769
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)(9), (11) Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,866,953	2,843,300	2,838,284
Weiman Products, LLC(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	2,972,255	2,948,574	2,972,255
Weiman Products, LLC(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	3,963,007	3,932,167	3,963,007
WideOpenWest Finance, LLC(9) Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, 1.0% Libor Floor, Due 4/19	2,954,887	2,971,397	2,941,974
WireCo WorldGroup Inc.(9) Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	5,000,000	4,991,504	5,000,000
WireCo WorldGroup Inc.(9), (11) Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	3,000,000	2,994,903	3,000,000
Total Investment in Debt Securities (125% of net asset value at fair value)		$324,808,055	$322,884,934	$320,143,170

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	648,764
Bankruptcy Management Solutions, Inc.(5), (9) Services: Business	Class A Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Services: Business	Class B Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Services: Business	Class C Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Services: Business	Common Stock 2013	0.8%	314,325	391,932
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (9) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	624,304
DBI Holding LLC(5), (9) Services: Business	Class A Warrants	3.2%	258,940	746,964
eInstruction Acquisition, LLC(5), (9) Services: Business	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3),(5) Capital Equipment	Class A Shares	1,500	1,500,000	2,351,329
Perseus Holding Corp.(5), (9) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Roscoe Investors, LLC(5), (9) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	891,000
Tank Partners Holdings, LLC(5), (9) Energy: Oil & Gas	Unit	5.8%	980,000	573,750
Tank Partners Holdings, LLC(5), (9) Energy: Oil & Gas	Warrants	1.3%	185,204	99,752
TRSO II, Inc.(5), (9) Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,788,886
Total Investment in Equity Securities (3% of net asset value at fair value)			$8,828,812	$8,119,681

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities	22.2%	$2,254,638	$469,131
Katonah III, Ltd.(3), (10)	Preferred Shares	23.1%	1,015,334	400,000
Katonah VII CLO Ltd.(3), (6)	Subordinated Securities	16.4%	3,563,252	1,000
Katonah VIII CLO Ltd(3), (6)	Subordinated Securities	10.3%	2,755,267	100,000
Katonah IX CLO Ltd(3), (6)	Preferred Shares	6.9%	1,262,496	594,989
Katonah X CLO Ltd(3), (6)	Subordinated Securities	33.3%	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares	100.0%	23,471,779	25,191,782
Trimaran CLO IV, Ltd.(3), (6)	Preferred Shares	19.0%	11,094	900,000
Trimaran CLO V, Ltd.(3), (6)	Subordinate Notes	20.8%	1,292,698	1,657,020
Trimaran CLO VI, Ltd.(3), (6)	Income Notes	16.2%	1,531,142	1,950,000
Trimaran CLO VII, Ltd.(3), (6)	Income Notes	10.5%	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes	24.9%	7,994,677	5,793,924
Catamaran CLO 2013- 1 Ltd.(3), (6)	Subordinated Notes	23.5%	7,492,702	7,874,910
Catamaran CLO 2014-1 Ltd.(3), (6)	Subordinated Notes	24.9%	10,473,628	8,867,176
Dryden 30 Senior Loan Fund(3)	Subordinated Notes	7.5%	2,263,321	2,506,075
Catamaran CLO 2014-2 Ltd.(3), (6)	Subordinated Notes	24.9%	9,862,799	8,761,500
Total Investment in CLO Subordinated Securities, Preferred Shares and Income Notes			$85,554,372	$72,014,902

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value(2)
Catamaran CLO 2012-1 Ltd.(3), (6)	Class F Notes Par Value of $4,500,000 Due 12/23	42.9%	$3,917,442	$4,160,000
Catamaran CLO 2014-1 Ltd.(3), (6)	Class E Notes Par Value of $1,525,000 Due 4/26	15.1%	1,417,376	1,340,000
Total Investment in CLO Rated-Note			$5,334,818	$5,500,000
Total Investment in CLO Fund Securities (30% of net asset value at fair value)			$90,889,190	$77,514,902

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Fair Value(2)
Asset Manager Affiliates(9)	Asset Management Company	100.0%	$60,292,677	$72,326,000
Total Investment in Asset Manager Affiliates (28% of net asset value at fair value)			$60,292,677	$72,326,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Amortized Cost	Fair Value(2)
JP Morgan Business Money Market Account(8), (9)	Money Market Account	0.10%	$249,105	$249,105
US Bank Money Market Account(9)	Money Market Account	0.02%	1,353,636	1,353,636
Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			$1,602,741	$1,602,741
Total Investments(4) (188% of net asset value at fair value)			$484,498,354	$479,706,494

(1)	A majority of the variable rate loans to the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2014. As noted in the table above, 75% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.00%.
(2)	Reflects the fair market value of all investments as of December 31, 2014, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $502 million. The aggregate gross unrealized appreciation is approximately $15.7 million, the aggregate gross unrealized depreciation is approximately $37.7 million, and the net unrealized depreciation is approximately $22 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(7)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Money market account holding restricted cash and security deposits for employee benefit plans.
(9)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(10)	As of December 31, 2014, this CLO Fund Security was not providing a dividend distribution.
(11)	As of December 31, 2014, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligation.
(12)	Affiliated portfolio company.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2013
(restated)

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Advanced Lighting Technologies, Inc.(9), (11) Consumer goods: Non-durable	First Lien Bond — 10.5% – 06/2019 – 00753CAE2 10.5% Cash, Due 6/19	$3,000,000	$2,948,332	$2,546,400
Advantage Sales & Marketing Inc.(9) Services: Business	Senior Secured Loan — 2013 Term Loan (First Lien) 4.3% Cash, Due 12/17	1,989,952	1,996,642	2,001,892
Alaska Communications Systems Holdings, Inc.(9), (11) Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, Due 10/16	2,358,409	2,362,064	2,357,702
Apria Healthcare Group Inc.(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.8% Cash, Due 4/20	2,985,000	2,997,209	2,985,000
Aramark Corporation Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	850,000	856,173	856,374
Aramark Corporation(11) Beverage, Food and Tobacco	Senior Secured Loan — LC-3 Facility 3.7% Cash, Due 7/16	61,707	61,967	61,861
Aramark Corporation(11) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term C Loan 3.7% Cash, Due 7/16	938,293	942,256	940,639
Aramark Corporation(11) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term D Loan 4.0% Cash, Due 9/19	1,150,000	1,158,352	1,158,625
ARSloane Acquisition, LLC(9), (11) Services: Business	Senior Secured Loan — Tranche B Term Loan (First Lien) 7.5% Cash, Due 10/19	997,500	987,913	997,898
Asurion, LLC (fka Asurion Corporation)(9), (11) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 4.5% Cash, Due 5/19	1,980,000	2,000,806	1,983,168
Bankruptcy Management Solutions, Inc.(9) Finance	Senior Secured Loan — Term B Loan 7.0% Cash, Due 6/18	718,182	718,182	713,514
BarBri, Inc. (Gemini Holdings, Inc.)(9), (11) Services: Consumer	Senior Secured Loan — Term Loan 5.3% Cash, Due 7/19	3,000,000	2,986,055	3,000,900
BBB Industries, LLC(9), (11) Automotive	Senior Secured Loan — Term Loan B 5.5% Cash, Due 3/19	2,887,500	2,878,820	2,888,366
Bellisio Foods, Inc.(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Delayed Draw Term Loan 6.5% Cash, Due 8/19	1,582,475	1,575,088	1,582,316
Bellisio Foods, Inc.(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, Due 8/19	2,191,119	2,180,891	2,190,900
Blue Coat Systems, Inc.(9), (11) High Tech Industries	Senior Secured Loan — New Term Loan 4.5% Cash, Due 5/19	3,990,000	4,003,966	3,991,995
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Loan 10.0% Cash, Due 11/14	379,763	379,763	379,193
Carolina Beverage Group LLC(9) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,519,072	1,619,550
Catalina Marketing Corporation(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 10/20	1,995,000	1,983,766	2,025,553

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Clover Technologies Group, LLC (Clover Holdings Inc.)(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/18	$2,850,292	$2,883,914	$2,850,291
CoActive Technologies LLC (fka CoActive Technologies, Inc.)(7), (9) Capital Equipment	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 7.0% PIK, Due 1/15	2,063,007	1,987,358	1,863,721
Crowley Holdings Preferred, LLC(9) Transportation: Cargo	Preferred Stock — 12.000% – 12/2049 – Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,000,000	10,000,000	10,600,000
CSM Bakery Supplies LLC(9) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 7/21	3,000,000	3,018,871	3,001,500
CSM Bakery Supplies LLC(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 4.8% Cash, Due 7/20	3,657,500	3,655,989	3,659,329
Del Monte Foods Company(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan 4.0% Cash, Due 3/18	2,789,388	2,783,753	2,803,321
Drew Marine Group Inc.(9) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, Due 5/21	2,500,000	2,493,817	2,493,750
ELO Touch Solutions, Inc.(9), (11) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,898,703	1,835,507	1,893,577
Fender Musical Instruments Corporation(9), (11) Hotel, Gaming & Leisure	Senior Secured Loan — Initial Loan 5.8% Cash, Due 4/19	2,421,986	2,434,723	2,463,620
FHC Health Systems, Inc.(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, Due 1/18	3,900,000	3,864,809	3,900,000
First American Payment Systems, L.P.(9) Finance	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, Due 4/19	3,000,000	2,951,174	2,999,400
First Data Corporation(9), (11) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 Dollar Term Loan 4.2% Cash, Due 3/18	2,000,000	1,875,135	2,006,520
Flexera Software LLC (fka Flexera Software, Inc.)(9), (11) High Tech Industries	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,722,955	2,734,588	2,725,133
Fram Group Holdings Inc./Prestone Holdings Inc.(9), (11) Automotive	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, Due 7/17	966,900	970,557	966,610
Freescale Semiconductor, Inc. High Tech Industries	Senior Subordinated Bond — 10.125% – 12/2016 – 35687MAP2 10.1% Cash, Due 12/16	1,036,000	1,037,707	1,051,540
Getty Images, Inc.(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 10/19	3,711,259	3,711,065	3,471,698
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Senior Secured Loan — First Lien Tranche A Credit-Linked Deposit 7.8% Cash, Due 6/11	1,257,143	1,224,101	37,714
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Senior Secured Loan — First Lien Tranche B Term Loan 7.8% Cash, Due 6/11	2,694,857	2,624,028	80,846
Ginn LA Conduit Lender, Inc.(7), (9) Construction & Building	Junior Secured Loan — Loan (Second Lien) 11.8% Cash, Due 6/12	3,000,000	2,715,997	30,015
Global Tel*Link Corporation(9) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, Due 11/20	4,000,000	3,924,752	3,991,600
Grande Communications Networks LLC(9), (11) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 5/20	3,980,000	3,985,209	3,980,398
Grupo HIMA San Pablo, Inc.(9) Healthcare, Education and Childcare	Senior Secured Loan — Term B Loan (First Lien) 8.5% PIK, Due 1/18	2,977,500	2,928,848	2,813,738
Grupo HIMA San Pablo, Inc.(9) Healthcare, Education and Childcare	Junior Secured Loan — Term Loan (Second Lien) 13.8% PIK, Due 7/18	7,000,000	6,865,363	6,817,300

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Gymboree Corporation., The(9), (11) Retail	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	$1,421,105	$1,377,305	$1,332,286
Hargray Communications Group, Inc. (HCP Acquisition LLC)(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 6/19	2,985,000	2,957,575	2,986,194
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, Due 5/18	3,456,250	3,424,170	3,488,341
Hunter Defense Technologies, Inc.(9) Aerospace and Defense	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 2/15	4,074,074	4,049,553	3,911,111
Iasis Healthcare LLC(9) Healthcare, Education and Childcare	Senior Unsecured Bond — 8.375% – 05/2019 – 45072PAD4 8.4% Cash, Due 5/19	3,000,000	2,892,521	3,187,500
International Architectural Products, Inc.(7), (9) Metals & Mining	Senior Secured Loan — Term Loan 12.0% Cash, Due 5/15	247,636	228,563	1,000
Jones Stephens Corp.(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	1,214,195	1,214,195	1,214,195
Jones Stephens Corp.(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 7.0% Cash, Due 9/15	2,925,620	2,925,620	2,925,620
Key Safety Systems, Inc.(9), (11) Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 5/18	2,692,152	2,679,887	2,696,459
Kinetic Concepts, Inc.(9) Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,989,979	2,003,621	2,003,661
Kinetic Concepts, Inc.(9), (11) Healthcare, Education and Childcare	Senior Secured Loan — Dollar Term D-1 Loan 4.5% Cash, Due 5/18	1,994,979	2,012,272	2,008,695
Landslide Holdings, Inc. (Crimson Acquisition Corp.)(9), (11) High Tech Industries	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 8/19	3,482,500	3,492,130	3,483,893
LBREP/L-Suncal Master I LLC(7), (9) Construction & Building	Senior Secured Loan — Term Loan (First Lien) 7.5% Cash, Due 1/10	3,034,968	3,034,968	40,669
LTS Buyer LLC (Sidera Networks, Inc.)(9) Telecommunications	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, Due 4/20	3,980,000	3,974,154	4,003,024
MB Aerospace ACP Holdings III Corp.(9) Aerospace and Defense	Senior Secured Loan — Term Loan 6.0% Cash, Due 5/19	3,980,000	3,944,023	3,980,796
Medical Specialties Distributors, LLC(9), (11) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, Due 12/19	4,000,000	3,960,421	3,999,200
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.)(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term B Facility 4.3% Cash, Due 2/18	1,751,716	1,761,555	1,753,116
Nellson Nutraceutical, LLC(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.8% Cash, Due 8/18	1,995,000	1,981,056	1,995,000
Ozburn-Hessey Holding Company LLC(9), (11) Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, Due 5/19	3,548,085	3,536,235	3,549,504
PetCo Animal Supplies, Inc.(9), (11) Retail	Senior Secured Loan — New Loans 4.0% Cash, Due 11/17	1,979,592	1,987,274	1,992,746
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)(9) Healthcare & Pharmaceuticals	Senior Secured Loan — 2013 Term Loan 4.0% Cash, Due 12/18	3,517,594	3,529,732	3,546,526
Puerto Rico Cable Acquisition Company Inc.(9) Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	980,693	982,374	981,086
Puerto Rico Cable Acquisition Company Inc.(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 5.5% Cash, Due 7/18	2,942,080	2,928,491	2,943,257

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Sandy Creek Energy Associates, L.P.(9), (11) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, Due 11/20	$3,000,000	$2,985,253	$3,005,625
SGF Produce Holding Corp.(Frozsun, Inc.)(9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	2,213,423	2,193,867	2,213,645
SGF Produce Holding Corp.(Frozsun, Inc.)(9), (11) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.0% Cash, Due 3/19	3,475,281	3,454,967	3,475,629
Spin Holdco Inc.(9) Consumer goods: Durable	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	1,246,875	1,245,425	1,255,454
Spin Holdco Inc.(9), (11) Consumer goods: Durable	Senior Secured Loan — Initial Term Loan (First Lien) 4.3% Cash, Due 11/19	2,743,125	2,742,255	2,761,998
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(9), (11) Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, Due 6/19	2,985,000	2,957,663	2,985,896
Steinway Musical Instruments, Inc.(9) Hotel, Gaming & Leisure	Junior Secured Loan — Loan (Second Lien) 9.3% Cash, Due 9/20	1,000,000	990,403	1,001,900
Sun Products Corporation, The (fka Huish Detergents Inc.)(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, Due 3/20	3,970,000	3,941,540	3,780,433
TPF II LC, LLC (TPF II Rolling Hills, LLC)(9), (11) Utilities: Electric	Senior Secured Loan — Term Loan 6.5% Cash, Due 8/19	2,985,000	2,942,573	2,987,985
Trico Products Corporation(9) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	4,864,844	4,843,792	4,863,871
Trico Products Corporation(9), (11) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, Due 7/16	3,891,875	3,875,033	3,891,097
Trimaran Advisors, L.L.C.(9), (12) Portfolio Company Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000
TriZetto Group, Inc. (TZ Merger Sub, Inc.)(9), (11) High Tech Industries	Senior Secured Loan — Term Loan 4.8% Cash, Due 5/18	3,676,604	3,684,234	3,639,857
TRSO I, Inc.(9) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, Due 12/17	10,400,000	10,234,558	10,608,000
TUI University, LLC(9) Healthcare, Education and Childcare	Senior Secured Loan — Term Loan (First Lien) 7.3% Cash, Due 10/14	1,647,733	1,637,909	1,614,779
TWCC Holding Corp.(9) Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, Due 6/20	1,000,000	1,004,735	1,030,005
TWCC Holding Corp.(9), (11) Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, Due 2/17	1,965,101	1,980,166	1,975,379
Univar Inc.(9), (11) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, Due 6/17	2,924,675	2,921,597	2,906,601
Vertafore, Inc.(9), (11) High Tech Industries	Senior Secured Loan — Term Loan (2013) 4.3% Cash, Due 10/19	1,202,077	1,201,491	1,203,039
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)(9), (11) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, Due 12/18	2,977,500	2,939,085	2,978,095
Weiman Products, LLC(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, Due 11/18	1,000,000	990,219	990,000
Weiman Products, LLC(9), (11) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, Due 11/18	4,000,000	3,960,876	3,960,000
Wholesome Sweeteners, Inc.(9) Beverage, Food and Tobacco	Junior Secured Loan — Subordinated Note (Second Lien) 14.0% Cash, Due 10/17	6,648,596	6,614,827	6,715,082
WideOpenWest Finance, LLC(9) Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, Due 4/19	2,984,962	3,005,566	3,005,111

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
WireCo WorldGroup Inc.(9) Capital Equipment	Senior Unsecured Bond — 11.75% – 05/2017 11.8% Cash, Due 5/17	$5,000,000	$4,977,052	$5,121,000
WireCo WorldGroup Inc.(9), (11) Capital Equipment	Senior Unsecured Bond — 11.75% – 05/2017 11.8% Cash, Due 5/17	3,000,000	2,986,231	3,072,600
WTG Holdings III Corp.(9) Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 1/22	4,000,000	3,980,000	3,980,000
Total Investment in Debt Securities (107% of net asset value at fair value)		$276,978,279	$275,213,594	$266,830,427

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	207,988
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Class A Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Class B Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Class C Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Banking, Finance, Insurance & Real Estate	Common Stock 2013	0.8%	314,325	309,363
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (9) Media: Advertising, Printing & Publishing	Common	1.27%	359,765	692,710
Coastal Concrete Holding II, LLC(5), (9) Construction & Building	Class A Units	10.8%	8,625,626	1,000
eInstruction Acquisition, LLC(5), (9) Services: Consumer	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	1,735,604
Perseus Holding Corp.(5), (9) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Plumbing Holdings Corporation(5), (9) Consumer goods: Durable	Common	7.8%	—	1,581,481
Plumbing Holdings Corporation(5), (9) Consumer goods: Durable	Preferred	15.5%	3,725,390	4,152,689
TRSO II, Inc.(5), (9) Energy: Oil & Gas	Common Stock	5.4%	1,500,000	2,322,563
Total Investment in Equity Securities (4% of net asset value at fair value)			$18,755,684	$11,006,398

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred
Shares and Income Notes Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost (restated)	Fair Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities	22.2%	$2,880,785	$1,052,164
Katonah III, Ltd.(3), (10)	Preferred Shares	23.1%	1,143,132	325,000
Katonah V, Ltd.(3), (10)	Preferred Shares	26.7%	2,412,692	1,000
Katonah VII CLO Ltd.(3), (6)	Subordinated Securities	16.4%	4,707,192	1,478,978
Katonah VIII CLO Ltd(3), (6)	Subordinated Securities	10.3%	2,837,798	1,230,731
Katonah IX CLO Ltd(3), (6)	Preferred Shares	6.9%	1,390,003	829,739
Katonah X CLO Ltd (3), (6)	Subordinated Securities	33.3%	9,860,887	5,932,163
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares	100.0%	25,263,613	27,758,379
Trimaran CLO IV, Ltd.(3), (6)	Preferred Shares	19.0%	2,243,659	2,519,210
Trimaran CLO V, Ltd.(3), (6)	Subordinate Notes	20.8%	1,464,061	1,844,276
Trimaran CLO VI, Ltd.(3), (6)	Income Notes	16.2%	1,726,495	1,981,948
Trimaran CLO VII, Ltd.(3), (6)	Income Notes	10.5%	1,830,931	2,513,261
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes	24.9%	8,864,880	6,846,520
Catamaran CLO 2013-1 Ltd.(3), (6)	Subordinated Notes	23.5%	9,398,399	8,225,100
Dryden 30 Senior Loan Fund(3)	Subordinated Notes	7.5%	2,957,500	2,973,750
Total Investment in CLO Subordinated Securities, Preferred Shares and Income Notes			$78,982,027	$65,512,219

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value(2)
Katonah 2007-I CLO Ltd.(3), (6)	Floating – 04/2022 – B2L – 48602NAA8 Par Value of $10,500,000 100.0%, Due 4/22	100.0%	$1,300,937	$9,740,000
Catamaran CLO 2012-1 Ltd.(3), (6)	Float – 12/2023 – F – 14889CAE0 Par Value of $4,500,000 42.9%, Due 12/23	42.9%	3,843,397	4,200,001
Total Investment in CLO Rated-Note			$5,144,334	$13,940,001
Total Investment in CLO Fund Securities (32% of net asset value at fair value)			$84,126,361	$79,452,220

See accompanying notes to financial statements.

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost (restated)	Fair Value(2)
Asset Manager Affiliates(9)	Asset Management Company	100.0%	$66,178,784	$76,148,000
Total Investment in Asset Manager Affiliates (30% of net asset value at fair value)			$66,178,784	$76,148,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Amortized Cost	Fair Value(2)
JP Morgan Business Money Market Account(8), (9)	Money Market Account	0.15%	237,088	237,088
US Bank Money Market Account(9)	Money Market Account	0.30%	6,875,861	6,875,861
Total Investment in Time Deposit and Money Market Accounts (3% of net asset value at fair value)			$7,112,949	$7,112,949
Total Investments(4) (176% of net asset value at fair value)			$451,387,372	$440,549,994

(1)	A majority of the variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2013.
(2)	Reflects the fair market value of all investments as of December 31, 2013, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $463 million. The aggregate gross unrealized appreciation is approximately $16.1 million, the aggregate gross unrealized depreciation is approximately $38.1 million, and the net unrealized depreciation is approximately $22 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(7)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Money market account holding restricted cash and security deposits for employee benefit plans.
(9)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(10)	As of December 31, 2013, this CLO Fund Security was not providing a dividend distribution.
(11)	As of December 31, 2013, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligation.
(12)	Affiliated portfolio company.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS
($ per share)

	For the Years Ended December 31,
	2014	2013 (restated)(6)	2012 (restated)(6)	2011 (restated)(6)	2010 (restated)(6)
Per Share Data:
Net asset value, at beginning of period	$7.51	$7.85	$7.85	$8.21	$9.56
Net investment income(1)	0.59	0.62	0.65	0.45	0.28
Net realized losses from investment transactions(1)	(0.30)	(0.37)	(0.12)	(0.81)	(0.79)
Realized losses from extinguishments of debt(1)	(0.02)	(0.02)	—	—	—
Net change in unrealized gains from investments(1)	0.17	0.31	0.39	0.62	(0.29)
Net income	0.44	0.54	0.92	0.26	(0.80)
Net decrease in net assets resulting from distributions:
Distribution of ordinary income	(0.78)	(0.62)	(0.65)	(0.45)	(0.28)
Return of capital	(0.22)	(0.43)	(0.29)	(0.24)	(0.38)
Net decrease in net assets resulting from stockholder distributions	(1.00)	(1.05)	(0.94)	(0.69)	(0.66)
Net increase in net assets resulting from capital share transactions
Offering of common stock	0.02	0.14	—	—	—
Issuance of common stock under dividend reinvestment plan	—	0.02	0.02	0.04	0.07
Stock based compensation and other	(0.03)	0.01	—	0.03	0.04
Net increase (decrease) in net assets relating to stock-based transactions	(0.01)	0.17	0.02	0.07	0.11
Net asset value, end of period	$6.94	$7.51	$7.85	$7.85	$8.21
Total net asset value return(2)	5.7%	9.1%	11.9%	4.0%	(7.1)%
Ratio/Supplemental Data:
Per share market value at beginning of period	$8.07	$9.19	$6.31	$6.97	$4.56
Per share market value at end of period	$6.82	$8.07	$9.19	$6.31	$6.97
Total market return(3)	(3.1)%	(0.7)%	60.5%	0.4%	67.6%
Shares outstanding at end of period	36,775,127	33,332,123	26,470,408	22,992,211	22,767,130
Net assets at end of period	$255,316,701	$250,369,693	$207,875,659	$180,525,942	$186,925,667
Portfolio turnover rate(4)	45.8%	45.5%	39.2%	24.5%	3.4%
Average par debt outstanding	$196,622,077	$150,828,586	$80,758,743	$53,974,098	$154,952,070
Asset coverage ratio	211%	226%	305%	401%	315%
Ratio of net investment income to average net assets(5)	7.9%	7.8%	8.3%	5.2%	3.1%
Ratio of total expenses to average net assets(5)	8.2%	7.5%	7.2%	6.0%	8.5%
Ratio of interest expense to average net assets(5)	4.5%	3.9%	3.4%	2.3%	3.4%
Ratio of non-interest expenses to average net assets(5)	3.7%	3.6%	3.7%	3.7%	5.0%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
(3)	Total market return equals the change in the ending market price over the beginning of period price per share plus dividends, divided by the beginning price.
(4)	Not annualized. Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
(5)	Annualized.
(6)	Please refer to Note 2, Restatement, for additional information about restatements of prior period amounts.

See accompanying notes to financial statements.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2014, Katonah Debt Advisors and Trimaran Advisors are the Company’s only wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $3.0 billion of par value assets under management. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 and are managed independently from the Company by a separate portfolio management team.

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

On October 6, 2014, the Company completed a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses.

The Company has three principal areas of investment:

First, the Company originates, structures, and invests in senior secured term loans and mezzanine debt primarily in privately-held middle market companies (the “Debt Securities Portfolio”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies.

Second, the Company has invested in asset management companies (Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C., collectively the “Asset Manager Affiliates”) that manage collateralized loan obligation funds (“CLOs”).

Third, the Company invests in debt and subordinated securities issued by CLOs (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by our Asset Manager Affiliates, but from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLOs typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION  – (continued)

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

2. RESTATEMENT

Restatement of Financial Statements — The Company has restated its financial statements for the correction of a material error related to the accounting for distributions the Company has received from its Asset Manager Affiliates. Specifically, the entire amount of distributions from the Asset Manager Affiliates had been recorded as a component of net investment income, however, certain distributions contained tax-basis return of capital, which should have been recorded as adjustments to the cost basis of the Asset Manager Affiliates investment. As a result of this error, prior period financial statements for the years ended December 31, 2013 and 2012 have been restated. For the years ended December 31, 2013 and 2012, the Consolidated Statements of Operations were corrected as follows; Dividends from Asset Manager Affiliates was decreased by $7.0 million and $3.5 million, respectively, with a corresponding decrease in net unrealized loss in the same amount. The cumulative impact of these adjusting entries had no effect on net income and total shareholders’ equity in any period.

The Company’s financial statements for prior periods have also been corrected to record investment income on CLO equity investments based on the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). For the years ended December 31, 2013 and 2012, the statements of operations were corrected as follows: investment income from CLO Fund Securities managed by affiliates decreased by approximately $2.6 million and $6.6 million, respectively, with a corresponding decrease in unrealized loss on CLO Fund securities managed by affiliates in the same amount; and investment income from CLO Fund Securities managed by non-affiliates increased by approximately $500,000, and $2.8 million, respectively with a corresponding increase in unrealized gains on CLO Fund securities managed by non-affiliates.

For the years ended December 31, 2013, 2012, 2011, and 2010 the impact of both corrections on the Financial Highlights Net Investment Income per share and Net Change in Unrealized Depreciation on Investments were decreased by ($0.28), ($0.28), ($0.25) and ($0.25), respectively. As of December 31, 2013, Accumulated (excess distribution) undistributed Net Investment Income was decreased by $16.5 million, with a corresponding decrease in Net Unrealized Depreciation on Investments in the same amount.

The reclassifications of amounts between investment income and unrealized losses for both error corrections did not have any effect on net income, net asset value, net cash flows from operations, Earnings Per Share or Total Market Return for any periods presented.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT  – (continued)

The following tables reflect the impact of this restatement on selected line items in the Balance Sheet for 2013 and on the Statements of Operations for 2013 and 2012:

Impact of Restatement Adjustments on the December 31, 2013 Consolidated Balance Sheets

The following table presents the impact of the restatement adjustments on our Consolidated Balance Sheets as of December 31, 2013:

KCAP FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2013
	As published	Adjustments	As restated
ASSETS
Investments at fair value:
Money market accounts	$7,112,949	$—	$7,112,949
Debt securities	266,830,427	—	266,830,427
CLO Fund Securities managed by affiliates	75,100,306	—	75,100,306
CLO Fund Securities managed by non-affiliates	4,351,914	—	4,351,914
Equity securities	11,006,398	—	11,006,398
Asset Manager Affiliates	76,148,000	—	76,148,000
Total Investments at Fair Value	440,549,994	—	440,549,994
Cash	3,433,675	—	3,433,675
Restricted cash	4,078,939	—	4,078,939
Interest receivable	2,032,559	—	2,032,559
Accounts receivable	3,125,259	—	3,125,259
Due from affiliates	132	—	132
Other assets	5,951,831	—	5,951,831
Total Assets	$459,172,388	$—	$459,172,388
LIABILITIES
Convertible Notes	$49,008,000	$—	$49,008,000
7.375% Notes Due 2019	41,400,000	—	41,400,000
Notes issued by KCAP Senior Funding I, LLC	102,184,373	—	102,184,373
Payable for open trades	3,980,000	—	3,980,000
Accounts payable and accrued expenses	3,897,291	—	3,897,291
Dividend payable	8,333,031	—	8,333,031
Total Liabilities	208,802,695	—	208,802,695
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 33,332,123 common shares issued and outstanding at December 31, 2013	$333,472	—	$333,472
Capital in excess of par value	370,929,615	(25,188,740)	345,740,875
Accumulated (excess distribution) undistributed net investment income	(6,102,017)	(12,806,594)	(18,908,611)
Accumulated net realized losses	(68,662,689)	4,283,045	(64,379,644)
Net unrealized depreciation on investments	(46,128,688)	33,712,289	(12,416,399)
Total Stockholders' Equity	250,369,693	—	250,369,693
Total Liabilities and Stockholders' Equity	$459,172,388	$—	$459,172,388
Net Asset Value per Common Share	$7.51	$—	$7.51
AMORTIZED COST
CLO Fund Securities managed by affiliates	$88,979,585	$(14,247,333)	$74,732,252
CLO Fund Securities managed by non-affiliates	$12,717,365	$(3,323,256)	$9,394,109
Asset Manager Affiliates	$83,378,741	$(17,199,957)	$66,178,784

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT  – (continued)

Impact of Restatement Adjustments on the Years Ended December 31, 2013 and 2012 Consolidated Statement of Operations

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the years ended December 31, 2013 and 2012:

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013
	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$13,967,235	$—	$13,967,235
Interest from cash and time deposits	20,656	—	20,656
Investment income on CLO Fund Securities managed by affiliates	19,902,348	(2,555,578)	17,346,770
Investment income on CLO Fund Securities managed by non-affiliates	1,320,525	489,009	1,809,534
Dividends from Asset Manager Affiliates	12,750,000	(7,014,955)	5,735,045
Capital structuring service fees	305,376	—	305,376
Total investment income	48,266,140	(9,081,524)	39,184,616
Expenses:
Interest and amortization of debt issuance costs	10,116,271	—	10,116,271
Compensation	4,630,481	—	4,630,481
Professional fees	2,191,305	—	2,191,305
Insurance	552,568	—	552,568
Administrative and other	1,819,876	—	1,819,876
Total expenses	19,310,501	—	19,310,501
Net Investment Income	28,955,639	(9,081,524)	19,874,115
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(12,090,503)	—	(12,090,503)
Net change in unrealized appreciation (depreciation) on:
Debt securities	14,956,103	—	14,956,103
Equity securities	2,605,586	—	2,605,586
CLO Fund Securities managed by affiliates	(13,751,478)	2,555,577	(11,195,901)
CLO Fund Securities managed by non-affiliates	(1,604,352)	(489,008)	(2,093,360)
Asset Manager Affiliates investments	(1,311,212)	7,014,955	5,703,743
Total net unrealized gain from investment transactions	894,647	9,081,524	9,976,171
Net realized and unrealized appreciation (depreciation) on investments	(11,195,856)	9,081,524	(2,114,332)
Realized losses on extinguishments of debt	(536,811)	—	(536,811)
Net Increase In Stockholders’ Equity Resulting From Operations	$17,222,972	$—	$17,222,972
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.53	$—	$0.53
Diluted:	$0.53	$—	$0.53
Net Investment Income Per Common Share:
Basic:	$0.90	$(0.28)	$0.62
Diluted:	$0.86	$(0.24)	$0.62
Weighted Average Shares of Common Stock Outstanding – Basic	32,280,160	—	32,280,160
Weighted Average Shares of Common Stock Outstanding – Diluted	32,295,005	—	32,295,005

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012
	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$12,504,569	$—	$12,504,569
Interest from cash and time deposits	5,741	—	5,741
Investment income on CLO Fund Securities managed by affiliates	19,207,401	(6,603,591)	12,603,810
Investment income on CLO Fund Securities managed by non-affiliates	1,861,263	2,846,293	4,707,556
Dividends from Asset Manager Affiliates	4,700,000	(3,485,002)	1,214,998
Capital structuring service fees	304,882	—	304,882
Total investment income	38,583,856	(7,242,300)	31,341,556
Expenses:
Interest and amortization of debt issuance costs	6,976,018	—	6,976,018
Compensation	3,172,814	—	3,172,814
Professional fees	2,453,945	—	2,453,945
Insurance	546,989	—	546,989
Administrative and other	1,343,677	—	1,343,677
Total expenses	14,493,443	—	14,493,443
Net Investment Income	24,090,413	(7,242,300)	16,848,113
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(3,232,975)	—	(3,232,975)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(3,701,536)	—	(3,701,536)
Equity securities	163,843	—	163,843
CLO Fund Securities managed by affiliates	8,316,279	6,603,590	14,919,869
CLO Fund Securities managed by non-affiliates	2,884,983	(2,846,293)	38,690
Asset Manager Affiliates investments	(2,395,228)	3,485,003	1,089,775
Total net unrealized gain from investment transactions	5,268,341	7,242,300	12,510,641
Net realized and unrealized appreciation (depreciation) on investments	2,035,366	7,242,300	9,277,666
Net Increase In Stockholders’ Equity Resulting From Operations	$26,125,779	$—	$26,125,779
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$1.00	$—	$1.00
Diluted:	$0.95	$—	$0.95
Net Investment Income Per Common Share:
Basic:	$0.93	$(0.28)	$0.65
Diluted:	$0.89	$(0.24)	$0.64
Weighted Average Shares of Common Stock Outstanding – Basic	26,011,517	—	26,011,517
Weighted Average Shares of Common Stock Outstanding – Diluted	33,379,594	—	33,379,594

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT  – (continued)

The following table summarizes the effects of cumulative restatement adjustments by type of error, whether material or not, and the associated AICPA Return of Capital Statement of Position (“ROC SOP”) reclassifications, recorded to all periods prior to December 31, 2012 on previously reported components of Shareholders’ Equity:

	December 31, 2012
	As Reported	Effective Interest Method for CLO Equity	AMA Distributions	Associated ROC SOP Reclassifications		Restated
STOCKHOLDER'S EQUITY
Common stock, par value	$264,382	$—	$—	$		$264,382
Capital in excess of par value	310,566,503	—	—		(10,641,592)	299,924,911
Accumulated (excess distribution) undistributed net investment income	103,484	(14,445,763)	(10,185,002)		8,205,609	(16,321,672)
Accumulated net realized losses	(56,035,374)	—	—		2,435,983	(53,599,391)
Net unrealized depreciation on investments	(47,023,337)	14,445,763	10,185,002			(22,392,572)
Total Stockholders’ Equity	$207,875,658	$—	$—		$—	$207,875,658

In addition to the restatement of the 2013 and 2012 consolidated financial statements, the Company has also restated the following notes for the years ended December 31, 2013 and 2012, to reflect the error corrections noted above: Note 5 — “Investments”, Note 6 — “Asset Manager Affiliates”, Note 8 —  “Distributable Taxable Income” and Note 13 — “Selected Quarterly Data (Unaudited)”.

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries KCAP Funding, Kolhberg Capital Funding I LLC, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of KCAP Senior Funding I, LLC have received security interests in the assets owned by KCAP Senior Funding I, LLC and such assets are not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate.

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

The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate the financial statements of portfolio company

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

investments, this guidance impacts the required disclosures relating to the Asset Manager Affiliates, as it requires the Asset Manager Affiliates to consolidate the financial statements of managed CLO Funds. As a result of the consolidation of the financial statements of the CLOs into the financial statements of the Asset Manager Affiliates, the Asset Manager Affiliates qualify as a “significant subsidiary” under Rules 3-09 and 1-02 of Regulation S-X promulgated by the SEC and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the SEC. In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”) and Katonah X CLO Ltd. (“Katonah X CLO”) are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates, Katonah 2007-I CLO (pursuant to Rule 3-09), and Katonah X CLO (pursuant to Rule 4-08(g)), immediately follows these financial statements. This additional financial information regarding the Asset Manager Affiliates, Katonah 2007-1 CLO and Katonah X CLO does not directly impact the financial position or results of operations of the Company.

Stockholder distributions on the Statement of Changes in Net Assets reflect the estimated allocation, between net investment income and return of capital, of distributions made during the reporting period, excluding the distribution declared in a quarter with a record date occurring after the quarter-end. The tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the year ended December 31, 2014, the Company invested $236 million in portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 9 — Commitments and Contingencies. As of December 31, 2014, the Company holds loans it has made to 85 investee companies with aggregate principal amounts of $294 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 — Investments and Fair Value Measurements. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the year ended December 31, 2014, the Company did not make any such introductions or lead any syndicates.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to adopt ASU 2014-15 early, and we do not believe the standard will have a material impact on our financial statements.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for VIEs and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

value indications and given relatively less weight based on their relevancy. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Schedules of Investments.

Equity Securities.  The Company’s equity securities in portfolio companies for which there is no liquid public market are carried at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including EBITDA (earnings before interest, taxes, depreciation and amortization) and discounted cash flows from operations, less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority ownership positions. In the event market quotations are readily available for the Company’s equity securities in public companies those investments may be valued using the Market Approach. In cases where the Company receives warrants to purchase equity securities, a market standard Black-Scholes model is utilized.

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

Asset Manager Affiliates.  The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is primarily determined utilizing the Discounted Cash Flow approach which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation takes into consideration an analysis of comparable asset management companies and a percentage of assets under management. The Asset Manager Affiliates are classified as a Level III investment. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

CLO Fund Securities.  The Company typically makes a minority investment in the most junior class of securities of CLO Funds raised and managed by the Asset Manager Affiliates and may selectively invest in securities issued by funds managed by other asset management companies. The investments held by CLO Funds generally relate to non-investment grade credit instruments issued by corporations.

The Company’s investments in CLO Fund securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt pay-down and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company a Discounted Cash Flow approach, (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested, or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds a Market Approach. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund securities on a security-by-security basis.

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

Restricted Cash.  Restricted cash and cash equivalents (e.g. money market funds) consists of cash held for reinvestment, quarterly interest and principal distribution (if any) to holders of notes issued by KCAP Senior Funding I, LLC.

Time Deposits and Money Market Accounts.  Time deposits primarily represent investments of cash held in demand deposit accounts. Money market accounts primarily represent short term interest-bearing deposit accounts. Also includes restricted cash held under employee benefit plans.

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2014, 1 issuer representing less than 1% of the Company’s total investments at fair value was on a non-accrual status.

Distributions from Asset Manager Affiliates.  The Company records distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits of the distributing affiliate company are recognized on tax-basis return of capital.

Investment Income on CLO Fund Securities.  The Company generates investment income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

managed by other asset management companies. The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a stated interest rate of return based on a floating rate index, such as the London Interbank Offered Rate (“LIBOR”) on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period.

For non-junior class CLO Fund securities, such as the Company’s investment in the Class F Notes of the Catamaran 2012-1 CLO and Class E Notes of the Catamaran 2014-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

Distributions.  Distributions to common stockholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board of Directors each quarter and is generally based upon the distributable tax-basis taxable income estimated by management for the period and year.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company has adopted a dividend reinvestment plan that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the plan to receive cash in lieu of having their cash distributions automatically reinvested in additional shares of the Company’s common stock.

4. EARNINGS (LOSSES) PER SHARE

In accordance with the provisions of ASC 260: Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2014, 2013, and 2012:

	For the Years ended December 31,
	2014	2013	2012
Net increase in net assets resulting from operations	$15,033,594	$17,222,972	$26,125,779
Net increase in net assets allocated to unvested share awards	(201,239)	(101,076)	(236,579)
Interest on Convertible Notes	—	—	5,250,000
Amortization of Capitalized Costs on Convertible Notes	—	—	457,479
Net increase in net assets available to common stockholders	$14,832,355	$17,121,896	$31,596,679
Weighted average number of common shares outstanding for basic shares computation	34,248,346	32,280,160	26,011,517
Effect of dilutive securities – stock options	11,631	14,845	14,248
Effect of dilutive Convertible Notes	—	—	7,353,829
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	34,259,977	32,295,005	33,379,594
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.44	$0.53	$1.00
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.43	$0.53	$0.95

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

There were 50,000 options to purchase shares of common stock for the year ended December 31, 2014. For the year ended December 31, 2014, options to purchase 11,631 shares of common stock were included in the computation of diluted earnings per share. For the years ended December 31, 2013 and 2012, options to purchase 14,845 and 14,248 shares of common stock, respectively, were included in the computation of diluted earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to the

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS (LOSSES) PER SHARE  – (continued)

reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the years ended December 31, 2014 and 2013, the effects of the Convertible Notes are anti-dilutive.

The if-converted method of computing the dilutive effects on Convertible Notes assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of December 31, 2014 the current conversion rate of the Convertible Notes is approximately 132.7726 shares of our common stock per $1,000 principal amount of the conversion rate, equivalent to a conversion price of approximately $7.53 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding or, at its option, settle the conversion in cash.

5. INVESTMENTS (Restated)

The following table shows the Company’s portfolio by security type at December 31, 2014 and December 31, 2013, were as follows:

	December 31, 2014			December 31, 2013 (restated)
Security Type	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Money Market Accounts(2)	1,602,741	1,602,741	1	7,112,949	7,112,949	3
Senior Secured Loan	220,965,922	218,329,860	86	175,021,272	168,188,453	67
Junior Secured Loan	38,664,199	38,569,006	15	50,831,407	48,443,384	19
Senior Unsecured Loan	33,066,984	33,066,984	13	23,000,000	23,000,000	9
First Lien Bond	2,962,507	2,580,000	1	2,948,332	2,546,400	2
Senior Subordinated Bond	4,295,544	4,240,301	2	1,037,707	1,051,540	—
Senior Unsecured Bond	11,208,178	11,386,217	4	10,855,804	11,381,100	5
Senior Secured Bond	1,515,584	1,552,500	1	1,519,072	1,619,550	1
CLO Fund Securities(3)	90,889,190	77,514,902	30	84,126,361	79,452,220	32
Equity Securities	8,828,812	8,119,681	3	18,755,684	11,006,398	4
Preferred	10,206,016	10,418,302	4	10,000,000	10,600,000	4
Asset Manager Affiliates	60,292,677	72,326,000	28	66,178,784	76,148,000	30
Total	$484,498,354	$479,706,494	188%	$451,387,372	$440,549,994	176%

(1)	Calculated as a percentage of Net Asset Value.
(2)	Includes restricted cash held under employee benefit plans.
(3)	Cost refers to amortized cost.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (Restated)  – (continued)

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014			December 31, 2013 (restated)(2)
Industry Classification	Amortized Cost	Fair Value	%(1)	Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$10,059,487	$9,533,092	2%	$9,244,538	$8,100,895	2%
Asset Management Company	60,292,677	72,326,000	15	66,178,784	76,148,000	17
Portfolio Company Loan	23,000,000	23,000,000	5	23,000,000	23,000,000	5
Automotive	8,362,956	8,312,548	2	15,248,090	15,306,403	3
Banking, Finance, Insurance & Real Estate	7,660,721	7,639,365	2	7,859,620	8,011,964	2
Beverage, Food and Tobacco	17,974,974	17,883,421	4	33,758,684	34,026,889	8
Capital Equipment	9,486,407	10,351,329	2	11,450,641	11,792,925	3
Chemicals, Plastics and Rubber	6,348,226	6,210,253	1	2,921,597	2,906,601	1
CLO Fund Securities	90,889,190	77,514,902	16	84,126,361	79,452,220	18
Construction & Building	—	—	—	18,224,720	190,244	—
Consumer goods: Durable	13,876,482	13,301,207	3	7,713,071	9,751,622	2
Consumer goods: Non-durable	13,535,975	13,314,952	3	18,864,695	18,266,939	4
Containers, Packaging and Glass	2,992,443	2,946,734	1	—	—	—
Energy: Oil & Gas	13,866,208	13,289,753	3	11,734,558	12,930,563	3
Environmental Industries	12,942,593	12,911,017	3	6,937,663	6,965,896	2
Forest Products & Paper	5,917,051	5,942,523	1	—	—	—
Healthcare & Pharmaceuticals	66,186,412	65,720,782	13	24,146,383	24,061,764	5
Healthcare, Education and Childcare	—	—	—	6,908,414	7,199,856	2
High Tech Industries	14,457,495	14,419,110	3	17,989,624	17,989,034	4
Hotel, Gaming & Leisure	3,392,481	2,962,315	1	3,825,126	3,466,520	1
Media: Advertising, Printing & Publishing	11,318,815	11,396,027	2	12,797,615	13,035,590	3
Media: Broadcasting & Subscription	14,477,078	14,409,401	3	9,853,341	9,915,921	2
Metals & Mining	228,563	1,000	—	228,563	1,000	—
Retail	4,234,086	3,773,847	1	3,364,579	3,325,032	1
Services: Business	16,550,255	16,066,421	3	2,984,555	2,999,790	1
Services: Consumer	6,798,372	6,752,521	1	5,703,581	4,616,678	1
Telecommunications	22,030,434	21,865,864	5	17,251,743	17,337,835	4
Time Deposit and Money Market Accounts(3)	1,602,741	1,602,741	—	7,112,949	7,112,949	2
Transportation: Cargo	20,156,700	20,455,941	4	16,030,051	16,643,254	4
Utilities: Electric	5,859,532	5,803,428	1	5,927,826	5,993,610	1
Total	$484,498,354	$479,706,494	100%	$451,387,372	$440,549,994	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	In addition to the restated adjustments, certain prior year amounts have been reclassified to conform to the current year presentation.
(3)	Includes restricted cash held under employee benefit plans.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (Restated)  – (continued)

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

At December 31, 2014 and December 31, 2013, the total amount of non-qualifying assets was approximately 21% and 19% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 16% and 18% of the Company’s total assets, respectively (primarily the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% and 18% of its portfolio on such dates), respectively.

At December 31, 2014 and December 31, 2013, the Company’s ten largest portfolio companies represented approximately 38% and 42%, respectively, of the total fair value of its investments. The Company’s largest investment, the Asset Manager Affiliates, represented 15% and 17% of the total fair value of the Company’s investments at December 31, 2014 and December 31, 2013, respectively. Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 17% and 18% of the total fair value of the Company’s investments at December 31, 2014 and December 31, 2013, respectively.

Investments in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds managed by the Asset Manager Affiliates and may selectively invest in securities issued by CLO funds managed by other asset management companies. These securities also are entitled to recurring distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

In December 2012, the Company purchased $4.5 million par value of the class F Notes and $8.9 million par value of the Subordinated Notes of Catamaran 2012-1 CLO (“Catamaran 2012-1”) managed by Trimaran Advisors.

In June 2013, the Company purchased $9.0 million of the par value of the Subordinated Notes of Catamaran 2013-1 CLO (“Catamaran 2013-1”) managed by Trimaran Advisors.

In May and August 2014, the Company purchased $11.1 million and $9.9 million of the par value of the Subordinated Notes of Catamaran 2014-1 CLO (“Catamaran 2014-1”) and 2014-2 CLO (“Catamaran 2014-2”), respectively. Both are managed by Trimaran Advisors.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds and are paying all senior and subordinate management fees to the Asset Manager Affiliates. Additionally, five managed funds made incentive fee distributions to the Asset Manager Afilliates during the year ended December 31, 2014. With the exception of Katonah III, Ltd., all third-party managed CLO Funds are making distributions to the Company.

Fair Value Measurements

The Company follows the provisions of ASC 820: Fair Value, which among other matters requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (Restated)  – (continued)

value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 3. “Significant Accounting Policies — Investments”).

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (Restated)  – (continued)

sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

The following table summarizes the fair value of investments by the above ASC 820: Fair Value hierarchy levels as of December 31, 2014 and December 31, 2013, respectively:

	As of December 31, 2014
	Level I	Level II	Level III	Total
Money market accounts	$—	$1,602,741	$—	$1,602,741
Debt securities	—	149,124,827	171,018,343	320,143,170
CLO fund securities	—	—	77,514,902	77,514,902
Equity securities	—	—	8,119,681	8,119,681
Asset Manager Affiliates	—	—	72,326,000	72,326,000
Total	$—	$150,727,568	$328,978,926	$479,706,494

	As of December 31, 2013
	Level I	Level II	Level III	Total
Time deposits and money market accounts	$—	$7,112,949	$—	$7,112,949
Debt securities	—	68,733,053	198,097,374	266,830,427
CLO fund securities	—	—	79,452,220	79,452,220
Equity securities	—	—	11,006,398	11,006,398
Asset Manager Affiliates	—	—	76,148,000	76,148,000
Total	$—	$75,846,002	$364,703,992	$440,549,994

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

Values derived for the Asset Manager Affiliates using comparable public/private companies utilize market-observable data and specific, non-public and non-observable financial measures (such as assets under management, historical and prospective earnings) for the Asset Manager Affiliates. The Company recognizes that comparable asset managers may not be fully comparable to the Asset Manager Affiliates and typically identifies a range of performance measures and/or adjustments within the comparable population with which to determine value. Since any such ranges and adjustments are entity specific they are not considered market-observable data and thus require a Level III grouping. Illiquid investments that have values derived through the use of discounted cash flow models and residual enterprise value models are grouped as Level III assets.

The Company’s policy for determining transfers between levels is based solely on the previously defined three-level hierarchy for fair value measurement. Transfers between the levels of the fair value hierarchy are

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (Restated)  – (continued)

separately noted in the tables below and the reason for such transfer described in each table’s respective footnotes. Investments measured at fair value for which the Company has used unobservable inputs to determine fair value are as follows:

	Year Ended December 31, 2014
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Transfers out of Level III(1)	(38,990,152)	—	—	—	(38,990,152)
Transfers into Level III(2)	1,982,110	—	—	—	1,982,110
Net accretion of discount	198,600	(11,102,015)	—	—	(10,903,415)
Purchases	132,079,152	22,421,847	2,216,847	545,979	157,263,825
Sales/Paydowns/Return of Capital	(121,242,093)	(10,132,500)	(5,007,311)	(6,432,086)	(142,813,990)
Total realized gain included in earnings	(9,069,550)	5,575,498	(7,136,407)	—	(10,630,459)
Total unrealized gain (loss) included in earnings	7,962,902	(8,700,148)	7,040,153	2,064,107	8,367,014
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(1,448,794)	$(4,908,278)	$424,306	$2,064,107	$(3,868,659)

(1)	Transfers out of Level III represent a transfer of $38,990,152 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of Dec 31, 2014.
(2)	Transfers into Level III represent a transfer of $1,982,110 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of Dec 31, 2014.

	Year Ended December 31, 2013 (restated)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2012	$51,865,406	$83,257,507	$8,020,716	$77,242,000	$220,385,629
Transfers out of Level III(1)	(2,783,195)	—	—	—	(2,783,195)
Transfers into Level III(2)	34,070,557	—	—	—	34,070,557
Net accretion of discount	174,977	(1,850,126)	—	—	(1,675,149)
Purchases	192,112,854	11,957,500	3,813,838	217,212	208,101,404
Sales/Paydowns/Return of Capital	(70,461,486)	(623,403)	(2,882,107)	(7,014,955)	(80,981,951)
Total realized gain included in earnings	2,972,071	—	(551,636)	—	2,420,435
Total unrealized gain (loss) included in earnings	(9,853,810)	(13,289,258)	2,605,588	5,703,743	(14,833,737)
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(9,853,810)	$(13,289,258)	$2,605,588	$5,703,743	$(23,915,261)

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (Restated)  – (continued)

(1)	Transfers out of Level III represent a transfer of $2,783,195 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of Dec 31, 2013.
(2)	Transfers into Level III represent a transfer of $34,070,557 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of Dec 31, 2013.

As of December 31, 2014, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $150,727,568 as of December 31, 2014.

As of December 31, 2014, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 2,580,000	Enterprise Value	Average EBITDA Multiple/WAAC	7.9x
	$168,437,343	Income Approach	Implied Discount Rate	2.8% – 18.3% (9.0)%
	$ 1,000	Options Value	Qualitative Inputs(1)
Equity Securities	$ 8,116,681	Enterprise Value	Average EBITDA Multiple/WAAC	4.3x/10.4% – 12.6x/15.8% (8.1x/13.2)%
	$ 3,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	$ 68,753,402	Discounted Cash Flow	Discount Rate	11% – 12% (11.5)%
			Probability of Default	2.0% – 2.5% (2.3)%
			Loss Severity	25.0% – 25.9% (25.5)%
			Recovery Rate	74.1% – 75% (74.6)%
			Prepayment Rate	0% – 37.8% (31.1)%
	$ 8,761,500	Market Approach	Third Party Quote	88.5 (88.5)
Asset Manager Affiliate	$ 72,326,000	Discounted Cash Flow	Discount Rate	1.76 – 8.75 (6.65)
Total Level III Investments	$328,978,926

(1)	The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (Restated)  – (continued)

As of December 31, 2013, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 1,863,721	Enterprise Value	Average EBITDA Multiple/WAAC	9.22x/14.63%
	$161,619,660	Income Approach	Implied Discount Rate	2.2% – 15.3% (4.9)%
	$ 34,542,309	Market Approach	Third Party Quote	3 – 100
	$ 31,015	Options Value	Qualitative Inputs(1)
	$ 40,669	Recovery Approach	Qualitative Inputs(1)
Equity Securities	$ 11,002,398	Enterprise Value	Average EBITDA Multiple/WAAC	3.5x – 8.2x/9.35% – 4.5%
	$ 4,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	$ 47,466,849	Discounted Cash Flow	Discount Rate	7.5% – 11%
			Probability of Default	1% – 3%
			Loss Severity	20% – 30% (21)%
			Recovery Rate	70% – 80% (79)%
			Prepayment Rate	25%
	$ 31,985,371	Market Approach	Third Party Quote	77 – 93.4
Asset Manager Affiliates	$ 76,148,000	Discounted Cash Flow	Discount Rate	2.09% – 10.5% (7.08)%
Total Level III Investments	$364,703,993

(1)	The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

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

Significant unobservable input used in the fair value measurement of the Company’s CLO Fund securities include default rates, recovery rates, prepayment rates, spreads, and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterization of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. The Company evaluates the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented. Significant increases or decreases in probability of default and loss severity inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (Restated)  – (continued)

assumption used for the loss severity in an event of default. Significant increases or decreases in the discount rate in isolation would result in a significantly lower or higher fair value measurement.

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

6. ASSET MANAGER AFFILIATES (Restated)

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2014, the Asset Manager Affiliates had approximately $3.0 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $72 million.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components — a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, five managed funds made incentive fee distributions during the year ended December 31, 2014, although two of such CLO Funds have been called for redemption by their investors.

Any distributions from the Asset Manager Affiliates out of tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. For the years ended December 31, 2014, 2013, and 2012 the Asset Manager Affiliates declared cash distributions of $11.9 million, $12.8 million, and $4.7 million to the Company, respectively. The Company recognized $5.5 million, $5.7 million, and $1.2 million of Dividends from Asset Manager Affiliates in the Statement of Operations in 2014, 2013, and 2012, respectively. The difference, of $6.4 million, $7.0 million, and $3.5 million, respectively between cash distributions received and the tax-basis earnings and profits of the distributing affiliate are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. See Note 3, “Significant Accounting Policies” and Note 5, “Investments” for further information relating to the Company’s valuation methodology. For the year ended December 31, 2014 the fair value of the Asset Manager Affiliates decreased by approximately $3.8 million.

Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to the Asset Manager Affiliates which had previously not been required, as its provisions

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ASSET MANAGER AFFILIATES (Restated)  – (continued)

require the Asset Manager Affiliates to consolidate certain of their managed CLO Funds that were not previously consolidated. As a result of the consolidation of these CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring additional disclosures. In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO and Katonah X CLO are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO (pursuant to Rule 3-09) immediately follow these financial statements. The additional financial information regarding Katonah X CLO (pursuant to Rule 4-08(g)) for 2014 is set forth below, and the audited financial information for 2013 can be found immediately following these financial statements. This additional financial information regarding the Asset Manager Affiliates, Katonah 2007-1 CLO and Katonah X CLO does not directly impact the financial position or results of operations of the Company.

Katonah X CLO Ltd.

Summarized Balance Sheet Information

As of December 31, 2014
Total investments at fair value	$294,519,583
Cash	13,826,334
Total assets	309,087,239
CLO Debt at fair value(1)	301,099,336
Total liabilities	302,052,535
Total Net Assets	7,034,704

(1)	Includes subordinated securities of approximately $14.6 million

Katonah X CLO Ltd.

Summarized Statements of Operations Information

Year Ended December 31, 2014
Interest income from investments	$12,441,502
Total income	13,170,483
Interest expense	8,945,449
Total expenses	13,136,542
Net realized and unrealized losses	(10,998,445)
Decrease in net assets resulting from operations	(10,964,505)

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. For tax purposes, any tax-basis dividends paid by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such tax-basis dividends paid of the Asset Manager Affiliates’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of amortization and depreciation, and compensation related expenses, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ASSET MANAGER AFFILIATES (Restated)  – (continued)

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the code and resulted in tax goodwill of approximately $22.8 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period.

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

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At December 31, 2014, there was $23 million outstanding under the Trimaran Credit Facility, which is included in our Schedule of Investments. For the year ended December 31, 2014, the Company recognized interest income of approximately $2 million related to the Trimaran Credit Facility.

7. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2014	As of December 31, 2013
Convertible Notes due March 15, 2016	$38,647,000	$49,008,000
7.375% Notes due September 30, 2019	41,400,000	41,400,000
KCAP Senior Funding I Notes (net of discount: $3,065,627)	143,837,593	102,184,373
	$223,884,593	$192,592,373

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2014 were 4.43% and 7.23 years, respectively, and as of December 31, 2013 were 5.08% and 7.43 years, respectively.

Convertible Notes

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible notes due March 2016 (“Convertible Notes”). On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Notes for a total of $60 million in

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BORROWINGS  – (continued)

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

The Convertible Notes are convertible into shares of Company’s common stock. As of December 31, 2014 the conversion rate was 132.7726 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.53 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $419,000 remains to be amortized. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the year ended December 31, 2014 and 2013 total realized losses on extinguishment of debt was approximately $748,000 and $537,000, respectively. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

For the years ended the years ended December 31, 2014, 2013, and 2012, interest expense related to the Convertible Notes was $4.1 million, $4.6 million and $5.2 million, respectively.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BORROWINGS  – (continued)

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At December 31, 2014, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes.  The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $40.8 million at December 31, 2014. The fair value was determined based on an indicative closing price as of December 31, 2014. The Convertible Notes are categorized as Level III following ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for these Notes, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2014, the Company was in compliance with all of its debt covenants.

For the years ended December 31, 2014 and 2013 interest expense related to the 7.375% Notes Due 2019 was $3.1 million for both periods.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.1 million remains to be amortized.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $42 million for both periods. The fair value was determined based on the closing price on December 31, 2014 and 2013 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820: Fair Value.

KCAP Senior Funding I, LLC (Debt Securitization).

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

The secured notes (the “KCAP Senior Funding I Secured Notes”) were issued as Class A senior secured floating rate notes which have an initial face amount of $77,250,000, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B senior secured floating rate notes which have an initial face amount

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BORROWINGS  – (continued)

of $9,000,000, are rated AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus the 3.25%, Class C secured deferrable floating rate notes which have an initial face amount of $10,000,000, are rated A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D secured deferrable floating rate notes which have an initial face amount of $9,000,000, are rated BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “KCAP Senior Funding I Subordinated Notes”), which have an initial face amount of $34,750,000. The KCAP Senior Funding I Subordinated Notes do not bear interest and are not rated. Both the KCAP Senior Funding I Secured Notes and the KCAP Senior Funding I Subordinated Notes have a stated maturity on the payment date occurring in July, 2024, and are subject to a two year non-call period. The Issuer has a four year reinvestment period. The stated interest rate re-sets on a quarterly basis based upon the then-current level of the benchmark three-month LIBOR.

On December 8, 2014, the Company completed the sale of additional notes in a $56,000,000 increase to the collateralized loan obligation transaction that originally closed on June 18, 2013 (the “Original Closing Date”). The issuance of additional notes was proportional across all existing classes of notes issued on the Original Closing Date.

Each class of secured Additional Issuance Securities (all such classes, collectively, the “Additional Issuance Offered Securities”) was issued as a pari passu sub-class of an existing class of notes issued on the Original Closing Date. Accordingly, the ratings given by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. to each existing class of notes issued on the Original Closing Date will apply to each class of Additional Issuance Offered Securities that constitutes a related pari passu sub-class of such existing class of notes issued on the Original Closing Date.

The Additional Issuance Offered Securities were issued as Class A-2 senior secured floating rate notes which have an initial face amount of $30,900,000, have a rating of AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B-2 senior secured floating rate notes which have an initial face amount of $3,600,000, a rating of AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 3.25%, Class C-2 secured deferrable floating rate notes which have an initial face amount of $4,000,000, a rating of A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D-2 secured deferrable floating rate notes which have an initial face amount of $3,600,000, a rating of BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated Additional Issuance Securities of the Issuer (the “Additional Issuance Subordinated Notes”), which have an initial face amount of $13,900,000. The Additional Issuance Subordinated Notes do not bear interest and are not rated. The Additional Issuance Securities have a stated maturity date of July 20, 2024 and are subject to a non-call period until the payment date on the Additional Issuance Securities occurring in July 2015. The Issuer has a reinvestment period to and including the payment date on the Additional Issuance Securities occurring in July 2017, or such earlier date as is provided in the indenture relating to the Additional Issuance Securities. In connection with the Additional Issuance Offered Securities, the Company incurred issuance costs and OID costs of approximately $584,000 and $896,000, respectively, which is included in other assets on the accompanying balance sheet.

As part of this transaction, the Company entered into a master loan sale agreement with the Depositor and the Issuer under which the Company sold or contributed certain bank loans to the Depositor, and the Depositor sold such loans to the Issuer in exchange for a combination of cash and the issuance of the KCAP Senior Funding I Subordinated Notes to the Depositor.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BORROWINGS  – (continued)

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

The Company serves as collateral manager to the Issuer under a collateral management agreement, which contains customary representations, warranties and covenants. Under the collateral management agreement, the Company will perform certain investment management functions, including supervising and directing the investment and reinvestment of the Issuer’s assets, as well as perform certain administrative and advisory functions.

In addition, because each of the Issuer and the Depositor are consolidated subsidiaries, the Company did not recognize any gain or loss on the transfer of any of our portfolio assets to such vehicles in connection with the issuance and sale of the KCAP Senior Funding I Notes.

As of December 31, 2014, there were 72 investments in portfolio companies with a total fair value of approximately $194.8 million, collateralizing the secured notes of the Issuer. At December 31, 2014, there were unamortized issuance costs of approximately $3.8 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $3.5 million included in Notes issued by KCAP Senior Funding I, L.L.C. liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the year ended December 31, 2014, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $3.8 million consisting of stated interest expense of approximately $2.8 million, accreted discount of approximately $450,000, and deferred debt issuance costs of approximately $525,000. As of December 31, 2014 the stated interest charged under the securitization was based on current three month LIBOR, which was .26%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate(1)	LIBOR Spread (basis points)	Stated Interest Expense(1)
KCAP Senior Funding LLC Class A Notes	1.76%	150	$1,355,211
KCAP Senior Funding LLC Class B Notes	3.51%	325	317,139
KCAP Senior Funding LLC Class C Notes	4.51%	425	453,487
KCAP Senior Funding LLC Class D Notes	5.51%	525	499,139
Total			$2,624,976

(1)	Stated Interest Rate and Stated Interest Expense will vary based upon prevailing 3 month LIBOR as of the reset date.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BORROWINGS  – (continued)

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$108,150,000	$12,600,000	$14,000,000	$12,600,000
Moody's Rating (sf)	“Aaa”	“Aa2”	“A2”	“Baa2”
Standard & Poor's Rating (sf)	“AAA”	“AA”	“A”	“BBB”
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of December 31, 2014
	Principal Amount	Carrying Value	Fair Value
KCAP Senior Funding LLC Class A Notes	$108,150,000	$105,572,010	$105,446,250
KCAP Senior Funding LLC Class B Notes	12,600,000	12,299,652	12,514,320
KCAP Senior Funding LLC Class C Notes	14,000,000	13,666,280	13,966,400
KCAP Senior Funding LLC Class D Notes	12,600,000	12,299,652	12,285,000
Total	$147,350,000	$143,837,594	$144,211,970

Fair Value of KCAP Senior Funding-I L.L.C.  The Company carries the KCAP Senior Funding-I Notes at cost, net of unamortized discount of $3,512,407. The fair value of the KCAP Senior Funding-I, L.L.C. Notes was approximately $144 million at December 31, 2014. The fair values were determined based on third party indicative values. The KCAP Senior Funding I, L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

8. DISTRIBUTABLE TAXABLE INCOME (Restated)

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly dividends, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2014). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its tax-basis taxable income within the tax rules, and the Company anticipates that it will not incur a U.S. federal excise tax for the calendar year 2014.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DISTRIBUTABLE TAXABLE INCOME (Restated)  – (continued)

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at calendar years ended December 31, 2014 and 2013, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital distributions and non-deductible expenses, as follows:

	Year Ended December 31,
	2014	2013 (restated)
Capital in excess of par value	$(7,987,965)	$(14,547,148)
Accumulated (excess distribution) undistributed net investment income	$7,987,965	$12,700,085
Accumulated net realized losses	$—	$(1,847,063)

Total earnings and net asset value are not affected by the reclassifications.

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013 (restated)
Net increase in net assets resulting from operations	$15,033,594	$17,222,974
Net change in unrealized depreciation (appreciation) from investments	(6,045,517)	(9,976,173)
Excess capital losses over capital gains	11,132,492	11,859,868
Income not on GAAP books currently taxable	6,115,685	4,706,827
Expenses not on GAAP books currently deductible	—	(1,595,240)
Expenses not currently deductible	570,900	261,128
Taxable income before deductions for distributions	$26,807,154	$22,479,384
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.78	$0.70

Tax-basis taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in tax-basis taxable income until they are realized; (2) excess of capital gains over capital losses; (3) differences in accounting for CLO equity investments; (4) non-deductible expenses; (5) stock compensation and rent expenses that are not currently deductible for tax purposes; and (6) recognition of interest income on certain loans.

Distributions to shareholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The tax character of distributions is made on an annual (full calendar-year) basis, at the end of the year, and based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. The tax character of distributions paid during the years ended December 31, 2014, 2013, and 2012 was as follows:

	Year Ended December 31,
	2014	2013 (restated)	2012 (restated)
Distributions paid from:
Ordinary income	$26,807,154	$22,479,384	$20,001,629
Return of Capital	7,972,633	12,681,755	4,807,203
Total	$34,779,787	$35,161,139	$24,808,832

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DISTRIBUTABLE TAXABLE INCOME (Restated)  – (continued)

As of December 31, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2014	2013 (restated)
Capital loss carryforward	$(76,591,751)	$(65,459,260)
Other temporary differences	$(1,575,184)	$(1,019,617)
Net unrealized depreciation	$(29,295,943)	$(29,225,775)

At December 31, 2014, the Company had a net capital loss carryforward of $76.6 million to offset net capital gains, to the extent provided by federal tax law. Of the net capital loss carryforward, $32.0 million will begin to expire in the tax year ending December 31, 2015. Of the net capital loss carryforward, $44.5 million is not subject to expiration under the RIC Modernization Act of 2010. This amount is net of a $2.0 million tax-basis gain recognized from distributions received from Asset Manager Affiliates in excess of tax basis.

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

9. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2014 and December 31, 2013, the Company had no commitments. As of December 31, 2014 and December 31, 2013, the Company had no outstanding commitment to make investments in delayed draw senior secured loans.

10. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2014 and December 31, 2013, the Company issued 91,217 and 71,381 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2014, the Company issued 360,289 shares of restricted stock, 8,502 shares were forfeited, and 5,000 shares were vested. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS’ EQUITY  – (continued)

$9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses. The total number of shares of the Company’s common stock issued and outstanding as of December 31, 2014 was 36,775,127, and the total number of shares issued and outstanding as of December 31, 2013 was 33,332,123.

11. EQUITY INCENTIVE PLAN

The Company has an equity incentive plan, established in 2006 and as amended in 2008 and most recently in June 2014 (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide officers and prospective employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Vesting of restricted stock awarded under the 2008 amendment of the Equity Incentive Plan will occur in two equal installments of 50%, on each of the third and fourth anniversaries of the grant date; vesting of restricted stock under the 2014 amended Equity Incentive Plan will vest in four equal installments of 25%, on each of the first four anniversaries of the grant date.

Stock Options

On June 20, 2014, the Company’s Board of Directors approved the Amended and restated the Non-Employee Director Plan (the “Non-Employee Director Plan”), which was approved by shareholders on June 10, 2011. Accordingly, the annual grant of options to non-employee directors has been discontinued and replaced with an annual grant of shares of restricted stock as partial annual compensation for the services of the non-employee directors.

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2013 through December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2013	60,000	$7.24
Granted	—	$—
Exercised	(10,000)	$—
Forfeited	—	$—
Options outstanding at December 31, 2013	50,000	$7.72
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2014	50,000	$—	4.4	$77,600
Total vested at December 31, 2014	50,000	$7.72	4.4

(1)	Represents the difference between the market value of shares of the Company upon exercise of the options at December 31, 2014 and the cost for the option holders to exercise the options.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EQUITY INCENTIVE PLAN  – (continued)

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the years ended December 31, 2014, 2013 and 2012 the Company did not recognize non-cash compensation expense related to stock options. At December 31, 2014, the Company had no remaining compensation cost related to unvested stock-based awards.

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

On May 5, 2014, 5,000 shares of restricted stock were awarded to the Company’s Board of Directors.

On June 20, 2014, the Company’s Board of Directors approved the grant of 355,289 shares of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date.

During the year ended December 31, 2014, 5,000 shares of restricted stock vested and 8,502 shares of restricted stock were forfeited. As of December 31, 2014, after giving effect to these restricted stock awards, there were 619,785 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2013 through December 31, 2014 is as follows:

Non-Vested Restricted Shares
Non-vested shares outstanding at January 1, 2013	32,257
Granted	245,741
Vested	(5,000)
Non-vested shares outstanding at December 31, 2013	272,998
Granted	360,289
Vested	(5,000)
Forfeited	(8,502)
Non-Vested Outstanding at December 31, 2014	619,785

For the year ended December 31, 2014, non-cash compensation expense related to restricted stock was approximately $1.1 million; of this amount approximately $534,000 was expensed by the Company and approximately $589,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EQUITY INCENTIVE PLAN  – (continued)

ended December 31, 2013, non-cash compensation expense related to restricted stock was approximately $526,000; of this amount approximately $273,000 was expensed by the Company and approximately $253,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2012, non-cash compensation expense related to restricted stock was approximately $437,000; of this amount approximately $416,000 was expensed by the Company and approximately $21,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2014 and 2013, the Company had approximately $4.1 million and $1.1 million of total unrecognized compensation cost related to non-vested share-based awards, respectively. That cost is expected to be recognized over a weighted average period of 2.9 years.

12. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $38,000, $50,000 and $34,000 was expensed for the years ended December 31, 2014, 2013, and 2012, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $244,000, $180,000 and $139,000 was expensed during the years ended December 31, 2014, 2013, and 2012, respectively, related to the Profit-Sharing Plan.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)

KCAP FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	Q1 2014 (restated)	Q2 2014 (restated)	Q3 2014 (restated)	Q4 2014
ASSETS
Investments at fair value:
Money market accounts	$4,133,429	$5,610,941	$341,694	$1,602,741
Debt securities	264,791,172	256,023,078	264,813,932	320,143,170
CLO Fund Securities managed by affiliates	73,585,796	87,549,239	83,487,288	74,139,696
CLO Fund Securities managed by non-affiliates	4,161,728	4,181,659	3,894,965	3,375,206
Equity securities	8,212,286	8,758,971	11,140,167	8,119,681
Asset Manager Affiliates	74,075,000	75,302,000	78,737,000	72,326,000
Total Investments at Fair Value	428,959,411	437,425,888	442,415,046	479,706,494
Cash	3,277,748	2,310,589	3,935,484	1,220,798
Restricted cash	5,861,582	4,777,960	5,443,575	19,325,550
Interest receivable	2,192,261	2,040,077	2,108,845	1,748,821
Receivable for open trades	6,972,467	2,943,835	—	—
Accounts receivable	3,000,000	3,000,000	3,100,000	—
Due from affiliates	18	218,927	49,940	3,027,409
Other assets	6,172,882	5,853,972	5,632,707	5,417,725
Total Assets	$456,436,369	$458,571,248	$462,685,597	$510,446,797
LIABILITIES
Convertible Notes	$49,008,000	$49,008,000	$49,008,000	$38,647,000
7.375% Notes Due 2019	41,400,000	41,400,000	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC	102,293,250	102,402,861	102,513,211	143,837,593
Payable for open trades	7,960,000	3,940,000	8,262,000	18,293,725
Accounts payable and accrued expenses	1,672,509	3,306,332	2,444,312	2,274,150
Accrued interest payable	—	—	—	1,566,255
Due to affiliates	—	—	31,000	31,000
Dividend payable	—	—	—	9,080,373
Total Liabilities	202,333,759	200,057,193	203,658,523	255,130,096
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,775,127 and 33,332,123 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	333,557	337,252	337,537	367,751
Capital in excess of par value	345,996,582	346,451,281	347,066,899	362,411,830
Accumulated (excess distribution) undistributed net investment income	(14,405,770)	(18,109,748)	(20,931,601)	(25,579,865)
Accumulated net realized losses	(64,070,062)	(64,134,859)	(66,276,450)	(75,512,134)
Net unrealized depreciation on investments	(13,751,696)	(6,029,871)	(1,169,311)	(6,370,881)
Total Stockholders' Equity	254,102,611	258,514,055	259,027,074	255,316,701
Total Liabilities and Stockholders' Equity	$456,436,370	$458,571,248	$462,685,597	$510,446,797
Net Asset Value per Common Share	$7.62	$7.67	$7.67	$6.94

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

Impact of Restatement and Correction Adjustments on the Mach 31, 2014, June 30, 2014 and September 30, 2014 Consolidated Balance Sheets

The following table presents the impact of the restatement and correction adjustments on our Consolidated Balance Sheets as of Mach 31, 2014, June 30, 2014 and September 30, 2014:

KCAP FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2014			As of June 30, 2014
	As published	Adjustments	As Restated	As published	Adjustments	As Restated
ASSETS
Investments at fair value:
Money market accounts	$4,133,429	—	$4,133,429	$5,610,941	—	$5,610,941
Debt securities	264,791,172	—	264,791,172	256,023,078	—	256,023,078
CLO Fund Securities managed by affiliates	73,585,796	—	73,585,796	87,549,239	—	87,549,239
CLO Fund Securities managed by non-affiliates	4,161,728	—	4,161,728	4,181,659	—	4,181,659
Equity securities	8,212,286	—	8,212,286	8,758,971	—	8,758,971
Asset Manager Affiliates	74,075,000	—	74,075,000	75,302,000	—	75,302,000
Total Investments at Fair Value	428,959,411	—	428,959,411	437,425,888	—	437,425,888
Cash	3,277,748	—	3,277,748	2,310,589	—	2,310,589
Restricted cash	5,861,582	—	5,861,582	4,777,960	—	4,777,960
Interest receivable	2,192,261	—	2,192,261	2,040,077	—	2,040,077
Receivable for open trades	6,972,467	—	6,972,467	2,943,835	—	2,943,835
Accounts receivable	3,000,000	—	3,000,000	3,000,000	—	3,000,000
Due from affiliates	18	—	18	218,927	—	218,927
Other assets	6,172,882	—	6,172,882	5,853,972	—	5,853,972
Total Assets	$456,436,369	—	$456,436,369	$458,571,248	—	$458,571,248
LIABILITIES
Convertible Notes	$49,008,000	—	$49,008,000	$49,008,000	—	$49,008,000
7.375% Notes Due 2019	41,400,000	—	41,400,000	41,400,000	—	41,400,000
Notes issued by KCAP Senior Funding I, LLC	102,293,250	—	102,293,250	102,402,861	—	102,402,861
Payable for open trades	7,960,000	—	7,960,000	3,940,000	—	3,940,000
Accounts payable and accrued expenses	1,672,509	—	1,672,509	3,306,332	—	3,306,332
Total Liabilities	202,333,759	—	202,333,759	200,057,193	—	200,057,193
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,775,127 and 33,332,123 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	333,557	—	333,557	337,252	—	337,252
Capital in excess of par value	371,185,322	(25,188,740)	345,996,582	371,640,022	(25,188,741)	346,451,281
Accumulated (excess distribution) undistributed net investment income	1,792,376	(16,198,146)	(14,405,770)	1,530,282	(19,640,030)	(18,109,748)
Accumulated net realized losses	(68,353,108)	4,283,046	(64,070,062)	(68,417,904)	4,283,045	(64,134,859)
Net unrealized depreciation on investments	(50,855,536)	37,103,840	(13,751,696)	(46,575,597)	40,545,726	(6,029,871)
Total Stockholders' Equity	254,102,611	—	254,102,611	258,514,055	—	258,514,055
Total Liabilities and Stockholders' Equity	$456,436,370	—	$456,436,370	$458,571,248	—	$458,571,248
Net Asset Value per Common Share	$7.62	—	$7.62	$7.67	—	$7.67
AMORTIZED COST
CLO Fund Securities managed by affiliates	$88,345,107	$(15,590,836)	$72,754,271	$101,293,076	$(17,292,063)	$84,001,013
CLO Fund Securities managed by non-affiliates	$12,824,040	$(3,238,966)	$9,585,074	$12,455,827	$(3,385,148)	$9,070,679
Asset Manager Affiliates	$83,924,720	$(18,821,492)	$65,103,228	$83,924,720	$(20,443,026)	$63,481,694

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2014
	As published	Adjustments	As Restated
ASSETS
Investments at fair value:
Money market accounts	$341,694	—	$341,694
Debt securities	264,813,932	—	264,813,932
CLO Fund Securities managed by affiliates	83,487,288	—	83,487,288
CLO Fund Securities managed by non-affiliates	3,894,965	—	3,894,965
Equity securities	11,140,167	—	11,140,167
Asset Manager Affiliates	78,737,000	—	78,737,000
Total Investments at Fair Value	442,415,046	—	442,415,046
Cash	3,935,484	—	3,935,484
Restricted cash	5,443,575	—	5,443,575
Interest receivable	2,108,845	—	2,108,845
Accounts receivable	3,100,000	—	3,100,000
Due from affiliates	49,940	—	49,940
Other assets	5,632,707	—	5,632,707
Total Assets	$462,685,597	—	$462,685,597
LIABILITIES
Convertible Notes	$49,008,000	—	$49,008,000
7.375% Notes Due 2019	41,400,000	—	41,400,000
Notes issued by KCAP Senior Funding I, LLC	102,513,211	—	102,513,211
Payable for open trades	8,262,000	—	8,262,000
Accounts payable and accrued expenses	2,444,312	—	2,444,312
Due to affiliates	31,000	—	31,000
Total Liabilities	203,658,523	—	203,658,523
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,775,127 and 33,332,123 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	337,537	—	337,537
Capital in excess of par value	372,255,639	(25,188,740)	347,066,899
Accumulated (excess distribution) undistributed net investment income	1,550,569	(22,482,170)	(20,931,601)
Accumulated net realized losses	(70,559,495)	4,283,045	(66,276,450)
Net unrealized depreciation on investments	(44,557,176)	43,387,865	(1,169,311)
Total Stockholders' Equity	259,027,074	—	259,027,074
Total Liabilities and Stockholders' Equity	$462,685,597	—	$462,685,597
Net Asset Value per Common Share	$7.67	—	$7.67
AMORTIZED COST
CLO Fund Securities managed by affiliates	$110,317,772	$(18,826,538)	$91,491,234
CLO Fund Securities managed by non-affiliates	$9,135,310	$(2,538,518)	$6,596,792
Asset Manager Affiliates	$83,924,720	$(22,118,611)	$61,806,109

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Q1 2014 (restated)	Q2 2014 (restated)	Q3 2014 (restated)	Q4 2014
Investment Income:
Interest from investments in debt securities	$5,247,236	$5,173,514	$5,391,997	$5,573,685
Interest from cash and time deposits	786	724	831	1,111
Investment income on CLO Fund Securities managed by affiliates	2,822,378	2,816,749	3,374,704	3,353,750
Investment income on CLO Fund Securities managed by non-affiliates	319,414	279,261	230,529	216,021
Dividends from Asset Manager Affiliates	1,378,466	1,378,466	1,424,415	1,286,567
Capital structuring service fees	227,083	125,116	412,772	169,900
Total investment income	9,995,363	9,773,830	10,835,248	10,601,034
Expenses:
Interest and amortization of debt issuance costs	2,990,166	2,893,806	2,891,724	2,762,483
Compensation	1,262,437	1,227,651	1,431,825	1,029,832
Professional fees	671,210	545,913	566,320	831,036
Insurance	135,961	111,507	112,109	111,699
Administrative and other	468,283	399,315	315,769	325,861
Total expenses	5,528,057	5,178,192	5,317,747	5,060,911
Net Investment Income	4,467,306	4,595,638	5,517,501	5,540,123
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	309,581	(64,797)	(2,141,591)	(8,487,608)
Net change in unrealized appreciation (depreciation) on:
Debt securities	(603,315)	1,102,632	7,420,256	(2,278,170)
Equity securities	(327,661)	546,686	1,215,992	5,605,138
CLO Fund Securities managed by affiliates	933,828	2,650,352	(11,986,471)	(3,181,966)
CLO Fund Securities managed by non-affiliates	(340,705)	573,617	3,100,201	(449,004)
Asset Manager Affiliates investments	(997,444)	2,848,534	5,110,585	(4,897,568)
Total net unrealized gain from investment transactions	(1,335,297)	7,721,821	4,860,563	(5,201,570)
Net realized and unrealized appreciation (depreciation) on investments	(1,025,716)	7,657,024	2,718,972	(13,689,178)
Realized losses on extinguishments of debt	—	—	—	(748,076)
Net Increase In Stockholders’ Equity Resulting From Operations	$3,441,590	$12,252,662	$8,236,473	$(8,897,131)
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.10	$0.37	$0.24	$(0.24)
Diluted:	$0.10	$0.34	$0.23	$(0.24)
Net Investment Income Per Common Share:
Basic:	$0.13	$0.14	$0.16	$0.15
Diluted:	$0.13	$0.14	$0.16	$0.15
Weighted Average Shares of Common Stock Outstanding – Basic	33,337,967	33,405,189	33,746,159	36,475,119
Weighted Average Shares of Common Stock Outstanding – Diluted	33,349,916	39,723,264	40,125,660	36,485,702

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

Impact of Restatement and Correction Adjustments on the Mach 31, 2014, June 30, 2014 and September 30, 2014 Quarter-to-Date and Year-to-Date Consolidated Statement of Operations

The following table presents the impact of the restatement and correction adjustments on our quarter-to-date and year-to-date Consolidated Statement of Operations for the periods ending Mach 31, 2014, June 30, 2014 and September 30, 2014:

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2014
	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$5,247,236	—	$5,247,236
Interest from cash and time deposits	786	—	786
Investment income on CLO Fund Securities managed by affiliates	4,636,238	(1,813,860)	2,822,378
Investment income on CLO Fund Securities managed by non-affiliates	275,571	43,843	319,414
Dividends from Asset Manager Affiliates	3,000,000	(1,621,534)	1,378,466
Capital structuring service fees	227,083	—	227,083
Total investment income	13,386,914	(3,391,551)	9,995,363
Expenses:
Interest and amortization of debt issuance costs	2,990,166	—	2,990,166
Compensation	1,262,437	—	1,262,437
Professional fees	671,210	—	671,210
Insurance	135,961	—	135,961
Administrative and other	468,283	—	468,283
Total expenses	5,528,057	—	5,528,057
Net Investment Income	7,858,857	(3,391,551)	4,467,306
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	309,581	—	309,581
Net change in unrealized appreciation (depreciation) on:
Debt securities	(603,315)	—	(603,315)
Equity securities	(327,661)	—	(327,661)
CLO Fund Securities managed by affiliates	(880,032)	1,813,860	933,828
CLO Fund Securities managed by non-affiliates	(296,861)	(43,844)	(340,705)
Asset Manager Affiliates investments	(2,618,979)	1,621,535	(997,444)
Total net unrealized gain from investment transactions	(4,726,848)	3,391,551	(1,335,297)
Net realized and unrealized appreciation (depreciation) on investments	(4,417,267)	3,391,551	(1,025,716)
Net Increase In Stockholders’ Equity Resulting From Operations	$3,441,590	—	$3,441,590
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.10	$—	$0.10
Diluted:	$0.10	$—	$0.10
Net Investment Income Per Common Share:
Basic:	$0.24	$(0.11)	$0.13
Diluted:	$0.24	$(0.11)	$0.13
Weighted Average Shares of Common Stock Outstanding – Basic	33,337,967	—	33,337,967
Weighted Average Shares of Common Stock Outstanding – Diluted	33,349,916	—	33,349,916

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As published	Adjustments	Restated	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$5,173,514	—	$5,173,514	$10,420,750	—	$10,420,750
Interest from cash and time deposits	724	—	724	1,510	—	1,510
Investment income on CLO Fund Securities managed by affiliates	4,451,626	(1,634,877)	2,816,749	9,087,864	(3,448,737)	5,639,127
Investment income on CLO Fund Securities managed by non-affiliates	464,734	(185,473)	279,261	740,304	(141,630)	598,674
Dividends from Asset Manager Affiliates	3,000,000	(1,621,534)	1,378,466	6,000,000	(3,243,068)	2,756,932
Capital structuring service fees	125,116	—	125,116	352,199	—	352,199
Total investment income	13,215,714	(3,441,884)	9,773,830	26,602,627	(6,833,435)	19,769,192
Expenses:
Interest and amortization of debt issuance costs	2,893,806	—	2,893,806	5,883,972	—	5,883,972
Compensation	1,227,651	—	1,227,651	2,490,088	—	2,490,088
Professional fees	545,913	—	545,913	1,217,123	—	1,217,123
Insurance	111,507	—	111,507	247,467	—	247,467
Administrative and other	399,315	—	399,315	867,597	—	867,597
Total expenses	5,178,192	—	5,178,192	10,706,247	—	10,706,247
Net Investment Income	8,037,522	(3,441,884)	4,595,638	15,896,380	(6,833,435)	9,062,945
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(64,797)	—	(64,797)	244,785	—	244,785
Net change in unrealized appreciation (depreciation) on:
Debt securities	1,102,632	—	1,102,632	499,319	—	499,319
Equity securities	546,686	—	546,686	219,023	—	219,023
CLO Fund Securities managed by affiliates	1,015,474	1,634,878	2,650,352	135,445	3,448,738	3,584,183
CLO Fund Securities managed by non-affiliates	388,145	185,472	573,617	91,283	141,628	232,911
Asset Manager Affiliates investments	1,227,000	1,621,534	2,848,534	(1,391,979)	3,243,069	1,851,090
Total net unrealized gain from investment transactions	4,279,937	3,441,884	7,721,821	(446,909)	6,833,435	6,386,526
Net realized and unrealized appreciation (depreciation) on investments	4,215,140	3,441,884	7,657,024	(202,124)	6,833,435	6,631,311
Net Increase In Stockholders’ Equity Resulting From Operations	$12,252,662	—	$12,252,662	$15,694,256	—	$15,694,256
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.37	$—	$0.37	$0.47	$—	$0.47
Diluted:	$0.34	$—	$0.34	$0.45	$—	$0.45
Net Investment Income Per Common Share:
Basic:	$0.24	$(0.10)	$0.14	$0.48	$(0.21)	$0.27
Diluted:	$0.24	$(0.10)	$0.14	$0.46	$(0.19)	$0.27
Weighted Average Shares of Common Stock Outstanding – Basic	33,405,189	—	33,405,189	33,371,764	—	33,371,764
Weighted Average Shares of Common Stock Outstanding – Diluted	39,723,264	—	39,723,264	39,689,884	—	39,689,884

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As published	Adjustments	Restated	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$5,391,997	—	$5,391,997	$15,812,747	—	$15,812,747
Interest from cash and time deposits	831	—	831	2,341	—	2,341
Investment income on CLO Fund Securities managed by affiliates	4,474,881	(1,100,177)	3,374,704	13,562,745	(4,548,914)	9,013,831
Investment income on CLO Fund Securities managed by non-affiliates	296,908	(66,379)	230,529	1,037,212	(208,009)	829,203
Dividends from Asset Manager Affiliates	3,100,000	(1,675,585)	1,424,415	9,100,000	(4,918,653)	4,181,347
Capital structuring service fees	412,772	—	412,772	764,971	—	764,971
Total investment income	13,677,389	(2,842,141)	10,835,248	40,280,016	(9,675,576)	30,604,440
Expenses:
Interest and amortization of debt issuance costs	2,891,724	—	2,891,724	8,775,697	—	8,775,697
Compensation	1,431,825	—	1,431,825	3,921,913	—	3,921,913
Professional fees	566,320	—	566,320	1,783,443	—	1,783,443
Insurance	112,109	—	112,109	359,576	—	359,576
Administrative and other	315,769	—	315,769	1,183,367	—	1,183,367
Total expenses	5,317,747	—	5,317,747	16,023,996	—	16,023,996
Net Investment Income	8,359,642	(2,842,141)	5,517,501	24,256,020	(9,675,576)	14,580,444
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(2,141,591)	—	(2,141,591)	(1,896,806)	—	(1,896,806)
Net change in unrealized appreciation (depreciation) on:
Debt securities	7,420,256	—	7,420,256	7,919,575	—	7,919,575
Equity securities	1,215,992	—	1,215,992	1,435,014	—	1,435,014
CLO Fund Securities managed by affiliates	(13,086,650)	1,100,179	(11,986,471)	(12,951,204)	4,548,917	(8,402,287)
CLO Fund Securities managed by non-affiliates	3,033,824	66,377	3,100,201	3,125,106	208,005	3,333,111
Asset Manager Affiliates investments	3,435,000	1,675,585	5,110,585	2,043,021	4,918,654	6,961,675
Total net unrealized gain from investment transactions	2,018,422	2,842,141	4,860,563	1,571,512	9,675,576	11,247,088
Net realized and unrealized appreciation (depreciation) on investments	(123,169)	2,842,141	2,718,972	(325,294)	9,675,576	9,350,282
Net Increase In Stockholders’ Equity Resulting From Operations	$8,236,473	—	8,236,473	23,930,726	—	23,930,726
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.24	$—	$0.24	$0.71	$—	$0.71
Diluted:	$0.23	$—	$0.23	$0.68	$—	$0.68
Net Investment Income Per Common Share:
Basic:	$0.25	$(0.09)	$0.16	$0.72	$(0.28)	$0.44
Diluted:	$0.23	$(0.07)	$0.16	$0.69	$(0.26)	$0.43
Weighted Average Shares of Common Stock Outstanding – Basic	33,746,159	—	33,746,159	33,497,934	—	33,497,934
Weighted Average Shares of Common Stock Outstanding – Diluted	40,125,660	—	40,125,660	39,877,326	—	39,877,326

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	Q1 2013 (restated)	Q2 2013 (restated)	Q3 2013 (restated)	Q4 2013 (restated)
ASSETS
Investments at fair value:
Money market accounts	$38,887,925	$67,494,608	$9,055,634	$7,112,949
Debt securities	151,549,821	190,732,894	257,359,908	266,830,427
CLO Fund Securities managed by affiliates	75,076,683	79,700,585	77,707,198	75,100,306
CLO Fund Securities managed by non-affiliates	3,193,376	1,784,300	4,445,290	4,351,914
Equity securities	7,839,699	9,485,307	9,385,053	11,006,398
Asset Manager Affiliates	80,354,000	87,300,000	82,533,000	76,148,000
Total Investments at Fair Value	356,901,504	436,497,694	440,486,083	440,549,994
Cash	5,070,802	7,669,782	9,721,704	3,433,675
Restricted cash	—	78,985,473	5,999,041	4,078,939
Interest receivable	1,850,238	1,164,144	2,074,680	2,032,559
Receivable for open trades	487,851	3,515,052	—	—
Accounts receivable	3,226,672	3,302,142	3,325,054	—
Due from affiliates	—	—	—	3,125,259
Other assets	3,650,894	10,364,201	6,406,360	5,951,963
Total Assets	$371,187,961	$541,498,488	$468,012,922	$459,172,388
LIABILITIES
Convertible Notes	$60,000,000	$51,008,000	$49,008,000	$49,008,000
7.375% Notes Due 2019	41,400,000	41,400,000	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC	—	105,250,000	102,110,220	102,184,373
Payable for open trades	2,985,000	66,840,035	7,974,944	3,980,000
Accounts payable and accrued expenses	930,636	2,692,613	2,437,029	2,268,592
Accrued interest payable	—	—	—	1,628,699
Dividend payable	—	—	—	8,333,031
Total Liabilities	105,315,636	267,190,648	202,930,193	208,802,695
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,775,127 and 33,332,123 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	319,043	330,207	331,955	333,472
Capital in excess of par value	350,657,961	359,800,281	359,950,031	345,740,875
Accumulated (excess distribution) undistributed net investment income	(11,649,500)	(15,918,270)	(20,183,955)	(18,908,612)
Accumulated net realized losses	(53,682,328)	(55,244,857)	(65,965,800)	(64,379,643)
Net unrealized depreciation on investments	(19,772,851)	(14,659,521)	(9,049,502)	(12,416,399)
Total Stockholders' Equity	$265,872,325	$274,307,840	$265,082,729	$250,369,693
Total Liabilities and Stockholders' Equity	$371,187,961	$541,498,488	$468,012,922	$459,172,388
Net Asset Value Per Common Share	$8.33	$8.24	$7.96	$7.51

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

Impact of Restatement and Correction Adjustments on the Mach 31, 2013, June 30, 2013 and September 30, 2013 Consolidated Balance Sheets

The following table presents the impact of the restatement and correction adjustments on our Consolidated Balance Sheets as of Mach 31, 2013, June 30, 2013 and September 30, 2013:

KCAP FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

	As of March 31, 2013			As of June 30, 2013
	As published	Adjustments	As restated	As published	Adjustments	As restated
ASSETS
Investments at fair value:
Money market accounts	$38,887,925	—	$38,887,925	$67,494,608	—	$67,494,608
Debt securities	151,549,821	—	151,549,821	190,732,894	—	190,732,894
CLO Fund Securities managed by affiliates	75,076,683	—	75,076,683	79,700,585	—	79,700,585
CLO Fund Securities managed by non-affiliates	3,193,376	—	3,193,376	1,784,300	—	1,784,300
Equity securities	7,839,699	—	7,839,699	9,485,307	—	9,485,307
Asset Manager Affiliates	80,354,000	—	80,354,000	87,300,000	—	87,300,000
Total Investments at Fair Value	356,901,504	—	356,901,504	436,497,694	—	436,497,694
Cash	5,070,802	—	5,070,802	7,669,782	—	7,669,782
Restricted cash	—	—	—	78,985,473	—	78,985,473
Interest receivable	1,850,238	—	1,850,238	1,164,144	—	1,164,144
Receivable for open trades	487,851	—	487,851	3,515,052	—	3,515,052
Accounts receivable	3,226,672	—	3,226,672	3,302,142	—	3,302,142
Other assets	3,650,894	—	3,650,894	10,364,201	—	10,364,201
Total Assets	$371,187,961	—	$371,187,961	$541,498,488	—	$541,498,488
LIABILITIES
Convertible Notes	$60,000,000	—	$60,000,000	$51,008,000	—	$51,008,000
7.375% Notes Due 2019	41,400,000	—	41,400,000	41,400,000	—	41,400,000
Notes issued by KCAP Senior Funding I, LLC	—	—	—	105,250,000	—	105,250,000
Payable for open trades	2,985,000	—	2,985,000	66,840,035	—	66,840,035
Accounts payable and accrued expenses	930,636	—	930,636	2,692,613	—	2,692,613
Total Liabilities	105,315,636	—	105,315,636	267,190,648	—	267,190,648
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,775,127 and 33,332,123 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	319,043	—	319,043	330,207	—	330,207
Capital in excess of par value	361,299,553	(10,641,592)	350,657,961	370,441,874	(10,641,593)	359,800,281
Accumulated (excess distribution) undistributed net investment income	7,045,514	(18,695,014)	(11,649,500)	4,380,234	(20,298,504)	(15,918,270)
Accumulated net realized losses	(56,118,312)	2,435,984	(53,682,328)	(57,680,841)	2,435,984	(55,244,857)
Net unrealized depreciation on investments	(46,673,473)	26,900,622	(19,772,851)	(43,163,634)	28,504,113	(14,659,521)
Total Stockholders' Equity	$265,872,325	—	$265,872,325	$274,307,840	—	274,307,840
Total Liabilities and Stockholders' Equity	$371,187,961	—	$371,187,961	$541,498,488	—	541,498,488
Net Asset Value Per Common Share	$8.33	—	$8.33	$8.24	—	$8.24
AMORTIZED COST
CLO Fund Securities managed by affiliates	$79,783,663	$(12,754,767)	$67,028,896	$88,175,787	$(21,778,896)	$66,396,891
CLO Fund Securities managed by non-affiliates	$10,321,884	$(3,805,638)	$6,516,246	$9,733,633	$(3,537,592)	$6,196,041
Asset Manager Affiliates	$83,198,191	$(11,835,580)	$71,362,611	$83,234,131	$(13,651,215)	$69,582,916

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2013
	As published	Adjustments	As restated
ASSETS
Investments at fair value:
Money market accounts	$9,055,634	—	$9,055,634
Debt securities	257,359,908	—	257,359,908
CLO Fund Securities managed by affiliates	77,707,198	—	77,707,198
CLO Fund Securities managed by non-affiliates	4,445,290	—	4,445,290
Equity securities	9,385,053	—	9,385,053
Asset Manager Affiliates	82,533,000	—	82,533,000
Total Investments at Fair Value	440,486,083	—	440,486,083
Cash	9,721,704	—	9,721,704
Restricted cash	5,999,041	—	5,999,041
Interest receivable	2,074,680	—	2,074,680
Accounts receivable	3,325,054	—	3,325,054
Other assets	6,406,360	—	6,406,360
Total Assets	$468,012,922	—	$468,012,922
LIABILITIES
Convertible Notes	$49,008,000	—	49,008,000
7.375% Notes Due 2019	41,400,000	—	41,400,000
Notes issued by KCAP Senior Funding I, LLC	102,110,220	—	102,110,220
Payable for open trades	7,974,944	—	7,974,944
Accounts payable and accrued expenses	2,437,029	—	2,437,029
Total Liabilities	202,930,193	—	202,930,193
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,775,127 and 33,332,123 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	331,955	—	331,955
Capital in excess of par value	370,591,623	(10,641,592)	359,950,031
Accumulated (excess distribution) undistributed net investment income	2,667,111	(22,851,066)	(20,183,955)
Accumulated net realized losses	(68,401,784)	2,435,984	(65,965,800)
Net unrealized depreciation on investments	(40,106,176)	31,056,674	(9,049,502)
Total Stockholders' Equity	$265,082,729	—	$265,082,729
Total Liabilities and Stockholders' Equity	$468,012,922	—	$468,012,922
Net Asset Value Per Common Share	$7.96	—	$7.96
AMORTIZED COST
CLO Fund Securities managed by affiliates	$88,711,898	$(13,548,804)	$75,163,094
CLO Fund Securities managed by non-affiliates	$12,634,461	$(6,342,954)	$6,291,507
Asset Manager Affiliates	$83,273,236	$(15,480,605)	$67,792,631

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Q1 2013 (restated)	Q2 2013 (restated)	Q3 2013 (restated)	Q4 2013 (restated)
Investment Income:
Interest from investments in debt securities	$2,478,018	$2,997,246	$3,716,675	$4,775,296
Interest from cash and time deposits	4,712	3,026	12,183	735
Investment income on CLO Fund Securities managed by affiliates	4,662,999	4,577,903	4,299,234	3,806,634
Investment income on CLO Fund Securities managed by non-affiliates	622,247	515,563	368,583	303,141
Dividends from Asset Manager Affiliates	1,349,422	1,484,365	1,495,610	1,405,648
Capital structuring service fees	6,573	52,753	200,185	45,865
Total investment income	9,123,971	9,630,856	10,092,470	10,337,319
Expenses:
Interest and amortization of debt issuance costs	2,260,246	2,250,063	2,902,486	2,703,476
Compensation	909,713	1,110,409	1,205,864	1,404,495
Professional fees	642,328	652,644	391,735	504,598
Insurance	128,717	126,632	140,647	156,572
Administrative and other	506,471	513,085	433,594	366,726
Total expenses	4,447,475	4,652,833	5,074,326	5,135,867
Net Investment Income	4,676,496	4,978,023	5,018,144	5,201,452
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(82,937)	(1,562,529)	(10,387,242)	(57,795)
Net change in unrealized appreciation (depreciation) on:
Debt securities	2,286,526	124,466	10,547,127	1,997,984
Equity securities	(65,437)	1,064,379	85,773	1,520,871
CLO Fund Securities managed by affiliates	(3,761,503)	(3,788,610)	(1,719,316)	(1,926,472)
CLO Fund Securities managed by non-affiliates	(565,780)	(1,012,599)	(326,849)	(188,132)
Asset Manager Affiliates investments	4,725,916	8,725,695	(2,976,715)	(4,771,153)
Total net unrealized gain from investment transactions	2,619,722	5,113,331	5,610,020	(3,366,902)
Net realized and unrealized appreciation (depreciation) on investments	2,536,785	3,550,802	(4,777,222)	(3,424,697)
Realized losses on extinguishments of debt	—	—	(333,701)	(203,110)
Net Increase In Stockholders’ Equity Resulting From Operations	$7,213,281	$8,528,825	$(92,779)	$1,573,645
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.25	$0.26	$—	$0.05
Diluted:	$0.24	$0.25	$—	$0.05
Net Investment Income Per Common Share:
Basic:	$0.16	$0.15	$0.15	$0.15
Diluted:	$0.16	$0.15	$0.15	$0.15
Weighted Average Shares of Common Stock Outstanding – Basic	29,266,186	33,040,155	33,312,328	33,599,842
Weighted Average Shares of Common Stock Outstanding – Diluted	36,635,703	39,372,311	33,326,934	33,612,288

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

Impact of Restatement and Correction Adjustments on the Mach 31, 2013, June 30, 2013 and September 30, 2013 Quarter-to-Date and Year-to-Date Consolidated Statement of Operations

The following table presents the impact of the restatement and correction adjustments on our quarter-to-date and year-to-date Consolidated Statement of Operations for the periods ending Mach 31, 2013, June 30, 2013 and September 30, 2013:

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2013
	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$2,478,018	—	$2,478,018
Interest from cash and time deposits	4,712	—	4,712
Investment income on CLO Fund Securities managed by affiliates	5,480,653	(817,654)	4,662,999
Investment income on CLO Fund Securities managed by non-affiliates	423,875	198,372	622,247
Dividends from Asset Manager Affiliates	3,000,000	(1,650,578)	1,349,422
Capital structuring service fees	6,573	—	6,573
Total investment income	11,393,831	(2,269,860)	9,123,971
Expenses:
Interest and amortization of debt issuance costs	2,260,246	—	2,260,246
Compensation	909,713	—	909,713
Professional fees	642,328	—	642,328
Insurance	128,717	—	128,717
Administrative and other	506,471	—	506,471
Total expenses	4,447,475	—	4,447,475
Net Investment Income	6,946,356	(2,269,860)	4,676,496
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(82,937)	—	(82,937)
Net change in unrealized appreciation (depreciation) on:
Debt securities	2,286,526	—	2,286,526
Equity securities	(65,437)	—	(65,437)
CLO Fund Securities managed by affiliates	(4,579,158)	817,655	(3,761,503)
CLO Fund Securities managed by non-affiliates	(367,408)	(198,372)	(565,780)
Asset Manager Affiliates investments	3,075,339	1,650,577	4,725,916
Total net unrealized gain from investment transactions	349,862	2,269,860	2,619,722
Net realized and unrealized appreciation (depreciation) on investments	266,925	2,269,860	2,536,785
Net Increase In Stockholders’ Equity Resulting From Operations	$7,213,281	—	$7,213,281
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.25	$—	$0.25
Diluted:	$0.24	$—	$0.24
Net Investment Income Per Common Share:
Basic:	$0.24	$(0.08)	$0.16
Diluted:	$0.23	$(0.07)	$0.16
Weighted Average Shares of Common Stock Outstanding – Basic	29,266,186	—	29,266,186
Weighted Average Shares of Common Stock Outstanding – Diluted	36,635,703	—	36,635,703

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As published	Adjustments	Restated	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$2,997,246	—	$2,997,246	$5,475,265	—	$5,475,265
Interest from cash and time deposits	3,026	—	3,026	7,738	—	7,738
Investment income on CLO Fund Securities managed by affiliates	4,557,531	20,372	4,577,903	10,038,183	(797,282)	9,240,901
Investment income on CLO Fund Securities managed by non-affiliates	323,790	191,773	515,563	747,664	390,145	1,137,809
Dividends from Asset Manager Affiliates	3,300,000	(1,815,635)	1,484,365	6,300,000	(3,466,213)	2,833,787
Capital structuring service fees	52,753	—	52,753	59,326	—	59,326
Total investment income	11,234,346	(1,603,490)	9,630,856	22,628,176	(3,873,350)	18,754,826
Expenses:
Interest and amortization of debt issuance costs	2,250,063	—	2,250,063	4,510,309	—	4,510,309
Compensation	1,110,409	—	1,110,409	2,020,122	—	2,020,122
Professional fees	652,644	—	652,644	1,294,971	—	1,294,971
Insurance	126,632	—	126,632	255,348	—	255,348
Administrative and other	513,085	—	513,085	1,019,556	—	1,019,556
Total expenses	4,652,833	—	4,652,833	9,100,306	—	9,100,306
Net Investment Income	6,581,513	(1,603,490)	4,978,023	13,527,870	(3,873,350)	9,654,520
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(1,562,529)	—	(1,562,529)	(1,645,466)	—	(1,645,466)
Net change in unrealized appreciation (depreciation) on:
Debt securities	124,466	—	124,466	2,410,992	—	2,410,992
Equity securities	1,064,379	—	1,064,379	998,942	—	998,942
CLO Fund Securities managed by affiliates	(3,768,238)	(20,372)	(3,788,610)	(8,347,397)	797,283	(7,550,114)
CLO Fund Securities managed by non-affiliates	(820,826)	(191,773)	(1,012,599)	(1,188,235)	(390,145)	(1,578,380)
Asset Manager Affiliates investments	6,910,060	1,815,635	8,725,695	9,985,399	3,466,212	13,451,611
Total net unrealized gain from investment transactions	3,509,841	1,603,490	5,113,331	3,859,701	3,873,350	7,733,051
Net realized and unrealized appreciation (depreciation) on investments	1,947,312	1,603,490	3,550,802	2,214,235	3,873,350	6,087,585
Net Increase In Stockholders’ Equity Resulting From Operations	$8,528,825	—	$8,528,825	$15,742,105	—	$15,742,105
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.26	—	$0.26	$0.51	$—	$0.51
Diluted:	$0.25	—	$0.25	$0.48	$—	$0.48
Net Investment Income Per Common Share:
Basic:	$0.20	(0.05)	$0.15	$0.43	$(0.12)	$0.31
Diluted:	$0.20	(0.05)	$0.15	$0.42	$(0.11)	$0.31
Weighted Average Shares of Common Stock Outstanding – Basic	33,040,155	—	33,040,155	31,163,596	—	31,163,596
Weighted Average Shares of Common Stock Outstanding – Diluted	39,372,311	—	39,372,311	37,495,139	—	37,495,139

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY DATA (Unaudited) (Restated)  – (continued)

KCAP FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As published	Adjustments	Restated	As published	Adjustments	Restated
Investment Income:
Interest from investments in debt securities	$3,716,675	—	$3,716,675	$9,191,940	—	$9,191,940
Interest from cash and time deposits	12,183	—	12,183	19,920	—	19,920
Investment income on CLO Fund Securities managed by affiliates	5,109,417	(810,183)	4,299,234	15,147,600	(1,607,465)	13,540,135
Investment income on CLO Fund Securities managed by non-affiliates	281,571	87,012	368,583	1,029,236	477,157	1,506,393
Dividends from Asset Manager Affiliates	3,325,000	(1,829,390)	1,495,610	9,625,000	(5,295,603)	4,329,397
Capital structuring service fees	200,185	—	200,185	259,512	—	259,512
Total investment income	12,645,031	(2,552,561)	10,092,470	35,273,208	(6,425,911)	28,847,297
Expenses:
Interest and amortization of debt issuance costs	2,902,486	—	2,902,486	7,412,795	—	7,412,795
Compensation	1,205,864	—	1,205,864	3,225,986	—	3,225,986
Professional fees	391,735	—	391,735	1,686,707	—	1,686,707
Insurance	140,647	—	140,647	395,995	—	395,995
Administrative and other	433,594	—	433,594	1,453,150	—	1,453,150
Total expenses	5,074,326	—	5,074,326	14,174,633	—	14,174,633
Net Investment Income	7,570,705	(2,552,561)	5,018,144	21,098,575	(6,425,911)	14,672,664
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(10,387,242)	—	(10,387,242)	(12,032,708)	—	(12,032,708)
Net change in unrealized appreciation (depreciation) on:
Debt securities	10,547,127	—	10,547,127	12,958,119	—	12,958,119
Equity securities	85,773	—	85,773	1,084,715	—	1,084,715
CLO Fund Securities managed by affiliates	(2,529,499)	810,183	(1,719,316)	(10,876,896)	1,607,466	(9,269,430)
CLO Fund Securities managed by non-affiliates	(239,837)	(87,012)	(326,849)	(1,428,072)	(477,157)	(1,905,229)
Asset Manager Affiliates investments	(4,806,105)	1,829,390	(2,976,715)	5,179,293	5,295,602	10,474,895
Total net unrealized gain from investment transactions	3,057,459	2,552,561	5,610,020	6,917,159	6,425,911	13,343,070
Net realized and unrealized appreciation (depreciation) on investments	(7,329,783)	2,552,561	(4,777,222)	(5,115,549)	6,425,911	1,310,362
Realized losses on extinguishments of debt	(333,701)	—	(333,701)	(333,701)	—	(333,701)
Net Increase In Stockholders’ Equity Resulting From Operations	$(92,779)	—	$(92,779)	$15,649,325	—	$15,649,325
Net Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$—	$—	$—	$0.49	$—	$0.49
Diluted:	$—	$—	$—	$0.49	$—	$0.49
Net Investment Income Per Common Share:
Basic:	$0.23	$(0.08)	$0.15	$0.66	$(0.20)	$0.46
Diluted:	$0.22	$(0.07)	$0.15	$0.65	$(0.19)	$0.46
Weighted Average Shares of Common Stock Outstanding – Basic	33,312,328	—	33,312,328	31,887,711	—	31,887,711
Weighted Average Shares of Common Stock Outstanding – Diluted	33,326,934	—	33,326,934	31,903,230	—	31,903,230

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

INDEX TO OTHER FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ASSET MANAGER AFFILIATES

Report of Independent Certified Public Accountants	S-2
Combined Balance Sheets as of December 31, 2014 and December 31, 2013	S-4
Combined Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	S-5
Combined Statements of Changes in Member’s Equity for the years ended December 31, 2014, December 31, 2013, and December 31, 2012	S-6
Combined Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, and December 31, 2012	S-7
Notes to Combined Financial Statements	S-9

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

Report of Independent Auditors

The Board of Directors and Shareholders of
Asset Manager Affiliates

We have audited the accompanying combined financial statements of Asset Manager Affiliates and subsidiaries (the “Company”), which comprise the combined balance sheet as of December 31, 2014 and the related combined statements of operations, changes in member’s equity, and cash flows for the year then ended, and the related notes to the combined financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Asset Manager Affiliates and subsidiaries at December 31, 2014, and the combined results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
March 31, 2015

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
KCAP Financial, Inc.

We have audited the accompanying combined financial statements of Asset Manager Affiliates, which comprise the combined balance sheet as of December 31, 2013, and the related combined statements of operations, changes in member’s equity, and cash flows for the two years in the period ended December 31, 2013, and the related notes to the combined financial statements.

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Asset Manager Affiliates as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2014

ASSET MANAGER AFFILIATES

COMBINED BALANCE SHEETS

	As of December 31, 2014	As of December 31, 2013
ASSETS
Investments at fair value	$2,846,659,635	$2,964,229,086
Cash	6,778,774	7,499,272
Restricted cash of CLO Funds	182,224,205	278,813,923
Accrued interest receivable	6,655,821	7,687,354
Receivable for open trades	18,451,278	5,968,712
Due from affiliates	31,000	—
Deferred tax asset	3,576,148	2,567,191
Intangible assets	26,775,828	32,066,265
Other assets	1,440,250	978,265
Total assets	$3,092,592,939	$3,299,810,068
LIABILITIES
CLO Funds' liabilities at fair value	$2,990,211,629	$3,079,835,713
Accrued interest payable	17,245,940	16,254,470
Payable for open trades	20,200,844	50,056,641
Accounts payable and accrued expenses	9,951,588	7,507,917
Due to affiliates	23,227,387	23,000,000
Total liabilities	3,060,837,388	3,176,654,741
Commitments and Contingencies	—	—
MEMBER'S EQUITY
Member's contributions	52,519,916	51,984,116
Accumulated deficit	(17,739,571)	(13,129,017)
Total Asset Manager Affiliates equity	34,780,345	38,855,099
Appropriated (accumulated deficit) retained earnings of Consolidated Variable Interest Entities	(3,024,794)	84,300,228
Total member's equity	31,755,551	123,155,327
Total liabilities and member's equity	$3,092,592,939	$3,299,810,068

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
Income
Interest income	$120,740,895	$125,889,874	$128,287,573
Interest income – cash and time deposits	322,219	332,775	280,546
Fee income	5,137,190	8,489,809	5,268,647
Other income	—	92,624	75,301
Total income	126,200,304	134,805,082	133,912,067
Expenses
Interest expense of CLO Fund liabilities	136,240,383	107,760,918	113,547,094
Other interest expense	2,033,465	627,903	185,000
Compensation	8,921,240	8,384,972	7,491,019
Insurance	460,969	513,023	526,341
Professional fees	17,779,416	10,009,084	10,134,959
Administrative and other	8,632,640	6,014,316	4,680,284
Trustee fees	825,526	948,898	896,494
Total expenses	174,893,639	134,259,114	137,461,191
Net realized and unrealized losses	(27,188,644)	(13,899,200)	(92,034,322)
Loss before tax	(75,881,979)	(13,353,232)	(95,583,446)
Income tax expense (benefit)	4,153,598	(657,334)	(350,950)
Net loss	(80,035,577)	(12,695,898)	(95,232,496)
Net loss attributable to noncontrolling interests in consolidated Variable Interest Entities	(87,325,023)	(20,570,766)	(98,395,671)
Net income attributable to Asset Manager Affiliates	$7,289,446	$7,874,868	$3,163,174

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

	Member's Contributions	Accumulated Earnings (Deficit)	Appropriated Retained Earnings (Deficit) of Variable Interest Entities	Total Member's Equity
Total at January 1, 2012	$12,933,258	$(6,707,276)	$95,845,268	$102,071,250
Adoption of guidance now encompassed in ASC Topic 810	—	—	107,421,398	107,421,398
Net income	—	3,163,174	—	3,163,174
Distributions	—	(4,700,000)	—	(4,700,000)
Contributions	38,821,662	—	—	38,821,662
Net loss classified to appropriated retained earnings	—	—	(98,395,671)	(98,395,671)
Total at December 31, 2012	51,754,920	(8,244,102)	104,870,995	148,381,813
Net income	—	7,874,869	—	7,874,869
Distributions	—	(12,759,784)	—	(12,759,784)
Contributions	229,196	—	—	229,196
Net loss classified to appropriated retained earnings	—	—	(20,570,766)	(20,570,766)
Total at December 31, 2013	51,984,116	(13,129,017)	84,300,229	123,155,328
Net income	—	7,289,446	—	7,289,446
Distributions	—	(11,900,000)	—	(11,900,000)
Contributions	535,800	—	—	535,800
Net loss classified to appropriated retained earnings	—	—	(87,325,023)	(87,325,023)
Total at December 31, 2014	$52,519,916	$(17,739,571)	$(3,024,794)	$31,755,551

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014		2013		2012
	Asset Manager Affiliates Cash	CLO Restricted Cash	Asset Manager Affiliates Cash	CLO Restricted Cash	Asset Manager Affiliates Cash	CLO Restricted Cash
OPERATING ACTIVITIES:
Net income attributable to Asset Manager Affiliates	$7,289,446	—	$7,874,870	—	$3,163,174	—
Net loss attributable to Variable Interest Entities	—	$(87,325,023)	—	$(20,570,767)	—	$(98,395,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in deferred tax assets	(1,008,957)	—	(1,458,743)	—	(725,100)	—
Net realized and unrealized loss	—	27,188,644	—	13,899,200	—	92,034,322
Amortization of intangible assets	5,290,437	—	3,542,037	—	2,951,698	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued management fees	(3,536,430)	3,536,430	(672,200)	672,200	(997,584)	997,584
Decrease (increase) in accrued interest receivable	—	1,031,534	—	2,533,891	8	(2,155,668)
Decrease (increase) in other accounts receivable	662	—	(755)	—	—	—
Decrease (increase) in other assets	79,435	(345,696)	(22,639,188)	22,750,921	(647,785)	280,983
Increase (decrease) in accounts payable and accrued expenses	2,529,110	(85,438)	27,374,152	43,500	328,890	11,475
Increase (decrease) in accrued interest expense	—	991,471	—	4,368,264	—	4,209,310
Purchase of investments	—	(1,262,264,671)	—	(1,279,323,341)	—	(962,709,464)
Proceeds from sale and redemption of investments	—	1,318,852,412	—	1,571,177,633	—	1,136,048,110
Decrease in receivable for open trades	—	(12,482,566)	—	(1,725,775)	—	(4,242,938)
Increase (decrease) in payable for open trades	—	(29,855,797)	—	(174,353,152)	—	208,955,167
Net cash provided by (used in) operating activities	10,643,703	(40,758,700)	14,020,173	139,472,574	4,073,301	375,033,210
Investing activities:
Acquisition of Trimaran Advisors L.L.C.					13,000,000
Debt offering proceeds	—	918,652,705	—	465,000,000	—	—
Net cash provided by investing activities	—	918,652,705	—	465,000,000	13,000,000	—
Financing Activities:
Payment for acquisition of Trimaran Advisors, L.L.C.	—	—	—	—	(13,000,000)	—
Member's contributions	535,800	—	229,196	—	261,662	—
Dividends paid in cash	(11,900,000)	—	(12,750,000)	—	(4,700,000)	—
Repayments of Debt	—	(974,483,723)	—	(858,880,917)	—	86,300,915
Net cash (used in) provided by financing activities	(11,364,200)	(974,483,723)	(12,520,804)	(858,880,917)	(17,438,338)	86,300,915
CHANGE IN CASH	(720,497)	(96,589,718)	1,499,369	(254,408,343)	(365,037)	461,334,125
CASH, BEGINNING OF YEAR	7,499,271	278,813,923	5,999,902	533,222,266	6,364,939	71,888,141
CASH, END OF YEAR	$6,778,774	$182,224,205	$7,499,271	$278,813,923	$5,999,902	$533,222,266

See accompanying notes to combined financial statements.

	Years Ended December 31,
	2014		2013		2012
	Asset Manager Affiliates Cash	CLO Restricted Cash	Asset Manager Affiliates Cash	CLO Restricted Cash	Asset Manager Affiliates Cash	CLO Restricted Cash
Supplemental Information:
Cash paid for interest	$2,022,132	$135,255,155	$—	$103,392,654	$—	$109,337,784
Cash paid for taxes	$2,978,613	$—	$432,500	$—	$470,000	$—
Non-cash transactions:
Member's contributions	$535,800	$—	$229,196	$—	$261,662	$—

In conjunction with the acquisition of Trimaran Advisors in 2012, KCAP Financial, Inc. issued 3.6 million shares of its common stock, as follows:

Fair value of assets acquired	$38,600,000
Cash paid for equity interests	(13,000,000)
Common stock issued	$25,600,000

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), a registered investment adviser under the Investment Advisors Act of 1940 (“the IA Act of 1940”), is a wholly-owned portfolio company of KCAP Financial, Inc. (“KCAP Financial”, the “Company”), which is an internally managed, non-diversified closed-end publicly traded investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, KCAP Financial, through its newly formed wholly-owned subsidiary Commodore Holdings LLC purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors, for total consideration of $13.0 million in cash and 3,600,000 shares of KCAP Financial’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, KCAP Financial acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2014, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Katonah X Management, L.L.C. and Trimaran Advisors Management, L.L.C. (collectively, the “Asset Manager Affiliates”) have approximately $3.0 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from KCAP Financial by a separate management team. The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investment interests in the CLO Funds they manage; however, KCAP Financial holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

All of the CLO funds managed by the Asset Manager Affiliates are considered to be variable interest entities (“VIEs”) for which the Asset Manager Affiliates are the primary beneficiary and, as a result, are required to be consolidated into the financial statements of the Asset Manager Affiliates as discussed in Note 3 — CLO Funds. The CLO funds considered to be VIEs are as follows: KATONAH VII CLO LTD.; KATONAH VIII CLO LTD.; KATONAH IX CLO LTD.; KATONAH X CLO LTD.; KATONAH 2007-I CLO LTD.; TRIMARAN CLO IV LTD.; TRIMARAN CLO V LTD.; TRIMARAN CLO VI LTD.; TRIMARAN CLO VII LTD.; CATAMARAN CLO 2012-1 LTD.; CATAMARAN CLO 2013-1 LTD.; CATAMARAN 2014-1 LTD., and CATAMARAN 2014-2 LTD.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

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

Although the Asset Manager Affiliates have no ownership interests in the CLO Funds they manage, the Asset Manager Affiliates follow the provisions of Accounting Standards Codification ASC Topic 810, “Consolidation,” when accounting for VIEs as further detailed below. Pursuant to ASC 810, VIEs, or entities in which the risks and rewards of ownership are not directly linked to voting interests, for which the Asset Manager Affiliates are the primary beneficiary, are consolidated.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for VIEs and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015, early adoption is permitted. The Company is analyzing the potential impact of this pronouncement on its financial statements.

Investments at Fair Value.  Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method. Investments held by the CLO Funds are stated at fair value. ASC 820 — Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), requires, among other things, disclosures about assets and liabilities that are measured and reported at fair value. [At December 31, 2014, there was a $22 million loan outstanding from Trimaran Advisors LLC, which is being used to fund warehouse assets for a new CLO and is included in investments at fair value.]

Hierarchy of Fair Value Inputs.  The provisions of ASC 820: Fair Value establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and require companies to disclose the fair value of their financial instruments according to the fair value hierarchy (i.e., Level I, II and III inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide additional disclosure regarding instruments in the Level III category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level I Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•	Level I assets may include listed mutual funds, ETFs, equities and certain derivatives.
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

•	Level III assets in this category may include general and limited partnership interests in private equity funds, funds of private equity funds, real estate funds, hedge funds, and funds of hedge funds, direct private equity investments held within consolidated funds, bank loans, bonds issued by CLO Funds and certain held for sale real estate disposal assets.
•	Level III liabilities included in this category include borrowings of consolidated collateralized loan obligation funds and are valued based upon non-binding broker quotes or discounted cash flow models based on a discount margin calculation.
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

The Asset Manager Affiliates’ valuation methodology and procedures for investments held by the CLO Funds are generally as follows:

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
4.	For loan and bond assets in payment default, the fair value is determined in accordance with the following procedure. First, if the asset was marked by Markit (or other third party pricing service, as may be available) within one month of applicable date, then the most recent Markit mark will be the fair value. Next, if the most recent Markit mark is aged beyond one month but less than one year, then the fair value will be the lower of most recent Markit mark and the average price on the Distressed/Defaulted bucket of the CSFB Distressed Loan Index produced on the date closet to the applicable date. Lastly, if the asset has not received a Markit mark within the last year, the fair value will be deemed to be zero.
For Equity Securities:
1.	For equity assets, the fair value is determined in accordance with the following procedure. If the asset is a publicly-traded equity, the fair value will be based upon the closing price per share as of the applicable date. If the asset was marked by Markit (or other third party pricing service, as may be available) within one month of the applicable date, then the Fair value will be based on the most recent Markit price per share.
For CLO Securities:
1.	For any asset which is also held by KCAP Financial on the applicable date, the KCAP Financial fair value mark as of such applicable date is used.
2.	Fair value for all assets which a Fund has committed to purchase but yet to settle will be deemed to be the purchase price.
3.	For performing assets, a Present Value is determined in accordance with the following procedure. First, the Asset Manager Affiliates amalgamate Discount Margin (DM) data from the most recent reports published by the CLO Research and Secondary Trading desks of sell side broker dealers. The DM data is averaged across each original rating bucket of the CLO capital structure. For each asset, future cash flows are produced based upon the three month LIBOR rate as of the applicable date and the contractually mandated spread each asset is required to pay in a no-loss scenario. The present value of the future cash flows is then calculated by using a discount rate equal to the applicable DM for the asset’s original rating bucket plus the three month LIBOR rate as of the applicable date.
4.	Next, the Asset Manager Affiliates inquire with the sell-side institution from which they purchased each asset to provide indicative pricing as of the applicable date. The fair value is determined by an equal weight average of the Present Value determined from the cash flow model and the indicative price provided by the sell side broker dealer from which the asset was purchased. In the event there is no indicative price produced by a sell side broker dealer, then the Fair Value will be the Present Value determined from the cash flow model.
5.	If the bond is a non-performing bond, it will be necessary to use a more detailed cash flow model. Such a model may be one that is commercially available (e.g. Intex) or one that is a spreadsheet-based CLO cash flow model which has been set up to replicate the deal in question, with specific prepayment, default, and severity inputs as appropriate to the bond in question.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Debt Securities.  Most of the CLO Funds’ investment portfolio is composed of broadly syndicated bank loans or other corporate debt securities for which an independent pricing service quote is available. To the extent that the investments are exchange traded and are priced or have sufficient price indications from normal course trading at or around the valuation date (financial reporting date), such pricing will determine fair value. Pricing service marks from third party pricing services may be used as an indication of fair value, depending on the volume and reliability of the marks, sufficient and reasonable correlation of bid and ask quotes, and, most importantly, the level of actual trading activity.

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

Interest Income.  Interest income is recorded on the accrual basis on interest-bearing assets. The CLO Funds generally place a loan or security on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Asset Manager Affiliates otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans represented less than 1% of investments of CLO Funds at fair value as of December 31, 2014 and December 31, 2013. The aggregate unpaid principal value of loans past due as of December 31, 2014 was approximately $29.6 million and the difference between fair value and the unpaid principal balance was approximately $12.9 million. The aggregate unpaid principal value of loans past due as of December 31, 2013 was approximately $72.6 million and the difference between fair value and the unpaid principal balance was approximately $46.2 million.

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

Distributions to Member.  Distributions to the Asset Manager Affiliates’ sole member are recognized on the ex-dividend date. Generally, dividends are declared and paid on a quarterly basis.

Expenses.  The Asset Manager Affiliates are internally managed and expense costs, as incurred, with regard to the running of their operations. Primary operating expenses include employee compensation and benefits, the costs of identifying, evaluating, monitoring and servicing the CLO Fund investments managed by the Asset Manager Affiliates, and related overhead charges and expenses, including rental expense. The Asset Manager Affiliates share office space and certain other operating expenses. Katonah Debt Advisors has entered into an Overhead Allocation Agreement with its sole member, KCAP Financial. Trimaran Advisors has entered into such an allocation agreement with Katonah Debt Advisors. The Agreements provide for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. Katonah Debt Advisors accounts for its operating leases, which may include escalations, in accordance with ASC 840-10, Leases, and expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods), beginning on the commencement of the lease term.

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

Income Taxes.  The Asset Manager Affiliates account for income taxes under the liability method prescribed by ASC 740-10, Income Taxes (“ASC 740-10”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to income tax expense on the combined statements of operations. The Asset Manager Affiliate record their income taxes receivables and payables based upon their estimated income tax liability.

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

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2014 and December 31, 2013, the Asset Manager Affiliates had approximately $3.0 billion and $3.2 billion of par value of assets under management, respectively.

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

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

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

Fair value of consolidated CLO Funds

The investments held by consolidated CLO Funds are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO Fund portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. These investments mature at various dates between 2015 and 2024, pay interest at LIBOR or Euribor plus a spread of up to 8.6%, and typically range in credit rating categories from BBB down to unrated. At December 31, 2014, the unpaid par principal balance exceeded the fair value by approximately $12.9 million. Less than 1% of the collateral assets are in default as of December 31, 2014. At December 31, 2013, the unpaid par principal balance exceeded the fair value by approximately $49 million. Less than 1% of the collateral assets were in default as of December 31, 2013. CLO Fund investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interests in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

CLO Fund liabilities issued by consolidated CLO Funds have stated maturity dates between 2015 and 2026. The CLO Fund liabilities are issued in various tranches with different risk profiles and ratings. The interest rates are generally variable rates based on LIBOR or Euribor plus a pre-defined spread, which varies from 0.225% for the more senior tranches to 6.25% for the more subordinated tranches. At December 31, 2014, the outstanding par balance on the CLO Fund liabilities issued by consolidated CLO Funds exceeded their fair value by approximately $257 million. At December 31, 2013, the outstanding par balance on the CLO Fund liabilities issued by consolidated CLO Funds exceeded their fair value by approximately $209 million. The investors in the CLO Fund liabilities have no recourse to the general credit of the Asset Manager Affiliates. CLO Fund liabilities are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Market yields, default rates and recovery rates used in the Asset Manager Affiliates’ estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the liabilities may be adversely affected. Once the undiscounted cash flows of the collateral assets have been determined, the Asset Manager Affiliates apply appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.

The carrying value of investments held and CLO Fund liabilities issued by CLO Funds is also their fair value. The following table presents the fair value hierarchy levels of investments held and CLO Fund liabilities issued by the CLO Funds, which are measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Investments of CLO Funds	$2,846.7	$—	$—	$2,846.7
Liabilities:
CLO Fund Liabilities	$2,990.2	$—	$—	$2,990.2

December 31, 2013
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Investments of CLO Funds	$2,964.2	$—	$—	$2,964.2
Liabilities:
CLO Fund Liabilities	$3,079.8	$—	$—	$3,079.8

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2014	2013
Beginning balance	$2,964.2	$3,255.8
Purchase of investments	1,262.3	1,279.3
Proceeds from sale and redemption of investments	(1,318.9)	(1,571.2)
Realized and unrealized gains/(losses), net	(60.9)	0.3
Ending balance	$2,846.7	$2,964.2
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	$(62.2)	$(29.4)

As of December 31, 2014, the Asset Manager Affiliates’ Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	$9,561,170	Income Approach	Implied Effective Discount Rate	4.09% – 10.73%
	$2,761,092,487	Market Quote	Third-Party Bid-Ask Mid	43.3% – 110.8%
Equity Securities	$2,004,091	Market Quote	Third-Party Bid-Ask Mid	$1.31 – $87.5
			Option Value	26.3%
CLO Fund Securities	$52,001,887	Discounted Cash Flow	Discount Rate	1.11% – 5.01%

The following table shows a reconciliation of the beginning and ending fair value measurements for Level III liabilities using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2014	2013
Beginning balance	$3,079.8	$3,459.5
Issuance of Catamaran CLO Fund Liabilities	918.7	465.0
Prepayments, amortization, net	(974.5)	(858.9)
Unrealized appreciation/(depreciation)	(33.8)	14.2
Ending balance	$2,990.2	$3,079.8
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$(40.0)	$14.2

As of December 31, 2014, the Asset Manager Affiliates’ Level III liabilities had the following valuation technique and significant inputs:

Asset Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
CLO Fund Liabilities	$2,538,986,254	Discounted Cash Flow	Discount Rate	0.91% – 8.64%
	$451,225,375	Dealer Marks	Dealer Marks	81.9% – 99.65%

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

The CLO Funds managed by the Asset Manager Affiliate and that are consolidated herein, have issued rated and unrated securities to finance their operations. CLO Fund Liabilities are presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of CLO Fund liabilities is approximately $3.2 billion and $3.3 billion respectively for the years ended December 31, 2014 and December 31, 2013.

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

In accordance with the purchase agreement, Commodore was deemed the acquirer of Trimaran and accounted for the acquisition as a business combination. The assets acquired (no liabilities were assumed) by Commodore through this acquisition were “pushed-down” to Trimaran. The purchase price allocation included the fair value of the identifiable intangible assets acquired, which consist of four CLO management contracts, of approximately $15.7 million, resulting in goodwill of $22.8 million. The CLO management contracts are being amortized over the estimated lives of the contracts (3 – 5 years). For the years ended December 31, 2014 and 2013, the Company recognized amortization expense of approximately $5.3 million and $3.5 million, respectively, relating to the management contracts, which resulted in a net carrying amount of $3.9 million and $9.2 million as of December 31, 2014 and 2013, respectively. Additionally, two managed CLO Funds were called in 2014 and as a result, the remaining unamortized intangible asset of $1.7 million were fully expensed. The following table summarizes future amortization amounts relating to the management contracts as of December 31, 2014:

Amortization of Management Contracts	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Trimaran V	$997,959	$798,367	$199,592	$—	$—
Trimaran VII	2,947,869	1,310,164	1,637,705	—	—
Total	$3,945,828	$2,108,531	$1,837,297	$—	$—

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

4. BUSINESS COMBINATION  – (continued)

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

Trimaran will continue operating as a stand-alone entity and serve as collateral manager under its CLO management contracts. KDA is a 100% owned asset manager subsidiary of the Company. KDA and Trimaran are both under common control of the Company and have similar business characteristics; therefore they report on a combined basis for financial reporting purposes.

The combined 2012 results of operations associated with the acquisition of Trimaran Advisors, including the consolidated CLO Funds managed by Trimaran Advisors, for the ten-month period following the date of acquisition, includes revenues of $57 million and net loss before tax of $46 million.

5. INCOME TAXES

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. The CLO Funds are not generally taxed.

For tax purposes, the Asset Manager Affiliates taxable net income will differ from GAAP net income because of deferred tax timing adjustments and permanent tax adjustments. Deferred tax timing adjustments may include differences for the recognition and timing of depreciation, bonuses to employees and restricted stock expense. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, and tax goodwill amortization.

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

As discussed in Note 4, additional goodwill amortization for tax purposes was created upon the purchase of Trimaran Advisors by its sole member. The transaction was considered an asset purchase and resulted in tax goodwill of approximately $22.8 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

The components of income tax expense (benefit) for the years ended December 31, 2014, 2013, and 2012 are as follows:

	For the year ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$2,792,440	$508,874	$433,823
State & local	2,370,115	292,533	(59,674)
Total net current income tax expense	5,162,555	801,407	374,149
Deferred income tax expense (benefit):
Federal	(590,934)	(1,883,479)	11,143
State & local	(418,023)	424,735	(736,242)
Total net deferred income tax expense (benefit)	(1,008,957)	(1,458,744)	(725,099)
Total income tax expense (benefit)	$4,153,598	$(657,337)	$(350,950)

The Asset Manager Affiliates’ effective income tax rate was 5.6%, (4.8)% and (0.4)% for tax years 2014, 2013 and 2012, respectively. The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is primarily due to tax goodwill amortization and the CLO funds having no tax consequences.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the combined financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	For the year ended December 31,
	2014	2013
Deferred income tax assets:
Net operating loss and tax credit carryforward	$—	$766,341
Restricted stock	380,138	159,281
Intangible depreciation/amortization	1,887,774	657,811
Compensation	1,505,045	1,396,014
Other	102,335	75,320
Total deferred tax assets	3,875,292	3,054,767
Deferred income tax liabilities:
Other	(299,144)	(487,576)
Total deferred tax liabilities	(299,144)	(487,576)
Net deferred tax assets	$3,576,148	$2,567,191

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

At December 31, 2014 the Asset Manager Affiliates had no federal or state net loss carryovers available to offset future taxable income. At December 31, 2013, federal and state net loss carryovers were $2.2 million and $0, respectively.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

Asset Manager Affiliates adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2009. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Asset Manager Affiliates has not recorded a liability for any unrecognized tax benefits, nor are they aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. With a few exceptions, the Asset Manager Affiliates are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2011.

6. COMMITMENTS AND CONTINGENCIES

The CLO Funds have commitments to fund approximately $1.1 million and $2.5 million of investments as of December 31, 2014 and December 31, 2013, respectively. The Asset Manager Affiliates have commitments under lease obligations.

Rent expense was approximately $277,000, $346,000 and $379,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes minimum future lease payments as of December 31, 2014:

Contractual Obligations	2015	2016	2017	2018	2019	More than 5 years
Operating lease obligations	$369,432	$369,432	$369,432	$369,432	$387,391	$1,767,630

The following table summarizes our long-term debt as of 2013:

Consolidated Variable Interest Entities Debt:	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (In years)
CLO Debt(1)	$3,079,835,713	1.30%	6.0

(1)	Long-term debt of the VIEs is recorded at fair value. This includes the fair value of the subordinated notes issued by the VIEs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the VIEs debt (excluding subordinated notes) was $3.0 billion and $3.4 billion as of December 31, 2013 and 2012, respectively.

The following table summarizes our long-term debt as of 2014:

Consolidated Variable Interest Entities Debt:	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (In years)
CLO Debt(1)	$2,990,211,629	1.77%	8.32

(1)	Long-term debt of the VIEs is recorded at fair value. This includes the fair value of the subordinated notes issued by the VIEs. However, the subordinated notes do not have a stated interest rate and are

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES  – (continued)

therefore excluded from the calculation of the weighted average borrowing rate. The par value of the VIEs debt (excluding subordinated notes) was $2.8 billion and $3.0 billion as of December 31, 2014 and 2013, respectively.

7. MEMBER’S EQUITY

The member interest of Asset Manager Affiliates is held solely by KCAP Financial. KCAP Financial owns 100% of Katonah Debt Advisors, Katonah 2007-1 Management, LLC, Katonah X Management, LLC and Commodore Holdings, which wholly owns Trimaran Advisors.

8. OTHER EMPLOYEE COMPENSATION

The Asset Manager Affiliates adopted a 401(k) plan (“401K Plan”) effective January 1, 2007 that it shares with its sole shareholder, KCAP Financial. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. Katonah Debt Advisors and Trimaran Advisors make contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which vests 20% per year over five years. For the year ended December 31, 2014, 2013 and 2012, Asset Manager Affiliates made contributions to the 401K Plan of approximately $38,000, $102,000 and $54,000 respectively.

The Asset Manager Affiliates also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Asset Manager Affiliates for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. The Asset Manager Affiliates may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2014, 2013 and 2012, the Asset Manager Affiliates made contributions of approximately $396,000, $315,000 and $302,000 to the Profit-Sharing Plan, respectively.

Certain employees of Asset Manager Affiliates may receive restricted stock grants in the stock of Asset Manager Affiliates’ sole member, KCAP Financial. For the years ended December 31, 2014, 2013 and 2012, non-cash compensation expense of approximately $589,000, $252,000 and $20,000 respectively, was expensed at Asset Manager Affiliates related to an allocated reimbursable expense for a grant of restricted stock of KCAP Financial.

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

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and increased from $20 million to

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTION  – (continued)

$23 million. At both December 31, 2014 and 2013, there was $23 million outstanding under the Trimaran Credit Facility. Interest expense on this facility was $2.0 million, $1.5 million and $185,000 for the years ending December 31, 2014, 2013 and 2012, respectively.

10. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 through March 31, 2015 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Report of Independent Auditors

The Board of Directors and Shareholders of
Katonah 2007-I CLO Ltd.

We have audited the accompanying financial statements of Katonah 2007-I CLO Ltd. (the “Fund”), which comprise the statement of net assets, including the schedule of investments as of December 31, 2014, and the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes to the combined financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Fund’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katonah 2007-I CLO Ltd. at December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
March 31, 2015

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
KCAP Financial, Inc.

We have audited the accompanying financial statements of Katonah 2007-I CLO Ltd., which comprise the statement of net assets, including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets, and cash flows for the two years in the period ended December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katonah 2007-I CLO Ltd. as of December 31, 2013 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2014

KATONAH 2007-I CLO LTD.

STATEMENTS OF NET ASSETS

	As of December 31, 2014	As of December 31, 2013
ASSETS
Investments at fair value:
Debt securities	$259,163,759	$292,304,054
Equity securities	1,649	—
CLO rated notes	14,208,540	18,123,734
Total investments at fair value	273,373,948	310,427,788
Cash	14,939,994	15,260,243
Accrued interest receivable	631,388	674,911
Total assets	$288,945,330	$326,362,942
LIABILITIES
CLO Fund liabilities at fair value	$290,699,426	$314,549,615
Accrued interest payable	1,835,809	2,090,368
Payable for open trades	—	4,013,750
Accounts payable and accrued expenses	184,636	174,270
Due to affiliates	10,852	—
Total liabilities	292,730,723	320,828,003
NET ASSETS
Total net assets	$(3,785,393)	$5,534,939

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
Income
Interest income from investments	$11,690,586	$12,591,277	$12,899,200
Interest income from cash and time deposits	1,922	2,761	3,196
Other income	32,346	652,959	504,941
Total income	11,724,854	13,246,997	13,407,337
Expenses
Interest expense	10,736,878	11,758,985	11,701,098
Management fees	805,526	811,758	809,547
Trustee fees	109,164	89,309	88,963
Professional fees	178,954	143,068	168,111
Administrative and other	125,224	73,964	99,110
Total expenses	11,955,746	12,877,084	12,866,829
Net realized and unrealized losses	(9,089,440)	(3,169,825)	(13,092,966)
Decrease in net assets resulting from operations	$(9,320,332)	$(2,799,912)	$(12,552,458)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF CHANGES IN NET ASSETS

Net Assets
Balance at January 1, 2012	$20,887,309
Net income (loss) classified to appropriated retained earnings	(12,552,458)
Balance at January 1, 2013	$8,334,851
Decrease in net assets resulting from operations	(2,799,912)
Balance at December 31, 2013	5,534,939
Decrease in net assets resulting from operations	(9,320,332)
Balance at December 31, 2014	$(3,785,393)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Decrease in net assets resulting from operations	$(9,320,332)	$(2,799,912)	$(12,552,458)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized losses on investments	5,807,622	(909,471)	(16,364,401)
Change in unrealized loss on debt	3,281,818	4,079,296	29,457,367
Purchase of investments	(29,960,071)	(116,281,142)	(101,848,974)
Proceeds from sale and redemption of investments	61,206,288	117,165,606	103,177,496
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	43,523	62,712	8,678
Increase (decrease) in accounts payable and accrued expenses	10,366	(10,850)	(10,994)
Increase in due to affiliates	10,852	—	—
Increase decrease in accounts payable and accrued expenses	21,219	(10,580)	(10,994)
(Decrease) increase in payable for open trades	(4,013,750)	1,043,750	(1,870,440)
(Decrease) in accrued interest expense	(254,559)	(108,626)	340,175
Net cash (used in) provided by operating activities	26,811,757	2,241,633	336,449
Cash used in Financing Activities:
Repayments of Debt	(27,132,006)	—	—
	(27,132,006)	—	—
CHANGE IN CASH	(320,249)	2,241,633	336,449
CASH, BEGINNING OF YEAR	15,260,243	13,018,610	12,682,161
CASH, END OF YEAR	$14,939,994	$15,260,243	$13,018,610
Supplemental Information:
Interest paid	$10,991,437	$11,867,611	$11,360,923

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2014

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	$490,000	$488,041	$487,244
Alaska Communications Systems Holdings, Inc. Telecommunications	Term Loan — 6.3% Cash, Due 10/16	2,872,467	2,860,913	2,872,467
Allison Transmission, Inc. Automobile	Term B-2 Loan — 2.9% Cash, Due 8/17	136,863	132,975	136,755
Allison Transmission, Inc. Automobile	Term B-3 Loan — 3.8% Cash, Due 8/19	3,046,843	3,013,146	3,019,633
AMC Entertainment Inc. Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 3.5% Cash, Due 4/20	6,586,942	6,593,496	6,496,371
Aramark Corporation Diversified/Conglomerate Service	U.S. Term F Loan — 3.3% Cash, Due 2/21	2,552,196	2,452,038	2,517,907
Armored AutoGroup Inc. (fka Viking Acquisition Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	New Term Loan — 6.0% Cash, Due 11/16	465,000	463,479	461,317
Armstrong World Industries, Inc. Buildings and Real Estate	Term Loan B — 3.5% Cash, Due 3/20	982,500	982,500	973,599
Asurion, LLC (fka Asurion Corporation) Insurance	Incremental Tranche B-1 Term Loan — 5.0% Cash, Due 5/19	958,715	962,083	948,275
Asurion, LLC (fka Asurion Corporation) Insurance	Non-Amortizing Term Loan (First Lien) — 3.8% Cash, Due 3/17	2,500,000	2,490,892	2,478,138
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.0% Cash, Due 3/19	1,560,825	1,547,229	1,543,266
Berry Plastics Corporation Containers, Packaging and Glass	Term E Loan — 3.8% Cash, Due 1/21	2,591,612	2,490,312	2,529,142
Big Heart Pet Brands (fka Del Monte Corporation) Beverage, Food and Tobacco	Initial Term Loan — 3.5% Cash, Due 3/20	2,740,772	2,744,696	2,637,993
Biomet, Inc. Healthcare, Education and Childcare	Dollar Term B-2 Loan — 3.7% Cash, Due 7/17	2,690,775	2,673,717	2,682,366
BPA Laboratories Inc. Healthcare, Education and Childcare	Term Loan (First Lien) — 2.7% Cash, Due 7/17	1,743,896	1,610,040	1,572,410
BPA Laboratories Inc. Healthcare, Education and Childcare	Term Loan (Second Lien) — 2.7% Cash, Due 7/17	1,516,318	1,399,930	1,344,474
Bragg Communications Incorporated Broadcasting and Entertainment	Term Loan B — 3.5% Cash, Due 2/18	5,658,331	5,697,763	5,658,331
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-3 Loan — 4.3% Cash, Due 8/21	2,488,182	2,448,868	2,459,158
Calpine Corporation Utilities	Term Loan (3/11) — 4.0% Cash, Due 4/18	962,500	962,500	955,281
Calpine Corporation Utilities	Term Loan (6/11) — 4.0% Cash, Due 4/18	2,895,000	2,884,566	2,873,288
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,284,355	1,275,210	1,261,879
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan — 3.5% Cash, Due 8/18	729,906	727,712	715,081
CBRE Services, Inc. (fka CB Richard Ellis Services, Inc.). Buildings and Real Estate	Tranche B Term Loan — 2.9% Cash, Due 3/21	1,572,000	1,565,872	1,567,088
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	966,429	964,638	967,153
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C-3 Loan — 2.5% Cash, Due 10/18	1,264,273	1,212,980	1,264,962

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/19	$1,899,929	$1,888,684	$1,874,337
Charter Communications Operating, LLC (aka CCO Safari LLC) Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 1/21	1,498,923	1,489,318	1,472,385
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	2017 Term E Loan — 3.5% Cash, Due 1/17	1,218,364	1,212,543	1,213,368
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	2021 Term D Loan — 4.3% Cash, Due 1/21	3,247,343	3,212,683	3,244,972
Cinemark USA, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.2% Cash, Due 12/19	2,940,000	2,947,059	2,918,685
Consolidated Communications, Inc. Telecommunications	Initial Term Loan — 4.3% Cash, Due 12/20	2,947,575	2,924,508	2,931,909
Covanta Energy Corporation Ecological	Term Loan — 3.3% Cash, Due 3/19	660,000	657,997	658,970
Crown Castle Operating Company Buildings and Real Estate	Extended Incremental Tranche B-2 Term Loan — 3.0% Cash, Due 1/21	2,918,223	2,905,656	2,876,886
David’s Bridal, Inc. Retail Stores	Initial Term Loan — 5.3% Cash, Due 10/19	477,723	474,458	456,424
Delta 2 (Lux) S.a r.l Leisure, Amusement, Motion Pictures, Entertainment	Facility B3 (USD) — 4.8% Cash, Due 7/21	3,421,774	3,396,429	3,349,780
Dex Media West LLC Printing and Publishing	New Term Loan — 8.0% Cash, Due 12/16	802,692	795,745	705,566
DJO Finance LLC (ReAble Therapeutics Fin LLC) Healthcare, Education and Childcare	New Tranche B Term Loan — 4.3% Cash, Due 9/17	1,965,100	1,988,287	1,925,798
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 6.8% Cash, Due 5/18	3,778,528	3,760,479	3,797,421
Dunkin’ Brands, Inc. Personal, Food and Miscellaneous Services	Term B-4 Loan — 3.3% Cash, Due 2/21	2,131,738	2,100,720	2,081,120
Education Management LLC(3) Healthcare, Education and Childcare	Tranche C-2 Term Loan — 0.0% Cash, Due 6/16	1,558,253	1,560,738	708,226
Epicor Software Corporation (fka Eagle Parent Inc.) Electronics	Term B-2 Loan — 4.0% Cash, Due 5/18	1,864,054	1,849,531	1,844,249
EquiPower Resources Holdings, LLC Utilities	Term B Advance (First Lien) — 4.3% Cash, Due 12/18	1,380,022	1,367,347	1,374,274
Essential Power, LLC Utilities	Term Loan — 4.8% Cash, Due 8/19	942,322	933,009	925,831
FCA US LLC (fka Chrysler Group LLC) Automobile	Term Loan B — 3.5% Cash, Due 5/17	2,899,837	2,714,079	2,890,007
Federal-Mogul Corporation Automobile	Tranche B Term Loan (2014) — 4.0% Cash, Due 4/18	1,582,319	1,528,157	1,562,050
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	995,722	999,421	971,248
Genpact Limited Diversified/Conglomerate Service	Term Loan — 3.5% Cash, Due 8/19	490,038	488,398	485,955
Gentiva Health Services, Inc. Healthcare, Education and Childcare	Initial Term B Loan — 6.5% Cash, Due 10/19	3,390,400	3,219,451	3,388,298
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,940,000	2,919,828	2,707,240
Graceway Pharmaceuticals, LLC(3) Healthcare, Education and Childcare	Term B Loan (First Lien) Sold Out 09/28/2012 — 0.0% Cash, Due 5/12	29,332	29,309	29,625
Hamilton Lane Advisors, L.L.C. Finance	Loan — 4.0% Cash, Due 2/18	700,022	696,321	686,022
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.5% Cash, Due 6/17	1,684,377	1,684,377	1,680,873
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	968,553	968,553	973,396

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
HCA Inc. Healthcare, Education and Childcare	Tranche B-4 Term Loan — 3.0% Cash, Due 5/18	$2,962,500	$2,905,967	$2,942,829
HCR ManorCare, Inc. (fka HCR Healthcare, LLC) Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	481,250	479,007	463,504
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 4.0% Cash, Due 3/18	3,934,811	3,934,345	3,861,033
Hertz Corporation, The Personal Transportation	Tranche B-2 Term Loan — 3.5% Cash, Due 3/18	962,850	959,731	939,583
Huntsman International LLC Chemicals, Plastics and Rubber	Extended Term B Loan — 2.7% Cash, Due 4/17	2,266,992	2,220,325	2,230,154
Ineos US Finance LLC Chemicals, Plastics and Rubber	Cash Dollar Term Loan — 3.8% Cash, Due 5/18	3,935,059	3,945,080	3,825,959
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-5 Term Loan — 3.8% Cash, Due 6/20	2,376,449	2,390,597	2,310,621
International Architectural Products, Inc.(3) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 0.0% Cash, Due 5/15	81,467	81,467	—
J. Crew Group, Inc. Retail Stores	Initial Loan — 4.0% Cash, Due 3/21	3,920,172	3,923,591	3,704,563
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	New Tranche B Term Loan — 2.7% Cash, Due 3/18	1,925,036	1,875,187	1,923,236
Jazz Pharmaceuticals, Inc. Healthcare, Education and Childcare	Tranche 2 Term Loan — 3.3% Cash, Due 6/18	1,980,000	1,972,187	1,959,378
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	861,507	859,411	855,045
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,454,728	1,451,490	1,431,998
Jo-Ann Stores, Inc. Retail Stores	Term B Loan — 4.0% Cash, Due 3/18	984,962	988,287	959,107
KAR Auction Services, Inc. Automobile	Tranche B-2 Term Loan — 3.5% Cash, Due 3/21	3,449,234	3,504,791	3,397,495
Key Safety Systems, Inc. Automobile	Initial Term Loan — 4.8% Cash, Due 8/21	1,377,871	1,349,316	1,370,982
Kronos Incorporated Diversified/Conglomerate Service	Incremental Term Loan (First Lien) — 4.5% Cash, Due 10/19	981,362	977,834	975,886
Landry’s Inc. (fka Landry’s Restaurants, Inc.) Beverage, Food and Tobacco	B Term Loan — 4.0% Cash, Due 4/18	2,666,667	2,691,051	2,654,000
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Term B Loan — 3.3% Cash, Due 12/20	3,234,265	3,198,929	3,220,794
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B-1 Loan — 3.5% Cash, Due 8/20	477,716	475,797	474,133
Longview Power, LLC(3) Utilities	2017 Term Loan — 0.0% Cash, Due 10/17	828,079	760,275	538,252
Longview Power, LLC Utilities	DIP Delayed Term Loan — 5.6% Cash, Due 11/15	2,821,995	1,749,637	2,821,995
LPL Holdings, Inc. Finance	2013 Incremental Tranche B Term Loan — 3.3% Cash, Due 3/19	1,945,350	1,938,334	1,928,328
MCC Iowa LLC Broadcasting and Entertainment	Tranche J Term Loan — 3.8% Cash, Due 6/21	697,448	686,170	684,078
Mediacom Illinois, LLC (fka Mediacom Communications, LLC) Broadcasting and Entertainment	Tranche F Term Loan — 2.6% Cash, Due 3/18	5,955,000	5,943,088	5,843,344
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 2.9% Cash, Due 11/19	1,000,000	994,404	953,125
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-2 Loan — 3.5% Cash, Due 10/17	1,342,239	1,350,922	1,307,569

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Newsday, LLC Printing and Publishing	Term Loan — 3.7% Cash, Due 10/16	$2,250,000	$2,258,527	$2,242,969
Novelis, Inc. Mining, Steel, Iron and Non-Precious Metals	Initial Term Loan — 3.8% Cash, Due 3/17	2,918,047	2,923,391	2,890,325
NRG Energy, Inc. Utilities	Term Loan (2013) — 2.8% Cash, Due 7/18	965,306	963,643	948,539
Ocwen Loan Servicing Finance	Initial Term Loan — 5.0% Cash, Due 2/18	1,550,821	1,566,745	1,462,223
Onex Carestream Finance LP Healthcare, Education and Childcare	Term Loan (First Lien 2013) — 5.0% Cash, Due 6/19	2,582,667	2,605,194	2,577,282
OSI Restaurant Partners, LLC Personal, Food and Miscellaneous Services	2013 Replacement Term Loan — 3.5% Cash, Due 10/19	337,500	335,015	334,653
Pacific Drilling S.A Oil and Gas	Term Loan — 4.5% Cash, Due 6/18	2,208,186	2,212,858	1,836,482
Pantry, Inc., The Grocery	Term Loan — 4.8% Cash, Due 8/19	2,930,559	2,911,264	2,928,112
Party City Holdings Inc. Retail Stores	2014 Replacement Term Loan — 4.0% Cash, Due 7/19	488,825	484,699	479,293
PetCo Animal Supplies, Inc. Retail Stores	New Loans — 4.0% Cash, Due 11/17	3,379,394	3,325,259	3,348,405
Petroleum GEO-Services ASA (PGS Finance, Inc) Oil and Gas	Extended Term Loan — 3.3% Cash, Due 3/21	4,962,500	4,962,500	4,193,313
PQ Corporation Chemicals, Plastics and Rubber	2014 Term Loan — 4.0% Cash, Due 8/17	1,960,000	1,948,649	1,928,150
Progressive Waste Solutions Ltd. Ecological	Term B Loan — 3.0% Cash, Due 10/19	735,000	732,465	739,597
QCE, LLC (Quiznos) Personal, Food and Miscellaneous Services	Existing Term Loan — 7.5% Cash, Due 6/19	387,172	387,160	167,452
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.8% Cash, Due 12/16	448,594	446,327	324,298
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 2.7% Cash, Due 8/17	971,049	975,191	950,414
Remy International, Inc. Automobile	Term B Loan 2013 — 4.3% Cash, Due 3/20	532,537	531,551	528,543
Revlon Consumer Products Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Replacement Term Loan — 3.3% Cash, Due 11/17	3,500,000	3,527,549	3,477,040
Reynolds Group Holdings Inc. Containers, Packaging and Glass	Incremental U.S. Term Loan — 4.0% Cash, Due 12/18	2,112,116	2,112,116	2,079,853
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 10/17	2,624,862	2,579,805	2,408,310
Roundy’s Supermarkets, Inc. Grocery	Tranche B Term Loan — 5.8% Cash, Due 3/21	2,220,164	2,190,821	2,094,347
RPI Finance Trust Healthcare, Education and Childcare	Term B-2 Term Loan — 3.3% Cash, Due 5/18	1,893,611	1,886,527	1,892,030
Schaeffler AG (formerly named INA Beteiligungsgesellschaft mit beschränkter Haftung) Automobile	Facility B-USD — 4.3% Cash, Due 5/20	3,000,000	3,018,175	3,004,500
Seaworld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.) Leisure, Amusement, Motion Pictures, Entertainment	Term B-2 Loan — 3.0% Cash, Due 5/20	897,686	889,092	853,699
Select Medical Corporation Healthcare, Education and Childcare	Series E Tranche B Term Loan — 3.8% Cash, Due 6/18	2,179,511	2,161,977	2,149,543
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.0% Cash, Due 1/18	5,468,750	5,368,168	5,277,344
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Initial Term Loan — 3.0% Cash, Due 4/20	2,632,500	2,632,500	2,625,919

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Sensata Technologies B.V. (Sensata Technologies Finance Company, LLC) Electronics	Term Loan — 3.3% Cash, Due 5/19	$673,744	$670,900	$674,408
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 4/20	67,671	67,406	66,191
Six Flags Theme Parks, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Tranche B Term Loan — 3.5% Cash, Due 12/18	1,658,557	1,667,416	1,652,338
Skilled Healthcare Group, Inc. Healthcare, Education and Childcare	Term Loan — 7.0% Cash, Due 4/16	848,943	853,886	848,943
Spectrum Brands, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Tranche A Term Loan — 3.0% Cash, Due 9/17	2,242,023	2,234,500	2,237,819
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.) Aerospace and Defense	Term Loan B — 3.3% Cash, Due 9/20	2,431,250	2,420,574	2,401,868
SRAM, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (First Lien) — 4.0% Cash, Due 4/20	742,374	740,159	721,959
SS&C Technologies Holdings Europe S.A.R.L. Electronics	2013 Replacement Term B-2 Loan — 3.3% Cash, Due 6/19	49,243	48,879	49,159
SS&C Technologies, Inc.,/Sunshine Acquisition II, Inc. Electronics	2013 Replacement Term B-1 Loan — 3.3% Cash, Due 6/19	476,020	472,500	475,204
SunGard Data Systems Inc (Solar Capital Corp.) Electronics	Tranche E Term Loan — 4.0% Cash, Due 3/20	3,986,225	3,886,804	3,956,328
Telesat Canada Telecommunications	U.S. Term B-2 Loan — 3.5% Cash, Due 3/19	975,131	972,162	964,166
Tesoro Corporation Oil and Gas	Initial Term Loan — 2.4% Cash, Due 5/16	198,750	198,750	198,502
TPF Generation Holdings, LLC Utilities	Term Loan — 4.8% Cash, Due 12/17	190,325	181,043	173,196
TransDigm Inc. Aerospace and Defense	Tranche C Term Loan — 3.8% Cash, Due 2/20	1,925,626	1,888,275	1,897,425
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.0% Cash, Due 3/20	2,525,107	2,507,905	2,489,869
TWCC Holding Corp. Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/17	3,224,114	3,211,534	3,154,441
Univar Inc. Chemicals, Plastics and Rubber	Term B Loan — 5.0% Cash, Due 6/17	3,125,113	3,018,493	3,032,219
Univision Communications Inc. Broadcasting and Entertainment	Replacement First-Lien Term Loan — 4.0% Cash, Due 3/20	3,273,587	3,247,237	3,208,115
UPC Financing Partnership Broadcasting and Entertainment	Facility AH — 3.3% Cash, Due 6/21	700,000	704,895	684,541
Vertafore, Inc. Electronics	Term Loan (2013) — 4.3% Cash, Due 10/19	945,935	945,935	938,131
VFH Parent LLC Finance	Term Loan (2013) — 5.8% Cash, Due 11/19	990,846	1,002,866	983,414
Walter Investment Management Corp. Finance	Tranche B Term Loan — 4.8% Cash, Due 12/20	2,559,736	2,548,795	2,316,561
Wendy’s International, Inc Personal, Food and Miscellaneous Services	Term B Loan — 3.3% Cash, Due 5/19	1,347,261	1,337,449	1,339,407
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 3.8% Cash, Due 12/19	249,643	247,875	248,707
West Corporation Diversified/Conglomerate Service	Term B-10 Loan — 3.3% Cash, Due 6/18	1,776,796	1,786,986	1,748,811
West Corporation Diversified/Conglomerate Service	Term B-9 Loan — 2.8% Cash, Due 7/16	1,958,994	1,958,994	1,946,750
WideOpenWest Finance, LLC Telecommunications	Term B-1 Loan 2013 — 3.8% Cash, Due 7/17	5,170,755	5,200,187	5,131,975

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Windstream Corporation Telecommunications	Tranche B-4 Term Loan — 3.5% Cash, Due 1/20	$3,430,000	$3,443,539	$3,398,564
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/17	1,936,491	1,927,498	1,938,911
Zuffa, LLC Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan (2013) — 3.8% Cash, Due 2/20	2,940,019	2,929,192	2,807,718
Total Investment in Debt Securities		$266,252,508	$263,225,703	$259,163,759

Equity Securities Portfolio

Portfolio Company/Principal Business	Equity Investment	Shares	Cost	Fair Value
QCE, LLC (Quiznos)(2) Retail Stores	New Common Stock	—	$1,256.00	$1,649.00
Total Investment in Equity Securities			$1,256	$1,649

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Fair Value
APID 2007-5A(1) CLO Rated Notes	Floating – 04/2021 – D – 03761XAG5	$1,000,000	$1,000,000	$947,481
HLCNL 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 40537AAA3	3,000,000	2,962,139	2,854,478
MACCL 2007-1A(1) CLO Rated Notes	Floating – 07/2023 – B1L – 55265AAL5	2,000,000	2,000,000	1,901,675
MDPK 2007-4A(1) CLO Rated Notes	Floating – 03/2021 – D – 55817UAF7	2,000,000	2,000,000	1,871,637
NAVIG 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 63937HAD0	3,000,000	3,000,000	2,900,007
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – C – 89288BAG6	3,000,000	3,000,000	2,784,073
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – D – 89288AAA1	1,000,000	1,000,000	949,189
Total Investment in CLO Rated Notes		15,000,000	14,962,139	14,208,540
Total Investments		$281,252,508	$278,189,098	$273,373,948

(1)	Investment in a Collateralized Loan Obligation Fund.
(2)	Equity investment in common stock.
(3)	Loan on non-accrual status.

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2013

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Acosta, Inc. Grocery	Term B Loan (2013) — 4.3% Cash, Due 3/18	$1,973,570	$1,988,570	$1,989,852
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	495,000	491,250	490,049
Advantage Sales & Marketing Inc. Grocery	2013 Term Loan (First Lien) — 4.3% Cash, Due 12/17	3,252,912	3,257,249	3,272,429
AES Corporation, The Utilities	2013 Other Term Loan — 3.8% Cash, Due 6/18	1,521,064	1,521,064	1,533,111
Alaska Communications Systems Holdings, Inc. Telecommunications	Term Loan — 6.3% Cash, Due 10/16	3,078,978	3,058,621	3,078,053
Allison Transmission, Inc. Automobile	New Term B-2 Loan — 3.2% Cash, Due 8/17	204,456	193,153	205,670
Allison Transmission, Inc. Automobile	Term B-3 Loan — 3.8% Cash, Due 8/19	3,077,619	3,034,747	3,095,900
Alpha Topco Limited Leisure, Amusement, Motion Pictures, Entertainment	New Facility B (USD) — 4.5% Cash, Due 4/19	3,439,099	3,411,637	3,480,179
Altegrity, Inc (f.k.a. US Investigations Services, Inc.) Diversified/Conglomerate Service	Term Loan — 4.8% Cash, Due 2/15	384,419	384,419	376,730
AMC Entertainment Inc. Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 3.5% Cash, Due 4/20	6,653,985	6,662,788	6,675,244
Aptalis Pharma Inc. (Aptalis Pharma Canada Inc.) Healthcare, Education and Childcare	Term B Loan — 6.0% Cash, Due 10/20	491,269	481,269	500,890
Aramark Corporation Diversified/Conglomerate Service	LC-2 Facility — 1.8% Cash, Due 7/16	163,007	151,189	163,639
Aramark Corporation Diversified/Conglomerate Service	LC-3 Facility — 1.8% Cash, Due 7/16	21,980	21,785	22,035
Aramark Corporation Diversified/Conglomerate Service	U.S. Term B Loan (Extending) — 3.7% Cash, Due 7/16	1,360,339	1,180,638	1,365,610
Aramark Corporation Diversified/Conglomerate Service	U.S. Term C Loan — 3.7% Cash, Due 7/16	272,850	270,420	273,532
Armored AutoGroup Inc. (fka Viking Acquisition Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	New Term Loan — 6.0% Cash, Due 11/16	485,000	486,859	487,427
Armstrong World Industries, Inc.(3) Buildings and Real Estate(3)	Term Loan B — 3.5% Cash, Due 3/20	992,500	992,500	993,741
Asurion, LLC (fka Asurion Corporation) Insurance	Incremental Tranche B-1 Term Loan — 4.5% Cash, Due 5/19	990,000	995,000	991,584
Aurora Diagnostics, LLC Healthcare, Education and Childcare	Tranche B Term Loan — 6.8% Cash, Due 5/16	455,556	455,769	425,518
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.0% Cash, Due 3/19	1,576,711	1,568,193	1,577,302
Berry Plastics Corporation Containers, Packaging and Glass	Term C Loan — 2.2% Cash, Due 1/14	2,860,149	2,704,448	2,861,736
Biomet, Inc. Healthcare, Education and Childcare	Dollar Term B-2 Loan — 3.7% Cash, Due 7/17	2,879,962	2,838,076	2,901,864
Bragg Communications Incorporated Broadcasting and Entertainment	Term Loan B — 3.5% Cash, Due 2/18	5,716,515	5,770,770	5,732,007
Burger King Corporation Personal, Food and Miscellaneous Services	Tranche B Term Loan (2012) — 3.8% Cash, Due 9/19	3,653,750	3,644,500	3,675,563
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-2 Loan — 4.3% Cash, Due 2/17	2,602,937	2,573,187	2,630,593

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
BWay Holding Company Containers, Packaging and Glass	Initial Term Loan — 4.5% Cash, Due 8/17	$990,000	$985,000	$997,272
Calpine Corporation Utilities	Term Loan (3/11) — 4.0% Cash, Due 4/18	972,500	972,500	980,917
Calpine Corporation Utilities	Term Loan (6/11) — 4.0% Cash, Due 4/18	2,925,000	2,902,613	2,950,316
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,320,439	1,301,514	1,330,342
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan — 3.5% Cash, Due 8/18	796,029	791,042	797,526
Catalent Pharma Solutions, Inc. (f/k/a Cardinal Health 409, Inc.) Healthcare, Education and Childcare	Term Borrowing — 6.5% Cash, Due 12/17	250,000	249,375	254,531
CBRE Services, Inc. (fka CB Richard Ellis Services, Inc.).(3) Buildings and Real Estate(3)	Tranche B Term Loan — 2.9% Cash, Due 3/21	1,588,000	1,568,100	1,596,933
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	982,302	979,802	987,827
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C-2 Commitment — 2.2% Cash, Due 10/16	1,277,043	1,290,595	1,293,722
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/19	1,965,000	1,945,000	1,971,347
Charter Communications Operating, LLC Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 12/20	1,514,141	1,435,270	1,505,389
Chrysler Group LLC Automobile	Term Loan B — 3.5% Cash, Due 5/17	2,929,887	2,718,094	2,954,908
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Extended Term Loan — 3.7% Cash, Due 1/17	4,510,815	4,435,896	4,552,743
Cinemark USA, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.2% Cash, Due 12/19	2,970,000	2,980,000	2,982,994
Consolidated Communications, Inc. Telecommunications	Initial Term Loan — 4.3% Cash, Due 12/20	2,977,348	2,949,848	3,005,261
Covanta Energy Corporation Ecological	Term Loan — 3.5% Cash, Due 3/19	982,500	977,500	992,325
Crown Castle Operating Company(3) Buildings and Real Estate(3)	New Tranche B Term Loan — 3.3% Cash, Due 1/21	2,947,700	2,932,700	2,957,987
David’s Bridal, Inc. Retail Stores	Initial Term Loan — 5.0% Cash, Due 10/19	495,000	490,000	497,787
DaVita HealthCare Partners Inc. (fka DaVita Inc.) Healthcare, Education and Childcare	Tranche B Term Loan — 4.5% Cash, Due 10/16	1,940,000	1,961,196	1,956,248
Del Monte Foods Company Beverage, Food and Tobacco	Initial Term Loan — 4.0% Cash, Due 3/18	2,789,388	2,793,119	2,803,321
Dex Media West LLC Printing and Publishing	New Term Loan — 8.0% Cash, Due 12/16	907,969	788,709	714,522
DineEquity, Inc. Personal, Food and Miscellaneous Services	Term B-2 Loan — 3.8% Cash, Due 10/17	291,528	291,528	293,093
DJO Finance LLC (ReAble Therapeutics Fin LLC) Healthcare, Education and Childcare	Tranche B Term Loan — 4.8% Cash, Due 9/17	1,984,962	2,014,887	2,009,576
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 5.0% Cash, Due 5/18	4,320,829	4,276,059	4,249,535
Dunkin’ Brands, Inc. Personal, Food and Miscellaneous Services	Term B-3 Loan — 3.8% Cash, Due 2/20	2,139,495	2,139,495	2,149,519
Education Management LLC Healthcare, Education and Childcare	Tranche C-2 Term Loan — 4.3% Cash, Due 6/16	1,549,002	1,519,317	1,491,077
Epicor Software Corporation (fka Eagle Parent Inc.) Electronics	Term B-1 Loan — 4.5% Cash, Due 5/18	1,924,301	1,904,401	1,936,568
EquiPower Resources Holdings, LLC Utilities	Term B Advance (First Lien) — 4.3% Cash, Due 12/18	1,463,010	1,440,510	1,471,240

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Essential Power, LLC Utilities	Term Loan — 4.3% Cash, Due 8/19	$952,196	$937,196	$923,630
Federal-Mogul Corporation Automobile	Tranche B Term Loan — 2.1% Cash, Due 12/14	1,170,287	1,140,992	1,158,402
Federal-Mogul Corporation Automobile	Tranche C Term Loan — 2.1% Cash, Due 12/15	417,107	408,055	412,872
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	999,090	1,004,087	997,007
Genpact Limited Diversified/Conglomerate Service	Term Loan — 3.5% Cash, Due 8/19	495,013	492,513	497,074
Gentiva Health Services, Inc. Healthcare, Education and Childcare	Initial Term B Loan — 6.5% Cash, Due 10/19	3,424,646	3,424,646	3,394,698
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,970,000	2,940,000	2,778,287
Graceway Pharmaceuticals, LLC(2) Healthcare, Education and Childcare	Term B Loan (First Lien) Sold Out 09/28/2012 — 7.0% Cash, Due 5/12	29,332	30,751	32,412
Grifols Inc. Healthcare, Education and Childcare	New U.S. Tranche B Term Loan — 4.3% Cash, Due 6/17	969,247	959,297	976,865
Hamilton Lane Advisors, L.L.C. Finance	Loan — 5.3% Cash, Due 2/18	862,907	852,907	869,379
Harlan Laboratories, Inc. (fka Harlan Sprague Dawley, Inc.) Healthcare, Education and Childcare	Term Loan — 5.8% Cash, Due 7/14	3,262,842	2,902,052	2,936,558
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.5% Cash, Due 6/17	871,597	740,208	880,857
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	993,711	993,711	1,002,937
HCA Inc. Healthcare, Education and Childcare	Tranche B-4 Term Loan — 3.0% Cash, Due 5/18	2,992,500	2,970,355	2,997,797
HCR ManorCare, Inc. (fka HCR Healthcare, LLC) Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	486,250	481,288	479,868
Health Management Associates, Inc. Healthcare, Education and Childcare	Replacement Term B Loan — 3.5% Cash, Due 11/18	2,412,344	2,387,344	2,415,794
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 3.8% Cash, Due 3/18	3,974,962	3,972,462	3,990,862
Hertz Corporation, The Personal Transportation	Tranche B-2 Term Loan — 3.0% Cash, Due 3/18	972,650	967,688	973,336
Hillman Group, Inc., The Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 3.8% Cash, Due 5/17	965,555	970,327	971,889
Huntsman International LLC Chemicals, Plastics and Rubber	Extended Term B Loan — 2.7% Cash, Due 4/17	2,290,204	2,162,053	2,295,460
Ina Beteiligungsgesellschaft Mit Beschrankter Haftung (fka Schaeffler AG)-	Facility C (USD) — 4.3% Cash, Due 1/17	3,000,000	3,018,750	3,030,615
Ineos US Finance LLC Chemicals, Plastics and Rubber	Cash Dollar Term Loan — 4.0% Cash, Due 5/18	3,974,870	3,989,870	3,995,579
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-2 Term Loan — 5.3% Cash, Due 4/18	2,447,816	2,464,733	2,459,798
International Architectural Products, Inc.(2), (5) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 12.0% Cash, 3.3% PIK, Due 5/15	81,467	74,587	318
J. Crew Group, Inc. Retail Stores	Term B-1 Loan — 4.0% Cash, Due 3/18	3,950,000	3,960,000	3,979,605
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	New Tranche B Term Loan — 2.7% Cash, Due 3/18	1,945,037	1,960,897	1,947,623
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	975,150	970,175	975,735
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,469,819	1,462,319	1,476,852

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Jo-Ann Stores, Inc. Retail Stores	Term B Loan — 4.0% Cash, Due 3/18	$994,987	$999,987	$999,341
KAR Auction Services, Inc. Automobile	Term Loan — 3.8% Cash, Due 5/17	3,800,649	3,870,148	3,824,992
KCG Holdings, Inc. Finance	Term Loan — 5.8% Cash, Due 12/17	878,505	881,005	882,897
Key Safety Systems, Inc. Automobile	Initial Term Loan — 4.8% Cash, Due 5/18	1,384,813	1,344,819	1,387,028
Kronos Incorporated Diversified/Conglomerate Service	Incremental Term Loan (First Lien) — 4.5% Cash, Due 10/19	989,676	984,676	1,000,196
Landry’s Inc. (fka Landry’s Restaurants, Inc.) Beverage, Food and Tobacco	B Term Loan — 4.0% Cash, Due 4/18	2,894,401	2,935,651	2,920,625
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Term B Loan — 3.3% Cash, Due 12/20	3,266,934	3,148,705	3,269,662
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B-1 Loan — 3.5% Cash, Due 8/20	482,553	483,369	485,169
Longview Power, LLC(2) Utilities	2017 Term Loan — 7.2% Cash, Due 10/17	822,784	722,082	421,677
Longview Power, LLC Utilities	DIP Delay Draw Term Loan — .9% Cash, Due 11/15	2,822,000	2,822,000	2,889,018
LPL Holdings, Inc. Finance	2013 Incremental Tranche B Term Loan — 3.3% Cash, Due 3/19	1,965,150	1,955,150	1,966,791
Mackinaw Power Holdings, LLC Utilities	Loan — 1.7% Cash, Due 6/15	1,551,020	1,491,973	1,535,510
MCC Iowa LLC (Mediacom Broadband Group) Broadcasting and Entertainment	Tranche D-1 Term Loan — 1.9% Cash, Due 1/15	961,240	923,594	957,636
Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.) Beverage, Food and Tobacco	Term B Facility — 4.3% Cash, Due 2/18	3,227,495	3,266,657	3,230,077
MultiPlan, Inc. Healthcare, Education and Childcare	Term B-1 Loan — 4.0% Cash, Due 8/17	876,468	889,731	883,589
Munder Capital Management Finance	Incremental Term Loan — 6.0% Cash, Due 3/15	13,213	11,563	13,312
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 2.9% Cash, Due 11/19	1,000,000	992,500	1,000,000
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-2 Loan — 3.5% Cash, Due 10/17	1,342,239	1,355,912	1,353,024
Newsday, LLC Printing and Publishing	Term Loan — 3.7% Cash, Due 10/16	2,250,000	2,268,750	2,258,438
Novelis, Inc. Mining, Steel, Iron and Non-Precious Metals	Initial Term Loan — 3.8% Cash, Due 3/17	2,948,389	3,006,983	2,963,131
NRG Energy, Inc. Utilities	Term Loan (2013) — 2.8% Cash, Due 7/18	975,131	972,644	974,195
Nuveen Investments, Inc. Finance	Tranche B First-Lien Term Loan — 4.2% Cash, Due 5/17	3,803,194	3,778,940	3,793,686
Ocwen Loan Servicing Finance	Initial Term Loan — 5.0% Cash, Due 2/18	2,992,462	3,033,712	3,034,731
OSI Restaurant Partners, LLC Personal, Food and Miscellaneous Services	2013 Replacement Term Loan — 3.5% Cash, Due 10/19	1,402,500	1,387,500	1,405,831
Pantry, Inc., The Grocery	Term Loan — 4.8% Cash, Due 8/19	2,962,500	2,932,500	3,005,678
Party City Holdings Inc. Retail Stores	2013 Replacement Term Loan — 4.3% Cash, Due 7/19	493,763	488,763	496,656
PetCo Animal Supplies, Inc. Retail Stores	New Loans — 4.0% Cash, Due 11/17	3,414,596	3,414,596	3,437,286
Petroleum GEO-Services ASA/PGS Finance, Inc. Oil and Gas	Term Loan — 1.9% Cash, Due 6/15	1,568,444	1,548,839	1,584,623

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
PQ Corporation (fka Niagara Acquisition, Inc.) Chemicals, Plastics and Rubber	2013 Term Loan — 4.5% Cash, Due 8/17	$1,980,000	$1,965,000	$1,997,078
Progressive Waste Solutions Ltd. Ecological	Term B Loan — 3.0% Cash, Due 10/19	742,500	738,750	744,820
QCE, LLC (Quiznos)(2) Personal, Food and Miscellaneous Services	Term Loan — 9.0% Cash, Due 1/17	798,478	707,126	348,935
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.8% Cash, Due 12/16	490,513	366,193	300,966
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 2.7% Cash, Due 8/17	981,164	988,039	986,506
Remy International, Inc. Automobile	Term B Loan 2013 — 4.3% Cash, Due 3/20	537,971	536,613	542,345
Revlon Consumer Products Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Replacement Term Loan — 4.0% Cash, Due 11/17	3,500,000	3,535,625	3,527,353
Reynolds Group Holdings Inc. Containers, Packaging and Glass	Incremental U.S. Term Loan — 4.0% Cash, Due 12/18	2,133,450	2,133,450	2,155,990
RGIS Services, LLC Diversified/Conglomerate Service	Extended Initial Term Loan — 4.5% Cash, Due 10/16	2,006,777	1,933,262	1,975,421
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 10/17	645,076	652,388	638,222
Roundy’s Supermarkets, Inc. Grocery	Tranche B Term Loan — 5.8% Cash, Due 2/19	2,296,549	2,251,549	2,300,143
Rovi Solutions Corporation/Rovi Guides, Inc. Electronics	Tranche B-3 Term Loan — 3.5% Cash, Due 3/19	448,150	445,650	441,562
RPI Finance Trust Healthcare, Education and Childcare	Term B-2 Term Loan — 3.3% Cash, Due 5/18	1,930,261	1,920,311	1,941,727
SBA Senior Finance II LLC Telecommunications	Incremental Tranche B Term Loan — 3.8% Cash, Due 9/19	91,643	91,018	92,368
SBA Senior Finance II LLC Telecommunications	Term Loan — 3.8% Cash, Due 6/18	361,058	358,570	363,316
Seaworld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.) Leisure, Amusement, Motion Pictures, Entertainment	Term B-2 Loan — 3.0% Cash, Due 5/20	927,912	915,422	918,633
Select Medical Corporation Healthcare, Education and Childcare	Series C Tranche B Term Loan — 4.0% Cash, Due 6/18	2,274,479	2,224,729	2,284,441
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.0% Cash, Due 1/18	2,718,750	2,598,750	2,691,563
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Initial Term Loan — 3.0% Cash, Due 4/20	2,842,500	2,842,500	2,843,836
Sensata Technologies B.V./Sensata Technology Finance Company, LLC Electronics	Term Loan — 3.3% Cash, Due 5/19	680,567	665,642	687,492
Serena Software, Inc. Electronics	2016 Term Loan (Extended) — 4.2% Cash, Due 3/16	2,000,000	1,992,500	1,985,000
ServiceMaster Company, The Diversified/Conglomerate Service	Tranche C Term Loan — 4.3% Cash, Due 1/17	2,481,203	2,515,578	2,461,664
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 4/20	68,358	58,358	68,016
Six Flags Theme Parks, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Tranche B Term Loan — 3.5% Cash, Due 12/18	1,675,481	1,696,106	1,683,105
Skilled Healthcare Group, Inc. Healthcare, Education and Childcare	Term Loan — 6.8% Cash, Due 4/16	854,686	877,211	855,045
Spectrum Brands, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Tranche A Term Loan — 3.0% Cash, Due 9/17	2,943,750	2,928,750	2,954,244

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.) Aerospace and Defense	Term B Loan — 3.8% Cash, Due 4/19	$2,456,250	$2,443,750	$2,472,756
SRAM, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (First Lien) — 4.0% Cash, Due 4/20	821,346	816,475	822,714
SS&C Technologies Holdings Europe S.A.R.L. Electronics	2013 Replacement Term B-2 Loan — 3.3% Cash, Due 6/19	66,335	65,398	66,553
SS&C Technologies, Inc.,/Sunshine Acquisition II, Inc. Electronics	2013 Replacement Term B-1 Loan — 3.3% Cash, Due 6/19	641,238	632,176	643,342
SunCoke Energy, Inc. Mining, Steel, Iron and Non-Precious Metals	Tranche B Term Loan — 4.0% Cash, Due 7/18	76,025	71,038	75,881
SunGard Data Systems Inc (Solar Capital Corp.) Electronics	Tranche E Term Loan — 4.0% Cash, Due 3/20	4,538,683	4,475,604	4,575,560
Telesat Canada Telecommunications	U.S. Term B-2 Loan — 3.5% Cash, Due 3/19	985,056	980,056	988,952
Tesoro Corporation Oil and Gas	Initial Term Loan — 2.4% Cash, Due 5/16	198,750	198,750	199,660
Toys ‘R’ Us-Delaware, Inc. Retail Stores	Initial Loan — 6.0% Cash, Due 9/16	1,902,743	1,911,493	1,726,054
TPF Generation Holdings, LLC Utilities	Term Loan — 4.8% Cash, Due 12/17	192,257	183,782	193,699
TransDigm Inc. Aerospace and Defense	Tranche C Term Loan — 3.8% Cash, Due 2/20	1,945,275	1,945,275	1,953,018
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.5% Cash, Due 3/20	2,550,754	2,520,218	2,588,377
TW Telecom Holdings Inc. (fka Time Warner Telecom Holdings Inc.) Telecommunications	Term Loan B Loan — 2.7% Cash, Due 4/20	2,408,018	2,415,166	2,408,030
TWCC Holding Corp. Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/17	3,322,949	3,322,949	3,340,328
Univar Inc. Chemicals, Plastics and Rubber	Term B Loan — 5.0% Cash, Due 6/17	3,157,608	3,164,666	3,138,094
Universal Health Services, Inc. Healthcare, Education and Childcare	Tranche B-1 Term Loan — 2.4% Cash, Due 11/16	343,750	358,144	345,254
Univision Communications Inc. Broadcasting and Entertainment	2013 Converted Extended First-Lien Term Loan — 4.5% Cash, Due 3/20	3,306,966	3,223,610	3,327,899
UPC Financing Partnership Broadcasting and Entertainment	Facility AH — 3.3% Cash, Due 6/21	700,000	706,125	699,825
Valleycrest Companies LLC (VCC Holdco II Inc.) Diversified/Conglomerate Service	Initial Term Loan — 5.5% Cash, Due 6/19	1,732,305	1,695,710	1,745,297
Vertafore, Inc. Electronics	Term Loan (2013) — 4.3% Cash, Due 10/19	952,048	952,048	952,810
VFH Parent LLC Finance	Term Loan (2013) — 5.8% Cash, Due 11/19	998,333	1,013,308	1,007,483
Walter Investment Management Corp. Finance	Tranche B Term Loan (2013) — 4.8% Cash, Due 12/20	2,585,592	2,570,592	2,595,935
Wendy’s International, Inc Personal, Food and Miscellaneous Services	Term B Loan — 3.3% Cash, Due 5/19	1,360,939	1,340,939	1,364,709
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 3.8% Cash, Due 12/19	249,643	239,643	251,359
West Corporation Diversified/Conglomerate Service	Term B-7 Loan — 3.3% Cash, Due 7/16	1,968,838	1,968,838	1,982,531
West Corporation Diversified/Conglomerate Service	Term B-8 Loan — 3.8% Cash, Due 6/18	2,021,769	2,033,211	2,033,829
WideOpenWest Finance, LLC Telecommunications	Term B-1 Loan 2013 — 3.8% Cash, Due 7/17	3,223,117	3,247,473	3,234,978

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Windstream Corporation Telecommunications	Tranche B-4 Term Loan — 3.5% Cash, Due 1/20	$3,465,000	$3,483,750	$3,476,920
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/17	1,975,000	1,955,000	1,993,516
Zuffa, LLC Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan (2013) — 4.5% Cash, Due 2/20	2,970,000	2,955,000	2,996,908
Total Investment in Debt Securities		$293,277,383	$290,553,460	$292,304,054

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Value
APID 2007-5A(1) CLO Rated Notes	Floating – 04/2021 – D – 03761XAG5	$1,000,000	$655,266	$913,577
GALXY 2006-6X(1) CLO Rated Notes	Floating – 06/2018 – B – USG25803AC46	1,500,000	1,241,003	1,450,285
GOLDK 2007-2A(1) CLO Rated Notes	Floating – 04/2019 – B – 381096AB2	1,000,000	812,174	944,673
HLCNL 2007-2A (1) CLO Rated Notes	Floating – 04/2021 – D – 40537AAA3	3,000,000	1,973,011	2,746,035
MACCL 2007-1A(1) CLO Rated Notes	Floating – 07/2023 – B1L – 55265AAL5	2,000,000	1,374,001	1,793,332
MDPK 2007-4A(1) CLO Rated Notes	Floating – 03/2021 – D – 55817UAF7	2,000,000	1,329,842	1,870,019
NAVIG 2007-2A (1) CLO Rated Notes	Floating – 04/2021 – D – 63937HAD0	3,000,000	2,062,998	2,844,054
ROSED I-A(1) CLO Rated Notes	Floating – 07/2021 – B – 77732WAE2	2,000,000	1,553,529	1,890,582
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – C – 89288BAG6	3,000,000	2,023,956	2,751,257
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – D – 89288AAA1	1,000,000	666,854	919,920
Total Investment in CLO Rated Notes		19,500,000	13,692,634	18,123,734
Total Investments		$312,777,383	$304,246,094	$310,427,788

(1)	Investment in a Collateralized Loan Obligation Fund.
(2)	Loan on non-accrual status.
(3)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

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

On January 23, 2008, the Fund sold $323.9 million of notes or debt securities, consisting of Class A-1L Floating Rate Notes, Class A-2L Floating Rate Notes, Class A-3L Floating Rate Notes, Class B-1L Floating Rate Notes, Class B-2L Floating Rate Notes (“Class B-2L Notes”) and preferred shares. The notes were issued pursuant to an indenture, dated January 23, 2008 (the “Indenture”), with U.S. Bank National Association servicing as the trustee thereunder. KCAP Financial, Inc. (“KCAP Financial”) owns all of the preferred shares of Katonah 2007-I CLO LTD. The Fund’s defined investment period ended on April 22, 2014. Following the defined investment period, proceeds from principal payments in the investment portfolio of the Fund are used to pay down its outstanding notes, starting with Class A notes.

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

All of the investments held and notes issued by the Fund are presented at fair value in the Fund’s Statements of Net Assets.

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•	Level 1 assets may include listed mutual funds, ETFs, equities and certain derivatives.
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

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Management Fees.  The Fund is externally managed by the Manager pursuant to the Collateral Management Agreement. As compensation for the performance of its obligations under the Collateral Management Agreement, the Manager is entitled to receive from the Fund a senior collateral management fee (the “Senior Collateral Management Fee”), a subordinated collateral management fee (the “Subordinated Collateral Management Fee”) and an incentive collateral management fee (the “Incentive Collateral Management Fee”). The Senior Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Fund (the “Priority of Payments”)) in an amount equal to 0.10% per annum of the aggregate principal amount of the Fund’s investments. The Subordinated Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.15% per annum of the aggregate principal amount of the Fund’s investments. The Incentive Collateral Management Fee equals 20% of the amount of interest and principal payments remaining available for distribution to the holders of the Fund’s preferred shares under the Priority of Payments at which the Incentive Collateral Management Fee may be paid. For the years ended December 31, 2014 and 2013, there were no Incentive Fees incurred by the Fund.

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

3. INVESTMENTS

The investments held by the Fund are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of the Fund’s portfolio, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. The investments mature at various dates between 2015 and 2023, pay interest at Libor or Prime plus a spread of up to 7.5%, and typically range in credit rating categories from BBB down to unrated. Non-accrual loans represented less than 1% of investments at fair value as of December 31, 2014 and December 31, 2013. The aggregate unpaid principal value of loans past due as of December 31, 2014 and December 31, 2013 was approximately $2.9 million and $1.7 million, respectively and the difference between fair value and the unpaid principal balance was approximately $1.4 million and $259,000, respectively. The Fund’s investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

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

The carrying value of investments held and debt issued by the Fund is also their fair value. The following tables present the fair value hierarchy levels of investments held and debt issued by the Fund, which are measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$273,373,948	—	—	$273,373,948
Liabilities:
CLO Fund Liabilities	$290,699,426	—	—	$290,699,426

December 31, 2013
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$310,427,788	—	—	$310,427,788
Liabilities:
CLO Fund Liabilities	$314,549,615	—	—	$314,549,615

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

The following tables show a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

For the year ended December 31, 2014
Beginning balance	$310,427,788
Purchase of investments	29,960,070
Proceeds from sale and redemption of investments	(61,206,288)
Net Realized and Unrealized gains/(losses)	(5,807,622)
Ending balance	$273,373,948
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	(5,924,816)

For the year ended December 31, 2013
Beginning balance	$310,402,779
Purchase of investments	116,281,142
Proceeds from sale and redemption of investments	(117,165,606)
Net Realized and Unrealized gains/(losses)	909,473
Ending balance	$310,427,788
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	(2,866,419)

As of December 31, 2014, the Manager’s Level 3 portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	259,163,759	Market Quote	Third-Party Bid-Ask Mid	43.3% – 101%
Equity Securities	1,649	Market Quote	Third-Party Bid-Ask Mid	1.31
CLO Fund Securities	14,208,540	Discounted Cash Flow	Discount Rate	2.12% – 5.01%

The following tables show a reconciliation of the beginning and ending fair value measurements for Level 3 liabilities using significant unobservable inputs:

For the year ended December 31, 2014
Beginning balance	$314,549,615
Prepayments, amortization, net	(27,132,006)
Unrealized appreciation/(depreciation)	3,281,817
Ending balance	$290,699,426
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$3,281,817

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

The Fund’s debt is presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of the Fund’s debt is approximately $297 million and $324 million as of December 31, 2014 and December 31, 2013, respectively.

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

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Fund adopted the provisions of Financial Accounting Standards Board (“FASB”) relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. As of December 31, 2014, 2013 and 2012 there was no impact to the financial statements as a result of the Fund’s accounting for uncertainty in income taxes. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. The Fund does not have any unrecognized tax benefits or liabilities for the years ended December 31, 2014, 2013 and 2012 Also, the Fund recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Fund for the years ended December 31, 2014, 2013 and 2012.

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

The table below sets forth certain information for each outstanding class of debt securities issued pursuant to the Indenture.

Title of Debt Security	Principal Amount	Amount Outstanding	Interest Rate	Maturity	Fair Value
Class A-1L Floating Rate Notes	$199,867,994	$199,867,994	LIBOR + 0.85%	April 23, 2022	$199,843,133
Class A-2L Floating Rate Notes	$26,000,000	$26,000,000	LIBOR + 1.50%	April 23, 2022	$26,013,680
Class A-3L Floating Rate Notes	$18,000,000	$18,000,000	LIBOR + 2.00%	April 23, 2022	$18,057,308
Class B-1L Floating Rate Notes	$11,000,000	$11,000,000	LIBOR + 3.00%	April 23, 2022	$11,037,660
Class B-2L Floating Rate Notes	$10,500,000	$10,500,000	LIBOR + 5.00%	April 23, 2022	$10,555,864
Preferred Shares	$31,411,736	$31,411,736	N/A	April 23, 2022	$25,191,782

During 2014, approximately $27 million of the Class A-1L Floating Rate Notes was repaid in the normal course of business of the Fund.

6. COMMITMENTS AND CONTINGENCIES

The Fund had commitments of approximately $2.8 million to fund investments as of December 31, 2014, of this amount approximately $1.1 million was unfunded. As of December 31, 2013 the Fund had commitments of approximately $2.8 million to fund investments, of which approximately $2.5 million was unfunded.

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

8. SUBSEQUENT EVENTS

The Fund has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 through March 31, 2015 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
KCAP Financial, Inc.

We have audited the accompanying financial statements of Katonah X CLO Ltd., which comprise the statement of net assets, including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katonah X CLO Ltd. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and Dean C. Kehler.(1)
3.1	Form of Certificate of Incorporation of the Company.(3)
3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(4)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(3)
4.2	Form of Dividend Reinvestment Plan.(5)
4.4(a)	Form of Base Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(19)
4.4(b)	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(19)
4.5	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.4)
4.6	Indenture dated as of March 16, 2011, by and between the Company and U.S. Bank National Association, as trustee relating to the 8.75% Convertible Senior Notes Due 2016.(6)
4.7	Form of 8.75% Convertible Senior Notes Due 2016 (included as part of Exhibit 4.6).
10.1	2006 Equity Incentive Plan as Amended and Restated Effective June 20, 2014.(7)*
10.2	Form of Employee Restricted Award Agreement.(5)*
10.3	Form of Custodian Agreement.(5)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(5)
10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(20)*
10.7	Form of Employment Agreement between the Company and Edward U. Gilpin.(21)*
10.8	Form of Employment Agreement between the Company and R. Jon Corless.(20)*
10.13	Form of Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan.(20)*
10.14	Form of Indemnification Agreement for Officers and Directors of the Company.(11)
10.20	Non-Employee Director Plan as Amended and Restated Effective June 20, 2014.(13)*
10.21	Purchase Agreement, dated June 16, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC, KCAP Senior Funding I, LLC and Guggenheim Securities, LLC.(23)
10.22	Master Loan Sale Agreement, dated June 18, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC and KCAP Senior Funding I, LLC.(24)
10.23	Indenture, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and U.S. Bank National Association.(26)
10.24	Collateral Management Agreement, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and KCAP Financial, Inc.(26)
10.25	Collateral Administration Agreement, dated June 18, 2013, by and among KCAP Senior Funding I, LLC and U.S. Bank National Association and U.S. Bank National Association.(27)
10.27	Employment Agreement, dated February 29, 2012, by and among, Dean C. Kehler and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(17)*
10.28	Form of Executive Restricted Stock Award Agreement.(28)*
10.29	Upsize Purchase Agreement, dated as of December 4, 2014, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC, KCAP Senior Funding I, LLC and Guggenheim Securities, LLC(29)

Exhibit Number	Description
10.30	Subordinated Note Purchase Agreement, dated as of December 8, 2014, by and between KCAP Senior Funding I Holdings, LLC and KCAP Senior Funding I, LLC(29)
10.31	First Supplemental Indenture, dated as of December 8, 2014, among KCAP Senior Funding I, LLC and U.S. Bank National Association(29)
21.1	List of Subsidiaries.**
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.**
23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants.**
23.3	Consent of Grant Thornton LLP, Independent Certified Public Accountants.**
23.4	Consent of Ernst & Young LLP, Independent Certified Public Accountants.**
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(4)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(5)	Incorporated by reference to Exhibit 10.3 of the Quarterly Report, as filed August 6, 2014 (File No. 814-00735).
(6)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on August 6, 2014 (File No. 814-00735).
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(9)	Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(10)	Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(11)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(12)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on November 8, 2010 (File No. 333-814-00735).
(13)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, as filed on August 6, 2014, as filed on July 28, 2011 (File No. 333-175838).
(14)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(15)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).

(17)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(18)	Incorporated by reference to Exhibit d.2 included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(19)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(20)	Incorporated by reference to exhibit included in the Registration Statement on Form N-2, as filed on August 2, 2012 (File No. 333-183032).

(21)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 5, 2012 (File No. 814-00735).
(22)	Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10K, as filed on March 15, 2012 (Filed No. 814-00735).
(23)	Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, as filed on June 18, 2013.
(24)	Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, as filed on June 18, 2013.
(25)	Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K, as filed on June 18, 2013.
(26)	Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K, as filed on June 18, 2013.
(27)	Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K, as filed on June 18, 2013.
(28)	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, as filed on August 8, 2014 (File No. 814-00735).
(29)	Incorporated by reference to the exhibit included in the Current Report on Form 8-K, as filed on December 9, 2014 (File No. 814-00735)
*	Indicates a management contract or compensatory plan, contract or agreement.
**	Filed herewith.