Form 10-Q
period 2015-03-31
KCAP Financial, Inc.
filed 2015-05-06
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

The number of outstanding shares of common stock of the registrant as of May 4, 2015 was 36,875,942.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2015	As of December 31, 2014
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2015 - $1,729,575; 2014 - $1,602,741)	$1,729,575	$1,602,741
Debt securities (cost: 2015 - $321,962,047; 2014 - $322,884,934)	320,470,495	320,143,170
CLO Fund Securities managed by affiliates (cost: 2015 - $94,330,773; 2014 - $85,355,897)	82,455,704	74,139,696
CLO Fund Securities managed by non-affiliates (cost: 2015 - $5,482,114; 2014 - $5,533,293)	3,397,774	3,375,206
Equity securities (cost: 2015 - $8,828,812; 2014 - $8,828,812)	8,063,558	8,119,681
Asset Manager Affiliates (cost: 2015 - $59,006,651; 2014 - $60,292,677)	71,524,000	72,326,000
Total Investments at Fair Value (cost: 2015 - $491,339,972; 2014 - $484,498,354)	487,641,106	479,706,494
Cash	1,521,555	1,220,798
Restricted cash	3,962,192	19,325,550
Interest receivable	2,189,109	1,748,821
Due from affiliates	3,985,732	3,027,409
Other assets	5,453,839	5,417,725
Total Assets	$504,753,533	$510,446,797

LIABILITIES
Convertible Notes	$38,647,000	$38,647,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: 2015 - $3,362,714; 2014 - $3,512,407)	143,987,286	143,837,593
Payable for open trades	11,952,000	18,293,725
Accounts payable and accrued expenses	1,606,701	2,274,150
Accrued interest payable	850,932	1,566,255
Due to affiliates	2,386,179	31,000
Shareholder distribution payable	—	9,080,373
Total Liabilities	240,830,098	255,130,096

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 36,859,957 and 36,775,127 common shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	368,600	367,751
Capital in excess of par value	363,345,425	362,411,830
Excess distribution of net investment income	(19,072,917)	(25,579,865)
Accumulated net realized losses	(75,439,778)	(75,512,134)
Net unrealized depreciation on investments	(5,277,895)	(6,370,881)
Total Stockholders' Equity	263,923,435	255,316,701
Total Liabilities and Stockholders' Equity	$504,753,533	$510,446,797
NET ASSET VALUE PER COMMON SHARE	$7.16	$6.94

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Investment Income:
Interest from investments in debt securities	$6,197,828	$5,247,236
Interest from cash and time deposits	701	786
Investment income on CLO Fund Securities managed by affiliates	4,340,143	2,822,378
Investment income on CLO Fund Securities managed by non-affiliates	227,679	319,414
Dividends from Asset Manager Affiliates	1,413,975	1,378,466
Capital structuring service fees	161,803	227,083
Total investment income	12,342,129	9,995,363
Expenses:
Interest and amortization of debt issuance costs	2,967,187	2,990,166
Compensation	1,072,822	1,262,437
Professional fees	1,171,441	671,210
Insurance	112,439	135,961
Administrative and other	511,292	468,283
Total expenses	5,835,181	5,528,057
Net Investment Income	6,506,948	4,467,306
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains from investment transactions	72,356	309,581
Net change in unrealized (depreciation) appreciation on:
Debt securities	1,250,211	(603,315)
Equity securities	(56,123)	(327,661)
CLO Fund Securities managed by affiliates	(658,871)	933,828
CLO Fund Securities managed by non-affiliates	73,744	(340,705)
Asset Manager Affiliates investments	484,025	(997,444)
Total net change in unrealized (depreciation) appreciation	1,092,986	(1,335,297)
Net realized and unrealized (depreciation) appreciation on investments	1,165,342	(1,025,716)
Net Increase In Stockholders’ Equity Resulting From Operations	$7,672,290	$3,441,590
Net Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.21	$0.10
Diluted:	$0.20	$0.10
Net Investment Income Per Common Share:
Basic:	$0.18	$0.13
Diluted:	$0.18	$0.13
Weighted Average Shares of Common Stock Outstanding—Basic	36,834,266	33,337,967
Weighted Average Shares of Common Stock Outstanding—Diluted	36,843,382	33,349,916

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2015	2014

Operations:
Net investment income	$6,506,948	$4,467,306
Net realized gains (losses) from investment transactions	72,356	309,581
Net change in unrealized (depreciation) appreciation on investments	1,092,986	(1,335,297)
Net increase in net assets resulting from operations	7,672,290	3,441,590

Stockholder distributions:
Distributions of ordinary income	—	35,535
Net decrease in net assets resulting from stockholder distributions	—	35,535

Capital transactions:
Issuance of common stock for:
Dividend reinvestment plan	579,913	68,043
Stock based compensation	354,531	187,750
Net increase in net assets resulting from capital transactions	934,444	255,793
Net assets at beginning of period	255,316,701	250,369,693

Net assets at end of period (including undistributed net investment income of $0 in 2015 and $0 in 2014)	$263,923,435	$254,102,611
Net asset value per common share	$7.16	$7.62
Common shares outstanding at end of period	36,859,957	33,340,607

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES:
Net increase in stockholder's equity resulting from operations	$7,672,290	$3,441,590
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash (used in) provided by in operations:
Net realized (gains) losses on investment transactions	(72,356)	(309,581)
Net change in unrealized (appreciation) depreciation on investments	(1,092,986)	1,335,297
Purchases of investments	(20,176,406)	(29,053,979)
Proceeds from sales and redemptions of investments	10,822,846	37,218,653
Net accretion of discount on debt securities	2,930,687	2,247,339
Amortization of original issue discount on indebtedness	149,693	108,877
Amortization of debt issuance costs	295,455	275,889
Payment-in-kind interest income	(346,395)	152,855
Amortization of stock-based compensation expense	354,531	187,750
Changes in operating assets and liabilities:
Increase (decrease) in payable for open trades	(6,341,725)	3,980,000
Increase in receivable for open trades	—	(6,972,467)
Increase in interest and dividends receivable	(440,288)	(159,703)
Decrease in accounts receivable	—	125,259
Increase in other assets	(331,533)	(496,827)
Increase in due from affiliates	(958,341)	—
Increase in due to affiliates	2,355,179	—
Decrease in accounts payable and accrued expenses	(1,382,772)	(2,224,782)
Net cash (used in) provided by operating activities	(6,562,121)	9,856,170

FINANCING ACTIVITIES:
Distributions to stockholders	(8,500,480)	(8,229,454)
Increase (Decrease) in restricted cash	15,363,358	(1,782,643)
Net cash provided by (used in) financing activities	6,862,878	(10,012,097)

CHANGE IN CASH	300,757	(155,927)
CASH, BEGINNING OF PERIOD	1,220,798	3,433,675
CASH, END OF PERIOD	$1,521,555	$3,277,748

Supplemental Information:
Interest paid during the period	$3,237,329	$3,572,753
Dividends paid during the period under the dividend reinvestment plan	$579,913	$68,043

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2015

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
4L Technologies Inc. (fka Clover Holdings, Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	$2,786,000	$2,762,266	$2,692,390

Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Durable	First Lien Bond — 10.5% - 06/2019 - 00753CAE2 10.5% Cash, Due 6/19	3,000,000	2,967,369	2,580,000

Advantage Sales & Marketing Inc.[9] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,307	1,003,540

Alaska Communications Systems Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 10/16	1,309,993	1,307,890	1,310,126

Alere Inc. (fka IM US Holdings, LLC)[11] Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/17	2,351,590	2,349,006	2,358,939

AmSurg Corp.[11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,984,962	2,984,962	2,995,992

Anaren, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,975,000	1,958,328	1,975,000

Asurion, LLC (fka Asurion Corporation)[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	1,907,705	1,920,804	1,915,784

AZ Chem US Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 6/21	460,274	458,230	461,745

Bankruptcy Management Solutions, Inc.[9] Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	695,795	695,795	634,774

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
BarBri, Inc. (Gemini Holdings, Inc.)[9,11] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	$2,872,500	$2,862,151	$2,869,053

BBB Industries US Holdings, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	3,000,000	2,943,430	3,005,625

Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	2,233,881	2,225,420	2,197,469

Blue Coat Systems, Inc.[9,11] High Tech Industries	Senior Secured Loan — New Term Loan 4.0% Cash, 1.0% Libor Floor, Due 5/19	466,453	467,710	466,940

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,513,639	1,485,000

CCS Intermediate Holdings, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,985,000	2,971,429	2,947,688

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,979,950	2,973,574	2,996,190

Charter Communications Operating, LLC (aka CCO Safari LLC)[11] Media: Broadcasting & Subscription	Senior Secured Loan — Term G Loan 4.3% Cash, 0.8% Libor Floor, Due 9/21	3,000,000	3,021,583	3,029,175

Checkout Holding Corp. (fka Catalina Marketing)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	992,500	988,220	870,090

Consolidated Communications, Inc.[11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,984,887	2,995,545	3,001,214

CRGT Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	2,981,250	2,923,930	2,978,269

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,257,047	10,257,047	10,470,393

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Crowne Group, LLC[9,11] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	$3,980,000	$3,925,109	$3,884,480

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,015,737	2,857,500

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/20	2,616,742	2,615,868	2,616,742

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,992,500	2,963,902	3,022,425

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 09/2019 – PIK Note 0.0% Cash, 16.0% PIK, Due 9/19	3,590,248	3,368,751	3,482,540

DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 09/2019 - Senior Subordinated Note 12.0% Cash, 4.0% PIK, Due 9/19	4,347,911	4,330,633	4,295,736

DJO Finance LLC (ReAble Therapeutics Fin LLC)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — New Tranche B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 9/17	2,058,377	2,058,377	2,066,610

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,494,861	2,500,000

ELO Touch Solutions, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,726,036	1,678,577	1,670,457

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,983,007	3,935,000

Fender Musical Instruments Corporation[9,11] Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,846,934	1,856,268	1,847,118

FHC Health Systems, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,407,143	3,374,391	3,411,231

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	$2,796,448	$2,761,682	$2,822,176

First Data Corporation[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 New Dollar Term Loan 3.7% Cash, Due 3/18	500,000	494,440	500,500

Getty Images, Inc.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,179,590	2,183,139	1,845,295

GK Holdings, Inc. (aka Global Knowledge)[9] Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,470,638	1,470,000

GK Holdings, Inc. (aka Global Knowledge)[9,11] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,493,750	2,469,432	2,499,984

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,938,349	3,880,800

Grande Communications Networks LLC[9,11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,930,053	3,934,658	3,928,481

Grifols Worldwide Operations Limited[11] Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loan 3.2% Cash, Due 2/21	2,984,925	2,963,642	2,985,432

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,940,000	2,906,621	2,940,000

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,902,001	7,105,000

Gymboree Corporation., The[9,11] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,394,907	1,086,463

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,930,662	2,909,856	2,934,179

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	$3,346,875	$3,323,417	$3,377,214

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,453,125	1,447,375	1,462,934

Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,973,785	1,987,500

Hoffmaster Group, Inc.[9,11] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,970,000	3,936,052	3,994,813

Hunter Defense Technologies, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,925,000	2,899,268	2,953,080

Integra Telecom Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term B Loan 5.3% Cash, 1.3% Libor Floor, Due 2/19	2,984,772	2,973,885	2,988,503

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 12.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	247,636	228,563	1,000

Kellermeyer Bergensons Services, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,995,000	1,976,185	1,990,013

Key Safety Systems, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,492,500	1,485,665	1,501,365

Kinetic Concepts, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.5% Cash, 1.0% Libor Floor, Due 5/18	2,984,886	2,977,946	2,999,811

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,447,675	3,455,727	3,448,020

MB Aerospace ACP Holdings III Corp.[9,11] Aerospace and Defense	Senior Secured Loan — Dollar Term Loan 5.0% Cash, 1.0% Libor Floor, Due 5/19	3,930,000	3,902,669	3,929,214

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Media General, Inc.[11] Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.3% Cash, 1.0% Libor Floor, Due 7/20	$2,938,272	$2,941,805	$2,955,901

Medical Specialties Distributors, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,950,000	3,919,145	3,845,325

Millennium Health, LLC (fka Millennium Laboratories, LLC)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Tranche B Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,984,962	2,984,962	3,011,081

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,083,333	2,062,834	2,062,500

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	1,916,667	1,897,807	1,897,500

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	997,500	988,426	968,373

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,000,000	1,972,319	1,920,000

Nielsen & Bainbrige, LLC[9,11] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	2,992,500	2,965,279	2,905,119

Novetta, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 10/20	2,736,250	2,710,440	2,708,340

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,11] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	987,538	978,870	936,778

Onex Carestream Finance LP9 Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,932,794

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Onex Carestream Finance LP9, 11 Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	$1,935,755	$1,941,952	$1,945,163

Orbitz Worldwide, Inc.[11] Hotel, Gaming & Leisure	Senior Secured Loan — Tranche C Term Loan 4.5% Cash, 1.0% Libor Floor, Due 4/21	2,819,576	2,819,576	2,827,950

Otter Products, LLC (OtterBox Holdings, Inc.)[9,11] Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,984,962	2,962,089	2,895,712

Ozburn-Hessey Holding Company LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 5/19	3,503,511	3,495,769	3,537,145

PGX Holdings, Inc.[9,11] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	3,950,000	3,913,683	3,959,875

Post Holdings, Inc.[11] Beverage, Food and Tobacco	Senior Secured Loan — Series A Incremental Term Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	2,984,962	2,977,910	2,995,335

PQ Corporation[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — 2014 Term Loan 4.0% Cash, 1.0% Libor Floor, Due 8/17	2,984,733	2,984,733	2,979,136

PSC Industrial Holdings Corp.[9,11] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	1,995,000	1,975,993	2,011,958

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	895,364	896,481	895,364

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	2,686,092	2,677,062	2,686,092

QoL Meds, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/20	497,500	495,307	483,023

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	$3,970,000	$3,944,386	$3,837,005

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Delayed Draw 10.0% Cash, 1.5% PIK, Due 6/18	2,011,110	2,011,110	2,011,110

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Subordinated Term Loan 10.0% Cash, 1.5% PIK, Due 6/18	8,093,672	8,093,672	8,093,672

Reynolds Group Holdings Inc.[9,11] Containers, Packaging and Glass	Senior Secured Loan — Incremental U.S. Term Loan 4.5% Cash, 1.0% Libor Floor, Due 12/18	2,916,649	2,916,649	2,933,055

Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,645,367	6,569,350

Rovi Solutions Corporation / Rovi Guides, Inc.[11] High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,984,962	2,948,543	2,984,664

Sandy Creek Energy Associates, L.P.[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,837,361	2,825,948	2,832,807

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	2,185,755	2,171,061	2,185,755

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	3,431,840	3,424,174	3,431,840

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 6/19	2,861,935	2,841,682	2,856,211

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,882,654	3,860,392	3,764,718

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Tank Partners Holdings, LLC[9] Energy: Oil & Gas	Senior Secured Loan — Loan 9.8% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	$10,477,484	$10,314,187	$9,953,609

TPF II Power, LLC (TPF II Covert Midco, LLC)[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	2,992,500	3,018,385	3,000,879

Trimaran Advisors, L.L.C.[9,10] Portfolio Company Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	989,084	960,000

TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	1,003,825	888,750

TWCC Holding Corp.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, 0.8% Libor Floor, Due 2/17	888,574	891,750	854,617

Univar Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, 1.5% Libor Floor, Due 6/17	2,887,053	2,882,840	2,886,851

USJ-IMECO Holding Company, LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,960,000	3,943,208	3,960,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Value[2]
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)[11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	$1,703,545	1,707,601	1,713,127

Verdesian Life Sciences, LLC[9] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	962,525	949,834	937,018

Verdesian Life Sciences, LLC[9,11] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,179,987	3,139,235	3,095,717

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11] Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	3,012,690	2,993,506	3,020,222

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	2,964,755	2,942,630	2,964,755

Weiman Products, LLC[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	3,953,007	3,924,193	3,953,007

WideOpenWest Finance, LLC[9] Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, 1.0% Libor Floor, Due 4/19	2,947,368	2,962,880	2,954,280

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	5,000,000	4,996,959	5,000,000

WireCo WorldGroup Inc. [9,11] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	3,000,000	2,998,175	3,000,000

Total Investment in Debt Securities (121% of net asset value at fair value)		$323,806,894	$321,962,047	$320,470,495

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	659,435

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Common Stock 2013	0.8%	314,325	540,619

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	593,555

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	1,008,240

eInstruction Acquisition, LLC[5,9] Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,5] Capital Equipment	Class A Shares	1,500	1,500,000	2,237,566

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value[2]
Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	$1,000,000	$891,000

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Unit	5.8%	980,000	546,095

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Warrants	1.3%	185,205	131,448

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,452,600

Total Investment in Equity Securities (3% of net asset value at fair value)			$8,828,812	$8,063,558

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$2,534,223	$515,049
Katonah III, Ltd.[3]	Preferred Shares	23.1%	1,160,437	350,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	3,613,232	1,000
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	2,689,907	20,000
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	1,244,315	525,102
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	8,887,506	4,739,933
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	23,553,162	25,101,770
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	4,276	250,000
Trimaran CLO V, Ltd.[3,6]	Subordinate Notes	20.8%	1,345,117	1,802,607
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	39,078	50,000
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	1,353,943	2,088,764
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	7,717,181	5,753,784
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes	23.5%	7,200,636	7,531,200
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes	24.9%	10,075,468	8,545,844
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	1,787,454	2,532,725
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes	24.9%	9,299,928	8,543,700
Catamaran CLO 2015-1 Ltd.[3,6]	Subordinated Notes	24.0%	11,952,000	11,952,000

Total Investment in CLO Subordinated Securities			$94,457,863	$80,303,478

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value[2]
Catamaran CLO 2012-1 Ltd.[3,6]	Float - 12/2023 - F - 14889CAE0	42.9%	$3,935,339	$4,180,000
Catamaran CLO 2014-1 Ltd.[3,6]	Float - 04/2026 - E - 14889FAC7	15.1%	1,419,685	1,370,000

Total Investment in CLO Rated-Note			$5,355,024	$5,550,000

Total Investment in CLO Fund Securities (33% of net asset value at fair value)			$99,812,887	$85,853,478

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$59,006,651	$71,524,000

Total Investment in Asset Manager Affiliates (27% of net asset value at fair value)			$59,006,651	$71,524,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par /Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$249,154	$249,154

US Bank Money Market Account[9]	Money Market Account	0.02%	1,480,421	1,480,421

Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			$1,729,575	$1,729,575

Total Investments (185% of net asset value at fair value)			$491,339,972	$487,641,106

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2015. As noted in the table above, 75% (based on par) of debt securities contain LIBOR floors which range between .75% and 3.00%.
[2]	Reflects the fair market value of all investments as of March 31, 2015, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $509 million. The aggregate gross unrealized appreciation is approximately $17 million, the aggregate gross unrealized depreciation is approximately $38 million, and the net unrealized depreciation is approximately $21 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	Affiliated portfolio company.
[11]	As of March 31, 2015, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of December 31, 2014

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
4L Technologies Inc. (fka Clover Holdings, Inc.)[9,11]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	5.5% Cash, 1.0% Libor Floor, Due 5/20	$2,793,000	$2,768,057	$2,723,175

Advanced Lighting Technologies, Inc.[9,11]	First Lien Bond —
Consumer goods: Durable	10.5% Cash, Due 6/19	3,000,000	2,962,507	2,580,000

Advantage Sales & Marketing Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Services: Business	7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,384	992,000

Alaska Communications Systems Holdings, Inc.[9,11]	Senior Secured Loan — Term Loan
Telecommunications	6.3% Cash, 1.5% Libor Floor, Due 10/16	5,200,227	5,193,935	5,200,227

Alere Inc. (fka IM US Holdings, LLC)[11]	Senior Secured Loan — B Term Loan
Healthcare & Pharmaceuticals	4.3% Cash, 1.0% Libor Floor, Due 6/17	2,992,277	2,988,629	2,972,947

AmSurg Corp.[11]	Senior Secured Loan — Initial Term Loan
Healthcare & Pharmaceuticals	3.8% Cash, 0.8% Libor Floor, Due 7/21	2,992,481	2,992,481	2,975,020

Anaren, Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
Aerospace and Defense	5.5% Cash, 1.0% Libor Floor, Due 2/21	1,980,000	1,962,587	1,955,250

Asurion, LLC (fka Asurion Corporation)[9,11]	Senior Secured Loan — Incremental Tranche B-1 Term Loan
Banking, Finance, Insurance & Real Estate	5.0% Cash, 1.3% Libor Floor, Due 5/19	1,917,430	1,932,331	1,896,549

AZ Chem US Inc.[9,11]	Senior Secured Loan — Initial Term Loan (First Lien)
Chemicals, Plastics and Rubber	4.5% Cash, 1.0% Libor Floor, Due 6/21	467,123	464,966	457,977

Bankruptcy Management Solutions, Inc.[9]	Senior Secured Loan — Term B Loan
Services: Business	7.0% Cash, 1.0% Libor Floor, Due 6/18	700,227	700,227	624,463

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
BarBri, Inc. (Gemini Holdings, Inc.)[9,11]	Senior Secured Loan — Term Loan
Services: Consumer	4.5% Cash, 1.0% Libor Floor, Due 7/19	$2,872,500	$2,861,557	$2,835,158

BBB Industries US Holdings, Inc.[9,11]	Senior Secured Loan — Initial Term Loan (First Lien)
Automotive	6.0% Cash, 1.0% Libor Floor, Due 11/21	3,000,000	2,941,316	2,985,000

Bellisio Foods, Inc. [9,11]	Senior Secured Loan — U.S. Term B Loans
Beverage, Food and Tobacco	5.3% Cash, 1.0% Libor Floor, Due 8/19	2,239,551	2,230,586	2,235,071

Blue Coat Systems, Inc.[9,11]	Senior Secured Loan — New Term Loan
High Tech Industries	4.0% Cash, 1.0% Libor Floor, Due 5/19	467,636	468,971	456,530

Carolina Beverage Group LLC[9]	Senior Secured Bond —
Beverage, Food and Tobacco	10.6% Cash, Due 8/18	1,500,000	1,515,584	1,552,500

CCS Intermediate Holdings, LLC[9,11]	Senior Secured Loan — Initial Term Loan (First Lien)
Healthcare & Pharmaceuticals	5.0% Cash, 1.0% Libor Floor, Due 7/21	2,992,500	2,978,364	2,940,131

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,11]	Senior Secured Loan — Term Loan
Media: Advertising, Printing & Publishing	7.0% Cash, 1.0% Libor Floor, Due 3/20	2,987,475	2,980,768	2,963,829

Charter Communications Operating, LLC (aka CCO Safari LLC)[11]	Senior Secured Loan — Term G Loan
Media: Broadcasting & Subscription	4.3% Cash, 0.8% Libor Floor, Due 9/21	3,000,000	3,022,408	3,022,980

Checkout Holding Corp.[9,11]	Senior Secured Loan — Term B Loan (First Lien)
Media: Advertising, Printing & Publishing	4.5% Cash, 1.0% Libor Floor, Due 4/21	995,000	990,534	951,474

Consolidated Communications, Inc.[11]	Senior Secured Loan — Initial Term Loan
Telecommunications	4.3% Cash, 1.0% Libor Floor, Due 12/20	2,992,443	3,003,588	2,976,538

CRGT Inc.[9,11]	Senior Secured Loan — Term Loan
High Tech Industries	7.5% Cash, 1.0% Libor Floor, Due 12/20	3,000,000	2,940,000	2,955,000

Crowley Holdings Preferred, LLC[9]	Preferred Stock —
Transportation: Cargo	10.0% Cash, 2.0% PIK, Due 12/49	10,206,016	10,206,016	10,418,302

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Crowne Group, LLC[9,11]	Senior Secured Loan — Term Loan (First Lien)
Automotive	6.0% Cash, 1.0% Libor Floor, Due 9/20	$3,990,000	$3,932,506	$3,838,779

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9]	Junior Secured Loan — Term Loan (Second Lien)
Beverage, Food and Tobacco	8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,016,357	2,910,000

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9,11]	Senior Secured Loan — Term Loan (First Lien)
Beverage, Food and Tobacco	5.0% Cash, 1.0% Libor Floor, Due 7/20	2,623,371	2,622,454	2,570,903

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.)[9,11]	Senior Secured Loan — Initial Term Loan
Healthcare & Pharmaceuticals	6.0% Cash, 1.0% Libor Floor, Due 12/21	3,000,000	2,970,271	2,988,750

DBI Holding LLC[9]	Senior Unsecured Bond —
Services: Business	13.0% PIK, Due 9/19	3,457,795	3,221,771	3,386,218

DBI Holding LLC[9]	Senior Subordinated Bond —
Services: Business	12.0% Cash, 1.0% PIK, Due 9/19	4,314,949	4,295,544	4,240,301

DJO Finance LLC (ReAble Therapeutics Fin LLC)[9,11]	Senior Secured Loan — New Tranche B Term Loan
Healthcare & Pharmaceuticals	4.3% Cash, 1.0% Libor Floor, Due 9/17	2,063,574	2,063,574	2,022,303

Drew Marine Group Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Transportation: Cargo	8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,494,654	2,523,250

ELO Touch Solutions, Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
High Tech Industries	8.0% Cash, 1.5% Libor Floor, Due 6/18	1,726,036	1,677,698	1,642,496

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9]	Junior Secured Loan — Term Loan (Second Lien)
Environmental Industries	8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,982,390	4,033,200

Fender Musical Instruments Corporation[9,11]	Senior Secured Loan — Initial Loan
Consumer goods: Durable	5.8% Cash, 1.3% Libor Floor, Due 4/19	2,002,536	2,012,321	1,982,110

FHC Health Systems, Inc.[9,11]	Senior Secured Loan — Initial Term Loan
Healthcare & Pharmaceuticals	5.0% Cash, 1.0% Libor Floor, Due 12/21	3,407,143	3,373,191	3,381,589

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
First American Payment Systems, L.P.[9]	Junior Secured Loan — Term Loan (Second Lien)
Banking, Finance, Insurance & Real Estate	10.8% Cash, 1.3% Libor Floor, Due 4/19	$2,796,448	$2,759,556	$2,782,466

First Data Corporation[9,11]	Senior Secured Loan — 2018 New Dollar Term Loan
Banking, Finance, Insurance & Real Estate	3.7% Cash, Due 3/18	1,000,000	968,906	982,190

Getty Images, Inc.[9,11]	Senior Secured Loan — Initial Term Loan
Media: Advertising, Printing & Publishing	4.8% Cash, 1.3% Libor Floor, Due 10/19	2,185,164	2,187,551	2,012,165

Global Tel*Link Corporation[9]	Junior Secured Loan — Term Loan (Second Lien)
Telecommunications	9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,935,659	3,889,200

Grande Communications Networks LLC[9,11]	Senior Secured Loan — Initial Term Loan
Telecommunications	4.5% Cash, 1.0% Libor Floor, Due 5/20	3,940,040	3,944,690	3,938,464

Grifols Worldwide Operations Limited[11]	Senior Secured Loan — U.S. Tranche B Term Loam
Healthcare & Pharmaceuticals	3.2% Cash, Due 2/21	2,992,462	2,970,236	2,956,298

Grupo HIMA San Pablo, Inc.[9]	Senior Secured Loan — Term B Loan (First Lien)
Healthcare & Pharmaceuticals	8.5% Cash, 1.5% Libor Floor, Due 1/18	2,947,500	2,911,129	2,947,500

Grupo HIMA San Pablo, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Healthcare & Pharmaceuticals	13.8% Cash, Due 7/18	7,000,000	6,894,754	7,105,000

Gymboree Corporation., The[9,11]	Senior Secured Loan — Term Loan
Retail	5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,390,786	935,563

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11]	Senior Secured Loan — Initial Term Loan
Media: Broadcasting & Subscription	5.3% Cash, 1.0% Libor Floor, Due 6/19	2,930,662	2,908,645	2,928,611

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11]	Senior Secured Loan — Tranche B-3 Term Loan
Media: Advertising, Printing & Publishing	7.0% Cash, 1.5% Libor Floor, Due 5/18	3,368,750	3,343,813	3,385,594

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11]	Senior Secured Loan — Tranche B-4 Term Loan
Media: Advertising, Printing & Publishing	6.0% Cash, 1.0% Libor Floor, Due 8/19	1,462,500	1,456,384	1,458,661

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Hoffmaster Group, Inc.[9]	Junior Secured Loan — Initial Term Loan (Second Lien)
Forest Products & Paper	10.0% Cash, 1.0% Libor Floor, Due 5/21	$2,000,000	$1,972,727	$1,999,000

Hoffmaster Group, Inc.[9,11]	Senior Secured Loan — Initial Term Loan (First Lien)
Forest Products & Paper	5.3% Cash, 1.0% Libor Floor, Due 5/20	3,980,000	3,944,324	3,943,523

Hunter Defense Technologies, Inc.[9,11]	Senior Secured Loan — Term Loan (First Lien)
Aerospace and Defense	6.5% Cash, 1.0% Libor Floor, Due 8/19	2,962,500	2,934,961	2,988,866

Integra Telecom Holdings, Inc.[9,11]	Senior Secured Loan — Term B Loan
Telecommunications	5.3% Cash, 1.3% Libor Floor, Due 2/19	2,992,386	2,981,164	2,919,461

International Architectural Products, Inc.[7,9]	Senior Secured Loan — Term Loan
Metals & Mining	Due 5/15	247,636	228,563	1,000

Kellermeyer Bergensons Services, LLC[9]	Senior Secured Loan — Initial Term Loan (First Lien)
Services: Business	6.0% Cash, 1.0% Libor Floor, Due 10/21	2,000,000	1,980,432	1,990,000

Key Safety Systems, Inc.[9,11]	Senior Secured Loan — Initial Term Loan
Automotive	4.8% Cash, 1.0% Libor Floor, Due 8/21	1,496,250	1,489,134	1,488,769

Kinetic Concepts, Inc.[9,11]	Senior Secured Loan — Dollar Term E-1 Loan
Healthcare & Pharmaceuticals	4.0% Cash, 1.0% Libor Floor, Due 5/18	2,992,443	2,984,962	2,956,279

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11]	Senior Secured Loan — New Term Loan (First Lien)
High Tech Industries	5.0% Cash, 1.0% Libor Floor, Due 2/20	3,456,381	3,464,859	3,451,197

MB Aerospace ACP Holdings III Corp.[9,11]	Senior Secured Loan — Dollar Term Loan
Aerospace and Defense	5.0% Cash, 1.0% Libor Floor, Due 5/19	3,940,000	3,910,979	3,939,212

Media General, Inc.[11]	Senior Secured Loan — Term B Loan
Media: Broadcasting & Subscription	4.3% Cash, 1.0% Libor Floor, Due 7/20	3,000,000	3,003,750	2,972,805

Medical Specialties Distributors, LLC[9,11]	Senior Secured Loan — Term Loan
Healthcare & Pharmaceuticals	6.5% Cash, 1.0% Libor Floor, Due 12/19	3,960,000	3,927,435	3,804,372

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Millennium Health, LLC (fka Millennium Laboratories, LLC)[9,11]	Senior Secured Loan — Tranche B Term Loan
Healthcare & Pharmaceuticals	5.3% Cash, 1.0% Libor Floor, Due 4/21	$2,992,481	$2,992,481	$2,985,000

Nielsen & Bainbrige, LLC[9]	Senior Secured Loan — Term Loan (First Lien)
Consumer goods: Durable	6.0% Cash, 1.0% Libor Floor, Due 8/20	1,000,000	990,487	963,200

Nielsen & Bainbrige, LLC[9]	Junior Secured Loan — Term Loan (Second Lien)
Consumer goods: Durable	10.3% Cash, 1.0% Libor Floor, Due 8/21	2,000,000	1,971,249	1,920,000

Nielsen & Bainbrige, LLC[9,11]	Senior Secured Loan — Term Loan (First Lien)
Consumer goods: Durable	6.0% Cash, 1.0% Libor Floor, Due 8/20	3,000,000	2,971,460	2,889,600

Novetta, LLC[9]	Senior Secured Loan — Initial Term Loan
Services: Business	6.0% Cash, 1.0% Libor Floor, Due 10/20	2,743,125	2,716,093	2,743,125

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,11]	Senior Secured Loan — Tranche B-2 Term Loan (First Lien)
Services: Business	7.5% Cash, 1.3% Libor Floor, Due 7/20	990,019	980,923	950,418

Onex Carestream Finance LP9	Junior Secured Loan — Term Loan (Second Lien)
Healthcare & Pharmaceuticals	9.5% Cash, 1.0% Libor Floor, Due 12/19	2,000,000	2,000,000	1,992,920

Onex Carestream Finance LP9, 11	Senior Secured Loan — Term Loan (First Lien 2013)
Healthcare & Pharmaceuticals	5.0% Cash, 1.0% Libor Floor, Due 6/19	1,973,333	1,980,022	1,969,219

Orbitz Worldwide, Inc.[11]	Senior Secured Loan — Tranche C Term Loan
Hotel, Gaming & Leisure	4.5% Cash, 1.0% Libor Floor, Due 4/21	2,992,481	2,992,481	2,961,315

Otter Products, LLC (OtterBox Holdings, Inc.)[9,11]	Senior Secured Loan — Term B Loan
Consumer goods: Durable	5.8% Cash, 1.0% Libor Floor, Due 6/20	2,992,481	2,968,458	2,966,297

Ozburn-Hessey Holding Company LLC[9,11]	Senior Secured Loan — Term Loan
Transportation: Cargo	6.8% Cash, 1.3% Libor Floor, Due 5/19	3,512,426	3,503,687	3,544,389

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
PGX Holdings, Inc.[9,11]	Senior Secured Loan — Initial Term Loan (First Lien)
Services: Consumer	6.3% Cash, 1.0% Libor Floor, Due 9/20	$3,975,000	$3,936,815	$3,917,363

Post Holdings, Inc.[11]	Senior Secured Loan — Series A Incremental Term Loan
Beverage, Food and Tobacco	3.8% Cash, 0.8% Libor Floor, Due 6/21	2,992,481	2,985,129	2,983,130

PQ Corporation[9,11]	Senior Secured Loan — 2014 Term Loan
Chemicals, Plastics and Rubber	4.0% Cash, 1.0% Libor Floor, Due 8/17	2,992,366	2,992,366	2,943,740

PSC Industrial Holdings Corp.[9,11]	Senior Secured Loan — Term Loan (First Lien)
Environmental Industries	7.0% Cash, 1.0% Libor Floor, Due 12/20	2,000,000	1,980,119	1,980,000

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9]	Senior Secured Loan — Initial Term Loan
Media: Broadcasting & Subscription	5.5% Cash, 1.0% Libor Floor, Due 7/18	909,069	910,287	909,069

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9,11]	Senior Secured Loan — Initial Term Loan
Media: Broadcasting & Subscription	5.5% Cash, 1.0% Libor Floor, Due 7/18	2,727,206	2,717,359	2,727,206

QoL Meds, LLC[9,11]	Senior Secured Loan — Term Loan
Healthcare & Pharmaceuticals	5.5% Cash, 1.0% Libor Floor, Due 7/20	498,750	496,449	480,296

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,11]	Senior Secured Loan — Term Loan A
Healthcare & Pharmaceuticals	6.0% Cash, 1.0% Libor Floor, Due 5/20	3,980,000	3,953,083	3,786,174

Restorix Health, Inc.[9]	Senior Unsecured Loan — Delayed Draw
Healthcare & Pharmaceuticals	10.0% Cash, 1.5% PIK, Due 6/18	2,003,587	2,003,587	2,003,587

Restorix Health, Inc.[9]	Senior Unsecured Loan — Subordinated Term Loan
Healthcare & Pharmaceuticals	10.0% Cash, 1.5% PIK, Due 6/18	8,063,397	8,063,397	8,063,397

Reynolds Group Holdings Inc.[9,11]	Senior Secured Loan — Incremental U.S. Term Loan
Containers, Packaging and Glass	4.0% Cash, 1.0% Libor Floor, Due 12/18	2,992,443	2,992,443	2,946,734

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Roscoe Medical, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Healthcare & Pharmaceuticals	11.3% Cash, Due 9/19	$6,700,000	$6,642,367	$6,499,000

Rovi Solutions Corporation / Rovi Guides, Inc.[11]	Senior Secured Loan — Term B Loan
High Tech Industries	3.8% Cash, 0.8% Libor Floor, Due 7/21	2,992,481	2,954,531	2,936,387

Safenet, Inc.[9,11]	Senior Secured Loan — Initial Term Loan (First Lien)
High Tech Industries	6.8% Cash, 1.0% Libor Floor, Due 3/20	2,977,500	2,951,435	2,977,500

Sandy Creek Energy Associates, L.P.[9,11]	Senior Secured Loan — Term Loan
Utilities: Electric	5.0% Cash, 1.0% Libor Floor, Due 11/20	2,844,544	2,832,599	2,794,053

SGF Produce Holding Corp.(Frozsun, Inc.)[9]	Senior Secured Loan — Term Loan
Beverage, Food and Tobacco	5.5% Cash, 1.0% Libor Floor, Due 3/19	2,191,289	2,175,642	2,191,289

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11]	Senior Secured Loan — Term Loan
Beverage, Food and Tobacco	5.5% Cash, 1.0% Libor Floor, Due 3/19	3,440,528	3,429,224	3,440,528

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11]	Senior Secured Loan — Term Loan
Environmental Industries	6.8% Cash, 1.3% Libor Floor, Due 6/19	2,861,935	2,840,504	2,858,501

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11]	Senior Secured Loan — Tranche B Term Loan
Consumer goods: Non-durable	5.5% Cash, 1.3% Libor Floor, Due 3/20	3,910,711	3,887,178	3,656,515

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Tank Partners Holdings, LLC[9]	Senior Secured Loan — Loan
Energy: Oil & Gas	9.8% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	$10,385,331	$10,212,907	$9,866,065

TPF II Power, LLC (TPF II Covert Midco, LLC)[9,11]	Senior Secured Loan — Term Loan
Utilities: Electric	5.5% Cash, 1.0% Libor Floor, Due 10/21	3,000,000	3,026,933	3,009,375

Trimaran Advisors, L.L.C.[9,12]	Senior Unsecured Loan — Revolving Credit Facility
Portfolio Company Loan	9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

TRSO I, Inc.[9]	Junior Secured Loan — Term Loan (Second Lien)
Energy: Oil & Gas	11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	988,097	961,300

TWCC Holding Corp.[9]	Junior Secured Loan — Term Loan (Second Lien)
Media: Broadcasting & Subscription	7.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	1,004,005	961,670

TWCC Holding Corp.[9,11]	Senior Secured Loan — Term Loan
Media: Broadcasting & Subscription	3.5% Cash, 0.8% Libor Floor, Due 2/17	906,653	910,624	887,060

Univar Inc.[9,11]	Senior Secured Loan — Term B Loan
Chemicals, Plastics and Rubber	5.0% Cash, 1.5% Libor Floor, Due 6/17	2,894,577	2,890,893	2,808,536

USJ-IMECO Holding Company, LLC[9,11]	Senior Secured Loan — Term Loan
Transportation: Cargo	7.0% Cash, 1.0% Libor Floor, Due 4/20	3,970,000	3,952,343	3,970,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)[11]	Senior Secured Loan — Term B Loan
Banking, Finance, Insurance & Real Estate	3.8% Cash, 0.8% Libor Floor, Due 6/21	$1,994,987	$1,999,927	$1,978,160

Verdesian Life Sciences, LLC[9]	Senior Secured Loan — Initial Term Loan
Environmental Industries	6.0% Cash, 1.0% Libor Floor, Due 7/20	975,012	961,553	938,547

Verdesian Life Sciences, LLC[9,11]	Senior Secured Loan — Initial Term Loan
Environmental Industries	6.0% Cash, 1.0% Libor Floor, Due 7/20	3,221,243	3,178,026	3,100,769

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11]	Senior Secured Loan — Term Loan
Retail	5.3% Cash, 1.0% Libor Floor, Due 9/21	2,866,953	2,843,300	2,838,284

Weiman Products, LLC[9]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	6.3% Cash, 1.0% Libor Floor, Due 11/18	2,972,255	2,948,574	2,972,255

Weiman Products, LLC[9,11]	Senior Secured Loan — Term Loan
Consumer goods: Non-durable	6.3% Cash, 1.0% Libor Floor, Due 11/18	3,963,007	3,932,167	3,963,007

WideOpenWest Finance, LLC[9]	Senior Secured Loan — Term B Loan
Telecommunications	4.8% Cash, 1.0% Libor Floor, Due 4/19	2,954,887	2,971,397	2,941,974

WireCo WorldGroup Inc. [9]	Senior Unsecured Bond —
Capital Equipment	9.0% Cash, Due 5/17	5,000,000	4,991,504	5,000,000

WireCo WorldGroup Inc. [9,11]	Senior Unsecured Bond —
Capital Equipment	9.0% Cash, Due 5/17	3,000,000	2,994,903	3,000,000

Total Investment in Debt Securities (125% of net asset value at fair value)		$324,808,055	$322,884,934	$320,143,170

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9]
Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9]
Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	648,764

Bankruptcy Management Solutions, Inc.[5,9]
Services: Business	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9]
Services: Business	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9]
Services: Business	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9]
Services: Business	Common Stock 2013	0.8%	314,325	391,932

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9]
Media: Advertising, Printing & Publishing	Common	1.3%	359,765	624,304

DBI Holding LLC[5,9]
Services: Business	Class A Warrants	3.2%	258,940	746,964

eInstruction Acquisition, LLC[5,9]
Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5,
Capital Equipment	Class A Shares	1,500	1,500,000	2,351,329

Perseus Holding Corp.[5,9]
Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value[2]
Roscoe Investors, LLC[5,9]
Healthcare & Pharmaceuticals	Class A Units	1.6%	$1,000,000	$891,000

Tank Partners Holdings, LLC[5,9]
Energy: Oil & Gas	Unit	5.8%	980,000	573,750

Tank Partners Holdings, LLC[5,9]
Energy: Oil & Gas	Warrants	1.3%	185,204	99,752

TRSO II, Inc.[5,9]
Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,788,886

Total Investment in Equity Securities (3% of net asset value at fair value)			$8,828,812	$8,119,681

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$2,254,638	$469,131
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,015,334	400,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	3,563,252	1,000
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	2,755,267	100,000
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	1,262,496	594,989
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	23,471,779	25,191,782
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	11,094	900,000
Trimaran CLO V, Ltd.[3,6]	Subordinate Notes	20.8%	1,292,698	1,657,020
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	1,531,142	1,950,000
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	7,994,677	5,793,924
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes	23.5%	7,492,702	7,874,910
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes	24.9%	10,473,628	8,867,176
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	2,263,321	2,506,075
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes	24.9%	9,862,799	8,761,500

Total Investment in CLO Subordinated Securities, Preferred Shares and Income Notes			$85,554,372	$72,014,902

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value[2]
Catamaran CLO 2012-1 Ltd.[3,6]	Class F Notes Par Value of $4,500,000 Due 12/23	42.9%	$3,917,442	$4,160,000

Catamaran CLO 2014-1 Ltd.[3,6]	Class E Notes Par Value of $1,525,000 Due 4/26	15.1%	1,417,376	1,340,000

Total Investment in CLO Rated-Note			$5,334,818	$5,500,000

Total Investment in CLO Fund Securities
(30% of net asset value at fair value)			$90,889,190	$77,514,902

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Interest	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$60,292,677	$72,326,000

Total Investment in Asset Manager Affiliates (28% of net asset value at fair value)			$60,292,677	$72,326,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$249,105	$249,105

US Bank Money Market Account[9]	Money Market Account	0.02%	1,353,636	1,353,636

Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			$1,602,741	$1,602,741

Total Investments[4] (188% of net asset value at fair value)			$484,498,354	$479,706,494

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2014. As noted in the table above, 75% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.00%.
[2]	Reflects the fair market value of all investments as of December 31, 2014, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $502 million. The aggregate gross unrealized appreciation is approximately $15.7 million, the aggregate gross unrealized depreciation is approximately $37.7 million, and the net unrealized depreciation is approximately $22 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of December 31, 2014, this CLO Fund Security was not providing a taxable distribution.
[11]	As of December 31, 2014, this investment is owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligations.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Three Months Ended March 31,
	2015	2014

Per Share Data:
Net asset value, at beginning of period	$6.94	$7.51
Net investment income[1]	0.18	0.13
Net realized gains from investments[1]	- [4]	0.01
Net change in unrealized appreciation (depreciation) on investments[1]	0.03	(0.04)
Net increase in net assets resulting from operations	0.21	0.10
Net increase in net assets resulting from distributions:
Net increase in net assets relating to stock-based transactions:
Issuance of common stock under dividend reinvestment plan	- [4]	- [4]
Stock based compensation expense	0.01	0.01
Net increase in net assets relating to stock-based transactions	0.01	0.01

Net asset value, end of period	$7.16	$7.62
Total net asset value return[2]	3.2%	1.5%

Ratio/Supplemental Data:
Per share market value at beginning of period	$6.82	$8.07
Per share market value at end of period	$6.73	$8.66
Total market return[3]	(1.3)%	7.3%
Shares outstanding at end of period	36,859,957	33,340,607
Net assets at end of period	$263,923,435	$254,102,611
Portfolio turnover rate	2.2%	6.6%
Average par debt outstanding	$227,397,000	$195,658,000
Asset coverage ratio	215%	228%
Ratio of net investment income to average net assets[5]	10.0%	7.1%
Ratio of total expenses to average net assets[5]	9.0%	9.2%
Ratio of interest expense to average net assets[5]	4.6%	5.0%
Ratio of non-interest expenses to average net assets[5]	4.4%	4.2%

1    Based on weighted average number of common shares outstanding-basic for the period.

2    Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions, divided by the beginning net asset value per share.

3    Total market return (not annualized) equals the change in the ending market price, over the beginning of period price per share plus distributions, divided by the beginning market price.

4    Balance rounds to less than $0.01.

5    Annualized.

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

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of March 31, 2015, Katonah Debt Advisors and Trimaran Advisors are wholly-owned portfolio companies (collectively, “Asset Manager Affiliates”) and have approximately $2.9 billion of par value assets under management. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 and are managed independently from the Company by a separate portfolio management team.

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

Second, the Company has invested in Asset Manager Affiliates that manage collateralized loan obligation funds (“CLOs”).

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the consolidated financial statements requires management to make significant estimates and assumptions including with respect to the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

In addition, in accordance with Rule 3-09 of Regulation S-X promulgated by the SEC, additional financial information with respect to oneof the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”) is required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO (pursuant to Rule 3-09) is set forth in Note 5 to these consolidated financial statements.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the first quarter of 2015, the Company provided $27 million in portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2015, the Company holds loans it has made to 86 investee companies with aggregate principal amounts of $293 million. The details of such loans have been disclosed on the consolidated Schedule of Investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the three months month period ended March 31, 2015, the Company did not make any such introductions or lead any syndicates.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014- 15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014- 15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to adopt ASU 2014-15 early, and we do not believe the standard will have a material impact on our financial statements.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt the new guidance beginning the first quarter of 2016.

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

The FASB issued guidance that clarified and required disclosures about fair value measurements. These include requirements to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy (see Note 4 – “Investments – Fair Value Measurements” for further information relating to Level I, Level II and Level III). The guidance also required that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation.

ASC 820: Fair Value requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

The Company utilizes an independent valuation firm to provide an annual third-party review of the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm’s 2014 annual review concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow model for fair value purposes and that the inputs were being employed correctly.

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

The significant inputs used to determine the fair value of equity securities include prices, EBITDA and cash flows after capital expenditures for similar peer comparables and the investment entity itself. Equity securities are classified as Level III, when there is limited activity or less transparency around inputs to the valuation given the lack of information related to such equity investments held in nonpublic companies. Significant assumptions observed for comparable companies are applied to relevant financial data for the specific investment. Such assumptions, such as model discount rates or price/earnings multiples, vary by the specific investment, equity position and industry and incorporate adjustments for risk premiums, liquidity and company specific attributes. Such adjustments require judgment and may be material to the calculation of fair value.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2015, 1 issuer representing less than 1% of the Company’s total investments at fair value was on a non-accrual status.

Distributions from Asset Manager Affiliates. The Company records distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits of the distributing affiliate company are recognized as tax-basis return of capital.

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

Distributions. Distributions to common stockholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board of Directors each quarter.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2015 and 2014 (unaudited):

	(unaudited)
	Three Months Ended March 31,
	2015	2014

Net increase in net assets resulting from operations	$7,672,290	$3,441,590
Net decrease in net assets allocated to unvested share awards	(128,976)	(28,183)
Net increase in net assets available to common stockholders	$7,543,314	$3,413,407
Weighted average number of common shares outstanding for basic shares computation	36,834,266	33,337,967
Effect of dilutive securities – stock options	9,116	11,949
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	36,843,382	33,349,916
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.21	$0.10
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.20	$0.10

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

There were 50,000 options to purchase shares of common stock for the three months ended March 31, 2015. For the three months ended March 31, 2015 and 2014, options to purchase 9,116 and 11,949 shares of common stock, respectively, were included in the computation of diluted earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months ended March 31, 2015 and 2014, the effects of the convertible notes are anti-dilutive.

The if-converted method of computing the dilutive effects on convertible notes assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of March 31, 2015 the current conversion rate of the Convertible Notes is approximately 132.7726 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.53 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding or, at its option, settle the conversion in cash.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2015 and December 31, 2014:

	March 31, 2015 (unaudited)			December 31, 2014
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts³	$1,729,575	$1,729,575	1	$1,602,741	$1,602,741	1
Senior Secured Loan	218,339,421	217,219,634	81	220,965,922	218,329,860	86
Junior Secured Loan	40,085,271	39,832,410	15	38,664,199	38,569,006	15
Senior Unsecured Loan	33,104,782	33,104,782	13	33,066,984	33,066,984	13
First Lien Bond	2,967,369	2,580,000	1	2,962,507	2,580,000	1
Senior Subordinated Bond	4,330,633	4,295,736	2	4,295,544	4,240,301	2
Senior Unsecured Bond	11,363,885	11,482,540	4	11,208,178	11,386,218	4
Senior Secured Bond	1,513,639	1,485,000	1	1,515,584	1,552,500	1
CLO Fund Securities	99,812,887	85,853,478	33	90,889,190	77,514,901	30
Equity Securities	8,828,812	8,063,558	3	8,828,812	8,119,681	3
Preferred	10,257,047	10,470,393	4	10,206,016	10,418,302	4
Asset Manager Affiliates²	59,006,651	71,524,000	27	60,292,677	72,326,000	28

Total	$491,339,972	$487,641,106	185%	$484,498,354	$479,706,494	188%

¹ Calculated as a percentage of Net Asset Value.

² Represents the equity investment in the Asset Manager Affiliates.

³ Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015 (unaudited)			December 31, 2014
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$10,011,228	$9,517,729	4%	$10,059,487	$9,533,092	4%
Asset Management Company[2]	59,006,651	71,524,000	27	60,292,677	72,326,000	28
Portfolio Company Loan	23,000,000	23,000,000	9	23,000,000	23,000,000	9
Automotive	8,354,204	8,391,470	3	8,362,956	8,312,548	3
Banking, Finance, Insurance & Real Estate	6,884,526	6,951,589	3	7,660,721	7,639,366	3
Beverage, Food and Tobacco	21,904,449	21,729,641	8	17,974,974	17,883,421	7
Capital Equipment	9,495,134	10,237,566	4	9,486,407	10,351,329	4
Chemicals, Plastics and Rubber	6,325,803	6,327,732	2	6,348,226	6,210,253	2
CLO Fund Securities	99,812,887	85,853,478	32	90,889,190	77,514,901	31
Consumer goods: Durable	13,711,750	13,116,322	5	13,876,482	13,301,207	5
Consumer goods: Non-durable	13,489,480	13,374,870	5	13,535,975	13,314,952	5
Containers, Packaging and Glass	2,916,649	2,933,055	1	2,992,443	2,946,734	1
Energy: Oil & Gas	13,968,476	13,043,752	5	13,866,208	13,289,753	5
Environmental Industries	12,889,751	12,835,904	5	12,942,593	12,911,017	5
Forest Products & Paper	5,909,837	5,982,313	2	5,917,051	5,942,523	2
Healthcare & Pharmaceuticals	65,420,489	65,452,651	25	66,186,412	65,720,782	27
High Tech Industries	11,474,486	11,548,350	4	14,457,495	14,419,110	6
Hotel, Gaming & Leisure	3,219,576	2,828,950	1	3,392,481	2,962,315	1
Media: Advertising, Printing & Publishing	11,275,490	11,145,278	4	11,318,815	11,396,027	4
Media: Broadcasting & Subscription	14,342,363	14,244,078	5	14,477,078	14,409,401	6
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	4,388,413	4,106,685	2	4,234,086	3,773,847	1
Services: Business	20,655,932	20,571,564	8	16,550,255	16,066,421	6
Services: Consumer	6,775,834	6,828,928	3	6,798,372	6,752,521	3
Telecommunications	18,113,209	18,063,402	7	22,030,434	21,865,864	9
Time Deposit and Money Market Accounts[3]	1,729,575	1,729,575	1	1,602,741	1,602,741	1
Transportation: Cargo	20,190,884	20,467,538	8	20,156,700	20,455,941	8
Utilities: Electric	5,844,333	5,833,686	2	5,859,532	5,803,428	2
Total	$491,339,972	$487,641,106	185%	$484,498,354	$479,706,494	188%

1   Calculated as a percentage of Net Asset Value.

2   Represents the equity investment in the Asset Manager Affiliates.

3   Includes restricted cash held under employee benefit plans.

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

At March 31, 2015 and December 31, 2014, the total amount of non-qualifying assets was approximately 23% and 21% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 17% and 16% of the Company’s total assets, respectively (primarily the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 17% and 16% of its total assets on such dates, respectively).

At March 31, 2015 and December 31, 2014, the Company’s ten largest portfolio companies represented approximately 38%, for both periods, of the total fair value of its investments. The Company’s largest investment, the equity of our Asset Manager Affiliates, represented 15% of the total fair value of the Company’s investments at March 31, 2015 and December 31, 2014. This does not include a temporary loan provided by the Company to Trimaran for working capital purposes, which is callable and payable on demand. This Loan was $23 million as of March 31, 2015, and was subsequently repaid on May 5, 2015 (see Subsequent Event Footnote 12). Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 17% of the total fair value of the Company’s investments at March 31, 2015 and December 31, 2014.

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

In March 2015, the Company purchased approximately $12 million of the par value of the Subordinated Notes of Catamaran 2015-1 CLO (“Catamaran 2015-1”) managed by Trimaran Advisors.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds.

Fair Value Measurements

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 – “Significant Accounting Policies — Investments”).

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of March 31, 2015 (unaudited) and December 31, 2014, respectively:

	As of March 31, 2015 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$1,729,575	$—	$1,729,575
Debt securities	—	128,925,770	191,544,725	320,470,495
CLO Fund securities	—	—	85,853,478	85,853,478
Equity securities	—	—	8,063,558	8,063,558
Asset Manager Affiliates	—	—	71,524,000	71,524,000
Total	$—	$130,655,345	$356,985,761	$487,641,106

	As of December 31, 2014
	Level I	Level II	Level III	Total
Money market accounts	$—	$1,602,741	$—	$1,602,741
Debt securities	—	149,124,827	171,018,343	320,143,170
CLO Fund securities	—	—	77,514,902	77,514,902
Equity securities	—	—	8,119,681	8,119,681
Asset Manager Affiliates	—	—	72,326,000	72,326,000
Total	$—	$150,727,568	$328,978,926	$479,706,494

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

	Three Months Ended March 31, 2015 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Transfers out of Level III¹	(7,470,702)	—	—	—	(7,470,702)
Transfers into Level III²	27,799,398	—	—	—	27,799,398
Net accretion of discount	62,772	(3,028,297)	—	—	(2,965,525)
Purchases	4,935,000	11,952,000	—	—	16,887,000
Sales / Paydowns	(4,355,406)	—	—	(1,286,025)	(5,641,431)
Total realized gain (loss) included in earnings	12,419	—	—	—	12,419
Total unrealized gain (loss) included in earnings	(457,099)	(585,127)	(56,123)	484,025	(614,324)
Balance, March 31, 2015	$191,544,725	$85,853,478	$8,063,558	$71,524,000	$356,985,761
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(457,099)	$(585,126)	$(56,122)	$484,026	$(614,324)

¹Transfers out of Level III represent a transfer of $7,470,702 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2015

²Transfers into Level III represent a transfer of $27,799,398 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31,2015

	Year Ended December 31, 2014
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Transfers out of Level III¹	(38,990,152)	—	—	—	(38,990,152)
Transfers into Level III²	1,982,110	—	—	—	1,982,110
Net accretion of discount	198,600	(11,102,015)	—	—	(10,903,415)
Purchases	132,079,152	22,421,847	2,216,847	545,979	157,263,825
Sales/Paydowns	(121,242,093)	(10,132,500)	(5,007,311)	(6,432,086)	(142,813,990)
Total realized gain (loss) included in earnings	(9,069,550)	5,575,498	(7,136,407)	—	(10,630,459)
Total unrealized gain (loss) included in earnings	7,962,902	(8,700,148)	7,040,153	2,064,107	8,367,014
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(1,448,794)	$(4,908,278)	$424,306	$2,064,107	$(3,868,659)

¹Transfers out of Level III represent a transfer of $38,990,152 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2014.

²Transfers into Level III represent a transfer of $1,982,110 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2014.

As of March 31, 2015, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $130,655,345 as of March 31, 2015.

As of March 31, 2015, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
	$2,580,000	Enterprise Value	Average EBITDA Multiple	7.9x
Debt Securities	$188,963,725	Income Approach	Implied Discount Rate	2.2% - 17.6% (8.3%)
	$1,000	Options Value	Qualitative Inputs[1]
Equity Securities	$8,060,558	Enterprise Value	Average EBITDA Multiple/WAAC	4.4x/9.9% - 15.0x/15.3% (8.3x/12.9%)
	$3,000	Options Value	Qualitative Inputs[1]
			Discount Rate	11% - 12% (11.5%)
			Probability of Default	2.0% - 2.5% (2.2%)
CLO Fund Securities	$73,901,478	Discounted Cash Flow	Loss Severity	25.0% - 25.9% (25.5%)
			Recovery Rate	74.1% - 75.0% (74.5%)
			Prepayment Rate	0% - 37.2% (25.9%)
	$11,952,000	Market Approach	Third Party Quote	100 (100)
Asset Manager Affiliate	$71,524,000	Discounted Cash Flow	Discount Rate	1.68% - 11.00% (6.93%)
Total Level III Investments	$356,985,761

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At March 31, 2015 and December 31, 2014, the Asset Manager Affiliates had approximately $2.9 billion and $3.0 billion, respectively, of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $72 million and $72 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, three managed funds made incentive fee distributions during the quarter ended March 31, 2015.

For the three months ended March 31, 2015 and 2014, the Asset Manager Affiliates declared cash distributions of $2.7 million and $3.0 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of the tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $1.4 million of Dividends from Asset Manager Affiliates in the Statement of Operations in the first quarter of 2015 and 2014. The difference of $1.3 and $1.6 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the quarters ended March 31, 2015 and 2014, respectively. Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

The tax attributes of distributions received from the Asset Manager Affiliates are determined on an annual basis. The Company makes an estimate of the tax-basis earnings and profits of the Asset Manager Affiliates on a quarterly basis, and any quarterly distributions received in excess of the estimated earnings and profits are recorded as return of capital (reduction in the cost basis of the investment in Asset Manager Affiliate).

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. See Note 2 – “Significant Accounting Policies” and Note 4 – “Investments” for further information relating to the Company’s valuation methodology.

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

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2015	December 31, 2014
Investments of CLO Funds, at fair value	$2,796,273,645	$2,846,659,635
Restricted cash of CLO Funds	102,965,441	182,224,205
Total assets	2,939,800,245	3,092,592,939
CLO Fund liabilities at fair value	2,845,411,582	2,990,211,629
Total liabilities	2,912,228,647	3,060,837,388
Total Asset Manager Affiliates equity	32,112,699	34,780,345
Appropriated retained earnings of consolidated VIEs	(4,541,101)	(3,024,793)

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2015	2014
Interest income - investments of CLO Funds	$30,651,034	$27,684,485
Total income	30,851,962	30,388,785
Interest expense of CLO Fund liabilities	43,757,032	24,525,198
Total expenses	48,088,908	30,906,163
Net realized and unrealized gains (losses)	16,319,356	(4,718,488)
Net loss attributable to noncontrolling interests in consolidated Variable Interest Entities	(1,516,308)	(7,458,418)
Net income attributable to Asset Manager Affiliates	422,420	1,346,460

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2015	December 31, 2014
Total investments at fair value	$255,315,453	$273,373,948
Cash	21,296,801	14,939,994
Total assets	277,197,785	288,945,330
CLO Debt at fair value	276,658,081	290,699,426
Total liabilities	283,154,883	292,730,723
Total Net Assets	(5,957,098)	(3,785,393)

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2015	2014
Interest income from investments	$2,615,394	$2,992,131
Total income	2,649,868	3,297,648
Interest expense	2,375,635	2,793,908
Total expenses	2,699,853	3,116,987
Net realized and unrealized losses	(2,121,720)	(1,669,100)
Decrease in net assets resulting from operations	(2,171,705)	(1,488,439)

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. In order to maintain its RIC status, any tax-basis dividends paid by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such tax-basis dividends of the Asset Manager Affiliates’ income which was distributed to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of amortization and depreciation, and compensation related expenses, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company for general corporate purposes and/or in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At March 31, 2015, there was $23 million outstanding under the Trimaran Credit Facility, which is included in the Company’s Schedule of Investments. For the three months ended March 31, 2015, the Company recognized interest income of $517,500 related to the Trimaran Credit Facility. As of March 31, 2015, Trimaran had a $22 million investment in a CLO warehouse facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2015 (unaudited)	As of December 31, 2014
Convertible Notes, due March 15, 2016	$38,647,000	$38,647,000
7.375% Notes Due 2019	$41,400,000	$41,400,000
Notes Issued by KCAP Senior Funding I, LLC (net of discount: 2015 - $3,362,714; 2014 - $3,512,407)	$143,987,286	$143,837,593

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2015 were 4.43% and 6.99 years, respectively, and as of December 31, 2014 were 4.43% and 7.23 years, respectively.

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

The Convertible Notes are convertible into shares of Company’s common stock. As of March 31, 2015 the conversion rate was 132.7726 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.53 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the facility on an effective yield method, of which approximately $332,000 remains to be amortized. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the three months ended March 31, 2015 there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

For the three months ended March 31, 2015 and 2014, interest expense related to the Convertible Notes was approximately $845,000 and $1.1 million, respectively.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At March 31, 2015, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $40.4 million at March 31, 2015. The fair value was determined based on an indicative closing price as of March 31, 2015. The Convertible Notes are categorized as Level III following ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019. The net proceeds for these Notes, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are senior unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2015, the Company was in compliance with all of its debt covenants.

For both of the three month periods ended March 31, 2015 and 2014, interest expense related to the 7.375% Notes Due 2019 was approximately $763,000.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $1.0 million remains to be amortized, as recorded on the consolidated balance sheets in other assets.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $42.5 million at March 31, 2015. The fair value was determined based on the closing price on March 31, 2015 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820: Fair Value.

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

The secured notes (the “KCAP Senior Funding I Secured Notes”) were issued as Class A senior secured floating rate notes which have an initial face amount of $77,250,000, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B senior secured floating rate notes which have an initial face amount of $9,000,000, are rated AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus the 3.25%, Class C secured deferrable floating rate notes which have an initial face amount of $10,000,000, are rated A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D secured deferrable floating rate notes which have an initial face amount of $9,000,000, are rated BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “KCAP Senior Funding I Subordinated Notes”), which have an initial face amount of $34,750,000. The KCAP Senior Funding I Subordinated Notes do not bear interest and are not rated. Both the KCAP Senior Funding I Secured Notes and the KCAP Senior Funding I Subordinated Notes have a stated maturity on the payment date occurring in July, 2024, and are subject to a two year non-call period. The Issuer has a four year reinvestment period. The stated interest rate re-sets on a quarterly basis based upon the then-current level of the benchmark three-month LIBOR.

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

As of March 31, 2015, there were 74 investments in portfolio companies with a total fair value of approximately $194 million, collateralizing the secured notes of the Issuer. At March 31, 2015, there were unamortized issuance costs of approximately $3.6 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $3.4 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period ended March 31, 2015, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $1.2 million consisting of stated interest expense of approximately $913,000, accreted discount of approximately $150,000, and deferred debt issuance costs of approximately $160,000. As of March 31, 2015 the stated interest charged under the securitization was based on current three month LIBOR, which was 0.25%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate (1)	LIBOR Spread (basis points)	Interest Expense

KCAP Senior Funding LLC Class A Notes	1.75%	150	$472,393
KCAP Senior Funding LLC Class B Notes	3.50%	325	110,161
KCAP Senior Funding LLC Class C Notes	4.50%	425	157,401
KCAP Senior Funding LLC Class D Notes	5.50%	525	173,161
Total			$913,116

(1) Stated Interest Rate (and thus the periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 108,150,000	$12,600,000	$14,000,000	$12,600,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of
	March 31, 2015
	(unaudited)
	Principal Amount	Carrying Value	Fair Value
KCAP Senior Funding LLC Class A Notes	$108,150,000	$105,681,880	$105,482,129
KCAP Senior Funding LLC Class B Notes	12,600,000	12,312,452	12,463,288
KCAP Senior Funding LLC Class C Notes	14,000,000	13,680,502	13,966,960
KCAP Senior Funding LLC Class D Notes	12,600,000	12,312,452	12,285,000
Total	$147,350,000	$143,987,286	$144,197,377

Fair Value of KCAP Senior Funding I.   The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount of $3,362,714. The fair value of the KCAP Senior Funding I Notes was approximately $144 million at March 31, 2015. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2015). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required. The Company anticipates timely distribution of its taxable income within the tax rules, and the Company anticipates that it will not incur a US federal excise tax for the calendar year 2015.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2015:

Three Months Ended
March 31, 2015
(unaudited)
Net increase in net assets resulting from operations	$7,672,290
Net change in unrealized depreciation from investments	(1,092,986)
Excess capital gains over capital losses	(72,356)
Book/tax differences on CLO equity investments	377,933
Other book/tax differences	159,504
Taxable income before deductions for distributions	$7,044,385
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.19
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.19

Tax-basis taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in tax-basis taxable income until they are realized; (2) excess of capital losses over capital gains; (3) Book-to-tax differences on CLO equity investments; and (4) other non-deductible expenses including stock compensation expense that is not currently deductible for tax purposes.

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2015 and 2014, the Asset Manager Affiliates declared cash distributions of $2.7 million and $3.0 million to the Company, respectively. The Company recognized $1.4 million of Dividends from Asset Manager Affiliates in the Statement of Operations in the first quarter of 2015 and 2014. The difference of $1.3 and $1.6 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the quarters ended March 31, 2015 and 2014, respectively.

Distributions to shareholders that exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

At March 31, 2015, the Company had a net capital loss carryforward of $76.5 million to offset net capital gains, to the extent provided by federal tax law. Of the net capital loss carryforward, $32.0 million will begin to expire in the tax year ending December 31, 2015. Of the net capital loss carryforward, $44.5 million is not subject to expiration under the RIC Modernization Act of 2010.

On March 24, 2015 the Company’s Board of Directors declared a distribution to shareholders of $0.21 per share for a total of $7.7 million. The record date was April 6, 2015 and the distribution was paid on April 27, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2015 and 2014, the Company had no commitments. As of March 31, 2015 and 2014, the company had no outstanding commitments to make investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2015 and 2014, the Company issued 86,684 and 8,484 shares, respectively, of common stock under its dividend reinvestment plan. As of March 31, 2015 and December 31, 2014, there were 617,931 and 619,785 shares of unvested restricted shares, respectively. There were no grants, 1,854 forfeitures, and no vesting activity during the first quarter of 2015. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses. The total number of shares of the Company’s common stock issued and outstanding as of March 31, 2015 and December 31, 2014 was 36,859,957 and 36,775,127, respectively.

10. EQUITY INCENTIVE PLAN

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2014 through March 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2014	50,000	$7.72
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2014	50,000	$7.72	4.4	$77,600
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2015	50,000	$7.72	4.1	$74,000

Total vested at March 31, 2015	50,000	$7.72	4.1

1 Represents the difference between the market value of shares of the Company on March 31, 2015 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2015 and 2014, the Company did not recognize any non-cash compensation expense related to stock options. At March 31, 2015, the Company had no remaining compensation costs related to unvested stock based awards.

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

During the three months ended March 31, 2015, no shares of restricted stock vested and 1,854 shares of restricted stock were forfeited. As of March 31, 2015, after giving effect to these restricted stock awards, there were 617,931 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period period January 1, 2014 through March 31, 2015 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2014	272,998
Granted	360,289
Vested	(5,000)
Forfeited	(8,502)
Non-vested shares outstanding at December 31, 2014	619,785
Granted	—
Vested	—
Forfeited	(1,854)
Non-Vested Outstanding at March 31, 2015	617,931

For the three months ended March 31, 2015, non-cash compensation expense related to restricted stock was approximately $355,000; of this amount approximately $158,000 was expensed at the Company, and approximately $197,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended March 31, 2014, non-cash compensation expense related to restricted stock was approximately $188,000; of this amount approximately $96,000 was expensed at the Company and approximately $92,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2015, the company had approximately $3.7 million of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 2.7 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $11,000 and $20,000 was expensed during the three months ended March 31, 2015 and 2014, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $53,000 and $64,000 was expensed during the three months ended March 31, 2015 and 2014, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

On April 27, 2015 the Company made a distribution of $0.21 per share of common stock to its shareholders. This distribution was declared on March 24, 2015 with a record date of April 6, 2015.

On May 5th, 2015, Catamaran CLO 2015-1 Ltd. (“Catamaran 2015-1”), a $464 million CLO managed by the Asset Manager Affiliates, closed. Upon closing, Trimaran repaid all of its outstanding obligations under the Trimaran Credit Facility to the Company, and the Company funded its investment of approximately $12 million in the subordinated notes issued by Catamaran 2015-1.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2015 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “KCAP Financial,” “Company,” “we,” “us,” and “our” refer to KCAP Financial, Inc., and its wholly-owned subsidiaries.

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of KCAP Financial, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of funds under our credit facility, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Second, the Company has invested in asset management companies (Katonah Debt Advisors and Trimaran Advisors, collectively the “Asset Manager Affiliates”) that manage collateralized loan obligation funds (“CLOs”).

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.9 billion of par value assets under management as of March 31, 2015. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2015 (unaudited) and for the year ended December 31, 2014 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2013	$266,830,427	$79,452,220	$11,006,398	$76,148,000	$433,437,045
2014 Activity:
Purchases / originations /draws	224,513,503	22,421,847	2,216,847	545,979	249,698,176
Pay-downs / pay-offs / sales	(168,429,374)	(10,132,500)	(5,007,311)	(6,432,086)	(190,001,271)
Net accretion of interest	410,718	(11,102,015)	—	—	(10,691,297)
Net realized losses	(8,823,507)	5,575,498	(7,136,408)	—	(10,384,417)
Increase (decrease) in fair value	5,641,403	(8,700,148)	7,040,155	2,064,107	6,045,517

Fair Value at December 31, 2014	320,143,170	77,514,902	8,119,681	72,326,000	478,103,753
Year to Date 2015 Activity:
Purchases / originations /draws	8,443,967	11,952,000	—	—	20,395,967
Pay-downs / pay-offs / sales	(9,536,819)	—	—	(1,286,025)	(10,822,844)
Net accretion of interest	97,609	(3,028,297)	—	—	(2,930,688)
Net realized gains (losses)	72,357	—	—	—	72,357
Decrease in fair value	1,250,211	(585,127)	(56,123)	484,025	1,092,986

Fair Value at March 31, 2015	$320,470,495	$85,853,478	$8,063,558	$71,524,000	$485,911,531

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

The following table shows the Company’s portfolio by security type at March 31, 2015 and December 31, 2014:

	March 31, 2015 (unaudited)			December 31, 2014
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts³	1,729,575	1,729,575	1	1,602,741	1,602,741	1
Senior Secured Loan	218,339,421	217,219,634	81	220,965,922	218,329,860	85
Junior Secured Loan	40,085,271	39,832,410	15	38,664,199	38,569,006	15
Senior Unsecured Loan	33,104,782	33,104,782	13	33,066,984	33,066,984	13
First Lien Bond	2,967,369	2,580,000	1	2,962,507	2,580,000	1
Senior Subordinated Bond	4,330,633	4,295,736	2	4,295,544	4,240,301	2
Senior Unsecured Bond	11,363,885	11,482,540	4	11,208,178	11,386,218	4
Senior Secured Bond	1,513,639	1,485,000	1	1,515,584	1,552,500	1
CLO Fund Securities	99,812,887	85,853,478	33	90,889,190	77,514,901	31
Equity Securities	8,828,812	8,063,558	3	8,828,812	8,119,681	3
Preferred	10,257,047	10,470,393	4	10,206,016	10,418,302	4
Asset Manager Affiliates²	59,006,651	71,524,000	27	60,292,677	72,326,000	28
Total	$491,339,972	$487,641,106	185%	$484,498,354	$479,706,494	188%

¹	Represents percentage of Net Asset Value.
²	Represents the equity investment in the Asset Manager Affiliates.
³	Includes restricted cash held under employee benefit plans.

At March 31, 2015 and December 31, 2014, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.3%, for both periods.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at March 31, 2015 was spread across 25 different industries and 105 different entities with an average balance per entity of approximately $3.1 million. As of March 31, 2015, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. At March 31, 2015 and December 31, 2014, the total amount of non-qualifying assets was approximately 23% and 21% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 17% and 16% of the Company’s total assets, respectively (primarily the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 17% and 16% of its total assets on such dates), respectively. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

At March 31, 2015 and December 31, 2014, the Company’s ten largest portfolio companies represented approximately 38%, for both periods, of the total fair value of its investments. The Company’s largest investment, the equity of our Asset Manager Affiliates, represented 15% of the total fair value of the Company’s investments at March 31, 2015 and December 31, 2014. This does not include a temporary loan provided by the Company to Trimaran for working capital purposes, which is callable and payable on demand. This Loan was $23 million as of March 31, 2015, and was subsequently repaid on May 5, 2015 (see Subsequent Event Footnote 12). Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 17% of the total fair value of the Company’s investments at March 31, 2015 and December 31, 2014.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015 (unaudited)			December 31, 2014
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$10,011,228	$9,517,729	4%	$10,059,487	$9,533,092	4%
Asset Management Company[2]	59,006,651	71,524,000	27	60,292,677	72,326,000	28
Portfolio Company Loan	23,000,000	23,000,000	9	23,000,000	23,000,000	9
Automotive	8,354,204	8,391,470	3	8,362,956	8,312,548	3
Banking, Finance, Insurance & Real Estate	6,884,526	6,951,589	3	7,660,721	7,639,366	3
Beverage, Food and Tobacco	21,904,449	21,729,641	8	17,974,974	17,883,421	7
Capital Equipment	9,495,134	10,237,566	4	9,486,407	10,351,329	4
Chemicals, Plastics and Rubber	6,325,803	6,327,732	2	6,348,226	6,210,253	2
CLO Fund Securities	99,812,887	85,853,478	32	90,889,190	77,514,901	31
Consumer goods: Durable	13,711,750	13,116,322	5	13,876,482	13,301,207	5
Consumer goods: Non-durable	13,489,480	13,374,870	5	13,535,975	13,314,952	5
Containers, Packaging and Glass	2,916,649	2,933,055	1	2,992,443	2,946,734	1
Energy: Oil & Gas	13,968,476	13,043,752	5	13,866,208	13,289,753	5
Environmental Industries	12,889,751	12,835,904	5	12,942,593	12,911,017	5
Forest Products & Paper	5,909,837	5,982,313	2	5,917,051	5,942,523	2
Healthcare & Pharmaceuticals	65,420,489	65,452,651	25	66,186,412	65,720,782	27
High Tech Industries	11,474,486	11,548,350	4	14,457,495	14,419,110	6
Hotel, Gaming & Leisure	3,219,576	2,828,950	1	3,392,481	2,962,315	1
Media: Advertising, Printing & Publishing	11,275,490	11,145,278	4	11,318,815	11,396,027	4
Media: Broadcasting & Subscription	14,342,363	14,244,078	5	14,477,078	14,409,401	6
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	4,388,413	4,106,685	2	4,234,086	3,773,847	1
Services: Business	20,655,932	20,571,564	8	16,550,255	16,066,421	6
Services: Consumer	6,775,834	6,828,928	3	6,798,372	6,752,521	3
Telecommunications	18,113,209	18,063,402	7	22,030,434	21,865,864	9
Time Deposit and Money Market Accounts[3]	1,729,575	1,729,575	1	1,602,741	1,602,741	1
Transportation: Cargo	20,190,884	20,467,538	8	20,156,700	20,455,941	8
Utilities: Electric	5,844,333	5,833,686	2	5,859,532	5,803,428	2
Total	$491,339,972	$487,641,106	185%	$484,498,354	$479,706,494	188%

[1]	Calculated as a percentage of Net Asset Value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2015, we had approximately $86 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds managed by our Asset Manager Affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of March 31, 2015 and December 31, 2014 are as follows:

			March 31, 2015		December 31, 2014
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$2,534,223	$515,049	$2,254,638	$469,132
Katonah III, Ltd.	Preferred Shares	23.1	1,160,437	350,000	1,015,334	400,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	3,613,232	1,000	3,563,252	1,000
Katonah VIII CLO Ltd[2]	Subordinated Securities	10.3	2,689,907	20,000	2,755,267	100,000
Katonah IX CLO Ltd[2]	Preferred Shares	6.9	1,244,315	525,102	1,262,496	594,988
Katonah X CLO Ltd [2]	Subordinated Securities	33.3	8,887,506	4,739,933	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	23,553,162	25,101,770	23,471,779	25,191,782
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	4,276	250,000	11,094	900,000
Trimaran CLO V, Ltd.[2]	Subordinate Notes	20.8	1,345,117	1,802,607	1,292,698	1,657,020
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	39,078	50,000	1,531,142	1,950,000
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	1,353,943	2,088,764	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	7,717,181	5,753,784	7,994,677	5,793,924
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	42.9	3,935,339	4,180,000	3,917,442	4,160,000
Catamaran CLO 2013- 1 Ltd.[2]	Subordinated Notes	23.5	7,200,636	7,531,200	7,492,702	7,874,910
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	10,075,468	8,545,844	10,473,628	8,867,176
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,419,685	1,370,000	1,417,376	1,340,000
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,787,454	2,532,725	2,263,321	2,506,075
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	9,299,928	8,543,700	9,862,799	8,761,500
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	24.0	11,952,000	11,952,000	—	—
Total			$99,812,887	$85,853,478	$90,889,190	$77,514,902

¹	Represents percentage of class held.
²	A CLO Fund managed by an Asset Manager Affiliate.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of March 31, 2015, our Asset Manager Affiliates had approximately $2.9 billion of par value of assets under management on which they earn management fees, and were valued at approximately $72 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, in the first quarter of 2015 our Asset Manager Affiliates received incentive fees from three funds.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2015 and 2014.

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

For non-junior class CLO Fund securities, such as our investment in the Class F notes of the Catamaran 2012-1 and the Class E notes of Catamaran 2014-1, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three months ended March 31, 2015, the Asset Manager Affiliates received incentive fees from three funds.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. During the three months ended March 31, 2015, three CLO Funds have achieved the minimum investment return threshold and are paying the Asset Manager Affiliates incentive fees. The fair value of our investment in our Asset Manager Affiliates was approximately $72 million at March 31, 2015, down by approximately $802,000 from December 31, 2014. For the three months ended March 31, 2015 and 2014, we recognized dividend income of $1.4 million from the Asset Manager Affiliates, for both periods, while cash distributions received were $2.7 million and $3.0 million for those periods, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.9 billion and $3.0 billion as of March 31, 2015 and December 31, 2014, respectively.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended March 31, 2015 and 2014 was approximately $12 million and $10 million, respectively. Of these amounts, approximately $6.2 million and $5.2 million was attributable to interest income on our debt securities portfolio. Increases in interest income from 2014 to 2015 were due to higher average invested assets stemming primarily from capital raising activities.

The weighted average yield on debt securities portfolio was 7.3%, as of March 31, 2015 and December 31, 2014.

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

For the three months ended March 31, 2015 and 2014, approximately $4.6 million and $3.1 million, respectively, of investment income was attributable to investments in CLO Fund securities. On a tax-basis, the Company recognized $4.8 million of taxable cash distributions during the three months ended March 31, 2015. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended March 31, 2015 and 2014 were approximately $5.8 million and $5.5 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $3.0 million, for both periods, on average debt outstanding of $227 million and $196 million, respectively.

For the three months ended March 31, 2015 and 2014, approximately $1.1 million and $1.3 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the three months ended March 31, 2015 and 2014, respectively, professional fees and insurance expenses totaled approximately $1.3 million and $807,000. The increase in professional fees is primarily due to costs incurred in connection with the restatement. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $511,000 and $468,000 for the three months ended March 31, 2015 and 2014, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2015, net investment income and net realized gains were approximately $6.6 million, or $0.18 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the three months ended March 31, 2014, GAAP-basis net investment income and net realized gains were approximately $4.8 million or $0.14 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2015, our total investments had net unrealized appreciation of approximately $1.1 million. During the three months ended March 31, 2014, our total investments had net unrealized depreciation of approximately $1.3 million. For the three months ended March 31, 2015, our Asset Manager Affiliates had net unrealized appreciation of approximately $484,000. For the three months ended March 31, 2014, our Asset Manager Affiliates had net unrealized depreciation of approximately $997,000. For the three months ended March 31, 2015, our middle market portfolio of debt securities and equity securities had net unrealized appreciation of approximately $1.2 million, compared with net unrealized depreciation of $931,000 during the first quarter of 2014. For the three months ended March 31, 2015, our CLO Fund securities had net unrealized depreciation of approximately $585,000 compared with net unrealized appreciation of $593,000 during the first quarter of 2014.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2015 was $7.7 million, or $0.21 per share. Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2014 was $3.4 million, or $0.10 per share.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions to our stockholders and other general business needs. We recognize the need to have funds available for operating our business and to make investments. We seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet irregular and unexpected funding requirements. We plan to satisfy our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

As of March 31, 2015 and December 31, 2014 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2015	December 31, 2014

Cash	$1,521,555	$1,220,798
Money Market Accounts	1,729,575	1,602,741
Senior Secured Loan	217,219,634	218,329,860
Junior Secured Loan	39,832,410	38,569,006
Senior Unsecured Loan	33,104,782	33,066,984
First Lien Bond	2,580,000	2,580,000
Senior Subordinated Bond	4,295,736	4,240,301
Senior Secured Bond	1,485,000	1,552,500
Senior Unsecured Bond	11,482,540	11,386,218
CLO Fund Securities	85,853,478	77,514,902
Equity Securities	8,063,558	8,119,681
Preferred	10,470,393	10,418,302
Asset Manager Affiliates	71,524,000	72,326,000
Total	$489,162,661	$480,927,293

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2015, we had approximately $224 million of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 215%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of March 31, 2015, the conversion rate was 132.7726 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.53 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. KCAP subsequently surrendered these notes to the trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the three months ended March 31, 2015 and 2014, there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

In February 2012, the Company entered into a Note Purchase Agreement, under which it was able to obtain up to $30 million in financing (the “Facility”). The Facility was terminated on November 4, 2013 and remaining unamortized capitalized costs of approximately $203,000 related to the Facility were written-off and are included in Realized Losses on Extinguishments of Debt.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. At March 31, 2015, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. These junior notes eliminate in consolidation and the remaining notes with a par value of $105 million, net of $3.4 million of unamortized discount, are reflected on our consolidated balance sheet. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

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

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year.

	Distribution	Declaration Date	Record Date	Pay Date
2015:
First quarter	$0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.21

2014:
Fourth quarter	0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014

Total declared in 2014	$1.00

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013

Total declared in 2013	$1.06

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2015 and December 31, 2014, we did not have any such outstanding commitments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$227,397,000	$38,647,000	$—	$41,400,000	$147,350,000

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2015, one issuer representing less than 1% of our total investments at fair value was on non-accrual status. As of December 31, 2014, one issuers representing less than 1% of our total investments at fair value was on non-accrual status.

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

For non-junior class CLO Fund Securities, such as our investment in the class F notes of Catamaran 2012-1 and the class E notes of Catamaran 2014-1, interest is earned at a fixed spread relative to the LIBOR index.

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

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year.

	Distribution	Declaration Date	Record Date	Pay Date
2015:
First quarter	$0.21	3/24/2015	4/6/2015	4/27/2015
Total declared in 2015	$0.21

2014:
Fourth quarter	0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014
Total declared in 2014	$1.00

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013
Total declared in 2013	$1.06

The following table depicts the composition of shareholder distributions on a per share basis:

	Quarter-ended March 31,
	2015 ¹	2014¹
Net investment income	$0.18	$0.13
Tax Accounting Difference on CLO Equity Investments	0.01	0.05
Taxable distributable income	0.19	0.18
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.03	0.05
Available for distribution²	0.23	0.23
Distributed	$0.21	$0.25
Difference	$0.02	$(0.02)

¹	Table may not foot due to rounding.
²	The "Available for distribution" financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings to the Company's taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the "Available for distribution financial measure to taxable distributable income per share in accordance with GAAP, the $0.03 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings is subtracted from the "Available for distribution" financial measure. The Company's management believes that the presentation of the non-GAAP "Available for distribution" financial measure provides useful information to investors because it shows the components of the Company’s resources available for distribution.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2015, approximately 97.5% of our Debt Securities Portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between .75% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2015, we had $227.4 million of borrowings outstanding at a weighted average rate of 4.43%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2015 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$(830,689)	$98,676	$1,061,355

Decrease in interest rate	$318,427	$318,427	$318,427

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $831,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $99,000 and $1.1 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently very low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $318,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

As of the filing of this Quarterly Report on Form 10-Q, our management has completed the implementation of our remediation efforts related to the material weaknesses in the Internal Control over financial reporting as reported in our Form 10-K for the period ended December 31, 2014, which included the following:

•	Engaged an internationally recognized accounting and tax consulting firm to assist and advise management on tax matters;

•	Implemented new policies and procedures to highlight the identification, resolution and proper disposition of relevant tax issues that may arise in the context of the Company’s business;

Management has completed its remediation efforts as of the date of this filing for these material weaknesses. Accordingly, management deems these material weaknesses remediated as of the date of the filing of this Quarterly Report on Form 10-Q.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2015, we issued a total of 86,684 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended March 31, 2015, the aggregate value of the shares of our common stock issued under our DRIP was approximately $579,912.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

The Company entered into revised employment agreements with:

•	Dayl W. Pearson, President and Chief Executive Officer;

•	Edward U. Gilpin, Chief Financial Officer, Treasurer and Secretary;

•	R. Jon Corless, Chief Investment Officer;

•	Jill Simeone, General Counsel and Chief Compliance Officer; and

•	Daniel P. Gilligan, Vice President, Director of Portfolio Administration.

The employment agreements are effective as of May 5, 2015 and supersede and replace each executive’s previous employment agreement. The employment agreements do not change the existing annual base salaries or target bonus opportunities of the executives disclosed in our definitive proxy statement on Schedule 14A dated April 7, 2015.

Under the terms of each employment agreement, in the event of an executive’s termination of employment by the Company without cause (as defined in the employment agreement), by the executive for good reason (as defined in the employment agreement) (a “for cause” or “good reason” termination is referred to herein as a “covered termination”), or due to the executive’s death or disability, the executive will, for 12 months following termination (the “severance period”), (i) continue to be paid his or her annual base salary, and (ii) receive a monthly payment equal to the after-tax amount of executive’s monthly premium for COBRA continuation coverage under the Company’s health benefit plan. In addition, the executive will receive a one-time payment equal to the prorated amount of executive’s average annual bonus for the three calendar years preceding termination.

If the executive incurs a covered termination within 24 months following a change in control of the Company (as defined in the employment agreement), the executive will receive the above-described severance payments, except that the “severance period” will be 24 months instead of 12 months, and the executive will be fully vested in all outstanding equity and equity-based awards.

The employment agreements contain a provision for the protection of the Company’s confidential information, and provide for a one-year non-compete period and a two-year non-solicit period following the executive’s termination of employment for any reason. In the event of a covered termination, the executive may request that his or her one-year non-compete period be shortened, and if the Company grants such request, the Company will have no further obligation to make the salary continuation and COBRA premium severance payments.

The foregoing summary of the employment agreements is qualified in its entirety by reference to the form of executive employment agreement which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KCAP Financial, Inc.

Date: May 6, 2015	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

10.1**	Form of Executive Employment Agreement.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Submitted herewith.

