Form 10-Q
period 2015-06-30
KCAP Financial, Inc.
filed 2015-08-05
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

The number of outstanding shares of common stock of the registrant as of August 4, 2015 was 37,053,327.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2015	As of December 31, 2014
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2015 - $16,457,816; 2014 - $1,602,741)	$16,457,816	$1,602,741
Debt securities (cost: 2015 - $301,909,681; 2014 - $322,884,934)	297,915,304	320,143,170
CLO Fund securities managed by affiliates (cost: 2015 - $92,028,527; 2014 - $85,355,897)	75,182,525	74,139,696
CLO Fund securities managed by non-affiliates (cost: 2015 - $5,572,522; 2014 - $5,533,293)	3,265,930	3,375,206
Equity securities (cost: 2015 - $8,514,487; 2014 - $8,828,812)	7,542,085	8,119,681
Asset Manager Affiliates (cost: 2015 - $57,942,090; 2014 - $60,292,677)	73,737,000	72,326,000
Total Investments at Fair Value (cost: 2015 - $482,425,123; 2014 - $484,498,354)	474,100,660	479,706,494
Cash	2,807,432	1,220,798
Restricted cash	8,641,346	19,325,550
Interest receivable	1,917,083	1,748,821
Due from affiliates	2,412,580	3,027,409
Other assets	5,201,056	5,417,725
Total Assets	$495,080,157	$510,446,797

LIABILITIES
Convertible Notes	$38,647,000	$38,647,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: 2015 - $3,212,019; 2014 - $3,512,407)	144,137,981	143,837,593
Payable for open trades	7,741,875	18,293,725
Accounts payable and accrued expenses	1,428,803	2,166,400
Accrued interest payable	1,712,049	1,566,255
Payable to officers and directors	—	107,750
Due to affiliates	2,216,091	31,000
Shareholder distribution payable	—	9,080,373
Total Liabilities	237,283,799	255,130,096

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,032,825 and 36,775,127 common shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	370,328	367,751
Capital in excess of par value	363,847,548	362,411,830
Excess distribution of net investment income	(20,886,123)	(25,579,865)
Accumulated net realized losses	(75,413,728)	(75,512,134)
Net unrealized depreciation on investments	(9,903,491)	(6,370,881)
Treasury stock at cost	(218,176)	—
Total Stockholders' Equity	257,796,358	255,316,701
Total Liabilities and Stockholders' Equity	$495,080,157	$510,446,797
NET ASSET VALUE PER COMMON SHARE	$6.96	$6.94

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Investment Income:
Interest from investments in debt securities	$5,879,930	$5,173,514	$12,077,758	$10,420,750
Interest from cash and time deposits	3,657	724	4,358	1,510
Investment income on CLO Fund Securities managed by affiliates	3,599,699	2,816,749	7,939,842	5,639,127
Investment income on CLO Fund Securities managed by non-affiliates	396,398	279,261	624,077	598,674
Dividends from Asset Manager Affiliates	1,235,439	1,378,466	2,649,414	2,756,932
Capital structuring service fees	56,263	125,116	218,066	352,199
Total investment income	11,171,386	9,773,830	23,513,515	19,769,192
Expenses:
Interest and amortization of debt issuance costs	2,990,782	2,893,806	5,957,969	5,883,972
Compensation	1,057,452	1,227,651	2,130,273	2,490,088
Professional fees	705,132	545,913	1,876,574	1,217,123
Insurance	107,094	111,507	219,533	247,467
Administrative and other	478,674	399,315	989,966	867,597
Total expenses	5,339,134	5,178,192	11,174,315	10,706,247
Net Investment Income	5,832,252	4,595,638	12,339,200	9,062,945
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	26,050	(64,797)	98,406	244,785
Net change in unrealized (depreciation) appreciation on:
Debt securities	(2,502,825)	1,102,632	(1,252,614)	499,319
Equity securities	(207,148)	546,686	(263,271)	219,023
CLO Fund securities managed by affiliates	(4,970,933)	2,650,352	(5,629,804)	3,584,183
CLO Fund securities managed by non-affiliates	(222,252)	573,617	(148,508)	232,911
Asset Manager Affiliates investments	3,277,561	2,848,534	3,761,586	1,851,090
Total net change in unrealized (depreciation) appreciation	(4,625,597)	7,721,821	(3,532,611)	6,386,526
Net realized and unrealized (depreciation) appreciation on investments	(4,599,547)	7,657,024	(3,434,205)	6,631,311
Net Increase In Stockholders’ Equity Resulting From Operations	$1,232,705	$12,252,662	$8,904,995	$15,694,256
Net Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.03	$0.37	$0.24	$0.47
Diluted:	$0.03	$0.34	$0.24	$0.45
Net Investment Income Per Common Share:
Basic:	$0.16	$0.14	$0.33	$0.27
Diluted:	$0.16	$0.14	$0.33	$0.27
Weighted Average Shares of Common Stock Outstanding—Basic	36,886,129	33,405,189	36,860,341	33,371,764
Weighted Average Shares of Common Stock Outstanding—Diluted	36,891,931	39,723,264	36,867,887	39,689,884

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30,
	2015	2014

Operations:
Net investment income	$12,339,200	$9,062,945
Net realized gains from investment transactions	98,406	244,785
Net change in unrealized (depreciation) appreciation on investments	(3,532,611)	6,386,526
Net increase in net assets resulting from operations	8,904,995	15,694,256

Stockholder distributions:
Distribution of ordinary income	(7,645,458)	(8,264,081)
Return of capital	-	-
Net decrease in net assets resulting from stockholder distributions	(7,645,458)	(8,264,081)

Capital transactions:
(Repurchase) issuance of common stock for:
Treasury stock	(218,536)	—
Dividend reinvestment plan	708,417	300,813
Stock based compensation	730,239	413,375
Net increase in net assets resulting from capital transactions	1,220,120	714,188
Net assets at beginning of period	255,316,701	250,369,692

Net assets at end of period (including undistributed net investment income of $0 in 2015 and $0 in 2014)	$257,796,358	$258,514,055

Net asset value per common share	$6.96	$7.67
Common shares outstanding at end of period	37,032,825	33,725,223

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net increase in stockholder's equity resulting from operations	$8,904,995	$15,694,256
Adjustments to reconcile net increase in stockholder’s equity resulting from operations to net cash provided by in operating activities:
Net realized gains on investment transactions	(98,406)	(244,785)
Net change in unrealized depreciation (appreciation) on investments	3,532,611	(6,386,526)
Purchases of investments	(62,257,431)	(88,665,326)
Proceeds from sales and redemptions of investments	60,112,789	94,762,590
Net accretion of discount on investments	5,032,797	3,602,374
Amortization of original issue discount on indebtedness	300,388	218,488
Amortization of debt issuance costs	594,525	555,445
Payment-in-kind interest income	(716,524)	55,777
Stock-based compensation expense	730,239	413,375
Changes in operating assets and liabilities:
Increase in receivable for open trades	—	(2,943,835)
Decrease in payable for open trades	(10,551,850)	(40,000)
Increase in interest and dividends receivable	(168,262)	(7,518)
Increase in other assets	(377,858)	(457,452)
Decrease (increase) in due from affiliates	614,830	(93,668)
Increase in due to affiliates	2,185,091	—
(Decrease) in accounts payable and accrued expenses	(699,553)	(590,959)
Net cash provided by operating activities	7,138,381	15,872,236

FINANCING ACTIVITIES:
Issuance of restricted shares	1,820	—
Distributions to stockholders	(16,019,236)	(16,296,300)
Purchase of treasury stock	(218,535)	—
Decrease (increase) in restricted cash	10,684,204	(699,022)
Net cash used in financing activities	(5,551,747)	(16,995,322)

CHANGE IN CASH	1,586,634	(1,123,086)
CASH, BEGINNING OF PERIOD	1,220,798	3,433,675
CASH, END OF PERIOD	$2,807,432	$2,310,589

Supplemental Information:
Interest paid during the period	$4,917,229	$4,985,509
Dividends paid during the period under the dividend reinvestment plan	$708,417	$300,813

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2015

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
4L Technologies Inc. (fka Clover Holdings, Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	$2,779,000	$2,756,481	$2,695,908

Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Durable	First Lien Bond — 10.5% - 06/2019 - 00753CAE2 10.5% Cash, Due 6/19	3,000,000	2,972,087	2,547,600

Advantage Sales & Marketing Inc.[9] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,228	1,007,915

Alaska Communications Systems Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 10/16	1,294,902	1,292,011	1,295,032

Alere Inc. (fka IM US Holdings, LLC)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	1,250,000	1,246,873	1,252,625

AmSurg Corp.[11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,977,444	2,977,444	2,981,165

Anaren, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,970,000	1,954,074	1,969,803

Asurion, LLC (fka Asurion Corporation)[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	1,902,705	1,914,090	1,909,707

AZ Chem US Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 6/21	451,370	449,446	451,934

Bankruptcy Management Solutions, Inc.[9] Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	691,364	691,364	646,425

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
BarBri, Inc. (Gemini Holdings, Inc.)[9,11] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	$2,731,875	$2,722,603	$2,723,679

BBB Industries US Holdings, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,992,500	2,938,204	2,928,461

Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	1,947,351	1,940,399	1,913,467

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,512,620	1,481,700

CCS Intermediate Holdings, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,977,500	2,964,498	2,888,175

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,979,950	2,973,892	2,988,338

Checkout Holding Corp. (fka Catalina Marketing)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	990,000	985,908	878,625

Consolidated Communications, Inc.[11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,977,330	2,987,499	2,984,773

CRGT Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	2,962,500	2,908,022	2,947,095

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities 12.0% Cash, 2.0% PIK, Due 12/49	10,308,332	10,308,332	10,411,415

Crowne Group, LLC[9,11] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	3,970,000	3,917,727	3,863,207

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,015,110	2,857,500

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/20	$2,610,113	$2,609,282	$2,610,530

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan Retired 07/01/2015 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,985,000	2,957,539	2,999,925

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 13% - 09/2019 – PIK Note 0.0% Cash, 13.0% PIK, Due 9/19	3,733,857	3,524,810	3,618,855

DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 13% - 09/2019 - Senior Subordinated Note 12.0% Cash, 1.0% PIK, Due 9/19	4,391,390	4,375,084	4,278,531

DJO Finance LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/20	2,058,377	2,058,377	2,058,377

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,495,069	2,522,500

ELO Touch Solutions, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,586,611	1,544,041	1,580,424

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,983,630	4,035,600

Fender Musical Instruments Corporation[9,11] Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,772,515	1,781,753	1,773,047

FHC Health Systems, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,897,375	3,860,941	3,869,119

First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	2,796,448	2,763,831	2,822,455

First Data Corporation[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 New Dollar Term Loan 3.7% Cash, Due 3/18	500,000	503,055	498,150

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Getty Images, Inc.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	$2,174,016	$2,178,653	$1,616,652

GK Holdings, Inc. (aka Global Knowledge)[9] Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,471,712	1,471,500

GK Holdings, Inc. (aka Global Knowledge)[9,11] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,487,500	2,464,283	2,511,131

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,941,068	3,820,800

Gold Standard Baking, Inc.[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 4/21	2,500,000	2,487,742	2,487,500

Grande Communications Networks LLC[9,11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,920,066	3,924,616	3,917,322

Grifols Worldwide Operations Limited[11] Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loan 3.2% Cash, Due 2/21	2,977,387	2,957,053	2,979,754

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,932,500	2,902,131	2,932,500

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,909,329	7,105,000

Gymboree Corporation., The[9,11] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,398,904	1,019,643

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,930,662	2,911,080	2,934,472

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,325,000	3,303,059	3,342,922

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	$1,443,750	$1,438,365	$1,449,388

Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,974,855	1,970,000

Hoffmaster Group, Inc.[9,11] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,960,000	3,927,790	3,969,900

Hunter Defense Technologies, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,887,500	2,863,555	2,915,509

Integra Telecom Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,977,310	2,966,424	2,962,051

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 0.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	247,636	228,563	1,000

Kellermeyer Bergensons Services, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,990,000	1,971,943	1,981,841

Key Safety Systems, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,488,750	1,482,197	1,497,124

Kinetic Concepts, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.5% Cash, 1.0% Libor Floor, Due 5/18	2,977,330	2,970,965	2,993,050

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,434,854	3,442,469	3,434,854

MB Aerospace ACP Holdings III Corp.[9,11] Aerospace and Defense	Senior Secured Loan — Dollar Term Loan 5.0% Cash, 1.0% Libor Floor, Due 5/19	3,920,000	3,894,370	3,920,000

Media General, Inc.[11] Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,761,905	2,765,071	2,765,357

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Medical Specialties Distributors, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	$3,940,000	$3,910,865	$3,813,132

Millennium Health, LLC (fka Millennium Laboratories, LLC)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Tranche B Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,977,444	2,977,444	1,429,173

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,386,554	2,366,863	2,387,270

Nellson Nutraceutical, LLC[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,103,446	2,085,330	2,104,077

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	995,000	986,369	985,050

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,091,954	2,063,548	2,050,115

Nielsen & Bainbrige, LLC[9,11] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,805,000	3,771,078	3,766,950

NM Z Parent Inc. (aka Zep, Inc.)[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 5.8% Cash, 1.0% Libor Floor, Due 6/22	3,500,000	3,512,502	3,512,600

Novetta, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 10/20	2,729,375	2,704,795	2,690,891

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,11] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	985,056	976,819	937,774

Onex Carestream Finance LP9 Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,884,969

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Onex Carestream Finance LP9, 11 Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	$1,909,238	$1,914,986	$1,910,288

Orbitz Worldwide, Inc.[11] Hotel, Gaming & Leisure	Senior Secured Loan — Tranche C Term Loan 4.5% Cash, 1.0% Libor Floor, Due 4/21	2,819,576	2,819,576	2,824,862

Otter Products, LLC (OtterBox Holdings, Inc.)[9,11] Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,754,168	2,734,080	2,676,776

Ozburn-Hessey Holding Company LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 5/19	3,494,596	3,487,824	3,494,247

PGX Holdings, Inc.[9,11] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	3,853,571	3,819,747	3,853,571

Playpower, Inc.[9,11] Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 4.8% Cash, 1.0% Libor Floor, Due 6/21	2,000,000	1,985,014	1,985,000

Post Holdings, Inc.[11] Beverage, Food and Tobacco	Senior Secured Loan — Series A Incremental Term Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	2,977,452	2,970,701	2,966,435

PQ Corporation[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — 2014 Term Loan 4.0% Cash, 1.0% Libor Floor, Due 8/17	2,977,099	2,977,099	2,973,378

PSC Industrial Holdings Corp.[9,11] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	1,990,000	1,971,873	1,983,373

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,960,000	3,935,698	3,960,000

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Delayed Draw 10.0% Cash, 1.5% PIK, Due 6/18	2,018,787	2,018,787	2,018,787

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Subordinated Term Loan 10.0% Cash, 1.5% PIK, Due 6/18	$8,124,738	$8,124,738	$8,124,738

Reynolds Group Holdings Inc.[9,11] Containers, Packaging and Glass	Senior Secured Loan — Incremental U.S. Term Loan 4.5% Cash, 1.0% Libor Floor, Due 12/18	2,916,649	2,916,649	2,930,328

Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,648,400	6,478,900

Rovi Solutions Corporation / Rovi Guides, Inc.[11] High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,977,444	2,942,563	2,962,095

Sandy Creek Energy Associates, L.P.[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,805,007	2,794,225	2,805,512

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.6% Cash, 1.0% Libor Floor, Due 3/19	2,180,291	2,166,554	2,180,291

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.6% Cash, 1.0% Libor Floor, Due 3/19	4,919,511	4,920,428	4,919,511

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 6/19	2,861,935	2,842,873	2,854,781

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,882,654	3,861,506	3,792,887

Tank Partners Holdings, LLC[9] Energy: Oil & Gas	Senior Secured Loan — Loan 9.8% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	10,570,454	10,416,387	9,788,240

TPF II Power, LLC (TPF II Covert Midco, LLC)[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	2,985,000	3,009,831	3,014,850

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	$1,000,000	$990,082	$967,700

TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	1,003,643	903,200

TWCC Holding Corp.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 5.8% Cash, 0.8% Libor Floor, Due 2/20	826,613	828,897	817,570

U.S. Shipping Corp (fka U.S. Shipping Partners LP)[9,11] Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,500,000	1,498,750	1,498,800

Univar Inc.[11] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, 1.5% Libor Floor, Due 6/17	2,879,528	2,874,890	2,879,528

USJ-IMECO Holding Company, LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,950,000	3,934,078	3,950,000

Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)[11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	1,698,532	1,702,414	1,701,717

Verdesian Life Sciences, LLC[9] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	950,037	938,105	928,376

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Value[2]
Verdesian Life Sciences, LLC[9,11] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	$3,138,730	$3,100,416	$3,067,167

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11] Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	3,005,045	2,990,716	3,008,801

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	2,957,255	2,936,695	2,957,255

Weiman Products, LLC[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	3,943,007	3,916,231	3,943,007

WideOpenWest Finance, LLC[9] Media: Broadcasting & Subscription	Senior Secured Loan — Replacement Term B Loan 4.5% Cash, 1.0% Libor Floor, Due 4/19	2,940,000	2,959,761	2,940,000

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	5,000,000	5,001,887	5,000,000

WireCo WorldGroup Inc. [9,11] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	3,000,000	3,001,132	3,000,000

Total Investment in Debt Securities
(116% of net asset value at fair value)		$303,656,137	$301,909,681	$297,915,304

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	700,703

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	568,319

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	1,280,609

eInstruction Acquisition, LLC[5,9] Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Capital Equipment	Class A Shares	1,500	1,500,000	2,144,194

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	941,600

Tank Partners Holdings, LLC[5,9,13] Energy: Oil & Gas	Unit	5.8%	980,000	452,394

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Warrants	1.3%	185,205	108,893

TRSO II, Inc.[5,9,13] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,342,373

Total Investment in Equity Securities
(3% of net asset value at fair value)			$8,514,487	$7,542,085

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[14]	Percentage Ownership	Amortized Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities, effective interest 11.3%, 1/21 maturity	22.2%	$2,498,355	$522,005
Katonah III, Ltd.[3,10,15]	Preferred Shares, 5/15 maturity	23.1%	1,361,891	375,000
Katonah VII CLO Ltd.[3,6,15]	Subordinated Securities, 11/17 maturity	16.4%	3,530,487	1,000
Katonah VIII CLO Ltd[3,6,15]	Subordinated Securities, 5/18 maturity	10.3%	2,706,408	20,000
Katonah IX CLO Ltd[3,6]	Preferred Shares, effective interest 2.1%, 1/19 maturity	6.9%	1,203,125	493,427
Katonah X CLO Ltd [3,6]	Subordinated Securities, effective interest 16.8%, 4/20 maturity	33.3%	8,932,776	4,686,406
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares, effective interest 26.9%, 4/22 maturity	100.0%	23,740,077	24,674,912
Trimaran CLO V, Ltd.[3,6]	Subordinated Notes, effective interest 43.2%, 3/18 maturity	20.8%	142,490	675,000
Trimaran CLO VII, Ltd.[3,6]	Income Notes, effective interest 43.9%, 6/21 maturity	10.5%	1,340,875	2,042,214
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes, 10.2% effective interest, 12/23 maturity	24.9%	7,507,610	5,052,888
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes, effective interest 13.3%, 1/25 maturity	23.5%	6,881,847	6,963,300
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes, effective interest 8.2%, 4/26 maturity	24.9%	9,690,780	7,908,078
Dryden 30 Senior Loan Fund[3]	Subordinated Notes, effective interest 27.7%, 11/25 maturity	7.5%	1,712,276	2,368,925
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes, effective interest 7.2%, 10/26 maturity	24.9%	8,847,407	7,763,580
Catamaran CLO 2015-1 Ltd.[3,6]	Subordinated Notes, effective interest 9.9%, 4/27 maturity	24.0%	12,132,538	9,531,720

Total Investment in CLO Subordinated Securities			$92,228,942	$73,078,455

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2012-1 Ltd.[3,6]	Float - 12/2023 - F - 14889CAE0 Par Value of $4,500,000 Due 12/23	42.9%	$3,949,318	$4,060,000
Catamaran CLO 2014-1 Ltd.[3,6]	Float - 04/2026 - E - 14889FAC7 Par Value of $1,525,000 Due 4/26	15.1%	1,422,789	1,310,000

Total Investment in CLO Rated-Note			$5,372,107	$5,370,000

Total Investment in CLO Fund Securities
(30% of net asset value at fair value)			$97,601,049	$78,448,455

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates[9,12]	Asset Management Company	100.0%	$57,942,090	$73,737,000

Total Investment in Asset Manager Affiliates
(29% of net asset value at fair value)			$57,942,090	$73,737,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par /Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$249,184	$249,184

US Bank Money Market Account[9]	Money Market Account	0.02%	16,208,632	16,208,632

Total Investment in Time Deposit and Money Market Accounts
(6% of net asset value at fair value)			$16,457,816	$16,457,816

Total Investments[4]
(184% of net asset value at fair value)			$482,425,123	$474,100,660

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2015. As noted in the table above, 81% (based on par) of debt securities contain LIBOR floors which range between .75% and 3.00%.
[2]	Reflects the fair market value of all investments as of June 30, 2015, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $500 million. The aggregate gross unrealized appreciation is approximately $20 million, the aggregate gross unrealized depreciation is approximately $45 million, and the net unrealized depreciation is approximately $25 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of June 30, 2015, this CLO Fund Security was not providing a taxable distribution.
[11]	As of June 30, 2015, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.
[12]	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
[13]	Non-voting.
[14]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
[15]	Transaction has been called.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of December 31, 2014

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity		Principal	Amortized Cost	Fair Value[2]
4L Technologies Inc. (fka Clover Holdings, Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20		$2,793,000	$2,768,057	$2,723,175

Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Durable	First Lien Bond — 10.5% Cash, Due 6/19		3,000,000	2,962,507	2,580,000

Advantage Sales & Marketing Inc.[9] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22		1,000,000	1,002,384	992,000

Alaska Communications Systems Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 10/16		5,200,227	5,193,935	5,200,227

Alere Inc. (fka IM US Holdings, LLC)[11] Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/17		2,992,277	2,988,629	2,972,947

AmSurg Corp.[11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21		2,992,481	2,992,481	2,975,020

Anaren, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21		1,980,000	1,962,587	1,955,250

Asurion, LLC (fka Asurion Corporation)[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19		1,917,430	1,932,331	1,896,549

AZ Chem US Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 6/21		467,123	464,966	457,977
		.
Bankruptcy Management Solutions, Inc.[9] Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18		700,227	700,227	624,463

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
BarBri, Inc. (Gemini Holdings, Inc.)[9,11] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	$2,872,500	$2,861,557	$2,835,158

BBB Industries US Holdings, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	3,000,000	2,941,316	2,985,000

Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	2,239,551	2,230,586	2,235,071

Blue Coat Systems, Inc.[9,11] High Tech Industries	Senior Secured Loan — New Term Loan 4.0% Cash, 1.0% Libor Floor, Due 5/19	467,636	468,971	456,530

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.6% Cash, Due 8/18	1,500,000	1,515,584	1,552,500

CCS Intermediate Holdings, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,992,500	2,978,364	2,940,131

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,987,475	2,980,768	2,963,829

Charter Communications Operating, LLC (aka CCO Safari LLC)[11] Media: Broadcasting & Subscription	Senior Secured Loan — Term G Loan 4.3% Cash, 0.8% Libor Floor, Due 9/21	3,000,000	3,022,408	3,022,980

Checkout Holding Corp.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	995,000	990,534	951,474

Consolidated Communications, Inc.[11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,992,443	3,003,588	2,976,538

CRGT Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,000,000	2,940,000	2,955,000

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 10.0% Cash, 2.0% PIK, Due 12/49	10,206,016	10,206,016	10,418,302

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Crowne Group, LLC[9,11] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	$3,990,000	$3,932,506	$3,838,779

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,016,357	2,910,000

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/20	2,623,371	2,622,454	2,570,903

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 12/21	3,000,000	2,970,271	2,988,750

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 13.0% PIK, Due 9/19	3,457,795	3,221,771	3,386,218

DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 12.0% Cash, 1.0% PIK, Due 9/19	4,314,949	4,295,544	4,240,301

DJO Finance LLC (ReAble Therapeutics Fin LLC)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — New Tranche B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 9/17	2,063,574	2,063,574	2,022,303

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,494,654	2,523,250

ELO Touch Solutions, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,726,036	1,677,698	1,642,496

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,982,390	4,033,200

Fender Musical Instruments Corporation[9,11] Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	2,002,536	2,012,321	1,982,110

FHC Health Systems, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,407,143	3,373,191	3,381,589

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	$2,796,448	$2,759,556	$2,782,466

First Data Corporation[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 New Dollar Term Loan 3.7% Cash, Due 3/18	1,000,000	968,906	982,190

Getty Images, Inc.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,185,164	2,187,551	2,012,165

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,935,659	3,889,200

Grande Communications Networks LLC[9,11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,940,040	3,944,690	3,938,464

Grifols Worldwide Operations Limited[11] Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loam 3.2% Cash, Due 2/21	2,992,462	2,970,236	2,956,298

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,947,500	2,911,129	2,947,500

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,894,754	7,105,000

Gymboree Corporation., The[9,11] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,390,786	935,563

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,930,662	2,908,645	2,928,611

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,368,750	3,343,813	3,385,594

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,462,500	1,456,384	1,458,661

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	$2,000,000	$1,972,727	$1,999,000

Hoffmaster Group, Inc.[9,11] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,980,000	3,944,324	3,943,523

Hunter Defense Technologies, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,962,500	2,934,961	2,988,866

Integra Telecom Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term B Loan 5.3% Cash, 1.3% Libor Floor, Due 2/19	2,992,386	2,981,164	2,919,461

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan Due 5/15	247,636	228,563	1,000

Kellermeyer Bergensons Services, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	2,000,000	1,980,432	1,990,000

Key Safety Systems, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,496,250	1,489,134	1,488,769

Kinetic Concepts, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.0% Cash, 1.0% Libor Floor, Due 5/18	2,992,443	2,984,962	2,956,279

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,456,381	3,464,859	3,451,197

MB Aerospace ACP Holdings III Corp.[9,11] Aerospace and Defense	Senior Secured Loan — Dollar Term Loan 5.0% Cash, 1.0% Libor Floor, Due 5/19	3,940,000	3,910,979	3,939,212

Media General, Inc.[11] Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.3% Cash, 1.0% Libor Floor, Due 7/20	3,000,000	3,003,750	2,972,805

Medical Specialties Distributors, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,960,000	3,927,435	3,804,372

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Millennium Health, LLC (fka Millennium Laboratories, LLC)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Tranche B Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	$2,992,481	$2,992,481	$2,985,000

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	1,000,000	990,487	963,200

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,000,000	1,971,249	1,920,000

Nielsen & Bainbrige, LLC[9,11] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,000,000	2,971,460	2,889,600

Novetta, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 10/20	2,743,125	2,716,093	2,743,125

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,11] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	990,019	980,923	950,418

Onex Carestream Finance LP9 Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	2,000,000	2,000,000	1,992,920

Onex Carestream Finance LP9, 11 Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,973,333	1,980,022	1,969,219

Orbitz Worldwide, Inc.[11] Hotel, Gaming & Leisure	Senior Secured Loan — Tranche C Term Loan 4.5% Cash, 1.0% Libor Floor, Due 4/21	2,992,481	2,992,481	2,961,315

Otter Products, LLC (OtterBox Holdings, Inc.)[9,11] Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,992,481	2,968,458	2,966,297

Ozburn-Hessey Holding Company LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 5/19	3,512,426	3,503,687	3,544,389

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
PGX Holdings, Inc.[9,11] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	$3,975,000	$3,936,815	$3,917,363

Post Holdings, Inc.[11] Beverage, Food and Tobacco	Senior Secured Loan — Series A Incremental Term Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	2,992,481	2,985,129	2,983,130

PQ Corporation[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — 2014 Term Loan 4.0% Cash, 1.0% Libor Floor, Due 8/17	2,992,366	2,992,366	2,943,740

PSC Industrial Holdings Corp.[9,11] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 7.0% Cash, 1.0% Libor Floor, Due 12/20	2,000,000	1,980,119	1,980,000

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	909,069	910,287	909,069

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	2,727,206	2,717,359	2,727,206

QoL Meds, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/20	498,750	496,449	480,296

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,980,000	3,953,083	3,786,174

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Delayed Draw 10.0% Cash, 1.5% PIK, Due 6/18	2,003,587	2,003,587	2,003,587

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Subordinated Term Loan 10.0% Cash, 1.5% PIK, Due 6/18	8,063,397	8,063,397	8,063,397

Reynolds Group Holdings Inc.[9,11] Containers, Packaging and Glass	Senior Secured Loan — Incremental U.S. Term Loan 4.0% Cash, 1.0% Libor Floor, Due 12/18	2,992,443	2,992,443	2,946,734

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	$6,700,000	$6,642,367	$6,499,000

Rovi Solutions Corporation / Rovi Guides, Inc.[11] High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,992,481	2,954,531	2,936,387

Safenet, Inc.[9,11] High Tech Industries	Senior Secured Loan — Initial Term Loan (First Lien) 6.8% Cash, 1.0% Libor Floor, Due 3/20	2,977,500	2,951,435	2,977,500

Sandy Creek Energy Associates, L.P.[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,844,544	2,832,599	2,794,053

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	2,191,289	2,175,642	2,191,289

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	3,440,528	3,429,224	3,440,528

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 6/19	2,861,935	2,840,504	2,858,501

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,910,711	3,887,178	3,656,515

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Tank Partners Holdings, LLC[9] Energy: Oil & Gas	Senior Secured Loan — Loan 9.8% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	$10,385,331	$10,212,907	$9,866,065

TPF II Power, LLC (TPF II Covert Midco, LLC)[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	3,000,000	3,026,933	3,009,375

Trimaran Advisors, L.L.C.[9,12] Portfolio Company Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	988,097	961,300

TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	1,004,005	961,670

TWCC Holding Corp.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, 0.8% Libor Floor, Due 2/17	906,653	910,624	887,060

Univar Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, 1.5% Libor Floor, Due 6/17	2,894,577	2,890,893	2,808,536

USJ-IMECO Holding Company, LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,970,000	3,952,343	3,970,000

Portfolio Company / Principal Business	Investment Interest Rate1 / Maturity	Principal	Amortized Cost	Fair Value[2]
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)[11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	$1,994,987	$1,999,927	$1,978,160

Verdesian Life Sciences, LLC[9] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	975,012	961,553	938,547

Verdesian Life Sciences, LLC[9,11] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,221,243	3,178,026	3,100,769

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11] Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,866,953	2,843,300	2,838,284

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	2,972,255	2,948,574	2,972,255

Weiman Products, LLC[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	3,963,007	3,932,167	3,963,007

WideOpenWest Finance, LLC[9] Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, 1.0% Libor Floor, Due 4/19	2,954,887	2,971,397	2,941,974

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	5,000,000	4,991,504	5,000,000

WireCo WorldGroup Inc. [9,11] Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	3,000,000	2,994,903	3,000,000

Total Investment in Debt Securities
(125% of net asset value at fair value)		$324,808,055	$322,884,934	$320,143,170

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	648,764

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Common Stock 2013	0.8%	314,325	391,932

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	624,304

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	746,964

eInstruction Acquisition, LLC[5,9] Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Capital Equipment	Class A Shares	1,500	1,500,000	2,351,329

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value[2]
Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	$1,000,000	$891,000

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Unit	5.8%	980,000	573,750

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Warrants	1.3%	185,204	99,752

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,788,886

Total Investment in Equity Securities
(3% of net asset value at fair value)			$8,828,812	$8,119,681

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$2,254,638	$469,131
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,015,334	400,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	3,563,252	1,000
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	2,755,267	100,000
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	1,262,496	594,989
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	23,471,779	25,191,782
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	11,094	900,000
Trimaran CLO V, Ltd.[3,6]	Subordinated Notes	20.8%	1,292,698	1,657,020
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	1,531,142	1,950,000
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	7,994,677	5,793,924
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes	23.5%	7,492,702	7,874,910
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes	24.9%	10,473,628	8,867,176
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	2,263,321	2,506,075
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes	24.9%	9,862,799	8,761,500

Total Investment in CLO Subordinated Securities, Preferred Shares and Income Notes			$85,554,372	$72,014,902

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2012-1 Ltd.[3,6]	Class F Notes Par Value of $4,500,000 Due 12/23	42.9%	$3,917,442	$4,160,000

Catamaran CLO 2014-1 Ltd.[3,6]	Class E Notes Par Value of $1,525,000 Due 4/26	15.1%	1,417,376	1,340,000

Total Investment in CLO Rated-Note			$5,334,818	$5,500,000

Total Investment in CLO Fund Securities
(30% of net asset value at fair value)			$90,889,190	$77,514,902

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$60,292,677	$72,326,000

Total Investment in Asset Manager Affiliates (28% of net asset value at fair value)			$60,292,677	$72,326,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$249,105	$249,105

US Bank Money Market Account[9]	Money Market Account	0.02%	1,353,636	1,353,636

Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			$1,602,741	$1,602,741

Total Investments[4] (188% of net asset value at fair value)			$484,498,354	$479,706,494

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2014. As noted in the table above, 75% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.00%.
[2]	Reflects the fair market value of all investments as of December 31, 2014, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $502 million. The aggregate gross unrealized appreciation is approximately $15.7 million, the aggregate gross unrealized depreciation is approximately $37.7 million, and the net unrealized depreciation is approximately $22 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of December 31, 2014, this CLO Fund Security was not providing a taxable distribution.
[11]	As of December 31, 2014, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligations.
32

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2015	2014

Per Share Data:
Net asset value, at beginning of period	$6.94	$7.51
Net investment income[1]	0.33	0.27
Net realized gain (losses) from investments[1]	-	0.01
Net change in unrealized (depreciation) appreciation on investments[1]	(0.09)	0.19
Net increase in net assets resulting from operations	0.24	0.47
Net decrease in net assets resulting from distributions:
Distribution of ordinary income	(0.21)	(0.25)
Return of capital	-	-
Net decrease in net assets resulting from distributions	(0.21)	(0.25)
Net (decrease) increase in net assets relating to stock-based transactions:
Stock based compensation	(0.01)	(0.06)
Net increase in net assets relating to stock-based transactions	(0.01)	(0.06)

Net asset value, end of period	$6.96	$7.67
Total net asset value return[2]	3.3%	5.5%

Ratio/Supplemental Data:
Per share market value at beginning of period	$6.82	$8.07
Per share market value at end of period	$5.98	$8.49
Total market return[3]	(9.2)%	8.3%
Shares outstanding at end of period	37,032,825	33,725,223
Net assets at end of period	$257,796,358	$258,514,055
Portfolio turnover rate[4]	12.2%	21.2%
Average par debt outstanding	$227,397,000	$195,658,000
Asset coverage ratio	212%	231%
Ratio of net investment income to average net assets[5]	9.5%	7.1%
Ratio of total expenses to average net assets[5]	8.6%	8.4%
Ratio of interest expense to average net assets[5]	4.6%	4.6%
Ratio of non-interest expenses to average net assets[5]	4.0%	3.8%

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

On October 6, 2014, the Company completed a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds of approximately $23.8 million, after deducting underwriting discounts and offering expenses.

As of June 30, 2015, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Katonah X Management, L.L.C. and Trimaran Advisors Management, L.L.C. (collectively the “Asset Manager Affiliates”) have approximately $3.2 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP Financial by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investment interest in the CLO Funds they manage, however KCAP Financial holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

Stockholder distributions on the Statement of Changes in Net Assets reflect the estimated allocation, between net investment income and return of capital, of distributions made during the reporting period, excluding the distribution declared in a quarter with a record date occurring after the quarter-end. The determination of the tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, an estimate of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the six months ended June 30, 2015, the Company provided $45 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of June 30, 2015, the Company holds loans it has made to 99 investee companies with aggregate principal amounts of $273 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the six month period ended June 30, 2015, the Company did not make any such introductions or lead any syndicates.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014- 15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014- 15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to adopt ASU 2014-15 early, and we do not believe the standard will have a material impact on our financial statements, when adopted.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. We do not expect the adoption of ASU 2015-2 to have a material impact to the Company’s financial statements.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2015, 1 issuer representing less than 1% of the Company’s total investments at fair value was on a non-accrual status.

Distributions from Asset Manager Affiliates. The Company records distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits of the distributing affiliate company are recognized as tax-basis return of capital. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

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

Shareholder Distributions. Distributions to common stockholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board of Directors each quarter.

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

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share for the three and six months ended June 30, 2015 and 2014 (unaudited):

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net increase in net assets resulting from operations	$1,232,705	$12,252,662	$8,904,995	$15,694,256
Net decrease in net assets allocated to unvested share awards	(20,663)	(115,402)	(149,482)	(138,230)
Interest on Convertible Notes	—	1,072,050	—	2,144,100
Amortization of Capitalized Costs on Convertible Notes	—	104,430	—	206,867
Net increase in net assets available to common stockholders	$1,212,042	$13,313,740	$8,755,513	$17,906,993
Weighted average number of common shares outstanding for basic shares computation	36,886,129	33,405,189	36,860,341	33,371,764
Effect of dilutive securities - stock options	5,802	11,858	7,546	11,903
Effect of dilutive Convertible Notes	—	6,306,217	—	6,306,217
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	36,891,931	39,723,264	36,867,887	39,689,884
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.03	$0.37	$0.24	$0.47
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.03	$0.34	$0.24	$0.45

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

There were 50,000 options to purchase shares of common stock for the three months ended June 30, 2015 and 2014. For the three months ended June 30, 2015 and 2014 options to purchase 5,802 and 11,858 shares of common stock, respectively, were included in the computation of diluted earnings per share. For the six months ended June 30, 2015 and 2014, options to purchase 7,546 and 11,903 shares of common stock, respectively, were included in the computation of diluted earnings per share. For the six months ended June 30, 2015, the company purchased 36,039 shares of treasury stock in connection with the vesting of employee’s restricted stock, such treasury shares reduce the weighted average shares outstanding in the computation of earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months and six months ended June 30, 2015, the effects of the convertible notes are anti-dilutive.

The if-converted method of computing the dilutive effects on convertible notes assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of June 30, 2015 the current conversion rate of the Convertible Notes is approximately 133.59 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.49 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding or, at its option, settle the conversion in cash.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2015 and December 31, 2014:

	June 30, 2015 (unaudited)			December 31, 2014
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Money Market Accounts[3]	$16,457,816	$16,457,816	6	$1,602,741	$1,602,741	1
Senior Secured Loan	220,875,385	217,535,523	84	220,965,922	218,329,860	86
Junior Secured Loan	40,194,817	39,898,155	15	38,664,199	38,569,006	15
Senior Unsecured Loan	10,143,525	10,143,525	4	33,066,984	33,066,984	13
First Lien Bond	2,972,088	2,547,600	1	2,962,507	2,580,000	1
Senior Subordinated Bond	4,375,084	4,278,531	2	4,295,544	4,240,301	2
Senior Unsecured Bond	11,527,830	11,618,855	5	11,208,178	11,386,218	4
Senior Secured Bond	1,512,620	1,481,700	1	1,515,584	1,552,500	1
CLO Fund Securities	97,601,049	78,448,455	30	90,889,190	77,514,901	30
Equity Securities	8,514,487	7,542,085	3	8,828,812	8,119,681	3
Preferred Securities	10,308,332	10,411,415	4	10,206,016	10,418,302	4
Asset Manager Affiliates[2]	57,942,090	73,737,000	29	60,292,677	72,326,000	28
Total	$482,425,123	$474,100,660	184%	$484,498,354	$479,706,494	188%

[1]	Represents percentage of Net Asset Value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015 (unaudited)			December 31, 2014
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,962,961	$9,507,015	4.0%	$10,059,487	$9,533,092	4%
Asset Management Company[2]	57,942,090	73,737,000	30.0	60,292,677	72,326,000	28
Portfolio Company Loan	-	-	-	23,000,000	23,000,000	9
Automotive	8,338,128	8,288,792	3.0	8,362,956	8,312,548	3
Banking, Finance, Insurance & Real Estate	6,883,390	6,932,029	3.0	7,660,721	7,639,366	3
Beverage, Food and Tobacco	26,075,029	25,908,282	10.0	17,974,974	17,883,421	7
Capital Equipment	9,503,020	10,144,194	4.0	9,486,407	10,351,329	4
Chemicals, Plastics and Rubber	9,813,938	9,817,440	4.0	6,348,226	6,210,253	2
CLO Fund Securities	97,601,049	78,448,455	30.0	90,889,190	77,514,901	31
Construction & Building	1,985,014	1,985,000	1.0	-	-	-
Consumer goods: Durable	14,308,915	13,799,538	5.0	13,876,482	13,301,207	5
Consumer goods: Non-durable	13,470,912	13,389,057	5.0	13,535,975	13,314,952	5
Containers, Packaging and Glass	2,916,649	2,930,328	1.0	2,992,443	2,946,734	1
Energy: Oil & Gas	14,071,674	12,659,600	5.0	13,866,208	13,289,753	5
Environmental Industries	12,836,897	12,869,296	5.0	12,942,593	12,911,017	5
Forest Products & Paper	5,902,645	5,939,900	2.0	5,917,051	5,942,523	2
Healthcare & Pharmaceuticals	64,268,378	62,621,277	24.0	66,186,412	65,720,782	27
High Tech Industries	10,837,095	10,924,468	4.0	14,457,495	14,419,110	6
Hotel, Gaming & Leisure	3,219,576	2,825,862	1.0	3,392,481	2,962,315	1
Media: Advertising, Printing & Publishing	11,239,642	10,844,244	4.0	11,318,815	11,396,027	4
Media: Broadcasting & Subscription	10,468,451	10,360,599	4.0	14,477,078	14,409,401	6
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	4,389,620	4,028,444	2.0	4,234,086	3,773,847	1
Services: Business	20,521,595	20,426,472	8.0	16,550,255	16,066,421	6
Services: Consumer	6,542,350	6,577,250	3.0	6,798,372	6,752,521	3
Telecommunications	15,111,618	14,979,978	6.0	22,030,434	21,865,864	9
Time Deposit and Money Market Accounts[3]	16,457,815	16,457,816	6.0	1,602,741	1,602,741	1
Transportation: Cargo	21,724,053	21,876,962	8.0	20,156,700	20,455,941	8
Utilities: Electric	5,804,056	5,820,362	2.0	5,859,532	5,803,428	2

Total	$482,425,123	$474,100,660	184%	$484,498,354	$479,706,494	188%

[1]	Calculated as a percentage of Net Asset Value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

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

At both June 30, 2015 and December 31, 2014, the total amount of non-qualifying assets was approximately 21%. The majority of non-qualifying assets were foreign investments which were approximately 16% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% of its total assets on such dates).

The following tables detail the ten largest portfolio companies (at fair value) as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (unaudited)
Investment	Cost	Fair Value	%
Asset Manager Affiliates	$57,942,090	$73,737,000	16%
Katonah 2007-I CLO Ltd.	23,740,077	24,674,912	5
US Bank Money Market Account	16,208,632	16,208,632	3
Crowley Holdings Preferred, LLC	10,308,332	10,411,415	2
Tank Partners Holdings, LLC	10,416,387	9,788,240	2
Catamaran CLO 2015-1 Ltd.	12,132,538	9,531,720	2
Restorix Health, Inc.	8,124,738	8,124,738	2
Catamaran CLO 2014-1 Ltd.	9,690,780	7,908,078	2
Catamaran CLO 2014-2 Ltd.	8,847,407	7,763,580	2
Grupo HIMA San Pablo, Inc.	6,909,329	7,105,000	1

Total	$164,320,310	$175,253,315	37%

	December 31, 2014
Investment	Cost	Fair Value	%
Asset Manager Affiliates	$60,292,677	$72,326,000	15%
Katonah 2007-I CLO Ltd.	23,471,779	25,191,782	5
Trimaran Credit Facility	23,000,000	23,000,000	5
Crowley Holdings Preferred, LLC	10,206,016	10,418,302	2
Tank Partners Holdings, LLC	10,212,907	9,866,065	2
Catamaran CLO 2014-1 Ltd.	10,473,628	8,867,176	2
Catamaran CLO 2014-2 Ltd.	9,862,799	8,761,500	2
Restorix Health, Inc.	8,063,397	8,063,397	2
Catamaran CLO 2013- 1 Ltd.	7,492,702	7,874,910	2
Grupo HIMA San Pablo, Inc.	6,894,754	7,105,000	1

Total	$169,970,659	$181,474,132	38%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 14% and 17% of the total fair value of the Company’s investments at June 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of June 30, 2015 (unaudited) and December 31, 2014, respectively:

	As of June 30, 2015 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$16,457,816	$—	$16,457,816
Debt securities	—	138,608,514	159,306,790	297,915,304
CLO Fund securities	—	—	78,448,455	78,448,455
Equity securities	—	—	7,542,085	7,542,085
Asset Manager Affiliates	—	—	73,737,000	73,737,000

Total	$—	$155,066,330	$319,034,330	$474,100,660

	As of December 31, 2014
	Level I	Level II	Level III	Total
Money market accounts	$—	$1,602,741	$—	$1,602,741
Debt securities	—	149,124,827	171,018,343	320,143,170
CLO Fund securities	—	—	77,514,902	77,514,902
Equity securities	—	—	8,119,681	8,119,681
Asset Manager Affiliates	—	—	72,326,000	72,326,000

Total	$—	$150,727,568	$328,978,926	$479,706,494

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

	Six Months Ended June 30, 2015 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Transfers out of Level III	(21,995,810)[1]	—	—	—	(21,995,810)
Transfers into Level III	25,635,428 [2]	—	—	—	25,635,428
Net accretion of discount	128,484	(5,240,135)	—	—	(5,111,651)
Purchases	26,340,042	11,952,000	—	—	38,292,042
Sales / Paydowns	(42,119,713)	—	(317,340)	(2,350,586)	(44,787,639)
Total realized gain (loss) included in earnings	26,336	—	3,015	—	29,351
Total unrealized gain (loss) included in earnings	273,680	(5,778,312)	(263,271)	3,761,586	(2,006,317)
Balance, June 30, 2015	$159,306,790	$78,448,455	$7,542,085	$73,737,000	$319,034,330
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$273,680	$(5,778,312)	$(263,271)	$3,761,586	$(2,006,317)

1Transfers out of Level III represent a transfer of $21,995,810 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2015

2Transfers into Level III represent a transfer of $25,635,428 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30,2015

	Year Ended December 31, 2014
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Transfers out of Level III	(38,990,152)[1]	—	—	—	(38,990,152)
Transfers into Level III	1,982,110 [2]	—	—	—	1,982,110
Net accretion of discount	198,600	(11,102,015)	—	—	(10,903,415)
Purchases	132,079,152	22,421,847	2,216,847	545,979	157,263,825
Sales/Paydowns	(121,242,093)	(10,132,500)	(5,007,311)	(6,432,086)	(142,813,990)
Total realized gain (loss) included in earnings	(9,069,550)	5,575,498	(7,136,407)	—	(10,630,459)
Total unrealized gain (loss) included in earnings	7,962,902	(8,700,148)	7,040,153	2,064,107	8,367,014
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(1,448,794)	$(4,908,278)	$424,306	$2,064,107	$(3,868,659)

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

As of June 30, 2015, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $155,066,330 as of June 30, 2015.

As of June 30, 2015, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$2,547,600	Enterprise Value	Average EBITDA Multiple	7.2x
	$156,758,190	Income Approach	Implied Discount Rate	2.9% - 17.9% (9.0%)
	$1,000	Options Value	Qualitative Inputs[1]
Equity Securities	$7,539,085	Enterprise Value	Average EBITDA Multiple/WAAC	4.7x/11.9% - 13.7x/15.8% (7.9x/13.6%)
	$3,000	Options Value	Qualitative Inputs[1]
CLO Fund Securities	$68,916,735	Discounted Cash Flow	Discount Rate	11% - 12% (11.4%)
			Probability of Default	2.0% - 2.5% (2.2%)
			Loss Severity	25.0% - 25.9% (25.6%)
			Recovery Rate	74.1% - 75.0% (74.4%)
			Prepayment Rate	0% - 35.8% (26.7%)
	$9,531,720	Market Approach	Third Party Quote	80 (80)
Asset Manager Affiliate	$73,737,000	Discounted Cash Flow	Discount Rate	1.95% - 11.00% (6.76%)
Total Level III Investments	$319,034,330

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2015 and December 31, 2014, the Asset Manager Affiliates had approximately $3.2 billion and $3.0 billion, respectively, of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $74 million and $72 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, three managed funds made incentive fee distributions during the quarter ended June 30, 2015.

For the three months ended June 30, 2015 and 2014, the Asset Manager Affiliates declared cash distributions of $2.3 million and $3.0 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of the estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $1.2 million and $1.4 million, respectively, of Dividends from Asset Manager Affiliates in the Statement of Operations for the three months ended June 30, 2015 and 2014. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

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

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. See Note 2 - “Significant Accounting Policies” and Note 4 - “Investments” for further information relating to the Company’s valuation methodology.

Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to the Asset Manager Affiliates which had previously not been required, as its provisions require the Asset Manager Affiliates to consolidate certain of their managed CLO Funds that were not previously consolidated. As a result of the consolidation of the CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring the following additional disclosures. In addition, Katonah 2007-I CLO qualifies as “significant subsidiaries” of the Company and the Company is also required to make the additional disclosures about them below. These disclosures regarding the Asset Manager Affiliates and Katonah 2007-I CLO do not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2015	December 31, 2014
Investments of CLO Funds, at fair value	$3,011,247,799	$2,846,659,635
Restricted cash of CLO Funds	215,924,275	182,224,205
Total assets	3,281,896,481	3,092,592,939
CLO Fund liabilities at fair value	3,071,287,075	2,990,211,629
Total liabilities	3,188,986,813	3,060,837,388
Total Asset Manager Affiliates equity	32,292,146	34,780,345
Appropriated retained earnings of consolidated VIEs	60,617,522	(3,024,793)

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income - investments of CLO Funds	$32,897,802	$30,880,597	$63,548,836	$58,565,082
Total income	35,937,055	31,293,058	66,789,017	61,681,843
Interest expense of CLO Fund liabilities	35,014,717	24,529,997	78,771,749	49,055,196
Total expenses	51,653,612	35,302,843	100,132,585	66,209,005
Net realized and unrealized gains (losses)	84,097,927	(4,955,179)	100,417,283	(9,673,667)
Net gain (loss) attributable to noncontrolling interests in consolidated Variable Interest Entities	64,651,769	(10,799,619)	63,135,461	(18,258,038)
Net income attributable to Asset Manager Affiliates	2,479,446	1,328,309	2,511,801	2,674,769

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2015	December 31, 2014
Total investments at fair value	$250,422,683	$273,373,948
Cash	25,184,920	14,939,994
Total assets	276,097,856	288,945,330
CLO Debt at fair value	271,221,089	290,699,426
Total liabilities	278,099,340	292,730,723
Total Net Assets	(2,001,485)	(3,785,393)

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income from investments	$2,461,737	$3,027,364	$5,077,131	$6,019,495
Total income	2,734,441	3,086,962	5,384,309	6,384,610
Interest expense	2,229,543	2,727,556	4,605,179	5,521,464
Total expenses	2,492,448	3,078,583	5,192,301	6,195,570
Net realized and unrealized gains (losses)	3,713,620	(4,847,359)	1,591,900	(6,516,459)
Increase (decrease) in net assets resulting from operations	3,955,613	(4,838,980)	1,783,908	(6,327,420)

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. In order to maintain its RIC status, any tax-basis dividends paid by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such tax-basis dividends of the Asset Manager Affiliates’ income which was distributed to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of amortization and depreciation, compensation related expenses, and net loss carryforward, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At December 31, 2014, the par value of the outstanding loan was $23 million. At June 30, 2015, there was no loan outstanding under the Trimaran Credit Facility. For the six months ended June 30, 2015, the Company recognized interest income of $792,000 related to the Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2015 (unaudited)	As of December 31, 2014

Convertible Notes, due March 15, 2016	$38,647,000	$38,647,000
7.375% Notes Due 2019	$41,400,000	$41,400,000
Notes Issued by KCAP Senior Funding I, LLC (net of discount: 2015 - $3,212,019; 2014 - $3,512,407)	$144,137,981	$143,837,593

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2015 were 4.45% and 6.74 years, respectively, and as of December 31, 2014 were 4.43% and 7.23 years, respectively.

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

The Convertible Notes are convertible into shares of Company’s common stock. As of June 30, 2015, the conversion rate was 133.59 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.49 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the facility on an effective yield method, of which approximately $244,000 remains to be amortized. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the six months ended June 30, 2015 there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

For the three months ended June 30, 2015 and 2014, interest expense related to the Convertible Notes was approximately $845,000 and $1.1 million, respectively. For the six months ended June 30, 2015 and 2014, interest expense related to the Convertible Notes was approximately $1.7 million and $2.1 million, respectively.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At June 30, 2015, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $40.2 million at June 30, 2015. The fair value was determined based on an indicative closing price as of June 30, 2015. The Convertible Notes are categorized as Level III following ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019. The net proceeds for these Notes, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are senior unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2015, the Company was in compliance with all of its debt covenants.

For the three months ended June 30, 2015 and 2014, interest expense related to the 7.375% Notes Due 2019 was approximately $763,000 for both periods. For the six months ended June 30, 2015 and 2014, interest expense related to the 7.375% Notes Due 2019 was approximately $1.5 million for both periods.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $993,000 remains to be amortized, as recorded on the consolidated balance sheets in other assets..

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $41.9 million at June 30, 2015. The fair value was determined based on the closing price on June 30, 2015 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820 Fair Value.

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

The Additional Issuance Offered Securities were issued as Class A-2 senior secured floating rate notes which have an initial face amount of $30,900,000, have a rating of AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B-2 senior secured floating rate notes which have an initial face amount of $3,600,000, a rating of AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 3.25%, Class C-2 secured deferrable floating rate notes which have an initial face amount of $4,000,000, a rating of A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D-2 secured deferrable floating rate notes which have an initial face amount of $3,600,000, a rating of BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated Additional Issuance Securities of the Issuer (the “Additional Issuance Subordinated Notes”), which have an initial face amount of $13,900,000. The Additional Issuance Subordinated Notes do not bear interest and are not rated. The Additional Issuance Securities have a stated maturity date of July 20, 2024 and are subject to a non-call period until the payment date on the Additional Issuance Securities occurring in July 2015. The Issuer has a reinvestment period to and including the payment date on the Additional Issuance Securities occurring in July 2017, or such earlier date as is provided in the indenture relating to the Additional Issuance Securities. In connection with the Additional Issuance Offered Securities, the Company incurred issuance costs and OID costs of approximately $679,000 and $896,000, respectively, which is included in other assets on the accompanying balance sheet.

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

As of June 30, 2015, there were 74 investments in portfolio companies with a total fair value of approximately $195 million plus cash of $8.6 million, collateralizing the secured notes of the Issuer. At June 30, 2015, there were unamortized issuance costs of approximately $3.4 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $3.2 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the six months ended June 30, 2015, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $2.5 million consisting of stated interest expense of approximately $1.8 million, accreted discount of approximately $300,000, and deferred debt issuance costs of approximately $321,000. As of June 30, 2015, the stated interest charged under the securitization was based on current three month LIBOR, which was 0.28%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate (1)	LIBOR Spread (basis points)	Interest Expense

KCAP Senior Funding LLC Class A Notes	1.78%	150	$484,288
KCAP Senior Funding LLC Class B Notes	3.53%	325	112,160
KCAP Senior Funding LLC Class C Notes	4.53%	425	160,002
KCAP Senior Funding LLC Class D Notes	5.53%	525	175,852
Total			$932,302

(1) Stated Interest Rate (and thus periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 108,150,000	$12,600,000	$14,000,000	$12,600,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate[1]	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

1 Three month LIBOR, which was 0.28% as of June 30, 2015

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of
	June 30, 2015
	(unaudited)
	Principal Amount	Carrying Value	Fair Value

KCAP Senior Funding I, LLC Class A Notes	$108,150,000	$105,792,485	$105,554,400
KCAP Senior Funding I, LLC Class B Notes	12,600,000	12,325,338	12,474,000
KCAP Senior Funding I, LLC Class C Notes	14,000,000	13,694,820	13,972,000
KCAP Senior Funding I, LLC Class D Notes	12,600,000	12,325,338	12,285,000
Total	$147,350,000	$144,137,981	$144,285,400

Fair Value of KCAP Senior Funding I.   The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount of $3,212,019. The fair value of the KCAP Senior Funding I Notes was approximately $144.3 million at June 30, 2015. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2015:

Six Months Ended
June 30, 2015
(unaudited)

Net increase in net assets resulting from operations	$8,904,995
Net change in unrealized depreciation from investments	3,532,611
Excess capital gains over capital losses	(98,406)
Book/tax differences on CLO equity investments	914,207
Other book/tax differences	102,509

Taxable income before deductions for distributions	$13,355,916

Taxable income before deductions for distributions per weighted average basic shares for the period	$0.36

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

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the six months ended June 30, 2015 and 2014, the Asset Manager Affiliates declared cash distributions of $5.0 million and $6.0 million to the Company, respectively. The Company recognized $2.6 million and $2.8 million, respectively, of Dividends from Asset Manager Affiliates in the Statement of Operations for the six months ended June 30, 2015 and 2014. The difference of $2.4 million and $3.2 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the six months ended June 30, 2015 and 2014, respectively.

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

	Six months ended June 30,		Year ended December 31,
	2015		2014
Distributions paid from:
Ordinary income	$7,645,458		$26,807,154
Return of Capital	-		7,972,633
Total	$7,645,458	[1]	$34,779,787

(1) Comprised of the first quarter distribution paid in April and the second quarter distribution paid in July.

At June 30, 2015, the Company had a net capital loss carryforward of $76.3 million to offset net capital gains, to the extent provided by federal tax law. Of the net capital loss carryforward, $32.0 million will begin to expire in the tax year ending December 31, 2015. Of the net capital loss carryforward, $44.5 million is not subject to expiration under the RIC Modernization Act of 2010.

On June 23, 2015, the Company’s Board of Directors declared a distribution to shareholders of $0.21 per share for a total of $7.6 million. The record date was July 6, 2015 and the distribution was paid on July 27, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2015, the Company had a commitment under the Trimaran Credit Facility of $23 million. As of December 31, 2014, the Trimaran Credit Facility was fully drawn and there was no remaining unfunded commitment thereunder. As of June 30, 2015 and December 31, 2014, the Company had no outstanding commitments to make investments in delayed draw senior secured loans.

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2015 and 2014, the Company issued 107,613 and 37,932 shares, respectively, of common stock under its dividend reinvestment plan. As of June 30, 2015 and December 31, 2014, there were 702,111 and 623,983 shares of unvested restricted shares, respectively. There were 196,166 grants, 10,042 forfeitures, and 103,798 vested shares during the six months ended June 30, 2015. The total number of shares of the Company’s common stock issued and outstanding as of June 30, 2015 and December 31, 2014 was 37,032,825 and 36,775,127, respectively. During the quarter ended June 30, 2015, the Company repurchased 36,039 shares at an aggregate cost of approximately $218,000 in connection with the vesting of restricted stock awards.

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

Stock Options

On June 20, 2014, the Company’s Board of Directors approved the amended and restated Non-Employee Director Plan (the “Non-Employee Director Plan”), which was approved by shareholders on June 10, 2011. Accordingly, the annual grant of options to non-employee directors has been discontinued and replaced with an annual grant of shares of restricted stock as partial annual compensation for the services of the non-employee directors.

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2014 through June 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2014	50,000	$7.72
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2014	50,000	$7.72	4.4	$77,600
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2015	50,000	$7.72	3.9	$44,000

Total vested at June 30, 2015	50,000	$7.72	3.9

[1]	Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the six months ended June 30, 2015 and 2014, the Company did not recognize any non-cash compensation expense related to stock options. At June 30, 2015, the Company had no remaining compensation costs related to unvested stock based awards.

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

On May 21, 2015, 6,000 shares of restricted stock were awarded to the Company’s Board of Directors.

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the six months ended June 30, 2015, the Company repurchased 36,039 shares of common stock at an aggregate cost of approximately $218,000 in connection with the vesting of employee’s restricted stock, which is reflected as Treasury Stock at cost on the Consolidated Balance Sheet. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

On June 23, 2015, the Company’s Board of Directors approved the grant of 190,166 shares, with a fair value of approximately $1.2 million, of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date. On June 23, 2015, the Company’s Board of Directors also voted to amend the KCAP Financial, Inc. 2006 Equity Incentive Plan As Amended and Restated Effective June 23, 2015, to specify that shares withheld from an Award either to satisfy tax withholding requirements or the payment for the delivery of shares of Common Stock or Restricted Stock upon the exercise of options will not be returned to the plan reserve.

During the six months ended June 30, 2015, 103,798 shares of restricted stock vested and 10,042 shares of restricted stock were forfeited. As of June 30, 2015, after giving effect to these restricted stock awards, there were 702,111 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2014 through June 30, 2015 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2014	272,998
Granted	360,289
Vested	(5,000)
Forfeited	(8,502)
Non-vested shares outstanding at December 31, 2014	619,785
Granted	196,166
Vested	(103,798)
Forfeited	(10,042)
Outstanding at June 30, 2015	702,111

Total non-vested shares at June 30, 2015	702,111

For the six months ended June 30, 2015, non-cash compensation expense related to restricted stock was approximately $730,000; of this amount approximately $332,000 was expensed at the Company, and approximately $398,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2014, non-cash compensation expense related to restricted stock was approximately $413,000; of this amount approximately $218,000 was expensed at the Company and approximately $195,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Dividends are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2015, the company had approximately $4.5 million of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $22,000 and $35,000 was expensed during the six months ended June 30, 2015 and 2014, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $106,000 and $124,000 was expensed during the six months ended June 30, 2015 and 2014, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2015 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $3.2 billion of par value assets under management as of June 30, 2015. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2015 (unaudited) and for the year ended December 31, 2014 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2013	$266,830,427	$79,452,220	$11,006,398	$76,148,000	$433,437,045
2014 Activity:
Purchases / originations /draws	224,513,503	22,421,847	2,216,847	545,979	249,698,176
Pay-downs / pay-offs / sales	(168,429,374)	(10,132,500)	(5,007,311)	(6,432,086)	(190,001,271)
Net accretion of interest	410,718	(11,102,015)	—	—	(10,691,297)
Net realized losses	(8,823,507)	5,575,498	(7,136,408)	—	(10,384,417)
Increase (decrease) in fair value	5,641,403	(8,700,148)	7,040,155	2,064,107	6,045,517

Fair Value at December 31, 2014	320,143,170	77,514,902	8,119,681	72,326,000	478,103,753
Year to Date 2015 Activity:
Purchases / originations /draws	36,166,881	11,952,000	—	—	48,118,881
Pay-downs / pay-offs / sales	(57,444,864)	—	(317,340)	(2,350,586)	(60,112,790)
Net accretion of interest	207,338	(5,240,135)	—	—	(5,032,797)
Net realized gains (losses)	95,393	—	3,015	—	98,408
Increase (decrease) in fair value	(1,252,614)	(5,778,312)	(263,271)	3,761,586	(3,532,611)

Fair Value at June 30, 2015	$297,915,304	$78,448,455	$7,542,085	$73,737,000	$457,642,844

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

The following table shows the Company’s portfolio by security type at June 30, 2015 and December 31, 2014:

	June 30, 2015 (unaudited)			December 31, 2014
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Money Market Accounts[3]	$16,457,816	$16,457,816	6	$1,602,741	$1,602,741	1
Senior Secured Loan	220,875,385	217,535,523	84	220,965,922	218,329,860	86
Junior Secured Loan	40,194,817	39,898,155	15	38,664,199	38,569,006	15
Senior Unsecured Loan	10,143,525	10,143,525	4	33,066,984	33,066,984	13
First Lien Bond	2,972,088	2,547,600	1	2,962,507	2,580,000	1
Senior Subordinated Bond	4,375,084	4,278,531	2	4,295,544	4,240,301	2
Senior Unsecured Bond	11,527,830	11,618,855	5	11,208,178	11,386,218	4
Senior Secured Bond	1,512,620	1,481,700	1	1,515,584	1,552,500	1
CLO Fund Securities	97,601,049	78,448,455	30	90,889,190	77,514,901	30
Equity Securities	8,514,487	7,542,085	3	8,828,812	8,119,681	3
Preferred Securities	10,308,332	10,411,415	4	10,206,016	10,418,302	4
Asset Manager Affiliates[2]	57,942,090	73,737,000	29	60,292,677	72,326,000	28
Total	$482,425,123	$474,100,660	184%	$484,498,354	$479,706,494	188%

[1]	Represents percentage of Net Asset Value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At June 30, 2015 and December 31, 2014, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.3% for both periods.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at June 30, 2015 was spread across 25 different industries and 103 different entities with an average balance per entity of approximately $3.0 million. As of June 30, 2015, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. At June 30, 2015 and December 31, 2014, the total amount of non-qualifying assets was approximately 21% for both periods. The majority of non-qualifying assets were foreign investments which was approximately 16% of the Company’s total assets, for both periods (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% of its total assets on such dates), for both periods. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

The following tables detail the ten largest portfolio companies (at fair value) as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (unaudited)
Investment	Cost	Fair Value	%
Asset Manager Affiliates	$57,942,090	$73,737,000	16%
Katonah 2007-I CLO Ltd.	23,740,077	24,674,912	5
US Bank Money Market Account	16,208,632	16,208,632	3
Crowley Holdings Preferred, LLC	10,308,332	10,411,415	2
Tank Partners Holdings, LLC	10,416,387	9,788,240	2
Catamaran CLO 2015-1 Ltd.	12,132,538	9,531,720	2
Restorix Health, Inc.	8,124,738	8,124,738	2
Catamaran CLO 2014-1 Ltd.	9,690,780	7,908,078	2
Catamaran CLO 2014-2 Ltd.	8,847,407	7,763,580	2
Grupo HIMA San Pablo, Inc.	6,909,329	7,105,000	1

Total	$164,320,310	$175,253,315	37%

	December 31, 2014
Investment	Cost	Fair Value	%
Asset Manager Affiliates	$60,292,677	$72,326,000	15%
Katonah 2007-I CLO Ltd.	23,471,779	25,191,782	5
Trimaran Credit Facility	23,000,000	23,000,000	5
Crowley Holdings Preferred, LLC	10,206,016	10,418,302	2
Tank Partners Holdings, LLC	10,212,907	9,866,065	2
Catamaran CLO 2014-1 Ltd.	10,473,628	8,867,176	2
Catamaran CLO 2014-2 Ltd.	9,862,799	8,761,500	2
Restorix Health, Inc.	8,063,397	8,063,397	2
Catamaran CLO 2013- 1 Ltd.	7,492,702	7,874,910	2
Grupo HIMA San Pablo, Inc.	6,894,754	7,105,000	1

Total	$169,970,659	$181,474,132	38%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 14% and 17% of the total fair value of the Company’s investments at June 30, 2015 and December 31, 2014, respectively.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015 (unaudited)			December 31, 2014
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,962,961	$9,507,015	4.0%	$10,059,487	$9,533,092	4%
Asset Management Company[2]	57,942,090	73,737,000	30.0	60,292,677	72,326,000	28
Portfolio Company Loan	-	-	-	23,000,000	23,000,000	9
Automotive	8,338,128	8,288,792	3.0	8,362,956	8,312,548	3
Banking, Finance, Insurance & Real Estate	6,883,390	6,932,029	3.0	7,660,721	7,639,366	3
Beverage, Food and Tobacco	26,075,029	25,908,282	10.0	17,974,974	17,883,421	7
Capital Equipment	9,503,020	10,144,194	4.0	9,486,407	10,351,329	4
Chemicals, Plastics and Rubber	9,813,938	9,817,440	4.0	6,348,226	6,210,253	2
CLO Fund Securities	97,601,049	78,448,455	30.0	90,889,190	77,514,901	31
Construction & Building	1,985,014	1,985,000	1.0	-	-	-
Consumer goods: Durable	14,308,915	13,799,538	5.0	13,876,482	13,301,207	5
Consumer goods: Non-durable	13,470,912	13,389,057	5.0	13,535,975	13,314,952	5
Containers, Packaging and Glass	2,916,649	2,930,328	1.0	2,992,443	2,946,734	1
Energy: Oil & Gas	14,071,674	12,659,600	5.0	13,866,208	13,289,753	5
Environmental Industries	12,836,897	12,869,296	5.0	12,942,593	12,911,017	5
Forest Products & Paper	5,902,645	5,939,900	2.0	5,917,051	5,942,523	2
Healthcare & Pharmaceuticals	64,268,378	62,621,277	24.0	66,186,412	65,720,782	27
High Tech Industries	10,837,095	10,924,468	4.0	14,457,495	14,419,110	6
Hotel, Gaming & Leisure	3,219,576	2,825,862	1.0	3,392,481	2,962,315	1
Media: Advertising, Printing & Publishing	11,239,642	10,844,244	4.0	11,318,815	11,396,027	4
Media: Broadcasting & Subscription	10,468,451	10,360,599	4.0	14,477,078	14,409,401	6
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	4,389,620	4,028,444	2.0	4,234,086	3,773,847	1
Services: Business	20,521,595	20,426,472	8.0	16,550,255	16,066,421	6
Services: Consumer	6,542,350	6,577,250	3.0	6,798,372	6,752,521	3
Telecommunications	15,111,618	14,979,978	6.0	22,030,434	21,865,864	9
Time Deposit and Money Market Accounts[3]	16,457,815	16,457,816	6.0	1,602,741	1,602,741	1
Transportation: Cargo	21,724,053	21,876,962	8.0	20,156,700	20,455,941	8
Utilities: Electric	5,804,056	5,820,362	2.0	5,859,532	5,803,428	2
Total	$482,425,123	$474,100,660	184%	$484,498,354	$479,706,494	188%

[1]	Calculated as a percentage of Net Asset Value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2015, we had approximately $78 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of June 30, 2015 and December 31, 2014 are as follows:

			June 30, 2015		December 31, 2014
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$2,498,355	$522,005	$2,254,638	$469,132
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,361,891	375,000	1,015,334	400,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	16.4	3,530,488	1,000	3,563,252	1,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	10.3	2,706,408	20,000	2,755,267	100,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	1,203,124	493,427	1,262,496	594,988
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	8,932,776	4,686,406	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	23,740,077	24,674,912	23,471,779	25,191,782
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	—	—	11,094	900,000
Trimaran CLO V, Ltd.[2]	Subordinated Notes	20.8	142,490	675,000	1,292,698	1,657,020
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	—	—	1,531,142	1,950,000
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	1,340,875	2,042,214	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	7,507,610	5,052,888	7,994,677	5,793,924
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	42.9	3,949,318	4,060,000	3,917,442	4,160,000
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	6,881,847	6,963,300	7,492,702	7,874,910
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,712,276	2,368,925	10,473,628	8,867,176
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	9,690,780	7,908,078	1,417,376	1,340,000
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,422,789	1,310,000	2,263,321	2,506,075
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	8,847,407	7,763,580	9,862,799	8,761,500
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	24.0	12,132,538	9,531,720	—	—
Total			$97,601,049	$78,448,455	$90,889,190	$77,514,902

1 Represents percentage of class held.

2 A CLO Fund managed by an Asset Manager Affiliate.

3 As of June 30, 2015, this CLO Fund security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of June 30, 2015, our Asset Manager Affiliates had approximately $3.2 billion of par value of assets under management on which they earn management fees, and were valued at approximately $74 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, in the second quarter of 2015, our Asset Manager Affiliates received incentive fees from three funds.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2015 and 2014.

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

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three and six months ended June 30, 2015, the Asset Manager Affiliates received incentive fees from three funds.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. During the three and six months ended June 30, 2015, three CLO Funds have achieved the minimum investment return threshold and are paying the Asset Manager Affiliates incentive fees. The fair value of our investment in our Asset Manager Affiliates was approximately $74 million at June 30, 2015, with an unrealized gain of approximately $3.8 million. For the three months ended June 30, 2015 and 2014, we recognized dividend income of approximately $1.2 million and $1.4 million from the Asset Manager Affiliates, respectively, while cash distributions received were $2.3 million and $3.0 million for those periods, respectively. For the six months ended June 30, 2015 and 2014, we recognized dividend income of approximately $2.6 million and $2.8 million from the Asset Manager Affiliates, respectively, while cash distributions received were $5.0 million and $6.0 million for those periods, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $3.2 billion and $3.0 billion as of June 30, 2015 and December 31, 2014, respectively.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended June 30, 2015 and 2014 was approximately $11.2 million and $9.8 million, respectively. Of these amounts, approximately $5.9 million and $5.2 million was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2014 to 2015 were due to higher average invested assets stemming primarily from capital raising activities.

Investment income for the six months ended June 30, 2015 and 2014 was approximately $23.5 million and $19.8 million, respectively. Of these amounts, approximately $12.1 million and $10.4 million was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2014 to 2015 were due to higher average invested assets stemming primarily from capital raising activities.

The weighted average yield on debt securities Portfolio was 7.3% as of June 30, 2015 and December 31, 2014.

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

For the three months ended June 30, 2015 and 2014, approximately $4.0 million and $3.1 million, respectively, of investment income was attributable to investments in CLO Fund securities. For the six months ended June 30, 2015 and 2014, approximately $8.6 million and $6.2 million, respectively, of investment income was attributable to investments in CLO Fund securities. On a tax-basis, the Company recognized $4.4 million of taxable cash distributions during the six months ended June 30, 2015. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended June 30, 2015 and 2014 were approximately $5.3 million and $5.2 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $3.0 million and $2.9 million, respectively, on average debt outstanding of $227 million and $196 million, respectively.

For the three months ended June 30, 2015 and 2014, approximately $1.1 million and $1.2 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the three months ended June 30, 2015 and 2014, respectively, professional fees and insurance expenses totaled approximately $812,000 and $657,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $479,000 and $399,000 for the three months ended June 30, 2015 and 2014, respectively.

Total expenses for the six months ended June 30, 2015 and 2014 were approximately $11.2 million and $10.7 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $6.0 million and $5.9 million, respectively, on average debt outstanding of $227 million and $196 million, respectively.

For the six months ended June 30, 2015 and 2014, approximately $2.1 million and $2.5 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the six months ended June 30, 2015 and 2014, respectively, professional fees and insurance expenses totaled approximately $2.1 million and $1.5 million. The increase in professional fees is primarily due to costs incurred in connection with the restatement. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $990,000 and $868,000 for the six months ended June 30, 2015 and 2014, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2015, net investment income and net realized gains were approximately $5.9 million, or $0.16 per share. For the three months ended June 30, 2014, net investment income and net realized losses were approximately $4.5 million or $0.14 per share. For the six months ended June 30, 2015, net investment income and net realized gains were approximately $12.4 million, or $0.33 per share. For the six months ended June 30, 2014, net investment income and net realized gains were approximately $9.3 million or $0.28 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the three months ended June 30, 2015, net investment income was approximately $5.8 million, or $0.16 per share. For the six months ended June 30, 2015, net investment income was approximately $12.3 million, or $0.33 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2015, our total investments had net unrealized depreciation of approximately $4.6 million. During the three months ended June 30, 2014, our total investments had net unrealized appreciation of approximately $7.7 million. For the three months ended June 30, 2015, our Asset Manager Affiliates had net unrealized appreciation of approximately $3.3 million. For the three months ended June 30, 2014, our Asset Manager Affiliates had net unrealized appreciation of approximately $2.8 million. For the three months ended June 30, 2015, our middle market portfolio of debt securities and equity securities had net unrealized depreciation of approximately $2.7 million, compared with net unrealized appreciation of $1.6 million during the second quarter of 2014. For the three months ended June 30, 2015, our CLO Fund securities had net unrealized depreciation of approximately $5.2 million compared with net unrealized appreciation of $3.2 million during the second quarter of 2014.

During the six months ended June 30, 2015, our total investments had net unrealized depreciation of approximately $3.5 million. During the six months ended June 30, 2014, our total investments had net unrealized appreciation of approximately $6.4 million. For the six months ended June 30, 2015, our Asset Manager Affiliates had net unrealized appreciation of approximately $3.8 million. For the six months ended June 30, 2014, our Asset Manager Affiliates had net unrealized appreciation of approximately $1.9 million. For the six months ended June 30, 2015, our middle market portfolio of debt securities and equity securities had net unrealized depreciation of approximately $1.5 million, compared with net unrealized appreciation of $718,000 during the six months ended June 30, 2014. For the six months ended June 30, 2015, our CLO Fund securities had net unrealized depreciation of approximately $5.8 million compared with net unrealized appreciation of $3.8 million during the six months ended June 30, 2014.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2015 was $1.2 million, or $0.03 per share. Net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2014 was $12.3 million, or $0.37 per share.

The net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2015 was $8.9 million, or $0.24 per share. Net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2014 was $15.7 million, or $0.47 per share.

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

As of June 30, 2015 and December 31, 2014 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2015	December 31, 2014

Cash	$2,807,432	$1,220,798
Money Market Accounts	16,457,816	1,602,741
Senior Secured Loan	217,535,523	218,329,860
Junior Secured Loan	39,898,155	38,569,006
Senior Unsecured Loan	10,143,525	33,066,984
First Lien Bond	2,547,600	2,580,000
Senior Subordinated Bond	4,278,531	4,240,301
Senior Secured Bond	1,481,700	1,552,500
Senior Unsecured Bond	11,618,855	11,386,218
CLO Fund Securities	78,448,455	77,514,902
Equity Securities	7,542,085	8,119,681
Preferred	10,411,415	10,418,302
Asset Manager Affiliates	73,737,000	72,326,000
Total	$476,908,092	$480,927,293

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of June 30, 2015, we had approximately $227.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 212%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of June 30, 2015, the conversion rate was 133.59 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.49 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. KCAP subsequently surrendered these notes to the trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the six months ended June 30, 2015, there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

In February 2012, the Company entered into a Note Purchase Agreement, under which it was able to obtain up to $30 million in financing (the “Facility”). The Facility was terminated on November 4, 2013 and remaining unamortized capitalized costs of approximately $203,000 related to the Facility were written-off and are included in Realized Losses on Extinguishments of Debt.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. At June 30, 2015, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. These junior notes eliminate in consolidation and the remaining notes with a par value of $105 million, net of $3.2 million of unamortized discount, are reflected on our consolidated balance sheet. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

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

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors makes certain determinations. At a special meeting of our shareholders held on July 20, 2015 and to be continued on August 17, 2015 our shareholders will vote on a proposal to authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the earlier of (i) the one year anniversary of such approval, or (ii) the date of our 2016 annual meeting of shareholders. If our shareholders approve such proposal, any issuance of shares of our common stock below the then current net asset value per share will be subject to certain limitations, including, but not limited to, the Company’s policy that it will not seek approval from our Board of Directors to sell or otherwise issue more than 15% of the Company’s then outstanding shares of common stock at a price below its then current net asset value. If the proposal is approved, we will need similar future approval from our shareholders to issue shares below the then current net asset value per share any time after the expiration of the then current approval.

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

The following table sets forth the quarterly distributions declared by us since 2013.

	Distribution	Declaration Date	Record Date	Pay Date
2015:
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	$0.21	3/24/2015	4/6/2015	4/27/2015
Total declared in 2015	$0.42

2014:
Fourth quarter	0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014
Total declared in 2014	$1.00

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013
Total declared in 2013	$1.06

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2015, the Company had a commitment of $23 million, at December 31, 2014, there were no outstanding commitments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations[1]	$227,397,000	$38,647,000	$—	$41,400,000	$147,350,000

(1)	Represents approximately $38.6 million of Convertible Notes, $41.4 million of 7.375% Notes Due 2019 and $147.4 Notes issued by KCAP Senior Funding I, L.L.C.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2015 and December 31, 2014, there was one issuer representing less than 1% of our total investments at fair value was on non-accrual status.

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

Distributions from Asset Manager Affiliates

We record distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits are recorded as tax-basis return of capital. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

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

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year.

	Distribution	Declaration Date	Record Date	Pay Date
2015:
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	$0.21	3/24/2015	4/6/2015	4/27/2015
Total declared in 2015	$0.42

2014:
Fourth quarter	0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014
Total declared in 2014	$1.00

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013
Total declared in 2013	$1.06

The following table depicts the composition of shareholder distributions on a per share basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015[1]	2014[1]	2015[1]	2014[1]
Net investment income	$0.16	$0.14	$0.33	$0.27
Tax Accounting Difference on CLO Equity Investments	0.01	0.05	0.02	0.11
Other tax accounting differences	-	0.01	-	-
Taxable distributable income	0.17	0.20	0.36	0.39
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.03	0.05	0.06	0.10
Available for distribution[2]	0.20	0.25	0.43	0.49
Distributed	$0.21	$0.25	$0.42	$0.50
Difference	$(0.01)	$-	$0.01	$(0.01)

[1]	Table may not foot due to rounding.
[2]	The “Available for distribution” financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings to the Company's taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the “Available for distribution” financial measure to taxable distributable income per share in accordance with GAAP, the $0.03 and $0.06 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings is subtracted from the “Available for distribution” financial measure for the three and six months ended June 30, 2015, respectively. The Company's management believes that the presentation of the non-GAAP “Available for distribution” financial measure provides useful information to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2015, approximately 97.5% of our debt securities portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2015, we had $227.4 million of borrowings outstanding at a weighted average rate of 4.45%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2015 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income:
	1%	2%	3%
Increase in interest rate	$(802,523)	$117,294	$1,189,842

Decrease in interest rate	$383,469	$383,469	$383,469

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $803,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $117,000 and $1.2 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently very low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $383,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we did not engage in any sales of unregistered securities during the three months ended June 30, 2015, we issued a total of 20,929 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended June 30, 2015, the aggregate value of the shares of our common stock issued under our DRIP was approximately $128,503.

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

KCAP Financial, Inc.

Date: August 5, 2015	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2015	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

10.1	2006 Equity Incentive Plan As Amended and Restated Effective June 23, 2015.**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

** Submitted herewith

