Form 10-Q
period 2015-09-30
KCAP Financial, Inc.
filed 2015-11-04
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of common stock of the registrant as of November 2, 2015 was 37,100,825.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2015	As of December 31, 2014
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2015 - $3,345,723; 2014 - $1,602,741)	$3,345,723	$1,602,741
Debt securities (cost: 2015 - $306,613,274; 2014 - $322,884,934)	296,284,441	320,143,170
CLO Fund securities managed by affiliates (cost: 2015 - $80,790,584; 2014 - $85,355,897)	63,682,491	74,139,696
CLO Fund securities managed by non-affiliates (cost: 2015 - $5,497,863; 2014 - $5,533,293)	3,038,291	3,375,206
Equity securities (cost: 2015 - $8,514,487; 2014 - $8,828,812)	6,936,653	8,119,681
Asset Manager Affiliates (cost: 2015 - $57,189,159; 2014 - $60,292,677)	64,121,000	72,326,000
Total Investments at Fair Value (cost: 2015 - $461,951,090; 2014 - $484,498,354)	437,408,599	479,706,494
Cash	1,566,274	1,220,798
Restricted cash	8,334,124	19,325,550
Interest receivable	2,229,547	1,748,821
Due from affiliates	2,634,589	3,027,409
Other assets	4,735,669	5,417,725
Total Assets	$456,908,802	$510,446,797

LIABILITIES
Convertible Notes	$33,647,000	$38,647,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: 2015 - $3,060,315; 2014 - $3,512,407)	144,289,685	143,837,593
Payable for open trades	—	18,293,725
Accounts payable and accrued expenses	1,797,885	2,166,400
Accrued interest payable	860,939	1,566,255
Payable to officers and directors	—	107,750
Due to affiliates	313,411	31,000
Shareholder distribution payable	—	9,080,373

Total Liabilities	222,308,920	255,130,096

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,088,923 issued, and 37,052,575 outstanding at September 30, 2015, and 36,775,127 common shares issued and outstanding at December 31, 2014	370,526	367,751
Capital in excess of par value	364,371,732	362,411,830
Excess distribution of net investment income	(22,013,276)	(25,579,865)
Accumulated net realized losses	(81,788,040)	(75,512,134)
Net unrealized depreciation on investments	(26,121,123)	(6,370,881)
Treasury stock at cost	(219,937)	—
Total Stockholders' Equity	234,599,882	255,316,701
Total Liabilities and Stockholders' Equity	$456,908,802	$510,446,797
NET ASSET VALUE PER COMMON SHARE	$6.33	$6.94

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Investment Income:
Interest from investments in debt securities	$6,302,777	$5,391,997	$18,380,536	$15,812,747
Interest from cash and time deposits	2,726	831	7,084	2,341
Investment income on CLO Fund Securities managed by affiliates	3,684,802	3,374,704	11,624,644	9,013,831
Investment income on CLO Fund Securities managed by non-affiliates	196,965	230,529	821,042	829,203
Dividends from Asset Manager Affiliates	1,547,069	1,424,415	4,196,483	4,181,347
Capital structuring service fees	45,009	412,772	263,074	764,971
Total investment income	11,779,348	10,835,248	35,292,863	30,604,440

Expenses:
Interest and amortization of debt issuance costs	3,007,283	2,891,724	8,965,252	8,775,697
Compensation	892,119	1,431,825	3,022,393	3,921,913
Professional fees	762,357	566,320	2,638,931	1,783,443
Insurance	107,028	112,109	326,561	359,576
Administrative and other	469,481	315,769	1,459,447	1,183,367
Total expenses	5,238,268	5,317,747	16,412,584	16,023,996

Net Investment Income	6,541,080	5,517,501	18,880,279	14,580,444
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) from investment transactions	(6,231,759)	(2,141,591)	(6,133,352)	(1,896,806)
Net change in unrealized (depreciation) appreciation on:
Debt securities	(6,334,456)	7,420,256	(7,587,070)	7,919,575
Equity securities	(605,432)	1,215,992	(868,703)	1,435,014
CLO Fund securities managed by affiliates	(261,695)	(11,986,471)	(5,891,498)	(8,402,287)
CLO Fund securities managed by non-affiliates	(152,980)	3,100,201	(301,488)	3,333,111
Asset Manager Affiliates investments	(8,863,069)	5,110,585	(5,101,483)	6,961,675
Total net change in unrealized appreciation (depreciation)	(16,217,632)	4,860,563	(19,750,242)	11,247,088
Net realized and unrealized appreciation (depreciation) on investments	(22,449,391)	2,718,972	(25,883,594)	9,350,282

Realized losses on extinguishments of debt	(142,554)	—	(142,554)	—
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(16,050,865)	$8,236,473	$(7,145,869)	$23,930,726
Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.43)	$0.24	$(0.19)	$0.71
Diluted:	$(0.43)	$0.23	$(0.19)	$0.68
Net Investment Income Per Common Share:
Basic:	$0.18	$0.16	$0.51	$0.44
Diluted:	$0.18	$0.16	$0.51	$0.43

Weighted Average Shares of Common Stock Outstanding—Basic	37,046,906	33,746,159	36,923,212	33,497,934
Weighted Average Shares of Common Stock Outstanding—Diluted	37,046,906	40,125,660	36,923,212	39,877,326

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Operations:
Net investment income	$18,880,279	$14,580,444
Net realized losses from investment transactions	(6,133,352)	(1,896,806)
Realized losses from extinguishments of debt	(142,554)	—
Net change in unrealized (depreciation) appreciation on investments	(19,750,242)	11,247,088
Net (decrease) increase in net assets resulting from operations	(7,145,869)	23,930,726

Stockholder distributions:
Distribution of ordinary income	(15,313,691)	(16,603,434)
Return of capital	-	-
Net decrease in net assets resulting from stockholder distributions	(15,313,691)	(16,603,434)

Capital transactions:
(Repurchase) issuance of common stock for:
Common stock withheld for payroll taxes upon vesting of restricted stock	(220,301)	—
Dividend reinvestment plan	811,517	561,662
Stock based compensation	1,151,525	768,427

Net increase in net assets resulting from capital transactions	1,742,741	1,330,089

Net assets at beginning of period	255,316,701	250,369,693

Net assets at end of period (including undistributed net investment income of $0 in 2015 and $0 in 2014)	$234,599,882	$259,027,074

Net asset value per common share	$6.33	$7.67
Common shares outstanding at end of period	37,052,575	33,753,672

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net (decrease) increase in stockholder's equity resulting from operations	$(7,145,869)	$23,930,726
Adjustments to reconcile net (decrease) increase in stockholder’s equity resulting from operations to net cash provided by in operating activities:
Net realized losses on investment transactions	6,133,352	1,896,806
Net change in unrealized depreciation (appreciation) on investments	19,750,242	(11,247,086)
Purchases of investments	(100,476,581)	(165,876,071)
Proceeds from sales and redemptions of investments	111,864,151	169,182,675
Net (accretion) amortization on investments	6,123,977	4,311,245
Amortization of original issue discount on indebtedness	452,092	328,838
Amortization of debt issuance costs	897,566	838,726
Realized losses on extinguishments of debt	142,554	—
Payment-in-kind interest income	(1,097,244)	(132,622)
Stock-based compensation	1,151,525	767,101
Changes in operating assets and liabilities:
(Decrease) increase in payable for open trades	(18,293,725)	4,282,000
Increase in interest and dividends receivable	(480,726)	(76,286)
Increase in other assets	(358,065)	(519,467)
Decrease (increase) in due from affiliates	392,820	(24,683)
Increase in due to affiliates	282,411	—
(Decrease) in accounts payable and accrued expenses	(1,181,580)	(1,421,978)
Net cash provided by operating activities	18,156,900	26,239,924

FINANCING ACTIVITIES:
Issuance of restricted shares	1,820	1,326
Distributions to stockholders	(23,584,369)	(24,374,804)
Repurchase of Convertible Notes	(5,000,000)	—
Common Stock withheld for payroll taxes upon vesting of restricted stock	(220,301)	—
Decrease (increase) in restricted cash	10,991,426	(1,364,637)
Net cash used in financing activities	(17,811,424)	(25,738,115)

CHANGE IN CASH	345,476	501,809
CASH, BEGINNING OF PERIOD	1,220,798	3,433,675
CASH, END OF PERIOD	$1,566,274	$3,935,484

Supplemental Information:
Interest paid during the period	$8,320,809	$8,547,252
Dividends paid during the period under the dividend reinvestment plan	$811,517	$561,662

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2015

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
1A Smart Start LLC[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 2/22	$3,000,000	$2,970,355	$2,970,000

4L Technologies Inc. (fka Clover Holdings, Inc.)[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,772,000	2,750,704	2,661,673

Advanced Lighting Technologies, Inc.[9,10] Consumer goods: Durable	First Lien Bond — 10.5% - 06/2019 - 00753CAE2 10.5% Cash, Due 6/19	3,000,000	2,976,651	2,317,500

Advantage Sales & Marketing Inc.[9] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,149	960,000

Alere Inc. (fka IM US Holdings, LLC)[10] Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	1,246,875	1,243,869	1,248,627

American Seafoods Group LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	4,000,000	3,980,330	3,980,000

Anaren, Inc.[9,10] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,965,000	1,949,825	1,931,006

Aristotle Corporation, The[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,990,000	3,970,809	3,970,050

Asurion, LLC (fka Asurion Corporation)[9,10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	941,254	945,393	900,310

Asurion, LLC (fka Asurion Corporation)[9,10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	898,299	893,894	851,561

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Avalign Technologies, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1.0% Libor Floor, Due 7/22	$1,000,000	$990,282	$990,000

Avalign Technologies, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	2,985,494	2,985,000

Bankruptcy Management Solutions, Inc.[9] Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	687,043	687,043	670,485

BarBri, Inc. (Gemini Holdings, Inc.)[9,10] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,731,875	2,723,181	2,714,664

BBB Industries US Holdings, Inc.[9,10] Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,985,000	2,932,990	2,992,433

Bellisio Foods, Inc. [9,10] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	1,941,681	1,935,177	1,858,965

Bestop, Inc.[9,10] Automotive	Senior Secured Loan — Revolving Loan 6.3% Cash, 1.0% Libor Floor, Due 7/20	40,000	34,207	39,400

Bestop, Inc.[9,10] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	1,600,000	1,576,690	1,576,000

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,511,590	1,481,250

CCS Intermediate Holdings, LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,970,000	2,957,569	2,782,890

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,979,950	2,974,213	2,961,325

Checkout Holding Corp. (fka Catalina Marketing)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	987,500	983,596	849,250

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Consolidated Communications, Inc.[10] Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	$2,969,773	$2,979,451	$2,969,179

CRGT Inc.[9,10] High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,937,421	3,883,316	3,927,577

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 12.000% - 12/2049 - Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,359,873	10,359,873	10,681,029

Crowne Group, LLC[9,10] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	3,960,000	3,910,360	3,813,876

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,014,477	2,857,500

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 11/21	2,977,538	2,948,937	2,972,580

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 13% - 09/2019 – PIK Note 0.0% Cash, 16.0% PIK, Due 9/19	3,884,871	3,688,411	3,657,995

DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 13% - 09/2019 - Senior Subordinated Note 12.0% Cash, 4.0% PIK, Due 9/19	4,435,792	4,420,467	4,221,543

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,495,280	2,445,500

ELO Touch Solutions, Inc.[9,10] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,586,611	1,545,105	1,582,328

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,984,260	3,798,800

Fender Musical Instruments Corporation[9,10] Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,630,443	1,639,197	1,630,443

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
FHC Health Systems, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	$3,887,607	$3,852,677	$3,841,461

First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	2,796,448	2,766,004	2,715,351

Getty Images, Inc.[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,168,441	2,174,087	1,420,784

GK Holdings, Inc. (aka Global Knowledge)[9] Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,472,798	1,477,500

GK Holdings, Inc. (aka Global Knowledge)[9,10] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,481,250	2,459,141	2,434,603

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,943,818	3,768,000

Gold Standard Baking, Inc.[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 4/21	2,493,750	2,482,053	2,469,561

Grande Communications Networks LLC[9,10] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,910,079	3,914,563	3,909,688

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,925,000	2,897,657	2,866,500

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,916,737	6,650,000

Gymboree Corporation., The[9,10] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,402,760	941,305

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,10] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,927,271	2,908,947	2,928,442

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	$3,303,125	$3,282,743	$3,302,464

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,434,375	1,429,354	1,431,506

Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,975,937	1,998,600

Hoffmaster Group, Inc.[9,10] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,950,000	3,919,537	3,946,307

Hunter Defense Technologies, Inc.[9,10] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,850,000	2,827,819	2,722,605

Integra Telecom Holdings, Inc.[9,10] Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,969,848	2,959,523	2,967,769

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 0.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	247,636	228,563	1,000

Kellermeyer Bergensons Services, LLC[9,10] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,985,000	1,967,713	1,960,188

Key Safety Systems, Inc.[9,10] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,485,000	1,478,731	1,454,506

Kinetic Concepts, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.5% Cash, 1.0% Libor Floor, Due 5/18	2,969,773	2,963,987	2,966,372

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,10] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,430,263	3,437,455	3,313,291

MB Aerospace ACP Holdings III Corp.[9,10] Aerospace and Defense	Senior Secured Loan — Dollar Term Loan 5.0% Cash, 1.0% Libor Floor, Due 5/19	3,642,024	3,619,743	3,642,024

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Medical Specialties Distributors, LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	$3,930,000	$3,902,594	$3,823,104

MGOC, Inc. (fka Media General, Inc.)[10] Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,717,813	2,720,774	2,700,555

Millennium Health, LLC (fka Millennium Laboratories, LLC)[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Tranche B Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,969,925	2,969,925	954,088

Nellson Nutraceutical, LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,380,576	2,361,697	2,333,441

Nellson Nutraceutical, LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,098,176	2,080,808	2,056,633

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	992,502	984,316	961,635

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,091,954	2,064,716	1,924,598

Nielsen & Bainbrige, LLC[9,10] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,795,448	3,763,274	3,677,409

NM Z Parent Inc. (aka Zep, Inc.)[9,10] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 5.8% Cash, 1.0% Libor Floor, Due 6/22	3,491,250	3,503,317	3,463,669

Novetta, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 10/20	2,722,500	2,699,157	2,722,500

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,10] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	978,853	971,079	902,698

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Onex Carestream Finance LP9 Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	$1,932,311	$1,932,311	$1,901,201

Onex Carestream Finance LP9, 10 Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,882,721	1,888,026	1,809,765

Otter Products, LLC (OtterBox Holdings, Inc.)[9,10] Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,754,168	2,735,107	2,663,280

Ozburn-Hessey Holding Company LLC[9,10] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 5/19	3,485,681	3,479,849	3,477,316

PGX Holdings, Inc.[9,10] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/20	3,828,571	3,796,579	3,724,051

Playpower, Inc.[9,10] Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,995,000	1,980,681	1,982,831

PSC Industrial Holdings Corp.[9,10] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	1,985,000	1,967,757	1,928,825

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.2% Cash, 1.0% Libor Floor, Due 5/20	3,950,013	3,927,029	3,859,558

Ravn Air Group, Inc.[9,10] Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,500,000	2,487,820	2,487,500

Reynolds Group Holdings Inc.[9,10] Containers, Packaging and Glass	Senior Secured Loan — Incremental U.S. Term Loan 4.5% Cash, 1.0% Libor Floor, Due 12/18	2,916,649	2,916,649	2,921,622

Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,651,467	6,391,130

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Rovi Solutions Corporation / Rovi Guides, Inc.[10] High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	$2,969,925	$2,936,592	$2,829,447

Sandy Creek Energy Associates, L.P.[9,10] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,729,107	2,719,110	2,415,260

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 3/19	2,174,827	2,162,053	2,174,827

SGF Produce Holding Corp.(Frozsun, Inc.)[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 3/19	4,907,181	4,910,983	4,907,181

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,10] Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.3% Libor Floor, Due 6/19	2,861,935	2,844,078	2,833,316

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,10] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,882,654	3,862,633	3,672,350

Tank Partners Holdings, LLC[9] Energy: Oil & Gas	Senior Secured Loan — Loan 6.6% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	10,665,282	10,520,547	8,939,640

TPF II Power, LLC (TPF II Covert Midco, LLC)[9,10] Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	2,958,405	2,982,024	2,931,483

Trimaran Advisors, L.L.C.[9] Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	991,092	961,500

TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	1,003,459	956,300

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
TWCC Holding Corp.[9,10] Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 5.8% Cash, 0.8% Libor Floor, Due 2/20	$824,541	$826,440	$814,317

U.S. Shipping Corp (fka U.S. Shipping Partners LP)[9,10] Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,496,250	1,495,078	1,496,699

USJ-IMECO Holding Company, LLC[9,10] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,940,000	3,924,953	3,940,000

Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)[10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	1,693,520	1,697,226	1,698,456

Verdesian Life Sciences, LLC[9] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	937,550	926,367	909,329

Verdesian Life Sciences, LLC[9,10] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,097,474	3,061,567	3,004,240

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,10] Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,997,400	2,987,671	2,929,359

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	2,949,755	2,930,768	2,949,755

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Value[2]
Weiman Products, LLC[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	$3,933,007	3,908,280	3,933,007

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	5,000,000	5,006,206	4,337,500

WireCo WorldGroup Inc. [9,10] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	3,000,000	3,003,723	2,602,500

Total Investment in Debt Securities (126% of net asset value at fair value)		$308,374,718	$306,613,274	$296,284,441

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	772,631

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	609,478

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	1,504,844

eInstruction Acquisition, LLC[5,9] Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Capital Equipment	Class A Shares	1,500	1,500,000	1,497,999

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	940,700

Tank Partners Holdings, LLC[5,9,12] Energy: Oil & Gas	Unit	5.8%	980,000	300,976

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Warrants	1.3%	185,205	89,462

TRSO II, Inc.[5,9,12] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,217,563

Total Investment in Equity Securities
(3% of net asset value at fair value)			$8,514,487	$6,936,653

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[14]	Percentage Ownership	Amortized Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities, effective interest 12.0%, 1/21 maturity	22.2%	$2,488,323	$362,691
Katonah III, Ltd.[3,14]	Preferred Shares, effective interest N/M, 5/15 maturity	23.1%	1,366,357	385,000
Katonah IX CLO Ltd[3,6,14]	Preferred Shares, effective interest 2.2%, 1/19 maturity	6.9%	1,172,498	100,000
Katonah X CLO Ltd [3,6,14]	Subordinated Securities, effective interest 17.7%, 4/20 maturity	33.3%	9,074,951	2,600,000
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares, effective interest 27.5%, 4/22 maturity	100.0%	23,975,870	23,233,837
Trimaran CLO VII, Ltd.[3,6]	Income Notes, effective interest 46.0%, 6/21 maturity	10.5%	1,349,606	2,024,945
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes, effective interest 4.0%, 12/23 maturity	24.9%	7,154,268	4,295,666
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes, effective interest 12.9%, 1/25 maturity	23.5%	6,559,985	6,561,900
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes, effective interest 7.6%, 4/26 maturity	24.9%	9,264,284	7,251,390
Dryden 30 Senior Loan Fund[3]	Subordinated Notes, effective interest 28.7.%, 11/25 maturity	7.5%	1,643,183	2,290,600
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes, effective interest 5.9%, 10/26 maturity	24.9%	8,374,214	6,932,673
Catamaran CLO 2015-1 Ltd.[3,6]	Subordinated Notes, effective interest 9.9%, 4/27 maturity	24.0%	12,439,015	9,442,080

Total Investment in CLO Subordinated Securities			$84,862,554	$65,480,782

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2014-1 Ltd.[3,6]	Float - 04/2026 - E - 14889FAC7 Par Value of $1,525,000 Due 4/26	15.1%	1,425,893	1,240,000

Total Investment in CLO Rated-Note			$1,425,893	$1,240,000

Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$86,288,447	$66,720,782

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates[9,11]	Asset Management Company	100.0%	$57,189,159	$64,121,000

Total Investment in Asset Manager Affiliates (27% of net asset value at fair value)			$57,189,159	$64,121,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par /Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$249,216	$249,216

US Bank Money Market Account[9]	Money Market Account	0.02%	3,096,507	3,096,507

Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			$3,345,723	$3,345,723

Total Investments[4] (186% of net asset value at fair value)			$461,951,090	$437,408,599

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2015. As noted in the table above, 78% (based on par) of debt securities contain LIBOR floors which range between .75% and 3.00%.
[2]	Reflects the fair market value of all investments as of September 30, 2015, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $480 million. The aggregate gross unrealized appreciation is approximately $9.7 million, the aggregate gross unrealized depreciation is approximately $52.7 million, and the net unrealized depreciation is approximately $43.0 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of September 30, 2015, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.
[11]	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
[12]	Non-voting.
[13]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
[14]	Notice of redemption has been received for this transaction.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS

As of December 31, 2014

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
4L Technologies Inc. (fka Clover Holdings, Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	$2,793,000	$2,768,057	$2,723,175

Advanced Lighting Technologies, Inc.[9,11] Consumer goods: Durable	First Lien Bond — 10.5% Cash, Due 6/19	3,000,000	2,962,507	2,580,000

Advantage Sales & Marketing Inc.[9] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,384	992,000

Alaska Communications Systems Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term Loan 6.3% Cash, 1.5% Libor Floor, Due 10/16	5,200,227	5,193,935	5,200,227

Alere Inc. (fka IM US Holdings, LLC)[11] Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/17	2,992,277	2,988,629	2,972,947

AmSurg Corp.[11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,992,481	2,992,481	2,975,020

Anaren, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,980,000	1,962,587	1,955,250

Asurion, LLC (fka Asurion Corporation)[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	1,917,430	1,932,331	1,896,549

AZ Chem US Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 6/21	467,123	464,966	457,977

Bankruptcy Management Solutions, Inc.[9] Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	700,227	700,227	624,463

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
BarBri, Inc. (Gemini Holdings, Inc.)[9,11] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	$2,872,500	$2,861,557	$2,835,158

BBB Industries US Holdings, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	3,000,000	2,941,316	2,985,000

Bellisio Foods, Inc. [9,11] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	2,239,551	2,230,586	2,235,071

Blue Coat Systems, Inc.[9,11] High Tech Industries	Senior Secured Loan — New Term Loan 4.0% Cash, 1.0% Libor Floor, Due 5/19	467,636	468,971	456,530

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.6% Cash, Due 8/18	1,500,000	1,515,584	1,552,500

CCS Intermediate Holdings, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,992,500	2,978,364	2,940,131

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,987,475	2,980,768	2,963,829

Charter Communications Operating, LLC (aka CCO Safari LLC)[11] Media: Broadcasting & Subscription	Senior Secured Loan — Term G Loan 4.3% Cash, 0.8% Libor Floor, Due 9/21	3,000,000	3,022,408	3,022,980

Checkout Holding Corp.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	995,000	990,534	951,474

Consolidated Communications, Inc.[11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,992,443	3,003,588	2,976,538

CRGT Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,000,000	2,940,000	2,955,000

Crowley Holdings Preferred, LLC[9] Transportation: Cargo	Preferred Stock — 10.0% Cash, 2.0% PIK, Due 12/49	10,206,016	10,206,016	10,418,302

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Crowne Group, LLC[9,11] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	$3,990,000	$3,932,506	$3,838,779

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,016,357	2,910,000

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/20	2,623,371	2,622,454	2,570,903

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 12/21	3,000,000	2,970,271	2,988,750

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 13.0% PIK, Due 9/19	3,457,795	3,221,771	3,386,218

DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 12.0% Cash, 1.0% PIK, Due 9/19	4,314,949	4,295,544	4,240,301

DJO Finance LLC (ReAble Therapeutics Fin LLC)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — New Tranche B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 9/17	2,063,574	2,063,574	2,022,303

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,494,654	2,523,250

ELO Touch Solutions, Inc.[9,11] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,726,036	1,677,698	1,642,496

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,982,390	4,033,200

Fender Musical Instruments Corporation[9,11] Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	2,002,536	2,012,321	1,982,110

FHC Health Systems, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,407,143	3,373,191	3,381,589

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	$2,796,448	$2,759,556	$2,782,466

First Data Corporation[9,11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — 2018 New Dollar Term Loan 3.7% Cash, Due 3/18	1,000,000	968,906	982,190

Getty Images, Inc.[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,185,164	2,187,551	2,012,165

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,935,659	3,889,200

Grande Communications Networks LLC[9,11] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,940,040	3,944,690	3,938,464

Grifols Worldwide Operations Limited[11] Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loam 3.2% Cash, Due 2/21	2,992,462	2,970,236	2,956,298

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,947,500	2,911,129	2,947,500

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,894,754	7,105,000

Gymboree Corporation., The[9,11] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,390,786	935,563

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,930,662	2,908,645	2,928,611

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,368,750	3,343,813	3,385,594

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,11] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,462,500	1,456,384	1,458,661

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	$2,000,000	$1,972,727	$1,999,000

Hoffmaster Group, Inc.[9,11] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,980,000	3,944,324	3,943,523

Hunter Defense Technologies, Inc.[9,11] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,962,500	2,934,961	2,988,866

Integra Telecom Holdings, Inc.[9,11] Telecommunications	Senior Secured Loan — Term B Loan 5.3% Cash, 1.3% Libor Floor, Due 2/19	2,992,386	2,981,164	2,919,461

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan Due 5/15	247,636	228,563	1,000

Kellermeyer Bergensons Services, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	2,000,000	1,980,432	1,990,000

Key Safety Systems, Inc.[9,11] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,496,250	1,489,134	1,488,769

Kinetic Concepts, Inc.[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.0% Cash, 1.0% Libor Floor, Due 5/18	2,992,443	2,984,962	2,956,279

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,11] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,456,381	3,464,859	3,451,197

MB Aerospace ACP Holdings III Corp.[9,11] Aerospace and Defense	Senior Secured Loan — Dollar Term Loan 5.0% Cash, 1.0% Libor Floor, Due 5/19	3,940,000	3,910,979	3,939,212

Media General, Inc.[11] Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.3% Cash, 1.0% Libor Floor, Due 7/20	3,000,000	3,003,750	2,972,805

Medical Specialties Distributors, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,960,000	3,927,435	3,804,372

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Millennium Health, LLC (fka Millennium Laboratories, LLC)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Tranche B Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	$2,992,481	$2,992,481	$2,985,000

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	1,000,000	990,487	963,200

Nielsen & Bainbrige, LLC[9] Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,000,000	1,971,249	1,920,000

Nielsen & Bainbrige, LLC[9,11] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,000,000	2,971,460	2,889,600

Novetta, LLC[9] Services: Business	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 10/20	2,743,125	2,716,093	2,743,125

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,11] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	990,019	980,923	950,418

Onex Carestream Finance LP9 Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	2,000,000	2,000,000	1,992,920

Onex Carestream Finance LP9, 11 Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,973,333	1,980,022	1,969,219

Orbitz Worldwide, Inc.[11] Hotel, Gaming & Leisure	Senior Secured Loan — Tranche C Term Loan 4.5% Cash, 1.0% Libor Floor, Due 4/21	2,992,481	2,992,481	2,961,315

Otter Products, LLC (OtterBox Holdings, Inc.)[9,11] Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,992,481	2,968,458	2,966,297

Ozburn-Hessey Holding Company LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 5/19	3,512,426	3,503,687	3,544,389

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
PGX Holdings, Inc.[9,11] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	$3,975,000	3,936,815	3,917,363

Post Holdings, Inc.[11] Beverage, Food and Tobacco	Senior Secured Loan — Series A Incremental Term Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	2,992,481	2,985,129	2,983,130

PQ Corporation[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — 2014 Term Loan 4.0% Cash, 1.0% Libor Floor, Due 8/17	2,992,366	2,992,366	2,943,740

PSC Industrial Holdings Corp.[9,11] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 7.0% Cash, 1.0% Libor Floor, Due 12/20	2,000,000	1,980,119	1,980,000

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	909,069	910,287	909,069

Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV)[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/18	2,727,206	2,717,359	2,727,206

QoL Meds, LLC[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/20	498,750	496,449	480,296

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,11] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,980,000	3,953,083	3,786,174

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Delayed Draw 10.0% Cash, 1.5% PIK, Due 6/18	2,003,587	2,003,587	2,003,587

Restorix Health, Inc.[9] Healthcare & Pharmaceuticals	Senior Unsecured Loan — Subordinated Term Loan 10.0% Cash, 1.5% PIK, Due 6/18	8,063,397	8,063,397	8,063,397

Reynolds Group Holdings Inc.[9,11] Containers, Packaging and Glass	Senior Secured Loan — Incremental U.S. Term Loan 4.0% Cash, 1.0% Libor Floor, Due 12/18	2,992,443	2,992,443	2,946,734

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	$6,700,000	6,642,367	6,499,000

Rovi Solutions Corporation / Rovi Guides, Inc.[11] High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,992,481	2,954,531	2,936,387

Safenet, Inc.[9,11] High Tech Industries	Senior Secured Loan — Initial Term Loan (First Lien) 6.8% Cash, 1.0% Libor Floor, Due 3/20	2,977,500	2,951,435	2,977,500

Sandy Creek Energy Associates, L.P.[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,844,544	2,832,599	2,794,053

SGF Produce Holding Corp.(Frozsun, Inc.)[9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	2,191,289	2,175,642	2,191,289

SGF Produce Holding Corp.(Frozsun, Inc.)[9,11] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 3/19	3,440,528	3,429,224	3,440,528

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,11] Environmental Industries	Senior Secured Loan — Term Loan 6.8% Cash, 1.3% Libor Floor, Due 6/19	2,861,935	2,840,504	2,858,501

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,11] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,910,711	3,887,178	3,656,515

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Tank Partners Holdings, LLC[9] Energy: Oil & Gas	Senior Secured Loan — Loan 9.8% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	$10,385,331	10,212,907	9,866,065

TPF II Power, LLC (TPF II Covert Midco, LLC)[9,11] Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	3,000,000	3,026,933	3,009,375

Trimaran Advisors, L.L.C.[9,12] Portfolio Company Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	988,097	961,300

TWCC Holding Corp.[9] Media: Broadcasting & Subscription	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash, 1.0% Libor Floor, Due 6/20	1,000,000	1,004,005	961,670

TWCC Holding Corp.[9,11] Media: Broadcasting & Subscription	Senior Secured Loan — Term Loan 3.5% Cash, 0.8% Libor Floor, Due 2/17	906,653	910,624	887,060

Univar Inc.[9,11] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 5.0% Cash, 1.5% Libor Floor, Due 6/17	2,894,577	2,890,893	2,808,536

USJ-IMECO Holding Company, LLC[9,11] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,970,000	3,952,343	3,970,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)[11] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	$1,994,987	1,999,927	1,978,160

Verdesian Life Sciences, LLC[9] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	975,012	961,553	938,547

Verdesian Life Sciences, LLC[9,11] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,221,243	3,178,026	3,100,769

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,11] Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,866,953	2,843,300	2,838,284

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	2,972,255	2,948,574	2,972,255

Weiman Products, LLC[9,11] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	3,963,007	3,932,167	3,963,007

WideOpenWest Finance, LLC[9] Telecommunications	Senior Secured Loan — Term B Loan 4.8% Cash, 1.0% Libor Floor, Due 4/19	2,954,887	2,971,397	2,941,974

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	5,000,000	4,991,504	5,000,000

WireCo WorldGroup Inc. [9,11] Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	3,000,000	2,994,903	3,000,000

Total Investment in Debt Securities (125% of net asset value at fair value)		$324,808,055	$322,884,934	$320,143,170

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	648,764

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class A Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class B Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Class C Warrants	1.7%	-	-

Bankruptcy Management Solutions, Inc.[5,9] Services: Business	Common Stock 2013	0.8%	314,325	391,932

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	624,304

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	746,964

eInstruction Acquisition, LLC[5,9] Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.3, 5, Capital Equipment	Class A Shares	1,500	1,500,000	2,351,329

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value[2]
Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	$1,000,000	$891,000

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Unit	5.8%	980,000	573,750

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Warrants	1.3%	185,204	99,752

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,788,886

Total Investment in Equity Securities (3% of net asset value at fair value)			$8,828,812	$8,119,681

CLO Fund Securities

CLO Subordinated Securities, Preferred

Shares and Income Notes Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$2,254,638	$469,131
Katonah III, Ltd.[3,10]	Preferred Shares	23.1%	1,015,334	400,000
Katonah VII CLO Ltd.[3,6]	Subordinated Securities	16.4%	3,563,252	1,000
Katonah VIII CLO Ltd[3,6]	Subordinated Securities	10.3%	2,755,267	100,000
Katonah IX CLO Ltd[3,6]	Preferred Shares	6.9%	1,262,496	594,989
Katonah X CLO Ltd [3,6]	Subordinated Securities	33.3%	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares	100.0%	23,471,779	25,191,782
Trimaran CLO IV, Ltd.[3,6]	Preferred Shares	19.0%	11,094	900,000
Trimaran CLO V, Ltd.[3,6]	Subordinated Notes	20.8%	1,292,698	1,657,020
Trimaran CLO VI, Ltd.[3,6]	Income Notes	16.2%	1,531,142	1,950,000
Trimaran CLO VII, Ltd.[3,6]	Income Notes	10.5%	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes	24.9%	7,994,677	5,793,924
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes	23.5%	7,492,702	7,874,910
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes	24.9%	10,473,628	8,867,176
Dryden 30 Senior Loan Fund[3]	Subordinated Notes	7.5%	2,263,321	2,506,075
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes	24.9%	9,862,799	8,761,500

Total Investment in CLO Subordinated Securities, Preferred Shares and Income Notes			$85,554,372	$72,014,902

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2012-1 Ltd.[3,6]	Class F Notes Par Value of $4,500,000 Due 12/23	42.9%	$3,917,442	$4,160,000
Catamaran CLO 2014-1 Ltd.[3,6]	Class E Notes Par Value of $1,525,000 Due 4/26	15.1%	1,417,376	1,340,000

Total Investment in CLO Rated-Note			$5,334,818	$5,500,000

Total Investment in CLO Fund Securities (30% of net asset value at fair value)			$90,889,190	$77,514,902

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates[9]	Asset Management Company	100.0%	$60,292,677	$72,326,000

Total Investment in Asset Manager Affiliates (28% of net asset value at fair value)			$60,292,677	$72,326,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par / Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$249,105	$249,105
US Bank Money Market Account[9]	Money Market Account	0.02%	1,353,636	1,353,636

Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			$1,602,741	$1,602,741

Total Investments[4] (188% of net asset value at fair value)			$484,498,354	$479,706,494

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2014. As noted in the table above, 75% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.00%.
[2]	Reflects the fair market value of all investments as of December 31, 2014, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $502 million. The aggregate gross unrealized appreciation is approximately $15.7 million, the aggregate gross unrealized depreciation is approximately $37.7 million, and the net unrealized depreciation is approximately $22 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of December 31, 2014, this CLO Fund Security was not providing a taxable distribution.
[11]	As of December 31, 2014, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligations.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Per Share Data:
Net asset value, at beginning of period	$6.94	$7.51
Net investment income[1]	0.51	0.44
Net realized (losses) from investments[1]	(0.17)	(0.06)
Net change in unrealized (depreciation) appreciation on investments[1]	(0.53)	0.33
Net (decrease) increase in net assets resulting from operations	(0.19)	0.71
Net decrease in net assets resulting from distributions:
Distribution of ordinary income	(0.41)	(0.50)
Return of capital	-	-
Net decrease in net assets resulting from distributions	(0.41)	(0.50)
Net (decrease) in net assets relating to stock-based transactions:
Stock based compensation	(0.01)	(0.05)
Net decrease in net assets relating to stock-based transactions	(0.01)	(0.05)

Net asset value, end of period	$6.33	$7.67
Total net asset value return[2]	(2.8)%	8.8%

Ratio/Supplemental Data:
Per share market value at beginning of period	$6.82	$8.07
Per share market value at end of period	$4.51	$8.31
Total market return[3]	(27.8)%	9.2%
Shares outstanding at end of period	37,052,575	33,753,672
Net assets at end of period	$234,599,882	$259,027,074
Portfolio turnover rate[4]	24.0%	37.4%
Average par debt outstanding	$227,250,480	$195,658,000
Asset coverage ratio	205%	231%
Ratio of net investment income to average net assets[5]	9.9%	7.6%
Ratio of total expenses to average net assets[5]	8.6%	8.4%
Ratio of interest expense to average net assets[5]	4.7%	4.6%
Ratio of non-interest expenses to average net assets[5]	3.9%	3.8%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions (including any return of capital), divided by the beginning net asset value per share.
[3]	Total market return equals the change in the ending market price over the beginning of period price per share plus distributions (including any return of capital), divided by the beginning price.
[4]	Not annualized. Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[5]	Annualized

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

As of September 30, 2015, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Katonah X Management, L.L.C. and Trimaran Advisors Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $2.7 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have an investment interest in the CLO Funds they manage; however, KCAP holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

The Company has three principal areas of investment:

First, the Company originates, structures, and invests in senior secured term loans and mezzanine debt primarily in privately-held middle market companies (the “Debt Securities Portfolio”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies.

Second, the Company has invested in the Asset Manager Affiliates, which manage CLO Funds.

Third, the Company invests in debt and subordinated securities issued by CLOs (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by our Asset Manager Affiliates, but from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

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

The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. Furthermore, the preparation of the consolidated financial statements requires the Company to make significant estimates and assumptions including with respect to the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Stockholder distributions on the Statement of Changes in Net Assets reflect the estimated allocation, between net investment income and return of capital, of distributions made during the reporting period, excluding the distribution declared in a quarter with a record date occurring after the quarter-end. The determination of the tax character of distributions is made on an annual (full calendar-year) basis at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, an estimate of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the nine months ended September 30, 2015, the Company provided $69 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of September 30, 2015, the Company holds loans it has made to 80 investee companies with aggregate principal amounts of $277 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the nine-month-period ended September 30, 2015, the Company did not make any such introductions or lead any syndicates.

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

In February 2015, the FASB issued Accounting Standards Update 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. We do not expect the adoption of ASU 2015-2 to have a material impact to the Company’s financial statements.

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

The Company utilizes an independent valuation firm to provide third party valuation consulting services. Each quarter the independent valuation firm will perform third party valuations of the Company’s investments in material illiquid securities such that they are reviewed at least once during a trailing 12-month period. These third party valuation estimates are considered as one of the relevant data points in the Company’s determination of fair value. The Company intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process.

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

Restricted Cash. Restricted cash and cash equivalents (e.g., money market funds) consists of cash held for reinvestment, quarterly interest and principal distribution (if any) to holders of notes issued by KCAP Senior Funding I, LLC.

Time Deposits and Money Market Accounts. Time deposits primarily represent investments of cash held in demand deposit accounts. Money market accounts primarily represent short term interest-bearing deposit accounts. Also includes restricted cash held under employee benefit plans.

Interest Income. Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2015, one issuer representing less than 1% of the Company’s total investments at fair value was on a non-accrual status.

Distributions from Asset Manager Affiliates. The Company records distributions from our Asset Manager Affiliates on the declaration date, which represents the ex-dividend date. Distributions in excess of tax-basis earnings and profits of the distributing affiliate company are recognized as tax-basis return of capital. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

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

For non-junior class CLO Fund securities, such as the Company’s investment in the Class E Notes of the Catamaran 2014-1 CLO, interest is earned at a fixed spread relative to the LIBOR index.

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

Extinguishment of debt. The Company must derecognize a liability if and only if it has been extinguished through delivery of cash, delivery of other financial assets, delivery of goods or services, or reacquisition by the Company of its outstanding debt securities whether the securities are cancelled or held. If the debt contains a cash conversion option, the Company must allocate the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component and recognize a gain or loss in the statement of operations.

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

The following information sets forth the computation of basic and diluted net (decrease) increase in stockholders’ equity per share for the three and nine months ended September 30, 2015 and 2014 (unaudited):

	(unaudited)		(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net (decrease) increase in net assets resulting from operations	$(16,050,865)	$8,236,473	$(7,145,869)	$23,930,726
Net decrease (increase) in net assets allocated to unvested share awards	303,869	(151,517)	125,136	(288,671)
Interest on Convertible Notes	—	1,072,050	—	3,216,150
Amortization of Capitalized Costs on Convertible Notes	—	106,460	—	313,327

Net (decrease) increase in net assets available to common stockholders	$(15,746,996)	$9,263,466	$(7,020,733)	$27,171,532
Weighted average number of common shares outstanding for basic shares computation	37,046,906	33,746,159	36,923,212	33,497,934
Effect of dilutive securities – stock options	—	12,058	—	11,949
Effect of dilutive Convertible Notes	—	6,367,443	—	6,367,443

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,046,906	40,125,660	36,923,212	39,877,326

Net (decrease) increase in net assets per basic common shares:
Net (decrease) increase in net assets from operations	$(0.43)	$0.24	$(0.19)	$0.71
Net (decrease) increase in net assets per diluted shares:
Net (decrease) increase in net assets from operations	$(0.43)	$0.23	$(0.19)	$0.68

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

There were 50,000 options to purchase shares of common stock outstanding for the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, the company purchased 36,348 shares of common stock in connection with the vesting of employee’s restricted stock, such shares are treated as treasury shares and reduce the weighted average shares outstanding in the computation of earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months and nine months ended September 30, 2015, the effects of the convertible notes are anti-dilutive.

The if-converted method of computing the dilutive effects on convertible notes assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of September 30, 2015, the current conversion rate of the Convertible Notes is approximately 134.51 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.43 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding or, at its option, settle the conversion in cash.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at September 30, 2015 and December 31, 2014:

	September 30, 2015 (unaudited)			December 31, 2014
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts³	$3,345,723	$3,345,723	1	$1,602,741	$1,602,741	1
Senior Secured Loan	211,441,566	204,189,144	86	220,965,922	218,329,860	86
Junior Secured Loan	41,204,786	39,795,980	17	38,664,199	38,569,006	15
Senior Unsecured Loan	23,000,000	23,000,000	10	33,066,984	33,066,984	13
First Lien Bond	2,976,651	2,317,500	1	2,962,507	2,580,000	1
Senior Subordinated Bond	4,420,467	4,221,543	2	4,295,544	4,240,301	2
Senior Unsecured Bond	11,698,340	10,597,995	5	11,208,178	11,386,218	4
Senior Secured Bond	1,511,590	1,481,250	1	1,515,584	1,552,500	1
CLO Fund Securities	86,288,448	66,720,782	28	90,889,190	77,514,901	30
Equity Securities	8,514,487	6,936,653	3	8,828,812	8,119,681	3
Preferred Securities	10,359,873	10,681,029	5	10,206,016	10,418,302	4
Asset Manager Affiliates²	57,189,159	64,121,000	27	60,292,677	72,326,000	28

Total	$461,951,090	$437,408,599	186%	$484,498,354	$479,706,494	188%

¹	Represents percentage of Net Asset Value.
²	Represents the equity investment in the Asset Manager Affiliates.
³	Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015 (unaudited)			December 31, 2014
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,648,347	$9,069,264	4.0%	$10,059,487	$9,533,092	4%
Asset Management Company[2]	57,189,159	64,121,000	26.0	60,292,677	72,326,000	28
Related Party Loan	23,000,000	23,000,000	10.0	23,000,000	23,000,000	9
Automotive	9,932,977	9,876,215	4.0	8,362,956	8,312,548	3
Banking, Finance, Insurance & Real Estate	6,302,517	6,165,678	3.0	7,660,721	7,639,366	3
Beverage, Food and Tobacco	24,439,168	24,119,358	10.0	17,974,974	17,883,421	7
Capital Equipment	9,509,929	8,437,999	4.0	9,486,407	10,351,329	4
Chemicals, Plastics and Rubber	3,503,317	3,463,669	1.0	6,348,226	6,210,253	2
CLO Fund Securities	86,288,447	66,720,782	28.0	90,889,190	77,514,901	31
Construction & Building	1,980,681	1,982,831	1.0	-	-	-
Consumer goods: Durable	14,163,260	13,174,865	6.0	13,876,482	13,301,207	5
Consumer goods: Non-durable	20,393,549	20,156,836	9.0	13,535,975	13,314,952	5
Containers, Packaging and Glass	2,916,649	2,921,622	1.0	2,992,443	2,946,734	1
Energy: Oil & Gas	14,176,843	11,509,141	5.0	13,866,208	13,289,753	5
Environmental Industries	12,784,029	12,474,510	5.0	12,942,593	12,911,017	5
Forest Products & Paper	5,895,474	5,944,907	3.0	5,917,051	5,942,523	2
Healthcare & Pharmaceuticals	50,028,563	46,982,976	20.0	66,186,412	65,720,782	27
High Tech Industries	11,802,469	11,652,643	5.0	14,457,495	14,419,110	6
Hotel, Gaming & Leisure	400,000	1,000	-	3,392,481	2,962,315	1
Media: Advertising, Printing & Publishing	11,203,758	10,574,807	5.0	11,318,815	11,396,027	4
Media: Broadcasting & Subscription	7,459,621	7,399,614	3.0	14,477,078	14,409,401	6
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	4,390,431	3,870,664	2.0	4,234,086	3,773,847	1
Services: Business	20,706,513	20,513,356	9.0	16,550,255	16,066,421	6
Services: Consumer	6,519,760	6,438,715	3.0	6,798,372	6,752,521	3
Telecommunications	13,797,355	13,614,636	6.0	22,030,434	21,865,864	9
Time Deposit and Money Market Accounts[3]	3,345,723	3,345,724	1.0	1,602,741	1,602,741	1
Transportation: Cargo	21,755,034	22,040,544	9.0	20,156,700	20,455,941	8
Transportation: Consumer	2,487,820	2,487,500	1.0	-	-	-
Utilities: Electric	5,701,134	5,346,743	2.0	5,859,532	5,803,428	2

Total	$461,951,090	$437,408,599	186%	$484,498,354	$479,706,494	188%

[1]	Calculated as a percentage of Net Asset Value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

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

At September 30, 2015 and December 31, 2014, the total amount of non-qualifying assets was approximately 17% and 21%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 15% and 16% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 15% and 16% of its total assets on such dates, respectively).

The following tables detail the ten largest portfolio investments (at fair value) as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (unaudited)
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$57,189,159	$64,121,000	15%
Katonah 2007-I CLO Ltd.	23,975,870	23,233,837	5
Trimaran Credit Facility	23,000,000	23,000,000	5
Crowley Holdings Preferred, LLC	10,359,873	10,681,029	2
Catamaran CLO 2015-1 Ltd.	12,439,015	9,442,080	2
Tank Partners Holdings, LLC	10,520,547	8,939,640	2
Catamaran CLO 2014-1 Ltd.	9,264,284	7,251,390	2
Catamaran CLO 2014-2 Ltd.	8,374,214	6,932,673	2
Grupo HIMA San Pablo, Inc.	6,916,737	6,650,000	2
Catamaran CLO 2013- 1 Ltd.	6,559,985	6,561,900	1

Total	$168,599,684	$166,813,549	38%

	December 31, 2014
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$60,292,677	$72,326,000	15%
Katonah 2007-I CLO Ltd.	23,471,779	25,191,782	5
Trimaran Credit Facility	23,000,000	23,000,000	5
Crowley Holdings Preferred, LLC	10,206,016	10,418,302	2
Tank Partners Holdings, LLC	10,212,907	9,866,065	2
Catamaran CLO 2014-1 Ltd.	10,473,628	8,867,176	2
Catamaran CLO 2014-2 Ltd.	9,862,799	8,761,500	2
Restorix Health, Inc.	8,063,397	8,063,397	2
Catamaran CLO 2013- 1 Ltd.	7,492,702	7,874,910	2
Grupo HIMA San Pablo, Inc.	6,894,754	7,105,000	1

Total	$169,970,659	$181,474,132	38%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 18% and 17% of the total fair value of the Company’s investments at September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of September 30, 2015 (unaudited) and December 31, 2014, respectively:

	As of September 30, 2015 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$3,345,723	$—	$3,345,723
Debt securities	—	86,392,713	209,891,728	296,284,441
CLO Fund securities	—	—	66,720,782	66,720,782
Equity securities	—	—	6,936,653	6,936,653
Asset Manager Affiliates	—	—	64,121,000	64,121,000
Total	$—	$89,738,436	$347,670,163	$437,408,599

	As of December 31, 2014
	Level I	Level II	Level III	Total
Money market accounts	$—	$1,602,741	$—	$1,602,741
Debt securities	—	149,124,827	171,018,343	320,143,170
CLO Fund securities	—	—	77,514,902	77,514,902
Equity securities	—	—	8,119,681	8,119,681
Asset Manager Affiliates	—	—	72,326,000	72,326,000
Total	$—	$150,727,568	$328,978,926	$479,706,494

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

	Nine Months Ended September 30, 2015 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Transfers out of Level III	(9,960,953)[1]	—	—	—	(9,960,953)
Transfers into Level III	42,920,972 [2]	—	—	—	42,920,972
Net accretion (amortization)	221,620	(6,433,551)	—	—	(6,211,931)
Purchases	53,510,881	11,952,000	—	—	65,462,881
Sales / Paydowns	(49,362,448)	(3,872,700)	(317,340)	(3,103,517)	(56,656,005)
Total realized gain (loss) included in earnings	24,364	(6,246,883)	3,015	—	(6,219,504)
Total unrealized gain (loss) included in earnings	1,518,949	(6,192,986)	(868,703)	(5,101,483)	(10,644,223)
Balance, September 30, 2015	$209,891,728	$66,720,782	$6,936,653	$64,121,000	$347,670,163

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$1,518,949	$(12,985,600)	$(868,704)	$(5,101,484)	$(17,436,839)

¹Transfers out of Level III represent a transfer of $9,960,953 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2015

²Transfers into Level III represent a transfer of $42,920,972 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2015

	Year Ended December 31, 2014
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Transfers out of Level III	(38,990,152)[1]	—	—	—	(38,990,152)
Transfers into Level III	1,982,110 [2]	—	—	—	1,982,110
Net accretion (amortization)	198,600	(11,102,015)	—	—	(10,903,415)
Purchases	132,079,152	22,421,847	2,216,847	545,979	157,263,825
Sales/Paydowns	(121,242,093)	(10,132,500)	(5,007,311)	(6,432,086)	(142,813,990)
Total realized gain (loss) included in earnings	(9,069,550)	5,575,498	(7,136,407)	—	(10,630,459)
Total unrealized gain (loss) included in earnings	7,962,902	(8,700,148)	7,040,153	2,064,107	8,367,014
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(1,448,794)	$(4,908,278)	$424,306	$2,064,107	$(3,868,659)

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

As of September 30, 2015, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $89,738,436 as of September 30, 2015.

As of September 30, 2015, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
	$25,317,500	Enterprise Value	Average EBITDA Multiple/Qualitative Inputs	7.2x
Debt Securities	$184,573,228	Income Approach	Implied Discount Rate	2.3% - 21.2% (9.2%)
	$1,000	Options Value	Qualitative Inputs[1]
Equity Securities	$6,933,653	Enterprise Value	Average EBITDA Multiple/WAAC	4.3x/6.5% - 13.1x/15.1% (7.2x/12.2%)
	$3,000	Options Value	Qualitative Inputs
			Discount Rate	12% (12%)
			Probability of Default	2.0% - 2.5% (2.1%)
CLO Fund Securities	$57,278,702	Discounted Cash Flow	Loss Severity	25.0% - 25.9% (25.7%)
			Recovery Rate	74.1% - 75.0% (74.3%)
			Prepayment Rate	7.6% - 33.5% (26.2%)
	$9,442,080	Market Approach	Third Party Quote	79 (79)
Asset Manager Affiliate	$64,121,000	Discounted Cash Flow	Discount Rate	2.11% - 12.0% (7.0%)
Total Level III Investments	$347,670,163

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At September 30, 2015 and December 31, 2014, the Asset Manager Affiliates had approximately $2.7 billion and $3.0 billion, respectively, of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $64 million and $72 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, two managed funds made incentive fee distributions during the quarter ended September 30, 2015.

For the three months ended September 30, 2015 and 2014, the Asset Manager Affiliates declared cash distributions of $2.3 million and $3.1 million to the Company, respectively. For the nine months ended September 30, 2015 and 2014, the Asset Manager Affiliates declared cash distributions of $7.3 million and $9.1 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of the estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $1.5 million and $1.4 million, respectively, of Dividends from Asset Manager Affiliates in the Statement of Operations for the three months ended September 30, 2015 and 2014. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

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

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. (See Note 2 - “Significant Accounting Policies” and Note 4 - “Investments” for further information relating to the Company’s valuation methodology.)

Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to the Asset Manager Affiliates in the Company’s SEC filings which had previously not been required, as its provisions require the Asset Manager Affiliates to consolidate certain of their managed CLO Funds that were not previously consolidated. As a result of the consolidation of the CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring the following additional disclosures. In addition, Katonah 2007-I CLO qualifies as “significant subsidiaries” of the Company and the Company is also required to make the additional disclosures about it below. These disclosures regarding the Asset Manager Affiliates and Katonah 2007-I CLO do not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2015	December 31, 2014
Investments of CLO Funds, at fair value	$2,832,831,349	$2,846,659,635
Restricted cash of CLO Funds	163,393,198	182,224,205
Total assets	3,094,809,922	3,092,592,939
CLO Fund liabilities at fair value	2,930,979,743	2,990,211,629
Total liabilities	3,026,008,125	3,060,837,388
Total Asset Manager Affiliates equity	32,851,021	34,780,345
Appropriated retained earnings (deficit) of consolidated VIEs	35,950,776	(3,024,793)

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income - investments of CLO Funds	$33,864,746	$31,042,540	$97,413,581	$89,607,622
Total income	34,295,807	32,777,736	101,084,824	94,460,828
Interest expense of CLO Fund liabilities	33,480,470	25,477,833	112,252,220	74,533,029
Total expenses	37,563,731	37,468,325	137,696,316	103,677,330
Net realized and unrealized gains (losses)	(17,200,639)	(40,493,821)	83,216,644	(50,167,488)
Net (loss) income attributable to noncontrolling interests in consolidated Variable Interest Entities	(24,666,746)	(47,301,969)	38,468,715	(65,558,757)
Net income attributable to Asset Manager Affiliates	2,858,876	1,274,518	5,370,678	3,949,287

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2015	December 31, 2014
Total investments at fair value	$258,104,187	$273,373,948
Cash	9,325,472	14,939,994
Total assets	268,022,761	288,945,330
CLO Debt at fair value	269,401,971	290,699,426
Total liabilities	269,379,642	292,730,723
Total Net Assets	(1,356,881)	(3,785,393)

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income from investments	$2,567,295	$2,925,473	$7,644,426	$8,944,967
Total income	2,645,492	2,554,342	8,029,801	8,938,951
Interest expense	2,299,222	2,667,429	6,904,401	8,188,894
Total expenses	2,530,278	2,949,332	7,722,579	9,144,902
Net realized and unrealized losses	529,390	(2,698,937)	2,121,290	(9,215,396)
Increase (decrease) in net assets resulting from operations	644,604	(3,093,927)	2,428,512	(9,421,347)

As separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. In order to maintain the Company’s RIC status, any tax-basis dividends paid by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such tax-basis dividends of the Asset Manager Affiliates’ income which was distributed to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of amortization and depreciation, compensation related expenses, and net loss carryforward, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income of approximately $1.5 million per year over such period.

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At both September 30, 2015 and December 31, 2014, the par value of the outstanding loan was $23 million. For the three months ended September 30, 2015, and 2014, the Company recognized interest income of approximately $395,000 and $491,000, respectively, related to the Trimaran Credit Facility. For the nine months ended September 30, 2015 and 2014, the Company recognized interest income of approximately $1.2 million and $1.7 million, respectively, related Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of September 30, 2015 (unaudited)	As of December 31, 2014

Convertible Notes, due March 15, 2016	$33,647,000	$38,647,000
7.375% Notes Due 2019	$41,400,000	$41,400,000
Notes Issued by KCAP Senior Funding I, LLC (net of discount: 2015 - $3,060,315; 2014 - $3,512,407)	$144,289,685	$143,837,593

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2015 were 4.37% and 6.71 years, respectively, and as of December 31, 2014 were 4.43% and 7.23 years, respectively.

Convertible Notes

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible notes due March 2016 (“Convertible Notes”). On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Notes for a total of $60 million in aggregate principal amount. The net proceeds from the sale of the Convertible Notes, after the payment of underwriting expenses, were approximately $57.7 million. Interest on the Convertible Notes is paid semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011. The Convertible Notes mature on March 15, 2016 unless converted earlier. The Convertible Notes are senior unsecured obligations of the Company.

The Convertible Notes are convertible into shares of Company’s common stock. As of September 30, 2015, the conversion rate was 134.51 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.43 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

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

No holder of Convertible Notes will be entitled to receive shares of the Company’s common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of more than 5.0% of the shares of the Company’s common stock outstanding at such time. The 5.0% limitation will no longer apply following the effective date of any fundamental change (as defined in the indenture governing the Convertible Notes).

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which are being amortized over the term of the Convertible Notes on an effective yield method, of which approximately $132,000 remains to be amortized, and is included in other assets in the consolidated balance sheets. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. On September 23, 2015, the Company purchased $5.0 million face value of its own Convertible Notes at $102.375 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-20-40, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the nine months ended September 30, 2015, there was approximately a $143,000 loss on the extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

For the three months ended September 30, 2015 and 2014, interest expense related to the Convertible Notes was approximately $842,000 and $1.1 million, respectively. For the nine months ended September 30, 2015 and 2014, interest expense related to the Convertible Notes was approximately $2.5 million and $3.2 million, respectively.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At September 30, 2015, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $34.4 million at September 30, 2015. The fair value was determined based on an indicative closing price as of September 30, 2015. The Convertible Notes are categorized as Level III following ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019. The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At September 30, 2015, the Company was in compliance with all of its debt covenants.

For the three months ended September 30, 2015 and 2014, interest expense related to the 7.375% Notes Due 2019 was approximately $763,000 for both periods. For the nine months ended September 30, 2015 and 2014, interest expense related to the 7.375% Notes Due 2019 was approximately $2.3 million for both periods.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $942,000 remains to be amortized, and is recorded on the consolidated balance sheets in other assets.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $41.4 million at September 30, 2015. The fair value was determined based on the closing price on September 30, 2015 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820 Fair Value.

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

On December 8, 2014, the Company completed the sale of additional notes (“Additional Issuance Securities”) in a $56,000,000 increase to the collateralized loan obligation transaction that originally closed on June 18, 2013 (the “Original Closing Date”). The issuance of additional notes was proportional across all existing classes of notes issued on the Original Closing Date.

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

As of September 30, 2015, there were 71 investments in portfolio companies with a total fair value of approximately $186 million plus cash of $8.3 million, collateralizing the secured notes of the Issuer. At September 30, 2015, there were unamortized issuance costs of approximately $3.3 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $3.1 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three months ended September 30, 2015, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $1.3 million consisting of stated interest expense of approximately $947,000, accreted discount of approximately $152,000, and deferred debt issuance costs of approximately $165,000. For the nine months ended September 30, 2015, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $3.7 million consisting of stated interest expense of approximately $2.8 million, accreted discount of approximately $452,000, and deferred debt issuance costs of approximately $485,000. As of September 30, 2015, the stated interest charged under the securitization was based on three month LIBOR at the last reset date, which was 0.29%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate (1)	LIBOR Spread (basis points)	Interest Expense

KCAP Senior Funding LLC Class A Notes	1.79%	150	$483,160
KCAP Senior Funding LLC Class B Notes	3.54%	325	111,416
KCAP Senior Funding LLC Class C Notes	4.54%	425	158,795
KCAP Senior Funding LLC Class D Notes	5.54%	525	174,416
Total			$927,787

(1) Stated Interest Rate (and thus periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 108,150,000	$ 12,600,000	$ 14,000,000	$ 12,600,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate[1]	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

¹Three month LIBOR, which was 0.29% as of the last reset date

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of
	September 30, 2015
	(unaudited)
	Principal Amount	Carrying Value	Fair Value

KCAP Senior Funding I, LLC Class A Notes	$108,150,000	$105,903,831	$106,527,750
KCAP Senior Funding I, LLC Class B Notes	12,600,000	12,338,310	12,363,750
KCAP Senior Funding I, LLC Class C Notes	14,000,000	13,709,234	13,545,000
KCAP Senior Funding I, LLC Class D Notes	12,600,000	12,338,310	11,938,500

Total	$147,350,000	$144,289,685	$144,375,000

Fair Value of KCAP Senior Funding I.   The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount of $3,060,315. The fair value of the KCAP Senior Funding I Notes was approximately $144.4 million at September 30, 2015. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

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

The following reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2015:

Nine Months Ended

Net increase in net assets resulting from operations	$(7,145,869)
Net change in unrealized depreciation from investments	19,750,242
Net realized (gains) losses	6,275,906
Book/tax differences on CLO equity investments	1,462,401
Other book/tax differences	764,244

Taxable income before deductions for distributions	$21,106,924

Taxable income before deductions for distributions per weighted average basic shares for the period	$0.57

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

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the nine months ended September 30, 2015 and 2014, the Asset Manager Affiliates declared cash distributions of $7.3 million and $9.1 million to the Company, respectively. The Company recognized $4.2 million and $4.2 million, respectively, of dividends from Asset Manager Affiliates in the Statement of Operations for the nine months ended September 30, 2015 and 2014. The difference of $3.1 million and $4.9 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the nine months ended September 30, 2015 and 2014, respectively.

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

	Nine months ended September 30,		Year ended December 31,
	2015		2014
Distributions paid from:
Ordinary income	$15,313,691		$26,807,154
Return of Capital	-		7,972,633
Total	$15,313,691	[1]	$34,779,787

(1) Comprised of the first quarter distribution paid in April and the second quarter distribution paid in July.

At September 30, 2015, the Company had a net capital loss carryforward of $82.9 million to offset net capital gains, to the extent provided by federal tax law. Of the net capital loss carryforward, $32.0 million will begin to expire in the tax year ending December 31, 2015. Of the net capital loss carryforward, $50.9 million is not subject to expiration under the RIC Modernization Act of 2010.

On September 22, 2015, the Company’s Board of Directors declared a distribution to shareholders of $0.21 per share for a total of $7.6 million. The record date was October 14, 2015 and the distribution was paid on October 27, 2015.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2015 and December 31, 2014, the Trimaran Credit Facility was fully drawn and there was no remaining unfunded commitment thereunder. As of September 30, 2015, the Company had a commitment to make an investment of $360,000 in a revolving senior secured loan. As of December 31, 2014, the Company had no outstanding commitments to make such investments.

9. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2015 and 2014, the Company issued 127,672 and 69,762 shares, respectively, of common stock under its dividend reinvestment plan. As of September 30, 2015 and December 31, 2014, there were 701,359 and 619,785 shares of unvested restricted shares, respectively. There were 196,166 grants, 10,042 forfeitures, and 104,550 vested shares during the nine months ended September 30, 2015. The total number of shares of the Company’s common stock issued and outstanding as of September 30, 2015 and December 31, 2014 was 37,052,575 and 36,775,127, respectively. During the nine months ended September 30, 2015, the Company repurchased 36,348 shares at an aggregate cost of approximately $220,000 in connection with the vesting of restricted stock awards.

10. EQUITY INCENTIVE PLAN

The Company has an equity incentive plan, established in 2006 and as amended in 2008, 2014 and most recently in June 2015, (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide officers and employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Vesting of restricted stock awarded under the 2008 amendment of the Equity Incentive Plan will occur in two equal installments of 50%, on each of the third and fourth anniversaries of the grant date; vesting of restricted stock subsequent to the 2014 amendment of the Equity Incentive Plan will vest in four equal installments of 25%, on each of the first four anniversaries of the grant date.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2014 through September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2014	50,000	$7.72
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2014	50,000	$7.72	4.4	$77,600
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2015	50,000	$7.72	3.6	$-

Total vested at September 30, 2015	50,000	$7.72	3.6

1 Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the nine months ended September 30, 2015 and 2014, the Company did not recognize any non-cash compensation expense related to stock options. At September 30, 2015, the Company had no remaining compensation costs related to unvested stock based awards.

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

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the nine months ended September 30, 2015, the Company repurchased 36,348 shares of common stock at an aggregate cost of approximately $220,000 in connection with the vesting of employee’s restricted stock, which is reflected as Treasury Stock at cost on the Consolidated Balance Sheet. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

On June 23, 2015, the Company’s Board of Directors approved the grant of 190,166 shares, with a fair value of approximately $1.2 million, of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date.

On June 23, 2015, the Company’s Board of Directors also voted to amend the Equity Incentive Plan to specify that shares repurchased by the Company to satisfy employee tax withholding requirements would not be returned to the plan reserve and could not be reissued under the Company’s Equity Incentive Plan.

During the nine months ended September 30, 2015, 104,550 shares of restricted stock vested and 10,042 shares of restricted stock were forfeited. As of September 30, 2015, after giving effect to these restricted stock awards, there were 701,359 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2014 through September 30, 2015 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2014	272,998
Granted	360,289
Vested	(5,000)
Forfeited	(8,502)
Non-vested shares outstanding at December 31, 2014	619,785
Granted	196,166
Vested	(104,550)
Forfeited	(10,042)
Outstanding at September 30, 2015	701,359

For the nine months ended September 30, 2015, non-cash compensation expense related to restricted stock was approximately $1.2 million; of this amount approximately $504,000 was expensed at the Company, and approximately $648,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2014, non-cash compensation expense related to restricted stock was approximately $768,000; of this amount approximately $376,000 was expensed at the Company and approximately $392,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of September 30, 2015, the company had approximately $4.0 million of total unrecognized compensation cost related to non-vested share-based awards. That cost is expected to be recognized over a weighted average period of 2.7 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $25,000 and $38,000 was expensed during the nine months ended September 30, 2015 and 2014, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $98,000 and $184,000 was expensed during the nine months ended September 30, 2015 and 2014, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

On October 13, 2015 and October 14, 2015, the Company purchased approximately $285,000 and $3.5 million face value of its own Convertible Notes at $102.00 and $102.25, respectively, plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation. The Company will recognize approximately $99,000 in realized losses in connection with this extinguishment of debt in the fourth quarter.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2015 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “KCAP Financial,” “Company,” “we,” “us,” and “our” refer to KCAP Financial, Inc., and its wholly-owned subsidiaries.

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of KCAP Financial, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional sources of capital, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the return or impact of current and future investments;

•	our contractual arrangements and other relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a business development company and a registered investment company, including the impact of changes in laws or regulations governing our operations, or the operations of our portfolio companies;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and

•	the timing, form and amount of any distributions.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Second, the Company has invested in asset management companies (Katonah Debt Advisors and Trimaran Advisors, collectively the “Asset Manager Affiliates”) that manage CLO Funds.

Third, the Company invests in debt and subordinated securities issued by CLOs (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by our Asset Manager Affiliates, but from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.7 billion of par value assets under management as of September 30, 2015. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are managed independently from the Company by a separate portfolio management team.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2015 (unaudited) and for the year ended December 31, 2014 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2013	$266,830,427	$79,452,220	$11,006,398	$76,148,000	$433,437,045
2014 Activity:
Purchases / originations /draws	224,513,503	22,421,847	2,216,847	545,979	249,698,176
Pay-downs / pay-offs / sales	(168,429,374)	(10,132,500)	(5,007,311)	(6,432,086)	(190,001,271)
Net accretion (amortization)	410,718	(11,102,015)	—	—	(10,691,297)
Net realized (losses) gains	(8,823,507)	5,575,498	(7,136,408)	—	(10,384,417)
Net increase (decrease) in fair value	5,641,403	(8,700,148)	7,040,155	2,064,107	6,045,517

Fair Value at December 31, 2014	320,143,170	77,514,902	8,119,681	72,326,000	478,103,753
Year to Date 2015 Activity:
Purchases / originations /draws	87,878,844	11,952,000	—	—	99,830,844
Pay-downs / pay-offs / sales	(104,570,594)	(3,872,700)	(317,340)	(3,103,517)	(111,864,151)
Net accretion (amortization)	309,574	(6,433,551)	—	—	(6,123,977)
Net realized gains (losses)	110,517	(6,246,883)	3,015	—	(6,133,351)
Net (decrease) in fair value	(7,587,070)	(6,192,986)	(868,703)	(5,101,483)	(19,750,242)

Fair Value at September 30, 2015	$296,284,441	$66,720,782	$6,936,653	$64,121,000	$434,062,876

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

The following table shows the Company’s portfolio by security type at September 30, 2015 and December 31, 2014:

	September 30, 2015 (unaudited)			December 31, 2014
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts³	$3,345,723	$3,345,723	1	$1,602,741	$1,602,741	1
Senior Secured Loan	211,441,566	204,189,144	86	220,965,922	218,329,860	86
Junior Secured Loan	41,204,786	39,795,980	17	38,664,199	38,569,006	15
Senior Unsecured Loan	23,000,000	23,000,000	10	33,066,984	33,066,984	13
First Lien Bond	2,976,651	2,317,500	1	2,962,507	2,580,000	1
Senior Subordinated Bond	4,420,467	4,221,543	2	4,295,544	4,240,301	2
Senior Unsecured Bond	11,698,340	10,597,995	5	11,208,178	11,386,218	4
Senior Secured Bond	1,511,590	1,481,250	1	1,515,584	1,552,500	1
CLO Fund Securities	86,288,448	66,720,782	28	90,889,190	77,514,901	30
Equity Securities	8,514,487	6,936,653	3	8,828,812	8,119,681	3
Preferred Securities	10,359,873	10,681,029	5	10,206,016	10,418,302	4
Asset Manager Affiliates²	57,189,159	64,121,000	27	60,292,677	72,326,000	28

Total	$461,951,090	$437,408,599	186%	$484,498,354	$479,706,494	188%

¹ Represents percentage of Net Asset Value.

² Represents the equity investment in the Asset Manager Affiliates.

³ Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At September 30, 2015 and December 31, 2014, our investments in income producing loans and debt securities, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.4% and 7.3%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at September 30, 2015 was spread across 27 different industries and 92 different entities with an average balance per entity of approximately $3.2 million. As of September 30, 2015, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. At September 30, 2015 and December 31, 2014, the total amount of non-qualifying assets was approximately 17% and 21%, respectively. The majority of non-qualifying assets were foreign investments which was approximately 15% and 16% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 15% and 16% of its total assets on such dates, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

The following tables detail the ten largest portfolio companies (at fair value) as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (unaudited)
Investment	Cost	Fair Value	% of FMV
Asset Manager Affiliates	$57,189,159	$64,121,000	15%
Katonah 2007-I CLO Ltd.	23,975,870	23,233,837	5
Trimaran Credit Facility	23,000,000	23,000,000	5
Crowley Holdings Preferred, LLC	10,359,873	10,681,029	2
Catamaran CLO 2015-1 Ltd.	12,439,015	9,442,080	2
Tank Partners Holdings, LLC	10,520,547	8,939,640	2
Catamaran CLO 2014-1 Ltd.	9,264,284	7,251,390	2
Catamaran CLO 2014-2 Ltd.	8,374,214	6,932,673	2
Grupo HIMA San Pablo, Inc.	6,916,737	6,650,000	2
Catamaran CLO 2013- 1 Ltd.	6,559,985	6,561,900	1

Total	$168,599,684	$166,813,549	38%

	December 31, 2014
Investment	Cost	Fair Value	% of FMV
Asset Manager Affiliates	$60,292,677	$72,326,000	15%
Katonah 2007-I CLO Ltd.	23,471,779	25,191,782	5
Trimaran Credit Facility	23,000,000	23,000,000	5
Crowley Holdings Preferred, LLC	10,206,016	10,418,302	2
Tank Partners Holdings, LLC	10,212,907	9,866,065	2
Catamaran CLO 2014-1 Ltd.	10,473,628	8,867,176	2
Catamaran CLO 2014-2 Ltd.	9,862,799	8,761,500	2
Restorix Health, Inc.	8,063,397	8,063,397	2
Catamaran CLO 2013- 1 Ltd.	7,492,702	7,874,910	2
Grupo HIMA San Pablo, Inc.	6,894,754	7,105,000	1

Total	$169,970,659	$181,474,132	38%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 18% and 17% of the total fair value of the Company’s investments at September 30, 2015 and December 31, 2014, respectively.

The industry concentrations based on the fair value of the Company’s investment portfolio as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015 (unaudited)			December 31, 2014
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$9,648,347	$9,069,264	4.0%	$10,059,487	$9,533,092	4%
Asset Management Company[2]	57,189,159	64,121,000	26.0	60,292,677	72,326,000	28
Related Party Loan	23,000,000	23,000,000	10.0	23,000,000	23,000,000	9
Automotive	9,932,977	9,876,215	4.0	8,362,956	8,312,548	3
Banking, Finance, Insurance & Real Estate	6,302,517	6,165,678	3.0	7,660,721	7,639,366	3
Beverage, Food and Tobacco	24,439,168	24,119,358	10.0	17,974,974	17,883,421	7
Capital Equipment	9,509,929	8,437,999	4.0	9,486,407	10,351,329	4
Chemicals, Plastics and Rubber	3,503,317	3,463,669	1.0	6,348,226	6,210,253	2
CLO Fund Securities	86,288,447	66,720,782	28.0	90,889,190	77,514,901	31
Construction & Building	1,980,681	1,982,831	1.0	-	-	-
Consumer goods: Durable	14,163,260	13,174,865	6.0	13,876,482	13,301,207	5
Consumer goods: Non-durable	20,393,549	20,156,836	9.0	13,535,975	13,314,952	5
Containers, Packaging and Glass	2,916,649	2,921,622	1.0	2,992,443	2,946,734	1
Energy: Oil & Gas	14,176,843	11,509,141	5.0	13,866,208	13,289,753	5
Environmental Industries	12,784,029	12,474,510	5.0	12,942,593	12,911,017	5
Forest Products & Paper	5,895,474	5,944,907	3.0	5,917,051	5,942,523	2
Healthcare & Pharmaceuticals	50,028,563	46,982,976	20.0	66,186,412	65,720,782	27
High Tech Industries	11,802,469	11,652,643	5.0	14,457,495	14,419,110	6
Hotel, Gaming & Leisure	400,000	1,000	-	3,392,481	2,962,315	1
Media: Advertising, Printing & Publishing	11,203,758	10,574,807	5.0	11,318,815	11,396,027	4
Media: Broadcasting & Subscription	7,459,621	7,399,614	3.0	14,477,078	14,409,401	6
Metals & Mining	228,563	1,000	-	228,563	1,000	-
Retail	4,390,431	3,870,664	2.0	4,234,086	3,773,847	1
Services: Business	20,706,513	20,513,356	9.0	16,550,255	16,066,421	6
Services: Consumer	6,519,760	6,438,715	3.0	6,798,372	6,752,521	3
Telecommunications	13,797,355	13,614,636	6.0	22,030,434	21,865,864	9
Time Deposit and Money Market Accounts[3]	3,345,723	3,345,724	1.0	1,602,741	1,602,741	1
Transportation: Cargo	21,755,034	22,040,544	9.0	20,156,700	20,455,941	8
Transportation: Consumer	2,487,820	2,487,500	1.0	-	-	-
Utilities: Electric	5,701,134	5,346,743	2.0	5,859,532	5,803,428	2

Total	$461,951,090	$437,408,599	186%	$484,498,354	$479,706,494	188%

1 Calculated as a percentage of Net Asset Value.

2 Represents the equity investment in the Asset Manager Affiliates.

3 Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2015, we had approximately $67 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of September 30, 2015 and December 31, 2014 are as follows:

			September 30, 2015		December 31, 2014
CLO Fund Securities	Investment	%[1]	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$2,488,323	$362,691	$2,254,638	$469,132
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,366,357	385,000	1,015,334	400,000
Katonah VII CLO Ltd.[2]	Subordinated Securities	-	—	—	3,563,252	1,000
Katonah VIII CLO Ltd.[2]	Subordinated Securities	-	—	—	2,755,267	100,000
Katonah IX CLO Ltd.[2]	Preferred Shares	6.9	1,172,498	100,000	1,262,496	594,988
Katonah X CLO Ltd.[2]	Subordinated Securities	33.3	9,074,951	2,600,000	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	23,975,870	23,233,837	23,471,779	25,191,782
Trimaran CLO IV, Ltd.[2]	Preferred Shares	19.0	—	—	11,094	900,000
Trimaran CLO V, Ltd.[2]	Subordinated Notes	-	—	—	1,292,698	1,657,020
Trimaran CLO VI, Ltd.[2]	Income Notes	16.2	—	—	1,531,142	1,950,000
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	1,349,606	2,024,945	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	7,154,268	4,295,666	7,994,677	5,793,924
Catamaran CLO 2012-1 Ltd.[2]	Class F Notes	-	—	—	3,917,442	4,160,000
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	6,559,985	6,561,900	7,492,702	7,874,910
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,643,183	2,290,600	10,473,628	8,867,176
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	9,264,284	7,251,390	1,417,376	1,340,000
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,425,893	1,240,000	2,263,321	2,506,075
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	8,374,214	6,932,673	9,862,799	8,761,500
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	24.0	12,439,015	9,442,080	—	—
Total			$86,288,447	$66,720,782	$90,889,190	$77,514,902

¹ Represents percentage of class held.

² A CLO Fund managed by an Asset Manager Affiliate.

³ As of September 30, 2015, this CLO Fund security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of September 30, 2015, our Asset Manager Affiliates had approximately $2.7 billion of par value of assets under management on which they earn management fees, and were valued at approximately $64 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, during the third quarter of 2015, our Asset Manager Affiliates received incentive fees from two funds.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2015 and 2014.

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

For non-junior class CLO Fund securities, such as our investment in the Class E notes of Catamaran 2014-1, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three and nine months ended September 30, 2015, the Asset Manager Affiliates received incentive fees from two and three funds, respectively.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. During the three and nine months ended September 30, 2015, two and three CLO Funds have achieved the minimum investment return threshold and are paying the Asset Manager Affiliates incentive fees, respectively. The fair value of our investment in our Asset Manager Affiliates was approximately $64 million at September 30, 2015, with an unrealized loss during the nine months ended September 30, 2015 of approximately $5.1 million. For the three months ended September 30, 2015 and 2014, we recognized dividend income of approximately $1.5 million and $1.4 million from the Asset Manager Affiliates, respectively, while cash distributions received were $2.3 million and $3.1 million for those periods, respectively. For the nine months ended September 30, 2015 and 2014, we recognized dividend income of approximately $4.2 million from the Asset Manager Affiliates, for both periods, while cash distributions received were $7.3 million and $9.1 million for those periods, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.7 billion and $3.0 billion as of September 30, 2015 and December 31, 2014, respectively.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended September 30, 2015 and 2014 was approximately $11.8 million and $10.8 million, respectively. Of these amounts, approximately $6.3 million and $5.4 million was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2014 to 2015 were due to higher average invested assets stemming primarily from capital raising activities.

Investment income for the nine months ended September 30, 2015 and 2014 was approximately $35.3 million and $30.6 million, respectively. Of these amounts, approximately $18.4 million and $15.8 million was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2014 to 2015 were due to higher average invested assets stemming primarily from capital raising activities.

The weighted average yield on debt securities Portfolio was 7.4% and 7.3% as of September 30, 2015 and December 31, 2014, respectively.

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

For the three months ended September 30, 2015 and 2014, approximately $3.9 million and $3.6 million, respectively, of investment income was attributable to investments in CLO Fund securities. For the nine months ended September 30, 2015 and 2014, approximately $12.4 million and $9.8 million, respectively, of investment income was attributable to investments in CLO Fund securities. On a tax-basis, the Company recognized $4.3 million of taxable cash distributions from our CLO Fund Securities during the nine months ended September 30, 2015. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended September 30, 2015 and 2014 were approximately $5.2 million and $5.3 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $3.0 million and $2.9 million, respectively, on average debt outstanding of $227 million and $198 million, respectively.

For the three months ended September 30, 2015 and 2014, approximately $892,000 and $1.4 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the three months ended September 30, 2015 and 2014, respectively, professional fees and insurance expenses totaled approximately $869,000 and $678,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $469,000 and $316,000 for the three months ended September 30, 2015 and 2014, respectively.

Total expenses for the nine months ended September 30, 2015 and 2014 were approximately $16.4 million and $16.0 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $9.0 million and $8.8 million, respectively, on average debt outstanding of $227 million and $196 million, respectively.

For the nine months ended September 30, 2015 and 2014, approximately $3.0 million and $3.9 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the nine months ended September 30, 2015 and 2014, respectively, professional fees and insurance expenses totaled approximately $3.0 million and $2.1 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.5 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2015, net investment income and net realized losses were approximately $309,000, or $0.01 per share. For the three months ended September 30, 2014, net investment income and net realized losses were approximately $3.4 million or $0.10 per share. For the nine months ended September 30, 2015, net investment income and net realized losses were approximately $12.7 million, or $0.51 per share. For the nine months ended September 30, 2014, net investment income and net realized losses were approximately $12.7 million or $0.66 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the three months ended September 30, 2015, net investment income was approximately $6.5 million, or $0.18 per share. For the nine months ended September 30, 2015, net investment income was approximately $18.9 million, or $0.51 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended September 30, 2015, our total investments had net unrealized depreciation of approximately $16.2 million. During the three months ended September 30, 2014, our total investments had net unrealized appreciation of approximately $4.9 million. For the three months ended September 30, 2015, our Asset Manager Affiliates had net unrealized depreciation of approximately $8.9 million. For the three months ended September 30, 2014, our Asset Manager Affiliates had net unrealized appreciation of approximately $5.1 million. For the three months ended September 30, 2015, our portfolio of debt securities and equity securities had net unrealized depreciation of approximately $6.9 million, compared with net unrealized appreciation of $8.6 million during the third quarter of 2014. For the three months ended September 30, 2015, our CLO Fund securities had net unrealized depreciation of approximately $415,000 compared with net unrealized depreciation of $8.9 million during the third quarter of 2014.

During the nine months ended September 30, 2015, our total investments had net unrealized depreciation of approximately $19.8 million. During the nine months ended September 30, 2014, our total investments had net unrealized appreciation of approximately $11.2 million. For the nine months ended September 30, 2015, our Asset Manager Affiliates had net unrealized depreciation of approximately $5.1 million. For the nine months ended September 30, 2014, our Asset Manager Affiliates had net unrealized appreciation of approximately $7.0 million. For the nine months ended September 30, 2015, our portfolio of debt securities and equity securities had net unrealized depreciation of approximately $8.5 million, compared with net unrealized appreciation of $9.4 million during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, our CLO Fund securities had net unrealized depreciation of approximately $6.2 million compared with net unrealized depreciation of $5.1 million during the nine months ended September 30, 2014.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended September 30, 2015 was $16.1 million, or $0.43 per share. Net increase in stockholders’ equity resulting from operations for the three months ended September 30, 2014 was $8.2 million, or $0.24 per share.

The net decrease in stockholders’ equity resulting from operations for the nine months ended September 30, 2015 was $7.1 million, or $0.19 per share. Net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2014 was $23.9 million, or $0.71 per share.

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

As of September 30, 2015 and December 31, 2014 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2015	December 31, 2014

Cash	$1,566,274	$1,220,798
Money Market Accounts	3,345,723	1,602,741
Senior Secured Loan	204,189,144	218,329,860
Junior Secured Loan	39,795,980	38,569,006
Senior Unsecured Loan	23,000,000	33,066,984
First Lien Bond	2,317,500	2,580,000
Senior Subordinated Bond	4,221,543	4,240,301
Senior Secured Bond	1,481,250	1,552,500
Senior Unsecured Bond	10,597,995	11,386,218
CLO Fund Securities	66,720,782	77,514,902
Equity Securities	6,936,653	8,119,681
Preferred	10,681,029	10,418,302
Asset Manager Affiliates	64,121,000	72,326,000

Total	$438,974,873	$480,927,293

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of September 30, 2015, we had approximately $222.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 205%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of September 30, 2015, the conversion rate was 134.51 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.43 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. On October 9, 2014, the Company purchased approximately $10.4 million face value of its own Convertible Notes at $114.875 plus accrued interest. On September 23, 2015, the Company purchased $5.0 million face value of its own Convertible Notes at $102.375 plus accrued interest. KCAP subsequently surrendered these notes to the trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the nine months ended September 30, 2015, there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At September 30, 2015, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. As a result, we may seek to enter into new agreements with other lenders or into other financing arrangements as market conditions permit. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us and/or the Asset Manager Affiliates, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

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

We will be prohibited by the 1940 Act and the indenture governing our 7.375% Notes from making distributions if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions declared by us since 2013.

	Distribution	Declaration Date	Record Date	Pay Date
2015:
Third quarter	0.21	9/22/2015	10/14/2015	10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	$0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.63

2014:
Fourth quarter	0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014

Total declared in 2014	$1.00

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013

Total declared in 2013	$1.06

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2015, the Company had a commitment to make an investment of $360,000 in a revolving senior secured loan. As of December 31, 2014, the Company had no outstanding commitments to make such investments.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations[1]	$222,397,000	$33,647,000	$—	$41,400,000	$147,350,000

(1)	Represents approximately $33.6 million of Convertible Notes due March 16, 2016, $41.4 million of 7.375% Notes Due 2019 and $147.4 of Notes issued by KCAP Senior Funding I, L.L.C.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2015 and December 31, 2014, there was one issuer (representing less than 1% of our total investments at fair value) on non-accrual status.

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

For non-junior class CLO Fund Securities, such as our investment in the class E notes of Catamaran 2014-1, interest is earned at a fixed spread relative to the LIBOR index.

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

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year.

	Distribution	Declaration Date	Record Date	Pay Date
2015:
Third quarter	0.21	9/22/2015	10/14/2015	10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	$0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.63

2014:
Fourth quarter	0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	$0.25	3/21/2014	4/4/2014	4/25/2014

Total declared in 2014	$1.00

2013:
Fourth quarter	0.25	12/13/2013	12/27/2013	1/27/2014
Third quarter	0.25	9/13/2013	10/8/2013	10/29/2013
Second quarter	0.28	6/17/2013	7/5/2013	7/26/2013
First quarter	$0.28	3/15/2013	4/5/2013	4/26/2013

Total declared in 2013	$1.06

The following table depicts the composition of shareholder distributions on a per share basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015¹	2014¹	2015¹	2014¹
Net investment income	$0.18	$0.16	$0.51	$0.44
Tax Accounting Difference on CLO Equity Investments	0.01	0.03	0.04	0.14
Other tax accounting differences	0.02	-	0.02	0.01
Taxable distributable income	0.21	0.20	0.57	0.59
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.02	0.05	0.08	0.15
Available for distribution²	0.23	0.25	0.66	0.74
Distributed	$0.21	$0.25	$0.63	$0.75
Difference	$0.02	$-	$0.03	$(0.01)

¹	Table may not foot due to rounding.
²	The "Available for distribution" financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings to the Company's taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the "Available for distribution financial measure to taxable distributable income per share in accordance with GAAP, the $0.02 and $0.08 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings is subtracted from the "Available for distribution" financial measure for the three and nine months ended September 30, 2015, respectively. The Company's management believes that the presentation of the non-GAAP "Available for distribution" financial measure provides useful information to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2015, approximately 97.7% of our debt securities portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2015, we had $222.4 million par value of borrowings outstanding at a weighted average rate of 4.37%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2015 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income:
	1%	2%	3%
Increase (decrease) in interest rate	$(746,695)	$74,705	$912,268

Decrease in interest rate	$407,701	$407,701	$407,701

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $747,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $75,000 and $912,000, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently very low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $408,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we did not engage in any sales of unregistered securities during the three months ended September 30, 2015, we issued a total of 20,059 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended September 30, 2015, the aggregate value of the shares of our common stock issued under our DRIP was approximately $103,099.

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

KCAP Financial, Inc.

Date: November 4, 2015	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	By	/s/ Edward U. Gilpin
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

