Form 10-K
period 2015-12-31
KCAP Financial, Inc.
filed 2016-03-09
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $221,456,294 based upon a closing price of $5.98 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 8, 2016 was 37,130,433.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO KCAP FINANCIAL, INC.

In this Annual Report on Form 10-K (this “Annual Report”), the “Company”, “KCAP”, “we”, “us” and “our” refer to KCAP Financial, Inc. and its wholly owned subsidiaries, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC, unless the context otherwise requires.

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

Second, the Company has invested in asset management companies (Katonah Debt Advisors and Trimaran Advisors, collectively the “Asset Manager Affiliates”) that manage collateralized loan obligation funds (“CLO Funds”).

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

In our Debt Securities Portfolio, our investment objective is to generate current income and, to a lesser extent, capital appreciation from the investments in senior secured term loans, mezzanine debt and selected equity investments in privately-held middle market companies. We define the middle market as comprising companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $50 million and/or total debt of $25 million to $150 million. We primarily invest in first and second lien term loans which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if there is a default and which we expect will create a stable stream of interest income. The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. While our primary investment focus is on making loans to, and selected equity investments in, privately-held middle market companies, we may also invest in other investments such as loans to smaller companies or larger, publicly-traded companies, high-yield bonds and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with our debt investments.

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940 (the “Advisers Act”), and are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates).

In addition, our investments in CLO Fund Securities, which are primarily made up of minority investments in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates, are anticipated to provide the Company with recurring cash distributions and complement the growth of our investment in the Asset Manager Affiliates.

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

Subject to market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. Because we also recognize the need to have funds available for operating our business and to make investments, we seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet abnormal and unexpected funding requirements. As a result, we may hold varying amounts of cash and other short-term investments from time-to-time for liquidity purposes.

We have elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”) and intend to operate in a manner to maintain our RIC tax treatment. Accordingly, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary tax-basis taxable income or capital gains that we timely distribute to our shareholders as dividends. To maintain our RIC tax treatment, we must meet the specified source-of-income and asset diversification requirements and distribute to our stockholders annually at least 90% of our net ordinary tax-basis taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each year.

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

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a CLO manager similar to Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2015, the Asset Manager Affiliates had approximately $2.7 billion of par value assets under management.

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

Including employees of our Asset Manager Affiliates, we employ an experienced team of 18 investment professionals and 23 total staff members. Dayl W. Pearson, our President and Chief Executive Officer, and one of our directors, has been in the financial services industry for over 39 years. During the past 25 years, Mr. Pearson has focused almost exclusively on the middle market and has originated, structured and underwritten over $7 billion of debt and equity securities. R. Jon Corless, our Chief Investment Officer with primary responsibility for the Debt Securities Portfolio, has managed investment portfolios in excess of

$4 billion at several institutions and has been responsible for managing portfolios of leveraged loans, high-yield bonds, mezzanine securities and middle market loans. Dominick J. Mazzitelli is the President and portfolio manager of the Asset Manager Affiliates. He has over 20 years of experience within the credit markets, with most of his career focused on the leveraged finance markets. Edward U. Gilpin, our Chief Financial Officer, Secretary and Treasurer, has been in financial services for over 30 years, with significant experience in overseeing the financial operations and reporting for asset management businesses, including the fair value accounting of CLO securities owned by them.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2015 was $5.82. On December 31, 2015, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $4.07. In addition, our 7.375% notes due 2019 (“7.375% Notes Due 2019”) are traded on the New York Stock Exchange under the symbol “KAP.”

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

Investment Portfolio

Our investment portfolio generates investment income, which is generally used to pay principal and interest on our borrowings, operating expenses, and to fund our distributions to our stockholders. Our investment portfolio consists of three primary components: the Debt Securities Portfolio, the CLO Fund Securities and our investment in our wholly owned Asset Manager Affiliates.

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

When we extend senior and junior secured term loans, we will generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. Nonetheless, there is a possibility that our lien could be subordinated to claims of other creditors. Structurally, mezzanine debt ranks subordinate in priority of payment to senior term loans and is often unsecured. Relative to equity, mezzanine debt ranks senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with a loan, while providing an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest that is typically in the form of equity purchased at the time the mezzanine loan is repaid or warrants to purchase equity at a future date at a fixed cost. Mezzanine debt generally earns a higher return than senior secured debt due to its higher risk profile and usually less restrictive covenants. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining an equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2015:

•	represented approximately 69% of total investment portfolio;
•	contained credit instruments issued by corporate borrowers;
•	primarily comprised of senior secured and junior secured loans (68% and 13% of debt securities, respectively);
•	spread across 26 different industries and 87 different entities;
•	average par balance per investment of approximately $3.3 million;
•	all but 1 issuer (representing less than 1% of amortized cost of total investments) were current on their debt service obligations; and
•	weighted average interest rate of 7.4% on income producing debt investments.

Our investments generally average between $1 million to $20 million, although particular investments may be larger or smaller. The size of individual investments will vary according to their priority in a company’s capital structure, with larger investments in more secure positions in an effort to maximize capital preservation. The size of our investments and maturity dates may vary as follows:

•	senior secured term loans from $2 to $20 million maturing in five to seven years;
•	second lien term loans from $5 to $15 million maturing in six to eight years;
•	senior unsecured loans from $5 to $23 million maturing in six to eight years;
•	mezzanine loans from $5 to $15 million maturing in seven to ten years; and
•	equity investments from $1 to $5 million.

Asset Manager Affiliates.  We expect to receive recurring cash distributions and seek to generate capital appreciation from our investment in our Asset Manager Affiliates. We may also seek to monetize our investment the Asset Manager Affiliates if and when business conditions warrant. As a manager of the CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their CLO Funds.

The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund, so long as the Asset Manager Affiliate manages the fund. As a result, the management fees earned by our Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The management fees that our Asset Manager Affiliates receive generally have three contractual components: a senior management fee, a subordinated management fee and the possibility of an incentive management fee if certain conditions are met. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. During 2015, three CLO Funds have achieved the minimum investment return threshold and our Asset Manager Affiliates received incentive fees from those CLO Funds.

Subject to the conditions of the capital markets, we expect to continue to make investments in CLO Funds managed by our Asset Manager Affiliates, which we believe will provide us with a current cash investment return. We believe that these investments will provide our Asset Manager Affiliates with greater opportunities to access new sources of capital, which will ultimately increase our Asset Manager Affiliates’ assets under management and resulting management fee income. See “Item 1A. Risk Factors” for a discussion of the risks relating to our ability to access the capital markets and the impact of certain risk retention rules which require that we or our Asset Manager Affiliates make and maintain certain minimum investments in CLO Funds managed by the Asset Manager Affiliates.

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

Below are summary attributes for our Asset Manager Affiliates, as of and for the year ended December 31, 2015:

•	represented approximately 14% of total investment portfolio;
•	had approximately $2.7 billion par value of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive management fee from a CLO Fund, provided that the CLO Fund achieves a minimum designated return on investment. In 2015, three such funds paid incentive fees to our Asset Manager Affiliates;
•	distributions paid by our Asset Manager Affiliates are an additional source of income to pay our distributions to our stockholders and service our debt obligations; and
•	for the year ended December 31, 2015, we received cash distributions of approximately $9.1 million, of which $5.3 million was recognized as investment income from our Asset Manager Affiliates and the remaining amount as a return of capital.

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

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2015, unless otherwise specified:

•	CLO Fund Securities represented approximately 14% of total investment portfolio at December 31, 2015;
•	98% of CLO Fund Securities represented investments in subordinated securities or equity securities issued by CLO Funds and 2% of CLO Fund Securities was a rated note;

•	all CLO Funds invested primarily in credit instruments issued by corporate borrowers;
•	GAAP-basis investment income of $15.7 million; cash distributions received of approximately $24.9 million (approximately $14.7 million taxable distributable income).

Structure and Process

Structure

We are an internally managed BDC with 24 full-time employees (inclusive of employees of our Asset Manager Affiliates). The following are our key functional teams that execute our business strategy:

•	Our BDC investment team consists of 7 professionals who originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies as well as CLO Funds.
•	Our Asset Manager Affiliates team consists of 8 professionals who structure, purchase and manage portfolios of primarily broadly syndicated corporate senior debt for CLOs.
•	The remainder of the employees include senior management, operations, financial accounting, compliance and human resources.

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

Watch list credits are followed closely and discussed periodically with the Chief Investment Officer, as appropriate.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Our net asset value per share was $5.82 and $6.94 as of December 31, 2015 and December 31, 2014, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2015		December 31, 2014
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Investments in money market accounts(2)	$2,129,381	$0.06	$1,602,741	$0.04
Investments in debt securities	284,639,244	7.67	320,143,170	8.70
Investments in CLO Fund Securities	55,872,382	1.51	77,514,903	2.11
Investments in equity securities	9,548,488	0.26	8,119,681	0.22
Investments in Asset Manager Affiliates	57,381,000	1.55	72,326,000	1.97
Cash	—	—	1,220,798	0.03
Restricted Cash(3)	7,138,272	0.19	19,325,550	0.53
All other assets	8,533,574	0.23	10,193,954	0.28
Total Assets	$425,242,341	$11.47	$510,446,797	$13.88
Convertible Notes	$19,299,000	$0.52	$38,647,000	$1.05
7.375% Notes Due 2019	41,400,000	1.12	41,400,000	1.13
Notes payable – KCAP Senior Funding I, LLC (net of discount)	144,442,405	3.90	143,837,593	3.91
Payable for open trades	—	—	18,293,725	0.50
Other liabilities	4,000,466	0.11	12,951,778	0.35
Total Liabilities	209,141,871	5.65	255,130,096	6.94
NET ASSET VALUE	$216,100,470	$5.82	$255,316,701	$6.94

(1)	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.
(2)	Includes restricted cash held under employee benefit plans.
(3)	Consists of cash held for quarterly interest and principal payments to the holders of notes Issued by KCAP Senior Funding I, LLC.

Valuation

As a BDC, we invest primarily in illiquid securities, including loans to and warrants of private companies and interests in other illiquid securities, such as interests in CLO Fund Securities. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. As a result, our Board of Directors determines in good faith the fair value of our portfolio investments pursuant to a valuation policy developed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. Our Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. The Company uses an independent valuation firm to provide third party valuation consulting services to the Company and the Board of Directors. For additional information concerning valuation, see

“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Valuation of Portfolio Investments”; and Notes 2 and 4 to the financial statements.

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

Employees

As of December 31, 2015, we and our Asset Manager Affiliates had 24 employees, including an experienced team of 15 investment professionals.

REGULATION

The following discussion is a general summary of some of the material prohibitions and restrictions governing BDCs generally. It does not purport to be a complete description of all the laws and regulations affecting BDCs.

A BDC is a unique kind of investment company that primarily focuses on investing in or lending to private or relatively small publicly traded companies and making managerial assistance available to them. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their directors and officers and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. We have implemented certain procedures to ensure that we do not engage in any prohibited transactions with any persons affiliated with us.

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

Indebtedness; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” As of December 31, 2015, our asset coverage ratio was 202%, above the minimum required asset coverage level of 200%.

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (c) any income or gains realized, but not distributed, in the preceding year and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate-level U.S. federal income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). Although we generally endeavor to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, we may incur a U.S. federal excise tax.

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

Although the market is not currently experiencing the same levels of disruption as during 2008 to 2009, recently, the debt markets have been experiencing substantial disruption, which may continue substantially into the future. To the extent that recessionary conditions return, the financial results of middle-market companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

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

Uncertainty about the financial stability of the United States and other countries could have a significant adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business and Structure

We previously identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We previously identified a material weakness in our internal control over financial reporting relating to the review and oversight of tax-related matters and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014.

Although we remediated this material weakness in our internal control over financial reporting, any failure to improve our disclosure controls and procedures or internal control over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors. Any of these results could adversely affect our business and the value of our common stock.

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

Our ability to achieve our investment objective depends on our senior management team’s ability to identify, evaluate and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team may also be called upon to focus their attention on other aspects of our business, including strategic opportunities available to us and/or the Asset Manager Affiliates from time to time. These demands on their time may distract them or slow the rate of investment. To grow, we need to continue to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. However, we cannot provide assurance that any such employees will contribute to the success of our business or that we will implement such systems effectively. Failure to source investments effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We have issued senior securities, and in the future may borrow from, or issue additional senior securities (such as preferred or convertible securities or debt securities) to, banks and other lenders and investors. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. Lenders and holders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distributions to our stockholders and service our debt obligations. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage. There can be no assurance that our leveraging strategy will be successful.

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

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of December 31, 2015, our asset coverage ratio was 202%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in the best interests of KCAP and its stockholders, and our stockholders approve giving us the authority to do so. Although we currently do not have such authorization, we previously sought and received such authorization from our stockholders in the past and may seek such authorization in the future. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders. In addition to issuing securities to raise capital as described above; we may securitize a portion of the loans generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

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

As of December 31, 2015, $183.8 million of the assets that are reflected on our financial statements were held by the Issuer and pledged as collateral under the senior secured notes issued by the Issuer. If the Issuer defaults on its obligations under the senior secured notes, the holders of the senior secured notes may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we and the Issuer may be forced to sell our investments to raise funds to repay the Issuer’s outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we and the Issuer would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2015, our largest investment, our 100% equity interest in our Asset Manager Affiliates, equaled approximately 14.0% of the fair value of our total investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

As of December 31, 2015, we had $55.9 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds managed by our Asset Manager Affiliates and certain other third party asset managers. Subject to market conditions and legal requirements applicable to us under the 1940 Act, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by our Asset Manager Affiliates and/or third party managers. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, the Asset Manager Affiliates may not be able to continue to raise new CLO Funds due to prevailing CLO market conditions, regulatory requirements or other factors.

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

Quarterly Stock Prices for 2015 and 2014

	During the Quarter		At Quarter End
	High	Low	Close	NAV(1)
2015:
Fourth quarter	$5.43	$3.78	$4.07	$5.82
Third quarter	$5.72	$4.40	$4.51	$6.33
Second quarter	$6.40	$5.56	$5.98	$6.96
First quarter	$7.61	$6.54	$6.73	$7.16
2014:
Fourth quarter	$8.59	$6.63	$6.82	$6.94
Third quarter	$8.54	$7.87	$8.31	$7.67
Second quarter	$8.72	$7.84	$8.49	$7.67
First quarter	$8.66	$7.83	$8.66	$7.62

(1)	Net Asset Value (“NAV”) per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

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

Stockholder Distributions

	Distributions	Declaration Date	Record Date		Pay Date
2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016	(1)	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015		10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015		7/27/2015
First quarter	0.21	3/24/2015	4/6/2015		4/27/2015
Total declared for 2015	$0.78
2014:
Fourth quarter	$0.25	12/17/2014	12/29/2014		1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014		10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014		7/25/2014
First quarter	0.25	3/21/2014	4/4/2014		4/25/2014
Total declared for 2014	$1.00

(1)	Since the record date of this distribution is in 2016, it is a 2016 tax event.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2015. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2015)

(1)	Total return includes reinvestment of distributions through December 31, 2015. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

HOLDERS

As of December 31, 2015, there were 48 shareholders of record of our common stock and approximately 16,243 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2015, we issued 175,922 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

DIVIDEND POLICY

We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board of Directors. To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our tax basis ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no corporate tax. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which the required distribution amount exceeds the actual distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information regarding the Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the Amended and Restated Non-Employee Director Plan (the “Non-Employee Director Plan”) as of December 31, 2015:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	50,000	$7.72	891,713	(2)(3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	50,000	7.72	891,713

(1)	The Company’s Equity Incentive Plan and Non-Employee Director Plan.
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

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

KCAP FINANCIAL, INC.
SELECTED FINANCIAL DATA

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$39,811,558	$34,802,690	$33,144,195	$29,821,676	$19,024,979
Fees and other income	366,859	934,871	305,376	304,882	86,057
Dividends from Asset Manager Affiliates	5,348,554	5,467,914	5,735,045	1,214,998	1,060,000
Other Income	—	—	—	—	2,000,000
Total interest and related portfolio income	45,526,971	41,205,475	39,184,616	31,341,556	22,171,036
Expenses:
Interest and amortization of debt issuance costs	11,727,880	11,538,179	10,116,271	6,976,018	4,588,482
Compensation	3,843,799	4,951,745	4,630,481	3,172,814	3,907,900
Other	5,772,502	4,594,983	4,563,749	4,344,611	3,490,939
Total operating expenses	21,344,181	21,084,907	19,310,501	14,493,443	11,987,321
Net Investment Income	24,182,790	20,120,568	19,874,115	16,848,113	10,183,715
Realized and unrealized gains (losses) on investments:
Net realized gains (losses)	(6,647,478)	(11,132,491)	(12,627,314)	(3,232,974)	(18,476,608)
Net change in unrealized gains (losses)	(36,169,870)	6,045,517	9,976,171	12,510,641	15,942,437
Total net gains (losses)	(42,817,348)	(5,086,974)	(2,651,143)	9,277,667	(2,534,171)
Net increase (decrease) in net assets resulting from operations	$(18,634,558)	$15,033,594	$17,222,972	$26,125,779	$7,649,544
Per Share:
Earnings per common share – basic	$(0.50)	$0.44	$0.53	$1.00	$0.33
Earnings per common share – diluted	$(0.50)	$0.43	$0.53	$0.95	$0.33
Net investment income per share – basic	$0.65	$0.59	$0.62	$0.65	$0.45
Net investment income per share – diluted	$0.65	$0.58	$0.62	$0.64	$0.45
Distributions declared per common share	$0.78	$1.00	$1.06	$0.94	$0.69
Taxable Distributable Income per basic share	$0.63	$0.78	$0.70	$0.77	$0.65

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance Sheet Data:
Investment assets at fair value	$409,570,495	$479,706,494	$440,549,994	$312,044,763	$239,791,681
Total assets	$425,242,341	$510,446,797	$459,172,388	$319,260,473	$248,133,661
Total debt outstanding	$205,141,405	$223,884,593	$192,592,373	$101,400,000	$60,000,000
Stockholders’ equity	$216,100,470	$255,316,701	$250,369,693	$207,875,659	$180,525,942
Net asset value per common share	$5.82	$6.94	$7.51	$7.85	$7.85
Common shares outstanding at end of year	37,100,005	36,775,127	33,332,123	26,470,408	22,992,211
Other Data:
Investments funded(1)	130,954,741	235,905,130	243,966,586	123,165,150	85,541,809
Principal collections related to investment repayments or sales(1)	129,793,338	193,554,964	94,197,886	104,556,500	81,681,314
Number of portfolio investments at year end(1)	130	141	126	88	68
Weighted average yield of income producing debt investments(2)	7.4%	7.3%	7.3%	7.5%	8.4%

(1)	Does not include investments in time deposits or money markets.
(2)	Weighted average yield of income producing investments is calculated as the average yield to par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Second, the Company have invested in asset management companies (Katonah Debt Advisors and Trimaran Advisors, collectively the “Asset Manager Affiliates”) that manage CLO Funds.

Third, the Company invests in debt and subordinated securities issued by collateralized loan obligation funds CLOs (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by our Asset Manager Affiliates, but from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments

The Company may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with its debt investments.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.7 billion of par value assets under management as of December 31, 2015. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates).

In addition, our investments in CLO Fund Securities, which are primarily made up of a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset

Manager Affiliates, are anticipated to provide the Company with recurring cash distributions and complement the growth of our Asset Manager Affiliates.

Subject to market conditions, we intend to grow our entire portfolio of investments by raising additional capital, including through the prudent use of leverage available to us. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2012	$111,037,882	83,257,507	8,020,716	77,242,000	279,558,105
2013 Activity:
Purchases/originations/draws	232,226,295	11,957,500	3,813,838	217,212	248,214,845
Pay-downs/pay-offs/sales	(80,089,537)	—	(2,882,106)	(7,014,955)	(89,986,598)
Net accretion (amortization)	238,554	(2,473,528)	—	—	(2,234,974)
Net realized losses	(11,538,868)	—	(551,636)	—	(12,090,504)
Net increase (decrease) in fair value	14,956,101	(13,289,259)	2,605,586	5,703,743	9,976,171
Fair Value at December 31, 2013	266,830,427	79,452,220	11,006,398	76,148,000	433,437,045
2014 Activity:
Purchases/originations/draws	224,513,503	22,421,847	2,216,847	545,979	249,698,176
Pay-downs/pay-offs/sales	(168,429,374)	(10,132,500)	(5,007,311)	(6,432,086)	(190,001,271)
Net accretion (amortization)	410,718	(11,102,015)	—	—	(10,691,297)
Net realized gains (losses)	(8,823,507)	5,575,498	(7,136,408)	—	(10,384,417)
Net increase (decrease) in fair value	5,641,403	(8,700,148)	7,040,155	2,064,107	6,045,517
Fair Value at December 31, 2014	320,143,170	77,514,902	8,119,681	72,326,000	478,103,753
2015 Activity:
Purchases/originations/draws	108,670,472	11,952,000	1,953,299	—	124,023,641
Pay-downs/pay-offs/sales	(135,328,386)	(3,872,700)	(317,340)	(3,701,446)	(143,219,872)
Net accretion (amortization)	1,860,670	(9,507,050)	—	—	(9,094,250)
Net realized gains (losses)	41,580	(6,246,883)	3,015	—	(6,202,288)
Net increase (decrease) in fair value	(10,748,262)	(13,967,887)	(210,167)	(11,243,554)	(36,169,870)
Fair Value at December 31, 2015	$284,639,244	$55,872,382	$9,548,488	$57,381,000	$407,441,114

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

The following table shows the Company’s portfolio by security type at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
Security Type	Amortized Cost	Fair Value	%(1)	Amortized Cost	Fair Value	%(1)
Money Market Accounts(3)	$2,129,381	$2,129,381	1	$1,602,741	$1,602,741	—%
Senior Secured Loan	203,819,074	194,123,223	46	220,965,922	218,329,859	46
Junior Secured Loan	40,221,557	37,591,900	9	38,664,199	38,569,006	8
Senior Unsecured Loan	23,000,000	23,000,000	6	33,066,984	33,066,984	7
First Lien Bond	3,000,000	2,216,700	1	2,962,507	2,580,000	1
Senior Subordinated Bond	4,466,793	4,615,569	1	4,295,544	4,240,301	1
Senior Unsecured Bond	11,879,187	10,551,724	3	11,208,178	11,386,218	2
Senior Secured Bond	1,510,560	1,503,755	—	1,515,584	1,552,500	—
CLO Fund Securities	83,214,947	55,872,382	14	90,889,190	77,514,902	16
Equity Securities	10,467,787	9,548,488	2	8,828,812	8,119,681	2
Preferred Securities	10,411,673	11,036,373	3	10,206,016	10,418,302	2
Asset Manager Affiliates(2)	56,591,230	57,381,000	14	60,292,677	72,326,000	15
Total	$450,712,189	$409,570,495	100%	$484,498,354	$479,706,494	100%

(1)	Represents percentage of of total portfolio at fair value
(2)	Represents the equity investment in the Asset Manager Affiliates.
(3)	Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At December 31, 2015 and December 31, 2014, our investments in income producing loans and debt securities, excluding CLO Fund Securities, had a weighted average interest rate of approximately 7.4% and 7.3%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at December 31, 2015 was spread across 27 different industries and 101 different entities with an average balance per entity of approximately $3.3 million. As of December 31, 2015, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. At December 31, 2015 and December 31, 2014, the total amount of non-qualifying assets was approximately 18% and 21%, respectively. The majority of non-qualifying assets were foreign investments which was approximately 13.5% and 15.6% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 13% and 15% of its total assets on such dates, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

The following tables detail the ten largest portfolio companies (at fair value) as of December 31, 2015:

	December 31, 2015
Investment	Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,591,230	$57,381,000	14%
Trimaran Advisors, L.L.C.	23,000,000	23,000,000	6
Katonah 2007-I CLO Ltd.	24,312,424	20,295,677	5
DBI Holding, LLC	8,585,578	12,975,447	3
Crowley Holdings Preferred, LLC	10,411,673	11,036,373	3
Grupo HIMA San Pablo, Inc.	9,817,315	9,917,500	2
Catamaran CLO 2015-1 Ltd.	11,869,751	8,789,651	2
Tank Partners Holdings, LLC	10,624,515	8,177,538	2
Weiman Products, LLC	6,582,457	6,619,805	2
Nielsen & Bainbrige, LLC	6,803,605	6,510,157	2
Total	$168,598,548	$164,703,148	40%

	December 31, 2014
Investment	Cost	Fair Value	% of FMV
Asset Manager Affiliates	$60,292,677	$72,326,000	15%
Katonah 2007-I CLO Ltd.	23,471,779	25,191,782	5
Trimaran Advisors, L.L.C.	23,000,000	23,000,000	5
Tank Partners Holdings, LLC	11,378,111	10,539,567	2
Crowley Holdings Preferred, LLC	10,206,016	10,418,302	2
Restorix Health, Inc.	10,066,984	10,066,984	2
Grupo HIMA San Pablo, Inc.	9,805,883	10,052,500	2
Catamaran CLO 2014-1 Ltd.	10,473,628	8,867,176	2
Catamaran CLO 2014-2 Ltd.	9,862,799	8,761,500	2
DBI Holding LLC	7,776,255	8,373,483	2
Total	$176,334,132	$187,597,293	39%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 19% and 17% of the total fair value of the Company’s investments at December 31, 2015 and December 31, 2014, respectively.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of December 31, 2015 and December 31, 2014, were as follows:

	December 31, 2015			December 31, 2014(2)
Industry Classification	Cost	Fair Value	%(1)	Cost	Fair Value	%(1)
Aerospace and Defense	$6,910,349	$6,383,724	2%	$10,059,487	$9,533,092	2%
Asset Management Company(2)	56,591,230	57,381,000	14	60,292,677	72,326,000	15
Related Party Loan	23,000,000	23,000,000	6	23,000,000	23,000,000	5
Automotive	9,898,494	9,440,866	2	8,362,956	8,312,548	2
Banking, Finance, Insurance & Real Estate	6,270,984	6,008,587	1	7,660,721	7,639,365	2
Beverage, Food and Tobacco	17,334,746	16,882,750	4	17,974,974	17,883,421	4
Capital Equipment	9,519,342	7,846,767	2	9,486,407	10,351,329	2
Chemicals, Plastics and Rubber	3,494,086	3,359,916	1	6,348,226	6,210,253	1
CLO Fund Securities	83,214,947	55,872,382	14	90,889,190	77,514,902	16
Construction & Building	1,976,345	1,907,614	—	—	—	—
Consumer goods: Durable	13,983,607	12,753,455	3	13,876,482	13,301,207	3
Consumer goods: Non-durable	20,124,355	19,646,576	5	13,535,975	13,314,952	3
Containers, Packaging and Glass	—	—	—	2,992,443	2,946,734	1
Energy: Oil & Gas	14,281,821	10,204,318	2	13,866,208	13,289,753	3
Energy: Electricity	3,465,576	3,465,000	1	—	—	—
Environmental Industries	13,735,492	13,179,657	3	12,942,593	12,911,017	3
Forest Products & Paper	5,888,294	5,883,080	1	5,917,051	5,942,523	1
Healthcare & Pharmaceuticals	58,649,512	55,417,827	14	66,186,412	65,720,782	13
High Tech Industries	11,727,898	11,662,995	3	14,457,495	14,419,110	3
Hotel, Gaming & Leisure	400,000	1,000	—	3,392,481	2,962,315	1
Media: Advertising, Printing & Publishing	11,167,950	10,340,449	3	11,318,815	11,396,027	2
Media: Broadcasting & Subscription	7,428,110	7,406,792	2	14,477,078	14,409,401	3
Metals & Mining	228,563	991	—	228,563	1,000	—
Retail	4,416,709	3,594,599	1	4,234,086	3,773,847	1
Services: Business	18,206,668	21,022,801	5	16,550,255	16,066,421	3
Services: Consumer	6,512,029	6,356,054	2	6,798,372	6,752,521	1
Telecommunications	13,776,871	12,425,489	3	22,030,434	21,865,864	5
Time Deposit and Money Market Accounts(3)	2,129,381	2,129,381	1	1,602,741	1,602,741	—
Transportation: Cargo	18,232,953	18,865,603	5	20,156,700	20,455,941	4
Transportation: Consumer	2,472,795	2,324,381	1	—	—	—
Utilities: Electric	5,673,082	4,806,441	1	5,859,532	5,803,428	1
Total	$450,712,189	$409,570,495	100%	$484,498,354	$479,706,494	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.
(3)	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2015, we had approximately $56 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of December 31, 2015 and December 31, 2014 are as follows:

			December 31, 2015		December 31, 2014
CLO Fund Securities	Investment	%(1)	Cost	Fair Value	Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$2,484,943	$280,164	$2,254,638	$469,132
Katonah III, Ltd.(3)	Preferred Shares	23.1	1,373,132	400,000	1,015,334	400,000
Katonah VII CLO Ltd.(2)	Subordinated Securities	16.4	—	—	3,563,252	1,000
Katonah VIII CLO Ltd.(2)	Subordinated Securities	10.3	—	—	2,755,267	100,000
Katonah IX CLO Ltd.(2)	Preferred Shares	6.9	1,140,057	105,000	1,262,496	594,988
Katonah X CLO Ltd.(2)	Subordinated Securities	33.3	7,637,499	1,000,000	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.(2)	Preferred Shares	100	24,312,424	20,295,677	23,471,779	25,191,782
Trimaran CLO IV, Ltd.(2)	Preferred Shares	19.0	—	—	11,094	900,000
Trimaran CLO V, Ltd.(2)	Subordinated Notes	20.8	—	—	1,292,698	1,657,020
Trimaran CLO VI, Ltd.(2)	Income Notes	16.2	—	—	1,531,142	1,950,000
Trimaran CLO VII, Ltd.(2)	Income Notes	10.5	1,375,013	1,647,272	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.(2)	Subordinated Notes	24.9	6,791,980	3,312,940	7,994,677	5,793,924
Catamaran CLO 2012-1 Ltd.(2)	Class F Notes	42.9	—	—	3,917,442	4,160,000
Catamaran CLO 2013-1 Ltd.(2)	Subordinated Notes	23.5	6,256,090	5,639,106	7,492,702	7,874,910
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,592,303	1,634,647	2,263,321	2,506,075
Catamaran CLO 2014-1 Ltd.(2)	Subordinated Notes	24.9	8,928,790	5,846,325	10,473,628	8,867,176
Catamaran CLO 2014-1 Ltd.(2)	Class E Notes	15.1	1,428,797	1,170,000	1,417,376	1,340,000
Catamaran CLO 2014-2 Ltd.(2)	Subordinated Notes	24.9	8,024,168	5,751,600	9,862,799	8,761,500
Catamaran CLO 2015-1 Ltd.(2)	Subordinated Notes	24.0	11,869,751	8,789,651	—	—
Total			$83,214,947	$55,872,382	$90,889,190	$77,514,902

(1)	Represents percentage of class held.
(2)	A CLO Fund managed by an Asset Manager Affiliate.
(3)	As of December 31, 2015, this CLO Fund Security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of December 31, 2015, our Asset Manager Affiliates had approximately $2.7 billion of par value of assets under management on which they earn management fees, and were valued at approximately $57 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, during 2015, our Asset Manager Affiliates received incentive fees from three funds.

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

Set forth below is a discussion of our results of operations for December 31, 2015, 2014, and 2013.

Revenue

	For the Years Ended December 31,
	2015	2014	2013
Investment Income:
Interest from investments in debt securities	$24,101,257	$21,386,432	$13,967,235
Interest from cash and time deposits	10,239	3,452	20,656
Investment income on CLO Fund Securities managed by affiliates	14,691,428	12,367,581	17,346,770
Investment income on CLO Fund Securities managed by non-affiliates	1,008,634	1,045,225	1,809,534
Dividends from Asset Manager Affiliates	5,348,554	5,467,914	5,735,045
Capital structuring service fees	366,859	934,871	305,376
Total investment income	$45,526,971	$41,205,475	$39,184,616

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

Interest income on investments in CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period. As a RIC, the Company anticipates a timely distribution of its tax-basis taxable income.

For non-junior class CLO Fund securities, such as our investment in the Class E notes of Catamaran 2014-1, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates.  We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the years ended December 31, 2015 and 2014, the Asset Manager Affiliates received incentive fees from three and five funds, respectively.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. During the years ended December 31, 2015 and 2014, three and five CLO Funds have achieved the minimum investment return threshold and are paying the Asset Manager Affiliates incentive fees, respectively. The fair value of our investment in our Asset Manager Affiliates was approximately $57 million at December 31, 2015, with an unrealized loss for the year ending December 31, 2015 of approximately $11 million. For the years ended December 31, 2015, 2014, and 2013, we recognized dividend income of $5.3 million, $5.5 million and $5.7 million, from the Asset Manager Affiliates, respectively, while cash distributions received were approximately $9.1 million, $11.9 million and $12.8 million for those years, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.7 billion and $3.0 billion as of December 31, 2015 and 2014, respectively.

Capital Structuring Service Fees.  We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the years ended December 31, 2015, 2014, and 2013 was approximately $46 million, $41 million, and $39 million, respectively. Of these amounts, approximately $24 million, $21 million and $14 million, respectively, was attributable to interest income on our Debt Securities Portfolio. Increases in interest income from 2013 to 2014 and 2014 to 2015 were due to higher yields and higher average invested assets stemming primarily from capital raising activities.

The weighted average yield on debt securities portfolio was 7.4% and 7.3% as of December 31, 2015 and 2014, respectively.

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

For the years ended December 31, 2015, 2014, and 2013, approximately $15.7 million, $13.4 million and $19.2 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax-basis, the Company recognized $14.7 million, $19.4 million and $22.0 million of taxable distributable income on distributions from our CLO Fund Securities during the years ended December 31, 2015, 2014, and 2013, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Expenses

	For the Years Ended December 31,
	2015	2014	2013
Expenses:
Interest and amortization of debt issuance costs	$11,727,880	$11,538,179	$10,116,271
Compensation	3,843,799	4,951,745	4,630,481
Professional fees	3,520,461	2,614,479	2,191,305
Insurance	433,561	471,276	552,568
Administrative and other	1,818,480	1,509,228	1,819,876
Total expenses	$21,344,181	$21,084,907	$19,310,501

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

Total expenses for the years ended December 31, 2015, 2014, and 2013 were approximately $21 million, $21 million, and $19 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $12 million, $12 million, and $10 million, respectively, on average debt outstanding of $224 million, $197 million, and $151 million, respectively.

For the years ended December 31, 2015, 2014, and 2013, approximately $3.8 million, $5.0 million, and $4.6 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the years ended December 31, 2015, 2014, and 2013, professional fees and insurance expenses totaled approximately $4.0 million, $3.1 million and $2.7 million, respectively. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.8 million, $1.5 million and $1.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the year ended December 31, 2015, net investment income and net realized losses (including realized losses on extinguishment of debt) were approximately $18 million, or $0.47 per basic share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. For the year ended December 31, 2015, GAAP-basis net investment income was approximately $24 million, or $0.65 per basic share, while tax-basis distributable income was approximately $23.3 million or $0.63 per share.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Years Ended December 31,
	2015	2014	2013
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Debt securities	$(10,748,262)	$5,641,403	$14,956,103
Equity securities	(210,167)	7,040,155	2,605,586
CLO Fund Securities managed by affiliates	(12,990,404)	(11,584,257)	(11,195,901)
CLO Fund Securities managed by non-affiliates	(977,483)	2,884,109	(2,093,360)
Asset Manager Affiliates investments	(11,243,554)	2,064,107	5,703,743
Total net unrealized (loss) gain from investment transactions	$(36,169,870)	$6,045,517	$9,976,171

During the year ended December 31, 2015, our total investments had net unrealized depreciation of approximately $36 million. Included in the net unrealized loss in 2015 are unrealized depreciation on CLO Fund Securities of approximately $14 million and unrealized depreciation of the Asset Manager Affiliates of $11 million, as well as unrealized depreciation on our debt securities of $11 million and equity securities of approximately $210,000. During the year ended December 31, 2014, our total investments had net unrealized appreciation of approximately $6 million, including net unrealized losses of approximately $9 million on CLO Fund Securities, offset by net unrealized gains on debt securities of approximately $6 million, net unrealized gains of the Asset Manager Affiliates of approximately $2.1 million, and net unrealized gains on equity securities of $7 million. During the year ended December 31, 2013, our total investments had net unrealized appreciation of $10 million, including approximately $15 million of unrealized gains on debt securities, approximately $2.6 million of unrealized gains on equity securities, and approximately $5.7 million of unrealized gains on the Asset Manager Affiliates investments, offset by net unrealized losses of approximately $13 million related to CLO Fund Securities.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2015 was approximately $19 million, or $0.50 per basic share. Net increase in stockholders’ equity resulting from operations for the year ended December 31, 2014 was approximately $15 million, or $0.44 per basic share, and the net increase in stockholders’ equity resulting from operations for the year ended December 31, 2013 was approximately $17 million, or $0.53 per share.

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

As of December 31, 2015 and December 31, 2014 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2015	December 31, 2014
Cash	$—	$1,220,798
Money Market Accounts	2,129,381	1,602,741
Senior Secured Loan	194,123,223	218,329,860
Junior Secured Loan	37,591,900	38,569,005
Senior Unsecured Loan	23,000,000	33,066,984
First Lien Bond	2,216,700	2,580,000
Senior Subordinated Bond	4,615,569	4,240,301
Senior Unsecured Bond	10,551,724	11,386,218
Senior Secured Bond	1,503,755	1,552,500
CLO Fund Securities	55,872,382	77,514,902
Equity Securities	9,548,488	8,119,681
Preferred	11,036,373	10,418,302
Asset Manager Affiliates	57,381,000	72,326,000
Total	$409,570,495	$480,927,292

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2015, we had approximately $208 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 202%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

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

The Convertible Notes are convertible into shares of the Company’s common stock. As of December 31, 2015, the conversion rate was 135.5441 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.38 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding.

On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. During 2015 the Company repurchased approximately $19.3 million of Convertible Notes at prices ranging between $101.5 to $102.375. KCAP subsequently surrendered these notes to the trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-40-20, Debt with Conversion and Other Options, and realized a loss on the extinguishment of this debt. For the year ended December 31, 2015 total realized losses on extinguishment of debt were approximately $445,000. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt. As of December 31, 2015, there is approximately $19.3 million par value of Convertible Notes outstanding with a maturity date of March 15, 2016.

In early March 2016, the Company had sufficient liquid resources available to satisfy its obligation under the Convertible Notes due March 15, 2016.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At December 31, 2015, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. As of December 31, 2015 and 2014, these junior notes eliminate in consolidation and the remaining notes with a par value of $147.4 million are reflected on our consolidated balance sheet, net of $2.9 million and $3.5 million of unamortized discount, respectively. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. However, we may face difficulty in obtaining a new debt and equity financing as a result of current market conditions. In this regard, because our common stock has traded at a price below our current net asset value per share over the last year or so and we are limited in our ability to sell our common stock at a price below new asset value per share without stockholder approval (which we currently do not have), we have been and may continue to be limited in our ability to raise equity capital. See “Business — Regulation — Common Stock”. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us and/or the Asset Manager Affiliates, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

Stockholder Distributions

We intend to continue to make quarterly distributions to our stockholders. To avoid certain excise taxes imposed on RICs, we generally endeavor to distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary net taxable income for the calendar year;
•	98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and
•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year and on which we do not pay corporate tax.

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

The following table sets forth the quarterly distributions declared by us since 2014.

	Distribution	Declaration Date	Record Date		Pay Date
2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016	(1)	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015		10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015		7/27/2015
First quarter	0.21	3/24/2015	4/6/2015		4/27/2015
Total declared in 2015	$0.78
2014:
Fourth quarter	$0.25	12/17/2014	12/29/2014		1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014		10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014		7/25/2014
First quarter	0.25	3/21/2014	4/4/2014		4/25/2014
Total declared in 2014	$1.00

Since the record date of this distribution is in 2016, it is a 2016 tax event.

The following table depicts the composition of shareholder distributions on a per share basis:

	Year Ended December 31,
	2015(1)	2014(1)
Net investment income	$0.65	$0.59
Tax Accounting Difference on CLO Equity Investments	(0.03)	0.18
Other tax accounting differences	—	0.02
Taxable distributable income	0.63	0.78
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.10	0.19
Available for distribution(2)	0.73	0.97
Distributed	0.63	1.00
Difference	$0.10	$(0.03)

(1)	Table may not foot due to rounding.
(2)	The “Available for distribution” financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings to the Company’s taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the “Available for distribution financial measure to taxable distributable income per share in accordance with GAAP, the $0.10 and $0.19 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings is subtracted from the “Available for distribution” financial measure for the year-ended December 31, 2015 and 2014, respectively. The Company’s management believes that the presentation of the non-GAAP “Available for distribution” financial measure provides useful information to investors.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2015 and December 31, 2014, the Company had $360,000 and $0 outstanding commitments to make such investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$208,049,000	$19,299,000	$—	$41,400,000	$147,350,000

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

Our investments in CLO Fund Securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and the cash outflows for interest expense, debt paydown and other fund costs for the CLO Funds which are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay-down CLO Fund debt, and for which there continue to be net cash distributions to the class of securities we own, or (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested, or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds. We recognize unrealized appreciation or depreciation on our investments in CLO Fund Securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund Securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund Securities. We determine the fair value of our investments in CLO Fund Securities on a security-by-security basis.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2015, there was one issuer (representing less than 1% of our total investments at fair value) was on non-accrual status. As of December 31, 2014, there was one issuers (representing less than 1% of our total investments at fair value) was on non-accrual status.

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

GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

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

Management Compensation

We may, from time to time, issue stock options or restricted stock, under the Equity Incentive Plan, to officers and employees for services rendered to us. We follow Accounting Standards Codification 718, Compensation — Stock Compensation, a method by which the fair value of options or restricted stock is determined and expensed. During the year ended December 31, 2015, the Board of Directors approved a grant of restricted stock to officers and employees comprised of 190,166 shares of restricted stock with an aggregate fair value of approximately $1.2 million on the date of grant.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2015, approximately 97% of our Debt Securities Portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2015, we had $208 million of borrowings outstanding at a current weighted average rate of 4.08%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2015 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$(171,611)	$577,955	$1,327,520
Decrease in interest rate	$458,184	$458,184	$458,184

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $172,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $578,000 and $1.3 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $458,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2015.

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

Conclusion.  Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting since our last Quarterly Report filed on Form 10-Q for the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

We have adopted a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.kcapfinancial.com. We intend to disclose any future amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2016, and is incorporated herein by reference.

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

KCAP Financial, Inc.
Date: March 9, 2016	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 9, 2016
/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 9, 2016
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	March 9, 2016
/s/ John Ward John Ward	Member of the Board of Directors	March 9, 2016
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	March 9, 2016
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	March 9, 2016
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	March 9, 2016
/s/ Dean C. Kehler Dean C. Kehler	Member of the Board of Directors	March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
KCAP Financial, Inc.

We have audited the accompanying consolidated balance sheets of KCAP Financial, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights for each of the two years in the period ended December 31, 2015. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with the custodians and management or agents of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of KCAP Financial, Inc. at December 31, 2015 and 2014, and the consolidated results of their operations, changes in their net assets, and cash flows and the financial highlights for the each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KCAP Financial, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
KCAP Financial, Inc.

We have audited KCAP Financial, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” (the COSO criteria). KCAP Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, KCAP Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 and 2014 consolidated financial statements of KCAP Financial, Inc. and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
KCAP Financial, Inc.

We have audited the consolidated balance sheet of KCAP Financial, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 (not included herein), and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013 and financial highlights for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KCAP Financial, Inc. and subsidiaries as of December 31, 2013, and the results of their operations, changes in their net assets, and their cash flows for the year ended December 31, 2013 and their financial highlights for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2014 (except as to Note 2 in the previously filed 2014 consolidated financial statements, which is not presented herein and to which the date is March 31, 2015)

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2015	As of December 31, 2014
ASSETS
Investments at fair value:
Money market accounts (cost: 2015 – $2,129,381; 2014 – $1,602,741)	$2,129,381	$1,602,741
Debt securities (amortized cost: 2015 – $298,308,845; 2014 – $322,884,934)	284,639,244	320,143,170
CLO Fund Securities managed by affiliates (amortized cost: 2015 – $77,764,568; 2014 – $85,355,897)	53,557,570	74,139,696
CLO Fund Securities managed by non-affiliates (amortized cost: 2015 – $5,450,379; 2014 – $5,533,293)	2,314,812	3,375,206
Equity securities (cost: 2015 – $10,467,786; 2014 – $8,828,812)	9,548,488	8,119,681
Asset Manager Affiliates (cost: 2015 – $56,591,230; 2014 – $60,292,677)	57,381,000	72,326,000
Total Investments at Fair Value (cost: 2015 – $450,712,189; 2014 – $484,498,354)	409,570,495	479,706,494
Cash	—	1,220,798
Restricted cash	7,138,272	19,325,550
Interest receivable	1,812,624	1,748,821
Due from affiliates	2,117,095	3,027,409
Other assets	4,603,855	5,417,725
Total Assets	$425,242,341	$510,446,797
LIABILITIES
Convertible Notes	$19,299,000	$38,647,000
7.375% Notes Due 2019	41,400,000	41,400,000
Notes issued by KCAP Senior Funding I, LLC (net of discount: 2015 – $2,907,595; 2014 – $3,512,407)	144,442,405	143,837,593
Payable for open trades	—	18,293,725
Accounts payable and accrued expenses	2,218,065	2,274,150
Accrued interest payable	1,228,068	1,566,255
Due to affiliates	554,333	31,000
Dividend payable	—	9,080,373
Total Liabilities	209,141,871	255,130,096
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,136,353 issued, and 37,100,005 outstanding at December 31, 2015, and 36,775,127 common shares issued and outstanding at December 31, 2014	371,000	367,751
Capital in excess of par value	361,962,511	362,411,830
Excess distribution of net investment income	(21,638,184)	(25,579,865)
Accumulated net realized losses	(82,054,107)	(75,512,134)
Net unrealized depreciation on investments	(42,540,750)	(6,370,881)
Total Stockholders’ Equity	216,100,470	255,316,701
Total Liabilities and Stockholders’ Equity	$425,242,341	$510,446,797
NET ASSET VALUE PER COMMON SHARE	$5.82	$6.94

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
Investment Income:
Interest from investments in debt securities	$24,101,257	$21,386,432	$13,967,235
Interest from cash and time deposits	10,239	3,452	20,656
Investment income on CLO Fund Securities managed by affiliates	14,691,428	12,367,581	17,346,770
Investment income on CLO Fund Securities managed by non-affiliates	1,008,634	1,045,225	1,809,534
Dividends from Asset Manager Affiliates	5,348,554	5,467,914	5,735,045
Capital structuring service fees	366,859	934,871	305,376
Total investment income	45,526,971	41,205,475	39,184,616
Expenses:
Interest and amortization of debt issuance costs	11,727,880	11,538,179	10,116,271
Compensation	3,843,799	4,951,745	4,630,481
Professional fees	3,520,461	2,614,479	2,191,305
Insurance	433,561	471,276	552,568
Administrative and other	1,818,480	1,509,228	1,819,876
Total expenses	21,344,181	21,084,907	19,310,501
Net Investment Income	24,182,790	20,120,568	19,874,115
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(6,202,289)	(10,384,415)	(12,090,503)
Net change in unrealized (depreciation)/appreciation on:
Debt securities	(10,748,262)	5,641,403	14,956,103
Equity securities	(210,167)	7,040,155	2,605,586
CLO Fund Securities managed by affiliates	(12,990,404)	(11,584,257)	(11,195,901)
CLO Fund Securities managed by non-affiliates	(977,483)	2,884,109	(2,093,360)
Asset Manager Affiliates investments	(11,243,554)	2,064,107	5,703,743
Total net (depreciation)/appreciation from investment transactions	(36,169,870)	6,045,517	9,976,171
Net realized and unrealized loss on investments	(42,372,159)	(4,338,898)	(2,114,332)
Realized losses on extinguishments of debt	(445,189)	(748,076)	(536,811)
Net (Decrease)/Increase In Stockholders’ Equity Resulting From Operations	$(18,634,558)	$15,033,594	$17,222,972
Net (Decrease)/Increase in Stockholders’ Equity Resulting from Operations per Common Share:
Basic:	$(0.50)	$0.44	$0.53
Diluted:	$(0.50)	$0.43	$0.53
Net Investment Income Per Common Share:
Basic:	$0.65	$0.59	$0.62
Diluted:	$0.65	$0.58	$0.62
Weighted Average Shares of Common Stock Outstanding – Basic	36,964,444	34,248,346	32,280,160
Weighted Average Shares of Common Stock Outstanding – Diluted	36,964,444	34,259,977	32,295,005

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2015	2014	2013
Operations:
Net investment income	$24,182,790	$20,120,568	$19,874,115
Net realized losses from investment transactions	(6,202,289)	(10,384,415)	(12,090,503)
Realized losses from extinguishments of debt	(445,189)	(748,076)	(536,811)
Net change in unrealized (depreciation)/appreciation from investments	(36,169,870)	6,045,517	9,976,171
Net (decrease)/increase in stockholders’ equity resulting from operations	(18,634,558)	15,033,594	17,222,972
Stockholder distributions:
Distributions of ordinary income	(22,985,978)	(26,807,154)	(22,479,384)
Return of capital	—	(7,972,633)	(12,681,755)
Net decrease in net assets resulting from stockholder distributions	(22,985,978)	(34,779,787)	(35,161,139)
Capital share transactions:
Issuance of common stock for:
Common stock withheld for payroll taxes upon vesting of restricted stock	(220,301)	—	—
Dividend reinvestment plan	1,051,795	724,935	715,780
Conversion of Convertible Notes	—	—	8,786,000
Issuance of Common Stock	—	23,772,408	50,404,236
Repurchase of Convertible Notes	—	(927,413)	—
Stock based compensation	1,572,811	1,123,271	526,185
Net increase in net assets resulting from capital share transactions	2,404,305	24,693,201	60,432,201
Net assets at beginning of period	255,316,701	250,369,693	207,875,659
Net assets at end of period (including accumulated undistributed net investment income of $0, $0, and $0 in 2015, 2014, and 2013, respectively.	$216,100,470	$255,316,701	$250,369,693
Net asset value per common share	$5.82	$6.94	$7.51
Common shares outstanding at end of period	37,100,005	36,775,127	33,332,123

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net (decrease)/increase in stockholder’s equity resulting from operations	$(18,634,558)	$15,033,594	$17,222,972
Adjustments to reconcile net increase/(decrease) in stockholder’s equity resulting from operations to net cash provided by/(used in) operating activities:
Net realized losses on investment transactions	6,202,289	10,384,415	12,090,503
Net change in unrealized losses/(gains) from investments	36,169,870	(6,045,517)	(9,976,172)
Purchases of investments	(112,647,477)	(249,264,398)	(248,211,755)
Proceeds from sales and redemptions of investments	132,764,940	195,511,479	114,040,876
Net accretion of discount on debt securities	9,094,250	10,691,298	1,611,574
Amortization of original issue discount on indebtedness	604,811	449,568	229,848
Amortization of debt issuance costs	1,181,866	1,109,081	904,027
Realized losses on extinguishments of debt	445,189	748,076	536,811
Payment-in-kind interest income	(1,447,865)	(433,778)	(3,091)
Stock-based compensation expense	1,572,811	1,123,271	526,138
Changes in operating assets and liabilities:
(Decrease)/Increase in payable for open trades	(18,293,725)	14,313,725	3,980,000
(Increase)/Decrease in interest and dividends receivable	(63,803)	283,737	(1,335,210)
(Increase)/Decrease in accounts receivable	(591)	325,259	(914,434)
Decrease in time deposits	—	—	1,942,834
(Increase)/Decrease in other assets	(793,461)	(644,715)	54,561
Decrease/(Increase) in due from affiliates	910,315	(227,409)	—
Increase in due to affiliates	523,333	31,000	—
(Decrease)/Increase in accounts payable and accrued expenses	(394,272)	(56,886)	1,315,858
Net cash provided by/(used in) operating activities	37,193,922	(6,668,200)	(105,984,660)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	23,772,408	50,404,236
Debt issuance costs	(19,136)	(678,201)	(3,878,583)
Issuance of restricted shares	1,812	—	—
Distributions to stockholders	(31,016,373)	(33,307,511)	(33,515,661)
Proceeds from issuance of debt, net of discount	—	41,203,652	101,954,525
Repurchase of Convertible Notes	(19,348,000)	(11,288,413)	(2,206,000)
Common Stock withheld for payroll taxes upon vesting of restricted stock	(220,301)	—	—
Decrease/(Increase) in restricted cash	12,187,278	(15,246,612)	(4,078,939)
Net cash (used in)/provided by financing activities	(38,414,720)	4,455,323	108,679,578
CHANGE IN CASH	(1,220,798)	(2,212,877)	2,694,918
CASH, BEGINNING OF YEAR	1,220,798	3,433,675	738,757
CASH, END OF YEAR	$—	$1,220,798	$3,433,675
Supplemental Information:
Interest paid during the period	$10,279,221	$9,966,425	$8,884,945
Issuance of common stock under the dividend reinvestment plan	$1,051,795	$724,935	$715,768

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2015

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
1A Smart Start LLC(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$3,000,000	$2,971,523	$2,903,100
4L Technologies Inc. (fka Clover Holdings, Inc.)(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,765,000	2,744,921	2,596,059
Advanced Lighting Technologies, Inc.(9), (10) Consumer goods: Durable	First Lien Bond — 10.5% – 06/2019 – 00753CAE2 10.5% Cash, Due 6/19	3,000,000	3,000,000	2,216,700
Advantage Sales & Marketing Inc.(9) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,069	915,700
Alere Inc. (fka IM US Holdings, LLC)(10) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	2,553,466	2,555,910	2,536,179
American Seafoods Group LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,990,000	3,971,219	3,937,332
Anaren, Inc.(9), (10) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,891,210	1,877,288	1,839,202
Aristotle Corporation, The(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,980,000	3,961,696	3,870,152
Asurion, LLC (fka Asurion Corporation)(9), (10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	917,632	918,953	862,290
Asurion, LLC (fka Asurion Corporation)(9), (10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	896,048	891,815	821,676
Avalign Technologies, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	990,643	952,400
Avalign Technologies, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,911,472	2,831,108
Bankruptcy Management Solutions, Inc.(9) Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	682,722	682,722	651,590
BarBri, Inc. (Gemini Holdings, Inc.)(9), (10) Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,731,875	2,723,758	2,542,829
BBB Industries US Holdings, Inc.(9), (10) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,977,500	2,927,766	2,833,985
Bellisio Foods, Inc.(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	1,936,011	1,929,952	1,886,836
Bestop, Inc.(9), (10) Automotive	Senior Secured Loan — Revolving Loan 6.3% Cash, 1.0% Libor Floor, Due 7/20	40,000	34,509	36,984

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Bestop, Inc.(9), (10) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	$1,580,000	$1,557,976	$1,460,868
Carolina Beverage Group LLC(9) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,510,560	1,503,752
CCS Intermediate Holdings, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,962,500	2,950,638	2,549,824
Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,979,950	2,974,534	2,912,901
Charter Communications Operating, LLC (aka CCO Safari LLC)(10) Media: Broadcasting & Subscription	Senior Secured Loan — Term I Loan 3.5% Cash, 0.8% Libor Floor, Due 1/23	1,000,000	1,001,223	1,000,420
Checkout Holding Corp. (fka Catalina Marketing)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	985,000	981,284	792,925
CHS/Community Health Systems, Inc.(10) Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	1,994,987	1,992,571	1,967,915
Consolidated Communications, Inc.(10) Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,962,217	2,971,404	2,947,421
CRGT Inc.(9), (10) High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,912,342	3,861,177	3,750,762
Crowley Holdings Preferred, LLC(9) Transportation: Cargo	Preferred Stock — 12.000% – 12/2049 – Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,411,673	10,411,673	11,036,373
Crowne Group, LLC(9), (10) Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	3,950,000	3,902,980	3,664,810
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(9) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,013,843	2,827,500
CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,970,075	2,942,705	2,877,260
DBI Holding LLC(9) Services: Business	Senior Unsecured Bond — 09/2019 – PIK Note 0.0% Cash, 16.0% PIK, Due 9/19	4,043,719	3,859,845	4,043,722
DBI Holding LLC(9) Services: Business	Senior Subordinated Bond — 09/2019 – Senior Subordinated Note 12.0% Cash, 4.0% PIK, Due 9/19	4,481,135	4,466,793	4,615,571
DJO Finance LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/20	1,500,000	1,490,906	1,464,375
Drew Marine Group Inc.(9) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,495,491	2,495,000
ELO Touch Solutions, Inc.(9), (10) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,552,326	1,507,787	1,546,893
EWT Holdings III Corp. (fka WTG Holdings III Corp.)(9) Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,984,890	3,658,400

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Fender Musical Instruments Corporation(9), (10) Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	$1,434,249	$1,443,868	$1,421,699
FHC Health Systems, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,877,839	3,844,406	3,703,336
First American Payment Systems, L.P.(9) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	2,796,448	2,768,177	2,639,288
Getty Images, Inc.(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,162,867	2,172,647	1,373,421
GI Advo Opco, LLC(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	250,000	247,534	247,500
GI Advo Opco, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	2,750,000	2,722,890	2,722,500
GK Holdings, Inc. (aka Global Knowledge)(9) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,473,884	1,382,550
GK Holdings, Inc. (aka Global Knowledge)(9), (10) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,475,000	2,453,994	2,345,805
Global Tel*Link Corporation(9) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,946,567	2,760,000
Gold Standard Baking, Inc.(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,487,500	2,476,361	2,408,149
Grande Communications Networks LLC(9), (10) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,900,092	3,906,280	3,841,591
Grifols Worldwide Operations Limited(10) Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loan 3.4% Cash, Due 2/21	997,462	995,001	989,732
Grupo HIMA San Pablo, Inc.(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,917,500	2,893,169	2,917,500
Grupo HIMA San Pablo, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,924,146	7,000,000
Gymboree Corporation., The(9), (10) Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,410,511	734,001
Hargray Communications Group, Inc. (HCP Acquisition LLC)(9), (10) Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,895,294	2,878,392	2,893,267
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,281,250	3,259,381	3,271,078
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,425,000	1,420,339	1,421,580
Hoffmaster Group, Inc.(9) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,977,018	1,995,600

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Hoffmaster Group, Inc.(9), (10) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	$3,940,000	$3,911,276	$3,887,480
Hunter Defense Technologies, Inc.(9), (10) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,812,500	2,792,045	2,616,469
Integra Telecom Holdings, Inc.(9), (10) Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,962,386	2,952,620	2,876,477
International Architectural Products, Inc.(7), (9) Metals & Mining	Senior Secured Loan — Term Loan 0.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	247,636	228,563	991
Kellermeyer Bergensons Services, LLC(9), (10) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,980,000	1,963,471	1,856,844
Key Safety Systems, Inc.(9), (10) Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,481,250	1,475,263	1,444,219
Kinetic Concepts, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.5% Cash, 1.0% Libor Floor, Due 5/18	2,962,216	2,957,007	2,864,700
Landslide Holdings, Inc. (Crimson Acquisition Corp.)(9), (10) High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,421,556	3,428,320	3,417,450
MB Aerospace ACP Holdings II Corp.(9), (10) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	1,000,000	990,055	990,000
Medical Specialties Distributors, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,920,000	3,894,315	3,918,040
MGOC, Inc. (fka Media General, Inc.)(10) Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,717,813	2,720,620	2,690,635
Nellson Nutraceutical, LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,374,598	2,356,528	2,295,761
Nellson Nutraceutical, LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,092,907	2,076,283	2,023,422
New Millennium Holdco, Inc. (Millennium Health, LLC)(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	1,016,626	1,016,626	889,548
Nielsen & Bainbrige, LLC(9) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	990,004	982,260	943,870
Nielsen & Bainbrige, LLC(9) Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,091,954	2,065,884	1,956,814
Nielsen & Bainbrige, LLC(9), (10) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,785,896	3,755,461	3,609,473
NM Z Parent Inc. (aka Zep, Inc.)(9), (10) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 5.8% Cash, 1.0% Libor Floor, Due 6/22	3,482,500	3,494,086	3,359,916

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)(9), (10) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	$972,650	$965,333	$893,865
Onex Carestream Finance LP(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,823,329
Onex Carestream Finance LP(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,856,203	1,861,076	1,681,414
Otter Products, LLC (OtterBox Holdings, Inc.)(9), (10) Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,754,168	2,736,134	2,604,892
PGX Holdings, Inc.(9), (10) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/20	3,818,571	3,788,271	3,813,225
Playpower, Inc.(9), (10) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,990,000	1,976,345	1,907,614
PrimeLine Utility Services LLC (fka FR Utility Services LLC)(9), (10) Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,500,000	3,465,576	3,465,000
PSC Industrial Holdings Corp.(9), (10) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	3,004,650	2,978,349	3,000,744
Quad-C JH Holdings Inc. (aka Joerns Healthcare)(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,940,026	3,918,354	3,937,662
Ravn Air Group, Inc.(9), (10) Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,484,375	2,472,795	2,324,381
Roscoe Medical, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,654,533	6,235,020
Rovi Solutions Corporation/Rovi Guides, Inc.(10) High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,962,406	2,930,614	2,947,890
Sandy Creek Energy Associates, L.P.(9), (10) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,708,992	2,699,558	1,907,130
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(9), (10) Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.3% Libor Floor, Due 8/21	2,854,780	2,835,003	2,736,307
Sun Products Corporation, The (fka Huish Detergents Inc.)(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,882,654	3,863,759	3,657,460
Tank Partners Holdings, LLC(9) Energy: Oil & Gas	Senior Secured Loan — Loan 6.6% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	10,759,919	10,624,515	8,177,538
TPF II Power, LLC (TPF II Covert Midco, LLC)(9), (10) Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	2,950,953	2,973,524	2,899,311
Trimaran Advisors, L.L.C.(9) Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000
TRSO I, Inc.(9) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	992,101	950,300

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
TWCC Holding Corp.(9), (10) Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 5.8% Cash, 0.8% Libor Floor, Due 2/20	$822,470	$827,875	$822,470
U.S. Shipping Corp (fka U.S. Shipping Partners LP)(9), (10) Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,411,023	1,409,966	1,405,802
USJ-IMECO Holding Company, LLC(9), (10) Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,930,000	3,915,823	3,928,428
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)(10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	1,688,507	1,692,039	1,685,333
Verdesian Life Sciences, LLC(9), (10) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,981,279	3,937,250	3,784,206
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)(9), (10) Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,989,755	3,006,198	2,860,598
Weiman Products, LLC(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	1,106,050	1,099,501	1,105,829
Weiman Products, LLC(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	5,515,079	5,482,956	5,513,976
WireCo WorldGroup Inc.(9) Capital Equipment	Senior Unsecured Bond — 9.000% – 05/2017 9.0% Cash, Due 5/17	5,000,000	4,975,822	4,067,500
WireCo WorldGroup Inc.(9), (10) Capital Equipment	Senior Unsecured Bond — 9.000% – 05/2017 9.0% Cash, Due 5/17	3,000,000	3,043,520	2,440,500
Total Investment in Debt Securities (132% of net asset value at fair value)		$299,940,657	$298,308,845	$284,639,244

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	937,053
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (9) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	568,544
DBI Holding LLC(5), (9) Services: Business	Class A Warrants	3.2%	258,940	4,316,159
eInstruction Acquisition, LLC(5), (9) Services: Business	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	1,338,767
Perseus Holding Corp.(5), (9) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Roscoe Investors, LLC(5), (9) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	863,000
Tank Partners Holdings, LLC(5), (9), (12) Energy: Oil & Gas	Unit	5.8%	980,000	1,000
Tank Partners Holdings, LLC(5), (9) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000
TRSO II, Inc.(5), (9) Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,074,480
New Millennium Holdco, Inc. (Millennium Health, LLC)(5), (9) Healthcare & Pharmaceuticals	Common	0.2%	$1,953,299	$445,485
Total Investment in Equity Securities (4% of net asset value at fair value)			$10,467,786	$9,548,488

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment(13)	Percentage Ownership	Amortized Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities, effective interest 9.6%, 1/21 maturity	22.2%	$2,484,943	$280,164
Katonah III, Ltd.(3)	Preferred Shares, effective interest N/M, 5/15 maturity	23.1%	1,373,132	400,000
Katonah IX CLO Ltd(3), (6), (14)	Preferred Shares, effective interest 2.2%, 1/19 maturity	6.9%	1,140,057	105,000
Katonah X CLO Ltd(3), (6), (14)	Subordinated Securities, effective interest 12.8%, 4/20 maturity	33.3%	7,637,499	1,000,000
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares, effective interest 27.0%, 4/22 maturity	100%	24,312,424	20,295,677
Trimaran CLO VII, Ltd.(3), (6)	Income Notes, effective interest 50.8%, 6/21 maturity	10.5%	1,375,013	1,647,272
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes, effective interest 2.8%, 12/23 maturity	24.9%	6,791,980	3,312,940
Catamaran CLO 2013-1 Ltd.(3), (6)	Subordinated Notes, effective interest 12.9%, 1/25 maturity	23.5%	6,256,090	5,639,106
Catamaran CLO 2014-1 Ltd.(3), (6)	Subordinated Notes, effective interest 8.4%, 4/26 maturity	24.9%	8,928,790	5,846,325
Dryden 30 Senior Loan Fund(3)	Subordinated Notes, effective interest 29.4%, 11/25 maturity	7.5%	1,592,303	1,634,647
Catamaran CLO 2014-2 Ltd.(3), (6)	Subordinated Notes, effective interest 8.8%, 10/26 maturity	24.9%	8,024,168	5,751,600
Catamaran CLO 2015-1 Ltd.(3), (6)	Subordinated Notes, effective interest 10.1%, 4/27 maturity	24.0%	11,869,751	8,789,651
Total Investment in CLO Subordinated Securities			81,786,150	54,702,382

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value(2)
Catamaran CLO 2014-1 Ltd.(3), (6)	Float – 04/2026 – E – 14889FAC7, Par Value of 1525000 6.1% Cash, 4/26 maturity	15%	1,428,797	1,170,000
Total Investment in CLO Rated-Note			1,428,797	1,170,000
Total Investment in CLO Fund Securities (26% of net asset value at fair value)			83,214,947	55,872,382

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value(2)
Asset Manager Affiliates(9), (11)	Asset Management Company	1%	56,591,230	57,381,000
Total Investment in Asset Manager Affiliates (27% of net asset value at fair value)			56,591,230	57,381,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Amortized Cost	Fair Value(2)
JP Morgan Business Money Market Account(8), (9)	Money Market Account	0.1%	$249,247	$249,247
US Bank Money Market Account(9)	Money Market Account	0.02%	1,880,134	1,880,134
Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			2,129,381	2,129,381
Total Investments(4) (190% of net asset value at fair value)			$450,712,189	$409,570,495

(1)	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2015. As noted in the table above, 77% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.
(2)	Reflects the fair market value of all investments as of December 31, 2015, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $471 million. The aggregate gross unrealized appreciation is approximately $7.0 million, the aggregate gross unrealized depreciation is approximately $68.2 million, and the net unrealized depreciation is approximately $61.2 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(7)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Money market account holding restricted cash and security deposits for employee benefit plans.
(9)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(10)	As of December 31, 2015, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.
(11)	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(12)	Non-voting.
(13)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(14)	Notice of redemption has been received for this transaction.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2014

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
4L Technologies Inc. (fka Clover Holdings, Inc.) Consumer goods: Non-durable(9), (11)	Senior Secured Loan — Term Loan 5.5% Cash, Due 5/20	$2,793,000	$2,768,057	$2,723,175
Advanced Lighting Technologies, Inc. Consumer goods: Durable(9), (11)	First Lien Bond — 10.5% Cash, Due 6/19	3,000,000	2,962,507	2,580,000
Advantage Sales & Marketing Inc. Services: Business(9)	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, Due 7/22	1,000,000	1,002,384	992,000
Alaska Communications Systems Holdings, Inc. Telecommunications(9), (11)	Senior Secured Loan — Term Loan 6.3% Cash, Due 10/16	5,200,227	5,193,935	5,200,227
Alere Inc. (fka IM US Holdings, LLC) Healthcare & Pharmaceuticals(11)	Senior Secured Loan — B Term Loan 4.3% Cash, Due 6/17	2,992,277	2,988,629	2,972,947
AmSurg Corp. Healthcare & Pharmaceuticals(11)	Senior Secured Loan — Initial Term Loan 3.8% Cash, Due 7/21	2,992,481	2,992,481	2,975,020
Anaren, Inc. Aerospace and Defense(9), (11)	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, Due 2/21	1,980,000	1,962,587	1,955,250
Asurion, LLC (fka Asurion Corporation) Banking, Finance, Insurance & Real Estate(9), (11)	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, Due 5/19	1,917,430	1,932,331	1,896,549
AZ Chem US Inc. Chemicals, Plastics and Rubber(9), (11)	Senior Secured Loan — Initial Term Loan (First Lien) 4.5% Cash, Due 6/21	467,123	464,966	457,977
Bankruptcy Management Solutions, Inc. Services: Business(9)	Senior Secured Loan — Term B Loan 7.0% Cash, Due 6/18	700,227	700,227	624,463
BarBri, Inc. (Gemini Holdings, Inc.) Services: Consumer(9), (11)	Senior Secured Loan — Term Loan 4.5% Cash, Due 7/19	2,872,500	2,861,557	2,835,158
BBB Industries US Holdings, Inc. Automotive(9), (11)	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, Due 11/21	3,000,000	2,941,316	2,985,000
Bellisio Foods, Inc. Beverage, Food and Tobacco(9), (11)	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, Due 8/19	2,239,551	2,230,586	2,235,071
Blue Coat Systems, Inc. High Tech Industries(9), (11)	Senior Secured Loan — New Term Loan 4.0% Cash, Due 5/19	467,636	468,971	456,530
Carolina Beverage Group LLC Beverage, Food and Tobacco(9)	Senior Secured Bond — 10.6% Cash, Due 8/18	1,500,000	1,515,584	1,552,500
CCS Intermediate Holdings, LLC Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, Due 7/21	2,992,500	2,978,364	2,940,131
Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.) Media: Advertising, Printing & Publishing(9), (11)	Senior Secured Loan — Term Loan 7.0% Cash, Due 3/20	2,987,475	2,980,768	2,963,829
Charter Communications Operating, LLC (aka CCO Safari LLC) Media: Broadcasting & Subscription(11)	Senior Secured Loan — Term G Loan 4.3% Cash, Due 9/21	3,000,000	3,022,408	3,022,980
Checkout Holding Corp. Media: Advertising, Printing & Publishing(9), (11)	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, Due 4/21	995,000	990,534	951,474
Consolidated Communications, Inc. Telecommunications(11)	Senior Secured Loan — Initial Term Loan 4.3% Cash, Due 12/20	2,992,443	3,003,588	2,976,538

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
CRGT Inc. High Tech Industries(9), (11)	Senior Secured Loan — Term Loan 7.5% Cash, Due 12/20	$3,000,000	$2,940,000	$2,955,000
Crowley Holdings Preferred, LLC Transportation: Cargo(9)	Preferred Stock — 10.0% Cash, 2.0% PIK, Due 12/49	10,206,016	10,206,016	10,418,302
Crowne Group, LLC Automotive(9), (11)	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, Due 9/20	3,990,000	3,932,506	3,838,779
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco(9)	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, Due 7/21	3,000,000	3,016,357	2,910,000
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco(9), (11)	Senior Secured Loan — Term Loan (First Lien) 5.0% Cash, Due 7/20	2,623,371	2,622,454	2,570,903
CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Initial Term Loan 6.0% Cash, Due 12/21	3,000,000	2,970,271	2,988,750
DBI Holding LLC Services: Business(9)	Senior Unsecured Bond — .0% Cash, 13.0% PIK, Due 9/19	3,457,795	3,221,771	3,386,218
DBI Holding LLC Services: Business(9)	Senior Subordinated Bond — 12.0% Cash, 1.0% PIK, Due 9/19	4,314,949	4,295,544	4,240,301
DJO Finance LLC (ReAble Therapeutics Fin LLC) Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — New Tranche B Term Loan 4.3% Cash, Due 9/17	2,063,574	2,063,574	2,022,303
Drew Marine Group Inc. Transportation: Cargo(9)	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, Due 5/21	2,500,000	2,494,654	2,523,250
ELO Touch Solutions, Inc. High Tech Industries(9), (11)	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, Due 6/18	1,726,036	1,677,698	1,642,496
EWT Holdings III Corp. (fka WTG Holdings III Corp.) Environmental Industries(9)	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, Due 1/22	4,000,000	3,982,390	4,033,200
Fender Musical Instruments Corporation Consumer goods: Durable(9), (11)	Senior Secured Loan — Initial Loan 5.8% Cash, Due 4/19	2,002,536	2,012,321	1,982,110
FHC Health Systems, Inc. Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Initial Term Loan 5.0% Cash, Due 12/21	3,407,143	3,373,191	3,381,589
First American Payment Systems, L.P. Banking, Finance, Insurance & Real Estate(9)	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, Due 4/19	2,796,448	2,759,556	2,782,466
First Data Corporation Banking, Finance, Insurance & Real Estate(9), (11)	Senior Secured Loan — 2018 New Dollar Term Loan 3.7% Cash, Due 3/18	1,000,000	968,906	982,190
Getty Images, Inc. Media: Advertising, Printing & Publishing(9), (11)	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 10/19	2,185,164	2,187,551	2,012,165
Global Tel*Link Corporation Telecommunications(9)	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, Due 11/20	4,000,000	3,935,659	3,889,200
Grande Communications Networks LLC Telecommunications(9), (11)	Senior Secured Loan — Initial Term Loan 4.5% Cash, Due 5/20	3,940,040	3,944,690	3,938,464
Grifols Worldwide Operations Limited Healthcare & Pharmaceuticals(11)	Senior Secured Loan — U.S. Tranche B Term Loam 3.2% Cash, Due 2/21	2,992,462	2,970,236	2,956,298
Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals(9)	Senior Secured Loan — Term B Loan (First Lien) 8.5% PIK, Due 1/18	2,947,500	2,911,129	2,947,500
Grupo HIMA San Pablo, Inc. Healthcare & Pharmaceuticals(9)	Junior Secured Loan — Term Loan (Second Lien) 13.8% PIK, Due 7/18	7,000,000	6,894,754	7,105,000
Gymboree Corporation., The Retail(9), (11)	Senior Secured Loan — Term Loan 5.0% Cash, Due 2/18	1,421,105	1,390,786	935,563

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Hargray Communications Group, Inc. (HCP Acquisition LLC) Media: Broadcasting & Subscription(9), (11)	Senior Secured Loan — Initial Term Loan 5.3% Cash, Due 6/19	$2,930,662	$2,908,645	$2,928,611
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Media: Advertising, Printing & Publishing(9), (11)	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, Due 5/18	3,368,750	3,343,813	3,385,594
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Media: Advertising, Printing & Publishing(9), (11)	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, Due 8/19	1,462,500	1,456,384	1,458,661
Hoffmaster Group, Inc. Forest Products & Paper(9)	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, Due 5/21	2,000,000	1,972,727	1,999,000
Hoffmaster Group, Inc. Forest Products & Paper(9), (11)	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, Due 5/20	3,980,000	3,944,324	3,943,523
Hunter Defense Technologies, Inc. Aerospace and Defense(9), (11)	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash,, Due 8/19	2,962,500	2,934,961	2,988,866
Integra Telecom Holdings, Inc. Telecommunications(9), (11)	Senior Secured Loan — Term B Loan 5.3% Cash, Due 2/19	2,992,386	2,981,164	2,919,461
International Architectural Products, Inc. Metals & Mining(7), (9)	Senior Secured Loan — Term Loan .0% Cash, Due 5/15	247,636	228,563	1,000
Kellermeyer Bergensons Services, LLC Services: Business(9)	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, Due 10/21	2,000,000	1,980,432	1,990,000
Key Safety Systems, Inc. Automotive(9), (11)	Senior Secured Loan — Initial Term Loan 4.8% Cash, Due 8/21	1,496,250	1,489,134	1,488,769
Kinetic Concepts, Inc. Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Dollar Term E-1 Loan 4.0% Cash, Due 5/18	2,992,443	2,984,962	2,956,279
Landslide Holdings, Inc. (Crimson Acquisition Corp.) High Tech Industries(9), (11)	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, Due 2/20	3,456,381	3,464,859	3,451,197
MB Aerospace ACP Holdings III Corp. Aerospace and Defense(9), (11)	Senior Secured Loan — Dollar Term Loan 5.0% Cash, Due 5/19	3,940,000	3,910,979	3,939,212
Media General, Inc. Media: Broadcasting & Subscription(11)	Senior Secured Loan — Term B Loan 4.3% Cash, Due 7/20	3,000,000	3,003,750	2,972,805
Medical Specialties Distributors, LLC Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Term Loan 6.5% Cash, Due 12/19	3,960,000	3,927,435	3,804,372
Millennium Health, LLC (fka Millennium Laboratories, LLC) Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Tranche B Term Loan 5.3% Cash, Due 4/21	2,992,481	2,992,481	2,985,000
Nielsen & Bainbrige, LLC Consumer goods: Durable(9)	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, Due 8/20	1,000,000	990,487	963,200
Nielsen & Bainbrige, LLC Consumer goods: Durable(9)	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, Due 8/21	2,000,000	1,971,249	1,920,000
Nielsen & Bainbrige, LLC Consumer goods: Durable(9), (11)	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, Due 8/20	3,000,000	2,971,460	2,889,600

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Novetta, LLC Services: Business(9)	Senior Secured Loan — Initial Term Loan 6.0% Cash, Due 10/20	$2,743,125	$2,716,093	$2,743,125
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC) Services: Business(9), (11)	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, Due 7/20	990,019	980,923	950,418
Onex Carestream Finance LP Healthcare & Pharmaceuticals(9)	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash,, Due 12/19	2,000,000	2,000,000	1,992,920
Onex Carestream Finance LP Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, Due 6/19	1,973,333	1,980,022	1,969,219
Orbitz Worldwide, Inc. Hotel, Gaming & Leisure(11)	Senior Secured Loan — Tranche C Term Loan 4.5% Cash, Due 4/21	2,992,481	2,992,481	2,961,315
Otter Products, LLC (OtterBox Holdings, Inc.) Consumer goods: Durable(9), (11)	Senior Secured Loan — Term B Loan 5.8% Cash,, Due 6/20	2,992,481	2,968,458	2,966,297
Ozburn-Hessey Holding Company LLC Transportation: Cargo(9), (11)	Senior Secured Loan — Term Loan 6.8% Cash,, Due 5/19	3,512,426	3,503,687	3,544,389
PGX Holdings, Inc. Services: Consumer(9), (11)	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash,, Due 9/20	3,975,000	3,936,815	3,917,363
Post Holdings, Inc. Beverage, Food and Tobacco(11)	Senior Secured Loan — Series A Incremental Term Loan 3.8% Cash,, Due 6/21	2,992,481	2,985,129	2,983,130
PQ Corporation Chemicals, Plastics and Rubber(9), (11)	Senior Secured Loan — 2014 Term Loan 4.0% Cash,, Due 8/17	2,992,366	2,992,366	2,943,740
PSC Industrial Holdings Corp. Environmental Industries(9), (11)	Senior Secured Loan — Term Loan (First Lien) 7.0% Cash,, Due 12/20	2,000,000	1,980,119	1,980,000
Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV) Media: Broadcasting & Subscription(9)	Senior Secured Loan — Initial Term Loan 5.5% Cash,, Due 7/18	909,069	910,287	909,069
Puerto Rico Cable Acquisition Company Inc. (D/B/A Choice TV) Media: Broadcasting & Subscription(9), (11)	Senior Secured Loan — Initial Term Loan 5.5% Cash,, Due 7/18	2,727,206	2,717,359	2,727,206
QoL Meds, LLC Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Term Loan 5.5% Cash,, Due 7/20	498,750	496,449	480,296
Quad-C JH Holdings Inc. (aka Joerns Healthcare) Healthcare & Pharmaceuticals(9), (11)	Senior Secured Loan — Term Loan A 6.0% Cash,, Due 5/20	3,980,000	3,953,083	3,786,174
Restorix Health, Inc. Healthcare & Pharmaceuticals(9)	Senior Unsecured Loan — Delayed Draw 10.0% Cash, 1.5% PIK, Due 6/18	2,003,587	2,003,587	2,003,587
Restorix Health, Inc. Healthcare & Pharmaceuticals(9)	Senior Unsecured Loan — Subordinated Term Loan 10.0% Cash, 1.5% PIK, Due 6/18	8,063,397	8,063,397	8,063,397
Reynolds Group Holdings Inc. Containers, Packaging and Glass(9), (11)	Senior Secured Loan — Incremental U.S. Term Loan 4.0% Cash,, Due 12/18	2,992,443	2,992,443	2,946,734
Roscoe Medical, Inc. Healthcare & Pharmaceuticals(9)	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash,, Due 9/19	6,700,000	6,642,367	6,499,000
Rovi Solutions Corporation/Rovi Guides, Inc. High Tech Industries(11)	Senior Secured Loan — Term B Loan 3.8% Cash,, Due 7/21	2,992,481	2,954,531	2,936,387
Safenet, Inc. High Tech Industries(9), (11)	Senior Secured Loan — Initial Term Loan (First Lien) 6.8% Cash,, Due 3/20	2,977,500	2,951,435	2,977,500
Sandy Creek Energy Associates, L.P. Utilities: Electric(9), (11)	Senior Secured Loan — Term Loan 5.0% Cash,, Due 11/20	2,844,544	2,832,599	2,794,053

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
SGF Produce Holding Corp. (Frozsun, Inc.) Beverage, Food and Tobacco(9)	Senior Secured Loan — Term Loan 5.5% Cash,, Due 3/19	$2,191,289	$2,175,642	$2,191,289
SGF Produce Holding Corp. (Frozsun, Inc.) Beverage, Food and Tobacco(9), (11)	Senior Secured Loan — Term Loan 5.5% Cash,, Due 3/19	3,440,528	3,429,224	3,440,528
Stafford Logistics, Inc. (dba Custom Ecology, Inc.) Environmental Industries(9), (11)	Senior Secured Loan — Term Loan 6.8% Cash,, Due 6/19	2,861,935	2,840,504	2,858,501
Sun Products Corporation, The (fka Huish Detergents Inc.) Consumer goods: Non-durable(9), (11)	Senior Secured Loan — Tranche B Term Loan 5.5% Cash,, Due 3/20	3,910,711	3,887,178	3,656,515
Tank Partners Holdings, LLC Energy: Oil & Gas(9)	Senior Secured Loan — Loan 9.8% Cash, 3.5% PIK, Due 8/19	10,385,331	10,212,907	9,866,065
TPF II Power, LLC (TPF II Covert Midco, LLC) Utilities: Electric(9), (11)	Senior Secured Loan — Term Loan 5.5% Cash,, Due 10/21	3,000,000	3,026,933	3,009,375
Trimaran Advisors, L.L.C.(12) Portfolio Company Loan(9), (12)	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash,, Due 11/17	23,000,000	23,000,000	23,000,000
TRSO I, Inc. Energy: Oil & Gas(9)	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash,, Due 12/17	1,000,000	988,097	961,300
TWCC Holding Corp. Media: Broadcasting & Subscription(9)	Junior Secured Loan — Term Loan (Second Lien) 7.0% Cash,, Due 6/20	1,000,000	1,004,005	961,670
TWCC Holding Corp. Media: Broadcasting & Subscription(9), (11)	Senior Secured Loan — Term Loan 3.5% Cash,, Due 2/17	906,653	910,624	887,060
Univar Inc. Chemicals, Plastics and Rubber(9), (11)	Senior Secured Loan — Term B Loan 5.0% Cash,, Due 6/17	2,894,577	2,890,893	2,808,536
USJ-IMECO Holding Company, LLC Transportation: Cargo(9), (11)	Senior Secured Loan — Term Loan 7.0% Cash,, Due 4/20	3,970,000	3,952,343	3,970,000
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC) Banking, Finance, Insurance & Real Estate(11)	Senior Secured Loan — Term B Loan 3.8% Cash,, Due 6/21	1,994,987	1,999,927	1,978,160
Verdesian Life Sciences, LLC Environmental Industries(9)	Senior Secured Loan — Initial Term Loan 6.0% Cash,, Due 7/20	975,012	961,553	938,547
Verdesian Life Sciences, LLC Environmental Industries(9), (11)	Senior Secured Loan — Initial Term Loan 6.0% Cash,, Due 7/20	3,221,243	3,178,026	3,100,769
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.) Retail(9), (11)	Senior Secured Loan — Term Loan 5.3% Cash,, Due 9/21	2,866,953	2,843,300	2,838,284
Weiman Products, LLC Consumer goods: Non-durable(9)	Senior Secured Loan — Term Loan 6.3% Cash,, Due 11/18	2,972,255	2,948,574	2,972,255
Weiman Products, LLC Consumer goods: Non-durable(9), (11)	Senior Secured Loan — Term Loan 6.3% Cash,, Due 11/18	3,963,007	3,932,167	3,963,007
WideOpenWest Finance, LLC Telecommunications(9)	Senior Secured Loan — Term B Loan 4.8% Cash,, Due 4/19	2,954,887	2,971,397	2,941,974
WireCo WorldGroup Inc. Capital Equipment(9)	Senior Unsecured Bond — 9.0% Cash,, Due 5/17	5,000,000	4,991,504	5,000,000
WireCo WorldGroup Inc. Capital Equipment(9), (11)	Senior Unsecured Bond — 9.0% Cash,, Due 5/17	3,000,000	2,994,903	3,000,000
Total Investment in Debt Securities (125% of net asset value at fair value)		$324,808,055	$322,884,934	$320,143,170

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	648,764
Bankruptcy Management Solutions, Inc.(5), (9) Services: Business	Class A Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Services: Business	Class B Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Services: Business	Class C Warrants	1.7%	—	—
Bankruptcy Management Solutions, Inc.(5), (9) Services: Business	Common Stock 2013	0.8%	314,325	391,932
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (9) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	624,304
DBI Holding LLC(5), (9) Services: Business	Class A Warrants	3.2%	258,940	746,964
eInstruction Acquisition, LLC(5), (9) Services: Business	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	2,351,329
Perseus Holding Corp.(5), (9) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Roscoe Investors, LLC(5), (9) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	891,000
Tank Partners Holdings, LLC(5), (9) Energy: Oil & Gas	Unit	5.8%	980,000	573,750
Tank Partners Holdings, LLC(5), (9) Energy: Oil & Gas	Warrants	1.3%	185,204	99,752
TRSO II, Inc.(5), (9) Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,788,886
Total Investment in Equity Securities (3% of net asset value at fair value)			$8,828,812	$8,119,681

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities	22.2%	$2,254,638	$469,131
Katonah III, Ltd.(3), (10)	Preferred Shares	23.1%	1,015,334	400,000
Katonah VII CLO Ltd.(3), (6)	Subordinated Securities	16.4%	3,563,252	1,000
Katonah VIII CLO Ltd(3), (6)	Subordinated Securities	10.3%	2,755,267	100,000
Katonah IX CLO Ltd(3), (6)	Preferred Shares	6.9%	1,262,496	594,989
Katonah X CLO Ltd(3), (6)	Subordinated Securities	33.3%	8,910,471	4,863,001
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares	100.0%	23,471,779	25,191,782
Trimaran CLO IV, Ltd.(3), (6)	Preferred Shares	19.0%	11,094	900,000
Trimaran CLO V, Ltd.(3), (6)	Subordinate Notes	20.8%	1,292,698	1,657,020
Trimaran CLO VI, Ltd.(3), (6)	Income Notes	16.0%	1,531,142	1,950,000
Trimaran CLO VII, Ltd.(3), (6)	Income Notes	10.5%	1,399,074	2,084,394
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes	24.9%	7,994,677	5,793,924
Catamaran CLO 2013-1 Ltd.(3), (6)	Subordinated Notes	23.5%	7,492,702	7,874,910
Catamaran CLO 2014-1 Ltd.(3), (6)	Subordinated Notes	24.9%	10,473,628	8,867,176
Dryden 30 Senior Loan Fund(3)	Subordinated Notes	7.5%	2,263,321	2,506,075
Catamaran CLO 2014-2 Ltd.(3), (6)	Subordinated Notes	24.9%	9,862,799	8,761,500
Total Investment in CLO Subordinated Securities, Preferred Shares and Income Notes			85,554,372	72,014,902

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Interest	Amortized Cost	Fair Value(2)
Catamaran CLO 2012-1 Ltd.	Float – 12/2023 – F – 14889CAE0 Par Value of $4,500,000 42.9%, Due 12/23	42.9%	3,917,442	4,160,000
Catamaran CLO 2014-1 Ltd.	Float – 04/2026 – E – 14889FAC7 Par Value of $1,525,000 15.1%, Due 4/26	15.1%	1,417,376	1,340,000
Total Investment in CLO Rated-Note			5,334,818	5,500,000
Total Investment in CLO Fund Securities (30% of net asset value at fair value)			90,889,190	77,514,902

See accompanying notes to financial statements.

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Interest	Cost	Fair Value(2)
Asset Manager Affiliates	Asset Management Company	100.0%	$60,292,677	$72,326,000
Total Investment in Asset Manager Affiliates (28% of net asset value at fair value)			60,292,677	72,326,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Amortized Cost	Fair Value(2)
JP Morgan Business Money Market Account	Money Market Account	0.10%	249,105	249,105
US Bank Money Market Account	Money Market Account	0.02%	1,353,636	1,353,636
Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			1,602,741	1,602,741
Total Investments(4) (188% of net asset value at fair value)			$484,498,354	$479,706,494

(1)	A majority of the variable rate loans to the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2014. As noted in the table above, 75% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.00%.
(2)	Reflects the fair market value of all investments as of December 31, 2014, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $502 million. The aggregate gross unrealized appreciation is approximately $15.7 million, the aggregate gross unrealized depreciation is approximately $37.7 million, and the net unrealized depreciation is approximately $22 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(7)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Money market account holding restricted cash and security deposits for employee benefit plans.
(9)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(10)	As of December 31, 2014, this CLO Fund Security was not providing a dividend distribution.
(11)	As of December 31, 2014, investment was owned by KCAP Senior Funding I, LLC and has been pledged to secure KCAP Senior Funding I, LLC’s obligation.
(12)	Affiliated portfolio company.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS
($ per share)

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Per Share Data:
Net asset value, at beginning of period	$6.94	$7.51	$7.85	$7.85	$8.21
Net investment income(1)	0.65	0.59	0.62	0.65	0.45
Net realized losses from investment transactions(1)	(0.17)	(0.30)	(0.37)	(0.12)	(0.81)
Realized losses from extinguishments of debt(1)	(0.01)	(0.02)	(0.02)	—	—
Net change in unrealized (depreciation)/appreciation of investments(1)	(0.97)	0.17	0.31	0.39	0.62
Net (decrease)/increase in net assets resulting from operations	(0.50)	0.44	0.54	0.92	0.26
Net decrease in net assets resulting from distributions:
Distribution of ordinary income	(0.63)	(0.78)	(0.62)	(0.65)	(0.45)
Return of capital	—	(0.22)	(0.43)	(0.29)	(0.24)
Net decrease in net assets resulting from stockholder distributions	(0.63)	(1.00)	(1.05)	(0.94)	(0.69)
Net increase/(decrease) in net assets resulting from capital share transactions
Offering of common stock	—	0.02	0.14	—	—
Issuance of common stock under dividend reinvestment plan	—	—	0.02	0.02	0.04
Stock based compensation	0.01	(0.03)	0.01	—	0.03
Net increase (decrease) in net assets relating to capital share transactions	—	(0.01)	0.17	0.02	0.07
Net asset value, end of period	$5.82	$6.94	$7.51	$7.85	$7.85
Total net asset value return(2)	(7.2)%	5.7%	9.1%	11.9%	4.0%
Ratio/Supplemental Data:
Per share market value at beginning of period	$6.82	$8.07	$9.19	$6.31	$6.97
Per share market value at end of period	$4.07	$6.82	$8.07	$9.19	$6.31
Total market return(3)	(31.2)%	(3.1)%	(0.7)%	60.5%	0.4%
Shares outstanding at end of period	37,100,005	36,775,127	33,332,123	26,470,408	22,992,211
Net assets at end of period	$216,100,470	$255,316,701	$250,369,693	$207,875,659	$180,525,942
Portfolio turnover rate(4)	32.5%	45.8%	45.5%	39.2%	24.5%
Average par debt outstanding	$224,498,433	$196,622,077	$150,828,586	$80,758,743	$53,974,098
Asset coverage ratio	202%	211%	226%	305%	401%
Ratio of net investment income to average net assets(5)	9.8%	7.9%	7.8%	8.3%	5.2%
Ratio of total expenses to average net assets(5)	8.6%	8.2%	7.5%	7.2%	6.0%
Ratio of interest expense to average net assets(5)	4.7%	4.5%	3.9%	3.4%	2.3%
Ratio of non-interest expenses to average net assets(5)	3.9%	3.7%	3.6%	3.7%	3.7%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus dividends, divided by the beginning net asset value per share.
(3)	Total market return equals the change in the ending market price over the beginning of period price per share plus dividends, divided by the beginning price.
(4)	Not annualized. Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
(5)	Annualized

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

On April 28, 2008, the Company completed a rights offering that resulted in the issuance of 3.1 million shares of the Company’s common stock, and net proceeds of $27 million.

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

As of December 31, 2015, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Katonah X Management, L.L.C. and Trimaran Advisors Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $2.7 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have an investment interest in the CLO Funds they manage; however, KCAP holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

Third, the Company invests in debt and subordinated securities issued by CLOs (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by our Asset Manager Affiliates, but

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION  – (continued)

from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

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

In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X promulgated by the SEC, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”) and Katonah X CLO Ltd. (“Katonah X CLO”) are required to be included in the Company’s SEC filings. The additional financial information

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

regarding the Asset Manager Affiliates and Katonah 2007-I CLO (pursuant to Rule 3-09) immediately follows these consolidated financial statements, Summarized financial information regarding Katonah X CLO (pursuant to Rule 4-08(g)) is set forth in Note 5.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the year ended December 31, 2015, the Company provided approximately $131.0 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 — Commitments and Contingencies. As of December 31, 2015, the Company holds loans it has made to 95 investee companies with aggregate principal amounts of approximately $268.5 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 — Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the year ended December 31, 2015, the Company did not make any such introductions or lead any syndicates.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. For public business entities, the

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

final guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt the new guidance beginning the first quarter of 2016.

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

The FASB issued guidance that clarified and required disclosures about fair value measurements. These include requirements to disclose the amounts and reasons for significant transfers between Level I and Level II, as well as significant transfers in and out of Level III of the fair value hierarchy (see Note 4 —  “Investments — Fair Value Measurements” for further information relating to Level I, Level II and Level III).. The guidance also required that purchases, sales, issuances and settlements be presented gross in the Level III reconciliation.

ASC 820: Fair Value requires the disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

The Company utilizes an independent valuation firm to provide an annual third-party review of the Company’s CLO fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine CLO fair values, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm’s 2015 annual review concluded that the Company’s CLO model appropriately factors in all the necessary inputs required to build a CLO equity cash flow model for fair value purposes and that the inputs were being employed correctly.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2015, one issuer representing less than 1% of the Company’s total investments at fair value was on a non-accrual status.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE

In accordance with the provisions of ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2015, 2014, and 2013:

	For the Years ended December 31,
	2015	2014	2013
Net (decrease)/increase in net assets resulting from operations	$(18,634,558)	$15,033,594	$17,222,972
Net increase/(decrease) in net assets allocated to unvested share awards	332,869	(201,239)	(101,076)
Net (decrease)/increase in net assets available to common stockholders	$(18,301,689)	$14,832,355	$17,121,896
Weighted average number of common shares outstanding for basic shares computation	36,964,444	34,248,346	32,280,160
Effect of dilutive securities – stock options	—	11,631	14,845
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	36,964,444	34,259,977	32,295,005
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$(0.50)	$0.44	$0.53
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$(0.50)	$0.43	$0.53

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

There were 50,000 options to purchase shares of common stock outstanding for the year ended December 31, 2015. For the year ended December 31, 2015, the company purchased 36,348 shares of common stock in connection with the vesting of employee’s restricted stock, such shares are treated as treasury shares and reduce the weighted average shares outstanding in the computation of earnings per share. For the year ended December 31, 2015, options to purchase 4,089 shares of common stock were included in the computation of diluted earnings per share. For the years ended December 31, 2014 and 2013, options to purchase 11,631 and 14,845 shares of common stock, respectively, were included in the computation of diluted earnings per share.

The Company’s Convertible Notes are included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method.” Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the years ended December 31, 2015 and 2014, the effects of the Convertible Notes are anti-dilutive.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE  – (continued)

The if-converted method of computing the dilutive effects on Convertible Notes assumes a conversion even if the contracted conversion price exceeds the market value of the shares. As of December 31, 2015 the current conversion rate of the Convertible Notes is approximately 135.5441 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $7.38 per share of the Company’s common stock. Upon conversion, the Company may issue the full amount of common stock and retire the full amount of debt outstanding or, at its option, settle the conversion in cash.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
Security Type	Amortized Cost	Fair Value	%(1)	Amortized Cost	Fair Value	%(1)
Money Market Accounts(3)	2,129,381	2,129,381	1	1,602,741	1,602,741	—
Senior Secured Loan	203,819,074	194,123,223	46	220,965,922	218,329,860	46
Junior Secured Loan	40,221,557	37,591,900	9	38,664,199	38,569,006	8
Senior Unsecured Loan	23,000,000	23,000,000	6	33,066,984	33,066,984	7
First Lien Bond	3,000,000	2,216,700	1	2,962,507	2,580,000	1
Senior Subordinated Bond	4,466,793	4,615,569	1	4,295,544	4,240,301	1
Senior Unsecured Bond	11,879,187	10,551,724	3	11,208,178	11,386,217	2
Senior Secured Bond	1,510,560	1,503,755	—	1,515,584	1,552,500	—
CLO Fund Securities	83,214,947	55,872,382	14	90,889,190	77,514,902	16
Equity Securities	10,467,787	9,548,488	2	8,828,812	8,119,681	2
Preferred Securities	10,411,673	11,036,373	3	10,206,016	10,418,302	2
Asset Manager Affiliates(2)	56,591,230	57,381,000	14	60,292,677	72,326,000	15
Total	$450,712,189	$409,570,495	100%	$484,498,354	$479,706,494	100%

(1)	Represents percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.
(3)	Includes restricted cash held under employee benefit plans.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015			December 31, 2014(2)
Industry Classification	Amortized Cost	Fair Value	%(1)	Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$6,910,349	$6,383,724	2%	$10,059,487	$9,533,092	2%
Asset Management Company(2)	56,591,230	57,381,000	14	60,292,677	72,326,000	15
Related Party Loan	23,000,000	23,000,000	6	23,000,000	23,000,000	5
Automotive	9,898,494	9,440,866	2	8,362,956	8,312,548	2
Banking, Finance, Insurance & Real Estate	6,270,984	6,008,587	1	7,660,721	7,639,365	2
Beverage, Food and Tobacco	17,334,746	16,882,750	4	17,974,974	17,883,421	4
Capital Equipment	9,519,342	7,846,767	2	9,486,407	10,351,329	2
Chemicals, Plastics and Rubber	3,494,086	3,359,916	1	6,348,226	6,210,253	1
CLO Fund Securities	83,214,947	55,872,382	14	90,889,190	77,514,902	16
Construction & Building	1,976,345	1,907,614	—	—	—	—
Consumer goods: Durable	13,983,607	12,753,455	3	13,876,482	13,301,207	3
Consumer goods: Non-durable	20,124,355	19,646,576	5	13,535,975	13,314,952	3
Containers, Packaging and Glass	—	—	—	2,992,443	2,946,734	1
Energy: Oil & Gas	14,281,821	10,204,318	2	13,866,208	13,289,753	3
Energy: Electricity	3,465,576	3,465,000	1	—	—	—
Environmental Industries	13,735,492	13,179,657	3	12,942,593	12,911,017	3
Forest Products & Paper	5,888,294	5,883,080	1	5,917,051	5,942,523	1
Healthcare & Pharmaceuticals	58,649,512	55,417,827	14	66,186,412	65,720,782	13
High Tech Industries	11,727,898	11,662,995	3	14,457,495	14,419,110	3
Hotel, Gaming & Leisure	400,000	1,000	—	3,392,481	2,962,315	1
Media: Advertising, Printing & Publishing	11,167,950	10,340,449	3	11,318,815	11,396,027	2
Media: Broadcasting & Subscription	7,428,110	7,406,792	2	14,477,078	14,409,401	3
Metals & Mining	228,563	991	—	228,563	1,000	—
Retail	4,416,709	3,594,599	1	4,234,086	3,773,847	1
Services: Business	18,206,668	21,022,801	5	16,550,255	16,066,421	3
Services: Consumer	6,512,029	6,356,054	2	6,798,372	6,752,521	1
Telecommunications	13,776,871	12,425,489	3	22,030,434	21,865,864	5
Time Deposit and Money Market Accounts(3)	2,129,381	2,129,381	1	1,602,741	1,602,741	—
Transportation: Cargo	18,232,953	18,865,603	5	20,156,700	20,455,941	4
Transportation: Consumer	2,472,795	2,324,381	1	—	—	—
Utilities: Electric	5,673,082	4,806,441	1	5,859,532	5,803,428	1
Total	$450,712,189	$409,570,495	100%	$484,498,354	$479,706,494	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.
(3)	Includes restricted cash held under employee benefit plans.

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

At December 31, 2015 and December 31, 2014, the total amount of non-qualifying assets was approximately 18% and 21%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 13% and 16% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 13% and 16% of its total assets on such dates, respectively).

The following tables detail the ten largest portfolio investments (at fair value) as of December 31, 2015:

	December 31, 2015
Investment	Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,591,230	$57,381,000	14%
Trimaran Advisors, L.L.C.	23,000,000	23,000,000	6
Katonah 2007-I CLO Ltd.	24,312,424	20,295,677	5
DBI Holding, LLC	8,585,578	12,975,447	3
Crowley Holdings Preferred, LLC	10,411,673	11,036,373	3
Grupo HIMA San Pablo, Inc.	9,817,315	9,917,500	2
Catamaran CLO 2015-1 Ltd.	11,869,751	8,789,651	2
Tank Partners Holdings, LLC	10,624,515	8,177,538	2
Weiman Products, LLC	6,582,457	6,619,805	2
Nielsen & Bainbrige, LLC	6,803,605	6,510,157	2
Total	$168,598,548	$164,703,148	40%

	December 31, 2014
Investment	Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$60,292,677	$72,326,000	15%
Katonah 2007-I CLO Ltd.	23,471,779	25,191,782	5
Trimaran Advisors, L.L.C.	23,000,000	23,000,000	5
Tank Partners Holdings, LLC	11,378,111	10,539,567	2
Crowley Holdings Preferred, LLC	10,206,016	10,418,302	2
Restorix Health, Inc.	10,066,984	10,066,984	2
Grupo HIMA San Pablo, Inc.	9,805,883	10,052,500	2
Catamaran CLO 2014-1 Ltd.	10,473,628	8,867,176	2
Catamaran CLO 2014-2 Ltd.	9,862,799	8,761,500	2
DBI Holding LLC	7,776,255	8,373,483	2
Total	$176,334,132	$187,597,294	39%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 19% and 17% of the total fair value of the Company’s investments at December 31, 2015 and December 31, 2014, respectively.

Investments in CLO Fund Securities

The Company typically makes a minority investment in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds managed by the Asset Manager Affiliates and may selectively invest in securities issued by CLO funds managed by other asset management companies. These

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

In May 2015, the Company purchased $11.9 million of the par value of the Subordinated Notes of Catamaran 2015-1 CLO (“Catamaran 2015-1”) managed by Trimaran Advisors.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds and are paying all senior and subordinate management fees to the Asset Manager Affiliates. Additionally, three managed funds made incentive fee distributions to the Asset Manager Affiliates during the year ended December 31, 2015. With the exception of Katonah III, Ltd., all third-party managed CLO Funds are making distributions to the Company.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of December 31, 2015 and December 31, 2014, respectively:

	As of December 31, 2015
	Level I	Level II	Level III	Total
Money market accounts	$—	$2,129,381	$—	$2,129,381
Debt securities	—	101,238,779	183,400,465	284,639,244
CLO fund securities	—	—	55,872,382	55,872,382
Equity securities	—	445,485	9,103,003	9,548,488
Asset Manager Affiliates	—	—	57,381,000	57,381,000
Total	$—	$103,813,645	$305,756,850	$409,570,495

	As of December 31, 2014
	Level I	Level II	Level III	Total
Money market accounts	$—	$1,602,741	$—	$1,602,741
Debt securities	—	149,124,827	171,018,343	320,143,170
CLO fund securities	—	—	77,514,902	77,514,902
Equity securities	—	—	8,119,681	8,119,681
Asset Manager Affiliates	—	—	72,326,000	72,326,000
Total	$—	$150,727,568	$328,978,926	$479,706,494

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

	Year Ended December 31, 2015
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Transfers out of Level III(1)	(30,472,595)	—	—	—	(30,472,595)
Transfers into Level III(2)	34,013,134	—	—	—	34,013,134
Net accretion of discount	300,255	(9,507,048)	—	—	(9,206,793)
Purchases	990,000	11,952,000	—	—	12,942,000
Sales/Paydowns/Return of Capital	—	(3,872,700)	(317,340)	(3,701,446)	(7,891,486)
Total realized gain/(loss) included in earnings	99,145	(6,246,883)	3,015	—	(6,144,723)
Total unrealized gain (loss) included in earnings	7,452,183	(13,967,889)	1,297,647	(11,243,554)	(16,461,613)
Balance, December 31, 2015	$183,400,465	$55,872,382	$9,103,003	$57,381,000	$305,756,850
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,109,531)	$(20,760,499)	$1,297,647	$(11,243,554)	$(23,254,223)

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

(1)	Transfers out of Level III represent a transfer of $30,472,595 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2015.
(2)	Transfers into Level III represent a transfer of $34,013,134 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2015.

	Year Ended December 31, 2014
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2013	$198,097,374	$79,452,220	$11,006,399	$76,148,000	$364,703,993
Transfers out of Level III(1)	(38,990,152)	—	—	—	(38,990,152)
Transfers into Level III(2)	1,982,110	—	—	—	1,982,110
Net accretion of discount	198,600	(11,102,015)	—	—	(10,903,415)
Purchases	132,079,152	22,421,847	2,216,847	545,979	157,263,825
Sales/Paydowns/Return of Capital	(121,242,093)	(10,132,500)	(5,007,311)	(6,432,086)	(142,813,990)
Total realized gain included in earnings	(9,069,550)	5,575,498	(7,136,407)	—	(10,630,459)
Total unrealized gain (loss) included in earnings	7,962,902	(8,700,148)	7,040,153	2,064,107	8,367,014
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(1,448,794)	$(4,908,278)	$424,306	$2,064,107	$(3,868,659)

(1)	Transfers out of Level III represent a transfer of $38,990,152 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2014.
(2)	Transfers into Level III represent a transfer of $1,982,110 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2014.

As of December 31, 2015, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $103,813,645 as of December 31, 2015.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

As of December 31, 2015, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 2,216,700	Enterprise Value	Average EBITDA Multiple	7.2x
	$181,182,774	Income Approach	Implied Discount Rate	4.9% – 27.1% (10.46)%
	$ 991	Options Value	Qualitative Inputs(1)
Equity Securities	$ 9,100,003	Enterprise Value	Average EBITDA Multiple/WAAC	4.8x/6.9% – 12.9x/13.4% (6.8x/12.0)%
	$ 3,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	$ 55,872,382	Discounted Cash Flow	Discount Rate	11.3% – 15.0% (14.9)%
			Probability of Default	2.0% – 2.5% (2.1)%
			Loss Severity	25.0% – 25.9% (25.7)%
			Recovery Rate	74.1% – 75% (74.3)%
			Prepayment Rate	7.9% – 32.0% (25.3)%
Asset Manager Affiliate	$ 57,381,000	Discounted Cash Flow	Discount Rate	2.4% – 15.0% (8.6)%
Total Level III Investments	$305,756,850

(1)	The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

As of December 31, 2014, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 2,580,000	Enterprise Value	Average EBITDA Multiple/WAAC	7.9x
	$168,437,343	Income Approach	Implied Discount Rate	2.8% – 18.3% (9.0)%
	$ 1,000	Options Value	Qualitative Inputs(1)
Equity Securities	$ 8,116,681	Enterprise Value	Average EBITDA Multiple/WAAC	4.3x/10.4% – 12.6x/15.8% (8.1x/13.2)%
	$ 3,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	$ 68,753,402	Discounted Cash Flow	Discount Rate	11% – 12% (11.5)%
			Probability of Default	2.0% – 2.5% (2.3)%
			Loss Severity	25.0% – 25.9% (25.5)%
			Recovery Rate	74.1% – 75% (74.6)%
			Prepayment Rate	0% – 37.8% (31.1)%
	$ 8,761,500	Market Approach	Third Party Quote	88.5 (88.5)
Asset Manager Affiliate	$ 72,326,000	Discounted Cash Flow	Discount Rate	1.76 – 8.75 (6.65)
Total Level III Investments	$328,978,926

(1)	The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2015, the Asset Manager Affiliates had approximately $2.7 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $57 million.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components — a senior management fee, a subordinated management fee and an incentive fee. Currently, all

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. Additionally, three managed funds made incentive fee distributions during the year ended December 31, 2015.

For the years ended December 31, 2015, 2014, and 2013, the Asset Manager Affiliates declared cash distributions of $9.1 million, $11.9 million, and $12.8 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of the estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $5.3 million, $5.5 million, and $5.7 million of Dividends from Asset Manager Affiliates in the Statement of Operations in 2015, 2014, and 2013, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

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

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. (See Note 2 — “Significant Accounting Policies” and Note 4 —  “Investments” for further information relating to the Company’s valuation methodology.)

Effective January 1, 2010, the Asset Manager Affiliates adopted guidance encompassed in Accounting Standards Codification Topic 810, “Consolidation.” The adoption of this new guidance had an impact on the disclosures relating to the Asset Manager Affiliates in the Company’s SEC Filings which had previously not been required, as its provisions require the Asset Manager Affiliates to consolidate certain of their managed CLO Funds that were not previously consolidated. As a result of the consolidation of these CLO Funds into the Asset Manager Affiliates, the financial results of the Asset Manager Affiliates indicate that they qualify as a “significant subsidiary” of the Company requiring additional disclosures. In addition, in accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to two of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO and Katonah X CLO are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO (pursuant to Rule 3-09) immediately follow these financial statements. The additional financial information regarding Katonah X CLO (pursuant to Rule 4-08(g)) is set forth below. This additional financial information regarding the Asset Manager Affiliates, Katonah 2007-1 CLO and Katonah X CLO does not directly impact the financial position, results of operations, or cash flows of the Company.

Katonah X CLO Ltd.

Summarized Balance Sheet Information

	As of December 31, 2015	As of December 31, 2014
Total investments at fair value	$—	$294,519,583
Cash	198,102	13,826,334
Receivable for investments sold	4,178,443	—
Total assets	4,816,030	309,087,239
CLO Debt at fair value(1)	3,000,000	301,099,336
Total liabilities	4,816,030	302,052,535
Total Net Assets	—	7,034,704

(1)	Includes subordinated securities of approximately $3.0 million and $14.6 million, as of December 31, 2015 and 2014, respectively.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

Katonah X CLO Ltd.

Summarized Statements of Operations Information

	Year Ended December 31, 2015	Year Ended December 31, 2014
Interest income from investments	$7,619,817	$12,441,502
Total income	7,823,471	13,170,483
Interest expense	10,194,889	8,945,449
Total expenses	16,241,895	13,136,542
Net realized and unrealized losses	1,383,719	(10,998,445)
Decrease in net assets resulting from operations	(7,034,705)	(10,964,505)

Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which includes audited financial statements as of and for the fiscal year ended December 31, 2013 for the Katonah X CLO.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At both December 31, 2015 and 2014, the par value of the outstanding loan was $23 million. For the years ended December 31, 2015 and 2014, the Company recognized interest income of approximately $1.7 million and $2 million related to the Trimaran Credit Facility, respectively.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2015	As of December 31, 2014
Convertible Notes due March 15, 2016	$19,299,000	$38,647,000
7.375% Notes due 2019	41,400,000	41,400,000
Notes Issued by KCAP Senior Funding I, LLC (net of discount: 2015 – $2,907,595; and 2014 – $3,512,407)	144,442,405	143,837,593
	$205,141,405	$223,884,593

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2015 were 4.08% and 6.8 years, respectively, and as of December 31, 2014 were 4.43% and 7.23 years, respectively.

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

The Convertible Notes are convertible into shares of Company’s common stock. As of December 31, 2015 the conversion rate was 135.5441 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.38 per share of common stock. Upon conversion, the Company would issue the full amount of common stock or settle the conversion in cash, at its option, and retire the full amount of debt outstanding

Upon conversion, unless a holder converts after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive a separate cash payment with respect to the Convertible Notes surrendered for conversion representing accrued and unpaid interest to, but not including the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes.

No holder of Convertible Notes will be entitled to receive shares of the Company’s common stock upon conversion to the extent (but only to the extent) that such receipt would cause such converting holder to become, directly or indirectly, a beneficial owner (within the meaning of Section 13(d) of the Securities

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs which are being amortized over the term of the Convertible Notes on an effective yield method, of which approximately $21,000 remains to be amortized, and is included in other assets in the consolidated balance sheets. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. During 2015 the Company repurchased approximately $19.3 million of Convertible Notes at a price ranging from $101.500 to $102.375. KCAP subsequently surrendered these notes to the Trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-20-40, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the year ended December 31, 2015, 2014 and 2013 total realized losses on extinguishment of debt was approximately $445,000, $748,000 and $537,000, respectively. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt. As of December 31, 2015, there is approximately $19.3 million par value of Convertible Notes outstanding with a maturity date of March 15, 2016.

For the years ended the years ended December 31, 2015, 2014, and 2013, interest expense related to the Convertible Notes was $3.1 million, $4.1 million and $4.6 million, respectively.

The Convertible Notes have been analyzed for any features that would require its accounting to be bifurcated. There are no features that require accounting to be bifurcated, and as a result, they are recorded as a liability at their contractual amounts. At December 31, 2015, the Company was in compliance with all of its debt covenants.

Fair Value of Convertible Notes.  The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $19.5 million at December 31, 2015. The fair value was determined based on an indicative closing price as of December 31, 2015. The Convertible Notes are categorized as Level III following ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for these Notes, after the payment underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2015, the Company was in compliance with all of its debt covenants.

For the years ended December 31, 2015 and 2014 interest expense related to the 7.375% Notes Due 2019 was $3.1 million for both periods.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the term of the facility on an effective yield method, of which approximately $890,000 remains to be amortized, and is recorded on the consolidated balance sheets in other assets.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. For the years ended December 31, 2015 and 2014 the fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $41.1 million and $41.4 million, respectively. The fair value was determined based on the closing price on December 31, 2015 and 2014 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820: Fair Value.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

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

As of December 31, 2015, there were 74 investments in portfolio companies with a total fair value of approximately $184 million plus cash of $7.1 million, collateralizing the secured notes of the Issuer. At December 31, 2015, there were unamortized issuance costs of approximately $3.1 million included in other assets, and unamortized original issue discount, (“OID”) costs of approximately $2.9 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the year ended December 31, 2015, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $5 million consisting of stated interest expense of approximately $3.8 million, accreted discount of approximately $605,000, and deferred debt issuance costs of approximately $649,000. As of December 31, 2015 the stated interest charged under the securitization was based on current three month LIBOR at the reset date, which was 0.32%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate(1)	LIBOR Spread (basis points)	Interest Expense(1)
KCAP Senior Funding LLC Class A Notes	1.82%	150	$1,965,248
KCAP Senior Funding LLC Class B Notes	3.57%	325	449,461
KCAP Senior Funding LLC Class C Notes	4.57%	425	639,401
KCAP Senior Funding LLC Class D Notes	5.57%	525	701,461
Total			$3,755,571

(1)	Stated Interest Rate (and thus periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$108,150,000	$12,600,000	$14,000,000	$12,600,000
Moody’s Rating (sf)	“Aaa”	“Aa2”	“A2”	“Baa2”
Standard & Poor’s Rating (sf)	“AAA”	“AA”	“A”	“BBB”
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

(1)	Three month LIBOR, which was 0.32% as of the last reset date.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of December 31, 2015
	Principal Amount	Carrying Value	Fair Value
KCAP Senior Funding I, LLC Class A Notes	$108,150,000	$106,015,921	$106,257,375
KCAP Senior Funding I, LLC Class B Notes	12,600,000	12,351,369	12,316,500
KCAP Senior Funding I, LLC Class C Notes	14,000,000	13,723,744	13,510,000
KCAP Senior Funding I, LLC Class D Notes	12,600,000	12,351,371	11,718,000
Total	$147,350,000	$144,442,405	$143,801,875

Fair Value of KCAP Senior Funding I.  The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount of approximately $2.9 million. The fair value of the KCAP Senior Funding I Notes was approximately $143.8 million at December 31, 2015. The fair values were determined based on third party indicative values. The KCAP Senior Funding I, L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at calendar years ended December 31, 2015 and 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital distributions and non-deductible expenses, as follows:

	Year Ended December 31,
	2015	2014
Capital in excess of par value	$(2,850,376)	$(7,987,965)
Accumulated undistributed net investment income	$2,744,870	$7,987,965
Accumulated net realized losses	$105,506	$—

Total earnings and net asset value are not affected by the reclassifications.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME  – (continued)

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net (decrease)/increase in net assets resulting from operations	$(18,634,558)	$15,033,594
Net change in unrealized appreciation/(depreciation) from investments	36,169,870	(6,045,517)
Net realized losses	6,647,477	11,132,492
Book/tax differences on CLO equity investments	(991,297)	6,155,685
Other book/tax differences	142,721	570,900
Taxable income before deductions for distributions	$23,334,213	$26,847,154
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.63	$0.78

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For years ended the years ended December 31, 2015, 2014, and 2013, the Asset Manager Affiliates declared cash distributions of approximately $9.1 million $11.9 million, and $12.8 million to the Company, respectively. The Company recognized approximately $5.3 million, $5.5 million, and $5.7 million, respectively, of dividends from Asset Manager Affiliates in the Statement of Operations for the years ended the years ended December 31, 2015, 2014, and 2013. The difference of approximately $3.8 million, $6.4 million, and $7.1 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the years ended the years ended December 31, 2015, 2014, and 2013, respectively.

Distributions to shareholders that exceed tax-basis distributable income (tax-basis net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

	Year Ended December 31,
	2015	2014	2013
Distributions paid from:
Ordinary income	$22,985,978	$26,807,154	$22,479,384
Return of Capital	—	7,972,633	12,681,755
Total	$22,985,978	$34,779,787	$35,161,139

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME  – (continued)

As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2015	2014
Distributable ordinary income	$348,235	$—
Capital loss carryforward	$(83,133,721)	$(76,591,751)
Other temporary differences	$(1,609,485)	$(1,575,184)
Net unrealized depreciation	$(61,838,068)	$(29,295,943)

At December 31, 2015, the Company had a net capital loss carryforward of $83.0 million to offset net capital gains, to the extent provided by federal tax law. A capital loss carryforward of $105,508 expired in 2015. Of the net capital loss carryforward, $51.1 million is not subject to expiration under the RIC Modernization Act of 2010.

On December 16, 2015, the Company’s Board of Directors declared a distribution to shareholders of $0.15 per share for a total of approximately $5.3 million. The record date was January 6, 2016 and the distribution was paid on January 28, 2016.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2015 and December 31, 2014, the Trimaran Credit Facility was fully drawn and there was no remaining unfunded commitment thereunder. As of December 31, 2015, the Company had $360,000 of commitments and no commitments as of December 31, 2014.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2015 and December 31, 2014, the Company issued 175,922 and 91,217 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2015, the Company issued 196,166 shares of restricted stock, 10,862 shares were forfeited, and 104,550 shares were vested. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses. The total number of shares of the Company’s common stock outstanding as of December 31, 2015 was 37,100,005, and the total number of shares issued and outstanding as of December 31, 2014 was 36,775,127.

10. EQUITY INCENTIVE PLAN

The Company has an equity incentive plan, established in 2006 and as amended in 2008, 2014 and most recently in June 2015 (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide officers and employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Vesting of restricted stock awarded under the 2008 amendment of the Equity Incentive Plan will occur in two equal installments of 50%, on each of the third and fourth anniversaries of the grant date; vesting of restricted stock subsequent to the 2014 amendment of the Equity Incentive Plan will vest in four equal installments of 25%, on each of the first four anniversaries of the grant date.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2014 through December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2014	50,000	$7.72
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2014	50,000	$7.72
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2015	50,000	$—	3.4	$—
Total vested at December 31, 2015	50,000	$7.72	3.4

(1)	Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the years ended December 31, 2015, 2014 and 2013 the Company did not recognize any non-cash compensation expense related to stock options. At December 31, 2015, the Company had no remaining compensation costs related to unvested stock option awards.

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

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the year ended December 31, 2015, the Company repurchased 36,348 shares of common stock at an aggregate cost of

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

approximately $220,000 in connection with the vesting of employee’s restricted stock, which is reflected as Treasury Stock at cost on the Consolidated Balance Sheet. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

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

During the year ended December 31, 2015, the Company issued 196,166 shares of restricted stock, 104,550 shares of restricted stock vested and 10,862 shares of restricted stock were forfeited. As of December 31, 2015, after giving effect to these restricted stock awards, there were 700,539 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2014 through December 31, 2015 is as follows:

Non-Vested Restricted Shares
Non-vested shares outstanding at January 1, 2014	272,998
Granted	360,289
Vested	(5,000)
Forfeited	(8,502)
Non-vested shares outstanding at December 31, 2014	619,785
Granted	196,166
Vested	(104,550)
Forfeited	(10,862)
Non-vested shares outstanding at December 31, 2015	700,539

For the year ended December 31, 2015, non-cash compensation expense related to restricted stock was approximately $1.6 million; of this amount approximately $676,000 was expensed at the Company and approximately $897,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2014, non-cash compensation expense related to restricted stock was approximately $1.1 million; of this amount approximately $534,000 was expensed at the Company and approximately $589,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2013, non-cash compensation expense related to restricted stock was approximately $526,000; of this amount approximately $273,000 was expensed by the Company and approximately $253,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2015 and 2014, the Company had approximately $3.6 million and $4.1 million of total unrecognized compensation cost related to non-vested restricted share awards, respectively. That cost is expected to be recognized over the remaining weighted average period of 2.3 years.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $25,000, $38,000 and $50,000 was expensed during the years ended December 31, 2015, 2014, and 2013, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $151,000, $244,000 and $180,000 was expensed during the years ended December 31, 2015, 2014, and 2013, respectively, related to the Profit-Sharing Plan.

12. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Total interest and related portfolio income	$12,342,129	$11,171,386	$11,779,348	$10,234,108
Net investment income	$6,506,948	$5,832,252	$6,541,080	$5,302,509
Net increase (decrease) in net assets resulting from operations	$7,672,290	$1,232,705	$(16,050,865)	$(11,488,691)
Net increase (decrease) in net assets resulting from operations per share – basic	$0.21	$0.03	$(0.43)	$(0.31)
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.20	$0.03	$(0.43)	$(0.31)
Net investment income per share – basic	$0.18	$0.16	$0.18	$0.14
Net investment income per share – diluted	$0.18	$0.16	$0.18	$0.14

	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Total interest and related portfolio income	$9,995,363	$9,773,830	$10,835,248	$10,601,034
Net investment income	$4,467,306	$4,595,638	$5,517,501	$5,540,123
Net increase (decrease) in net assets resulting from operations	$3,441,590	$12,252,662	$8,236,473	$(8,897,131)
Net increase in net assets resulting from operations per share – basic and diluted	$0.10	$0.37	$0.24	$(0.24)
Net increase in net assets resulting from operations per share – diluted	$0.10	$0.37	$0.24	$(0.24)
Net investment income per share – basic	$0.13	$0.14	$0.16	$0.15
Net investment income per share – diluted	$0.13	$0.14	$0.16	$0.15

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

On February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company will record a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment.

On March 7, 2016, Trimaran Advisors, LLC repaid $7.0 million of principal value of borrowings under the Trimaran Credit Facility.

The Company has evaluated events and transactions occurring subsequent to December 31, 2015 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

INDEX TO OTHER FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ASSET MANAGER AFFILIATES

Report of Independent Certified Public Accountants	S-2
Combined Balance Sheets as of December 31, 2015 and December 31, 2014	S-4
Combined Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	S-5
Combined Statements of Changes in Member’s Equity for the years ended December 31, 2015, December 31, 2014, and December 31, 2013	S-6
Combined Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014, and December 31, 2013	S-7
Notes to Combined Financial Statements	S-8

KATONAH 2007-I CLO LTD.

IMPORTANT NOTE

In accordance with certain SEC rules, KCAP Financial, Inc. (the “Company”) is providing additional information regarding the following portfolio companies: Katonah Debt Advisers, L.L.C., Trimaran Advisors, L.L.C. (collectively the Asset Manager Affiliates), and Katonah 2007-I CLO Ltd. However, pursuant to SEC rules, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. As a result, the additional financial information regarding these entities does not directly impact the Company’s financial position, results of operations or cash flows.

Report of Independent Auditors

The Board of Directors and Shareholders of
Asset Manager Affiliates

We have audited the accompanying combined financial statements of Asset Manager Affiliates (the “Company”), which comprise the combined balance sheets, as of December 31, 2015 and 2014, and the related combined statements of operations, changes in member’s equity, and cash flows for the years then ended, and the related notes to the combined financial statements.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Asset Manager Affiliates at December 31, 2015 and 2014, and the combined results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
March 9, 2016

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
KCAP Financial, Inc.

We have audited the combined financial statements of Asset Manager Affiliates, which comprise the combined balance sheet as of December 31, 2013 (not included herein), and the related combined statements of operations, changes in member’s equity, and cash flows for the year then ended, and the related notes to the combined financial statements.

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

Auditor’s responsibility

Our responsibility is to express an opinion on these combined financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.

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

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Asset Manager Affiliates as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
March 12, 2014

ASSET MANAGER AFFILIATES

COMBINED BALANCE SHEETS

	As of December 31, 2015	As of December 31, 2014
ASSETS
Investments at fair value	$2,563,665,915	$2,846,659,635
Cash	3,601,156	6,778,774
Restricted cash of CLO Funds	115,799,359	182,224,205
Accrued interest receivable	6,551,857	6,655,821
Receivable for open trades	7,549,991	18,451,278
Due from affiliates	554,333	31,000
Deferred tax asset	—	3,576,148
Intangible assets	24,467,705	26,775,828
Other assets	1,178,931	1,440,250
Total assets	$2,723,369,247	$3,092,592,939
LIABILITIES
CLO Funds’ liabilities at fair value	$2,649,104,285	$2,990,211,629
Accrued interest payable	16,833,565	17,245,940
Payable for open trades	67,887,112	20,200,844
Accounts payable and accrued expenses	3,037,338	9,951,588
Due to affiliates	25,117,095	23,227,387
Deferred tax liability	649,970	—
Total liabilities	2,762,629,365	3,060,837,388
Commitments and Contingencies	—	—
MEMBER’S EQUITY
Member’s contributions	52,519,916	52,519,916
Accumulated deficit	(24,248,496)	(17,739,571)
Total Asset Manager Affiliates equity	28,271,420	34,780,345
Appropriated accumulated deficit of Consolidated Variable Interest Entities	(67,531,538)	(3,024,794)
Total member’s equity	(39,260,118)	31,755,551
Total liabilities and member’s equity	$2,723,369,247	$3,092,592,939

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
Income
Interest income	$130,210,674	$120,740,895	$125,889,874
Interest income – cash and time deposits	15,251	322,219	332,775
Fee income	3,392,091	5,137,190	8,489,809
Other income	—	—	92,624
Total income	133,618,016	126,200,304	134,805,082
Expenses
Interest expense of CLO Fund liabilities	143,917,372	136,240,383	107,760,918
Other interest expense	1,716,722	2,033,465	627,903
Compensation	9,441,607	8,921,240	8,384,972
Insurance	450,460	460,969	513,023
Professional fees	13,064,261	17,779,416	10,009,084
Administrative and other	5,281,646	8,632,640	6,014,316
Trustee fees	839,560	825,526	948,898
Total expenses	174,711,628	174,893,639	134,259,114
Net realized and unrealized losses	(15,229,831)	(27,188,644)	(13,899,200)
Loss before tax	(56,323,443)	(75,881,979)	(13,353,232)
Income tax expense (benefit)	5,642,225	4,153,598	(657,334)
Net loss	(61,965,668)	(80,035,577)	(12,695,898)
Net loss attributable to noncontrolling interests in consolidated Variable Interest Entities	(64,506,744)	(87,325,023)	(20,570,766)
Net income attributable to Asset Manager Affiliates	$2,541,075	$7,289,446	$7,874,868

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

	Member’s Contributions	Accumulated Earnings (Deficit)	Appropriated Retained Earnings (Accumulated Deficit) of Variable Interest Entities	Total Member’s Equity
Total at January 1, 2013	$51,754,920	$(8,244,102)	$104,870,995	$148,381,813
Net income	—	7,874,869	—	7,874,869
Distributions	—	(12,759,784)	—	(12,759,784)
Contributions	229,196	—	—	229,196
Net loss classified to appropriated retained earnings	—	—	(20,570,766)	(20,570,766)
Total at December 31, 2013	51,984,116	(13,129,017)	84,300,229	123,155,328
Net income	—	7,289,446	—	7,289,446
Distributions	—	(11,900,000)	—	(11,900,000)
Contributions	535,800	—	—	535,800
Net loss classified to appropriated retained earnings	—	—	(87,325,023)	(87,325,023)
Total at December 31, 2014	52,519,916	(17,739,571)	(3,024,794)	31,755,551
Net income	—	2,541,075	—	2,541,075
Distributions	—	(9,050,000)	—	(9,050,000)
Net loss classified to appropriated retained earnings	—	—	(64,506,744)	(64,506,744)
Total at December 31, 2015	$52,519,916	$(24,248,496)	$(67,531,538)	$(39,260,118)

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015		2014		2013
	Asset Manager Affiliates Cash	CLO Restricted Cash	Asset Manager Affiliates Cash	CLO Restricted Cash	Asset Manager Affiliates Cash	CLO Restricted Cash
OPERATING ACTIVITIES:
Net income attributable to Asset Manager Affiliates	$2,541,075	$—	$7,289,446	$—	$7,874,870	$—
Net loss attributable to Variable Interest Entities	—	(64,506,744)	—	(87,325,023)	—	(20,570,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in deferred tax assets	4,226,118	—	(1,008,957)	—	(1,458,743)	—
Net realized and unrealized losses	—	15,229,831	—	27,188,644	—	13,899,200
Amortization of intangible assets	2,308,123	—	5,290,437	—	3,542,037	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued management fees	3,236,504	(3,236,504)	(3,536,430)	3,536,430	(672,200)	672,200
Decrease (increase) in accrued interest receivable	—	103,960	—	1,031,534	—	2,533,891
Decrease (increase) in other accounts receivable	(89,675)	—	662	—	(755)	—
Decrease (increase) in other assets	(481,966)	(640,339)	79,435	(345,696)	360,812	(249,079)
Increase (decrease) in accounts payable and accrued expenses	(5,867,797)	703,547	2,517,777	(85,438)	4,207,236	43,500
Increase (decrease) in accrued interest payable	—	(412,377)	11,333	991,471	166,916	4,368,264
Purchase of investments	—	(1,033,244,765)	—	(1,262,264,671)	—	(1,256,323,341)
Proceeds from sale and redemption of investments	—	1,195,190,728	—	1,318,852,412	—	1,571,177,633
Decrease in receivable for open trades	—	10,901,287	—	(12,482,566)	—	(1,725,775)
Increase (decrease) in payable for open trades	—	47,686,268	—	(29,855,797)	—	(174,353,152)
Net cash provided by (used in) operating activities	5,872,382	167,774,892	10,643,703	(40,758,700)	14,020,173	139,472,574
Investing activities:
Purchase of investment	(23,000,000)	—	(23,000,000)	—	(23,000,000)	—
Proceeds from sale of investment	23,000,000	—	23,000,000	—	—	—
Net cash investing activities	—	—	—	—	(23,000,000)	—
Financing Activities:
Member’s contributions	—	—	535,800	—	229,196	—
Member’s distributions	(9,050,000)	—	(11,900,000)	—	(12,750,000)	—
Debt offering proceeds	36,000,000	460,383,490	47,500,000	918,652,705	46,000,000	465,000,000
Repayments of Debt	(36,000,000)	(694,583,228)	(47,500,000)	(974,483,723)	(23,000,000)	(858,880,917)
Net cash (used in) provided by financing activities	(9,050,000)	(234,199,738)	(11,364,200)	(55,831,018)	10,479,196	(393,880,917)
CHANGE IN CASH	(3,177,618)	(66,424,846)	(720,497)	(96,589,718)	1,499,369	(254,408,343)
CASH, BEGINNING OF YEAR	6,778,774	182,224,205	7,499,271	278,813,923	5,999,902	533,222,266
CASH, END OF YEAR	$3,601,156	$115,799,359	$6,778,774	$182,224,205	$7,499,271	$278,813,923
Supplemental Information:
Cash paid for interest	$1,817,480	$144,826,512	$2,022,132	$135,255,155	$—	103,392,654
Cash paid for taxes	$5,477,493	$—	$2,978,613	$—	$432,500	—
Non-cash transactions:
Member’s contributions	$—	$—	$535,800	$—	$229,196	—

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), a registered investment adviser under the Investment Advisors Act of 1940 (“the IA Act of 1940”), is a wholly-owned portfolio company of KCAP Financial, Inc. (“KCAP Financial”, the “Company”), which is an internally managed, non-diversified closed-end publicly traded investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, KCAP Financial, through its newly formed wholly-owned subsidiary Commodore Holdings LLC purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors, for total consideration of $13.0 million in cash and 3,600,000 shares of KCAP Financial’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, KCAP Financial acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2015, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Katonah X Management, L.L.C. and Trimaran Advisors Management, L.L.C. (collectively, the “Asset Manager Affiliates”) have approximately $2.7 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are each managed independently from KCAP Financial by a separate management team. The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investment interests in the CLO Funds they manage; however, KCAP Financial holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

All of the CLO funds managed by the Asset Manager Affiliates are considered to be variable interest entities (“VIEs”) for which the Asset Manager Affiliates are the primary beneficiary and, as a result, are required to be consolidated into the financial statements of the Asset Manager Affiliates as discussed in Note 3 — CLO Funds. The CLO funds considered to be VIEs are as follows: KATONAH IX CLO LTD.; KATONAH X CLO LTD.; KATONAH 2007-I CLO LTD.; TRIMARAN CLO IV LTD.; TRIMARAN CLO V LTD.; TRIMARAN CLO VI LTD.; TRIMARAN CLO VII LTD.; CATAMARAN CLO 2012-1 LTD.; CATAMARAN CLO 2013-1 LTD.; CATAMARAN 2014-1 LTD., CATAMARAN 2014-2 LTD., and CATAMARAN 2015-1 LTD.

During 2015, the following CLO Funds were fully redeemed, with all of their assets disposed and the proceeds therefrom distributed to their investors with no assets remaining at December 31, 2015; TRIMARAN CLO IV LTD.; TRIMARAN CLO V LTD.; TRIMARAN CLO VI LTD.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for VIEs and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015, early adoption is permitted. The Company will adopt ASU 2015-2 in 2016 which will result in the deconsolidation of the CLO Funds.

Investments at Fair Value.  Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method. Investments held by the CLO Funds are stated at fair value. ASC 820 — Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), requires, among other things, disclosures about assets and liabilities that are measured and reported at fair value. At December 31, 2015, there was a $23 million loan outstanding from Trimaran Advisors, which is being used to fund warehouse assets for a new CLO and is included in investments at fair value.

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

Equity Securities.  From time to time, the CLO Funds may receive equity in connection with a default or restructuring of collateral obligations.

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

CLO Fund Liabilities at Fair Value.  The CLO Funds managed by the Asset manager Affiliates and that are consolidated herein, have issued rated and unrated securities to finance their operations. CLO Fund liabilities, including the junior-most tranches of securities issued by each CLO Fund, are presented at fair value.

The Asset Manager Affiliates have determined that, although the junior tranches have certain characteristics of equity, they should be accounted for and disclosed as debt on the Combined Balance Sheets, as the subordinated and income notes and preferred shares have a stated maturity indicating a date for which they are mandatorily redeemable. The preference shares are also classified as debt, as they are mandatorily redeemable upon liquidation or termination of the CLO.

Interest Income.  Interest income is recorded on the accrual basis on interest-bearing assets. The CLO Funds generally place a loan or security on non-accrual status and cease recognizing interest income on such

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

loan or security when a loan or security becomes 90 days or more past due or if the Asset Manager Affiliates otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans represented less than 1% of investments of CLO Funds at fair value as of December 31, 2015 and December 31, 2014. The aggregate unpaid principal value of loans past due as of December 31, 2015 was approximately $1.1 million and the difference between fair value and the unpaid principal balance was approximately $934,000. The aggregate unpaid principal value of loans past due as of December 31, 2014 was approximately $29.6 million and the difference between fair value and the unpaid principal balance was approximately $12.9 million.

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

Expenses.  The Asset Manager Affiliates expense costs, as incurred, with regard to the running of their operations. Primary operating expenses include employee compensation and benefits, the costs of identifying, evaluating, monitoring and servicing the CLO Fund investments managed by the Asset Manager Affiliates, and related overhead charges and expenses, including rental expense. The Asset Manager Affiliates share office space and certain other operating expenses. Katonah Debt Advisors has entered into an Overhead Allocation Agreement with its sole member, KCAP Financial. Trimaran Advisors has entered into such an allocation agreement with Katonah Debt Advisors. The Agreements provide for the sharing of such expenses based on an equal sharing of office lease costs and the ratable usage of other shared resources. Katonah Debt Advisors accounts for its operating leases, which may include escalations, in accordance with ASC 840-10, Leases, and expenses the lease payments associated with operating leases evenly during the lease term (including rent-free periods), beginning on the commencement of the lease term.

Interest Expenses.  Interest expense related to borrowings of the Asset Manager Affiliates is recorded on an accrual basis pursuant to the terms of the related borrowing agreements, however the CLO Funds they manage that are consolidated herein have issued rated and unrated bonds to finance their operations. Interest on CLO Fund liabilities is calculated by the third party trustee of the CLO Funds. Interest is accrued and generally paid quarterly. Distributions on the junior-most tranches of securities issued by each CLO Fund are recorded as an interest expense.

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors. The CLO Funds invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2015 and December 31, 2014, the Asset Manager Affiliates had approximately $2.7 billion and $3.0 billion of par value of assets under management, respectively.

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

The CLO Funds are primarily financed via capital contributed by subordinated noteholders and debt holders. Other than any investment in warehouse facilities in connection with the formation of a new CLO Fund, the Asset Manager Affiliates’ risk with respect to each investment in the CLO Funds they manage is limited to any uncollected management fees (as the Asset Manager Affiliates have no investment in the CLO Funds they have no exposure or benefits in the ownership of the CLO Funds securities). Therefore, the gains

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

or losses of the CLO Funds have not had a significant impact on the Asset Manager Affiliates’ financial position, results of operations or cash flows. The Asset Manager Affiliates have no right to the benefits from, nor do they bear the risks associated with, these investments, beyond the management fees generated from the CLO Funds. If the Asset Manager Affiliates were to liquidate, these investments would not be available to any general creditors of the Asset Manager Affiliates. Additionally, the collateral assets of consolidated CLO Funds are held solely to satisfy the obligations of the CLO Funds, and the investors in the consolidated CLO Funds have no recourse to the general credit of the Asset Manager Affiliates for the notes issued by the CLO Funds.

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

Fair value of consolidated CLO Funds

The investments held by consolidated CLO Funds are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of consolidated CLO Fund portfolio collateral, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. These investments mature at various dates between 2016 and 2023, pay interest at LIBOR plus a spread of up to 10%, and typically range in credit rating categories from AA down to unrated. At December 31, 2015, the unpaid par principal balance exceeded the fair value by approximately $152.7 million. Less than 1% of the collateral assets are in default as of December 31, 2015. At December 31, 2014, the unpaid par principal balance exceeded the fair value by approximately $71.4 million. Less than 1% of the collateral assets were in default as of December 31, 2014.

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

CLO Fund liabilities issued by consolidated CLO Funds have stated maturity dates between 2021 and 2027. The CLO Fund liabilities are issued in various tranches with different risk profiles and ratings. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.25% for the more senior tranches to 6.25% for the more subordinated tranches. At December 31, 2015, the outstanding par balance on the CLO Fund liabilities issued by consolidated CLO Funds exceeded their fair value by approximately $232 million. At December 31, 2014, the outstanding par balance on the CLO Fund liabilities issued by consolidated CLO Funds exceeded their fair value by approximately $257 million. The investors in the CLO Fund liabilities have no recourse to the general credit of the Asset Manager Affiliates. CLO Fund liabilities are recorded at fair value using an income approach, driven by cash flows expected to be received from the portfolio collateral assets. Market yields, default rates and recovery rates used in the Asset Manager Affiliates’ estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising market yields, default rates and lower debt recovery rates, the fair value, and therefore the carrying value, of the liabilities may be adversely affected. Once the undiscounted cash flows of the collateral assets have been determined, the Asset Manager Affiliates apply appropriate discount rates that a market participant would use, to determine the discounted cash flow valuation of the notes.

The carrying value of investments held and CLO Fund liabilities issued by CLO Funds is also their fair value. The following table presents the fair value hierarchy levels of investments held and CLO Fund liabilities issued by the CLO Funds, which are measured at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Investments of CLO Funds	$2,563.7	$—	$—	$2,563.7
Liabilities:
CLO Fund Liabilities	$2,649.1	$—	$—	$2,649.1

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

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

The following table shows a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2015	2014
Beginning balance	$2,846.7	$2,964.2
Purchase of investments	1,033.2	1,262.3
Proceeds from sale and redemption of investments	(1,195.2)	(1,318.9)
Realized and unrealized losses, net	(121.0)	(60.9)
Ending balance	$2,563.7	$2,846.7
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	$(95.4)	$(62.2)

As of December 31, 2015, the Asset Manager Affiliates’ Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	$49,843,198	Income Approach	Implied Effective Discount Rate	4.93% – 11.43%
	$2,497,983,775	Market Quote	Third-Party Bid-Ask Mid	10.8% – 101.0%
	$326		Option Value	0.4%
Equity Securities	$3,478,091	Market Quote	Third-Party Bid-Ask Mid	$0.128 – $23.505
CLO Fund Securities	$12,360,525	Discounted Cash Flow	Discount Rate	3.82% – 5.89%

The following table shows a reconciliation of the beginning and ending fair value measurements for Level III liabilities using significant unobservable inputs:

	For the year ended December 31,
($ in millions)	2015	2014
Beginning balance	$2,990.2	$3,079.8
Issuance of CLO Fund Liabilities	460.4	918.7
Prepayments, amortization, net	(694.6)	(974.5)
Unrealized depreciation	(106.9)	(33.8)
Ending balance	$2,649.1	$2,990.2
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$70.7	$(40.0)

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

As of December 31, 2015, the Asset Manager Affiliates’ Level III liabilities had the following valuation technique and significant inputs:

Asset Type	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
CLO Fund Liabilities	$2,649,104,285	Discounted Cash Flow	Discount Rate	2.10% – 11.25%

Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.

The CLO Funds managed by the Asset Manager Affiliate and that are consolidated herein, have issued rated and unrated securities to finance their operations. CLO Fund Liabilities are presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of CLO Fund liabilities is approximately $2.9 billion and $3.2 billion respectively as of December 31, 2015 and December 31, 2014.

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

In accordance with the purchase agreement, Commodore was deemed the acquirer of Trimaran and accounted for the acquisition as a business combination. The assets acquired (no liabilities were assumed) by Commodore through this acquisition were “pushed-down” to Trimaran. The purchase price allocation included the fair value of the identifiable intangible assets acquired, which consist of four CLO management contracts, of approximately $15.7 million, resulting in goodwill of $22.8 million. The CLO management contracts are being amortized over the estimated lives of the contracts (3-5 years). For the years ended December 31, 2015, 2014 and 2013, the Company recognized amortization expense of approximately $2.3 million, $5.3 million and $3.5 million, respectively, relating to the management contracts, which resulted in a net carrying amount of $1.6 million, $3.9 million and $9.2 million as of December 31, 2015, 2014 and 2013, respectively. Additionally, one managed CLO Fund was called in 2015 and as a result, the remaining unamortized intangible asset of $599,000 was fully expensed. During 2014, two managed CLO Funds were called, and as a

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

4. BUSINESS COMBINATION  – (continued)

result the remaining unamortized intangible asset of $1.7 million was fully expensed. The following table summarizes future amortization amounts relating to the Trimaran VII management contract as of December 31, 2015:

Year	Expected Amortization
2016	$1,310,164
2017	327,541
Total	$1,637,705

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

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

The components of income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013 are as follows:

	For the year ended December 31,
	2015	2014	2013
Current income tax expense:
Federal	$1,290,664	$2,792,440	$508,874
State & local	125,443	2,370,115	292,533
Total net current income tax expense	1,416,107	5,162,555	801,407
Deferred income tax expense (benefit):
Federal	3,250,138	(590,934)	(1,883,479)
State & local	975,980	(418,023)	424,735
Total net deferred income tax expense (benefit)	4,226,118	(1,008,957)	(1,458,744)
Total income tax expense (benefit)	$5,642,225	$4,153,598	$(657,337)

The Asset Manager Affiliates’ effective income tax rate was (11.2)%, 5.6% and (4.8)% for tax years 2015, 2014 and 2013, respectively. The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is primarily due to tax goodwill amortization, the CLO funds having no tax consequences, and a valuation allowance was established during the year.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the combined financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	For the year ended December 31,
	2015	2014
Deferred income tax assets:
Restricted stock	$481,847	$380,138
Intangible depreciation/amortization	3,524,376	1,887,774
Compensation	1,092,024	1,505,045
Other	79,399	102,335
Less: Valuation allowance	(3,630,872)	—
Total deferred tax assets	(1,546,775)	3,875,292
Deferred income tax liabilities:
Amortization of Goodwill	(2,144,287)
Other	(52,457)	(299,144)
Total deferred tax liabilities	(2,196,745)	(299,144)
Net deferred tax (liabilities) assets	$(649,970)	$3,576,148

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

At December 31, 2015 and 2014 the Asset Manager Affiliates had no federal or state net loss carryovers available to offset future taxable income.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

Asset Manager Affiliates adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 1, 2009. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Asset Manager Affiliates has not recorded a liability for any unrecognized tax benefits nor are they aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. With a few exceptions, the Asset Manager Affiliates are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2012.

6. COMMITMENTS AND CONTINGENCIES

The CLO Funds have no commitments to fund investments as of December 31, 2015, and had approximately $1.1 million as of December 31, 2014, respectively. The Asset Manager Affiliates have commitments under lease obligations.

Rent expense was approximately $360,000, $277,000 and $346,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes minimum future lease payments as of December 31, 2015:

Contractual Obligations	2016	2017	2018	2019	2020	More than 5 years
Operating lease obligations	$369,432	$369,432	$369,432	$387,391	$400,218	$1,367,412

The following table summarizes our long-term debt as of 2015:

Consolidated Variable Interest Entities Debt:	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (In years)
CLO Debt(1)	$2,649,104,285	2.19%	9.18

The following table summarizes our long-term debt as of 2014:

Consolidated Variable Interest Entities Debt:	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (In years)
CLO Debt(1)	$2,990,211,629	1.77%	8.32

(1)	Long-term debt of the VIEs is recorded at fair value. This includes the fair value of the subordinated notes issued by the VIEs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the VIEs debt (excluding subordinated notes) was $2.7 billion and $2.8 billion as of December 31, 2015 and 2014, respectively.

7. MEMBER’S EQUITY

The member interests of the Asset Manager Affiliates is held solely by KCAP Financial. KCAP Financial owns 100% of Katonah Debt Advisors, Katonah 2007-1 Management, LLC, Katonah X Management, LLC and Commodore Holdings, which wholly owns Trimaran Advisors, and Trimaran Advisors Management.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

8. OTHER EMPLOYEE COMPENSATION

The Asset Manager Affiliates adopted a 401(k) plan (“401K Plan”) effective January 1, 2007 that it shares with its sole shareholder, KCAP Financial. The 401K Plan is open to all full time employees. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Asset Manager Affiliates make contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which vests 20% per year over five years. For the year ended December 31, 2015, 2014 and 2013, Asset Manager Affiliates made contributions to the 401K Plan of approximately $38,000, $38,000 and $102,000 respectively.

The Asset Manager Affiliates also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Asset Manager Affiliates for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. The Asset Manager Affiliates may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2015, 2014 and 2013, the Asset Manager Affiliates made contributions of approximately $394,000, $396,000 and $315,000 to the Profit-Sharing Plan, respectively.

Certain employees of Asset Manager Affiliates may receive restricted stock grants in the stock of Asset Manager Affiliates’ sole member, KCAP Financial. For the years ended December 31, 2015, 2014 and 2013, non-cash compensation expense of approximately $897,000, $589,000 and $252,000 respectively, was expensed at Asset Manager Affiliates related to an allocated reimbursable expense for a grant of restricted stock of KCAP Financial.

9. RELATED PARTY TRANSACTION

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and increased from $20 million to $23 million. At both December 31, 2015 and 2014, there was $23 million outstanding under the Trimaran Credit Facility. Interest expense on this facility was $1.7 million, $2.0 million and $1.5 million for the years ending December 31, 2015, 2014 and 2013, respectively.

10. SUBSEQUENT EVENTS

On March 7, 2016, Trimaran Advisors, LLC repaid $7.0 million of principal value of borrowings under the Trimaran Credit Facility.

The Company has evaluated events and transactions through March 9, 2016, which is the date the financial statements were issued for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Report of Independent Auditors

The Board of Directors and Shareholders of
Katonah 2007-I CLO Ltd.

We have audited the accompanying financial statements of Katonah 2007-I CLO Ltd. (the “Fund”), which comprise the statements of net assets, including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in net assets, and cash flows for the years then ended, and the related notes to the combined financial statements.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katonah 2007-I CLO Ltd. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
March 9, 2016

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
KCAP Financial, Inc.

We have audited the accompanying financial statements of Katonah 2007-I CLO Ltd., which comprise the statement of net assets, including the schedule of investments, as of December 31, 2013 (not included herein), and the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes to the financial statements.

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

Auditor’s responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

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

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2014

KATONAH 2007-I CLO LTD.

STATEMENTS OF NET ASSETS

	As of December 31, 2015	As of December 31, 2014
ASSETS
Investments at fair value:
Debt securities	$234,403,150	$259,163,759
Equity securities	2,830	1,649
CLO rated notes	12,360,525	14,208,540
Total investments at fair value	246,766,505	273,373,948
Cash	17,301,178	14,939,994
Accrued interest receivable	501,574	631,388
Receivable for open trades	820,593	—
Total assets	$265,389,850	$288,945,330
LIABILITIES
CLO Fund liabilities at fair value	$261,433,473	$290,699,426
Accrued interest payable	1,565,632	1,835,809
Payable for open trades	6,006,038	—
Accounts payable and accrued expenses	154,079	184,636
Due to affiliates	3,889	10,852
Total liabilities	269,163,111	292,730,723
Commitments and Contingencies	—	—
NET ASSETS
Total net assets	$(3,773,261)	$(3,785,393)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
Income
Interest income from investments	$10,178,631	$11,690,586	$12,591,277
Interest income from cash and time deposits	1,288	1,922	2,761
Other income	425,490	32,346	652,959
Total income	10,605,409	11,724,854	13,246,997
Expenses
Interest expense	9,146,858	10,736,878	11,758,985
Management fees	714,061	805,526	811,758
Trustee fees	77,443	109,164	89,309
Professional fees	180,463	178,954	143,068
Administrative and other	86,528	125,224	73,964
Total expenses	10,205,353	11,955,746	12,877,084
Net realized and unrealized losses	(387,924)	(9,089,440)	(3,169,825)
Increase/(Decrease) in net assets resulting from operations	$12,132	$(9,320,332)	$(2,799,912)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF CHANGES IN NET ASSETS

Net Assets
Balance at January 1, 2013	$8,334,851
Decrease in net assets resulting from operations	(2,799,912)
Balance at January 1, 2014	5,534,939
Decrease in net assets resulting from operations	(9,320,332)
Balance at December 31, 2014	(3,785,393)
Increase in net assets resulting from operations	12,132
Balance at December 31, 2015	$(3,773,261)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Increase/(Decrease) in net assets resulting from operations	$12,132	(9,320,332)	$(2,799,912)
Adjustments to reconcile increase/(decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized and unrealized losses (gains) on investments	6,651,428	5,807,622	(909,471)
Change in unrealized (gains) loss on debt	(6,263,504)	3,281,818	4,079,296
Purchase of investments	(93,243,381)	(29,960,071)	(116,281,142)
Proceeds from sale and redemption of investments	113,199,395	61,206,288	117,165,606
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	129,814	43,523	62,712
(Decrease)/increase in accounts payable and accrued expenses	(37,520)	10,366	(10,580)
Increase in receivable for open trades	(820,593)	—	—
Decrease in due from affiliates	—	10,852	—
Increase/(decrease) in payable for open trades	6,006,038	(4,013,750)	1,043,750
Decrease in accrued interest expense	(270,176)	(254,559)	(108,626)
Net cash provided by operating activities	25,363,633	26,811,757	2,241,633
Cash used in Financing Activities:
Repayments of Debt	(23,002,449)	(27,132,006)	—
	(23,002,449)	(27,132,006)	—
CHANGE IN CASH	2,361,184	(320,249)	2,241,633
CASH, BEGINNING OF YEAR	14,939,994	15,260,243	13,018,610
CASH, END OF YEAR	$17,301,178	14,939,994	$15,260,243
Supplemental Information:
Interest paid	$9,417,035	10,991,437	$11,867,611

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2015

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	$2,469,655	$2,484,379	$2,465,790
Allison Transmission, Inc. Automobile	Term B-3 Loan — 3.5% Cash, Due 8/19	4,720,274	4,688,227	4,698,160
Aramark Corporation Diversified/Conglomerate Service	U.S. Term F Loan — 3.3% Cash, Due 2/21	2,526,481	2,443,445	2,506,484
Armstrong World Industries, Inc.(3) Buildings and Real Estate(3)	Term Loan B — 3.5% Cash, Due 3/20	972,500	972,500	967,638
Ascena Retail Group, Inc. (Anntaylor Retail, Inc.) Retail Stores	Tranche B Term Loan — 5.3% Cash, Due 8/22	2,000,000	1,846,016	1,880,000
Asurion, LLC (fka Asurion Corporation) Insurance	Incremental Tranche B-1 Term Loan — 5.0% Cash, Due 5/19	1,121,067	1,095,258	1,053,456
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.0% Cash, Due 3/19	1,544,939	1,534,683	1,543,324
Belfor USA Group Inc. Ecological	Tranche B Term Loan — 3.8% Cash, Due 4/19	1,611,699	1,615,203	1,601,626
Berry Plastics Corporation Containers, Packaging and Glass	Term E Loan — 3.8% Cash, Due 1/21	2,591,612	2,507,141	2,559,386
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-3 Loan — 4.3% Cash, Due 8/21	2,321,888	2,290,743	2,298,669
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,267,378	1,260,465	1,268,170
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan — 3.5% Cash, Due 8/18	721,164	719,601	710,123
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	966,429	964,983	969,449
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C-3 Loan — 2.5% Cash, Due 10/18	1,251,599	1,214,068	1,254,509
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 3.8% Cash, Due 2/19	1,879,918	1,871,491	1,854,070
Charter Communications Operating, LLC (aka CCO Safari LLC) Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 1/21	1,483,706	1,475,779	1,457,370
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2018 Term F Loans — 3.7% Cash, Due 12/18	1,209,226	258,686	1,195,368
CHS/Community Health Systems, Inc. Healthcare & Pharmaceuticals	Incremental 2019 Term G Loan — 3.8% Cash, Due 12/19	1,062,209	1,059,907	1,038,145
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2021 Term H Loan — 4.0% Cash, Due 1/21	2,160,738	2,137,064	2,131,415
Ciena Corporation Electronics	Term Loan — 3.8% Cash, Due 7/19	2,977,387	2,992,956	2,953,195
Commscope, Inc. Telecommunications	Tranche 4 Term Loan — 3.3% Cash, Due 1/18	261,875	262,083	261,057
Consolidated Communications, Inc. Telecommunications	Initial Term Loan — 4.3% Cash, Due 12/20	2,917,802	2,898,785	2,903,227
Container Store, Inc., The Retail Stores	Term Facility — 4.3% Cash, Due 4/19	1,678,935	1,682,649	1,553,015
ConvaTec Inc. Healthcare, Education and Childcare	Dollar Term Loan — 4.3% Cash, Due 6/20	1,162,658	1,165,259	1,145,223
Crown Castle Operating Company(3) Buildings and Real Estate(3)	Extended Incremental Tranche B-2 Term Loan — 3.0% Cash, Due 1/21	2,888,746	2,878,350	2,881,235
David’s Bridal, Inc. Retail Stores	Initial Term Loan — 5.3% Cash, Due 10/19	477,723	475,142	397,942

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Tranche B Term Loan Retired 02/10/2016 — 2.4% Cash, Due 4/16	$2,242,828	$2,242,828	$2,242,827
Delta 2 (Lux) S.a r.l (aka Formula One) Leisure, Amusement, Motion Pictures, Entertainment	Facility B3 (USD) — 4.8% Cash, Due 7/21	3,421,774	3,400,280	3,319,121
Delta Air Lines, Inc. Personal Transportation	2014 Term B-2 Loan — 2.7% Cash, Due 4/16	3,402,908	3,406,970	3,397,583
Dex Media West LLC Printing and Publishing	New Term Loan — 8.0% Cash, Due 12/16	695,444	692,438	379,017
DJO Finance LLC Healthcare, Education and Childcare	Initial Term Loan — 4.3% Cash, Due 6/20	1,955,250	1,980,808	1,908,813
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 6.8% Cash, Due 5/18	3,731,318	3,718,832	3,689,341
Education Management II LLC(2) Healthcare, Education and Childcare	Tranche A Term Loan — 5.5% Cash, Due 7/20	200,289	201,304	50,071
Education Management II LLC(2) Healthcare, Education and Childcare	Tranche B Term Loan — 8.5% Cash, Due 7/20	350,666	352,357	37,872
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (First Lien) — 2.8% Cash, Due 7/17	1,743,896	1,663,494	1,409,286
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (Second Lien) — 2.8% Cash, Due 7/17	1,516,318	1,446,409	1,232,009
Essential Power, LLC Utilities	Term Loan — 4.8% Cash, Due 8/19	932,448	925,235	921,668
FCA US LLC (fka Chrysler Group LLC) Automobile	Term Loan B — 3.5% Cash, Due 5/17	3,067,549	2,960,527	3,061,797
Federal-Mogul Corporation Automobile	Tranche B Term Loan (2014) — 4.0% Cash, Due 4/18	1,566,456	1,529,147	1,415,191
Fender Musical Instruments Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Initial Loan — 5.8% Cash, Due 4/19	1,884,150	1,874,862	1,867,664
First Data Corporation Banking, Finance, Insurance & Real Estate	2018 New Dollar Term Loan — 3.9% Cash, Due 3/18	2,903,500	2,900,493	2,870,632
First Data Corporation Banking, Finance, Insurance & Real Estate	New 2022B Dollar Term Loan — 4.2% Cash, Due 7/22	2,546,500	2,546,500	2,513,714
Gardner Denver, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Initial Dollar Term Loan — 4.3% Cash, Due 7/20	2,232,868	2,184,383	2,016,838
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	870,762	873,222	848,997
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,910,000	2,894,196	1,847,850
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.9% Cash, Due 6/17	2,414,520	2,417,333	2,342,084
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	943,396	943,396	940,472
HCA Inc. Healthcare, Education and Childcare	Tranche B-4 Term Loan — 3.4% Cash, Due 5/18	2,932,500	2,893,337	2,932,515
HCR Healthcare, LLC Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	476,250	474,710	452,142
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 3.8% Cash, Due 3/18	3,894,660	3,894,343	3,891,252
Hertz Corporation, The Personal Transportation	Tranche B-2 Term Loan — 3.0% Cash, Due 3/18	953,050	950,930	946,198
Huntsman International LLC Chemicals, Plastics and Rubber	2015 Extended Term B Dollar Loan — 3.3% Cash, Due 4/19	2,719,781	2,610,970	2,678,304
Ineos US Finance LLC Chemicals, Plastics and Rubber	2020 Dollar Term Loan — 3.8% Cash, Due 12/20	6,376,839	6,398,337	6,137,707
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-5 Term Loan — 3.8% Cash, Due 6/20	2,352,008	2,363,429	2,214,321

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Integra Telecom Holdings, Inc. Telecommunications	Term B-1 Loan — 5.3% Cash, Due 8/20	$416,454	$417,393	$404,377
International Architectural Products, Inc.(2) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 0.0% Cash, Due 5/15	81,467	81,467	326
J. Crew Group, Inc. Retail Stores	Initial Loan — 4.0% Cash, Due 3/21	3,880,774	3,883,610	2,528,324
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	New Tranche B Term Loan — 3.0% Cash, Due 3/18	4,769,734	4,749,934	4,773,216
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	861,507	860,028	859,353
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,293,564	1,291,965	1,251,524
Jo-Ann Stores, Inc. Retail Stores	Term B Loan — 4.0% Cash, Due 3/18	941,546	943,733	885,054
KAR Auction Services, Inc. Automobile	Tranche B-1 Term Loan — 3.1% Cash, Due 3/17	679,145	680,354	679,430
KAR Auction Services, Inc. Automobile	Tranche B-2 Term Loan — 3.5% Cash, Due 3/21	3,407,047	3,453,066	3,402,788
Key Safety Systems, Inc. Automobile	Initial Term Loan — 4.8% Cash, Due 8/21	1,364,058	1,340,031	1,329,956
Kronos Incorporated Diversified/Conglomerate Service	Incremental Term Loan (First Lien) — 4.5% Cash, Due 10/19	978,389	975,600	964,941
Landry’s Inc. (fka Landry’s Restaurants, Inc.) Beverage, Food and Tobacco	B Term Loan — 4.0% Cash, Due 4/18	1,538,848	1,548,166	1,533,324
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Term B Loan — 3.3% Cash, Due 12/20	3,201,595	3,172,481	3,174,782
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B-1 Loan — 3.5% Cash, Due 8/20	472,878	471,316	472,434
LPL Holdings, Inc. Finance	2021 Tranche B Term Loan — 4.3% Cash, Due 3/21	1,930,500	1,921,055	1,901,543
MCC Iowa LLC Broadcasting and Entertainment	Tranche J Term Loan — 3.8% Cash, Due 6/21	690,439	680,992	685,046
Mediacom Illinois, LLC (fka Mediacom Communications, LLC) Broadcasting and Entertainment	Tranche F Term Loan — 2.9% Cash, Due 3/18	5,895,000	5,886,840	5,801,063
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 3.2% Cash, Due 11/19	1,000,000	995,545	996,250
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-2 Loan — 3.5% Cash, Due 10/17	3,391,643	3,392,700	3,351,791
NEP/NCP Holdco, Inc.- Broadcasting and Entertainment	Amendment No. 4 Incremental Term Loan (First Lien) — 4.3% Cash, Due 1/20	2,454,312	2,435,744	2,313,189
Newsday, LLC Printing and Publishing	Term Loan — 3.9% Cash, Due 10/16	3,984,627	3,989,720	3,989,608
Nielsen Finance LLC (VNU, Inc.) Broadcasting and Entertainment	Class B-1 Term Loan — 2.5% Cash, Due 5/17	5,402,525	5,407,617	5,400,283
NRG Energy, Inc. Utilities	Term Loan (2013) — 2.8% Cash, Due 7/18	955,481	954,306	932,191
OCI Beaumont LLC Chemicals, Plastics and Rubber	Term B-3 Loan — 6.5% Cash, Due 8/19	2,486,113	2,518,346	2,510,974
Omnova Solutions, Inc. Chemicals, Plastics and Rubber	Term B-1 Loan — 4.3% Cash, Due 5/18	359,276	358,928	358,827
Onex Carestream Finance LP Healthcare, Education and Childcare	Term Loan (First Lien 2013) — 5.0% Cash, Due 6/19	2,429,369	2,445,779	2,200,608
Pacific Drilling S.A Oil and Gas	Term Loan — 4.5% Cash, Due 6/18	2,185,768	2,189,041	961,738
PetCo Animal Supplies, Inc. Retail Stores	New Loan Retired 01/26/2016 — 4.0% Cash, Due 11/17	5,328,526	5,297,286	5,321,359

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Petroleum GEO-Services ASA (PGS Finance, Inc) Oil and Gas	Extended Term Loan — 3.3% Cash, Due 3/21	$4,912,500	$4,912,500	$3,468,225
PQ Corporation Chemicals, Plastics and Rubber	2014 Term Loan — 4.0% Cash, Due 8/17	4,916,982	4,915,840	4,887,013
QCE, LLC (Quiznos)(2) Personal, Food and Miscellaneous Services	Existing Term Loan — 0.0% Cash, Due 9/20	449,499	449,486	59,932
Quikrete Holdings, Inc.(3) Buildings and Real Estate(3)	Initial Loan (First Lien) — 3.0% Cash, Due 9/20	2,230,000	2,218,850	2,208,748
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.8% Cash, Due 4/22	421,935	420,869	181,565
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.8% Cash, Due 11/17	963,677	969,660	962,728
Revlon Consumer Products Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Replacement Term Loan — 3.3% Cash, Due 12/18	4,480,361	4,498,987	4,476,150
Reynolds Group Holdings Inc. Containers, Packaging and Glass	Incremental U.S. Term Loan — 4.5% Cash, Due 10/17	2,058,619	2,058,619	2,042,109
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 11/18	2,597,871	2,569,219	1,850,983
RPI Finance Trust Healthcare, Education and Childcare	Term B-3 Term Loan — 3.3% Cash, Due 6/18	2,487,277	2,506,353	2,483,385
Schaeffler AG (formerly named INA Beteiligungsgesellschaft mit beschränkter Haftung) Automobile	Facility B-USD — 4.3% Cash, Due 5/20	1,015,385	1,020,391	1,018,685
Select Medical Corporation Healthcare, Education and Childcare	Series E Tranche B Term Loan — 5.0% Cash, Due 1/18	2,104,406	2,092,431	2,091,254
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.1% Cash, Due 10/21	4,593,750	4,537,373	4,455,938
Sensata Technologies B.V. (Sensata Technologies Finance Company, LLC) Electronics	Sixth Amendment Term Loan — 3.0% Cash, Due 4/20	560,135	556,355	551,851
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 9/19	66,983	66,865	65,978
Steinway Musical Instruments, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Loan (First Lien) — 4.8% Cash, Due 3/19	2,000,000	1,985,239	1,972,500
Telesat Canada Telecommunications	U.S. Term B-2 Loan — 3.5% Cash, Due 12/17	2,960,078	2,937,884	2,920,605
TPF Generation Holdings, LLC Utilities	Term Loan — 4.8% Cash, Due 2/20	188,393	182,268	168,611
TransDigm Inc. Aerospace and Defense	Tranche C Term Loan — 3.8% Cash, Due 3/20	3,791,455	3,742,603	3,708,251
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.5% Cash, Due 2/20	$2,499,471	$2,487,925	$2,224,005
TWCC Holding Corp. Broadcasting and Entertainment	Term B-1 Loan Retired 01/29/2016 — 5.8% Cash, Due 3/20	2,924,754	2,905,902	2,926,318
Univision Communications Inc. Broadcasting and Entertainment	Replacement First-Lien Term Loan — 4.0% Cash, Due 12/19	3,239,279	3,218,251	3,176,113
UPC Financing Partnership Broadcasting and Entertainment	Facility AH — 3.3% Cash, Due 6/21	700,000	704,142	688,517
Valeant Pharmaceuticals International, Inc. Healthcare, Education and Childcare	Series C-2 Tranche B Term Loan — 3.8% Cash, Due 10/19	1,389,000	1,343,190	1,344,205
Vertafore, Inc. Electronics	Term Loan (2013) — 4.3% Cash, Due 11/19	892,097	892,097	885,964
VFH Parent LLC Finance	Term Loan (2013) — 5.3% Cash, Due 12/20	985,103	994,592	980,177
Walter Investment Management Corp. Finance	Tranche B Term Loan — 4.8% Cash, Due 12/19	2,454,158	2,445,426	2,124,393

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 3.8% Cash, Due 6/18	$249,643	$248,233	$248,551
West Corporation Diversified/Conglomerate Service	Term B-10 Loan — 3.3% Cash, Due 7/17	3,776,796	3,756,691	3,722,844
WideOpenWest Finance, LLC Telecommunications	Term B-1 Loan 2013 — 3.8% Cash, Due 8/19	4,724,229	4,740,543	4,598,234
Windstream Services, LLC (fka Windstream Corporation) Telecommunications	Tranche B-5 Term Loan — 3.5% Cash, Due 2/17	5,954,430	5,954,430	5,801,848
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/20	1,829,576	1,825,076	1,767,828
Zuffa, LLC Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 3.8% Cash, Due 6/19	2,294,791	2,287,980	2,242,011
Total Investment in Debt Securities		246,578,754	244,325,246	234,403,150

Equity Securities Portfolio

Portfolio Company/Principal Business	Equity Investment	Shares	Cost	Value(2)
Education Management Corporation(2)	Series A-1 Preferred Shares	2,670	$—	$2,670
QCE, LLC (Quiznos)(2)	New Common Stock	1,256	—	160
Total Investment in Equity Securities (100% of net asset value at fair value)			$—	$2,830

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Value
APID 2007-5A(1) CLO Rated Notes	Floating – 04/2021 – D – 03761XAG5	$1,000,000	$1,000,000	$963,108
HLCNL 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 40537AAA3	3,000,000	2,968,134	2,902,077
MDPK 2007-4A(1) CLO Rated Notes	Floating – 03/2021 – D – 55817UAF7	2,000,000	2,000,000	1,869,623
NAVIG 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 63937HAD0	3,000,000	3,000,000	2,910,373
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – C – 89288BAG6	3,000,000	3,000,000	2,778,118
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – D – 89288AAA1	1,000,000	1,000,000	937,226
Total Investment in CLO Rated Notes		13,000,000	12,968,134	12,360,525
Total Investments		$259,578,754	$257,293,380	$246,766,505

(1)	Investment in a Collateralized Loan Obligation Fund
(2)	Loan on non-accrual status
(3)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2014

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	$490,000	$488,041	$487,244
Alaska Communications Systems Holdings, Inc. Telecommunications	Term Loan — 6.3% Cash, Due 10/16	2,872,467	2,860,913	2,872,467
Allison Transmission, Inc. Automobile	Term B-2 Loan — 2.9% Cash, Due 8/17	136,863	132,975	136,755
Allison Transmission, Inc. Automobile	Term B-3 Loan — 3.8% Cash, Due 8/19	3,046,843	3,013,146	3,019,633
AMC Entertainment Inc. Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 3.5% Cash, Due 4/20	6,586,942	6,593,496	6,496,371
Aramark Corporation Diversified/Conglomerate Service	U.S. Term F Loan — 3.3% Cash, Due 2/21	2,552,196	2,452,038	2,517,907
Armored AutoGroup Inc. (fka Viking Acquisition Inc.) Personal and Non Durable Consumer Products (Mfg. Only)	New Term Loan — 6.0% Cash, Due 11/16	465,000	463,479	461,317
Armstrong World Industries, Inc. Buildings and Real Estate	Term Loan B — 3.5% Cash, Due 3/20	982,500	982,500	973,599
Asurion, LLC (fka Asurion Corporation) Insurance	Incremental Tranche B-1 Term Loan — 5.0% Cash, Due 5/19	958,715	962,083	948,275
Asurion, LLC (fka Asurion Corporation) Insurance	Non-Amortizing Term Loan (First Lien) — 3.8% Cash, Due 3/17	2,500,000	2,490,892	2,478,138
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.0% Cash, Due 3/19	1,560,825	1,547,229	1,543,266
Berry Plastics Corporation Containers, Packaging and Glass	Term E Loan — 3.8% Cash, Due 1/21	2,591,612	2,490,312	2,529,142
Big Heart Pet Brands (fka Del Monte Corporation) Beverage, Food and Tobacco	Initial Term Loan — 3.5% Cash, Due 3/20	2,740,772	2,744,696	2,637,993
Biomet, Inc. Healthcare, Education and Childcare	Dollar Term B-2 Loan — 3.7% Cash, Due 7/17	2,690,775	2,673,717	2,682,366
BPA Laboratories Inc. Healthcare, Education and Childcare	Term Loan (First Lien) — 2.7% Cash, Due 7/17	1,743,896	1,610,040	1,572,410
BPA Laboratories Inc. Healthcare, Education and Childcare	Term Loan (Second Lien) — 2.7% Cash, Due 7/17	1,516,318	1,399,930	1,344,474
Bragg Communications Incorporated Broadcasting and Entertainment	Term Loan B — 3.5% Cash, Due 2/18	5,658,331	5,697,763	5,658,331
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-3 Loan — 4.3% Cash, Due 8/21	2,488,182	2,448,868	2,459,158
Calpine Corporation Utilities	Term Loan (3/11) — 4.0% Cash, Due 4/18	962,500	962,500	955,281
Calpine Corporation Utilities	Term Loan (6/11) — 4.0% Cash, Due 4/18	2,895,000	2,884,566	2,873,288
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,284,355	1,275,210	1,261,879
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan — 3.5% Cash, Due 8/18	729,906	727,712	715,081
CBRE Services, Inc. (fka CB Richard Ellis Services, Inc.). Buildings and Real Estate	Tranche B Term Loan — 2.9% Cash, Due 3/21	1,572,000	1,565,872	1,567,088
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	966,429	964,638	967,153
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C-3 Loan — 2.5% Cash, Due 10/18	1,264,273	1,212,980	1,264,962

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/19	$1,899,929	$1,888,684	$1,874,337
Charter Communications Operating, LLC (aka CCO Safari LLC) Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 1/21	1,498,923	1,489,318	1,472,385
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	2017 Term E Loan — 3.5% Cash, Due 1/17	1,218,364	1,212,543	1,213,368
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	2021 Term D Loan — 4.3% Cash, Due 1/21	3,247,343	3,212,683	3,244,972
Cinemark USA, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.2% Cash, Due 12/19	2,940,000	2,947,059	2,918,685
Consolidated Communications, Inc. Telecommunications	Initial Term Loan — 4.3% Cash, Due 12/20	2,947,575	2,924,508	2,931,909
Covanta Energy Corporation Ecological	Term Loan — 3.3% Cash, Due 3/19	660,000	657,997	658,970
Crown Castle Operating Company Buildings and Real Estate	Extended Incremental Tranche B-2 Term Loan — 3.0% Cash, Due 1/21	2,918,223	2,905,656	2,876,886
David’s Bridal, Inc. Retail Stores	Initial Term Loan — 5.3% Cash, Due 10/19	477,723	474,458	456,424
Delta 2 (Lux) S.a r.l Leisure, Amusement, Motion Pictures, Entertainment	Facility B3 (USD) — 4.8% Cash, Due 7/21	3,421,774	3,396,429	3,349,780
Dex Media West LLC Printing and Publishing	New Term Loan — 8.0% Cash, Due 12/16	802,692	795,745	705,566
DJO Finance LLC (ReAble Therapeutics Fin LLC) Healthcare, Education and Childcare	New Tranche B Term Loan — 4.3% Cash, Due 9/17	1,965,100	1,988,287	1,925,798
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 6.8% Cash, Due 5/18	3,778,528	3,760,479	3,797,421
Dunkin’ Brands, Inc. Personal, Food and Miscellaneous Services	Term B-4 Loan — 3.3% Cash, Due 2/21	2,131,738	2,100,720	2,081,120
Education Management LLC(3) Healthcare, Education and Childcare	Tranche C-2 Term Loan — 0.0% Cash, Due 6/16	1,558,253	1,560,738	708,226
Epicor Software Corporation (fka Eagle Parent Inc.) Electronics	Term B-2 Loan — 4.0% Cash, Due 5/18	1,864,054	1,849,531	1,844,249
EquiPower Resources Holdings, LLC Utilities	Term B Advance (First Lien) — 4.3% Cash, Due 12/18	1,380,022	1,367,347	1,374,274
Essential Power, LLC Utilities	Term Loan — 4.8% Cash, Due 8/19	942,322	933,009	925,831
FCA US LLC (fka Chrysler Group LLC) Automobile	Term Loan B — 3.5% Cash, Due 5/17	2,899,837	2,714,079	2,890,007
Federal-Mogul Corporation Automobile	Tranche B Term Loan (2014) — 4.0% Cash, Due 4/18	1,582,319	1,528,157	1,562,050
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	995,722	999,421	971,248
Genpact Limited Diversified/Conglomerate Service	Term Loan — 3.5% Cash, Due 8/19	490,038	488,398	485,955
Gentiva Health Services, Inc. Healthcare, Education and Childcare	Initial Term B Loan — 6.5% Cash, Due 10/19	3,390,400	3,219,451	3,388,298
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,940,000	2,919,828	2,707,240
Graceway Pharmaceuticals, LLC(3) Healthcare, Education and Childcare	Term B Loan (First Lien) Sold Out 09/28/2012 — 0.0% Cash, Due 5/12	29,332	29,309	29,625
Hamilton Lane Advisors, L.L.C. Finance	Loan — 4.0% Cash, Due 2/18	700,022	696,321	686,022
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.5% Cash, Due 6/17	1,684,377	1,684,377	1,680,873
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	968,553	968,553	973,396

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
HCA Inc. Healthcare, Education and Childcare	Tranche B-4 Term Loan — 3.0% Cash, Due 5/18	$2,962,500	$2,905,967	$2,942,829
HCR ManorCare, Inc. (fka HCR Healthcare, LLC) Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	481,250	479,007	463,504
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 4.0% Cash, Due 3/18	3,934,811	3,934,345	3,861,033
Hertz Corporation, The Personal Transportation	Tranche B-2 Term Loan — 3.5% Cash, Due 3/18	962,850	959,731	939,583
Huntsman International LLC Chemicals, Plastics and Rubber	Extended Term B Loan — 2.7% Cash, Due 4/17	2,266,992	2,220,325	2,230,154
Ineos US Finance LLC Chemicals, Plastics and Rubber	Cash Dollar Term Loan — 3.8% Cash, Due 5/18	3,935,059	3,945,080	3,825,959
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-5 Term Loan — 3.8% Cash, Due 6/20	2,376,449	2,390,597	2,310,621
International Architectural Products, Inc.(3) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 0.0% Cash, Due 5/15	81,467	81,467	—
J. Crew Group, Inc. Retail Stores	Initial Loan — 4.0% Cash, Due 3/21	3,920,172	3,923,591	3,704,563
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	New Tranche B Term Loan — 2.7% Cash, Due 3/18	1,925,036	1,875,187	1,923,236
Jazz Pharmaceuticals, Inc. Healthcare, Education and Childcare	Tranche 2 Term Loan — 3.3% Cash, Due 6/18	1,980,000	1,972,187	1,959,378
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	861,507	859,411	855,045
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,454,728	1,451,490	1,431,998
Jo-Ann Stores, Inc. Retail Stores	Term B Loan — 4.0% Cash, Due 3/18	984,962	988,287	959,107
KAR Auction Services, Inc. Automobile	Tranche B-2 Term Loan — 3.5% Cash, Due 3/21	3,449,234	3,504,791	3,397,495
Key Safety Systems, Inc. Automobile	Initial Term Loan — 4.8% Cash, Due 8/21	1,377,871	1,349,316	1,370,982
Kronos Incorporated Diversified/Conglomerate Service	Incremental Term Loan (First Lien) — 4.5% Cash, Due 10/19	981,362	977,834	975,886
Landry’s Inc. (fka Landry’s Restaurants, Inc.) Beverage, Food and Tobacco	B Term Loan — 4.0% Cash, Due 4/18	2,666,667	2,691,051	2,654,000
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Term B Loan — 3.3% Cash, Due 12/20	3,234,265	3,198,929	3,220,794
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B-1 Loan — 3.5% Cash, Due 8/20	477,716	475,797	474,133
Longview Power, LLC(3) Utilities	2017 Term Loan — 0.0% Cash, Due 10/17	828,079	760,275	538,252
Longview Power, LLC Utilities	DIP Delayed Term Loan — 5.6% Cash, Due 11/15	2,821,995	1,749,637	2,821,995
LPL Holdings, Inc. Finance	2013 Incremental Tranche B Term Loan — 3.3% Cash, Due 3/19	1,945,350	1,938,334	1,928,328
MCC Iowa LLC Broadcasting and Entertainment	Tranche J Term Loan — 3.8% Cash, Due 6/21	697,448	686,170	684,078
Mediacom Illinois, LLC (fka Mediacom Communications, LLC) Broadcasting and Entertainment	Tranche F Term Loan — 2.6% Cash, Due 3/18	5,955,000	5,943,088	5,843,344
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 2.9% Cash, Due 11/19	1,000,000	994,404	953,125
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-2 Loan — 3.5% Cash, Due 10/17	1,342,239	1,350,922	1,307,569
Newsday, LLC Printing and Publishing	Term Loan — 3.7% Cash, Due 10/16	2,250,000	2,258,527	2,242,969

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Novelis, Inc. Mining, Steel, Iron and Non-Precious Metals	Initial Term Loan — 3.8% Cash, Due 3/17	$2,918,047	$2,923,391	$2,890,325
NRG Energy, Inc. Utilities	Term Loan (2013) — 2.8% Cash, Due 7/18	965,306	963,643	948,539
Ocwen Loan Servicing Finance	Initial Term Loan — 5.0% Cash, Due 2/18	1,550,821	1,566,745	1,462,223
Onex Carestream Finance LP Healthcare, Education and Childcare	Term Loan (First Lien 2013) — 5.0% Cash, Due 6/19	2,582,667	2,605,194	2,577,282
OSI Restaurant Partners, LLC Personal, Food and Miscellaneous Services	2013 Replacement Term Loan — 3.5% Cash, Due 10/19	337,500	335,015	334,653
Pacific Drilling S.A Oil and Gas	Term Loan — 4.5% Cash, Due 6/18	2,208,186	2,212,858	1,836,482
Pantry, Inc., The Grocery	Term Loan — 4.8% Cash, Due 8/19	2,930,559	2,911,264	2,928,112
Party City Holdings Inc. Retail Stores	2014 Replacement Term Loan — 4.0% Cash, Due 7/19	488,825	484,699	479,293
PetCo Animal Supplies, Inc. Retail Stores	New Loans — 4.0% Cash, Due 11/17	3,379,394	3,325,259	3,348,405
Petroleum GEO-Services ASA (PGS Finance, Inc) Oil and Gas	Extended Term Loan — 3.3% Cash, Due 3/21	4,962,500	4,962,500	4,193,313
PQ Corporation Chemicals, Plastics and Rubber	2014 Term Loan — 4.0% Cash, Due 8/17	1,960,000	1,948,649	1,928,150
Progressive Waste Solutions Ltd. Ecological	Term B Loan — 3.0% Cash, Due 10/19	735,000	732,465	739,597
QCE, LLC (Quiznos) Personal, Food and Miscellaneous Services	Existing Term Loan — 7.5% Cash, Due 6/19	387,172	387,160	167,452
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.8% Cash, Due 12/16	448,594	446,327	324,298
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 2.7% Cash, Due 8/17	971,049	975,191	950,414
Remy International, Inc. Automobile	Term B Loan 2013 — 4.3% Cash, Due 3/20	532,537	531,551	528,543
Revlon Consumer Products Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Replacement Term Loan — 3.3% Cash, Due 11/17	3,500,000	3,527,549	3,477,040
Reynolds Group Holdings Inc. Containers, Packaging and Glass	Incremental U.S. Term Loan — 4.0% Cash, Due 12/18	2,112,116	2,112,116	2,079,853
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 10/17	2,624,862	2,579,805	2,408,310
Roundy’s Supermarkets, Inc. Grocery	Tranche B Term Loan — 5.8% Cash, Due 3/21	2,220,164	2,190,821	2,094,347
RPI Finance Trust Healthcare, Education and Childcare	Term B-2 Term Loan — 3.3% Cash, Due 5/18	1,893,611	1,886,527	1,892,030
Schaeffler AG (formerly named INA Beteiligungsgesellschaft mit beschränkter Haftung) Automobile	Facility B-USD — 4.3% Cash, Due 5/20	3,000,000	3,018,175	3,004,500
Seaworld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.) Leisure, Amusement, Motion Pictures, Entertainment	Term B-2 Loan — 3.0% Cash, Due 5/20	897,686	889,092	853,699
Select Medical Corporation Healthcare, Education and Childcare	Series E Tranche B Term Loan — 3.8% Cash, Due 6/18	2,179,511	2,161,977	2,149,543
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.0% Cash, Due 1/18	5,468,750	5,368,168	5,277,344
Seminole Tribe of Florida Hotels, Motels, Inns, and Gaming	Initial Term Loan — 3.0% Cash, Due 4/20	2,632,500	2,632,500	2,625,919
Sensata Technologies B.V. (Sensata Technologies Finance Company, LLC) Electronics	Term Loan — 3.3% Cash, Due 5/19	673,744	670,900	674,408

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 4/20	$67,671	$67,406	$66,191
Six Flags Theme Parks, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Tranche B Term Loan — 3.5% Cash, Due 12/18	1,658,557	1,667,416	1,652,338
Skilled Healthcare Group, Inc. Healthcare, Education and Childcare	Term Loan — 7.0% Cash, Due 4/16	848,943	853,886	848,943
Spectrum Brands, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Tranche A Term Loan — 3.0% Cash, Due 9/17	2,242,023	2,234,500	2,237,819
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.) Aerospace and Defense	Term Loan B — 3.3% Cash, Due 9/20	2,431,250	2,420,574	2,401,868
SRAM, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (First Lien) — 4.0% Cash, Due 4/20	742,374	740,159	721,959
SS&C Technologies Holdings Europe S.A.R.L. Electronics	2013 Replacement Term B-2 Loan — 3.3% Cash, Due 6/19	49,243	48,879	49,159
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc. Electronics	2013 Replacement Term B-1 Loan — 3.3% Cash, Due 6/19	476,020	472,500	475,204
SunGard Data Systems Inc (Solar Capital Corp.) Electronics	Tranche E Term Loan — 4.0% Cash, Due 3/20	3,986,225	3,886,804	3,956,328
Telesat Canada Telecommunications	U.S. Term B-2 Loan — 3.5% Cash, Due 3/19	975,131	972,162	964,166
Tesoro Corporation Oil and Gas	Initial Term Loan — 2.4% Cash, Due 5/16	198,750	198,750	198,502
TPF Generation Holdings, LLC Utilities	Term Loan — 4.8% Cash, Due 12/17	190,325	181,043	173,196
TransDigm Inc. Aerospace and Defense	Tranche C Term Loan — 3.8% Cash, Due 2/20	1,925,626	1,888,275	1,897,425
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.0% Cash, Due 3/20	2,525,107	2,507,905	2,489,869
TWCC Holding Corp. Broadcasting and Entertainment	Term Loan — 3.5% Cash, Due 2/17	3,224,114	3,211,534	3,154,441
Univar Inc. Chemicals, Plastics and Rubber	Term B Loan — 5.0% Cash, Due 6/17	3,125,113	3,018,493	3,032,219
Univision Communications Inc. Broadcasting and Entertainment	Replacement First-Lien Term Loan — 4.0% Cash, Due 3/20	3,273,587	3,247,237	3,208,115
UPC Financing Partnership Broadcasting and Entertainment	Facility AH — 3.3% Cash, Due 6/21	700,000	704,895	684,541
Vertafore, Inc. Electronics	Term Loan (2013) — 4.3% Cash, Due 10/19	945,935	945,935	938,131
VFH Parent LLC Finance	Term Loan (2013) — 5.8% Cash, Due 11/19	990,846	1,002,866	983,414
Walter Investment Management Corp. Finance	Tranche B Term Loan — 4.8% Cash, Due 12/20	2,559,736	2,548,795	2,316,561
Wendy’s International, Inc Personal, Food and Miscellaneous Services	Term B Loan — 3.3% Cash, Due 5/19	1,347,261	1,337,449	1,339,407
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 3.8% Cash, Due 12/19	249,643	247,875	248,707
West Corporation Diversified/Conglomerate Service	Term B-10 Loan — 3.3% Cash, Due 6/18	1,776,796	1,786,986	1,748,811
West Corporation Diversified/Conglomerate Service	Term B-9 Loan — 2.8% Cash, Due 7/16	1,958,994	1,958,994	1,946,750
WideOpenWest Finance, LLC Telecommunications	Term B-1 Loan 2013 — 3.8% Cash, Due 7/17	5,170,755	5,200,187	5,131,975

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Windstream Corporation Telecommunications	Tranche B-4 Term Loan — 3.5% Cash, Due 1/20	$3,430,000	$3,443,539	$3,398,564
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/17	1,936,491	1,927,498	1,938,911
Zuffa, LLC Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan (2013) — 3.8% Cash, Due 2/20	2,940,019	2,929,192	2,807,718
Total Investment in Debt Securities		266,252,508	263,225,703	259,163,759

Equity Securities Portfolio

Portfolio Company/Principal Business	Equity Investment	Shares	Cost	Fair Value
QCE, LLC (Quiznos)(2) Retail Stores	New Common Stock	—	$1,256.00	$1,649.00
Total Investment in Equity Securities			1,256	1,649

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Fair Value
APID 2007-5A(1) CLO Rated Notes	Floating – 04/2021 – D – 03761XAG5	$1,000,000	$1,000,000	$947,481
HLCNL 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 40537AAA3	3,000,000	2,962,139	2,854,478
MACCL 2007-1A(1) CLO Rated Notes	Floating – 07/2023 – B1L – 55265AAL5	2,000,000	2,000,000	1,901,675
MDPK 2007-4A(1) CLO Rated Notes	Floating – 03/2021 – D – 55817UAF7	2,000,000	2,000,000	1,871,637
NAVIG 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 63937HAD0	3,000,000	3,000,000	2,900,007
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – C – 89288BAG6	3,000,000	3,000,000	2,784,073
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – D – 89288AAA1	1,000,000	1,000,000	949,189
Total Investment in CLO Rated Notes		15,000,000	14,962,139	14,208,540
Total Investments		$281,252,508	$278,189,098	$273,373,948

(1)	Investment in a Collateralized Loan Obligation Fund
(2)	Equity investment in common stock
(3)	Loan on non-accrual status

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

Pursuant to a collateral management agreement (the “Collateral Management Agreement”), Katonah 2007-1 Management, L.L.C. (the “Manager”), which is a wholly-owned portfolio company of KCAP Financial, provides investment management services to the Fund, and makes day-to-day investment decisions concerning the assets of the Fund. The Manager also performs certain administrative services on behalf of the Fund under the Collateral Management Agreement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940.

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

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Management Fees.  The Fund is externally managed by the Manager pursuant to the Collateral Management Agreement. As compensation for the performance of its obligations under the Collateral Management Agreement, the Manager is entitled to receive from the Fund a senior collateral management fee (the “Senior Collateral Management Fee”), a subordinated collateral management fee (the “Subordinated Collateral Management Fee”) and an incentive collateral management fee (the “Incentive Collateral Management Fee”). The Senior Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Fund (the “Priority of Payments”)) in an amount equal to 0.10% per annum of the aggregate principal amount of the Fund’s investments. The Subordinated Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.15% per annum of the aggregate principal amount of the Fund’s investments. The Incentive Collateral Management Fee equals 20% of the amount of interest and principal payments remaining available for distribution to the holders of the Fund’s preferred shares under the Priority of Payments at which the Incentive Collateral Management Fee may be paid. For the years ended December 31, 2015 and 2014, there were no Incentive Fees incurred by the Fund.

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

3. INVESTMENTS

The investments held by the Fund are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of the Fund’s portfolio, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. The investments mature at various dates between 2016 and 2022, pay interest at Libor or Prime plus a spread of up to 3.0%, and typically range in credit rating categories from BBB down to unrated. Non-accrual loans represented less than 1% of investments at fair value as of December 31, 2015 and December 31, 2014. The aggregate unpaid principal value of loans past due as of December 31, 2015 and December 31, 2014 was approximately $1.1 million and $2.9 million, respectively and the difference between fair value and the unpaid principal balance was approximately $934,000 and $1.4 million, respectively. The Fund’s investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

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

The carrying value of investments held and debt issued by the Fund is also their fair value. The following tables present the fair value hierarchy levels of investments held and debt issued by the Fund, which are measured at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$246,766,505	—	—	$246,766,505
Liabilities:
CLO Fund Liabilities	$261,433,473	—	—	$261,433,473

December 31, 2014
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$273,373,948	—	—	$273,373,948
Liabilities:
CLO Fund Liabilities	$290,699,426	—	—	$290,699,426

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

The following tables show a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

For the year ended December 31, 2015
Beginning balance	$273,373,948
Purchase of investments	93,243,381
Proceeds from sale and redemption of investments	(113,199,395)
Net Realized and Unrealized (losses)	(6,651,429)
Ending balance	$246,766,505
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	(5,313,969)

For the year ended December 31, 2014
Beginning balance	$310,427,788
Purchase of investments	29,960,070
Proceeds from sale and redemption of investments	(61,206,288)
Net realized and unrealized (losses)	(5,807,622)
Ending balance	$273,373,948
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	(5,924,816)

As of December 31, 2015, the Manager’s Level 3 portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	234,403,150	Market Quote	Third-Party Bid-Ask Mid	10.8% – 101%
Equity Securities	2,830	Market Quote	Third-Party Bid-Ask Mid	0.13 – 1.0
CLO Fund Securities	12,360,525	Discounted Cash Flow	Discount Rate	3.82% – 5.89%

The following tables show a reconciliation of the beginning and ending fair value measurements for Level 3 liabilities using significant unobservable inputs:

For the year ended December 31, 2015
Beginning balance	$290,699,426
Prepayments, amortization, net	(23,002,449)
Unrealized depreciation	(6,263,504)
Ending balance	$261,433,473
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$(6,263,504)

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

For the year ended December 31, 2014
Beginning balance	$314,549,615
Prepayments, amortization, net	(27,132,006)
Unrealized depreciation	3,281,817
Ending balance	$290,699,426
Changes in unrealized appreciation included in earnings related to liabilities still held at reporting date	$3,281,818

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below.

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.
•	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly
•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement

The Fund’s debt is presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of the Fund’s debt is approximately $274 million and $297 million as of December 31, 2015 and December 31, 2014, respectively.

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

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Fund adopted the provisions of Financial Accounting Standards Board (“FASB”) relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. As of December 31, 2015 and 2014 there was no impact to the financial statements as a result of the Fund’s accounting for uncertainty in income taxes. The Fund does not have any unrecognized tax benefits or liabilities for the years ended December 31, 2015, 2014 and 2013. Also, the Fund recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Fund for the years ended December 31, 2015, 2014 and 2013.

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

The table below sets forth certain information for each outstanding class of debt securities issued pursuant to the Indenture.

Title of Debt Security	Principal Amount	Amount Outstanding	Interest Rate	Maturity	Fair Value
Class A-1L Floating Rate Notes	$176,865,554	$176,865,554	LIBOR + 0.85%	April 23, 2022	$175,944,253
Class A-2L Floating Rate Notes	$26,000,000	$26,000,000	LIBOR + 1.50%	April 23, 2022	$25,857,350
Class A-3L Floating Rate Notes	$18,000,000	$18,000,000	LIBOR + 2.00%	April 23, 2022	$17,902,126
Class B-1L Floating Rate Notes	$11,000,000	$11,000,000	LIBOR + 3.00%	April 23, 2022	$10,970,532
Class B-2L Floating Rate Notes	$10,500,000	$10,500,000	LIBOR + 5.00%	April 23, 2022	$10,463,534
Preferred Shares	$31,411,736	$31,411,736	N/A	April 23, 2022	$20,295,678

During 2015 and 2014, approximately $23 million and $27 million of the Class A-1L Floating Rate Notes was repaid in the normal course of business of the Fund, respectively.

6. COMMITMENTS AND CONTINGENCIES

The Fund had no commitments to fund investments as of December 31, 2015. As of December 31, 2014 the Fund had commitments of approximately $2.8 million to fund investments, of which approximately $1.1 million was unfunded.

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

8. SUBSEQUENT EVENTS

The Fund has evaluated events and transactions through March 9, 2016, which is the date the financial statements were issued for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and Dean C. Kehler.(1)
3.1	Form of Certificate of Incorporation of the Company.(3)
3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(4)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(3)
4.2	Form of Dividend Reinvestment Plan.(5)
4.4(a)	Form of Base Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(19)
4.4(b)	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(19)
4.5	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.4)
4.6	Indenture dated as of March 16, 2011, by and between the Company and U.S. Bank National Association, as trustee relating to the 8.75% Convertible Senior Notes Due 2016.(6)
4.7	Form of 8.75% Convertible Senior Notes Due 2016 (included as part of Exhibit 4.6).
10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(7)*
10.2	Form of Company Non-Qualified Stock Option Certificate.(5)*
10.3	Form of Custodian Agreement.(5)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(5)
10.6	Form of Employment Agreement between the Company and Dayl W. Pearson.(20)*
10.7	Form of Employment Agreement between the Company and Edward U. Gilpin.(21)*
10.8	Form of Employment Agreement between the Company and R. Jon Corless.(20)*
10.13	Form of Employment Agreement between Katonah Debt Advisors and Daniel P. Gilligan.(20)*
10.14	Form of Indemnification Agreement for Officers and Directors of the Company.(11)
10.20	Amended and Restated Non-Employee Director Plan.(13)*
10.21	Purchase Agreement, dated June 16, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC, KCAP Senior Funding I, LLC and Guggenheim Securities, LLC.(22)
10.22	Master Loan Sale Agreement, dated June 18, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC and KCAP Senior Funding I, LLC.(23)
10.23	Indenture, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and U.S. Bank National Association.(24)
10.24	Collateral Management Agreement, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and KCAP Financial, Inc.(25)
10.25	Collateral Administration Agreement, dated June 18, 2013, by and among KCAP Senior Funding I, LLC and U.S. Bank National Association and U.S. Bank National Association.(26)
10.27	Employment Agreement, dated February 29, 2012, by and among, Dean C. Kehler and Trimaran Advisors, L.L.C., and, solely as to the last three sentences of Section 1(a) and Section 2(d), the Company.(17)*
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21.1	List of Subsidiaries.**

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(2)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(4)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(5)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, as filed on March 16, 2011 (File No. 814-00735).
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 19, 2008 (File No. 814-00735).
(8)	Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(9)	Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(10)	Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, as filed on March 4, 2011 (File No. 814-00735).
(11)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(12)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on November 8, 2010 (File No. 333-814-00735).
(13)	Incorporated by reference to Exhibit 4.1 included in the Registration Statement on form S-8, as filed on July 28, 2011 (File No. 333-175838)..
(14)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(15)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(17)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(18)	Incorporated by reference to Exhibit d.2 included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(19)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(20)	Incorporated by reference to exhibit included in the Registration Statement on Form N-2, as filed on August 2, 2012 (File No. 333-183032).
(21)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on June 5, 2012 (File No. 814-00735).

(22)	Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, as filed on June 18, 2013.
(23)	Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, as filed on June 18, 2013.
(24)	Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K, as filed on June 18, 2013.
(25)	Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K, as filed on June 18, 2013.
(26)	Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K, as filed on June 18, 2013.
*	Indicates a management contract or compensatory plan, contract or agreement.
**	Filed herewith.