Form 10-Q
period 2016-03-31
KCAP Financial, Inc.
filed 2016-05-04
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of common stock of the registrant as of May 3, 2016 was 37,198,243.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2016	As of December 31, 2015
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2016 - $1,665,993; 2015 - $2,129,381)	$1,665,993	$2,129,381
Debt securities (cost: 2016 - $281,405,117; 2015 - $298,308,845)	266,003,517	284,639,244
CLO Fund Securities managed by affiliates (cost: 2016 - $68,235,255; 2015 - $77,764,568)	47,298,797	53,557,570
CLO Fund Securities managed by non-affiliates (cost: 2016 - $5,375,598; 2015 - $5,450,379)	2,059,486	2,314,812
Equity securities (cost: 2016 - $10,467,786; 2015 - $10,467,786)	10,927,901	9,548,488
Asset Manager Affiliates (cost: 2016 - $56,091,230; 2015 - $56,591,230)	50,348,000	57,381,000
Total Investments at Fair Value (cost: 2016 - $423,240,979; 2015 - $450,712,189)	378,303,694	409,570,495
Cash	626,236	-
Restricted cash	4,273,754	7,138,272
Interest receivable	1,732,514	1,812,624
Due from affiliates	2,835,649	2,117,095
Other assets	505,466	566,211

Total Assets	$388,277,313	$421,204,697

LIABILITIES
7.375% Notes Due 2019 (net of offering costs of: 2016 - $837,745; 2015 - $890,344)	$40,562,255	$40,509,656
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2016 - $2,753,854 and $2,961,017, respectively; 2015 - $2,907,595 and $3,126,009, respectively)	141,635,129	141,316,396
Convertible Notes (net of offering costs of: 2015 - $21,292)	—	19,277,709
Accounts payable and accrued expenses	850,628	2,218,065
Accrued interest payable	841,484	1,228,068
Due to affiliates	89	554,333
Total Liabilities	183,889,585	205,104,227

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,166,781 issued, and 37,130,433 outstanding at March 31, 2016, and 37,136,353 issued, and 37,100,005 outstanding at December 31, 2015	371,304	371,000
Capital in excess of par value	362,588,974	361,962,511
Excess distribution of net investment income	(22,370,226)	(21,638,184)
Accumulated net realized losses	(89,865,993)	(82,054,107)
Net unrealized depreciation on investments	(46,336,331)	(42,540,750)
Total Stockholders' Equity	204,387,728	216,100,470
Total Liabilities and Stockholders' Equity	$388,277,313	$421,204,697
NET ASSET VALUE PER COMMON SHARE	$5.50	$5.82

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Investment Income:
Interest from investments in debt securities	$5,705,577	$6,197,828
Interest from cash and time deposits	7,372	701
Investment income on CLO Fund Securities managed by affiliates	3,051,816	4,340,143
Investment income on CLO Fund Securities managed by non-affiliates	152,317	227,679
Dividends from Asset Manager Affiliates	550,000	1,413,975
Capital structuring service fees	43,239	161,803
Total investment income	9,510,321	12,342,129
Expenses:
Interest and amortization of debt issuance costs	2,573,440	2,967,154
Compensation	966,588	1,072,822
Professional fees	651,939	1,171,441
Insurance	106,223	112,439
Administrative and other	447,361	511,325
Total expenses	4,745,551	5,835,181
Net Investment Income	4,764,770	6,506,948
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) gains from investment transactions	(7,811,888)	72,356
Net change in unrealized (depreciation) appreciation on:
Debt securities	(1,731,990)	1,250,211
Equity securities	1,379,413	(56,123)
CLO Fund Securities managed by affiliates	3,270,541	(658,871)
CLO Fund Securities managed by non-affiliates	(180,545)	73,744
Asset Manager Affiliates investments	(6,533,000)	484,025
Total net change in unrealized (depreciation) appreciation	(3,795,581)	1,092,986
Net realized and unrealized (depreciation) appreciation on investments	(11,607,469)	1,165,342
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(6,842,699)	$7,672,290
Net (Decrease) Increase In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.18)	$0.21
Diluted:	$(0.18)	$0.20
Net Investment Income Per Common Share:
Basic:	$0.13	$0.18
Diluted:	$0.13	$0.18
Weighted Average Shares of Common Stock Outstanding—Basic	37,109,735	36,834,266
Weighted Average Shares of Common Stock Outstanding—Diluted	37,109,735	36,843,382

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2016	2015

Operations:
Net investment income	$4,764,770	$6,506,948
Net realized gains (losses) from investment transactions	(7,811,888)	72,356
Net change in unrealized (depreciation) appreciation on investments	(3,795,581)	1,092,986
Net (decrease)/increase in stockholders’ equity resulting from operations	(6,842,699)	7,672,290

Stockholder distributions:
Distributions of ordinary income	(5,496,812)	—
Return of capital	—	—
Net decrease in net assets resulting from stockholder distributions	(5,496,812)	—

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	205,796	579,913
Stock based compensation	420,973	354,531
Net increase in net assets resulting from capital share transactions	626,769	934,444

Net assets at beginning of period	216,100,470	255,316,701

Net assets at end of period (including undistributed net investment income of $0 in 2016 and $0 in 2015)	$204,387,728	$263,923,435

Net asset value per common share	$5.50	$7.16
Common shares outstanding at end of period	37,130,433	36,859,957

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net (decrease) increase in stockholder's equity resulting from operations	$(6,842,699)	$7,672,290
Adjustments to reconcile net (decrease) increase in stockholder’s equity resulting from operations to net cash provided by (used in) in operations:
Net realized losses (gains) on investment transactions	7,811,888	(72,356)
Net change in unrealized depreciation (appreciation) from investments	3,795,581	(1,092,986)
Purchases of investments	(5,860,000)	(20,176,406)
Proceeds from sales and redemptions of investments	24,051,566	10,822,846
Net accretion of investments	1,826,450	2,930,687
Amortization of original issue discount on indebtedness	153,742	149,693
Amortization of debt issuance costs	238,882	295,455
Payment-in-kind interest income	(358,684)	(346,395)
Stock-based compensation	420,973	354,531
Changes in operating assets and liabilities:
Decrease in payable for open trades	—	(6,341,725)
Decrease (increase) in interest and dividends receivable	80,111	(440,288)
Decrease (increase) in other assets	60,745	(331,533)
Increase in due from affiliates	(718,554)	(958,341)
(Decrease) increase in due to affiliates	(554,243)	2,355,179
Decrease in accounts payable and accrued expenses	(1,754,022)	(1,382,772)
Net cash provided by (used in) operating activities	22,351,736	(6,562,121)

FINANCING ACTIVITIES:
Distributions to stockholders	(5,291,018)	(8,500,480)
Repayment/repurchase of Convertible Notes	(19,299,000)	—
Decrease in restricted cash	2,864,518	15,363,358
Net cash (used in) provided by financing activities	(21,725,500)	6,862,878

CHANGE IN CASH	626,236	300,757
CASH, BEGINNING OF PERIOD	-	1,220,798
CASH, END OF PERIOD	$626,236	$1,521,555

Supplemental Information:
Interest paid during the period	$2,567,401	$3,237,329
Dividends paid during the period under the dividend reinvestment plan	$205,796	$579,913

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2016

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
1A Smart Start LLC[9,10] Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$2,992,500	$2,965,247	$2,880,281

4L Technologies Inc. (fka Clover Holdings, Inc.)[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,758,000	2,739,118	2,579,557

Advanced Lighting Technologies, Inc.[9,10] Consumer goods: Durable	First Lien Bond — 10.5% Cash, Due 6/19	3,000,000	3,000,000	1,825,800

Advantage Sales & Marketing Inc.[9] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,001,991	921,400

Alere Inc. (fka IM US Holdings, LLC)[10] Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	1,549,563	1,550,989	1,542,781

American Seafoods Group LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,950,000	3,932,230	3,856,780

Anaren, Inc.[9,10] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,886,385	1,873,173	1,792,821

Apco Holdings, Inc.[9,10] Services: Business	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,883,180	3,880,000

Aristotle Corporation[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,693,773	3,677,555	3,563,013

Asurion, LLC (fka Asurion Corporation)[9,10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	913,034	914,252	902,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Asurion, LLC (fka Asurion Corporation)[9,10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	$887,042	$883,011	$869,860

Avalign Technologies, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	991,000	947,100

Avalign Technologies, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,912,081	2,815,313

Bankruptcy Management Solutions, Inc.[9] Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	678,401	678,401	654,182

BarBri, Inc. (Gemini Holdings, Inc.)[9,10] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,731,875	2,724,330	2,497,207

BBB Industries US Holdings, Inc.[9,10] Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,970,000	2,922,508	2,825,955

Bellisio Foods, Inc. [9,10] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	1,930,341	1,924,721	1,881,697

Bestop, Inc.[9,10] Automotive	Senior Secured Loan — Revolving Loan 6.3% Cash, 1.0% Libor Floor, Due 7/20	40,000	34,808	36,916

Bestop, Inc.[9,10] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	1,580,000	1,558,960	1,458,182

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 10.6% Cash, Due 8/18	1,500,000	1,509,541	1,440,000

CCS Intermediate Holdings, LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,955,000	2,943,699	2,304,900

Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,978,175	2,973,081	2,970,209

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Charter Communications Operating, LLC (aka CCO Safari LLC)[10] Media: Broadcasting & Subscription	Senior Secured Loan — Term I Loan 3.5% Cash, 0.8% Libor Floor, Due 1/23	$1,000,000	$1,001,179	$1,002,500

Checkout Holding Corp. (fka Catalina Marketing)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	982,500	978,968	841,880

CHS/Community Health Systems, Inc.[10] Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	1,989,975	1,987,683	1,959,290

Consolidated Communications, Inc.[10] Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,954,660	2,963,366	2,957,615

CRGT Inc.[9,10] High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,862,184	3,814,208	3,699,199

Crowne Group, LLC[9,10] Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	3,940,000	3,895,560	3,664,988

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,013,221	2,802,900

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,962,613	2,936,461	2,923,728

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 09/2019 – PIK Note 0.0% Cash, 16.0% PIK, Due 9/19	4,209,063	4,037,638	4,209,063

DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 09/2019 - Senior Subordinated Note 12.0% Cash, 4.0% PIK, Due 9/19	4,526,942	4,513,571	4,662,751

DJO Finance LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/20	1,496,241	1,487,679	1,468,186

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,495,700	2,490,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
ELO Touch Solutions, Inc.[9,10] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	$1,529,469	$1,490,113	$1,451,466

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,985,514	3,677,600

Fender Musical Instruments Corporation[9,10] Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,427,484	1,436,324	1,426,627

FHC Health Systems, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,868,071	3,836,113	3,742,359

First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	1,796,448	1,779,667	1,718,123

Getty Images, Inc.[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,157,292	2,166,407	1,613,741

GI Advo Opco, LLC[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	249,375	247,019	246,582

GI Advo Opco, LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	2,743,125	2,717,226	2,712,402

GK Holdings, Inc. (aka Global Knowledge)[9] Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,474,959	1,391,550

GK Holdings, Inc. (aka Global Knowledge)[9,10] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,468,750	2,448,830	2,355,681

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,949,287	3,200,000

Gold Standard Baking, Inc.[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,481,250	2,470,660	2,397,384

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Grande Communications Networks LLC[9,10] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	$3,890,105	$3,895,928	$3,884,659

Grifols Worldwide Operations Limited[10] Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loan 3.4% Cash, Due 2/21	994,924	992,588	995,929

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,910,000	2,888,633	2,817,462

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,931,473	6,475,000

Gymboree Corporation[9,10] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,411,741	905,066

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,10] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,895,294	2,879,602	2,893,846

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,259,375	3,239,919	3,222,707

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,415,625	1,411,316	1,376,695

Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,978,088	1,860,000

Hoffmaster Group, Inc.[9,10] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,930,000	3,902,989	3,879,224

Hunter Defense Technologies, Inc.[7,9,10] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 0.0% Cash, 1.0% Libor Floor, Due 8/19	2,812,500	2,793,449	2,234,531

Integra Telecom Holdings, Inc.[9,10] Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,954,924	2,945,708	2,796,835

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 0.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	$247,636	$228,563	$991

Kellermeyer Bergensons Services, LLC[9,10] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,975,000	1,959,218	1,864,598

Key Safety Systems, Inc.[9,10] Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,477,500	1,471,791	1,473,193

Kinetic Concepts, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.5% Cash, 1.0% Libor Floor, Due 5/18	2,954,660	2,950,017	2,944,038

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,10] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,412,850	3,419,192	3,409,437

MB Aerospace ACP Holdings II Corp.[9,10] Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	997,500	987,935	987,525

Medical Specialties Distributors, LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,910,000	3,886,010	3,906,872

Medrisk, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 2/23	2,000,000	1,980,165	1,980,000

MGOC, Inc. (fka Media General, Inc.)[10] Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,717,813	2,720,467	2,717,134

Nellson Nutraceutical, LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,368,619	2,351,346	2,284,533

Nellson Nutraceutical, LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,087,638	2,071,747	2,013,527

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Nielsen & Bainbridge, LLC[9] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	$987,506	$980,198	$934,872

Nielsen & Bainbridge, LLC[9] Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,091,954	2,067,040	1,940,287

Nielsen & Bainbridge, LLC[9,10] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,776,344	3,747,622	3,575,064

NM Z Parent Inc. (aka Zep, Inc.)[9,10] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/22	3,473,750	3,484,863	3,350,085

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,10] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	966,447	959,578	895,606

Onex Carestream Finance LP9 Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,862,941

Onex Carestream Finance LP9, 10 Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,829,686	1,834,140	1,701,608

Otter Products, LLC (OtterBox Holdings, Inc.)[9,10] Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,754,168	2,737,150	2,591,397

PGX Holdings, Inc.[9,10] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/20	3,808,571	3,779,937	3,805,144

Playpower, Inc.[9,10] Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,985,000	1,971,999	1,918,106

PrimeLine Utility Services LLC (fka FR Utility Services LLC)[9,10] Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,491,250	3,458,158	3,447,609

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
PSC Industrial Holdings Corp.[9,10] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	$2,997,063	$2,972,154	$2,907,151

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,930,040	3,909,660	3,925,717

Ravn Air Group, Inc.[9,10] Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 7/21	2,468,750	2,457,756	2,456,406

Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,657,567	6,354,950

Rovi Solutions Corporation / Rovi Guides, Inc.[10] High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,954,887	2,924,612	2,927,806

Sandy Creek Energy Associates, L.P.[9,10] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,654,374	2,645,604	1,539,537

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,10] Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.3% Libor Floor, Due 8/21	2,847,626	2,828,769	2,628,643

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,10] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,880,000	3,862,232	3,763,600

Tank Partners Holdings, LLC[9] Energy: Oil & Gas	Senior Secured Loan — Loan 6.8% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	10,365,394	10,244,931	6,835,977

TPF II Power, LLC (TPF II Covert Midco, LLC)[9,10] Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	2,943,501	2,965,040	2,886,471

Trimaran Advisors, L.L.C.[9] Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	16,000,000	16,000,000	16,000,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	$1,000,000	$993,099	$944,200

U.S. Shipping Corp (fka U.S. Shipping Partners LP)[9,10] Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,411,023	1,410,014	1,374,054

USJ-IMECO Holding Company, LLC[9,10] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,920,000	3,906,681	3,861,200

Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)[10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	1,668,457	1,671,788	1,674,714

Verdesian Life Sciences, LLC[9,10] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,927,535	3,886,506	3,707,986

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,10] Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,982,109	2,997,799	2,864,913

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	1,021,604	1,016,077	1,001,172

Weiman Products, LLC[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	5,094,010	5,066,896	4,992,130

WireCo WorldGroup Inc. [9] Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	5,000,000	4,980,222	4,593,000

WireCo WorldGroup Inc. [9,10] Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	3,000,000	3,035,600	2,755,800

Total Investment in Debt Securities (130% of net asset value at fair value)		$283,060,959	$281,405,117	$266,003,517

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value[2]
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$953,675

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	1,000

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common Stock	1.3%	359,765	640,074

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	5,090,705

eInstruction Acquisition, LLC[5,9] Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,5] Capital Equipment	Class A Shares	1,500	1,500,000	1,852,284

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common Stock	0.2%	400,000	1,000

Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	863,000

Tank Partners Holdings, LLC[5,9,12] Energy: Oil & Gas	Units	5.8%	980,000	1,000

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Warrants	-	185,205	1,000

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	988,581

New Millennium Holdco, Inc. (Millennium Health, LLC)[5,9] Healthcare & Pharmaceuticals	Common Stock	0.2%	$1,953,299	$534,582

Total Investment in Equity Securities (5% of net asset value at fair value)			$10,467,786	$10,927,901

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment(13)	Percentage Ownership	Amortized Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3]	Subordinated Securities, effective interest 6.2%, 1/21 maturity	22.2%	$2,469,703	$117,484
Katonah III, Ltd.[3]	Preferred Shares, effective interest 2.0%, 5/15 maturity	23.1%	1,380,029	425,000
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares, effective interest 28.3%, 4/22 maturity	100.0%	24,838,256	19,116,931
Trimaran CLO VII, Ltd.[3,6]	Income Notes, effective interest 49.5%, 6/21 maturity	10.5%	1,416,218	1,378,569
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes, effective interest 7.7%, 12/23 maturity	24.9%	6,585,195	2,831,834
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes, effective interest 13.3%, 1/25 maturity	23.5%	5,983,704	4,896,540
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes, effective interest 10.5%, 4/26 maturity	24.9%	8,617,076	5,006,408
Dryden 30 Senior Loan Fund[3]	Subordinated Notes, effective interest 26.8%, 11/25 maturity	7.5%	1,525,866	1,517,002
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes, effective interest 10.8%, 10/26 maturity	24.9%	7,728,327	5,429,952
Catamaran CLO 2015-1 Ltd.[3,6]	Subordinated Notes, effective interest 10.4%, 4/27 maturity	24.0%	11,634,222	7,618,563

Total Investment in CLO Subordinated Securities			$72,178,596	$48,338,283

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2014-1 Ltd.[3,6]	Float - 04/2026 - E - 14889FAC7, Par Value of $1,525,000 6.4% Cash, 4/26 maturity	15.1%	$1,432,257	$1,020,000

Total Investment in CLO Rated-Note			$1,432,257	$1,020,000

Total Investment in CLO Fund Securities (24% of net asset value at fair value)			$73,610,853	$49,358,283

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates[9,11]	Asset Management Company	100.0%	$56,091,230	$50,348,000

Total Investment in Asset Manager Affiliates (25% of net asset value at fair value)			$56,091,230	$50,348,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.10%	$249,268	$249,268

US Bank Money Market Account[9]	Money Market Account	0.02%	1,416,725	1,416,725

Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			$1,665,993	$1,665,993

Total Investments[4] (185% of net asset value at fair value)			$423,240,979	$378,303,694

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2016. As noted in the table above, 82% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.
[2]	Reflects the fair market value of all investments as of March 31, 2016, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $442 million. The aggregate gross unrealized appreciation is approximately $5.9 million, the aggregate gross unrealized depreciation is approximately $69.6 million, and the net unrealized depreciation is approximately $63.7 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of March 31, 2016, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s debt obligation.
[11]	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
[12]	Non-voting.
[13]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2015

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1) /Maturity	Principal	Amortized Cost	Fair Value(2)
1A Smart Start LLC(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$3,000,000	$2,971,523	$2,903,100
4L Technologies Inc. (fka Clover Holdings, Inc.)(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,765,000	2,744,921	2,596,059
Advanced Lighting Technologies, Inc.(9), (10) Consumer goods: Durable	First Lien Bond — 10.5% – 06/2019 – 00753CAE2 10.5% Cash, Due 6/19	3,000,000	3,000,000	2,216,700
Advantage Sales & Marketing Inc.(9) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,069	915,700
Alere Inc. (fka IM US Holdings, LLC)(10) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	2,553,466	2,555,910	2,536,179
American Seafoods Group LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,990,000	3,971,219	3,937,332
Anaren, Inc.(9), (10) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,891,210	1,877,288	1,839,202
Aristotle Corporation, The(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,980,000	3,961,696	3,870,152
Asurion, LLC (fka Asurion Corporation)(9), (10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	917,632	918,953	862,290
Asurion, LLC (fka Asurion Corporation)(9), (10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	896,048	891,815	821,676
Avalign Technologies, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	990,643	952,400
Avalign Technologies, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,911,472	2,831,108
Bankruptcy Management Solutions, Inc.(9) Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	682,722	682,722	651,590
BarBri, Inc. (Gemini Holdings, Inc.)(9), (10) Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,731,875	2,723,758	2,542,829
BBB Industries US Holdings, Inc.(9), (10) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,977,500	2,927,766	2,833,985
Bellisio Foods, Inc.(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	1,936,011	1,929,952	1,886,836
Bestop, Inc.(9), (10) Automotive	Senior Secured Loan — Revolving Loan 6.3% Cash, 1.0% Libor Floor, Due 7/20	40,000	34,509	36,984

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1) /Maturity	Principal	Amortized Cost	Fair Value(2)
Bestop, Inc.(9), (10) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	$1,580,000	$1,557,976	$1,460,868
Carolina Beverage Group LLC(9) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,510,560	1,503,752
CCS Intermediate Holdings, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,962,500	2,950,638	2,549,824
Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,979,950	2,974,534	2,912,901
Charter Communications Operating, LLC (aka CCO Safari LLC)(10) Media: Broadcasting & Subscription	Senior Secured Loan — Term I Loan 3.5% Cash, 0.8% Libor Floor, Due 1/23	1,000,000	1,001,223	1,000,420
Checkout Holding Corp. (fka Catalina Marketing)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	985,000	981,284	792,925
CHS/Community Health Systems, Inc.(10) Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	1,994,987	1,992,571	1,967,915
Consolidated Communications, Inc.(10) Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,962,217	2,971,404	2,947,421
CRGT Inc.(9), (10) High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,912,342	3,861,177	3,750,762
Crowley Holdings Preferred, LLC(9) Transportation: Cargo	Preferred Stock — 12.000% – 12/2049 – Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,411,673	10,411,673	11,036,373
Crowne Group, LLC(9), (10) Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	3,950,000	3,902,980	3,664,810
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(9) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,013,843	2,827,500
CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,970,075	2,942,705	2,877,260
DBI Holding LLC(9) Services: Business	Senior Unsecured Bond — 09/2019 – PIK Note 0.0% Cash, 16.0% PIK, Due 9/19	4,043,719	3,859,845	4,043,722
DBI Holding LLC(9) Services: Business	Senior Subordinated Bond — 09/2019 – Senior Subordinated Note 12.0% Cash, 4.0% PIK, Due 9/19	4,481,135	4,466,793	4,615,571
DJO Finance LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/20	1,500,000	1,490,906	1,464,375
Drew Marine Group Inc.(9) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,495,491	2,495,000
ELO Touch Solutions, Inc.(9), (10) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,552,326	1,507,787	1,546,893
EWT Holdings III Corp. (fka WTG Holdings III Corp.)(9) Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,984,890	3,658,400

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1) /Maturity	Principal	Amortized Cost	Fair Value(2)
Fender Musical Instruments Corporation(9), (10) Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	$1,434,249	$1,443,868	$1,421,699
FHC Health Systems, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,877,839	3,844,406	3,703,336
First American Payment Systems, L.P.(9) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	2,796,448	2,768,177	2,639,288
Getty Images, Inc.(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,162,867	2,172,647	1,373,421
GI Advo Opco, LLC(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	250,000	247,534	247,500
GI Advo Opco, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	2,750,000	2,722,890	2,722,500
GK Holdings, Inc. (aka Global Knowledge)(9) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,473,884	1,382,550
GK Holdings, Inc. (aka Global Knowledge)(9), (10) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,475,000	2,453,994	2,345,805
Global Tel*Link Corporation(9) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,946,567	2,760,000
Gold Standard Baking, Inc.(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,487,500	2,476,361	2,408,149
Grande Communications Networks LLC(9), (10) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,900,092	3,906,280	3,841,591
Grifols Worldwide Operations Limited(10) Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loan 3.4% Cash, Due 2/21	997,462	995,001	989,732
Grupo HIMA San Pablo, Inc.(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,917,500	2,893,169	2,917,500
Grupo HIMA San Pablo, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,924,146	7,000,000
Gymboree Corporation., The(9), (10) Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,410,511	734,001
Hargray Communications Group, Inc. (HCP Acquisition LLC)(9), (10) Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,895,294	2,878,392	2,893,267
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,281,250	3,259,381	3,271,078
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,425,000	1,420,339	1,421,580
Hoffmaster Group, Inc.(9) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,977,018	1,995,600

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1) /Maturity	Principal	Amortized Cost	Fair Value(2)
Hoffmaster Group, Inc.(9), (10) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	$3,940,000	$3,911,276	$3,887,480
Hunter Defense Technologies, Inc.(9), (10) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,812,500	2,792,045	2,616,469
Integra Telecom Holdings, Inc.(9), (10) Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,962,386	2,952,620	2,876,477
International Architectural Products, Inc.(7), (9) Metals & Mining	Senior Secured Loan — Term Loan 0.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	247,636	228,563	991
Kellermeyer Bergensons Services, LLC(9), (10) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,980,000	1,963,471	1,856,844
Key Safety Systems, Inc.(9), (10) Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,481,250	1,475,263	1,444,219
Kinetic Concepts, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.5% Cash, 1.0% Libor Floor, Due 5/18	2,962,216	2,957,007	2,864,700
Landslide Holdings, Inc. (Crimson Acquisition Corp.)(9), (10) High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,421,556	3,428,320	3,417,450
MB Aerospace ACP Holdings II Corp.(9), (10) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	1,000,000	990,055	990,000
Medical Specialties Distributors, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,920,000	3,894,315	3,918,040
MGOC, Inc. (fka Media General, Inc.)(10) Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,717,813	2,720,620	2,690,635
Nellson Nutraceutical, LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,374,598	2,356,528	2,295,761
Nellson Nutraceutical, LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,092,907	2,076,283	2,023,422
New Millennium Holdco, Inc. (Millennium Health, LLC)(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	1,016,626	1,016,626	889,548
Nielsen & Bainbrige, LLC(9) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	990,004	982,260	943,870
Nielsen & Bainbrige, LLC(9) Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,091,954	2,065,884	1,956,814
Nielsen & Bainbrige, LLC(9), (10) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,785,896	3,755,461	3,609,473
NM Z Parent Inc. (aka Zep, Inc.)(9), (10) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 5.8% Cash, 1.0% Libor Floor, Due 6/22	3,482,500	3,494,086	3,359,916

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1) /Maturity	Principal	Amortized Cost	Fair Value(2)
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)(9), (10) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	$972,650	$965,333	$893,865
Onex Carestream Finance LP(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,823,329
Onex Carestream Finance LP(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,856,203	1,861,076	1,681,414
Otter Products, LLC (OtterBox Holdings, Inc.)(9), (10) Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,754,168	2,736,134	2,604,892
PGX Holdings, Inc.(9), (10) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/20	3,818,571	3,788,271	3,813,225
Playpower, Inc.(9), (10) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,990,000	1,976,345	1,907,614
PrimeLine Utility Services LLC (fka FR Utility Services LLC)(9), (10) Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,500,000	3,465,576	3,465,000
PSC Industrial Holdings Corp.(9), (10) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	3,004,650	2,978,349	3,000,744
Quad-C JH Holdings Inc. (aka Joerns Healthcare)(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,940,026	3,918,354	3,937,662
Ravn Air Group, Inc.(9), (10) Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,484,375	2,472,795	2,324,381
Roscoe Medical, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,654,533	6,235,020
Rovi Solutions Corporation/Rovi Guides, Inc.(10) High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,962,406	2,930,614	2,947,890
Sandy Creek Energy Associates, L.P.(9), (10) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,708,992	2,699,558	1,907,130
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(9), (10) Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.3% Libor Floor, Due 8/21	2,854,780	2,835,003	2,736,307
Sun Products Corporation, The (fka Huish Detergents Inc.)(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,882,654	3,863,759	3,657,460
Tank Partners Holdings, LLC(9) Energy: Oil & Gas	Senior Secured Loan — Loan 6.6% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	10,759,919	10,624,515	8,177,538
TPF II Power, LLC (TPF II Covert Midco, LLC)(9), (10) Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	2,950,953	2,973,524	2,899,311
Trimaran Advisors, L.L.C.(9) Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000
TRSO I, Inc.(9) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	992,101	950,300

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1) /Maturity	Principal	Amortized Cost	Fair Value(2)
TWCC Holding Corp.(9), (10) Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 5.8% Cash, 0.8% Libor Floor, Due 2/20	$822,470	$827,875	$822,470
U.S. Shipping Corp (fka U.S. Shipping Partners LP)(9), (10) Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,411,023	1,409,966	1,405,802
USJ-IMECO Holding Company, LLC(9), (10) Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,930,000	3,915,823	3,928,428
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)(10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	1,688,507	1,692,039	1,685,333
Verdesian Life Sciences, LLC(9), (10) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,981,279	3,937,250	3,784,206
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)(9), (10) Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,989,755	3,006,198	2,860,598
Weiman Products, LLC(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	1,106,050	1,099,501	1,105,829
Weiman Products, LLC(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	5,515,079	5,482,956	5,513,976
WireCo WorldGroup Inc.(9) Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	5,000,000	4,975,822	4,067,500
WireCo WorldGroup Inc.(9), (10) Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	3,000,000	3,043,520	2,440,500
Total Investment in Debt Securities (132% of net asset value at fair value)		$299,940,657	$298,308,845	$284,639,244

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	937,053
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (9) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	568,544
DBI Holding LLC(5), (9) Services: Business	Class A Warrants	3.2%	258,940	4,316,159
eInstruction Acquisition, LLC(5), (9) Services: Business	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	1,338,767
Perseus Holding Corp.(5), (9) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Roscoe Investors, LLC(5), (9) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	863,000
Tank Partners Holdings, LLC(5), (9), (12) Energy: Oil & Gas	Unit	5.8%	980,000	1,000
Tank Partners Holdings, LLC(5), (9) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000
TRSO II, Inc.(5), (9) Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,074,480
New Millennium Holdco, Inc. (Millennium Health, LLC)(5), (9) Healthcare & Pharmaceuticals	Common	0.2%	$1,953,299	$445,485
Total Investment in Equity Securities (4% of net asset value at fair value)			$10,467,786	$9,548,488

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment(13)	Percentage Ownership	Amortized Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities, effective interest 9.6%, 1/21 maturity	22.2%	$2,484,943	$280,164
Katonah III, Ltd.(3)	Preferred Shares, effective interest N/M, 5/15 maturity	23.1%	1,373,132	400,000
Katonah IX CLO Ltd(3), (6), (14)	Preferred Shares, effective interest 2.2%, 1/19 maturity	6.9%	1,140,057	105,000
Katonah X CLO Ltd(3), (6), (14)	Subordinated Securities, effective interest 12.8%, 4/20 maturity	33.3%	7,637,499	1,000,000
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares, effective interest 27.0%, 4/22 maturity	100%	24,312,424	20,295,677
Trimaran CLO VII, Ltd.(3), (6)	Income Notes, effective interest 50.8%, 6/21 maturity	10.5%	1,375,013	1,647,272
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes, effective interest 2.8%, 12/23 maturity	24.9%	6,791,980	3,312,940
Catamaran CLO 2013-1 Ltd.(3), (6)	Subordinated Notes, effective interest 12.9%, 1/25 maturity	23.5%	6,256,090	5,639,106
Catamaran CLO 2014-1 Ltd.(3), (6)	Subordinated Notes, effective interest 8.4%, 4/26 maturity	24.9%	8,928,790	5,846,325
Dryden 30 Senior Loan Fund(3)	Subordinated Notes, effective interest 29.4%, 11/25 maturity	7.5%	1,592,303	1,634,647
Catamaran CLO 2014-2 Ltd.(3), (6)	Subordinated Notes, effective interest 8.8%, 10/26 maturity	24.9%	8,024,168	5,751,600
Catamaran CLO 2015-1 Ltd.(3), (6)	Subordinated Notes, effective interest 10.1%, 4/27 maturity	24.0%	11,869,751	8,789,651
Total Investment in CLO Subordinated Securities			81,786,150	54,702,382

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value(2)
Catamaran CLO 2014-1 Ltd.(3), (6)	Float – 04/2026 – E – Par Value of 1,525,000 6.1% Cash, 4/26 maturity	15%	1,428,797	1,170,000
Total Investment in CLO Rated-Note			1,428,797	1,170,000
Total Investment in CLO Fund Securities (26% of net asset value at fair value)			83,214,947	55,872,382

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value (2)
Asset Manager Affiliates(9), (11)	Asset Management Company	100%	56,591,230	57,381,000
Total Investment in Asset Manager Affiliates (27% of net asset value at fair value)			56,591,230	57,381,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Amortized Cost	Fair Value(2)
JP Morgan Business Money Market Account (8), (9)	Money Market Account	0.10%	$249,247	$249,247
US Bank Money Market Account(9)	Money Market Account	0.02%	1,880,134	1,880,134
Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			2,129,381	2,129,381
Total Investments(4) (190% of net asset value at fair value)			$450,712,189	$409,570,495

See accompanying notes to financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2015. As noted in the table above, 77% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.
[2]	Reflects the fair market value of all investments as of December 31, 2015, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $471 million. The aggregate gross unrealized appreciation is approximately $7.0 million, the aggregate gross unrealized depreciation is approximately $68.2 million, and the net unrealized depreciation is approximately $61.2 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of December 31, 2015, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.
[11]	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
[12]	Non-voting.
[13]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
[14]	Notice of redemption has been received for this transaction.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Three Months Ended March 31,
	2016	2015

Per Share Data:
Net asset value, at beginning of period	$5.82	$6.94
Net investment income[1]	0.13	0.18
Net realized gains from investments[1]	(0.21)	- [4]
Net change in unrealized appreciation (depreciation) on investments[1]	(0.10)	0.03
Net increase in net assets resulting from operations	(0.18)	0.21
Net decrease in net assets resulting from distributions:
From taxable income	(0.15)	-
In excess of taxable income	-	-
Net increase in net assets relating to stock-based transactions:
Issuance of common stock under dividend reinvestment plan	(0.00)[4]	(0.00)[4]
Stock based compensation expense	0.01	0.01
Net increase in net assets relating to stock-based transactions	0.01	0.01

Net asset value, end of period	$5.50	$7.16
Total net asset value return[2]	(2.9)%	3.2%

Ratio/Supplemental Data:
Per share market value at beginning of period	$4.07	$6.82
Per share market value at end of period	$3.60	$6.73
Total market return[3]	(7.9)%	(1.3)%
Shares outstanding at end of period	37,130,433	36,859,957
Net assets at end of period	$204,387,728	$263,923,435
Portfolio turnover rate	1.8%	2.2%
Average par debt outstanding	$204,443,692	$227,397,000
Asset coverage ratio	205%	215%
Ratio of net investment income to average net assets[5]	9.1%	10.0%
Ratio of total expenses to average net assets[5]	9.0%	9.0%
Ratio of interest expense to average net assets[5]	4.9%	4.6%
Ratio of non-interest expenses to average net assets[5]	4.1%	4.4%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions, divided by the beginning net asset value per share.
[3]	Total market return (not annualized) equals the change in the ending market price, over the beginning of period price per share plus distributions, divided by the beginning market price.
[4]	Balance rounds to less than $0.01.
[5]	Annualized.

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

KCAP Financial, Inc. (“KCAP” or the “Company”) is an internally managed, non-diversified closed-end investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company was formed as a Delaware limited liability company on August 8, 2006 and, prior to the issuance of shares of the Company’s common stock in its initial public offering (“IPO”), converted to a corporation incorporated in Delaware on December 11, 2006. Prior to its IPO, the Company did not have material operations. The Company’s IPO of 14,462,000 shares of common stock raised net proceeds of approximately $200 million. Prior to the IPO, the Company issued 3,484,333 shares to affiliates of Kohlberg & Co., L.L.C., a leading middle market private equity firm, in exchange for the contribution to the Company of their ownership interests in Katonah Debt Advisors, L.L.C., and related affiliates (collectively, “Katonah Debt Advisors”) and in securities issued by collateralized loan obligation funds (“CLO Funds”) managed by Katonah Debt Advisors and two other asset managers.

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

As of March 31, 2016, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Katonah X Management, L.L.C. and Trimaran Advisors Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $2.7 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have an investment interest in the CLO Funds they manage; however, KCAP holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

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

The Asset Manager Affiliates are subject to Accounting Standards Codification Topic 810, “Consolidation” and although the Company cannot consolidate the financial statements of portfolio company investments, this guidance impacts the required disclosures relating to the Asset Manager Affiliates. The Asset Manager Affiliates qualify as a “significant subsidiary” and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the SEC. This additional financial information regarding the Asset Manager Affiliates does not directly impact the financial position or results of operations of the Company.

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their management fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015, early adoption is permitted. The Asset Manager Affiliates adopted ASU 2015-2 in 2016 which resulted in the deconsolidation of the CLO Funds.

In addition, in accordance with Regulation S-X promulgated by the SEC, additional financial information with respect to one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”) is required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO is set forth in Note 5 to these consolidated financial statements.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended March 31, 2016, the Company provided approximately $6 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2016, the Company holds loans it has made to 95 investee companies with aggregate principal amounts of approximately $261.8 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the three months month period ended March 31, 2016, the Company did not make any such introductions or lead any syndicates.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014- 15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014- 15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to adopt ASU 2014-15 early, and we do not believe the standard will have a material impact on our financial statements, when adopted.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new guidance beginning the first quarter of 2016.

The following table presents the impact of the Accounting Standards Update 2015-03 on our Consolidated Balance Sheet at December 31, 2015:

CONSOLIDATED BALANCE SHEET

	As of December 31,
	2015
	As originally reported	Impact of adoption	Balance Sheet after adjustment
ASSETS
Other assets	$4,603,855	$(4,037,644)	$566,211

LIABILITIES
7.375% Notes Due 2019	$41,400,000	$(890,344)	$40,509,656
Notes issued by KCAP Senior Funding I, LLC	$144,442,405	$(3,126,009)	$141,316,396
Convertible Notes	$19,299,000	$(21,291)	$19,277,709

FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other US GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of ASU 2014-09 to have a material impact to the Company’s financial statements.

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

Restricted Cash. Restricted cash and cash equivalents (e.g. money market funds) consists of cash held for reinvestment and quarterly interest and principal distribution (if any) to holders of notes issued by KCAP Senior Funding I, LLC.

Time Deposits and Money Market Accounts. Time deposits primarily represent investments of cash held in demand deposit accounts. Money market accounts primarily represent short term interest-bearing deposit accounts. Also includes restricted cash held under employee benefit plans.

Interest Income. Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2016, two issuers representing less than 1% of the Company’s total investments at fair value were on non-accrual status.

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

Investment Income on CLO Fund Securities. The Company generates investment income from its investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and select investments in securities issued by funds managed by other asset management companies. The Company’s CLO Fund junior class securities are subordinated to senior note holders who typically receive a stated interest rate of return based on a floating rate index, such as the London Interbank Offered Rate (“LIBOR”) on their investment. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

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

Debt Issuance Costs. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized using the effective interest method over the expected term of the borrowing.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2016 and 2015 (unaudited):

	(unaudited)
	Three Months Ended March 31,
	2016	2015

Net (decrease)/increase in net assets resulting from operations	$(6,842,699)	$7,672,290
Net increase/(decrease) in net assets allocated to unvested share awards	123,579	(128,976)
Net (decrease)/increase in net assets available to common stockholders	$(6,719,120)	$7,543,314
Weighted average number of common shares outstanding for basic shares computation	37,109,735	36,834,266
Effect of dilutive securities – stock options	—	9,116
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,109,735	36,843,382
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$(0.18)	$0.21
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$(0.18)	$0.20

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

There were 50,000 options to purchase shares of common stock for the three months ended March 31, 2016. For the three months ended March 31, 2016 and 2015, options to purchase 0 and 9,116 shares of common stock, respectively, were included in the computation of diluted earnings per share.

The Company’s Convertible Notes were included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method” for periods when the Convertible Notes were outstanding. Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three months ended March 31, 2015, the effect of the Convertible Notes was anti-dilutive. The Convertible Notes matured and were repaid in March 2016.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2016 and December 31, 2015:

	March 31, 2016 (unaudited)			December 31, 2015
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts³	$1,665,993	$1,665,993	-	$2,129,381	$2,129,381	1
Senior Secured Loan	205,077,628	193,931,052	52	203,819,074	194,123,223	46
Junior Secured Loan	39,250,916	36,586,051	11	40,221,557	37,591,900	9
Senior Unsecured Loan	16,000,000	16,000,000	4	23,000,000	23,000,000	6
First Lien Bond	3,000,000	1,825,800	-	3,000,000	2,216,700	1
Senior Subordinated Bond	4,513,571	4,662,751	1	4,466,793	4,615,569	1
Senior Unsecured Bond	12,053,460	11,557,863	3	11,879,187	10,551,724	3
Senior Secured Bond	1,509,541	1,440,000	-	1,510,560	1,503,755	-
CLO Fund Securities	73,610,853	49,358,283	13	83,214,947	55,872,382	14
Equity Securities	10,467,787	10,927,901	3	10,467,787	9,548,488	2
Preferred	-	-	-	10,411,673	11,036,373	3
Asset Manager Affiliates²	56,091,230	50,348,000	13	56,591,230	57,381,000	14

Total	$423,240,979	$378,303,694	100%	$450,712,189	$409,570,495	100%

¹	Represents percentage of total portfolio at fair value.
²	Represents the equity investment in the Asset Manager Affiliates.
³	Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016 (unaudited)			December 31, 2015
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$6,905,517	$5,969,552	2%	$6,910,349	$6,383,724	2%
Asset Management Company[2]	56,091,230	50,348,000	13	56,591,230	57,381,000	14
Portfolio Company Loan	16,000,000	16,000,000	4	23,000,000	23,000,000	6
Automotive	9,883,628	9,459,234	3	9,898,494	9,440,866	2
Banking, Finance, Insurance & Real Estate	5,248,718	5,164,697	1	6,270,984	6,008,587	1
Beverage, Food and Tobacco	17,273,466	16,676,821	4	17,334,746	16,882,750	4
Capital Equipment	9,515,822	9,201,084	2	9,519,342	7,846,767	2
Chemicals, Plastics and Rubber	3,484,863	3,350,085	1	3,494,086	3,359,916	1
CLO Fund Securities	73,610,853	49,358,283	13	83,214,947	55,872,382	14
Construction & Building	1,971,999	1,918,106	1	1,976,345	1,907,614	-
Consumer goods: Durable	13,968,336	12,294,047	3	13,983,607	12,753,455	3
Consumer goods: Non-durable	19,327,124	18,779,753	5	20,124,355	19,646,576	5
Energy: Electricity	3,458,158	3,447,609	1	3,465,576	3,465,000	1
Energy: Oil & Gas	13,903,235	8,770,758	2	14,281,821	10,204,318	2
Environmental Industries	13,672,943	12,921,380	3	13,735,492	13,179,657	3
Forest Products & Paper	5,881,077	5,739,224	2	5,888,294	5,883,080	1
Healthcare & Pharmaceuticals	58,525,815	55,024,740	15	58,649,512	55,417,827	14
High Tech Industries	11,648,125	11,487,908	3	11,727,898	11,662,995	3
Hotel, Gaming & Leisure	400,000	1,000	-	400,000	1,000	-
Media: Advertising, Printing & Publishing	11,129,455	10,665,306	3	11,167,950	10,340,449	3
Media: Broadcasting & Subscription	6,601,248	6,613,480	2	7,428,110	7,406,792	2
Metals & Mining	228,563	991	-	228,563	991	-
Retail	4,409,540	3,769,979	1	4,416,709	3,594,599	1
Services: Business	22,295,921	25,926,536	7	18,206,668	21,022,801	5
Services: Consumer	6,504,267	6,302,351	2	6,512,029	6,356,054	2
Telecommunications	13,754,288	12,839,109	3	13,776,871	12,425,489	3
Time Deposit and Money Market Accounts[3]	1,665,993	1,665,993	-	2,129,381	2,129,381	1
Transportation: Cargo	7,812,395	7,725,254	2	18,232,953	18,865,603	5
Transportation: Consumer	2,457,756	2,456,406	1	2,472,795	2,324,381	1
Utilities: Electric	5,610,644	4,426,008	1	5,673,082	4,806,441	1

Total	$423,240,979	$378,303,694	100%	$450,712,189	$409,570,495	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

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

At March 31, 2016 and December 31, 2015, the total amount of non-qualifying assets was approximately 17% and 18%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 13% of the Company’s total assets for both periods (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 13% of its total assets on such dates).

The following tables detail the ten largest portfolio investments (at fair value) as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,091,230	$50,348,000	13%
Katonah 2007-I CLO Ltd.	24,838,257	19,116,934	5
Trimaran Advisors, L.L.C.	16,000,000	16,000,000	4
DBI Holding LLC	8,810,149	13,962,518	4
Grupo HIMA San Pablo, Inc.	9,820,107	9,292,462	2
Catamaran CLO 2015-1 Ltd.	11,634,222	7,618,563	2
WireCo WorldGroup Inc.	8,015,822	7,348,800	2
Tank Partners Holdings, LLC	11,410,136	6,837,977	2
Nielsen & Bainbridge, LLC	6,794,861	6,450,224	2
Roscoe Medical, Inc.	6,657,567	6,354,950	2

Total	$160,072,351	$143,330,428	38%

	December 31, 2015
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,591,230	$57,381,000	14%
Trimaran Advisors, L.L.C.	23,000,000	23,000,000	6
Katonah 2007-I CLO Ltd.	24,312,424	20,295,677	5
DBI Holding, LLC	8,585,578	12,975,447	3
Crowley Holdings Preferred, LLC	10,411,673	11,036,373	3
Grupo HIMA San Pablo, Inc.	9,817,315	9,917,500	2
Catamaran CLO 2015-1 Ltd.	11,869,751	8,789,651	2
Tank Partners Holdings, LLC	10,624,515	8,177,538	2
Weiman Products, LLC	6,582,457	6,619,805	2
Nielsen & Bainbrige, LLC	6,803,605	6,510,157	2

Total	$168,598,548	$164,703,148	40%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 16% and 19% of the total fair value of the Company’s investments at March 31, 2016 and December 31, 2015, respectively.

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

Fair Value Measurements

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 – Significant Accounting Policies — Investments”).

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of March 31, 2016 (unaudited) and December 31, 2015, respectively:

	As of March 31, 2016 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$1,665,993	$—	$1,665,993
Debt securities	—	95,323,960	170,679,557	266,003,517
CLO Fund securities	—	—	49,358,283	49,358,283
Equity securities	—	—	10,927,901	10,927,901
Asset Manager Affiliates	—	—	50,348,000	50,348,000

Total	$—	$96,989,953	$281,313,741	$378,303,694

	As of December 31, 2015
	Level I	Level II	Level III	Total
Money market accounts	$—	$2,129,381	$—	$2,129,381
Debt securities	—	101,238,779	183,400,465	284,639,244
CLO Fund securities	—	—	55,872,382	55,872,382
Equity securities	—	445,485	9,103,003	9,548,488
Asset Manager Affiliates	—	—	57,381,000	57,381,000

Total	$—	$103,813,645	$305,756,850	$409,570,495

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

	Three Months Ended March 31, 2016 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2015	$183,400,465	$55,872,382	$9,103,003	$57,381,000	$305,756,850
Transfers out of Level III¹	(19,927,939)	—	—	—	(19,927,939)
Transfers into Level III²	20,895,090	—	445,485	—	21,340,575
Net accretion of discount	81,423	(1,938,974)	—	—	(1,857,551)
Purchases	—	—	—	—	—
Sales / Paydowns / Return of Capital	(13,099,662)	—	—	(500,000)	(13,599,662)
Total realized gain (loss) included in earnings	63,666	(7,665,121)	—	—	(7,601,455)
Total unrealized gain (loss) included in earnings	(733,486)	3,089,996	1,379,413	(6,533,000)	(2,797,077)
Balance, March 31, 2016	$170,679,557	$49,358,283	$10,927,901	$50,348,000	$281,313,741
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(11,271,164)	$3,089,996	$1,379,413	$(6,533,000)	$(13,334,755)

¹Transfers out of Level III represent a transfer of $19,927,939 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2016

²Transfers into Level III represent a transfer of $20,895,090 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31, 2016

	Year Ended December 31, 2015
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Transfers out of Level III¹	(30,472,595)	—	—	—	(30,472,595)
Transfers into Level III²	34,013,134	—	—	—	34,013,134
Net accretion of discount	300,255	(9,507,048)	—	—	(9,206,793)
Purchases	990,000	11,952,000	—	—	12,942,000
Sales/Paydowns/Return of Capital	—	(3,872,700)	(317,340)	(3,701,446)	(7,891,486)
Total realized gain (loss) included in earnings	99,145	(6,246,883)	3,015	—	(6,144,723)
Total unrealized gain (loss) included in earnings	7,452,183	(13,967,889)	1,297,647	(11,243,554)	(16,461,613)
Balance, December 31, 2015	$183,400,465	$55,872,382	$9,103,003	$57,381,000	$305,756,850

Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,109,531)	$(20,760,499)	$1,297,647	$(11,243,554)	$(23,254,223)

¹Transfers out of Level III represent a transfer of $30,472,595 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2015.

²Transfers into Level III represent a transfer of $34,013,134 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2015.

As of March 31, 2016, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $96,989,953 as of March 31, 2016.

As of March 31, 2016, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$5,599,868	Enterprise Value	Average EBITDA Multiple	7.15x
	$165,078,689	Income Approach	Implied Discount Rate	2.9% - 34.4% (10.4%)
	$1,000	Options Value	Qualitative Inputs[1]
Equity Securities	$10,388,319	Enterprise Value	Average EBITDA Multiple/WAAC	4.9x/7.3% - 13.8x/13.3% (7.3x/11.8%)
	$534,582	Market Approach	Third Party Quote	100 (100)
	$5,000	Options Value	Qualitative Inputs[1]
			Discount Rate	13.25% - 16% (15.9%)
			Probability of Default	2.0% - 2.5% (2.1%)
CLO Fund Securities	$49,358,283	Discounted Cash Flow	Loss Severity	25.0% - 25.9% (25.8%)
			Recovery Rate	74.1% - 75.0% (74.25%)
			Prepayment Rate	7.9% - 32% (25.2%)
Asset Manager Affiliate	$50,348,000	Discounted Cash Flow	Discount Rate	2.27% - 16.00% (9.27%)
Total Level III Investments	$281,313,741

¹ The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

As of December 31, 2015, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$2,216,700	Enterprise Value	Average EBITDA Multiple	7.2x
	$181,182,774	Income Approach	Implied Discount Rate	4.9% - 27.1% (10.46%)
	$991	Options Value	Qualitative Inputs[1]
Equity Securities	$9,100,103	Enterprise Value	Average EBITDA Multiple/WAAC	4.8x/6.9% - 12.9x/13.4% (6.8x/12.0%)
	$3,000	Options Value	Qualitative Inputs[1]
			Discount Rate	11.3% - 15.0% (14.9%)
			Probability of Default	2.0% - 2.5% (2.1%)
CLO Fund Securities	$55,872,382	Discounted Cash Flow	Loss Severity	25.0% - 25.9% (25.7%)
			Recovery Rate	74.1% - 75% (74.3%)
			Prepayment Rate	7.9% - 32.0% (25.3%)
Asset Manager Affiliate	$57,381,000	Discounted Cash Flow	Discount Rate	2.4% - 15.0% (8.6%)
Total Level III Investments	$305,756,850

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At March 31, 2016 and December 31, 2015, the Asset Manager Affiliates had approximately $2.7 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $50 million and $57 million, respectively.

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

For the three months ended March 31, 2016 and 2015, the Asset Manager Affiliates declared cash distributions of $1.1 million and $2.7 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of the estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $550,000 and $1.4 million of Dividends from Asset Manager Affiliates in the Statement of Operations in the first quarter of 2016 and 2015, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for VIEs and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their management fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015, early adoption is permitted. The Asset Manager Affiliates adopted ASU 2015-2 in 2016 which resulted in the deconsolidation of the CLO Funds. In addition, in accordance with Regulation S-X, additional financial information with respect to one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO is required to be included in the Company’s SEC Filings. This additional financial information regarding the Asset Manager Affiliates and Katonah 2007-1 CLO does not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet (unaudited)

	As of	As of
	March 31, 2016	December 31, 2015
Cash	$2,337,417	$3,601,156
Investments	16,237,272	23,089,679
Intangible Assets	24,140,164	24,467,705
Other Assets	3,256,136	5,244,693
Total Assets	$45,970,989	$56,403,233

Debt	$16,000,000	$23,000,000
Other Liabilities	2,450,799	5,131,814
Total Liabilities	18,450,799	28,131,814
Total Equity	27,520,190	28,271,419
Total Liabilities and Equity	$45,970,989	$56,403,233

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2016	2015
Fee Revenue	$3,329,627	$4,186,141
Interest Income	153,832	519,662
Total Income	3,483,459	4,705,803
Operating Expenses	2,728,445	3,452,516
Amortization of Intangibles	327,541	527,133
Interest Expense	489,835	517,500
Total Expenses	3,545,821	4,497,149
Pre-Tax Income (Loss)	(62,362)	208,654
Income Tax (Benefit) Expense	(361,132)	176,298
Net Income	$298,770	$32,356

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2016	December 31, 2015
Total Investments at Fair Value	$243,498,777	$246,766,505
Cash	15,057,779	17,301,178
Total Assets	259,134,698	265,389,850
CLO Debt at Fair Value	255,382,574	261,433,473
Total Liabilities	259,211,308	269,163,111
Total Net Assets	(76,610)	(3,773,261)

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2016	2015
Interest Income from Investments	$2,539,074	$2,615,394
Total Income	2,565,008	2,649,868
Interest Expense	2,122,315	2,375,635
Total Expenses	2,426,062	2,699,853
Net Realized and Unrealized Gains (Losses)	3,557,707	(2,121,720)
Increase (Decrease) in net assets resulting from operations	3,696,652	(2,171,705)

On February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment.

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

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors prior to the Company’s IPO in exchange for shares of the Company’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for U.S. GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Code. At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which is being amortized for tax purposes on a straight-line basis over 15 years.

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the code and resulted in tax goodwill of approximately $22.8 million which is being amortized for tax purposes on a straight-line basis over 15 years.

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At March 31, 2016 and December 31, 2015, the par value of the outstanding loan was $16 million and $23 million, respectively. During the first quarter of 2016, Trimaran repaid $7 million of the outstanding loan. For the three months ended March 31, 2016 and 2015, the Company recognized interest income of approximately $482,000 and $517,500 related to the Trimaran Credit Facility, respectively.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2016 (unaudited)	As of December 31, 2015

7.375% Notes Due 2019 (net of offering costs of: 2016 - $837,745; 2015 - $890,344)	$40,562,255	$40,509,656
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2016 - $2,753,854 and $2,961,017, respectively; 2015 - $2,907,595 and $3,126,009, respectively)	$141,635,129	$141,316,396
Convertible Notes, due March 15, 2016 (net of offering costs of: 2015 - $21,292)	$-	$19,277,709

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2016 were 3.8% and 7.3 years, respectively, and as of December 31, 2015 were 4.08% and 6.8 years, respectively.

Convertible Notes

On March 16, 2011, the Company issued $55 million in aggregate principal amount of unsecured 8.75% convertible notes due March 2016 (“Convertible Notes”). On March 23, 2011, pursuant to an over-allotment option, the Company issued an additional $5 million of such Convertible Notes for a total of $60 million in aggregate principal amount. The net proceeds from the sale of the Convertible Notes, after the payment of underwriting expenses, were approximately $57.7 million. Interest on the Convertible Notes is due semi-annually in arrears on March 15 and September 15, at a rate of 8.75%, commencing September 15, 2011. The Convertible Notes matured and were repaid on March 15, 2016. The Convertible Notes were senior unsecured obligations of the Company.

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs which were amortized over the term of the Convertible Notes on an effective yield method. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the note trustee for cancellation effective September 13, 2013. During 2015 the Company repurchased approximately $19.3 million of Convertible Notes at a price ranging from $101.500 to $102.375. KCAP subsequently surrendered these notes to the Trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-20-40, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. For the three months ended March 31, 2016 there were no realized losses on extinguishment of debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt. The Convertible Notes matured and were fully repaid on March 15, 2016.

For the three months ended March 31, 2016 and 2015, interest expense related to the Convertible Notes was approximately $378,000 and $845,000, respectively.

Fair Value of Convertible Notes. The Company carries the Convertible Notes at cost. The Convertible Notes were issued in a private placement and there is no active trading of these notes. The estimated fair value of the Company’s outstanding Convertible Notes was approximately $19.5 million at December 31, 2015. The fair value was determined based on an indicative closing price as of that date. The Convertible Notes were categorized as Level III following ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for these Notes, after the payment underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2016, the Company was in compliance with all of its debt covenants.

For the three months ended March 31, 2016 and 2015, interest expense related to the 7.375% Notes Due 2019 was approximately $763,000 for both periods.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $838,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $40.8 million and $41.1 million at March 31, 2016 and December 31, 2015, respectively. The fair value was determined based on the closing price on March 31, 2016 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820: Fair Value.

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

The Additional Issuance Offered Securities were issued as Class A-2 senior secured floating rate notes which have an initial face amount of $30,900,000, have a rating of AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B-2 senior secured floating rate notes which have an initial face amount of $3,600,000, a rating of AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 3.25%, Class C-2 secured deferrable floating rate notes which have an initial face amount of $4,000,000, a rating of A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D-2 secured deferrable floating rate notes which have an initial face amount of $3,600,000, a rating of BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated Additional Issuance Securities of the Issuer (the “Additional Issuance Subordinated Notes”), which have an initial face amount of $13,900,000. The Additional Issuance Subordinated Notes do not bear interest and are not rated. The Additional Issuance Securities have a stated maturity date of July 20, 2024 and are subject to a non-call period until the payment date on the Additional Issuance Securities occurring in July 2015. The Issuer has a reinvestment period to and including the payment date on the Additional Issuance Securities occurring in July 2017, or such earlier date as is provided in the indenture relating to the Additional Issuance Securities. In connection with the Additional Issuance Offered Securities, the Company incurred issuance costs and OID costs of approximately $584,000 and $896,000, respectively.

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

As of March 31, 2016, there were 75 investments in portfolio companies with a total fair value of approximately $186 million plus cash of $4.3 million, collateralizing the secured notes of the Issuer. At March 31, 2016, there were unamortized issuance costs of approximately $3.0 million, and unamortized original issue discount, (“OID”) of approximately $2.8 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period ended March 31, 2016, interest expense, including the amortization of deferred debt issuance costs and the OID was approximately $1.4 million consisting of stated interest expense of approximately $1.0 million, accreted discount of approximately $154,000, and amortization of deferred debt issuance costs of approximately $165,000. As of March 31, 2016 the stated interest charged under the securitization was based on current three month LIBOR at the reset date, which was 0.62%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate(1)	LIBOR Spread (basis points)	Interest Expense(1)

KCAP Senior Funding LLC Class A Notes	2.12%	150	$563,099
KCAP Senior Funding LLC Class B Notes	3.87%	325	121,341
KCAP Senior Funding LLC Class C Notes	4.87%	425	170,213
KCAP Senior Funding LLC Class D Notes	5.87%	525	185,041
Total			$1,039,694

(1) Stated Interest Rate (and thus periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 108,150,000	$ 12,600,000	$ 14,000,000	$ 12,600,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of
	March 31, 2016
	(unaudited)
	Principal Amount	Carrying Value	Fair Value

KCAP Senior Funding LLC Class A Notes	$108,150,000	$106,128,763	$105,311,063
KCAP Senior Funding LLC Class B Notes	12,600,000	12,364,516	12,064,500
KCAP Senior Funding LLC Class C Notes	14,000,000	13,738,351	12,390,000
KCAP Senior Funding LLC Class D Notes	12,600,000	12,364,516	10,489,500
Total	$147,350,000	$144,596,146	$140,255,063

Fair Value of KCAP Senior Funding I.   The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount of $2,753,854. The fair value of the KCAP Senior Funding I Notes was approximately $140 million and $144 million at March 31, 2016 and December 31, 2015, respectively. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board of Directors. The Company anticipates distributing at least 90% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2016). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The following reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2016:

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net increase in net assets resulting from operations	$(6,842,699)	$7,672,290
Net change in unrealized depreciation from investments	3,795,581	(1,092,986)
Excess capital gains over capital losses	7,811,888	(72,356)
Book/tax differences on CLO equity investments	795,651	377,933
Other book/tax differences	372,351	159,504

Taxable income before deductions for distributions	$5,932,772	$7,044,385

Taxable income before deductions for distributions per weighted average basic shares for the period	$0.16	$0.19
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.16	$0.19

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2016 and 2015, the Asset Manager Affiliates declared cash distributions of $1.1 million and $2.7 million to the Company, respectively. The Company recognized $550,000 and $1.4 million of dividends from Asset Manager Affiliates in the Statement of Operations in the first quarter of 2016 and 2015. For the quarters ended March 31, 2016 and 2015 the difference of $500,000 and $1.3 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital).

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

	Three Months Ended March 31,
	2016	2015
Distributions paid from:
Ordinary income	$5,496,812	$-
Return of Capital	-	-
Total	$5,496,812	$-

At March 31, 2016, the Company had a net capital loss carryforward of $90 million to offset net capital gains, to the extent provided by federal tax law. Of the net capital loss carryforward, $59 million is not subject to expiration under the RIC Modernization Act of 2010.

On March 18, 2016 the Company’s Board of Directors declared a distribution to shareholders of $0.15 per share for a total of $5.5 million. The record date was April 7, 2016 and the distribution was paid on April 28, 2016.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2016 and December 31, 2015, the Company had $7.4 million $360,000 of outstanding commitments to fund investments, respectively. At March 31, 2016, $7 million of such amount related to a revolving credit facility provided to Trimaran Advisors. Because Trimaran Advisors is wholly-owned by the Company, the Company fully controls when amounts thereunder are drawn by Trimaran Advisors.

9. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2016 and 2015, the Company issued 61,801 and 86,684 shares, respectively, of common stock under its dividend reinvestment plan. For the three months ended March 31, 2016, there were no grants of restricted stock, 31,373 shares were forfeited, and no shares vested. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses. The total number of shares of the Company’s common stock outstanding as of March 31, 2016 and December 31, 2015 was 37,130,433 and 37,100,005, respectively.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2015 through March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2015	50,000	$7.72
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2015	50,000	$7.72	3.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2016	50,000	$7.72	3.1	$-

Total vested at March 31, 2016	50,000	$7.72	3.1

1 Represents the difference between the market value of shares of the Company on March 31, 2016 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2016 and 2015, the Company did not recognize any non-cash compensation expense related to stock options. At March 31, 2016, the Company had no remaining compensation costs related to unvested stock option awards.

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

During the three months ended March 31, 2016, no shares of restricted stock vested and 31,373 shares of restricted stock were forfeited. As of March 31, 2016, after giving effect to these restricted stock awards, there were 669,166 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2015 through March 31, 2016 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2015	619,785
Granted	196,166
Vested	(104,550)
Forfeited	(10,862)
Non-vested shares outstanding at December 31, 2015	700,539
Granted	—
Vested	—
Forfeited	(31,373)
Non-Vested Outstanding at March 31, 2016	669,166

For the three months ended March 31, 2016, non-cash compensation expense related to restricted stock was approximately $421,000; of this amount approximately $172,000 was expensed at the Company, and approximately $249,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended March 31, 2015, non-cash compensation expense related to restricted stock was approximately $355,000; of this amount approximately $158,000 was expensed at the Company and approximately $197,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2016, the Company had approximately $3.0 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized over the remaining weighted average period of 2.0 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $9,000 and $11,000 was expensed during the three months ended March 31, 2016 and 2015, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $46,000 and $53,000 was expensed during the three months ended March 31, 2016 and 2015, respectively, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to March 31, 2016 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “KCAP Financial,” “Company,” “we,” “us,” and “our” refer to KCAP Financial, Inc., and its wholly-owned subsidiaries.

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of KCAP Financial, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.7 billion of par value assets under management as of March 31, 2016. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates).

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2016 (unaudited) and for the year ended December 31, 2015 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2014	$320,143,170	$77,514,902	$8,119,681	$72,326,000	$478,103,753
2015 Activity:
Purchases / originations /draws	108,670,472	11,952,000	1,953,299	—	124,023,641
Pay-downs / pay-offs / sales	(135,328,386)	(3,872,700)	(317,340)	(3,701,446)	(143,219,872)
Net accretion of interest	1,860,670	(9,507,050)	—	—	(9,094,250)
Net realized losses	41,580	(6,246,883)	3,015	—	(6,202,288)
Increase (decrease) in fair value	(10,748,262)	(13,967,887)	(210,167)	(11,243,554)	(36,169,870)

Fair Value at December 31, 2015	284,639,244	55,872,382	9,548,488	57,381,000	407,441,114
Year to Date 2016 Activity:
Purchases / originations /draws	6,218,684	—	—	—	6,218,684
Pay-downs / pay-offs / sales	(23,088,178)	—	—	(500,000)	(23,588,178)
Net accretion of interest	112,524	(1,938,974)	—	—	(1,826,450)
Net realized gains (losses)	(146,767)	(7,665,121)	—	—	(7,811,888)
Increase (decrease) in fair value	(1,731,990)	3,089,996	1,379,413	(6,533,000)	(3,795,581)

Fair Value at March 31, 2016	$266,003,517	$49,358,283	$10,927,901	$50,348,000	$376,637,701

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

The following table shows the Company’s portfolio by security type at March 31, 2016 and December 31, 2015:

	March 31, 2016 (unaudited)			December 31, 2015
Security Type	Cost	Fair Value	%¹	Cost	Fair Value	%¹
Money Market Accounts³	1,665,993	1,665,993	-	2,129,381	2,129,381	1
Senior Secured Loan	205,077,628	193,931,052	52	203,819,074	194,123,223	46
Junior Secured Loan	39,250,916	36,586,051	11	40,221,557	37,591,900	9
Senior Unsecured Loan	16,000,000	16,000,000	4	23,000,000	23,000,000	6
First Lien Bond	3,000,000	1,825,800	-	3,000,000	2,216,700	1
Senior Subordinated Bond	4,513,571	4,662,751	1	4,466,793	4,615,569	1
Senior Unsecured Bond	12,053,460	11,557,863	3	11,879,187	10,551,724	3
Senior Secured Bond	1,509,541	1,440,000	-	1,510,560	1,503,755	-
CLO Fund Securities	73,610,853	49,358,283	13	83,214,947	55,872,382	14
Equity Securities	10,467,787	10,927,901	3	10,467,787	9,548,488	2
Preferred	-	-	-	10,411,673	11,036,373	3
Asset Manager Affiliates²	56,091,230	50,348,000	13	56,591,230	57,381,000	14
Total	$423,240,979	$378,303,694	100%	$450,712,189	$409,570,495	100%

¹	Represents percentage of total portfolio at fair value.
²	Represents the equity investment in the Asset Manager Affiliates.
³	Includes restricted cash held under employee benefit plans.

At March 31, 2016 and December 31, 2015, our investments in income producing loans and debt securities, excluding CLO Fund Securities, had a weighted average interest rate of approximately 7.3% and 7.4%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at March 31, 2016 was spread across 27 different industries and 100 different entities with an average balance per entity of approximately $2.7 million. As of March 31, 2016, all but two of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. At March 31, 2016 and December 31, 2015, the total amount of non-qualifying assets was approximately 17% and 18%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 13% of the Company’s total assets for both periods (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 13% of its total assets on such dates). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

The following tables detail the ten largest portfolio companies (at fair value) as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,091,230	$50,348,000	13%
Katonah 2007-I CLO Ltd.	24,838,257	19,116,934	5
Trimaran Advisors, L.L.C.	16,000,000	16,000,000	4
DBI Holding LLC	8,810,149	13,962,518	4
Grupo HIMA San Pablo, Inc.	9,820,107	9,292,462	2
Catamaran CLO 2015-1 Ltd.	11,634,222	7,618,563	2
WireCo WorldGroup Inc.	8,015,822	7,348,800	2
Tank Partners Holdings, LLC	11,410,136	6,837,977	2
Nielsen & Bainbridge, LLC	6,794,861	6,450,224	2
Roscoe Medical, Inc.	6,657,567	6,354,950	2

Total	$160,072,351	$143,330,428	38%

	December 31, 2015
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,591,230	$57,381,000	14%
Trimaran Advisors, L.L.C.	23,000,000	23,000,000	6
Katonah 2007-I CLO Ltd.	24,312,424	20,295,677	5
DBI Holding, LLC	8,585,578	12,975,447	3
Crowley Holdings Preferred, LLC	10,411,673	11,036,373	3
Grupo HIMA San Pablo, Inc.	9,817,315	9,917,500	2
Catamaran CLO 2015-1 Ltd.	11,869,751	8,789,651	2
Tank Partners Holdings, LLC	10,624,515	8,177,538	2
Weiman Products, LLC	6,582,457	6,619,805	2
Nielsen & Bainbrige, LLC	6,803,605	6,510,157	2

Total	$168,598,548	$164,703,148	40%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 16% of the total fair value of the Company’s investments at March 31, 2016 and December 31, 2015.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016 (unaudited)			December 31, 2015
Industry Classification	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Aerospace and Defense	$6,905,517	$5,969,552	2%	$6,910,349	$6,383,724	2%
Asset Management Company[2]	56,091,230	50,348,000	13	56,591,230	57,381,000	14
Portfolio Company Loan	16,000,000	16,000,000	4	23,000,000	23,000,000	6
Automotive	9,883,628	9,459,234	3	9,898,494	9,440,866	2
Banking, Finance, Insurance & Real Estate	5,248,718	5,164,697	1	6,270,984	6,008,587	1
Beverage, Food and Tobacco	17,273,466	16,676,821	4	17,334,746	16,882,750	4
Capital Equipment	9,515,822	9,201,084	2	9,519,342	7,846,767	2
Chemicals, Plastics and Rubber	3,484,863	3,350,085	1	3,494,086	3,359,916	1
CLO Fund Securities	73,610,853	49,358,283	13	83,214,947	55,872,382	14
Construction & Building	1,971,999	1,918,106	1	1,976,345	1,907,614	-
Consumer goods: Durable	13,968,336	12,294,047	3	13,983,607	12,753,455	3
Consumer goods: Non-durable	19,327,124	18,779,753	5	20,124,355	19,646,576	5
Energy: Electricity	3,458,158	3,447,609	1	3,465,576	3,465,000	1
Energy: Oil & Gas	13,903,235	8,770,758	2	14,281,821	10,204,318	2
Environmental Industries	13,672,943	12,921,380	3	13,735,492	13,179,657	3
Forest Products & Paper	5,881,077	5,739,224	2	5,888,294	5,883,080	1
Healthcare & Pharmaceuticals	58,525,815	55,024,740	15	58,649,512	55,417,827	14
High Tech Industries	11,648,125	11,487,908	3	11,727,898	11,662,995	3
Hotel, Gaming & Leisure	400,000	1,000	-	400,000	1,000	-
Media: Advertising, Printing & Publishing	11,129,455	10,665,306	3	11,167,950	10,340,449	3
Media: Broadcasting & Subscription	6,601,248	6,613,480	2	7,428,110	7,406,792	2
Metals & Mining	228,563	991	-	228,563	991	-
Retail	4,409,540	3,769,979	1	4,416,709	3,594,599	1
Services: Business	22,295,921	25,926,536	7	18,206,668	21,022,801	5
Services: Consumer	6,504,267	6,302,351	2	6,512,029	6,356,054	2
Telecommunications	13,754,288	12,839,109	3	13,776,871	12,425,489	3
Time Deposit and Money Market Accounts[3]	1,665,993	1,665,993	-	2,129,381	2,129,381	1
Transportation: Cargo	7,812,395	7,725,254	2	18,232,953	18,865,603	5
Transportation: Consumer	2,457,756	2,456,406	1	2,472,795	2,324,381	1
Utilities: Electric	5,610,644	4,426,008	1	5,673,082	4,806,441	1

Total	$423,240,979	$378,303,694	100%	$450,712,189	$409,570,495	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2016, we had approximately $49 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of March 31, 2016 and December 31, 2015 are as follows:

			March 31, 2016		December 31, 2015
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$2,469,703	$117,484	$2,484,943	$280,164
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,380,029	425,000	1,373,132	400,000
Katonah IX CLO Ltd[2]	Preferred Shares	6.9	-	-	1,140,057	105,000
Katonah X CLO Ltd [2]	Subordinated Securities	33.3	-	-	7,637,499	1,000,000
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	24,838,257	19,116,931	24,312,424	20,295,677
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	1,416,218	1,378,569	1,375,013	1,647,272
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	6,585,195	2,831,834	6,791,980	3,312,940
Catamaran CLO 2013- 1 Ltd.[2]	Subordinated Notes	23.5	5,983,703	4,896,540	6,256,090	5,639,106
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	8,617,076	5,006,408	8,928,790	5,846,325
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,432,257	1,020,000	1,428,797	1,170,000
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,525,866	1,517,002	1,592,303	1,634,647
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	7,728,327	5,429,952	8,024,168	5,751,600
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	24.0	11,634,222	7,618,563	11,869,751	8,789,651
Total			$73,610,853	$49,358,283	$83,214,947	$55,872,382

¹ Represents percentage of class held.

² A CLO Fund managed by an Asset Manager Affiliate.

³ As of March 31, 2016, this CLO Fund security was not providing a taxable distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of March 31, 2016, our Asset Manager Affiliates had approximately $2.7 billion of par value of assets under management on which they earn management fees, and were valued at approximately $50 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, in the first quarter of 2016 our Asset Manager Affiliates received incentive fees from one fund.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2016 and 2015.

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

Investment Income on Investments in CLO Fund Securities. We generate investment income from our investments in the securities (typically preferred shares or subordinated securities) of CLO Funds managed by our Asset Manager Affiliates and select investments in securities issued by CLO Funds managed by other asset management companies. CLO Funds managed by our Asset Manager Affiliates and those managed by non-affiliates invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The Company distinguishes CLO Funds managed by its Asset Manager Affiliates as “CLO Fund Securities Managed by Affiliates”, in its financial consolidated statements. The underlying assets in each of the CLO Funds in which we have an investment are generally diversified secured or unsecured corporate debt. Our CLO Fund Securities that are subordinated securities or preferred shares (“junior securities”) are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund less payments made to senior bond holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and resulting cash distributions to us can vary significantly.

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

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three months ended March 31, 2016, the Asset Manager Affiliates received incentive fees from one fund.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. The fair value of our investment in our Asset Manager Affiliates was approximately $50 million at March 31, 2016, with an unrealized loss for the period ending March 31, 2016 of approximately $6.5 million. For the three months ended March 31, 2016 and 2015, we recognized dividend income of $550,000 and $1.4 million, from the Asset Manager Affiliates, respectively, while cash distributions received were approximately $1.1 million and $2.7 million for those periods, respectively. The decline in distributions from the Asset Manager Affiliates is due to the reduction in assets under management and the maturity of certain CLO Funds which were paying incentive fees. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.7 billion as of March 31, 2016 and December 31, 2015, for both periods.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended March 31, 2016 and 2015 was approximately $10 million and $12 million, respectively. Of these amounts, approximately $5.7 million and $6.2 million was attributable to interest income on our Debt Securities Portfolio.

The weighted average yield on debt securities portfolio was 7.3% and 7.4%, as of March 31, 2016 and December 31, 2015, respectively.

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

For the three months ended March 31, 2016 and 2015, approximately $3.2 million and $4.6 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax-basis, the Company recognized $4.0 million of taxable distributable income on distributions from our CLO Fund Securities during the three months ended March 31, 2016. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the average outstanding balance on our borrowings and, the base index rate for the period. Debt issuance costs represent fees, and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized ratably over the expected term of the borrowing.

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

Total expenses for the three months ended March 31, 2016 and 2015 were approximately $4.7 million and $5.8 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $2.6 million and $3.0 million, respectively, on average debt outstanding of $204 million and $227 million, respectively.

For the three months ended March 31, 2016 and 2015, approximately $967,000 and $1.1 million of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the three months ended March 31, 2016 and 2015, respectively, professional fees and insurance expenses totaled approximately $758,000 and $1.3 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $447,000 and $511,000 for the three months ended March 31, 2016 and 2015, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2016, net investment income and net realized losses were approximately $(3.0) million, or $(0.08) per share. For the three months ended March 31, 2015, net investment income and net realized gains were approximately $6.6 million, or $0.18 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. On February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment. For the three months ended March 31, 2016, GAAP-basis net investment income was approximately $4.8 million or $0.13 per share, while tax-basis distributable income was approximately $5.9 million or $0.16 per share. For the three months ended March 31, 2015, GAAP-basis net investment income was approximately $6.5 million or $0.18 per share, while tax-basis distributable income was approximately $7 million or $0.19 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2016, our total investments had net unrealized depreciation of approximately $3.8 million. Included in the net unrealized loss in 2016 are unrealized appreciation on CLO Fund Securities of approximately $3.1 million and equity securities of approximately $1.4 million, also unrealized depreciation of the Asset Manager Affiliates of $6.5 million, as well as unrealized depreciation on our debt securities of $1.7 million. During the three months ended March 31, 2015, our total investments had net unrealized appreciation of approximately $1.1 million. Included in the net unrealized gain in 2015 are unrealized depreciation on CLO Fund Securities of approximately $585,000 and equity securities of approximately $56,000, as well as unrealized appreciation of the Asset Manager Affiliates of $484,000, and debt securities of $1.3 million.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended March 31, 2016 was $6.8 million, or $0.18 per share. Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2015 was $7.7 million, or $0.21 per share.

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

As of March 31, 2016 and December 31, 2015 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2016	December 31, 2015

Cash	$626,236	$-
Money Market Accounts	1,665,993	2,129,381
Senior Secured Loan	193,931,052	194,123,223
Junior Secured Loan	36,586,051	37,591,900
Senior Unsecured Loan	16,000,000	23,000,000
First Lien Bond	1,825,800	2,216,700
Senior Subordinated Bond	4,662,751	4,615,569
Senior Secured Bond	1,440,000	1,503,755
Senior Unsecured Bond	11,557,863	10,551,724
CLO Fund Securities	49,358,283	55,872,382
Equity Securities	10,927,901	9,548,488
Preferred	—	11,036,373
Asset Manager Affiliates	50,348,000	57,381,000

Total	$378,929,930	$409,570,495

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2016, we had approximately $189 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 205%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On March 15, 2016, the Convertible Notes matured and were repaid in full.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At March 31, 2016, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. As of March 31, 2016 and December 31, 2015, these junior notes eliminate in consolidation and the remaining notes with a par value of $147.4 million are reflected on our consolidated balance sheet, net of $5.7 million and $6.0 million of unamortized discount and debt offering costs, respectively. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. However, we may face difficulty in obtaining a new debt and equity financing as a result of current market conditions. In this regard, because our common stock has traded at a price below our current net asset value per share over the last year or so and we are limited in our ability to sell our common stock at a price below net asset value per share without stockholder approval (which we currently do not have), we have been and may continue to be limited in our ability to raise equity capital. See “Business — Regulation — Common Stock”. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us and/or the Asset Manager Affiliates, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

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

The following table sets forth the quarterly distributions declared by us since 2014.

	Distribution	Declaration Date	Record Date	Pay Date
2016:
First quarter	$0.15	3/18/2016	4/7/2016	4/28/2016

Total declared in 2016	$0.15

2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016[1]	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015	10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.78

2014:
Fourth quarter	$0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	0.25	3/21/2014	4/4/2014	4/25/2014

Total declared in 2014	$1.00

¹ Since the record date of this distribution is in 2016, it is a 2016 tax event.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2016 and December 31, 2015, the Company had approximately $7.4 million and $360,000 of outstanding commitments to make such investments, respectively. At March 31, 2016, $7 million of such amount related to a revolving credit facility provided to Trimaran Advisors. Because Trimaran Advisors is wholly-owned by the Company, the Company fully controls when amounts thereunder are drawn by Trimaran Advisors.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$188,750,000	$—	$—	$41,400,000	$147,350,000

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2016, there were two issuers representing less than 1% of our total investments at fair value was on non-accrual status. As of December 31, 2015, there was one issuer representing less than 1% of our total investments at fair value was on non-accrual status.

Investment Income on CLO Fund Securities

We receive distributions from our investments in the most junior class of securities of CLO Funds (typically preferred shares or subordinated securities) managed by the Asset Manager Affiliates and selective investments in securities issued by funds managed by other asset management companies. Our CLO Fund junior class securities are subordinated to senior note holders who typically receive a return on their investment at a fixed spread relative to the LIBOR index. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the fund, less payments made to senior note holders and less fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares. The level of excess spread from CLO Fund securities can be impacted from the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund note liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly. In addition, the failure of CLO Funds in which we invest to comply with certain financial covenants may lead to the temporary suspension or deferral of cash distributions to us.

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

The following table sets forth the quarterly distributions declared by us for the 2016, 2015 and 2014 calendar years.

	Distribution	Declaration Date	Record Date	Pay Date
2016:
First quarter	$0.15	3/18/2016	4/7/2016	4/28/2016

Total declared in 2016	$0.15

2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016[1]	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015	10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.78

2014:
Fourth quarter	$0.25	12/17/2014	12/29/2014	1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014	10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014	7/25/2014
First quarter	0.25	3/21/2014	4/4/2014	4/25/2014

Total declared in 2014	$1.00

¹ Since the record date of this distribution is in 2016, it is a 2016 tax event.

The following table depicts the composition of shareholder distributions on a per share basis:

	Quarter-ended March 31,
	2016¹	2015¹
Net investment income	$0.13	$0.18
Tax Accounting Difference on CLO Equity Investments	0.02	0.01
Other tax accounting differences	0.01	-
Taxable distributable income	0.16	0.19
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.01	0.03
Available for distribution²	0.17	0.23
Distributed	$0.15	$0.21
Difference	$(0.02)	$(0.02)

¹	Table may not foot due to rounding.

²	The "Available for distribution" financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings to the Company's taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the "Available for distribution" financial measure to taxable distributable income per share in accordance with GAAP, the $0.01 and $0.03 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings is subtracted from the "Available for distribution" financial measure, for the three months ended March 31, 2016 and 2015, respectively. The Company's management believes that the presentation of the non-GAAP "Available for distribution" financial measure provides useful information to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2016, approximately 96.0% of our Debt Securities Portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2016, we had $188.8 million of borrowings outstanding at a current weighted average rate of 3.8%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our 7.375% Notes Due 2019 would remain the same at 7.375%, given that this debt is at a fixed rate. The Notes issued by KCAP Senior Funding are floating rate based upon a LIBOR index plus a spread, which serves as a floor should LIBOR decrease to zero. Accordingly, our interest costs associated with this debt will fluctuate with changes in LIBOR.

Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2016 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$(120,795)	$636,074	$1,392,943

Decrease in interest rate	$907,709	$907,709	$907,709

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $121,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $636,000 and $1.4 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $908,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our last Annual Report filed on Form 10-K for the period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2016, we issued a total of 61,801 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended March 31, 2016, the aggregate value of the shares of our common stock issued under our DRIP was approximately $206,000.

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

KCAP FINANCIAL, INC.

Date: May 4, 2016	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2016	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and Dean C. Kehler.(1)

3.1	Form of Certificate of Incorporation of the Company.(2)

3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(3)

4.1	Form of Dividend Reinvestment Plan.(4)

4.2(a)	Form of Base Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(5)

4.2(b)	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(5)

4.3	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.2)(5)

4.4	Indenture dated as of March 16, 2011, by and between the Company and U.S. Bank National Association, as trustee relating to the 8.75% Convertible Senior Notes Due 2016.(6)

4.5	Form of 8.75% Convertible Senior Notes Due 2016 (included as part of Exhibit 4.4).(6)

11.1	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Submitted herewith.
(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(2)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(3)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(4)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(5)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, as filed on March 16, 2011 (File No. 814-00735).

E-1