Form 10-Q
period 2016-06-30
KCAP Financial, Inc.
filed 2016-08-03
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of common stock of the registrant as of August 1, 2016 was 37,160,770.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016	As of December 31, 2015
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2016 - $7,191,009; 2015 - $2,129,381)	$7,191,009	$2,129,381
Debt securities (cost: 2016 - $276,526,638; 2015 - $298,308,845)	264,939,841	284,639,244
CLO Fund securities managed by affiliates (cost: 2016 - $61,341,828; 2015 - $77,764,568)	44,018,825	53,557,570
CLO Fund securities managed by non-affiliates (cost: 2016 - $5,296,106; 2015 - $5,450,379)	2,161,242	2,314,812
Equity securities (cost: 2016 - $10,467,786; 2015 - $10,467,786)	9,231,202	9,548,488
Asset Manager Affiliates (cost: 2016 - $56,091,230; 2015 - $56,591,230)	45,288,000	57,381,000
Total Investments at Fair Value (cost: 2016 - $416,914,597; 2015 - $450,712,189)	372,830,119	409,570,495
Cash	2,837,207	-
Restricted cash	6,420,566	7,138,272
Interest receivable	1,506,148	1,812,624
Receivable for open trades	2,390,625	—
Due from affiliates	1,469,812	2,117,095
Other assets	466,373	566,211

Total Assets	$387,920,850	$421,204,697

LIABILITIES
7.375% Notes Due 2019 (net of offering costs of: 2016 - $738,853; 2015 - $890,344)	$38,261,497	$40,509,656
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2016 - $2,599,083 and $2,794,883, respectively; 2015 - $2,907,595 and $3,126,009, respectively)	141,956,034	141,316,396
Convertible Notes (net of offering costs of: 2015 - $21,292)	—	19,277,709
Payable for open trades	3,008,395	—
Accounts payable and accrued expenses	1,564,043	2,218,065
Accrued interest payable	906,056	1,228,068
Due to affiliates	90	554,333

Total Liabilities	185,696,115	205,104,227

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,240,591 issued, and 37,136,898 outstanding at June 30, 2016, and 37,136,353 issued, and 37,100,005 outstanding at December 31, 2015	371,369	371,000
Capital in excess of par value	362,924,515	361,962,511
Excess distribution of net investment income	(22,768,289)	(21,638,184)
Accumulated net realized losses	(92,819,337)	(82,054,107)
Net unrealized depreciation on investments	(45,483,523)	(42,540,750)

Total Stockholders' Equity	202,224,735	216,100,470

Total Liabilities and Stockholders' Equity	$387,920,850	$421,204,697

NET ASSET VALUE PER COMMON SHARE	$5.45	$5.82

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Investment Income:
Interest from investments in debt securities	$5,214,331	$5,879,930	$10,919,908	$12,077,758
Interest from cash and time deposits	6,981	3,657	14,353	4,358
Investment income on CLO Fund Securities managed by affiliates	3,235,756	3,599,699	6,287,572	7,939,842
Investment income on CLO Fund Securities managed by non-affiliates	155,859	396,398	308,176	624,077
Dividends from Asset Manager Affiliates	850,000	1,235,439	1,400,000	2,649,414
Capital structuring service fees	116,473	56,263	159,711	218,066

Total investment income	9,579,400	11,171,386	19,089,720	23,513,515

Expenses:
Interest and amortization of debt issuance costs	2,264,590	2,990,782	4,838,030	5,957,969
Compensation	1,046,886	1,057,452	2,013,473	2,130,273
Professional fees	562,176	705,132	1,214,115	1,876,574
Insurance	106,830	107,094	213,053	219,533
Administrative and other	490,898	478,674	938,260	989,966

Total expenses	4,471,380	5,339,134	9,216,931	11,174,315

Net Investment Income	5,108,020	5,832,252	9,872,789	12,339,200
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) gains from investment transactions	(2,882,152)	26,050	(10,694,039)	98,406
Net change in unrealized appreciation (depreciation) appreciation on:
Debt securities	3,814,803	(2,502,825)	2,082,813	(1,252,614)
Equity securities	(1,696,700)	(207,148)	(317,286)	(263,271)
CLO Fund securities managed by affiliates	3,613,455	(4,970,933)	6,883,996	(5,629,804)
CLO Fund securities managed by non-affiliates	181,248	(222,252)	703	(148,508)
Asset Manager Affiliates investments	(5,060,000)	3,277,561	(11,593,000)	3,761,586

Total net change in unrealized appreciation (depreciation)	852,806	(4,625,597)	(2,942,774)	(3,532,611)

Net realized and unrealized depreciation on investments	(2,029,346)	(4,599,547)	(13,636,813)	(3,434,205)

Realized losses on extinguishments of debt	(71,190)	—	(71,190)	—
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$3,007,484	$1,232,705	$(3,835,214)	$8,904,995

Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.08	$0.03	$(0.10)	$0.24
Diluted:	$0.08	$0.03	$(0.10)	$0.24
Net Investment Income Per Common Share:
Basic:	$0.14	$0.16	$0.27	$0.33
Diluted:	$0.14	$0.16	$0.27	$0.33

Weighted Average Shares of Common Stock Outstanding—Basic	37,163,534	36,886,129	37,136,634	36,860,341
Weighted Average Shares of Common Stock Outstanding—Diluted	37,163,534	36,891,931	37,136,634	36,867,887

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30,
	2016	2015

Operations:
Net investment income	$9,872,789	$12,339,200
Net realized losses from investment transactions	(10,694,039)	98,406
Net change in unrealized (depreciation) appreciation on investments	(2,942,774)	(3,532,611)
Realized losses from extinguishments of debt	(71,190)	—

Net (decrease) increase in net assets resulting from operations	(3,835,214)	8,904,995

Stockholder distributions:
Distributions of ordinary income	(10,261,985)	(7,645,458)
Return of capital	(740,910)	-

Net decrease in net assets resulting from stockholder distributions	(11,002,895)	(7,645,458)

Capital share transactions:
(Repurchase) issuance of common stock for:
Common stock withheld for payroll taxes upon vesting of restricted stock	(246,695)	(218,536)
Dividend reinvestment plan	448,552	708,417
Stock based compensation	760,517	730,239

Net increase in net assets resulting from capital transactions	962,374	1,220,120

Net assets at beginning of period	216,100,470	255,316,701

Net assets at end of period (including undistributed net investment income of $0 in 2016 and $0 in 2015)	$202,224,735	$257,796,358

Net asset value per common share	$5.45	$6.96
Common shares outstanding at end of period	37,136,898	37,032,825

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES:
Net (decrease) increase in stockholder's equity resulting from operations	$(3,835,214)	$8,904,995
Adjustments to reconcile net (decrease) increase in stockholder’s equity resulting from operations to net cash provided by in operating activities:
Net realized losses (gains) on investment transactions	10,694,039	(98,406)
Net change in unrealized depreciation on investments	2,942,774	3,532,611
Purchases of investments	(21,762,184)	(62,257,431)
Proceeds from sales and redemptions of investments	43,478,564	60,112,789
Net accretion of amortization on investments	2,054,863	5,032,797
Amortization of original issue discount on indebtedness	308,513	300,388
Amortization of debt issuance costs	432,718	594,525
Realized losses on extinguishments of debt	71,190	—
Payment-in-kind interest income	(667,679)	(716,524)
Stock-based compensation	760,770	730,239
Changes in operating assets and liabilities:
(Increase) in receivable for open trades	(2,390,625)	—
Increase (decrease) in payable for open trades	3,008,395	(10,551,850)
Decrease (increase) in interest and dividends receivable	306,476	(168,262)
Decrease (increase) in other assets	99,838	(377,858)
Decrease in due from affiliates	647,282	614,830
(Decrease) increase in due to affiliates	(554,243)	2,185,091
(Decrease) in accounts payable	(654,022)	(845,347)
(Decrease) increase in accrued interest payable	(322,012)	145,794

Net cash provided by operating activities	34,619,443	7,138,381

FINANCING ACTIVITIES:
(Forfeitures) issuance of restricted shares	(254)	1,820
Distributions to stockholders	(10,554,343)	(16,019,236)
Purchase of treasury stock	(246,695)	(218,535)
Repayment/repurchase of Convertible Notes	(19,299,000)	—
Repurchase of 7.375% Notes Due 2019	(2,399,650)	—
Decrease (increase) in restricted cash	717,706	10,684,204

Net cash used in financing activities	(31,782,236)	(5,551,747)

CHANGE IN CASH	2,837,207	1,586,634
CASH, BEGINNING OF PERIOD	-	1,220,798
CASH, END OF PERIOD	$2,837,207	$2,807,432

Supplemental Information:
Interest paid during the period	$4,394,255	$4,917,229
Dividends paid during the period under the dividend reinvestment plan	$448,552	$708,417

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2016

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
1A Smart Start LLC[9,10] Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$2,985,000	$2,958,965	$2,833,661

4L Technologies Inc. (fka Clover Holdings, Inc.)[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,734,465	2,716,883	2,552,618

Advanced Lighting Technologies, Inc.[9,10] Consumer goods: Durable	First Lien Bond — 10.5% - 06/2019 - 00753CAE2 10.5% Cash, Due 6/19	3,000,000	3,000,000	1,564,800

Advantage Sales & Marketing Inc.[9] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,001,912	940,300

Alere Inc. (fka IM US Holdings, LLC)[10] Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	1,545,660	1,547,025	1,540,675

American Seafoods Group LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,912,963	3,896,174	3,848,399

Anaren, Inc.[9,10] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,881,561	1,869,054	1,804,229

Apco Holdings, Inc.[9,10] Services: Business	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/22	3,975,000	3,863,867	3,879,998

API Technologies Corp.[9,10] Electronics	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1.0% Libor Floor, Due 4/22	3,500,000	3,431,926	3,430,000

Aristotle Corporation, The[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,684,469	3,669,060	3,517,194

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
Asurion, LLC (fka Asurion Corporation)[9,10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	$913,034	$914,156	$909,994

Asurion, LLC (fka Asurion Corporation)[9,10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	881,414	877,565	871,057

Avalign Technologies, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	991,356	985,000

Avalign Technologies, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,912,690	2,895,750

Bankruptcy Management Solutions, Inc.[9] Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	674,080	674,080	656,014

BarBri, Inc. (Gemini Holdings, Inc.)[9,10] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,664,698	2,657,895	2,539,990

BBB Industries US Holdings, Inc.[9,10] Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,962,500	2,917,239	2,780,010

Bellisio Foods, Inc.[9,10] Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	1,876,982	1,871,925	1,857,274

Bestop, Inc.[9,10] Automotive	Senior Secured Loan — Revolving Loan 6.3% Cash, 1.0% Libor Floor, Due 7/20	135,000	130,107	122,121

Bestop, Inc.[9,10] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	1,540,000	1,520,451	1,393,084

Carolina Beverage Group LLC[9] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,508,522	1,464,000

CCS Intermediate Holdings, LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,947,500	2,936,756	2,498,301

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
Cengage Learning, Inc.[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — 2016 Refinancing Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/23	$3,812,977	$3,807,648	$3,774,848

Charter Communications Operating, LLC (aka CCO Safari LLC)[10] Media: Broadcasting & Subscription	Senior Secured Loan — Term I Loan (2016) 3.5% Cash, 0.8% Libor Floor, Due 1/23	997,500	998,724	999,839

Checkout Holding Corp. (fka Catalina Marketing)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	980,000	976,652	824,837

CHS/Community Health Systems, Inc.[10] Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	1,984,962	1,982,794	1,938,365

Consolidated Communications, Inc.[10] Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,947,103	2,955,329	2,941,946

CRGT Inc.[9,10] High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,812,025	3,767,174	3,682,035

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[9] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,012,595	2,836,500

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,955,150	2,930,211	2,910,823

DBI Holding LLC[9] Services: Business	Senior Unsecured Bond — 09/2019 – PIK Note 0.0% Cash, 13.0% PIK, Due 9/19	4,379,296	4,220,321	4,379,296

DBI Holding LLC[9] Services: Business	Senior Subordinated Bond — 09/2019 - Senior Subordinated Note 12.0% Cash, 1.0% PIK, Due 9/19	4,572,715	4,560,314	4,709,896

DJO Finance LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/20	1,492,481	1,484,449	1,432,163

Drew Marine Group Inc.[9] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,495,909	2,275,750

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
ELO Touch Solutions, Inc.[9,10] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 6/18	$1,483,754	$1,449,967	$1,423,811

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[9] Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	4,000,000	3,986,137	3,703,600

Fender Musical Instruments Corporation[9,10] Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,353,065	1,360,750	1,352,524

FHC Health Systems, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,858,304	3,827,812	3,716,820

First American Payment Systems, L.P.[9] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	1,796,448	1,781,048	1,728,542

Getty Images, Inc.[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,151,718	2,160,170	1,607,064

GI Advo Opco, LLC[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	248,750	246,504	246,785

GI Advo Opco, LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	2,736,250	2,711,556	2,714,634

GK Holdings, Inc. (aka Global Knowledge)[9] Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,476,033	1,372,500

GK Holdings, Inc. (aka Global Knowledge)[9,10] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,462,500	2,443,660	2,376,313

Global Tel*Link Corporation[9] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,952,006	3,380,000

Gold Standard Baking, Inc.[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,475,000	2,464,957	2,414,363

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
Grande Communications Networks LLC[9,10] Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	$3,880,119	$3,885,579	$3,876,626

Grifols Worldwide Operations Limited[10] Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loan 3.5% Cash, Due 2/21	992,386	990,174	992,639

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,902,500	2,884,083	2,836,323

Grupo HIMA San Pablo, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,938,801	6,493,900

Gymboree Corporation., The[9,10] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,412,971	1,110,459

Hargray Communications Group, Inc. (HCP Acquisition LLC)[9,10] Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,895,294	2,880,811	2,895,004

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	1,789,785	1,780,346	1,745,041

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 8/19	1,406,250	1,402,289	1,342,969

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[9,10] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-5 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 12/19	1,458,333	1,438,499	1,414,583

Hoffmaster Group, Inc.[9] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	2,000,000	1,979,158	1,862,800

Hoffmaster Group, Inc.[9,10] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,920,000	3,894,693	3,830,232

Industrial Services Acquisition, LLC (aka Evergreen / NAIC)[9,10] Ecological	Senior Secured Loan — Term Loan 5.0% Cash, Due 12/22	3,000,000	2,970,013	2,970,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
Integra Telecom Holdings, Inc.[9,10] Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	$2,947,462	$2,938,793	$2,883,915

International Architectural Products, Inc.[7,9] Metals & Mining	Senior Secured Loan — Term Loan 0.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	247,636	228,563	991

Kellermeyer Bergensons Services, LLC[9,10] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,950,120	1,935,233	1,846,764

Key Safety Systems, Inc.[9,10] Automotive	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 8/21	1,394,077	1,388,938	1,392,682

Landslide Holdings, Inc. (Crimson Acquisition Corp.)[9,10] High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,404,144	3,410,066	3,402,782

MB Aerospace ACP Holdings II Corp.[9,10] Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	1,224,424	1,213,016	1,216,097

Medical Specialties Distributors, LLC[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,900,000	3,877,696	3,898,050

Medrisk, Inc.[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 2/23	1,995,000	1,975,929	1,995,000

MGOC, Inc. (fka Media General, Inc.)[10] Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,717,813	2,720,314	2,719,512

Nellson Nutraceutical, LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,362,641	2,346,161	2,290,344

Nellson Nutraceutical, LLC[9,10] Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,082,369	2,067,208	2,018,649

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
Nielsen & Bainbridge, LLC[9,10] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	$5,361,360	$5,321,234	$5,307,746

NM Z Parent Inc. (aka Zep, Inc.)[9,10] Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/22	3,465,000	3,475,643	3,393,621

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[9,10] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	960,244	953,817	903,685

Onex Carestream Finance LP9 Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,902,553

Onex Carestream Finance LP9, 10 Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,803,169	1,807,215	1,778,466

Otter Products, LLC (OtterBox Holdings, Inc.)[9,10] Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,600,266	2,585,159	2,435,929

PGX Holdings, Inc.[9,10] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/20	3,798,571	3,771,595	3,795,912

Playpower, Inc.[9,10] Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,980,000	1,967,650	1,929,906

PrimeLine Utility Services LLC (fka FR Utility Services LLC)[9,10] Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,455,699	3,424,176	3,447,060

PSC Industrial Holdings Corp.[9,10] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	2,989,475	2,965,953	2,916,532

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[9,10] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,920,053	3,900,959	3,782,851

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
Ravn Air Group, Inc.[9,10] Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/21	$2,453,125	$2,442,712	$2,450,672

Roscoe Medical, Inc.[9] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,660,600	6,434,680

Rovi Solutions Corporation / Rovi Guides, Inc.[10] High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,947,368	2,918,603	2,905,015

Sandy Creek Energy Associates, L.P.[9,10] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,647,585	2,639,311	2,124,687

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[9,10] Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.3% Libor Floor, Due 8/21	2,840,471	2,822,531	2,704,412

Sun Products Corporation, The (fka Huish Detergents Inc.)[9,10] Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,870,000	3,853,388	3,862,744

Tank Partners Holdings, LLC[9] Energy: Oil & Gas	Senior Secured Loan — Loan 10.0% Cash, 4.0% PIK, 3.0% Libor Floor, Due 8/19	10,458,384	10,346,733	7,387,802

TPF II Power, LLC (TPF II Covert Midco, LLC)[9,10] Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	2,859,126	2,879,101	2,852,579

Trimaran Advisors, L.L.C.[9] Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	16,000,000	16,000,000	16,000,000

TRSO I, Inc.[9] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	1,000,000	994,098	838,900

U.S. Shipping Corp (fka U.S. Shipping Partners LP)[9,10] Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,411,023	1,410,062	1,410,882

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value
USJ-IMECO Holding Company, LLC[9,10] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	$3,698,675	$3,686,883	$3,697,566

Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)[10] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.5% Cash, 0.8% Libor Floor, Due 6/21	1,668,457	1,671,628	1,672,895

Verdesian Life Sciences, LLC[9,10] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,873,791	3,835,696	3,694,822

Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)[9,10] Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,974,464	2,989,405	2,839,721

Weiman Products, LLC[9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 11/18	969,930	965,177	969,736

Weiman Products, LLC[9,10] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 11/18	4,836,349	4,813,034	4,835,382

WireCo WorldGroup Inc.[9] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	5,000,000	4,984,623	5,000,000

WireCo WorldGroup Inc.[9,10] Capital Equipment	Senior Unsecured Bond — 9.000% - 05/2017 9.0% Cash, Due 5/17	3,000,000	3,027,679	3,000,000

Total Investment in Debt Securities (131% of net asset value at fair value)		$278,105,678	$276,526,638	$264,939,841

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value
Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,139,594

Aerostructures Holdings L.P.[5,9] Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	1,000

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,9] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	483,392

DBI Holding LLC[5,9] Services: Business	Class A Warrants	3.2%	258,940	4,967,317

eInstruction Acquisition, LLC[5,9] Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,5] Capital Equipment	Class A Shares	1,500	1,500,000	750,749

Perseus Holding Corp.[5,9] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Roscoe Investors, LLC[5,9] Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	863,000

Tank Partners Holdings, LLC 5,[9,12] Energy: Oil & Gas	Unit	5.8%	980,000	1,000

Tank Partners Holdings, LLC[5,9] Energy: Oil & Gas	Warrants	1.3%	185,205	1,000

TRSO II, Inc.[5,9] Energy: Oil & Gas	Common Stock	5.4%	1,500,000	933,053

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value
New Millennium Holdco, Inc. (Millennium Health, LLC)[5,9] Healthcare & Pharmaceuticals	Common	0.2%	$1,953,299	$89,097

Total Investment in Equity Securities (5% of net asset value at fair value)			$10,467,786	$9,231,202

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[13]	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Subordinated Securities, effective interest 7.2%, 1/21 maturity	22.2%	$2,465,495	$91,518
Katonah III, Ltd.[3]	Preferred Shares, effective interest 2.0%, 5/15 maturity	23.1%	1,387,049	325,000
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares, effective interest 33.3%, 4/22 maturity	100%	25,788,253	20,940,687
Trimaran CLO VII, Ltd.[3,6]	Income Notes, effective interest 42.7%, 6/21 maturity	10.5%	1,450,534	1,509,754
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes, effective interest 4.6%, 12/23 maturity	24.9%	6,306,230	2,669,020
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes, effective interest 14.4%, 1/25 maturity	23.5%	5,715,958	5,196,495
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes, effective interest 9.6%, 4/26 maturity	24.9%	8,381,930	4,700,325
Dryden 30 Senior Loan Fund[3]	Subordinated Notes, effective interest 27.3%, 11/25 maturity	7.5%	1,443,562	1,744,724
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes, effective interest 12.5%, 10/26 maturity	24.9%	7,535,156	4,981,344
Catamaran CLO 2015-1 Ltd.[3,6]	Subordinated Notes, effective interest 8.7%, 4/27 maturity	9.94%	4,728,697	2,971,200
Total Investment in CLO Subordinated Securities			$65,202,864	$45,130,067

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.[3,6]	Float - 04/2026 - E - 14889FAC7, Par Value of $1,525,000 6.4% Cash, 4/26 maturity	15.1%	1,435,070	1,050,000
Total Investment in CLO Rated-Note			$1,435,070	$1,050,000
Total Investment in CLO Fund Securities (23% of net asset value at fair value)			$66,637,934	$46,180,067

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value
Asset Manager Affiliates[9,11]	Asset Management Company	100%	$56,091,230	$45,288,000
Total Investment in Asset Manager Affiliates (22% of net asset value at fair value)			$56,091,230	$45,288,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par /Amortized Cost	Fair Value
JP Morgan Business Money Market Account[8,9]	Money Market Account	0.1%	$14,268	$14,268
US Bank Money Market Account[9]	Money Market Account	0.02%	7,176,741	7,176,741
Total Investment in Time Deposit and Money Market Accounts (4% of net asset value at fair value)			$7,191,009	$7,191,009
Total Investments [4] (184% of net asset value at fair value)			$416,914,597	$372,830,119

See accompanying notes to consolidated financial statements.

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2016. As noted in the table above, 80% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.
[2]	Reflects the fair market value of all investments as of June 30, 2016, as determined by the Company’s Board of Directors.
[3]	Non-U.S. company or principal place of business outside the U.S.
[4]	The aggregate cost of investments for federal income tax purposes is approximately $436 million. The aggregate gross unrealized appreciation is approximately $5.5 million, the aggregate gross unrealized depreciation is approximately $68.3 million, and the net unrealized depreciation is approximately $62.9 million.
[5]	Non-income producing.
[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
[7]	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
[8]	Money market account holding restricted cash and security deposits for employee benefit plans.
[9]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
[10]	As of June 30, 2016, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.
[11]	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
[12]	Non-voting.
[13]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

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

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2016	2015

Per Share Data:
Net asset value, at beginning of period	$5.82	$6.94
Net investment income[1]	0.27	0.33
Net realized losses from investments[1]	(0.29)	-
Net change in unrealized depreciation on investments[1]	(0.08)	(0.09)
Net (decrease) increase in net assets resulting from operations	(0.10)	0.24
Net decrease in net assets resulting from distributions:
Distributions of ordinary income	(0.28)	(0.21)
Return of capital	(0.02)	-
Net decrease in net assets resulting from distributions	(0.30)	(0.21)
Net (decrease) in net assets relating to stock-based transactions:
Common stock withheld for payroll taxes upon vesting of restricted stock	-	-
Dividend reinvestment plan	(0.01)	(0.00)
Stock based compensation	0.03	(0.02)
Net increase (decrease) in net assets relating to stock-based transactions[6]	0.03	(0.01)

Net asset value, end of period	$5.45	$6.96
Total net asset value return[2]	(1.2)%	3.3%

Ratio/Supplemental Data:
Per share market value at beginning of period	$4.07	$6.82
Per share market value at end of period	$3.92	$5.98
Total market return[3]	3.7%	(9.2)%
Shares outstanding at end of period	37,136,898	37,032,825
Net assets at end of period	$202,224,735	$257,796,358
Portfolio turnover rate[4]	11.2%	12.2%
Average par debt outstanding	$196,201,299	$227,397,000
Asset coverage ratio	205%	212%
Ratio of net investment income to average net assets[5]	9.4%	9.5%
Ratio of total expenses to average net assets[5]	8.8%	8.6%
Ratio of interest expense to average net assets[5]	4.6%	4.6%
Ratio of non-interest expenses to average net assets[5]	4.2%	4.0%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions (including any return of capital), divided by the beginning net asset value per share.
[3]	Total market return equals the change in the ending market price over the beginning of period price per share plus distributions (including any return of capital), divided by the beginning price.
[4]	Not annualized. Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[5]	Annualized
[6]	Totals may not sum due to rounding.

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

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), an asset manager similar to Katonah Debt Advisors with assets under management of approximately $1.5 billion, for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash.

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

As of June 30, 2016, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Katonah X Management, L.L.C. and Trimaran Advisors Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $2.7 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have an investment interest in the CLO Funds they manage; however, KCAP holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

Third, the Company invests in debt and subordinated securities issued by CLO Funds (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by our Asset Manager Affiliates, but from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the six months ended June 30, 2016, the Company provided approximately $13.5 million to portfolio companies to support their growth objectives. None of this support was contractually obligated to be provided prior to the provision thereof. See also Note 8 – Commitments and Contingencies. As of June 30, 2016, the Company held loans it made to 93 investee companies with aggregate principal amounts of $257 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the six months ended June 30, 2016, the Company did not make any such introductions or lead any syndicates.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. For public business entities, the final guidance was effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new guidance beginning the first quarter of 2016.

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

Valuation of Portfolio Investments. The Company’s Board of Directors is ultimately and solely responsible for making a good faith determination of the fair value of portfolio investments on a quarterly basis. Debt and equity securities for which market quotations are readily available are generally valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued by the Board of Directors based on detailed analyses prepared by management and, in certain circumstances, third parties with valuation expertise. Valuations are conducted by management on 100% of the investment portfolio at the end of each quarter. The Company follows the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard as noted below.

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

The Company utilizes an independent valuation firm to provide an annual third-party review of the Company’s CLO Securities fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine fair values of CLO Securities, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm’s 2015 annual review concluded that the Company’s model appropriately factors in all the necessary inputs required to build an equity cash flow model for CLO Securities for fair value purposes and that the inputs were being employed correctly.

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

Asset Manager Affiliates. The Company’s investments in its wholly-owned asset management companies, the Asset Manager Affiliates, are carried at fair value, which is primarily determined utilizing the Discounted Cash Flow approach (as defined below), which incorporates different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation takes into consideration an analysis of comparable asset management companies and the amount of assets under management. The Asset Manager Affiliates are classified as a Level III investment. Any change in value from period to period is recognized as net change in unrealized appreciation or depreciation.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2016, one issuer representing less than 1% of the Company’s total investments at fair value was on a non-accrual status.

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

The following information sets forth the computation of basic and diluted net (decrease) increase in stockholders’ equity per share for the three and six months ended June 30, 2016 and 2015 (unaudited):

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net increase (decrease) in net assets resulting from operations	$3,007,484	$1,232,705	$(3,835,214)	$8,904,995
Net (increase) decrease in net assets allocated to unvested share awards	(46,972)	(20,663)	64,578	(149,482)

Net increase (decrease) in net assets available to common stockholders	$2,960,512	$1,212,042	$(3,770,636)	$8,755,513
Weighted average number of common shares outstanding for basic shares computation	37,163,534	36,886,129	37,136,634	36,860,341
Effect of dilutive securities – stock options	-	5,802	—	7,546

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,163,534	36,891,931	37,136,634	36,867,887

Net increase (decrease) in net assets per basic common shares:
Net increase (decrease) in net assets from operations	$0.08	$0.03	$(0.10)	$0.24
Net increase (decrease) in net assets per diluted shares:
Net increase (decrease) in net assets from operations	$0.08	$0.03	$(0.10)	$0.24

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

There were 50,000 options to purchase shares of common stock included in the computation of the diluted per share information for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016, the Company purchased 67,345 shares of common stock in connection with the vesting of employee’s restricted stock, such shares are treated as treasury shares and reduce the weighted average shares outstanding in the computation of earnings per share.

The Company’s Convertible Notes were included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method” for periods when the Convertible Notes were outstanding. Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the three and six month periods ended June 30, 2015, the effects of the convertible notes are anti-dilutive. The Convertible Notes matured and were repaid in March 2016.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2016 and December 31, 2015:

	June 30, 2016 (unaudited)			December 31, 2015
Security Type	Cost/ Amortized Cost	Fair Value	%¹	Cost/ Amortized Cost	Fair Value	%¹
Money Market Accounts³	$7,191,009	$7,191,009	2	$2,129,381	$2,129,381	1
Senior Secured Loan	202,023,215	194,066,823	52	203,819,074	194,123,223	46
Junior Secured Loan	37,201,963	34,755,026	9	40,221,557	37,591,900	9
Senior Unsecured Loan	16,000,000	16,000,000	4	23,000,000	23,000,000	6
First Lien Bond	3,000,000	1,564,800	1	3,000,000	2,216,700	1
Senior Subordinated Bond	4,560,314	4,709,896	1	4,466,793	4,615,569	1
Senior Unsecured Bond	12,232,623	12,379,296	3	11,879,187	10,551,724	3
Senior Secured Bond	1,508,522	1,464,000	-	1,510,560	1,503,755	-
CLO Fund Securities	66,637,934	46,180,067	13	83,214,947	55,872,382	14
Equity Securities	10,467,787	9,231,202	3	10,467,787	9,548,488	2
Preferred Securities	-	-	-	10,411,673	11,036,373	3
Asset Manager Affiliates²	56,091,230	45,288,000	12	56,591,230	57,381,000	14

Total	$416,914,597	$372,830,119	100%	$450,712,189	$409,570,495	100%

¹	Represents percentage of total portfolio at fair value.
²	Represents the equity investment in the Asset Manager Affiliates.
³	Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016 (unaudited)			December 31, 2015
Industry Classification	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%[1]
Aerospace and Defense	$4,333,032	$4,160,920	1%	$6,910,349	$6,383,724	2%
Asset Management Company[2]	56,091,230	45,288,000	12	56,591,230	57,381,000	14
Portfolio Company Loan	16,000,000	16,000,000	4	23,000,000	23,000,000	6
Automotive	5,956,735	5,687,897	2	9,898,494	9,440,866	2
Banking, Finance, Insurance & Real Estate	5,244,397	5,182,488	1	6,270,984	6,008,587	1
Beverage, Food and Tobacco	17,167,541	16,729,529	4	17,334,746	16,882,750	4
Capital Equipment	9,512,302	8,750,749	2	9,519,342	7,846,767	2
Chemicals, Plastics and Rubber	3,475,643	3,393,621	1	3,494,086	3,359,916	1
CLO Fund Securities	66,637,934	46,180,067	12	83,214,947	55,872,382	14
Construction & Building	1,967,650	1,929,906	1	1,976,345	1,907,614	-
Consumer goods: Durable	12,267,142	10,660,999	3	13,983,607	12,753,455	3
Consumer goods: Non-durable	18,976,505	18,571,340	5	20,124,355	19,646,576	5
Ecological	2,970,013	2,970,000	1	-	-	-
Electronics	3,431,926	3,430,000	1	-	-	-
Energy: Electricity	3,424,176	3,447,060	1	3,465,576	3,465,000	1
Energy: Oil & Gas	14,006,035	9,161,755	2	14,281,821	10,204,318	2
Environmental Industries	13,610,316	13,019,366	3	13,735,492	13,179,657	3
Forest Products & Paper	5,873,851	5,693,032	2	5,888,294	5,883,080	1
Healthcare & Pharmaceuticals	55,492,223	51,945,870	14	58,649,512	55,417,827	14
Healthcare, Education and Childcare	1,079,617	1,000	-	-	-	-
High Tech Industries	11,545,810	11,413,643	3	11,727,898	11,662,995	3
Hotel, Gaming & Leisure	400,000	1,000	-	400,000	1,000	-
Media: Advertising, Printing & Publishing	11,925,369	11,192,734	3	11,167,950	10,340,449	3
Media: Broadcasting & Subscription	6,599,850	6,614,355	2	7,428,110	7,406,792	2
Metals & Mining	228,563	991	-	228,563	991	-
Retail	4,402,375	3,950,180	1	4,416,709	3,594,599	1
Services: Business	21,388,178	26,032,083	7	18,206,668	21,022,801	5
Services: Consumer	6,429,491	6,335,902	2	6,512,029	6,356,054	2
Telecommunications	13,731,707	13,082,487	4	13,776,871	12,425,489	3
Time Deposit and Money Market Accounts[3]	7,191,009	7,191,009	2	2,129,381	2,129,381	1
Transportation: Cargo	7,592,854	7,384,198	2	18,232,953	18,865,603	5
Transportation: Consumer	2,442,712	2,450,672	1	2,472,795	2,324,381	1
Utilities: Electric	5,518,411	4,977,266	1	5,673,082	4,806,441	1

Total	$416,914,597	$372,830,119	100%	$450,712,189	$409,570,495	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

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

At June 30, 2016 and December 31, 2015, the total amount of non-qualifying assets was approximately 16% and 18% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 12% and 13% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 12% and 13% of its total assets on such dates, respectively).

The following tables detail the ten largest portfolio investments (at fair value) as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (unaudited)
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,091,230	$45,288,000	12%
Katonah 2007-I CLO Ltd.	25,788,255	20,940,690	6
Trimaran Advisors, L.L.C.[1]	16,000,000	16,000,000	4
DBI Holding LLC	9,039,576	14,056,509	4
Grupo HIMA San Pablo, Inc.	9,822,884	9,330,223	3
WireCo WorldGroup Inc.	8,012,302	8,000,000	2
Tank Partners Holdings, LLC	11,511,938	7,389,802	2
US Bank Money Market Account	7,176,741	7,176,741	2
Roscoe Medical, Inc.	6,660,600	6,434,680	2
Weiman Products, LLC	5,778,211	5,805,118	2

Total	$155,881,737	$140,421,763	39%

	December 31, 2015
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,591,230	$57,381,000	14%
Trimaran Advisors, L.L.C.[1]	23,000,000	23,000,000	6
Katonah 2007-I CLO Ltd.	24,312,424	20,295,677	5
DBI Holding, LLC	8,585,578	12,975,447	3
Crowley Holdings Preferred, LLC	10,411,673	11,036,373	3
Grupo HIMA San Pablo, Inc.	9,817,315	9,917,500	2
Catamaran CLO 2015-1 Ltd.	11,869,751	8,789,651	2
Tank Partners Holdings, LLC	10,624,515	8,177,538	2
Weiman Products, LLC	6,582,457	6,619,805	2
Nielson & Bainbrige, LLC	6,803,605	6,510,157	2

Total	$168,598,548	$164,703,148	40%

¹	Related party loan - See Note 5 to Consolidated Financial Statements.

Excluding the Asset Manager Affiliates and CLO Fund Securities, the Company’s ten largest portfolio companies represented approximately 17% and 19% of the total fair value of the Company’s investments at June 30, 2016 and December 31, 2015, respectively.

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

In June 2016, the Company sold $7.0 million par value of the Subordinated Notes of Catamaran 2015-1 for $4.2 million.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of June 30, 2016 (unaudited) and December 31, 2015, respectively:

	As of June 30, 2016 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$7,191,009	$—	$7,191,009
Debt securities	—	98,732,146	166,207,695	264,939,841
CLO Fund securities	—	—	46,180,067	46,180,067
Equity securities	—	5,718,066	3,513,136	9,231,202
Asset Manager Affiliates	—	—	45,288,000	45,288,000

Total	$—	$111,641,221	$261,188,898	$372,830,119

	As of December 31, 2015
	Level I	Level II	Level III	Total
Money market accounts	$—	$2,129,381	$—	$2,129,381
Debt securities	—	101,238,779	183,400,465	284,639,244
CLO Fund securities	—	—	55,872,382	55,872,382
Equity securities	—	445,485	9,103,003	9,548,488
Asset Manager Affiliates	—	—	57,381,000	57,381,000

Total	$—	$103,813,645	$305,756,850	$409,570,495

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

	Six Months Ended June 30, 2016 (unaudited)
	Debt Securities		CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2015	$183,400,465		$55,872,382	$9,103,003	$57,381,000	$305,756,850
Transfers out of Level III	(27,711,775	) [1]	—	(5,654,926)[1]	—	(33,366,701)
Transfers into Level III	27,702,913	[2]	—	445,485 [2]	—	28,148,398
Net accretion (amortization)	151,276		(2,265,454)	—	—	(2,114,178)
Purchases	6,182,700		—	—	—	6,182,700
Sales/Paydowns/Return of Capital	(21,433,633)		(4,200,000)	—	(500,000)	(26,133,633)
Total realized gain (loss) included in earnings	196,223		(10,111,560)	—	—	(9,915,337)
Total unrealized gain (loss) included in earnings	(2,280,474)		6,884,699	(380,426)	(11,593,000)	(7,369,201)
Balance, June 30, 2016	$166,207,695		$46,180,067	$3,513,136	$45,288,000	$261,188,898
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(8,778,251)		$6,884,698	$(380,427)	$(11,593,000)	$(13,866,980)

¹Transfers out of Level III represent a transfer of $33,366,701 relating to debt and equity securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2016

²Transfers into Level III represent a transfer of $28,148,398 relating to debt and equity securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2016

	Year Ended December 31, 2015
	Debt Securities		CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2014	$171,018,343		$77,514,902	$8,119,681	$72,326,000	$328,978,926
Transfers out of Level III	(30,472,595	) [1]	—	—	—	(30,472,595)
Transfers into Level III	34,013,134	[2]	—	—	—	34,013,134
Net accretion (amortization)	300,255		(9,507,048)	—	—	(9,206,793)
Purchases	990,000		11,952,000	—	—	12,942,000
Sales/Paydowns/Return of Capital	—		(3,872,700)	(317,340)	(3,701,446)	(7,891,486)
Total realized gain (loss) included in earnings	99,145		(6,246,883)	3,015	—	(6,144,723)
Total unrealized gain (loss) included in earnings	7,452,183		(13,967,889)	1,297,647	(11,243,554)	(16,461,613)
Balance, December 31, 2015	$183,400,465		$55,872,382	$9,103,003	$57,381,000	$305,756,850
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,109,531)		$(20,760,499)	$1,297,647	$(11,243,554)	$(23,254,223)

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

As of June 30, 2016, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $111,641,221 as of June 30, 2016.

As of June 30, 2016, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$1,564,800	Enterprise Value	Average EBITDA Multiple	7.2x
	$164,641,905	Income Approach	Implied Discount Rate	3.1% - 31.9% (9.5%)
	$990	Options Value	Qualitative Inputs[1]
Equity Securities	$3,508,136	Enterprise Value	Average EBITDA Multiple/WAAC	4.6x/7.0% - 13.9x/11.9% (8.9x/10.0%)
	$5,000	Options Value	Qualitative Inputs
CLO Fund Securities	$46,180,067	Discounted Cash Flow	Discount Rate	13.9% - 16.0% (15.9%)
			Probability of Default	2.0% - 2.5% (2.1%)
			Loss Severity	25.0% - 25.9% (25.8%)
			Recovery Rate	74.1% - 75.0% (74.2%)
			Prepayment Rate	7.8% - 31.9% (25.2%)
Asset Manager Affiliate	$45,288,000	Discounted Cash Flow	Discount Rate	2.1% - 16.0% (9.1%)
Total Level III Investments	$261,188,898

¹ The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

As of December 31, 2015, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$2,216,700	Enterprise Value	Average EBITDA Multiple	7.2x
	$181,182,774	Income Approach	Implied Discount Rate	4.9% - 27.1% (10.46%)
	$991	Options Value	Qualitative Inputs[1]
Equity Securities	$9,100,103	Enterprise Value	Average EBITDA Multiple/WAAC	4.8x/6.9% - 12.9x/13.4% (6.8x/12.0%)
	$3,000	Options Value	Qualitative Inputs
CLO Fund Securities	$55,872,382	Discounted Cash Flow	Discount Rate	11.3% - 15.0% (14.9%)
			Probability of Default	2.0% - 2.5% (2.1%)
			Loss Severity	25.0% - 25.9% (25.7%)
			Recovery Rate	74.1% - 75.0% (74.3%)
			Prepayment Rate	7.9% - 32.0% (25.3%)
Asset Manager Affiliate	$57,381,000	Discounted Cash Flow	Discount Rate	2.4% - 15.0% (8.6%)
Total Level III Investments	$305,756,850

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2016 and December 31, 2015, the Asset Manager Affiliates had approximately $2.7 billion of par value of assets under management, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $45 million and $57 million, respectively.

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

For the three months ended June 30, 2016 and 2015, the Asset Manager Affiliates declared cash distributions of $850,000 and $2.3 million to the Company, respectively. For the six months ended June 30, 2016 and 2015, the Asset Manager Affiliates declared cash distributions of $1.9 million and $5.0 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of the estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $850,000 and $1.2 million, respectively, of Dividends from Asset Manager Affiliates in the Statement of Operations for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, the Company recognized $1.4 million and $2.6 million, respectively, of Dividends from Asset Manager Affiliates in the Statement of Operations. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for VIEs and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their management fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015, early adoption is permitted. The Asset Manager Affiliates adopted ASU 2015-2 in 2016 which resulted in the deconsolidation of the CLO Funds. Prior year amounts have been restated to reflect the retrospective adoption of ASU 2015-2. In addition, in accordance with Regulation S-X, additional financial information with respect to one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO is required to be included in the Company’s SEC Filings. This additional financial information regarding the Asset Manager Affiliates and Katonah 2007-1 CLO does not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet (unaudited)

	As of	As of
	June 30, 2016	December 31, 2015
Cash	$2,158,614	$4,085,464
Investments	15,566,044	23,089,679
Intangible Assets	23,812,623	24,467,705
Other Assets	2,663,564	4,760,385
Total Assets	$44,200,845	$56,403,233

Debt	$16,000,000	$23,000,000
Other Liabilities	1,809,547	5,131,814
Total Liabilities	17,809,547	28,131,814
Total Equity	26,391,298	28,271,419
Total Liabilities and Equity	$44,200,845	$56,403,233

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Fee Revenue	$3,229,095	$7,163,249	$6,558,722	$11,349,389
Interest Income	413,786	1,174,323	567,618	1,693,971
Total Income	3,642,881	8,337,572	7,126,340	13,043,360
Operating Expenses	3,100,740	3,203,780	5,829,185	6,655,249
Amortization of Intangibles	327,541	1,125,908	655,082	1,653,041
Interest Expense	377,945	278,282	867,780	796,815
Total Expenses	3,806,226	4,607,970	7,352,047	9,105,105
Pre-Tax (Loss) Income	(163,345)	3,729,602	(225,707)	3,938,255
Income Tax (Benefit) Expense	115,547	1,250,155	(245,585)	1,426,453
Net Income	$(278,892)	$2,479,447	$19,878	$2,511,802

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2016	December 31, 2015
Total investments at fair value	$215,248,467	$246,766,505
Cash	37,520,530	17,301,178
Total Assets	253,347,185	265,389,850
CLO Debt at fair value	252,738,897	261,433,473
Total liabilities	254,521,202	269,163,111
Total Net Assets	(1,174,017)	(3,773,261)

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income from investments	$2,469,633	$2,461,737	$5,008,707	$5,077,131
Total income	2,745,300	2,734,441	5,310,308	5,384,309
Interest expense	2,417,951	2,229,543	4,540,266	4,605,179
Total expenses	2,670,268	2,492,448	5,096,330	5,192,301
Net realized and unrealized losses	(1,172,439)	3,713,620	2,385,267	1,591,900
(Decrease) increase in net assets resulting from operations	(1,097,407)	3,955,613	2,599,245	1,783,908

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

During the second quarter of 2016, KCAP contributed 100% of its ownership interests in Katonah Debt Advisors and Trimaran Advisors Management to Commodore Holdings, a wholly-owned subsidiary of KCAP. These transactions had no effect on the financial position or results of operations of KCAP.

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At June 30, 2016 and December 31, 2015, the par value of the outstanding loan was $16 million and $23 million, respectively. During the first quarter of 2016, Trimaran repaid $7 million of the outstanding loan. For the three months ended June 30, 2016 and 2015, the Company recognized interest income of approximately $373,000 and $275,000, respectively, related to the Trimaran Credit Facility. For the six months ended June 30, 2016 and 2015, the Company recognized interest income of approximately $855,000 and $792,000, respectively, related Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2016 (unaudited)	As of December 31, 2015

7.375% Notes Due 2019 (net of offering costs of: 2016 - $738,853; 2015 - $890,344)	$38,261,497	$40,509,656
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2016 - $2,599,083 and $2,794,883, respectively; 2015 - $2,907,595 and $3,126,009, respectively)	$141,956,034	$141,316,396
Convertible Notes, due March 15, 2016 (net of offering costs of: 2015 - $21,292)	$-	$19,277,709

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2016 were 3.81% and 7.12 years, respectively, and as of December 31, 2015 were 4.08% and 6.8 years, respectively.

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs, which were amortized over the term of the Convertible Notes on an effective yield method. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2.0 million face value of its own Convertible Notes at a price of $114.50 plus accrued interest. KCAP subsequently surrendered these notes to the Trustee for cancellation effective September 13, 2013. During 2015, the Company repurchased approximately $19.3 million face value of its own Convertible Notes at a price ranging from $101.500 to $102.375. KCAP subsequently surrendered these notes to the Trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-20-40, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt. The Convertible Notes matured and were fully repaid on March 15, 2016.

For the six months ended June 30, 2016 and 2015, interest expense related to the Convertible Notes was approximately $378,000 and $1.7 million, respectively.

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

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019. The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2016, the Company was in compliance with all of its debt covenants.

For the three months ended June 30, 2016 and 2015, interest expense related to the 7.375% Notes due 2019 was approximately $763,000 for both periods. For the six months ended June 30, 2016 and 2015, interest expense related to the 7.375% Notes due 2019 was approximately $1.5 million for both periods.

In connection with the issuance of the 7.375% Notes due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $739,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. KCAP subsequently surrendered these notes to the Trustee for cancellation.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes due 2019 was approximately $39.9 million at June 30, 2016. The fair value was determined based on the closing price on June 30, 2016 for the 7.375% Notes due 2019. The 7.375% Notes due 2019 are categorized as Level I under the ASC 820 Fair Value.

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

As of June 30, 2016, there were 70 investments in portfolio companies with a total fair value of approximately $186.5 million plus cash of $6.4 million, collateralizing the secured notes of the Issuer. At June 30, 2016, there were unamortized issuance costs of approximately $2.8 million, and unamortized original issue discount, (“OID”) of approximately $2.6 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three months ended June 30, 2016, interest expense, including the amortization of deferred debt issuance costs and the OID was approximately $1.4 million consisting of stated interest expense of approximately $1.1 million, accreted discount of approximately $155,000, and deferred debt issuance costs of approximately $166,000. For the six months ended June 30, 2016, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $2.8 million consisting of stated interest expense of approximately $2.2 million, accreted discount of approximately $309,000, and deferred debt issuance costs of approximately $331,000. As of June 30, 2016, the stated interest charged under the securitization was based on current three month LIBOR at the reset date, which was 0.63%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate (1)	LIBOR Spread (basis points)	Quarterly Interest Expense (1)

KCAP Senior Funding LLC Class A Notes	2.13%	150	$576,980
KCAP Senior Funding LLC Class B Notes	3.88%	325	122,346
KCAP Senior Funding LLC Class C Notes	4.88%	425	170,940
KCAP Senior Funding LLC Class D Notes	5.88%	525	185,346
Total			$1,055,612

(1) Stated Interest Rate (and thus periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 108,150,000	$ 12,600,000	$ 14,000,000	$ 12,600,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of
	June 30, 2016
	(unaudited)
	Principal Amount	Carrying Value	Fair Value

KCAP Senior Funding LLC Class A Notes	$108,150,000	$104,191,009	$106,257,375
KCAP Senior Funding LLC Class B Notes	12,600,000	12,138,758	12,363,750
KCAP Senior Funding LLC Class C Notes	14,000,000	13,487,509	13,475,000
KCAP Senior Funding LLC Class D Notes	12,600,000	12,138,758	11,466,000
Total	$147,350,000	$141,956,034	$143,562,125

Fair Value of KCAP Senior Funding I.   The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount and offering costs of approximately $2.6 million and $2.8 million, respectively. The fair value of the KCAP Senior Funding I Notes was approximately $143.6 million and $143.8 million at June 30, 2016 and December 31, 2015, respectively. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

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

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income for the six months ended June 30, 2016:

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)

Net (decrease) increase in net assets resulting from operations	$(3,835,214)	$8,904,995
Net change in unrealized depreciation from investments	2,942,774	3,532,611
Excess capital gains over capital losses	10,765,230	(98,406)
Book/tax differences on CLO equity investments	1,124,945	914,207
Other book/tax differences	(735,750)	102,509

Taxable income before deductions for distributions	$10,261,985	$13,355,916

Taxable income before deductions for distributions per weighted average basic shares for the period	$0.28	$0.36
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.28	$0.36

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the six months ended June 30, 2016 and 2015, the Asset Manager Affiliates declared cash distributions of $1.9 million and $5.0 million to the Company, respectively. The Company recognized $1.4 million and $2.6 million, respectively, of dividends from Asset Manager Affiliates in the Statement of Operations for the six months ended June 30, 2016 and 2015. The difference of $500,000 and $2.4 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the six months ended June 30, 2016 and 2015, respectively.

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

	Six Months Ended June 30,
	2016	2015
Distributions paid from:
Ordinary income	$10,261,985	$7,645,458
Return of Capital	740,910	-
Total	$11,002,895	$7,645,458

At June 30, 2016, the Company had a net capital loss carryforward of approximately $93.3 million to offset net capital gains, to the extent provided by federal tax law. Of the net capital loss carryforward, $61.9 million is not subject to expiration under the RIC Modernization Act of 2010.

On June 21, 2016, the Company’s Board of Directors declared a distribution to shareholders of $0.15 per share for a total of $5.5 million. The record date was July 7, 2016 and the distribution was paid on July 28, 2016.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2016 and December 31, 2015, the Company had $7.3 million and $360,000 of outstanding commitments to fund investments, respectively. At June 30, 2016, $7 million of such amount related to a revolving credit facility provided to Trimaran Advisors. Because Trimaran Advisors is wholly-owned by the Company, the Company fully controls when amounts thereunder are drawn by Trimaran Advisors.

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2016 and 2015, the Company issued 129,611 and 107,613 shares, respectively, of common stock under its dividend reinvestment plan. For the six months ended June 30, 2016, there were 6,000 grants, 31,373 forfeitures, and 259,855 shares vested. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses. The total number of shares of the Company’s common stock outstanding as of June 30, 2016 and December 31, 2015 was 37,136,898 and 37,100,005, respectively. During the six months ended June 30, 2016, the Company repurchased 67,345 shares at an aggregate cost of approximately $247,000 in connection with the vesting of restricted stock awards.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2015 through June 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2015	50,000	$7.72
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2015	50,000	$7.72	3.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2016	50,000	$7.72	2.9	$-

Total vested at June 30, 2016	50,000	$7.72	2.9

1 Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the six months ended June 30, 2016 and 2015, the Company did not recognize any non-cash compensation expense related to stock options. At June 30, 2016, the Company had no remaining compensation costs related to unvested stock based awards.

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

On May 3, 2016, 6,000 shares of restricted stock were awarded to the Company’s Board of Directors.

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the six months ended June 30, 2016, the Company repurchased 67,345 shares of common stock at an aggregate cost of approximately $247,000 in connection with the vesting of employee’s restricted stock, which is reflected as Treasury Stock at cost on the Consolidated Balance Sheet. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

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

During the six months ended June 30, 2016, 259,855 shares of restricted stock vested and 31,373 shares of restricted stock were forfeited. As of June 30, 2016, after giving effect to these restricted stock awards, there were 415,311 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2015 through June 30, 2016 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2015	619,785
Granted	196,166
Vested	(104,550)
Forfeited	(10,862)
Non-vested shares outstanding at December 31, 2015	700,539
Granted	6,000
Vested	(259,855)
Forfeited	(31,373)
Non-Vested Outstanding at June 30, 2016	415,311

For the six months ended June 30, 2016, non-cash compensation expense related to restricted stock was approximately $761,000; of this amount approximately $311,000 was expensed at the Company, and approximately $450,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2015, non-cash compensation expense related to restricted stock was approximately $730,000; of this amount approximately $332,000 was expensed at the Company and approximately $398,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2016, the Company had approximately $2.6 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized over the remaining weighted average period of 2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $8,000 and $11,000 was expensed during the three months ended June 30, 2016 and 2015, respectively, related to the 401K Plan. During the six months ended June 30, 2016 and 2015, approximately $18,000 and $22,000 was expensed to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $46,000 and $53,000 was expensed during the three months ended June 30, 2016 and 2015, respectively, related to the Profit-Sharing Plan. During the six months ended June 30, 2016 and 2015, approximately $92,000 and $106,000, respectively, was expensed to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

On August 2, 2016, Trimaran Advisors, L.L.C borrowed $7.0 million under the Trimaran Credit Facility and increased its investment in an existing warehouse facility for a CLO to be managed by Trimaran.

The Company has evaluated events and transactions occurring subsequent to June 30, 2016 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). We have three principal areas of investments:

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

Third, the Company invests in debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by our Asset Manager Affiliates, but from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.7 billion of par value assets under management as of June 30, 2016. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates).

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2016 (unaudited) and for the year ended December 31, 2015 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2014	$320,143,170	$77,514,902	$8,119,681	$72,326,000	$478,103,753
2015 Activity:
Purchases / originations /draws	108,670,472	11,952,000	1,953,299	—	122,575,771
Pay-downs / pay-offs / sales	(135,328,386)	(3,872,700)	(317,340)	(3,701,446)	(143,219,872)
Net accretion (amortization)	1,860,670	(9,507,050)	—	—	(7,646,380)
Net realized (losses) gains	41,580	(6,246,883)	3,015	—	(6,202,288)
Net increase (decrease) in fair value	(10,748,262)	(13,967,887)	(210,167)	(11,243,554)	(36,169,870)

Fair Value at December 31, 2015	284,639,244	55,872,382	9,548,488	57,381,000	407,441,114
Year to Date 2016 Activity:
Purchases / originations /draws	17,368,236	—	—	—	17,368,236
Pay-downs / pay-offs / sales	(38,778,564)	(4,200,000)	—	(500,000)	(43,478,564)
Net accretion (amortization)	210,591	(2,265,454)	—	—	(2,054,863)
Net realized gains (losses)	(582,479)	(10,111,560)	—	—	(10,694,039)
Net increase (decrease) in fair value	2,082,813	6,884,699	(317,286)	(11,593,000)	(2,942,774)

Fair Value at June 30, 2016	$264,939,841	$46,180,067	$9,231,202	$45,288,000	$365,639,110

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

The following table shows the Company’s portfolio by security type at June 30, 2016 and December 31, 2015:

	June 30, 2016 (unaudited)			December 31, 2015
Security Type	Cost/ Amortized Cost	Fair Value	%¹	Cost/ Amortized Cost	Fair Value	%¹
Money Market Accounts³	$7,191,009	$7,191,009	2	$2,129,381	$2,129,381	1
Senior Secured Loan	202,023,215	194,066,823	52	203,819,074	194,123,223	46
Junior Secured Loan	37,201,963	34,755,026	9	40,221,557	37,591,900	9
Senior Unsecured Loan	16,000,000	16,000,000	4	23,000,000	23,000,000	6
First Lien Bond	3,000,000	1,564,800	1	3,000,000	2,216,700	1
Senior Subordinated Bond	4,560,314	4,709,896	1	4,466,793	4,615,569	1
Senior Unsecured Bond	12,232,623	12,379,296	3	11,879,187	10,551,724	3
Senior Secured Bond	1,508,522	1,464,000	-	1,510,560	1,503,755	-
CLO Fund Securities	66,637,934	46,180,067	13	83,214,947	55,872,382	14
Equity Securities	10,467,787	9,231,202	3	10,467,787	9,548,488	2
Preferred Securities	-	-	-	10,411,673	11,036,373	3
Asset Manager Affiliates²	56,091,230	45,288,000	12	56,591,230	57,381,000	14

Total	$416,914,597	$372,830,119	100%	$450,712,189	$409,570,495	100%

¹	Represents percentage of total portfolio at fair value.
²	Represents the equity investment in the Asset Manager Affiliates.
³	Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At June 30, 2016 and December 31, 2015, our investments in income producing loans and debt securities, excluding CLO Fund Securities, had a weighted average interest rate of approximately 7.2% and 7.4%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at June 30, 2016 was spread across 30 different industries and 99 different entities with an average balance per entity of approximately $3.1 million. As of June 30, 2016, all but one of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of public companies. At June 30, 2016 and December 31, 2015, the total amount of non-qualifying assets were approximately 16% and 18%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 12% and 13% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 12% and 13% of its total assets on such dates, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

The following tables detail the ten largest portfolio companies (at fair value) as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (unaudited)
Investment	Cost/ Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,091,230	$45,288,000	12%
Katonah 2007-I CLO Ltd.	25,788,255	20,940,690	6
Trimaran Advisors, L.L.C.[1]	16,000,000	16,000,000	4
DBI Holding LLC	9,039,576	14,056,509	4
Grupo HIMA San Pablo, Inc.	9,822,884	9,330,223	3
WireCo WorldGroup Inc.	8,012,302	8,000,000	2
Tank Partners Holdings, LLC	11,511,938	7,389,802	2
US Bank Money Market Account	7,176,741	7,176,741	2
Roscoe Medical, Inc.	6,660,600	6,434,680	2
Weiman Products, LLC	5,778,211	5,805,118	2
Total	$155,881,737	$140,421,763	39%

	December 31, 2015
Investment	Cost/ Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,591,230	$57,381,000	14%
Trimaran Advisors, L.L.C.[1]	23,000,000	23,000,000	6
Katonah 2007-I CLO Ltd.	24,312,424	20,295,677	5
DBI Holding, LLC	8,585,578	12,975,447	3
Crowley Holdings Preferred, LLC	10,411,673	11,036,373	3
Grupo HIMA San Pablo, Inc.	9,817,315	9,917,500	2
Catamaran CLO 2015-1 Ltd.	11,869,751	8,789,651	2
Tank Partners Holdings, LLC	10,624,515	8,177,538	2
Weiman Products, LLC	6,582,457	6,619,805	2
Nielsen & Bainbridge, LLC	6,803,605	6,510,157	2

Total	$168,598,548	$164,703,148	40%

¹ Related party loan - See Note 5 to Consolidated Financial Statements.

Excluding the Asset Manager Affiliates and CLO Fund Securities, the Company’s ten largest portfolio companies represented approximately 17% and 19% of the total fair value of the Company’s investments at June 30, 2016 and December 31, 2015, respectively.

The industry concentrations based on the fair value of the Company’s investment portfolio as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016 (unaudited)			December 31, 2015
Industry Classification	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%[1]
Aerospace and Defense	$4,333,032	$4,160,920	1%	$6,910,349	$6,383,724	2%
Asset Management Company[2]	56,091,230	45,288,000	12	56,591,230	57,381,000	14
Portfolio Company Loan	16,000,000	16,000,000	4	23,000,000	23,000,000	6
Automotive	5,956,735	5,687,897	2	9,898,494	9,440,866	2
Banking, Finance, Insurance & Real Estate	5,244,397	5,182,488	1	6,270,984	6,008,587	1
Beverage, Food and Tobacco	17,167,541	16,729,529	4	17,334,746	16,882,750	4
Capital Equipment	9,512,302	8,750,749	2	9,519,342	7,846,767	2
Chemicals, Plastics and Rubber	3,475,643	3,393,621	1	3,494,086	3,359,916	1
CLO Fund Securities	66,637,934	46,180,067	12	83,214,947	55,872,382	14
Construction & Building	1,967,650	1,929,906	1	1,976,345	1,907,614	-
Consumer goods: Durable	12,267,142	10,660,999	3	13,983,607	12,753,455	3
Consumer goods: Non-durable	18,976,505	18,571,340	5	20,124,355	19,646,576	5
Ecological	2,970,013	2,970,000	1	-	-	-
Electronics	3,431,926	3,430,000	1	-	-	-
Energy: Electricity	3,424,176	3,447,060	1	3,465,576	3,465,000	1
Energy: Oil & Gas	14,006,035	9,161,755	2	14,281,821	10,204,318	2
Environmental Industries	13,610,316	13,019,366	3	13,735,492	13,179,657	3
Forest Products & Paper	5,873,851	5,693,032	2	5,888,294	5,883,080	1
Healthcare & Pharmaceuticals	55,492,223	51,945,870	14	58,649,512	55,417,827	14
Healthcare, Education and Childcare	1,079,617	1,000	-	-	-	-
High Tech Industries	11,545,810	11,413,643	3	11,727,898	11,662,995	3
Hotel, Gaming & Leisure	400,000	1,000	-	400,000	1,000	-
Media: Advertising, Printing & Publishing	11,925,369	11,192,734	3	11,167,950	10,340,449	3
Media: Broadcasting & Subscription	6,599,850	6,614,355	2	7,428,110	7,406,792	2
Metals & Mining	228,563	991	-	228,563	991	-
Retail	4,402,375	3,950,180	1	4,416,709	3,594,599	1
Services: Business	21,388,178	26,032,083	7	18,206,668	21,022,801	5
Services: Consumer	6,429,491	6,335,902	2	6,512,029	6,356,054	2
Telecommunications	13,731,707	13,082,487	4	13,776,871	12,425,489	3
Time Deposit and Money Market Accounts[3]	7,191,009	7,191,009	2	2,129,381	2,129,381	1
Transportation: Cargo	7,592,854	7,384,198	2	18,232,953	18,865,603	5
Transportation: Consumer	2,442,712	2,450,672	1	2,472,795	2,324,381	1
Utilities: Electric	5,518,411	4,977,266	1	5,673,082	4,806,441	1

Total	$416,914,597	$372,830,119	100%	$450,712,189	$409,570,495	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2016, we had approximately $46 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of June 30, 2016 and December 31, 2015 are as follows:

			June 30, 2016		December 31, 2015
CLO Fund Securities	Investment	%[1]	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost	Fair Value
Grant Grove CLO, Ltd.	Subordinated Securities	22.2%	$2,465,495	$91,518	$2,484,943	$280,164
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,387,049	325,000	1,373,132	400,000
Katonah IX CLO Ltd.[2]	Preferred Shares	-	-	-	1,140,057	105,000
Katonah X CLO Ltd.[2]	Subordinated Securities	-	-	-	7,637,499	1,000,000
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	25,788,253	20,940,687	24,312,424	20,295,677
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	1,450,534	1,509,754	1,375,013	1,647,272
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	6,306,230	2,669,020	6,791,980	3,312,940
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	5,715,958	5,196,495	6,256,090	5,639,106
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,443,562	1,744,724	8,928,790	5,846,325
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	8,381,930	4,700,325	1,428,797	1,170,000
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,435,070	1,050,000	1,592,303	1,634,647
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	7,535,156	4,981,344	8,024,168	5,751,600
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	24.0	4,728,697	2,971,200	11,869,751	8,789,651
Total			$66,637,934	$46,180,067	$83,214,947	$55,872,382

¹	Represents percentage of class held.
²	A CLO Fund managed by an Asset Manager Affiliate.
³	As of June 30, 2016, this CLO Fund security was not providing a dividend distribution.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of June 30, 2016, our Asset Manager Affiliates had approximately $2.7 billion of par value of assets under management on which they earn management fees, and were valued at approximately $45 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, during the six months ended June 30, 2016, our Asset Manager Affiliates received incentive fees from two funds.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2016 and 2015.

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

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three and six months ended June 30, 2016, the Asset Manager Affiliates received incentive fees from one and two funds, respectively.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. The fair value of our investment in our Asset Manager Affiliates was approximately $45 million at June 30, 2016, with an unrealized loss during the six months ended June 30, 2016 of approximately $11.6 million. For the three months ended June 30, 2016 and 2015, we recognized dividend income of approximately $850,000 and $1.2 million from the Asset Manager Affiliates, respectively, while cash distributions received were $850,000 and $2.3 million for those periods, respectively. For the six months ended June 30, 2016 and 2015, we recognized dividend income of approximately $1.4 million and $2.6 million from the Asset Manager Affiliates, respectively, while cash distributions received were $1.9 million and $5.0 million for those periods, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.7 billion as of June 30, 2016 and December 31, 2015.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended June 30, 2016 and 2015 was approximately $9.6 million and $11.2 million, respectively. Of these amounts, approximately $5.2 million and $5.9 million was attributable to interest income on our Debt Securities Portfolio.

Investment income for the six months ended June 30, 2016 and 2015 was approximately $19.1 million and $23.5 million, respectively. Of these amounts, approximately $10.9 million and $12.1 million was attributable to interest income on our Debt Securities Portfolio.

The weighted average yield on our Debt Securities Portfolio was 7.2% and 7.4% as of June 30, 2016 and December 31, 2015, respectively.

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

For the three months ended June 30, 2016 and 2015, approximately $3.4 million and $4.0 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2016 and 2015, approximately $6.6 million and $8.6 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax-basis, the Company recognized $3.7 million of taxable distributable income on distributions from our CLO Fund Securities during the six months ended June 30, 2016. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended June 30, 2016 and 2015 were approximately $4.5 million and $5.3 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $2.3 million and $3.0 million, respectively, on average debt outstanding of $188 million and $227 million, respectively.

For the three months ended June 30, 2016 and 2015, approximately $1.0 million and $1.1 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the three months ended June 30, 2016 and 2015, respectively, professional fees and insurance expenses totaled approximately $669,000 and $812,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $491,000 and $479,000 for the three months ended June 30, 2016 and 2015, respectively.

Total expenses for the six months ended June 30, 2016 and 2015 were approximately $9.2 million and $11.2 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $4.8 million and $6.0 million, respectively, on average debt outstanding of $196 million and $227 million, respectively.

For the six months ended June 30, 2016 and 2015, approximately $2.0 million and $2.1 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the six months ended June 30, 2016 and 2015, respectively, professional fees and insurance expenses totaled approximately $1.4 million and $2.1 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $938,000 and $990,000 for the six months ended June 30, 2016 and 2015, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2016, net investment income and net realized losses were approximately $2.2 million, or $0.06 per share. For the three months ended June 30, 2015, net investment income and net realized gains were approximately $5.9 million or $0.16 per share. For the six months ended June 30, 2016, net investment income and net realized losses were approximately $(821,000), or $(0.02) per share. For the six months ended June 30, 2015, net investment income and net realized gains were approximately $12.4 million or $0.33 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. On February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment. For the three months ended June 30, 2016 and 2015, GAAP-basis net investment income was approximately $5.1 million or $0.14 per share, and $5.8 million or $0.16 per share, respectively, while tax-basis distributable income was approximately $4.3 million or $0.12 per share and $6.3 million or $0.17 per share, respectively. For the six months ended June 30, 2016 and 2015, GAAP-basis net investment income was approximately $9.9 million or $0.27 per share, and $12.3 million or $0.33 per share, respectively, while tax-basis distributable income was approximately $10.3 million or $0.28 per share and $13.4 million or $0.36 per share, respectively.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2016, our total investments had net unrealized appreciation of approximately $853,000. During the three months ended June 30, 2015, our total investments had net unrealized depreciation of approximately $4.6 million. For the three months ended June 30, 2016, our Asset Manager Affiliates had net unrealized depreciation of approximately $5.1 million. For the three months ended June 30, 2015, our Asset Manager Affiliates had net unrealized appreciation of approximately $3.3 million. For the three months ended June 30, 2016, our portfolio of debt securities and equity securities had net unrealized appreciation of approximately $2.1 million, compared with net unrealized depreciation of $2.7 million during the second quarter of 2015. For the three months ended June 30, 2016, our CLO Fund Securities had net unrealized appreciation of approximately $3.8 million compared with net unrealized depreciation of $5.2 million during the second quarter of 2015.

During the six months ended June 30, 2016, our total investments had net unrealized depreciation of approximately $2.9 million. During the six months ended June 30, 2015, our total investments had net unrealized depreciation of approximately $3.5 million. For the six months ended June 30, 2016, our Asset Manager Affiliates had net unrealized depreciation of approximately $11.6 million. For the six months ended June 30, 2015, our Asset Manager Affiliates had net unrealized appreciation of approximately $3.8 million. For the six months ended June 30, 2016, our portfolio of debt securities and equity securities had net unrealized appreciation of approximately $1.8 million, compared with net unrealized depreciation of $1.5 million during the six months ended June 30, 2015. For the six months ended June 30, 2016, our CLO Fund Securities had net unrealized appreciation of approximately $6.9 million compared with net unrealized depreciation of $5.8 million during the six months ended June 30, 2015.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2016 was $3.0 million, or $0.08 per share. Net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2015 was $1.2 million, or $0.03 per share.

The net decrease in stockholders’ equity resulting from operations for the six months ended June 30, 2016 was $3.8 million, or $0.10 per share. Net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2015 was $8.9 million, or $0.24 per share.

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

As of June 30, 2016 and December 31, 2015 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2016	December 31, 2015

Cash	$2,837,207	$-
Money Market Accounts	7,191,009	2,129,381
Senior Secured Loan	194,066,823	194,123,223
Junior Secured Loan	34,755,026	37,591,900
Senior Unsecured Loan	16,000,000	23,000,000
First Lien Bond	1,564,800	2,216,700
Senior Subordinated Bond	4,709,896	4,615,569
Senior Secured Bond	1,464,000	1,503,755
Senior Unsecured Bond	12,379,296	10,551,724
CLO Fund Securities	46,180,067	55,872,382
Equity Securities	9,231,202	9,548,488
Preferred	—	11,036,373
Asset Manager Affiliates	45,288,000	57,381,000

Total	$375,667,326	$409,570,495

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of June 30, 2016, we had approximately $186.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 205%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On March 15, 2016, the Convertible Notes matured and were repaid in full.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At June 30, 2016, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. KCAP subsequently surrendered these notes to the Trustee for cancellation.

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. As of June 30, 2016 and December 31, 2015, these junior notes eliminate in consolidation and the remaining notes with a par value of $147.4 million are reflected on our consolidated balance sheet, net of $2.6 million and $2.9 million of unamortized discount and $2.8 million and $2.8 million of debt offering costs, respectively. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

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

The following table sets forth the quarterly distributions declared by us since 2014.

	Distribution	Declaration Date	Record Date		Pay Date
2016:
Second quarter	$0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	0.15	3/18/2016	4/7/2016		4/28/2016

Total declared in 2016	$0.30

2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016	[1]	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015		10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015		7/27/2015
First quarter	0.21	3/24/2015	4/6/2015		4/27/2015

Total declared in 2015	$0.78

2014:
Fourth quarter	$0.25	12/17/2014	12/29/2014		1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014		10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014		7/25/2014
First quarter	0.25	3/21/2014	4/4/2014		4/25/2014

Total declared in 2014	$1.00

¹	Since the record date of this distribution is in 2016, it is a 2016 tax event.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2016 and December 31, 2015, the Company had approximately $7.3 million and $360,000 of commitments to make such investments, respectively. At June 30, 2016, $7 million of such amount related to a revolving credit facility provided to Trimaran Advisors. Because Trimaran Advisors is wholly-owned by the Company, the Company fully controls when amounts thereunder are drawn by Trimaran Advisors.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$186,350,350	$—	$—	$39,000,350	$147,350,000

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the investment. The majority of the Company’s investments are classified as Level III. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value. Inputs that are backed by actual transactions, those that are highly correlated to the specific investment being valued and those derived from reliable or knowledgeable sources will tend to have a higher weighting in determining fair value. Ongoing reviews by the Company’s investment analysts, Chief Investment Officer, Valuation Committee and independent valuation firms (if engaged) may include factors such as an assessment of each underlying investment, its current and prospective operating and financial performance, consideration of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance factors, and other investment or industry specific market data, among other factors.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2016 and December 31, 2015, there was one issuer representing less than 1% of our total investments at fair value on non-accrual status.

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

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year.

	Distribution	Declaration Date	Record Date		Pay Date
2016:
Second quarter	$0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	0.15	3/18/2016	4/7/2016		4/28/2016

Total declared in 2016	$0.30

2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016	[1]	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015		10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015		7/27/2015
First quarter	0.21	3/24/2015	4/6/2015		4/27/2015

Total declared in 2015	$0.78

2014:
Fourth quarter	$0.25	12/17/2014	12/29/2014		1/29/2015
Third quarter	0.25	9/19/2014	10/14/2014		10/29/2014
Second quarter	0.25	6/20/2014	7/3/2014		7/25/2014
First quarter	0.25	3/21/2014	4/4/2014		4/25/2014

Total declared in 2014	$1.00

¹	Since the record date of this distribution is in 2016, it is a 2016 tax event.

The following table depicts the composition of shareholder distributions on a per share basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016[1]	2015[1]	2016[1]	2015[1]
Net investment income	$0.14	$0.16	$0.27	$0.33
Tax Accounting Difference on CLO Equity Investments	0.01	0.01	0.03	0.02
Other tax accounting differences	(0.03)	-	(0.02)	-
Taxable distributable income	0.12	0.17	0.28	0.36
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	-	0.03	0.01	0.06
Available for distribution²	0.12	0.20	0.29	0.43
Distributed	0.15	0.21	0.30	0.42
Difference	$(0.03)	$(0.01)	$(0.01)	$0.01

¹	Table may not foot due to rounding.
²	The "Available for distribution" financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings to the Company's taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the "Available for distribution" financial measure to taxable distributable income per share in accordance with GAAP, the $0.00 and $0.01 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings is subtracted from the "Available for distribution" financial measure for the three and six months ended June, 30, 2016, respectively. The Company's management believes that the presentation of the non-GAAP "Available for distribution" financial measure provides useful information to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2016, approximately 89.3% of our debt securities portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2016, we had $186.4 million of borrowings outstanding at a current weighted average rate of 3.81%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2016 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase (decrease) in interest rate	$(91,024)	$613,203	$1,317,429

Decrease in interest rate	$877,727	$877,727	$877,727

As shown above, net investment income assuming a 1% increase in interest rates would decrease by approximately $91,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $613,000 and $1.3 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately an $877,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we did not engage in any sales of unregistered securities during the three months ended June 30, 2016, we issued a total of 67,810 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended June 30, 2016, the aggregate value of the shares of our common stock issued under our DRIP was approximately $243,000.

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

KCAP FINANCIAL, INC.

Date: August 3, 2016	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2016	By	/s/ Edward U. Gilpin
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

