Form 10-K
period 2016-12-31
KCAP Financial, Inc.
filed 2017-03-09
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $145,576,639 based upon a closing price of $3.92 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 6, 2017 was 37,217,968.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements. The matters discussed in this Annual Report, as well as in future oral and written statements by management of KCAP Financial, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our existing and prospective portfolio companies;
•	the return or impact of current and future investments;
•	our contractual arrangements and other relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment;
•	our ability to operate as a business development company and a regulated investment company, including the impact of changes in laws or regulations governing our operations or the operations of our wholly-owned portfolio companies, including Katonah Debt Advisors, L.L.C. and Trimaran Advisors, L.L.C. (the “Asset Manager Affiliates”);
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies, including the Asset Manager Affiliates;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital; and
•	the timing, form and amount of any dividend distributions.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a Business Development Company, or “BDC”, under the Investment Company Act of 1940 (the “1940 Act”). We have three principal areas of investments:

First, the Company originates, structures, and invests in senior secured term loans and mezzanine debt primarily in privately-held middle market companies (the “Debt Securities Portfolio”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies.

Second, the Company has invested in asset management companies (Katonah Debt Advisors, L.L.C. and Trimaran Advisors L.L.C., collectively the “Asset Manager Affiliates”) that manage collateralized loan obligation funds (“CLO Funds”).

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

We were formed in August 2006, as Kohlberg Capital Corporation. In December 2006, we completed our initial public offering (“IPO”), which raised net proceeds of approximately $200 million after the exercise of the underwriters’ over-allotment option. In connection with our IPO, we issued an additional 3,484,333 shares of our common stock in exchange for the ownership interests of Katonah Debt Advisors, L.L.C. and certain CLO Fund Securities.

In April 2008, the Company completed a rights offering that resulted in the issuance of 3.1 million shares of our common stock, and net proceeds of $27 million.

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), an asset manager similar to Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2016, the Asset Manager Affiliates had approximately $3.0 billion of par value assets under management.

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

Including employees of our Asset Manager Affiliates, we employ an experienced team of 15 investment professionals and 25 total staff members. Dayl W. Pearson, our President and Chief Executive Officer, and one of our directors, has been in the financial services industry for nearly 40 years. During the past 26 years, Mr. Pearson has focused almost exclusively on the middle market and has originated, structured and underwritten over $7 billion of debt and equity securities. R. Jon Corless, our Chief Investment Officer with primary responsibility for the Debt Securities Portfolio, has managed investment portfolios in excess of

$4 billion at several institutions and has been responsible for managing portfolios of leveraged loans, high-yield bonds, mezzanine securities and middle market loans. Dominick J. Mazzitelli is the President and portfolio manager of the Asset Manager Affiliates. He has over 20 years of experience within the credit markets, with most of his career focused on the leveraged finance markets. Edward U. Gilpin, our Chief Financial Officer, Secretary and Treasurer, has been in financial services for over 30 years, with significant experience in overseeing the financial operations and reporting for asset management businesses, including the fair value accounting of CLO securities owned by them.

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

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2016 was $5.24. On December 31, 2016, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $3.98. In addition, our 7.375% notes due 2019 (“7.375% Notes Due 2019”) are traded on the New York Stock Exchange under the symbol “KAP.” The last reported price of our 7.375% Notes Due 2019, which have a par value of $25.00, was $25.51.

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

When we extend senior and junior secured term loans, we will generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. Nonetheless, there is a possibility that our lien could be subordinated to claims of other creditors. Structurally, mezzanine debt ranks subordinate in priority of payment to senior term loans and is often unsecured. Relative to equity, mezzanine debt ranks senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with a loan, while providing an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest that is typically in the form of equity purchased at the time the mezzanine loan is originated or warrants to purchase equity at a future date at a fixed cost. Mezzanine debt generally earns a higher return than senior secured debt due to its higher risk profile and usually less restrictive covenants. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining an equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2016:

•	represented approximately 65% of total investment portfolio;
•	contained credit instruments issued by corporate borrowers;
•	primarily comprised of senior secured and junior secured loans (84% and 15% of Debt Securities Portfolio, respectively);
•	spread across 27 different industries and 82 different entities;
•	average par balance per investment of approximately $3.1 million;
•	all issuers were current on their debt service obligations; and
•	weighted average interest rate of 7.0% on income producing debt investments.

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

Asset Manager Affiliates.  We expect to receive recurring cash distributions and seek to generate capital appreciation from our investment in our Asset Manager Affiliates. We may also seek to monetize our investment the Asset Manager Affiliates if and when business conditions warrant. As a manager of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have provided a first loss guaranty in connection with loan warehouse arrangements for their future CLO Funds.

The periodic management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund, so long as the Asset Manager Affiliate manages the fund. As a result, the management fees earned by our Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The management fees that our Asset Manager Affiliates receive generally have three contractual components: a senior management fee, a subordinated management fee and the possibility of an incentive management fee if certain conditions are met. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. During 2016, two CLO Funds have achieved the minimum investment return threshold and our Asset Manager Affiliates received incentive fees from those CLO Funds.

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

Below are summary attributes for our Asset Manager Affiliates, as of and for the year ended December 31, 2016:

•	represented approximately 11% of total investment portfolio;
•	had approximately $3.0 billion par value of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive management fee from a CLO Fund, provided that the CLO Fund achieves a minimum designated return on investment. In 2016, two such funds paid incentive fees to our Asset Manager Affiliates;
•	distributions paid by our Asset Manager Affiliates are an additional source of cash to pay our distributions to our stockholders and service our debt obligations; and
•	for the year ended December 31, 2016, we received cash distributions of approximately $2.7 million, of which $1.4 million was recognized as investment income from our Asset Manager Affiliates and the remaining amount as a return of capital.

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

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2016, unless otherwise specified:

•	CLO Fund Securities represented approximately 15% of total investment portfolio at December 31, 2016;
•	98% of CLO Fund Securities Portfolio represented investments in subordinated securities or equity securities issued by CLO Funds and 2% of CLO Fund Securities Portfolio was a rated note;
•	all CLO Funds invested primarily in credit instruments issued by corporate borrowers;
•	GAAP-basis investment income of $13.3 million; cash distributions received of approximately $15.4 million (approximately $14.1 million taxable distributable income, $1.3 million tax return of capital to KCAP).

Structure and Process

Structure

We are an internally managed BDC with 25 full-time employees (inclusive of employees of our Asset Manager Affiliates). The following are our key functional teams that execute our business strategy:

•	Our BDC investment team consists of 7 professionals who originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies as well as CLO Funds.
•	Our Asset Manager Affiliates team consists of 8 professionals who structure, purchase and manage portfolios of primarily broadly syndicated corporate senior debt for CLOs.
•	The remainder of the employees include senior management, operations, financial accounting, compliance and human resource personnel.

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

The approval of a majority of the Investment Committee is required for all investments of less than $15 million, and the unanimous approval of the Investment Committee is required for investments of $15 million or greater.

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

Our net asset value per share was $5.24 and $5.82 as of December 31, 2016 and December 31, 2015, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2016		December 31, 2015
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Investments in money market accounts(2)	$28,699,269	$0.77	$2,129,381	$0.06
Investments in debt securities	238,343,330	6.41	284,639,244	7.67
Investments in CLO Fund Securities	54,174,350	1.46	55,872,382	1.51
Investments in equity securities	5,056,355	0.14	9,548,488	0.26
Investments in Asset Manager Affiliates	40,198,000	1.08	57,381,000	1.55
Cash	1,307,257	0.03	—	—
Restricted Cash(3)	8,528,298	0.23	7,138,272	0.19
All other assets	5,065,124	0.14	4,495,930	0.11
Total Assets	$381,371,983	$10.26	$421,204,697	$11.35
Notes payable – KCAP Senior Funding I, LLC (net of discount and offering costs)	$142,604,419	$3.84	$141,316,396	$3.81
7.375% Notes Due 2019 (net of offering costs)	32,980,151	0.89	40,509,656	1.09
Convertible Notes (net of offering costs)	—	—	19,277,709	0.52
Payable for open trades	7,884,943	0.21	—	—
Other liabilities	2,977,545	0.08	4,000,466	0.11
Total Liabilities	186,447,058	5.02	205,104,227	5.53
NET ASSET VALUE	$194,924,925	$5.24	$216,100,470	$5.82

(1)	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”). Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.
(2)	Includes restricted cash held under employee benefit plans.
(3)	Consists of cash held for quarterly interest and principal payments to the holders of notes issued by KCAP Senior Funding I, LLC, our wholly owned subsidiary.

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

Employees

As of December 31, 2016, we and our Asset Manager Affiliates had 25 employees, including an experienced team of 15 investment professionals.

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

For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” As of December 31, 2016, our asset coverage ratio was 205%, above the minimum required asset coverage level of 200%.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20.0% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

In the event of economic recessions and downturns, the financial results of middle-market companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative financial trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, beginning in the second half of 2015 and continuing into 2016, economic uncertainty and market volatility in China and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in the capital markets, including the markets in which we participate. In addition, the referendum by British voters to exit the European Union (“Brexit”) in June 2016 has led to further disruption and instability in the global markets. The potential impact of the results of the 2016 U.S. Presidential and congressional election and resulting uncertainties regarding possible policies that could be implemented has also led to further disruption and instability in the global markets. There can be no assurance these market conditions will not continue or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Uncertainty about the financial stability of the United States, China and several countries in the European Union could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. In June 2016, British voters passed a referendum to exit the European Union leading to heightened volatility in global markets and foreign currencies. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, the Federal Reserve raised the Federal Funds Rate in December 2015 and again in December 2016, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Risks Related to Our Business and Structure

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

A large number of entities compete with us to make the types of investments that we make. We compete with other BDCs, as well as a number of investment funds, investment banks and other sources of financing, including traditional financial services companies, such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. This may enable some of our competitors to make commercial loans with interest rates that are lower than the rates we typically offer. We may lose prospective portfolio investments if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms or structure, we may experience decreased net interest income. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities or that we will be able to fully invest our available capital. If we are not able to compete effectively, our business and financial condition and results of operations will be adversely affected.

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

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Business — Regulation — Taxation as a Regulated Investment Company.”

Our Asset Manager Affiliates may incur losses as a result of “first loss” agreements that they may enter into from time-to-time in connection with warehousing credit arrangements which may be put in place prior to raising a CLO Fund and pursuant to which they would typically agree to reimburse credit providers for a portion of losses (if any) on warehouse investments.

Our Asset Manager Affiliates enter into “first loss” agreements in connection with warehouse credit lines established to fund the initial accumulation of loan investments for future CLO Funds that our Asset Manager Affiliates will manage. Under such agreements, our Asset Manager Affiliates generally make a junior investment in a warehouse facility, which serves as a loss buffer for the senior capital provider. Such junior investment may be subject to losses (either in whole or in part) that stem from factors including (i) losses as a result of individual loan or other investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan or other investments) when such fund formation is completed or (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line, or (iii) realized losses from trading activity within the warehouse facility. As a result, our Asset Manager Affiliates may incur losses if loans and debt obligations, if applicable, that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close.

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

With certain limited exceptions, we are only allowed to borrow amounts or issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing or issuance. As of December 31, 2016, our asset coverage ratio was 205%. The amount of leverage that we employ in the future will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. As a result of the level of our leverage:

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

In order to continue to qualify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of U.S. federal income taxes, we intend to continue to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long-term capital gains (which we may retain, pay applicable U.S. federal income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, in order to incur new debt, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%, as measured immediately after issuance of such security. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of such borrowings. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in the best interests of KCAP and its stockholders, and our stockholders approve, giving us the authority to do so. Although we currently do not have such authorization, we previously sought and received such authorization from our stockholders in the past and may seek such authorization in the future. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders. In addition to issuing securities to raise capital as described above; we may securitize a portion of the loans generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

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

In October 2014, the SEC, the FDIC, the Federal Reserve and certain other prudential banking regulators adopted final rules mandating risk retention for securitizations, including CLOs, which became effective on December 24, 2016. Under the final risk-retentions rules, our Asset Manager Affiliates (or a majority-owned affiliate of such entities, including the Company) will be required to hold interests equal to 5% of the fair value of any CLO they sponsor (unless the CLO invests only in certain qualifying loans, which we do not expect to be the case) and would be prohibited from selling or hedging those interests in accordance with the limitations on such sales or hedges set forth in the final rule. Our Asset Manager Affiliates (or a majority-owned affiliate of such entities, including the Company) will need to have the requisite capital to hold such interests as a condition to their ability to sponsor new CLOs, and the restrictions on hedging such interests may create greater risk with respect to those interests.

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

As a BDC, we may not acquire any assets other than Qualifying Assets for purposes of the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets”. See “Item 1: Business — Regulation”.

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

We will be subject to corporate-level U.S. federal income taxes if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan, indenture and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income taxes.
•	The source income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” If we do not satisfy the diversification requirements as of the end of any quarter, we will not lose our status as RIC provided that (i) we satisfied the requirements in a prior quarter and (ii) our failure to satisfy the requirements in the current quarter is not due in whole or in part to an acquisition of any security or other property.

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

Proposed regulations may impact our ability to qualify as a RIC if we do not receive timely distributions from our CLO investments.

We may be required to include in our income our proportionate share of the income of certain CLO investments to the extent that such CLOs are passive foreign investment companies (“PFICs”) for which we have made a qualifying electing fund (“QEF”) election or are controlled foreign corporations (“CFCs”). To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code (the “90% Income Test”). Although the Code generally provides that the income inclusions from a QEF or a CFC will be “good income” for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a CLO that is a QEF or a CFC would be “good income” for purposes of the 90% Income Test. Recently, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

As of December 31, 2016, $190.4 million of the assets that are reflected on our consolidated financial statements were held by the Issuer and pledged as collateral under the senior secured notes issued by the Issuer. If the Issuer defaults on its obligations under the senior secured notes, the holders of the senior secured notes may have the right to foreclose upon and sell, or otherwise transfer, the Issuer’s assets. In such event, we and the Issuer may be forced to sell the Issuer’s investments to raise funds to repay the Issuer’s outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we and the Issuer would not consider advantageous, which could result in a decrease in the value of the Company’s equity investment in the Issuer. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

Asset Manager Affiliates.  We may not receive all or a portion of the cash distributions we expect to continue to receive from our Asset Manager Affiliates, including from their receipt of incentive fees.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2016, our largest investment, our 100% equity interest in our Asset Manager Affiliates, equaled approximately 11.0% of the fair value of our total investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings and repayments from investments in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding debt obligations. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt, without the senior lender’s consent. Prior to, and as a condition of, permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically, the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

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

We purchase common stock and other equity securities, including warrants. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment depends on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights.

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

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

The disposition of our investments may result in contingent liabilities.

We currently expect that a significant portion of our investments will involve lending directly to private companies. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

We may not receive any return on our investment in the CLO Funds in which we have invested and the Asset Manager Affiliates may be unable to raise additional CLO Funds.

As of December 31, 2016, we had $54.2 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds managed by our Asset Manager Affiliates and certain other third party asset managers. Subject to market conditions and legal requirements applicable to us under the 1940 Act, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by our Asset Manager Affiliates and/or third party managers. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, the Asset Manager Affiliates may not be able to continue to raise new CLO Funds due to prevailing CLO market conditions, regulatory requirements or other factors.

If our Asset Manager Affiliates do not meet certain risk retention requirements, they may not be able to sponsor and manage new CLOs, which would negatively impact our results of operations and financial conditions.

In October 2014, the SEC, the FDIC, the Federal Reserve and certain other prudential banking regulators finalized regulations that mandate risk retention for securitizations. The rules became effective for CLOs on December 24, 2016. Under the final rules, our Asset Manager Affiliates (directly or through any of their majority-controlled affiliates, including the Company) will be required to hold interests equal to 5% of the fair value of the assets of any CLO sponsored by our Asset Manager Affiliates (unless the CLO invests only in certain qualifying loans which we do not expect will be the case) and would be prohibited from selling or hedging those interests in accordance with the limitations on such sales or hedges set forth in the final rule. Thus, our Asset Manager Affiliates (or any of their majority-controlled affiliates, including the Company, permitted to retain risk on their behalf) will need to have the requisite capital to hold such interests as a condition to their ability to sponsor new CLOs, and the restrictions on selling or hedging such interests may create greater risk with respect to those interests, including, to the extent that we retain risk in the CLOs managed by the Asset Manager Affiliates on their behalf, our ability to sell CLO Fund Securities when advantageous for us to do so. These mandatory investments in such CLOs, or the inability to invest in such CLOs (and thus inability to sponsor them) could each have a material adverse effect upon our business, results of operations or financial condition of the Asset Manager Affiliates, which would, in turn, negatively impact the business results of operations and financial condition. In addition, the application of the risk retention rules to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for the Company, our Asset Manager Affiliates, and any CLOs that our Asset Manager Affiliates sponsor or in which we otherwise invest.

Risks Related to Our Common Stock

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.

We intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. In addition, due to the asset coverage test applicable to us as a BDC and a covenant that we agreed to in connection with the issuance of the 7.375% Notes Due 2019, we are limited in our ability to make distributions in certain circumstances. In this regard, we agreed in connection with our issuance of the 7.375% Notes Due 2019 that for the period of time during which the 7.375% Notes Due 2019 are outstanding, we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These provisions generally prohibit us from declaring any cash dividend or distribution upon our common stock, or purchasing any such common stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and we cannot assure you that the market price of our common stock will not decline below the net asset value of the stock.

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

Risks Related to Our 7.375% Notes Due 2019

Our 7.375% Notes Due 2019 and Convertible Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our 7.375% Notes Due 2019 are not secured by any of our assets or any of the assets of our subsidiaries or the Asset Manager Affiliates. As a result, the 7.375% Notes Due 2019 are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries and the Asset Manager Affiliates may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 7.375% Notes Due 2019.

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

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 7.375% Notes Due 2019.

Any default under the agreements governing our indebtedness, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 7.375% Notes Due 2019 and substantially decrease the market value of the 7.375% Notes Due 2019. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender any debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from under any other debt that we may incur in the future to avoid being in default. If we breach our covenants under any debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under any debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future debt we issue will likely have customary cross-default provisions, if such other debt is accelerated, we may be unable to repay or finance the amounts due.

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

Quarterly Stock Prices for 2016 and 2015

	During the Quarter		At Quarter End
	High	Low	Close	NAV(1)
2016:
Fourth quarter	$4.80	$3.66	$3.98	$5.24
Third quarter	$4.72	$3.84	$4.63	$5.38
Second quarter	$3.92	$3.19	$3.92	$5.45
First quarter	$4.02	$2.68	$3.60	$5.50
2015:
Fourth quarter	$5.43	$3.78	$4.07	$5.82
Third quarter	$5.72	$4.40	$4.51	$6.33
Second quarter	$6.40	$5.56	$5.98	$6.96
First quarter	$7.61	$6.54	$6.73	$7.16

(1)	Net Asset Value (“NAV”) per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

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

Stockholder Distributions

	Distributions	Declaration Date	Record Date		Pay Date
2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017	(1)	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016		10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	0.15	3/18/2016	4/7/2016		4/28/2016
Total declared for 2016	$0.57
2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016	(1)	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015		10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015		7/27/2015
First quarter	0.21	3/24/2015	4/6/2015		4/27/2015
Total declared for 2015	$0.78

(1)	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2016. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2016)

200
180
160
140
120
100
80
60
40
20
0
12/11/06 IPO
End Q4 2006
End Q1 2007
End Q2 2007
End Q3 2007
End Q4 2007
End Q1 2008
End Q2 2008
End Q3 2008
End Q4 2008
End Q1 2009
End Q2 2009
End Q3 2009
End Q4 2009
End Q1 2010
End Q2 2010
End Q3 2010
End Q4 2010
End Q1 2011
End Q2 2011
End Q3 2011
End Q4 2011
End Q1 2012
End Q2 2012
End Q3 2012
End Q4 2012
End Q1 2013
End Q2 2013
End Q3 2013
End Q4 2013
End Q1 2014
End Q2 2014
End Q3 2014
End Q4 2014
End Q1 2015
End Q2 2015
End Q3 2015
End Q4 2015
End Q1 2016
End Q2 2016
End Q3 2016
End Q4 2016
KCAP
IXF
Russell 2000

(1)	Total return includes reinvestment of distributions through December 31, 2016. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

HOLDERS

As of December 31, 2016, there were 48 shareholders of record of our common stock and approximately 15,870 beneficial shareholders of the Company.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2016, we issued 174,396 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information regarding the Amended and Restated 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and the Amended and Restated Non-Employee Director Plan (the “Non-Employee Director Plan”) as of December 31, 2016:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	50,000	$7.72	930,171	(2)(3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	50,000	7.72	930,171

(1)	The Company’s Equity Incentive Plan and Non-Employee Director Plan.
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

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

KCAP FINANCIAL, INC.
SELECTED FINANCIAL DATA

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$34,131,571	$39,811,558	$34,802,690	$33,144,195	$29,821,676
Fees and other income	668,527	366,859	934,871	305,376	304,882
Dividends from Asset Manager Affiliates	1,400,000	5,348,554	5,467,914	5,735,045	1,214,998
Total interest and related portfolio income	36,200,098	45,526,971	41,205,475	39,184,616	31,341,556
Expenses:
Interest and amortization of debt issuance costs	9,110,603	11,727,880	11,538,179	10,116,271	6,976,018
Compensation	4,103,558	3,843,799	4,951,745	4,630,481	3,172,814
Other	4,495,942	5,772,502	4,594,983	4,563,749	4,344,611
Total operating expenses	17,710,103	21,344,181	21,084,907	19,310,501	14,493,443
Net Investment Income	18,489,995	24,182,790	20,120,568	19,874,115	16,848,113
Realized and unrealized (losses) gains on investments:
Net realized (losses) gains	(6,341,678)	(6,647,478)	(11,132,491)	(12,627,314)	(3,232,974)
Net change in unrealized (losses) gains	(13,188,048)	(36,169,870)	6,045,517	9,976,171	12,510,641
Total net (losses) gains	(19,529,726)	(42,817,348)	(5,086,974)	(2,651,143)	9,277,667
Net (decrease) increase in net assets resulting from operations	$(1,039,731)	$(18,634,558)	$15,033,594	$17,222,972	$26,125,779
Per Share:
Earnings per common share – basic	$(0.03)	$(0.50)	$0.44	$0.53	$1.00
Earnings per common share – diluted	$(0.03)	$(0.50)	$0.43	$0.53	$0.95
Net investment income per share – basic	$0.50	$0.65	$0.59	$0.62	$0.65
Net investment income per share – diluted	$0.50	$0.65	$0.58	$0.62	$0.64
Distributions declared per common share	$0.57	$0.78	$1.00	$1.06	$0.94
Taxable Distributable Income per basic share	$0.40	$0.63	$0.78	$0.70	$0.77

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance Sheet Data:
Investment assets at fair value	$366,471,304	$409,570,495	$479,706,494	$440,549,994	$312,044,763
Total assets	$381,371,983	$421,204,697	$505,180,218	$453,340,638	$316,901,184
Total debt outstanding	$175,584,570	$201,103,761	$218,618,014	$186,760,623	$99,040,711
Stockholders’ equity	$194,924,925	$216,100,470	$255,316,701	$250,369,693	$207,875,659
Net asset value per common share	$5.24	$5.82	$6.94	$7.51	$7.85
Common shares outstanding at end of year	37,178,294	37,100,005	36,775,127	33,332,123	26,470,408
Other Data:
Investments funded(1)	75,724,590	130,954,741	235,905,130	243,966,586	123,165,150
Principal collections related to investment repayments or sales(1)	129,191,854	129,793,338	193,554,964	94,197,886	104,556,500
Number of portfolio investments at year end(1)	125	130	141	126	88
Weighted average yield of income producing debt investments(2)	7.0%	7.4%	7.3%	7.3%	7.5%

(1)	Does not include investments in time deposits or money markets.
(2)	Weighted average yield of income producing investments is calculated as the average yield to par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a Business Development Company, or “BDC” under the Investment Company Act of 1940 (the “1940 Act”). We have three principal areas of investments:

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $3.0 billion of par value assets under management as of December 31, 2016. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates).

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2013	$266,830,427	79,452,220	11,006,398	76,148,000	433,437,045
2014 Activity:
Purchases/originations/draws	224,513,503	22,421,847	2,216,847	545,979	249,698,176
Pay-downs/pay-offs/sales	(168,429,374)	(10,132,500)	(5,007,311)	(6,432,086)	(190,001,271)
Net accretion (amortization)	410,718	(11,102,015)	—	—	(10,691,297)
Net realized losses	(8,823,507)	5,575,498	(7,136,408)	—	(10,384,417)
Net increase (decrease) in fair value	5,641,403	(8,700,148)	7,040,155	2,064,107	6,045,517
Fair Value at December 31, 2014	320,143,170	77,514,902	8,119,681	72,326,000	478,103,753
2015 Activity:
Purchases/originations/draws	108,670,472	11,952,000	1,953,299	—	124,023,641
Pay-downs/pay-offs/sales	(135,328,386)	(3,872,700)	(317,340)	(3,701,446)	(143,219,872)
Net accretion (amortization)	1,860,670	(9,507,050)	—	—	(9,094,250)
Net realized gains (losses)	41,580	(6,246,883)	3,015	—	(6,202,288)
Net increase (decrease) in fair value	(10,748,262)	(13,967,887)	(210,167)	(11,243,554)	(36,169,870)
Fair Value at December 31, 2015	284,639,244	55,872,382	9,548,488	57,381,000	407,441,114
2016 Activity:
Purchases/originations/draws	74,584,952	10,140,000	—	—	84,724,952
Pay-downs/pay-offs/sales	(123,240,416)	(4,200,000)	(4,563,521)	(1,250,000)	(133,253,937)
Net accretion (amortization)	407,492	(2,192,071)	—	—	(1,784,579)
Net realized gains (losses)	(540,649)	(10,111,560)	4,484,742	—	(6,167,467)
Net increase (decrease) in fair value	2,492,707	4,665,599	(4,413,354)	(15,933,000)	(13,188,048)
Fair Value at December 31, 2016	$238,343,330	$54,174,350	$5,056,355	$40,198,000	$337,772,035

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

The following table shows the Company’s portfolio by security type at December 31, 2016 and December 31, 2015:

Security Type	December 31, 2016			December 31, 2015
	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Money Market Accounts(2)	$28,699,269	$28,699,269	8	$2,129,381	$2,129,381	1%
Senior Secured Loan	207,701,078	200,322,152	55	203,819,074	194,123,223	46
Junior Secured Loan	37,251,776	35,444,440	10	40,221,557	37,591,900	9
Senior Unsecured Loan	—	—	—	23,000,000	23,000,000	6
First Lien Bond	3,060,919	1,089,338	—	3,000,000	2,216,700	1
Senior Subordinated Bond	—	—	—	4,466,793	4,615,569	1
Senior Unsecured Bond	—	—	—	11,879,187	10,551,724	3
Senior Secured Bond	1,506,461	1,487,400	—	1,510,560	1,503,755	—
CLO Fund Securities	76,851,317	54,174,350	15	83,214,947	55,872,382	14
Equity Securities	10,389,007	5,056,355	1	10,467,787	9,548,488	2
Preferred Securities	—	—	—	10,411,673	11,036,373	3
Asset Manager Affiliates(3)	55,341,230	40,198,000	11	56,591,230	57,381,000	14
Total	$420,801,057	$366,471,304	100%	$450,712,189	$409,570,495	100%

(1)	Represents percentage of total portfolio at fair value
(2)	Includes restricted cash held under employee benefit plans.
(3)	Represents the equity investment in the Asset Manager Affiliates.

The industry related information, based on the fair value of the Company’s investment portfolio as of December 31, 2016 and December 31, 2015, for our investment portfolio was as follows:

Industry Classification	December 31, 2016			December 31, 2015(2)
	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$8,394,633	$8,450,106	2%	$6,910,349	$6,383,724	1%
Asset Management Company(2)	55,341,230	40,198,000	11	56,591,230	57,381,000	14
Related Party Loan	—	—	—	23,000,000	23,000,000	6
Automotive	6,322,551	6,196,154	2	9,898,494	9,440,866	2
Banking, Finance, Insurance & Real Estate	6,805,514	6,782,010	2	6,270,984	6,008,587	1
Beverage, Food and Tobacco	15,198,830	14,703,372	4	17,334,746	16,882,750	4
Capital Equipment	6,185,129	5,575,048	2	9,519,342	7,846,767	2
Chemicals, Plastics and Rubber	6,421,909	6,444,073	2	3,494,086	3,359,916	1
CLO Fund Securities	76,851,317	54,174,350	15	83,214,947	55,872,382	14
Construction & Building	5,919,158	5,929,606	2	1,976,345	1,907,614	—
Consumer goods: Durable	12,319,905	10,118,736	3	13,983,607	12,753,455	3
Consumer goods: Non-durable	14,766,390	14,452,096	4	20,124,355	19,646,576	5
Ecological	1,741,292	1,760,783	—	—	—	—
Energy: Oil & Gas	14,493,835	8,805,761	2	14,281,821	10,204,318	2
Energy: Electricity	3,904,453	3,937,247	1	3,465,576	3,465,000	1
Environmental Industries	12,279,924	12,185,239	3	13,735,492	13,179,657	3
Forest Products & Paper	4,192,889	4,192,907	1	5,888,294	5,883,080	1
Healthcare & Pharmaceuticals	58,769,668	53,594,534	15	58,649,512	55,417,827	13
High Tech Industries	9,854,093	9,936,109	3	11,727,898	11,662,995	3
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	—
Media: Advertising, Printing & Publishing	11,712,682	11,453,447	3	11,167,950	10,340,449	3
Media: Broadcasting & Subscription	8,273,174	8,372,984	2	7,428,110	7,406,792	2
Metals & Mining	—	—	—	228,563	991	—
Retail	1,415,457	759,581	—	4,416,709	3,594,599	1
Services: Business	16,125,481	16,230,486	4	18,206,668	21,022,801	5
Services: Consumer	6,212,108	6,204,889	2	6,512,029	6,356,054	2
Telecommunications	12,809,799	12,767,823	3	13,776,871	12,425,489	3
Time Deposit and Money Market Accounts(3)	28,699,269	28,699,269	8	2,129,381	2,129,381	1
Transportation: Cargo	7,557,315	7,190,135	2	18,232,953	18,865,603	5
Transportation: Consumer	2,412,614	2,324,516	1	2,472,795	2,324,381	1
Utilities: Electric	5,420,438	5,031,043	1	5,673,082	4,806,441	1
Total	$420,801,057	$366,471,304	100%	$450,712,189	$409,570,495	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.
(3)	Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At December 31, 2016 and December 31, 2015, our investments in income producing loans and debt securities, excluding CLO Fund Securities, had a weighted average interest rate of approximately 7.0% and 7.4%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at December 31, 2016 was spread across 27 different industries and 82 different entities with an average balance per entity of approximately $3.1 million. As of December 31, 2016, all of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At December 31, 2016 and December 31, 2015, the total amount of non-qualifying assets was approximately 17% and 18%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 14.4% and 13.5% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% and 13% of its total assets on such dates, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of December 31, 2016, our Asset Manager Affiliates had approximately $3.0 billion of par value of assets under management on which they earn management fees, and were valued at approximately $40.2 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, during 2016, our Asset Manager Affiliates received incentive fees from two funds.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2016, we had approximately $54 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of December 31, 2016 and December 31, 2015 are as follows:

CLO Fund Securities	Investment	%(1)	December 31, 2016		December 31, 2015
			Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)	Subordinated Securities	22.2%	$2,485,886	$1,000	$2,484,943	$280,164
Katonah III, Ltd.(3)	Preferred Shares	23.1	1,287,155	369,000	1,373,132	400,000
Katonah IX CLO Ltd.(2)	Preferred Shares	6.9	—	—	1,140,057	105,000
Katonah X CLO Ltd.(2)	Subordinated Securities	33.3	—	—	7,637,499	1,000,000
Katonah 2007-I CLO Ltd.(2)	Preferred Shares	100	28,022,646	20,453,099	24,312,424	20,295,677
Trimaran CLO VII, Ltd.(2)	Income Notes	10.5	1,643,920	1,195,152	1,375,013	1,647,272
Catamaran CLO 2012-1 Ltd.(2)	Subordinated Notes	24.9	5,919,933	2,819,412	6,791,980	3,312,940
Catamaran CLO 2013-1 Ltd.(2)	Subordinated Notes	23.5	5,237,222	4,918,807	6,256,090	5,639,106
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,343,467	1,895,566	1,592,303	1,634,647
Catamaran CLO 2014-1 Ltd.(2)	Subordinated Notes	24.9	7,818,484	4,546,682	8,928,790	5,846,325
Catamaran CLO 2014-1 Ltd.(2)	Class E Notes	15.1	1,441,727	1,310,000	1,428,797	1,170,000
Catamaran CLO 2014-2 Ltd.(2)	Subordinated Notes	24.9	6,967,560	5,092,087	8,024,168	5,751,600
Catamaran CLO 2015-1 Ltd.(2)	Subordinated Notes	9.9	4,543,317	3,223,255	11,869,751	8,789,651
Catamaran CLO 2016-1 Ltd.(2)	Subordinated Notes	24.9	10,140,000	8,350,290	—	—
Total			$76,851,317	$54,174,350	$83,214,947	$55,872,382

(1)	Represents percentage of class held.
(2)	A CLO Fund managed by an Asset Manager Affiliate.
(3)	As of December 31, 2016, this CLO Fund Security was not providing a distribution.

The following tables detail the ten largest portfolio companies (at fair value) as of December 31, 2016:

Investment	December 31, 2016
	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$55,341,230	$40,198,000	11%
US Bank Money Market Account	28,685,001	28,685,001	8
Katonah 2007-I CLO Ltd.	28,022,646	20,453,099	6
Grupo HIMA San Pablo, Inc.	9,828,619	9,113,125	2
Catamaran CLO 2016-1 Ltd.	10,140,000	8,350,290	2
Tank Partners Holdings, LLC	11,822,180	6,552,311	2
Roscoe Medical, Inc.	6,666,733	6,499,000	2
Weiman Products, LLC	5,462,647	5,321,809	1
Nielsen & Bainbridge, LLC	5,326,136	5,199,447	1
Catamaran CLO 2014-2 Ltd.	6,967,560	5,092,087	1
Total	$168,262,752	$135,464,169	36%

	December 31, 2015
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,591,230	$57,381,000	14%
Trimaran Advisors, L.L.C.	23,000,000	23,000,000	6
Katonah 2007-I CLO Ltd.	24,312,424	20,295,677	5
DBI Holding, LLC	8,585,578	12,975,447	3
Crowley Holdings Preferred, LLC	10,411,673	11,036,373	3
Grupo HIMA San Pablo, Inc.	9,817,315	9,917,500	2
Catamaran CLO 2015-1 Ltd.	11,869,751	8,789,651	2
Tank Partners Holdings, LLC	10,624,515	8,177,538	2
Weiman Products, LLC	6,582,457	6,619,805	2
Nielsen & Bainbrige, LLC	6,803,605	6,510,157	2
Total	$168,598,548	$164,703,148	41%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 13% and 19% of the total fair value of the Company’s investments at December 31, 2016 and December 31, 2015, respectively.

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

Set forth below is a discussion of our results of operations for December 31, 2016, 2015, and 2014.

Revenue

	For the Years Ended December 31,
	2016	2015	2014
Investment Income:
Interest from investments in debt securities	$20,828,916	$24,101,257	$21,386,432
Interest from cash and time deposits	29,383	10,239	3,452
Investment income on CLO Fund Securities managed by affiliates	12,642,625	14,691,428	12,367,581
Investment income on CLO Fund Securities managed by non-affiliates	630,647	1,008,634	1,045,225
Dividends from Asset Manager Affiliates	1,400,000	5,348,554	5,467,914
Capital structuring service fees	668,527	366,859	934,871
Total investment income	$36,200,098	$45,526,971	$41,205,475

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

Distributions from Asset Manager Affiliates.   We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their future CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the years ended December 31, 2016 and 2015, the Asset Manager Affiliates received incentive fees from two and three funds, respectively.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and related management fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. The fair value of our investment in our Asset Manager Affiliates was approximately

$40.2 million at December 31, 2016, with an unrealized depreciation for the year ending December 31, 2016 of approximately $15.9 million. For the years ended December 31, 2016, 2015, and 2014, we recognized dividend income of $1.4 million, $5.3 million and $5.5 million, from the Asset Manager Affiliates, respectively, while cash distributions received were approximately $2.7 million, $9.1 million and $11.9 million for those years, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $3.0 billion and $2.7 billion as of December 31, 2016 and 2015, respectively.

Capital Structuring Service Fees.   We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the years ended December 31, 2016, 2015, and 2014 was approximately $36 million, $46 million, and $41 million, respectively. Of these amounts, approximately $21 million, $24 million and $21 million, respectively, was attributable to interest income on our Debt Securities Portfolio.

The weighted average yield on our Debt Securities Portfolio was 7.0% and 7.4% as of December 31, 2016 and 2015, respectively.

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

For the years ended December 31, 2016, 2015, and 2014, approximately $13.3 million, $15.7 million and $13.4 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $10.1 million, $14.7 million and $19.4 million of taxable distributable income on distributions from our CLO Fund Securities during the years ended December 31, 2016, 2015, and 2014, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Expenses

	For the Years Ended December 31,
	2016	2015	2014
Expenses:
Interest and amortization of debt issuance costs	$9,110,603	$11,727,880	$11,538,179
Compensation	4,103,558	3,843,799	4,951,745
Professional fees	2,391,038	3,520,461	2,614,479
Insurance	412,764	433,561	471,276
Administrative and other	1,692,140	1,818,480	1,509,228
Total expenses	$17,710,103	$21,344,181	$21,084,907

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

Total expenses for the years ended December 31, 2016, 2015, and 2014 were approximately $18 million, $21 million, and $21 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $9 million, $12 million, and $12 million, respectively, on average debt outstanding of $190 million, $224 million, and $197 million, respectively.

For the years ended December 31, 2016, 2015, and 2014, approximately $4.1 million, $3.8 million, and $5.0 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the years ended December 31, 2016, 2015, and 2014, professional fees and insurance expenses totaled approximately $2.8 million, $4.0 million and $3.1 million, respectively. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.7 million, $1.8 million and $1.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the years ended December 31, 2016, 2015, and 2014, net investment income and net realized losses were approximately $12.2 million, $17.5 million and $9.0 million, respectively, or $0.33, $0.47, and $0.26 per basic share, respectively. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For example, on February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment. For the year ended December 31, 2016, GAAP-basis net investment income was approximately $18.5 million, or $0.50 per basic share, while tax-basis distributable income was approximately $14.8 million or $0.40 per share, respectively.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Years Ended December 31,
	2016	2015	2014
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Debt securities	$2,492,707	$(10,748,262)	$5,641,403
Equity securities	(4,413,354)	(210,167)	7,040,155
CLO Fund Securities managed by affiliates	4,380,974	(12,990,404)	(11,584,257)
CLO Fund Securities managed by non-affiliates	284,625	(977,483)	2,884,109
Asset Manager Affiliates investments	(15,933,000)	(11,243,554)	2,064,107
Total net unrealized (loss) gain from investment transactions	$(13,188,048)	$(36,169,870)	$6,045,517

During the year ended December 31, 2016, our total investments had net unrealized depreciation of approximately $13.2 million. Included in the net unrealized loss in 2016 are unrealized appreciation on CLO Fund Securities of approximately $4.7 million and unrealized depreciation of the Asset Manager Affiliates of $15.9 million, as well as unrealized appreciation on our debt securities of $2.5 million and unrealized depreciation on equity securities of approximately $4.4 million. During the year ended December 31, 2015, our total investments had net unrealized depreciation of approximately $36.2 million, including net unrealized losses of approximately $14.0 million on CLO Fund Securities and unrealized depreciation of the Asset Manager Affiliates of approximately $11.2 million, net unrealized depreciation on debt securities of approximately $10.8 million and net unrealized losses on equity securities of $210,000. During the year ended December 31, 2014, our total investments had net unrealized appreciation of $6 million, including approximately $5.6 million of unrealized gains on debt securities, net unrealized gains of the Asset Manager Affiliates of approximately $2.1 million, and net unrealized gains on equity securities of $7 million, offset by net unrealized losses of approximately $8.7 million related to CLO Fund Securities.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2016 was approximately $1.0 million, or $0.03 per basic share. Net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2015 was approximately $19 million, or $0.50 per basic share, and the net increase in stockholders’ equity resulting from operations for the year ended December 31, 2014 was approximately $15 million, or $0.44 per share.

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

As of December 31, 2016 and December 31, 2015 the fair value of investments and cash were as follows:

Security Type	Investments at Fair Value
	December 31, 2016	December 31, 2015
Cash	$1,307,257	$—
Restricted Cash	8,528,298	7,138,272
Money Market Accounts	28,699,269	2,129,381
Senior Secured Loan	200,322,152	194,123,223
Junior Secured Loan	35,444,440	37,591,900
Senior Unsecured Loan	—	23,000,000
First Lien Bond	1,089,338	2,216,700
Senior Subordinated Bond	—	4,615,569
Senior Unsecured Bond	—	10,551,724
Senior Secured Bond	1,487,400	1,503,755
CLO Fund Securities	54,174,350	55,872,382
Equity Securities	5,056,355	9,548,488
Preferred	—	11,036,373
Asset Manager Affiliates	40,198,000	57,381,000
Total	$376,306,859	$416,708,767

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2016, we had approximately $181 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 205%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On March 15, 2016, the Convertible Notes matured and were repaid in full.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At December 31, 2016, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. KCAP subsequently surrendered these notes to the Trustee for cancellation. During the third quarter of 2016, $5.0 million par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. During the fourth quarter of 2016, $469,000 par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,000.

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. As of December 31, 2016 and 2015, these junior notes eliminate in consolidation and the remaining notes with a par value of $147.4 million are reflected on our consolidated balance sheet, net of $2.3 million and $2.9 million of unamortized discount and $2.5 million and $3.1 million of debt offering costs, respectively. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. However, we may face difficulty in obtaining a new debt and equity financing as a result of current market conditions. In this regard, because our common stock has traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share without stockholder approval (which we currently do not have), we have been and may continue to be limited in our ability to raise equity capital. See “Business — Regulation — Common Stock”. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us and/or the Asset Manager Affiliates, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

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

The amount of our declared distributions, as evaluated by management and approved by our Board of Directors, is based primarily on our evaluation of our net investment income, distributable taxable income and the after-tax free cash flow from our Asset Manager Affiliates.

We will be prohibited by the 1940 Act and the indenture governing our 7.375% Notes from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions declared by us since 2015.

	Distribution	Declaration Date	Record Date		Pay Date
2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017	(1)	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016		10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	0.15	3/18/2016	4/7/2016		4/28/2016
Total declared in 2016	$0.57
2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016	(1)	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015		10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015		7/27/2015
First quarter	0.21	3/24/2015	4/6/2015		4/27/2015
Total declared in 2015	$0.78

(1)	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

The following table depicts the composition of shareholder distributions on a per share basis:

	Year Ended December 31,
	2016(1)	2015(1)
Net investment income	$0.50	$0.65
Tax Accounting Difference on CLO Equity Investments	(0.09)	(0.03)
Other tax accounting differences	(0.01)	—
Taxable distributable income	0.40	0.63
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.03	0.10
Cash received from CLO Equity Investments in excess of taxable earnings	0.11	0.10
Available for distribution(2)	0.54	0.83
Distributed	0.57	0.63
Difference	$(0.03)	$0.20

(1)	Table may not foot due to rounding.
(2)	The “Available for distribution” financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings and cash received from CLO Equity Investments in excess of taxable earnings to the Company’s taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the “Available for distribution financial measure to taxable distributable income per share in accordance with GAAP, the $0.03 and $0.10 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings, and the $0.11 and $0.10 per share of cash distributed to the Company from CLO Equity Investments in excess of taxable earnings, is subtracted from the “Available for distribution” financial measure for the year-ended December 31, 2016 and 2015, respectively. The Company’s management believes that the presentation of the non-GAAP “Available for distribution” financial measure provides useful information to investors.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2016 and December 31, 2015, the Company had $565,000 and $360,000 commitments to fund investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2016:

Contractual Obligations	Payments Due by Period
	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$180,880,925	$—	$33,530,925	$—	$147,350,000

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due, or such loans become current. As of December 31, 2016, two of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due. As of December 31, 2015, there was one issuer on non-accrual status.

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

Distributions to Shareholders

The amount of our declared distributions, as evaluated by management and approved by our Board of Directors, is based primarily on our evaluation of net investment income, distributable taxable income and the after-tax free cash flow from our Asset Manager Affiliates.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2016, approximately 98% of our Debt Securities Portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2016, we had $181 million of borrowings outstanding at a current weighted average rate of 3.9%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2016 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$691,095	$1,455,253	$2,219,412
Decrease in interest rate	$1,230,445	$1,230,445	$1,230,445

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $691,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $1.5 million and $2.2 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $1.2 million increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2016.

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

Conclusion.   Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

We have adopted a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.kcapfinancial.com. We intend to disclose any future amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2017, and is incorporated herein by reference.

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

KCAP Financial, Inc.
Date: March 9, 2017	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 9, 2017
/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 9, 2017
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	March 9, 2017
/s/ John Ward John Ward	Member of the Board of Directors	March 9, 2017
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	March 9, 2017
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	March 9, 2017
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	March 9, 2017
/s/ Dean C. Kehler Dean C. Kehler	Member of the Board of Directors	March 9, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
KCAP Financial, Inc.

We have audited the accompanying consolidated balance sheets of KCAP Financial, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights for each of the three years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015, by correspondence with the custodians and management or agents of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of KCAP Financial, Inc. at December 31, 2016 and 2015, and the consolidated results of their operations, changes in their net assets, and cash flows and the financial highlights for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KCAP Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
KCAP Financial, Inc.

We have audited KCAP Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” (the COSO criteria). KCAP Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, KCAP Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of KCAP Financial, Inc. and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 9, 2017

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2016	As of December 31, 2015
ASSETS
Investments at fair value:
Money market accounts (cost: 2016 – $28,699,269; 2015 – $2,129,381)	$28,699,269	$2,129,381
Debt securities (amortized cost: 2016 – $249,520,234; 2015 – $298,308,845)	238,343,330	284,639,244
CLO Fund Securities managed by affiliates (amortized cost: 2016 – $71,734,809; 2015 – $77,764,568)	51,908,784	53,557,570
CLO Fund Securities managed by non-affiliates (amortized cost: 2016 – $5,116,508; 2015 – $5,450,379)	2,265,566	2,314,812
Equity securities (cost: 2016 – $10,389,007; 2015 – $10,467,786)	5,056,355	9,548,488
Asset Manager Affiliates (cost: 2016 – $55,341,230; 2015 – $56,591,230)	40,198,000	57,381,000
Total Investments at Fair Value (cost: 2016 – $420,801,057; 2015 – $450,712,189)	366,471,304	409,570,495
Cash	1,307,257	—
Restricted cash	8,528,298	7,138,272
Interest receivable	1,033,917	1,812,624
Receivable for open trades	2,950,658	—
Due from affiliates	612,854	2,117,095
Other assets	467,695	566,211
Total Assets	$381,371,983	$421,204,697
LIABILITIES
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2016 – $2,286,425 and $2,459,156, respectively; 2015 – $2,907,595 and $3,126,009, respectively)	$142,604,419	$141,316,396
7.375% Notes Due 2019 (net of offering costs of: 2016 – $550,774; 2015 – $890,344)	32,980,151	40,509,656
Convertible Notes (net of offering costs of: 2015 – $21,291)	—	19,277,709
Payable for open trades	7,884,943	—
Accounts payable and accrued expenses	2,047,405	2,218,065
Accrued interest payable	930,086	1,228,068
Due to affiliates	54	554,333
Total Liabilities	186,447,058	205,104,227
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,282,296 issued, and 37,178,294 outstanding at December 31, 2016, and 37,136,353 issued, and 37,100,005 outstanding at December 31, 2015	371,783	371,000
Capital in excess of par value	353,404,155	361,962,511
Excess distribution of net investment income	(14,630,319)	(21,638,184)
Accumulated net realized losses	(88,491,896)	(82,054,107)
Net unrealized depreciation on investments	(55,728,798)	(42,540,750)
Total Stockholders' Equity	194,924,925	216,100,470
Total Liabilities and Stockholders' Equity	$381,371,983	$421,204,697
NET ASSET VALUE PER COMMON SHARE	$5.24	$5.82

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
Investment Income:
Interest from investments in debt securities	$20,828,916	$24,101,257	$21,386,432
Interest from cash and time deposits	29,383	10,239	3,452
Investment income on CLO Fund Securities managed by affiliates	12,642,625	14,691,428	12,367,581
Investment income on CLO Fund Securities managed by non-affiliates	630,647	1,008,634	1,045,225
Dividends from Asset Manager Affiliates	1,400,000	5,348,554	5,467,914
Capital structuring service fees	668,527	366,859	934,871
Total investment income	36,200,098	45,526,971	41,205,475
Expenses:
Interest and amortization of debt issuance costs	9,110,603	11,727,880	11,538,179
Compensation	4,103,558	3,843,799	4,951,745
Professional fees	2,391,038	3,520,461	2,614,479
Insurance	412,764	433,561	471,276
Administrative and other	1,692,140	1,818,480	1,509,228
Total expenses	17,710,103	21,344,181	21,084,907
Net Investment Income	18,489,995	24,182,790	20,120,568
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(6,167,467)	(6,202,289)	(10,384,415)
Net change in unrealized (depreciation) appreciation on:
Debt securities	2,492,707	(10,748,262)	5,641,403
Equity securities	(4,413,354)	(210,167)	7,040,155
CLO Fund Securities managed by affiliates	4,380,974	(12,990,404)	(11,584,257)
CLO Fund Securities managed by non-affiliates	284,625	(977,483)	2,884,109
Asset Manager Affiliates investments	(15,933,000)	(11,243,554)	2,064,107
Total net (depreciation) appreciation from investment transactions	(13,188,048)	(36,169,870)	6,045,517
Net realized and unrealized loss on investments	(19,355,515)	(42,372,159)	(4,338,898)
Realized losses on extinguishments of debt	(174,211)	(445,189)	(748,076)
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$(1,039,731)	$(18,634,558)	$15,033,594
Net (Decrease) Increase in Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.03)	$(0.50)	$0.44
Diluted:	$(0.03)	$(0.50)	$0.43
Net Investment Income Per Common Share:
Basic:	$0.50	$0.65	$0.59
Diluted:	$0.50	$0.65	$0.58
Weighted Average Shares of Common Stock Outstanding – Basic	37,149,663	36,964,444	34,248,346
Weighted Average Shares of Common Stock Outstanding – Diluted	37,149,663	36,964,444	34,259,977

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2016	2015	2014
Operations:
Net investment income	$18,489,995	$24,182,790	$20,120,568
Net realized losses from investment transactions	(6,167,467)	(6,202,289)	(10,384,415)
Realized losses from extinguishments of debt	(174,211)	(445,189)	(748,076)
Net change in unrealized (depreciation) appreciation from investments	(13,188,048)	(36,169,870)	6,045,517
Net (decrease)/increase in stockholders' equity resulting from operations	(1,039,731)	(18,634,558)	15,033,594
Stockholder distributions:
Distributions of ordinary income	(14,761,679)	(22,985,978)	(26,807,154)
Return of capital	(7,307,578)	—	(7,972,633)
Net decrease in net assets resulting from stockholder distributions	(22,069,257)	(22,985,978)	(34,779,787)
Capital share transactions:
Issuance of common stock for:
Common stock withheld for payroll taxes upon vesting of restricted stock	(247,926)	(220,301)	—
Dividend reinvestment plan	638,016	1,051,795	724,935
Issuance of Common Stock	—	—	23,772,408
Conversion of Convertible Notes	—	—	(927,413)
Stock based compensation	1,543,353	1,572,811	1,123,271
Net increase in net assets resulting from capital share transactions	1,933,443	2,404,305	24,693,201
Net assets at beginning of period	216,100,470	255,316,701	250,369,693
Net assets at end of period (including accumulated undistributed net investment income of $0, $0, and $0 in 2016, 2015, and 2014, respectively.	$194,924,925	$216,100,470	$255,316,701
Net asset value per common share	$5.24	$5.82	$6.94
Common shares outstanding at end of period	37,178,294	37,100,005	36,775,127

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net (decrease) increase in stockholder's equity resulting from operations	$(1,039,731)	$(18,634,558)	$15,033,594
Adjustments to reconcile net increase (decrease) in stockholder’s equity resulting from operations to net cash provided by/(used in) operating activities:
Net realized losses on investment transactions	6,167,467	6,202,289	10,384,415
Net change in unrealized losses (gains) from investments	13,188,048	36,169,870	(6,045,517)
Purchases of investments	(110,229,217)	(112,647,477)	(249,264,398)
Proceeds from sales and redemptions of investments	133,253,936	132,764,940	195,511,479
Net accretion of discount on debt securities	1,784,579	9,094,250	10,691,298
Amortization of original issue discount on indebtedness	621,171	604,811	449,568
Amortization of debt issuance costs	845,793	1,181,866	1,109,081
Realized losses on extinguishments of debt	174,211	445,189	748,076
Payment-in-kind interest income	(1,065,339)	(1,447,865)	(433,778)
Stock-based compensation expense	1,543,353	1,572,811	1,123,271
Changes in operating assets and liabilities:
Increase (Decrease) in payable for open trades	7,884,943	(18,293,725)	14,313,725
Decrease (Increase) in interest and dividends receivable	778,707	(63,803)	283,737
(Increase) Decrease in accounts receivable	—	(591)	325,259
Increase in receivable for open trades	(2,950,658)	—	—
Decrease (Increase) in other assets	98,516	(793,461)	(644,715)
Decrease (Increase) in due from affiliates	1,504,241	910,315	(227,409)
(Decrease) Increase in due to affiliates	(554,279)	523,333	31,000
(Decrease) Increase in accounts payable and accrued expenses	(170,660)	(56,086)	5,558
Decrease in accrued interest payable	(297,982)	(338,186)	(62,444)
Net cash provided by (used in) operating activities	51,537,099	37,193,922	(6,668,200)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	23,772,408
Debt issuance costs	—	(19,136)	(678,201)
Issuance of restricted shares	60	1,921	—
Forfeitures of restricted shares	(345)	(109)	—
Distributions to stockholders	(21,431,241)	(31,016,373)	(33,307,511)
Proceeds from issuance of debt, net of discount	—	—	41,203,652
Repurchase of Convertible Notes	(19,299,000)	(19,348,000)	(11,288,413)
Repurchase of 7.375% Notes Due 2019	(7,861,364)	—	—
Common Stock withheld for payroll taxes upon vesting of restricted stock	(247,926)	(220,301)	—
(Increase) Decrease in restricted cash	(1,390,026)	12,187,278	(15,246,612)
Net cash (used in) provided by financing activities	(50,229,842)	(38,414,720)	4,455,323
CHANGE IN CASH	1,307,257	(1,220,798)	(2,212,877)
CASH, BEGINNING OF YEAR	—	1,220,798	3,433,675
CASH, END OF YEAR	$1,307,257	$—	$1,220,798
Supplemental Information:
Interest paid during the period	$7,902,774	$10,279,221	$9,966,425
Issuance of common stock under the dividend reinvestment plan	$638,016	$1,051,795	$724,935

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
1A Smart Start LLC(8), (9) Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$2,970,000	$2,946,408	$2,919,807
4L Technologies Inc. (fka Clover Holdings, Inc.)(8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,720,465	2,705,259	2,606,194
Advanced Lighting Technologies, Inc,(8), (9), (14) Consumer goods: Durable	First Lien Bond — 12.500% – 6/2019 — 00753CAG7 5.3% Cash, 7.3% PIK, Due 6/19	3,060,919	3,060,919	1,089,338
Advantage Sales & Marketing Inc.(8) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,001,753	995,300
Alere Inc. (fka IM US Holdings, LLC)(9) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	3,030,277	3,024,429	3,034,489
American Seafoods Group LLC(8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,853,704	3,838,792	3,874,899
Anaren, Inc.(8), (9) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,871,912	1,860,822	1,864,237
Apco Holdings, Inc.(8), (9) Services: Business	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/22	3,867,838	3,769,454	3,900,714
API Technologies Corp.(8), (9) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1.0% Libor Floor, Due 4/22	3,482,500	3,420,642	3,480,759
Aristotle Corporation, The(8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,665,860	3,652,075	3,604,274
Asurion, LLC (fka Asurion Corporation)(8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	876,911	873,399	889,736
Asurion, LLC (fka Asurion Corporation)(8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Replacement B-2 Term Loan 4.0% Cash, 0.8% Libor Floor, Due 7/20	187,812	188,275	189,719
Avalign Technologies, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	992,078	985,000
Avalign Technologies, Inc.(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,913,921	2,915,640
Bankruptcy Management Solutions, Inc.(8) Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	665,654	665,654	655,935
BarBri, Inc. (Gemini Holdings, Inc.)(8), (9) Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,619,636	2,614,056	2,578,508
BBB Industries US Holdings, Inc.(8), (9) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,947,500	2,906,715	2,800,125
Bestop, Inc.(8), (9) Automotive	Senior Secured Loan — Delayed Draw Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	34,660	32,776	34,466
Bestop, Inc.(8), (9) Automotive	Senior Secured Loan — First Amendment Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	500,000	495,290	497,200

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Bestop, Inc.(8), (9) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	$1,520,000	$1,498,330	$1,452,512
Carolina Beverage Group LLC(8) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,506,461	1,487,400
CCS Intermediate Holdings, LLC(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,932,500	2,922,875	2,470,338
Cengage Learning, Inc.(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — 2016 Refinancing Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/23	3,793,913	3,788,981	3,702,043
Checkout Holding Corp. (fka Catalina Marketing)(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	975,000	972,021	853,125
CHS/Community Health Systems, Inc.(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	2,878,621	2,853,070	2,796,465
Consolidated Communications, Inc.(9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.0% Cash, 1.0% Libor Floor, Due 10/23	2,067,444	2,062,450	2,067,444
CRGT Inc.(8), (9) High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,224,017	3,190,360	3,224,339
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,011,328	2,463,000
CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,940,225	2,917,719	2,818,941
Drew Marine Group Inc.(8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,496,331	2,380,000
Eastern Power, LLC (Eastern Covert Midco, LLC) (aka TPF II LC, LLC)(8), (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 10/21	2,796,756	2,814,422	2,826,122
Electric Lightwave Holdings, Inc. (f.k.a. Integra Telecom Holdings, Inc.)(8), (9) Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,932,538	2,924,968	2,945,734
ELO Touch Solutions, Inc.(8), (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 6/18	1,420,897	1,397,046	1,380,544
Empower Payments Acquisition, Inc(8), (9) Services: Business	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/23	3,000,000	2,940,565	2,940,000
EWT Holdings III Corp. (fka WTG Holdings III Corp.)(8), (9) Ecological	Senior Secured Loan — Term Loan (First Lien) 4.8% Cash, 1.0% Libor Floor, Due 1/21	1,745,501	1,741,292	1,760,783
Fender Musical Instruments Corporation(8), (9) Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,339,534	1,345,751	1,322,254
FHC Health Systems, Inc.(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,838,768	3,811,221	3,742,799
First American Payment Systems, L.P.(8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	1,796,448	1,783,840	1,742,555
Getty Images, Inc.(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,140,569	2,147,692	1,874,775
GI Advo Opco, LLC(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	247,500	245,474	223,913

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
GI Advo Opco, LLC(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	$2,722,500	$2,700,224	$2,463,046
GK Holdings, Inc. (aka Global Knowledge)(8) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,478,209	1,465,650
GK Holdings, Inc. (aka Global Knowledge)(8), (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,450,000	2,433,329	2,446,080
Global Tel*Link Corporation(8) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,957,505	3,894,500
Gold Standard Baking, Inc.(8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,462,500	2,453,554	2,461,269
Grande Communications Networks LLC(8), (9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,860,145	3,864,877	3,860,145
Grupo HIMA San Pablo, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,887,500	2,875,001	2,743,125
Grupo HIMA San Pablo, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,953,618	6,370,000
Gymboree Corporation., The(8), (9) Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,415,457	759,581
Hargray Communications Group, Inc. (HCP Acquisition LLC)(8), (9) Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 4.8% Cash, 1.0% Libor Floor, Due 6/19	2,887,075	2,860,733	2,926,166
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	1,697,272	1,690,708	1,703,637
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 8/19	1,387,500	1,384,229	1,391,545
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-5 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 12/19	1,385,417	1,369,287	1,395,980
Highland Acquisition Holdings, LLC (aka HealthSun Health Plans, Inc.)(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% Libor Floor, Due 11/22	2,000,000	1,903,216	1,910,000
Hoffmaster Group, Inc.(8) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 11/24	1,600,000	1,552,544	1,524,640
Hoffmaster Group, Inc.(8), (9) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 11/23	2,666,667	2,640,345	2,668,267
Industrial Services Acquisition, LLC (aka Evergreen/NAIC)(8), (9) Environmental Industries	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 6/22	2,925,000	2,898,235	2,925,000
Kellermeyer Bergensons Services, LLC(8), (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,950,120	1,936,641	1,943,100
Key Safety Systems, Inc.(8), (9) Automotive	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 8/21	1,394,077	1,389,440	1,411,851
Landslide Holdings, Inc.(8), (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 9/22	1,850,467	1,846,044	1,850,467
MB Aerospace ACP Holdings II Corp.(8), (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	1,342,500	1,331,454	1,342,366

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Medrisk, Inc.(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 2/23	$1,985,000	$1,967,461	$1,985,000
MGOC, Inc. (fka Media General, Inc.)(9) Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,417,989	2,419,940	2,417,989
National Home Health Care Corp.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.8% Cash, 1.0% Libor Floor, Due 12/22	1,500,000	1,477,675	1,477,500
National Home Health Care Corp.(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 12/21	3,000,000	2,970,280	2,970,000
Nellson Nutraceutical, LLC(8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,350,684	2,335,796	2,350,449
Nellson Nutraceutical, LLC(8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,066,562	2,052,899	2,066,355
Nielsen & Bainbridge, LLC(8), (9) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.2% Cash, 1.0% Libor Floor, Due 8/20	5,361,360	5,326,136	5,199,447
NM Z Parent Inc. (aka Zep, Inc.)(8), (9) Chemicals, Plastics and Rubber	Senior Secured Loan — 2016 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 6/22	3,447,500	3,459,466	3,481,630
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)(8), (9) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 8.0% Cash, 1.3% Libor Floor, Due 7/20	1,941,336	1,899,875	1,882,707
Onex Carestream Finance LP(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,647,295
Onex Carestream Finance LP(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,750,135	1,753,387	1,704,920
Otter Products, LLC (OtterBox Holdings, Inc.)(8), (9) Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,600,266	2,587,099	2,507,697
PGX Holdings, Inc.(8), (9) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	3,620,714	3,598,052	3,626,381
Playpower, Inc.(8), (9) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,970,000	1,958,956	1,969,606
PrimeLine Utility Services LLC (fka FR Utility Services LLC)(8), (9) Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,935,672	3,904,453	3,937,247
Priority Payment Systems Holdings, LLC(8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/23	4,000,000	3,960,000	3,960,000
PSC Industrial Holdings Corp.(8), (9) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	2,974,300	2,953,559	2,941,583
Q Holding Company (fka Lexington Precision Corporation)(8), (9) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,992,366	2,962,443	2,962,443
Quad-C JH Holdings Inc. (aka Joerns Healthcare)(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,900,079	3,883,565	3,666,075
Ravn Air Group, Inc.(8), (9) Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 7/21	2,421,875	2,412,614	2,324,516
Roscoe Medical, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,666,733	6,499,000
Sandy Creek Energy Associates, L.P.(8), (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,613,239	2,606,016	2,204,921
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8), (9) Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 8/21	$2,709,639	$2,694,201	$2,677,395

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Tank Partners Holdings, LLC(8), (14) Energy: Oil & Gas	Senior Secured Loan — Loan 10.0% Cash, 4.0% PIK, 3.0% Libor Floor, Due 8/19	10,750,808	10,656,975	6,550,311
Terra Millennium Corporation(8), (9) Construction & Building	Senior Secured Loan — First Out Term Loan 7.3% Cash, 1.0% Libor Floor, Due 10/22	4,000,000	3,960,202	3,960,000
TronAir Parent Inc.(8), (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/23	3,960,000	3,923,893	3,959,208
TRSO I, Inc.(8) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 1.0% Libor Floor, Due 12/19	1,000,000	991,495	1,000,000
U.S. Shipping Corp (fka U.S. Shipping Partners LP)(8), (9) Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,392,213	1,391,361	1,312,857
USJ-IMECO Holding Company, LLC(8), (9) Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,679,796	3,669,622	3,497,278
Verdesian Life Sciences, LLC(8), (9) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,766,302	3,733,929	3,641,261
Weiman Products, LLC(8) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/18	916,023	912,479	889,000
Weiman Products, LLC(8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/18	4,567,552	4,550,168	4,432,809
WideOpenWest Finance, LLC(8), (9) Media: Broadcasting & Subscription	Senior Secured Loan — New Term B Loan 4.5% Cash, 1.0% Libor Floor, Due 8/23	2,992,500	2,992,500	3,028,829
WireCo WorldGroup Inc.(8) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 9/24	3,000,000	2,956,358	3,000,000
WireCo WorldGroup Inc. (WireCo WorldGroup Finance LP)(8), (9) Capital Equipment	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 9/23	1,745,625	1,728,771	1,763,780
Total Investment in Debt Securities (122% of net asset value at fair value)		$251,222,570	$249,520,234	$238,343,330

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (8) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$100,549
Aerostructures Holdings L.P.(5), (8) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	1,183,746
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (8) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	532,342
DBI Holding LLC(5), (8) Services: Business	Class A Warrants	3.2%	1	1,000
eInstruction Acquisition, LLC(5), (8) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	811,268
Perseus Holding Corp.(5), (8) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Roscoe Investors, LLC(5), (8) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,169,000
Tank Partners Holdings, LLC(5), (8), (11) Energy: Oil & Gas	Unit	5.8%	980,000	1,000
Tank Partners Holdings, LLC(5), (8) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000
TRSO II, Inc.(5), (8) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,253,450
New Millennium Holdco, Inc. (Millennium Health, LLC)(5),(8) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000
Total Investment in Equity Securities (3% of net asset value at fair value)			$10,389,007	$5,056,355

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment(12)	Percentage Ownership	Amortized Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3), (13)	Subordinated Securities, effective interest 0.1%, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3), (13)	Preferred Shares, effective interest 0.1%, 5/15 maturity	23.1%	1,287,155	369,000
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares, effective interest 30.8%, 4/22 maturity	100%	28,022,646	20,453,099
Trimaran CLO VII, Ltd.(3), (6), (13)	Income Notes, effective interest 47.9%, 6/21 maturity	10.5%	1,643,920	1,195,152
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes, effective interest 3.1%, 12/23 maturity	24.9%	5,919,933	2,819,412
Catamaran CLO 2013- 1 Ltd.(3), (6)	Subordinated Notes, effective interest 14.9%, 1/25 maturity	23.5%	5,237,222	4,918,807
Catamaran CLO 2014-1 Ltd.(3), (6)	Subordinated Notes, effective interest 10.0%, 4/26 maturity	24.9%	7,818,484	4,546,682
Catamaran CLO 2014-2 Ltd.(3), (6)	Subordinated Notes, effective interest 10.9%, 10/26 maturity	24.9%	6,967,560	5,092,087
Dryden 30 Senior Loan Fund(3)	Subordinated Notes, effective interest 36.2%, 11/25 maturity	7.5%	1,343,467	1,895,566
Catamaran CLO 2015-1 Ltd.(3), (6)	Subordinated Notes, effective interest 9.5%, 4/27 maturity	9.9%	4,543,317	3,223,255
Catamaran CLO 2016-1 Ltd.(3), (6)	Subordinated Notes, effective interest 13.9%, 1/29 maturity	24.9%	10,140,000	8,350,290
Total Investment in CLO Subordinated Securities			$75,409,590	$52,864,350

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value(2)
CRMN 2014 – 1A(3), (6)	Float – 04/2026 – E – 14889FAC7, 6.6%, 4/26 maturity	15.1%	$1,441,727	$1,310,000
Total Investment in CLO Rated-Note			$1,441,727	$1,310,000
Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$76,851,317	$54,174,350

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value(2)
Asset Manager Affiliates(8), (10)	Asset Management Company	100%	$55,341,230	$40,198,000
Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$55,341,230	$40,198,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Amortized Cost	Fair Value(2)
JP Morgan Business Money Market Account(7), (8)	Money Market Account	0.1%	$14,268	$14,268
US Bank Money Market Account(8)	Money Market Account	0.1%	28,685,001	28,685,001
Total Investment in Time Deposit and Money Market Accounts (15% of net asset value at fair value)			$28,699,269	$28,699,269
Total Investments(4) (188% of net asset value at fair value)			$420,801,057	$366,471,304

(1)	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2016. As noted in the table above, 93% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.
(2)	Reflects the fair market value of all investments as of December 31, 2016, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $429 million. The aggregate gross unrealized appreciation is approximately $2.1 million, the aggregate gross unrealized depreciation is approximately $65.0 million, and the net unrealized depreciation is approximately $62.9 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(7)	Money market account holding restricted cash and security deposits for employee benefit plans.
(8)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(9)	As of December 31, 2016, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.
(10)	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(11)	Non-voting.
(12)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(13)	Notice of redemption has been received for this transaction.
(14)	Loan or security was on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

SCHEDULE OF INVESTMENTS
As of December 31, 2015

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
1A Smart Start LLC(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$3,000,000	$2,971,523	$2,903,100
4L Technologies Inc. (fka Clover Holdings, Inc.)(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,765,000	2,744,921	2,596,059
Advanced Lighting Technologies, Inc.(9), (10) Consumer goods: Durable	First Lien Bond — 10.5% – 06/2019 – 00753CAE2 10.5% Cash, Due 6/19	3,000,000	3,000,000	2,216,700
Advantage Sales & Marketing Inc.(9) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,002,069	915,700
Alere Inc. (fka IM US Holdings, LLC)(10) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	2,553,466	2,555,910	2,536,179
American Seafoods Group LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,990,000	3,971,219	3,937,332
Anaren, Inc.(9), (10) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,891,210	1,877,288	1,839,202
Aristotle Corporation, The(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,980,000	3,961,696	3,870,152
Asurion, LLC (fka Asurion Corporation)(9), (10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-1 Term Loan 5.0% Cash, 1.3% Libor Floor, Due 5/19	917,632	918,953	862,290
Asurion, LLC (fka Asurion Corporation)(9), (10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	896,048	891,815	821,676
Avalign Technologies, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.3% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	990,643	952,400
Avalign Technologies, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,911,472	2,831,108
Bankruptcy Management Solutions, Inc.(9) Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	682,722	682,722	651,590
BarBri, Inc. (Gemini Holdings, Inc.)(9), (10) Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,731,875	2,723,758	2,542,829
BBB Industries US Holdings, Inc.(9), (10) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,977,500	2,927,766	2,833,985
Bellisio Foods, Inc.(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — U.S. Term B Loans 5.3% Cash, 1.0% Libor Floor, Due 8/19	1,936,011	1,929,952	1,886,836
Bestop, Inc.(9), (10) Automotive	Senior Secured Loan — Revolving Loan 6.3% Cash, 1.0% Libor Floor, Due 7/20	40,000	34,509	36,984

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Bestop, Inc.(9), (10) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	$1,580,000	$1,557,976	$1,460,868
Carolina Beverage Group LLC(9) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,510,560	1,503,752
CCS Intermediate Holdings, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,962,500	2,950,638	2,549,824
Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 3/20	2,979,950	2,974,534	2,912,901
Charter Communications Operating, LLC (aka CCO Safari LLC)(10) Media: Broadcasting & Subscription	Senior Secured Loan — Term I Loan 3.5% Cash, 0.8% Libor Floor, Due 1/23	1,000,000	1,001,223	1,000,420
Checkout Holding Corp. (fka Catalina Marketing)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	985,000	981,284	792,925
CHS/Community Health Systems, Inc.(10) Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	1,994,987	1,992,571	1,967,915
Consolidated Communications, Inc.(10) Telecommunications	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 12/20	2,962,217	2,971,404	2,947,421
CRGT Inc.(9), (10) High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,912,342	3,861,177	3,750,762
Crowley Holdings Preferred, LLC(9) Transportation: Cargo	Preferred Stock — 12.000% – 12/2049 – Series A Income Preferred Securities 10.0% Cash, 2.0% PIK, Due 12/49	10,411,673	10,411,673	11,036,373
Crowne Group, LLC(9), (10) Automotive	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 9/20	3,950,000	3,902,980	3,664,810
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(9) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,013,843	2,827,500
CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,970,075	2,942,705	2,877,260
DBI Holding LLC(9) Services: Business	Senior Unsecured Bond — 09/2019 – PIK Note 0.0% Cash, 16.0% PIK, Due 9/19	4,043,719	3,859,845	4,043,722
DBI Holding LLC(9) Services: Business	Senior Subordinated Bond — 09/2019 – Senior Subordinated Note 12.0% Cash, 4.0% PIK, Due 9/19	4,481,135	4,466,793	4,615,571
DJO Finance LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/20	1,500,000	1,490,906	1,464,375
Drew Marine Group Inc.(9) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,495,491	2,495,000
ELO Touch Solutions, Inc.(9), (10) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.0% Cash, 1.5% Libor Floor, Due 6/18	1,552,326	1,507,787	1,546,893

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
EWT Holdings III Corp. (fka WTG Holdings III Corp.)(9) Environmental Industries	Junior Secured Loan — Term Loan (Second Lien) 8.5% Cash, 1.0% Libor Floor, Due 1/22	$4,000,000	$3,984,890	$3,658,400
Fender Musical Instruments Corporation(9), (10) Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,434,249	1,443,868	1,421,699
FHC Health Systems, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,877,839	3,844,406	3,703,336
First American Payment Systems, L.P.(9) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	2,796,448	2,768,177	2,639,288
Getty Images, Inc.(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,162,867	2,172,647	1,373,421
GI Advo Opco, LLC(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	250,000	247,534	247,500
GI Advo Opco, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	2,750,000	2,722,890	2,722,500
GK Holdings, Inc. (aka Global Knowledge)(9) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,473,884	1,382,550
GK Holdings, Inc. (aka Global Knowledge)(9), (10) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,475,000	2,453,994	2,345,805
Global Tel*Link Corporation(9) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,946,567	2,760,000
Gold Standard Baking, Inc.(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,487,500	2,476,361	2,408,149
Grande Communications Networks LLC(9), (10) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,900,092	3,906,280	3,841,591
Grifols Worldwide Operations Limited(10) Healthcare & Pharmaceuticals	Senior Secured Loan — U.S. Tranche B Term Loan 3.4% Cash, Due 2/21	997,462	995,001	989,732
Grupo HIMA San Pablo, Inc.(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,917,500	2,893,169	2,917,500
Grupo HIMA San Pablo, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,924,146	7,000,000
Gymboree Corporation., The(9), (10) Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,410,511	734,001
Hargray Communications Group, Inc. (HCP Acquisition LLC)(9), (10) Media: Broadcasting & Subscription	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/19	2,895,294	2,878,392	2,893,267
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	3,281,250	3,259,381	3,271,078
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(9), (10) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 6.0% Cash, 1.0% Libor Floor, Due 8/19	1,425,000	1,420,339	1,421,580

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Hoffmaster Group, Inc.(9) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 5/21	$2,000,000	$1,977,018	$1,995,600
Hoffmaster Group, Inc.(9), (10) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 5/20	3,940,000	3,911,276	3,887,480
Hunter Defense Technologies, Inc.(9), (10) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 8/19	2,812,500	2,792,045	2,616,469
Integra Telecom Holdings, Inc.(9), (10) Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,962,386	2,952,620	2,876,477
International Architectural Products, Inc.(7), (9) Metals & Mining	Senior Secured Loan — Term Loan 0.0% Cash, 3.3% PIK, 2.5% Libor Floor, Due 5/15	247,636	228,563	991
Kellermeyer Bergensons Services, LLC(9), (10) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,980,000	1,963,471	1,856,844
Key Safety Systems, Inc.(9), (10) Automotive	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.0% Libor Floor, Due 8/21	1,481,250	1,475,263	1,444,219
Kinetic Concepts, Inc.(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Dollar Term E-1 Loan 4.5% Cash, 1.0% Libor Floor, Due 5/18	2,962,216	2,957,007	2,864,700
Landslide Holdings, Inc. (Crimson Acquisition Corp.)(9), (10) High Tech Industries	Senior Secured Loan — New Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 2/20	3,421,556	3,428,320	3,417,450
MB Aerospace ACP Holdings II Corp.(9), (10) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	1,000,000	990,055	990,000
Medical Specialties Distributors, LLC(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/19	3,920,000	3,894,315	3,918,040
MGOC, Inc. (fka Media General, Inc.)(10) Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,717,813	2,720,620	2,690,635
Nellson Nutraceutical, LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,374,598	2,356,528	2,295,761
Nellson Nutraceutical, LLC(9), (10) Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,092,907	2,076,283	2,023,422
New Millennium Holdco, Inc. (Millennium Health, LLC)(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Closing Date Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	1,016,626	1,016,626	889,548
Nielsen & Bainbrige, LLC(9) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	990,004	982,260	943,870
Nielsen & Bainbrige, LLC(9) Consumer goods: Durable	Junior Secured Loan — Term Loan (Second Lien) 10.3% Cash, 1.0% Libor Floor, Due 8/21	2,091,954	2,065,884	1,956,814
Nielsen & Bainbrige, LLC(9), (10) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	3,785,896	3,755,461	3,609,473

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
NM Z Parent Inc. (aka Zep, Inc.)(9), (10) Chemicals, Plastics and Rubber	Senior Secured Loan — Initial Term Loan 5.8% Cash, 1.0% Libor Floor, Due 6/22	$3,482,500	$3,494,086	$3,359,916
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)(9), (10) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 7.5% Cash, 1.3% Libor Floor, Due 7/20	972,650	965,333	893,865
Onex Carestream Finance LP(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,823,329
Onex Carestream Finance LP(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,856,203	1,861,076	1,681,414
Otter Products, LLC (OtterBox Holdings, Inc.)(9), (10) Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,754,168	2,736,134	2,604,892
PGX Holdings, Inc.(9), (10) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/20	3,818,571	3,788,271	3,813,225
Playpower, Inc.(9), (10) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,990,000	1,976,345	1,907,614
PrimeLine Utility Services LLC (fka FR Utility Services LLC)(9), (10) Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,500,000	3,465,576	3,465,000
PSC Industrial Holdings Corp.(9), (10) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	3,004,650	2,978,349	3,000,744
Quad-C JH Holdings Inc. (aka Joerns Healthcare)(9), (10) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,940,026	3,918,354	3,937,662
Ravn Air Group, Inc.(9), (10) Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,484,375	2,472,795	2,324,381
Roscoe Medical, Inc.(9) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,654,533	6,235,020
Rovi Solutions Corporation/Rovi Guides, Inc.(10) High Tech Industries	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 7/21	2,962,406	2,930,614	2,947,890
Sandy Creek Energy Associates, L.P.(9), (10) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,708,992	2,699,558	1,907,130
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(9), (10) Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.3% Libor Floor, Due 8/21	2,854,780	2,835,003	2,736,307
Sun Products Corporation, The (fka Huish Detergents Inc.)(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Tranche B Term Loan 5.5% Cash, 1.3% Libor Floor, Due 3/20	3,882,654	3,863,759	3,657,460
Tank Partners Holdings, LLC(9) Energy: Oil & Gas	Senior Secured Loan — Loan 6.6% Cash, 3.5% PIK, 3.0% Libor Floor, Due 8/19	10,759,919	10,624,515	8,177,538
TPF II Power, LLC (TPF II Covert Midco, LLC)(9), (10) Utilities: Electric	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 10/21	2,950,953	2,973,524	2,899,311
Trimaran Advisors, L.L.C.(9) Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, Due 11/17	23,000,000	23,000,000	23,000,000

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
TRSO I, Inc.(9) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 11.0% Cash, 1.0% Libor Floor, Due 12/17	$1,000,000	$992,101	$950,300
TWCC Holding Corp.(9), (10) Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 5.8% Cash, 0.8% Libor Floor, Due 2/20	822,470	827,875	822,470
U.S. Shipping Corp (fka U.S. Shipping Partners LP)(9), (10) Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,411,023	1,409,966	1,405,802
USJ-IMECO Holding Company, LLC(9), (10) Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,930,000	3,915,823	3,928,428
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)(10) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Term B Loan 3.8% Cash, 0.8% Libor Floor, Due 6/21	1,688,507	1,692,039	1,685,333
Verdesian Life Sciences, LLC(9), (10) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,981,279	3,937,250	3,784,206
Vestcom International, Inc. (fka Vector Investment Holdings, Inc.)(9), (10) Retail	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 9/21	2,989,755	3,006,198	2,860,598
Weiman Products, LLC(9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	1,106,050	1,099,501	1,105,829
Weiman Products, LLC(9), (10) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 11/18	5,515,079	5,482,956	5,513,976
WireCo WorldGroup Inc.(9) Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	5,000,000	4,975,822	4,067,500
WireCo WorldGroup Inc.(9), (10) Capital Equipment	Senior Unsecured Bond — 9.0% Cash, Due 5/17	3,000,000	3,043,520	2,440,500
Total Investment in Debt Securities (132% of net asset value at fair value)		$299,940,657	$298,308,845	$284,639,244

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(5), (9) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	937,053
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (9) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	568,544
DBI Holding LLC(5), (9) Services: Business	Class A Warrants	3.2%	258,940	4,316,159
eInstruction Acquisition, LLC(5), (9) Services: Business	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	1,338,767
Perseus Holding Corp.(5), (9) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Roscoe Investors, LLC(5), (9) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	863,000
Tank Partners Holdings, LLC(5), (9), (12) Energy: Oil & Gas	Unit	5.8%	980,000	1,000
Tank Partners Holdings, LLC(5), (9) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000
TRSO II, Inc.(5), (9) Energy: Oil & Gas	Common Stock	5.4%	1,500,000	1,074,480
New Millennium Holdco, Inc. (Millennium Health, LLC)(5), (9) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	445,485
Total Investment in Equity Securities (4% of net asset value at fair value)			$10,467,786	$9,548,488

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment(13)	Percentage Ownership	Amortized Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3)	Subordinated Securities, effective interest 9.6%, 1/21 maturity	22.2%	$2,484,943	$280,164
Katonah III, Ltd.(3)	Preferred Shares, effective interest N/M, 5/15 maturity	23.1%	1,373,132	400,000
Katonah IX CLO Ltd(3), (6), (14)	Preferred Shares, effective interest 2.2%, 1/19 maturity	6.9%	1,140,057	105,000
Katonah X CLO Ltd(3), (6), (14)	Subordinated Securities, effective interest 12.8%, 4/20 maturity	33.3%	7,637,499	1,000,000
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares, effective interest 27.0%, 4/22 maturity	100%	24,312,424	20,295,677
Trimaran CLO VII, Ltd.(3), (6)	Income Notes, effective interest 50.8%, 6/21 maturity	10.5%	1,375,013	1,647,272
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes, effective interest 2.8%, 12/23 maturity	24.9%	6,791,980	3,312,940
Catamaran CLO 2013-1 Ltd.(3), (6)	Subordinated Notes, effective interest 12.9%, 1/25 maturity	23.5%	6,256,090	5,639,106
Catamaran CLO 2014-1 Ltd.(3), (6)	Subordinated Notes, effective interest 8.4%, 4/26 maturity	24.9%	8,928,790	5,846,325
Dryden 30 Senior Loan Fund(3)	Subordinated Notes, effective interest 29.4%, 11/25 maturity	7.5%	1,592,303	1,634,647
Catamaran CLO 2014-2 Ltd.(3), (6)	Subordinated Notes, effective interest 8.8%, 10/26 maturity	24.9%	8,024,168	5,751,600
Catamaran CLO 2015-1 Ltd.(3), (6)	Subordinated Notes, effective interest 10.1%, 4/27 maturity	24.0%	11,869,751	8,789,651
Total Investment in CLO Subordinated Securities			81,786,150	54,702,382

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value(2)
Catamaran CLO 2014-1 Ltd.(3), (6)	Float – 04/2026 – E – Par Value of 1,525,000 6.1% Cash, 4/26 maturity	15%	1,428,797	1,170,000
Total Investment in CLO Rated-Note			1,428,797	1,170,000
Total Investment in CLO Fund Securities (26% of net asset value at fair value)			83,214,947	55,872,382

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value(2)
Asset Manager Affiliates(9), (11)	Asset Management Company	100%	56,591,230	57,381,000
Total Investment in Asset Manager Affiliates (27% of net asset value at fair value)			56,591,230	57,381,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Amortized Cost	Fair Value(2)
JP Morgan Business Money Market Account(8), (9)	Money Market Account	0.10%	$249,247	$249,247
US Bank Money Market Account(9)	Money Market Account	0.02%	1,880,134	1,880,134
Total Investment in Time Deposit and Money Market Accounts (1% of net asset value at fair value)			2,129,381	2,129,381
Total Investments(4) (190% of net asset value at fair value)			$450,712,189	$409,570,495

(1)	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2015. As noted in the table above, 77% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.
(2)	Reflects the fair market value of all investments as of December 31, 2015, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $471 million. The aggregate gross unrealized appreciation is approximately $7.0 million, the aggregate gross unrealized depreciation is approximately $68.2 million, and the net unrealized depreciation is approximately $61.2 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
(7)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Money market account holding restricted cash and security deposits for employee benefit plans.
(9)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(10)	As of December 31, 2015, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.
(11)	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(12)	Non-voting.
(13)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(14)	Notice of redemption has been received for this transaction.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS
($ per share)

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Per Share Data:
Net asset value, at beginning of period	$5.82	$6.94	$7.51	$7.85	$7.85
Net investment income(1)	0.50	0.65	0.59	0.62	0.65
Net realized losses from investment transactions(1)	(0.17)	(0.17)	(0.30)	(0.37)	(0.12)
Realized losses from extinguishments of debt(1)	—	(0.01)	(0.02)	(0.02)	—
Net change in unrealized (depreciation)/appreciation of investments(1)	(0.36)	(0.97)	0.17	0.31	0.39
Net (decrease)/increase in net assets resulting from operations	(0.03)	(0.50)	0.44	0.54	0.92
Net decrease in net assets resulting from distributions:
Distribution of ordinary income	(0.40)	(0.63)	(0.78)	(0.62)	(0.65)
Return of capital	(0.19)	—	(0.22)	(0.43)	(0.29)
Net decrease in net assets resulting from stockholder distributions	(0.59)	(0.63)	(1.00)	(1.05)	(0.94)
Net increase/(decrease) in net assets relating to capital share transactions
Offering of common stock	—	—	0.02	0.14	—
Common stock withheld for payroll taxes upon vesting of restricted stock	0.01	—	—	—	—
Dividend reinvestment plan	(0.01)	—	—	0.02	0.02
Stock based compensation	0.04	0.01	(0.03)	0.01	—
Net increase (decrease) in net assets relating to capital share transactions	0.04	0.01	(0.01)	0.17	0.02
Net asset value, end of period	$5.24	$5.82	$6.94	$7.51	$7.85
Total net asset value return(2)	0.2%	(7.2)%	5.7%	9.1%	11.9%
Ratio/Supplemental Data:
Per share market value at beginning of period	$4.07	$6.82	$8.07	$9.19	$6.31
Per share market value at end of period	$3.98	$4.07	$6.82	$8.07	$9.19
Total market return(3)	12.3%	(31.2)%	(3.1)%	(0.7)%	60.5%
Shares outstanding at end of period	37,178,294	37,100,005	36,775,127	33,332,123	26,470,408
Net assets at end of period	$194,924,925	$216,100,470	$255,316,701	$250,369,693	$207,875,659
Portfolio turnover rate(4)	34.3%	32.5%	45.8%	45.5%	39.2%
Average par debt outstanding	$189,836,675	$224,498,433	$196,622,077	$150,828,586	$80,758,743
Asset coverage ratio	205%	202%	211%	226%	305%
Ratio of net investment income to average net assets(5)	9.0%	9.8%	7.9%	7.8%	8.3%
Ratio of total expenses to average net assets(5)	8.6%	8.6%	8.2%	7.5%	7.2%
Ratio of interest expense to average net assets(5)	4.4%	4.7%	4.5%	3.9%	3.4%
Ratio of non-interest expenses to average net assets(5)	4.2%	3.9%	3.7%	3.6%	3.7%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Total net asset value return (not annualized) equals the change in the net asset value per share over the beginning of period net asset value per share plus distributions, divided by the beginning net asset value per share.
(3)	Total market return equals the change in the ending market price over the beginning of period price per share plus distributions, divided by the beginning price.
(4)	Not annualized. Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
(5)	Annualized

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

As of December 31, 2016, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., and Trimaran Advisors Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $3.0 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investments in the CLO Funds they manage; however, KCAP holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

In addition, in accordance with Regulation S-X promulgated by the SEC, additional financial information with respect to one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”), is required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO (pursuant to Rule 3-09), immediately follows these consolidated financial statements. Summarized financial information regarding Katonah X CLO (pursuant to Rule 4-08 (g)) is set forth in Note 5.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the year ended December 31, 2016, the Company provided approximately $76.7 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of December 31, 2016, the Company held loans it made to 96 investee companies with aggregate principal amounts of approximately $246.7 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the year ended December 31, 2016, the Company did not engage in any such or similar activities.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. We have adopted ASU 2014-15, and there was no material impact on our financial statements.

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

The following table presents the impact of the Accounting Standards Update 2015-03 on our Consolidated Balance Sheet at December 31, 2015:

CONSOLIDATED BALANCE SHEET

	As of December 31, 2015
	As originally reported	Impact of adoption	Balance Sheet after adjustment
ASSETS
Other assets	$4,603,855	$(4,037,644)	$566,211
LIABILITIES
Notes issued by KCAP Senior Funding I, LLC	$144,442,405	$(3,126,009)	$141,316,396
7.375% Notes Due 2019	$41,400,000	$(890,344)	$40,509,656
Convertible Notes	$19,299,000	$(21,291)	$19,277,709

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other US GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Management is still evaluating the effect of the new standard.

In March 2016, the FASB issued ASU 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15 2016, and interim periods within those annual periods. Early adoption is permitted. We do not expect to adopt ASU 2016-09 early. Management is still evaluating the effect of the new standard.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Restricted Cash (“ASU 2016-18”) which requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, and entities will be required to apply the guidance retrospectively when adopted. Management is still evaluating the effect of the new standard.

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

The Company utilizes an independent valuation firm to provide an annual third-party review of the Company’s CLO Securities fair value model relative to its functionality, model inputs and calculations as a reasonable method to determine fair values of CLO Securities, in the absence of Level I or Level II trading activity or observable market inputs. The independent valuation firm’s 2016 annual review concluded that the Company’s model appropriately factors in all the necessary inputs required to build an equity cash flow model for CLO Securities fair for value purposes and that the inputs were being employed correctly.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Interest Income.  Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due, or such loans become current. As of December 31, 2016, two of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due. As of December 31, 2015, there was one issuer on non-accrual status.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE  – (continued)

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2016, 2015, and 2014:

	For the Years ended December 31,
	2016	2015	2014
Net (decrease)/increase in net assets resulting from operations	$(1,039,731)	$(18,634,558)	$15,033,594
Net increase/(decrease) in net assets allocated to unvested share awards	14,520	332,869	(201,239)
Net (decrease)/increase in net assets available to common stockholders	$(1,025,211)	$(18,301,689)	$14,832,355
Weighted average number of common shares outstanding for basic shares computation	37,149,663	36,964,444	34,248,346
Effect of dilutive securities – stock options	—	—	11,631
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,149,663	36,964,444	34,259,977
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$(0.03)	$(0.50)	$0.44
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$(0.03)	$(0.50)	$0.43

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

There were 50,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the year ended December 31, 2016. Since the effects are anti-dilutive for both periods, the options were not included in the computation. For the year ended December 31, 2016 and 2015, the company purchased 67,654 and 36,348 shares, respectively, of common stock in connection with the vesting of employee’s restricted stock, such shares are treated as treasury shares and reduce the weighted average shares outstanding in the computation of earnings per share. For the year ended December 31, 2014, options to purchase 11,631 shares of common stock was included in the computation of diluted earnings per share.

The Company’s Convertible Notes were included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method” for periods when the Convertible Notes were outstanding. Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the year ended December 31, 2015, the effects of the Convertible Notes are anti-dilutive. The Convertible Notes matured and were repaid in March 2016.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2016 and December 31, 2015:

Security Type	December 31, 2016			December 31, 2015
	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Money Market Accounts(2)	$28,699,269	$28,699,269	8%	$2,129,381	$2,129,381	1%
Senior Secured Loan	207,701,078	200,322,152	55	203,819,074	194,123,223	46
Junior Secured Loan	37,251,776	35,444,440	10	40,221,557	37,591,900	9
Senior Unsecured Loan	—	—	—	23,000,000	23,000,000	6
First Lien Bond	3,060,919	1,089,338	—	3,000,000	2,216,700	1
Senior Subordinated Bond	—	—	—	4,466,793	4,615,569	1
Senior Unsecured Bond	—	—	—	11,879,187	10,551,724	3
Senior Secured Bond	1,506,461	1,487,400	—	1,510,560	1,503,755	—
CLO Fund Securities	76,851,317	54,174,350	15	83,214,947	55,872,382	14
Equity Securities	10,389,007	5,056,355	1	10,467,787	9,548,488	2
Preferred Securities	—	—	—	10,411,673	11,036,373	3
Asset Manager Affiliates(3)	55,341,230	40,198,000	11	56,591,230	57,381,000	14
Total	$420,801,057	$366,471,304	100%	$450,712,189	$409,570,495	100%

(1)	Represents percentage of total portfolio at fair value.
(2)	Includes restricted cash held under employee benefit plans.
(3)	Represents the equity investment in the Asset Manager Affiliates.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The industry related information, based on the fair value of the Company’s investment portfolio as of December 31, 2016 and December 31, 2015 for the Company’s investment portfolio was as follows:

Industry Classification	December 31, 2016			December 31, 2015(2)
	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$8,394,633	$8,450,106	2%	$6,910,349	$6,383,724	1%
Asset Management Company(2)	55,341,230	40,198,000	11	56,591,230	57,381,000	14
Related Party Loan	—	—	—	23,000,000	23,000,000	6
Automotive	6,322,551	6,196,154	2	9,898,494	9,440,866	2
Banking, Finance, Insurance & Real Estate	6,805,514	6,782,010	2	6,270,984	6,008,587	1
Beverage, Food and Tobacco	15,198,830	14,703,372	4	17,334,746	16,882,750	4
Capital Equipment	6,185,129	5,575,048	2	9,519,342	7,846,767	2
Chemicals, Plastics and Rubber	6,421,909	6,444,073	2	3,494,086	3,359,916	1
CLO Fund Securities	76,851,317	54,174,350	15	83,214,947	55,872,382	14
Construction & Building	5,919,158	5,929,606	2	1,976,345	1,907,614	—
Consumer goods: Durable	12,319,905	10,118,736	3	13,983,607	12,753,455	3
Consumer goods: Non-durable	14,766,390	14,452,096	4	20,124,355	19,646,576	5
Ecological	1,741,292	1,760,783	—	—	—	—
Energy: Oil & Gas	14,493,835	8,805,761	2	14,281,821	10,204,318	2
Energy: Electricity	3,904,453	3,937,247	1	3,465,576	3,465,000	1
Environmental Industries	12,279,924	12,185,239	3	13,735,492	13,179,657	3
Forest Products & Paper	4,192,889	4,192,907	1	5,888,294	5,883,080	1
Healthcare & Pharmaceuticals	58,769,668	53,594,534	15	58,649,512	55,417,827	13
High Tech Industries	9,854,093	9,936,109	3	11,727,898	11,662,995	3
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	—
Media: Advertising, Printing & Publishing	11,712,682	11,453,447	3	11,167,950	10,340,449	3
Media: Broadcasting & Subscription	8,273,174	8,372,984	2	7,428,110	7,406,792	2
Metals & Mining	—	—	—	228,563	991	—
Retail	1,415,457	759,581	—	4,416,709	3,594,599	1
Services: Business	16,125,481	16,230,486	4	18,206,668	21,022,801	5
Services: Consumer	6,212,108	6,204,889	2	6,512,029	6,356,054	2
Telecommunications	12,809,799	12,767,823	3	13,776,871	12,425,489	3
Time Deposit and Money Market Accounts(3)	28,699,269	28,699,269	8	2,129,381	2,129,381	1
Transportation: Cargo	7,557,315	7,190,135	2	18,232,953	18,865,603	5
Transportation: Consumer	2,412,614	2,324,516	1	2,472,795	2,324,381	1
Utilities: Electric	5,420,438	5,031,043	1	5,673,082	4,806,441	1
Total	$420,801,057	$366,471,304	100%	$450,712,189	$409,570,495	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.
(3)	Includes restricted cash held under employee benefit plans.

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

At December 31, 2016 and December 31, 2015, the total amount of non-qualifying assets was approximately 17% and 18% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 14% and 13% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% and 13% of its total assets on such dates, respectively).

The following tables detail the ten largest portfolio investments (at fair value) as of December 31, 2016:

Investment	December 31, 2016
	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$55,341,230	$40,198,000	11%
US Bank Money Market Account	28,685,001	28,685,001	8
Katonah 2007-I CLO Ltd.	28,022,646	20,453,099	6
Grupo HIMA San Pablo, Inc.	9,828,619	9,113,125	2
Catamaran CLO 2016-1 Ltd.	10,140,000	8,350,290	2
Tank Partners Holdings, LLC	11,822,180	6,552,311	2
Roscoe Medical, Inc.	6,666,733	6,499,000	2
Weiman Products, LLC	5,462,647	5,321,809	1
Nielsen & Bainbridge, LLC	5,326,136	5,199,447	1
Catamaran CLO 2014-2 Ltd.	6,967,560	5,092,087	1
Total	$168,262,752	$135,464,169	36%

Investment	December 31, 2015
	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$56,591,230	$57,381,000	14%
Trimaran Advisors, L.L.C.	23,000,000	23,000,000	6
Katonah 2007-I CLO Ltd.	24,312,424	20,295,677	5
DBI Holding, LLC	8,585,578	12,975,447	3
Crowley Holdings Preferred, LLC	10,411,673	11,036,373	3
Grupo HIMA San Pablo, Inc.	9,817,315	9,917,500	2
Catamaran CLO 2015-1 Ltd.	11,869,751	8,789,651	2
Tank Partners Holdings, LLC	10,624,515	8,177,538	2
Weiman Products, LLC	6,582,457	6,619,805	2
Nielsen & Bainbrige, LLC	6,803,605	6,510,157	2
Total	$168,598,548	$164,703,148	41%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 13% and 19% of the total fair value of the Company’s investments at December 31, 2016 and December 31, 2015, respectively.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

In December 2016, the Company purchased $10.1 million of the par value of the Subordinated Notes of Catamaran 2016-1 CLO (“Catamaran 2016-1”) managed by Trimaran Advisors.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds and are paying all senior and subordinate management fees to the Asset Manager Affiliates. With the exception of Katonah III, Ltd. and Grant Grove CLO, Ltd. (which have been called), all third-party managed CLO Funds are making distributions to the Company.

Fair Value Measurements

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 — “Significant Accounting Policies — Investments”).

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of December 31, 2016 and December 31, 2015, respectively:

	As of December 31, 2016			Total
	Level I	Level II	Level III
Money market accounts	$—	$28,699,269	$—	$28,699,269
Debt securities	—	84,601,585	153,741,745	238,343,330
CLO fund securities	—	—	54,174,350	54,174,350
Equity securities	—	—	5,056,355	5,056,355
Asset Manager Affiliates	—	—	40,198,000	40,198,000
Total	$—	$113,300,854	$253,170,450	$366,471,304

	As of December 31, 2015			Total
	Level I	Level II	Level III
Money market accounts	$—	$2,129,381	$—	$2,129,381
Debt securities	—	101,238,779	183,400,465	284,639,244
CLO fund securities	—	—	55,872,382	55,872,382
Equity securities	—	445,485	9,103,003	9,548,488
Asset Manager Affiliates	—	—	57,381,000	57,381,000
Total	$—	$103,813,645	$305,756,850	$409,570,495

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

	Year Ended December 31, 2016
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2015	$183,400,465	$55,872,382	$9,103,003	$57,381,000	$305,756,850
Transfers out of Level III(1)	(14,855,471)	—	—	—	(14,855,471)
Transfers into Level III(2)	22,107,141	—	445,485	—	22,552,626
Net accretion	318,999	(2,192,069)	—	—	(1,873,070)
Purchases	33,641,315	10,140,000	180,161	—	43,961,476
Sales/Paydowns/Return of Capital	(66,559,349)	(4,200,000)	(4,743,682)	(1,250,000)	(76,753,031)
Total realized gain/(loss) included in earnings	(366,924)	(10,111,560)	4,484,742	—	(5,993,742)
Total unrealized gain (loss) included in earnings	(3,944,431)	4,665,597	(4,413,354)	(15,933,000)	(19,625,188)
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$253,170,450
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,969,509)	$4,665,597	$(4,413,354)	$(15,933,000)	$(22,650,266)

(1)	Transfers out of Level III represent a transfer of $14,855,471 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2016.
(2)	Transfers into Level III represent a transfer of $22,107,141 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2016.

	Year Ended December 31, 2015
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2014	$171,018,343	$77,514,902	$8,119,681	$72,326,000	$328,978,926
Transfers out of Level III(1)	(30,472,595)	—	—	—	(30,472,595)
Transfers into Level III(2)	34,013,134	—	—	—	34,013,134
Net accretion	300,255	(9,507,048)	—	—	(9,206,793)
Purchases	990,000	11,952,000	—	—	12,942,000
Sales/Paydowns/Return of Capital	—	(3,872,700)	(317,340)	(3,701,446)	(7,891,486)
Total realized gain included in earnings	99,145	(6,246,883)	3,015	—	(6,144,723)
Total unrealized gain (loss) included in earnings	7,452,183	(13,967,889)	1,297,647	(11,243,554)	(16,461,613)
Balance, December 31, 2015	$183,400,465	$55,872,382	$9,103,003	$57,381,000	$305,756,850
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(7,109,531)	$(20,760,499)	$1,297,647	$(11,243,554)	$(23,254,223)

(1)	Transfers out of Level III represent a transfer of $30,472,595 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2015.
(2)	Transfers into Level III represent a transfer of $34,013,134 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2015.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

As of December 31, 2016, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $113,300,854 as of December 31, 2016.

As of December 31, 2016, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 7,639,648	Enterprise Value	Average EBITDA Multiple	5.3x
	$ 146,102,097	Income Approach	Implied Discount Rate	5.6% – 21.5% (9.15)%
Equity Securities	$ 5,050,355	Enterprise Value	Average EBITDA Multiple/WAAC	4.8x/7.4% – 14.1x/13.9% (9.3x/12.0)%
	$ 6,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	$ 45,824,290	Discounted Cash Flow	Discount Rate	11.8% – 13.0% (13.0)%
			Probability of Default	2.0% – 2.5% (2.0)%
			Loss Severity	25.0% – 25.9% (25.9)%
			Recovery Rate	74.1% – 75% (74.2)%
			Prepayment Rate	25.0% – 29.1% (25.1)%
	$ 8,350,290	Market Approach	3rd Party Quote	82.35% (82.35)%
Asset Manager Affiliate	$ 40,198,000	Discounted Cash Flow	Discount Rate	2.5% – 13.0% (7.6)%
Total Level III Investments	$ 253,170,450

(1)	The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

As of December 31, 2015, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 2,216,700	Enterprise Value	Average EBITDA Multiple	7.2x
	$ 181,182,774	Income Approach	Implied Discount Rate	4.9% – 27.1% (10.46)%
	$ 991	Options Value	Qualitative Inputs[1]
Equity Securities	$ 9,100,003	Enterprise Value	Average EBITDA Multiple/WAAC	4.8x/6.9% – 12.9x/13.4% (6.8x/12.0)%
	$ 3,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	$ 55,872,382	Discounted Cash Flow	Discount Rate	11.3% – 15.0% (14.9)%
			Probability of Default	2.0% – 2.5% (2.1)%
			Loss Severity	25.0% – 25.9% (25.7)%
			Recovery Rate	74.1% – 75% (74.3)%
			Prepayment Rate	7.9% – 32.0% (25.3)%
Asset Manager Affiliate	$ 57,381,000	Discounted Cash Flow	Discount Rate	2.4% – 15.0% (8.6)%
Total Level III Investments	$ 305,756,850

(1)	The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2016, the Asset Manager Affiliates had approximately $3.0 billion of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $40.2 million, respectively.

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

For the years ended December 31, 2016, 2015, and 2014, the Asset Manager Affiliates declared cash distributions of $2.7 million, $9.1 million, and $11.9 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $1.4 million, $5.3 million, and $5.5 million of Dividends from Asset Manager Affiliates in the Statement of Operations in 2016, 2015, and 2014, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

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

The Asset Manager Affiliates’ fair value is determined quarterly. The valuation is primarily determined utilizing a discounted cash flow model. See Note 2 — “Significant Accounting Policies” and Note 4 — “Investments” for further information relating to the Company’s valuation methodology.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for VIEs and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their management fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015, early adoption was permitted. The Asset Manager Affiliates adopted ASU 2015-2 in 2016 which resulted in the deconsolidation of the CLO Funds. Prior year amounts have been restated to reflect the retrospective adoption of ASU 2015-2.

In accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to the Asset Manager Affiliates and with respect to two of the CLO Funds in which the Company had an investment, Katonah 2007-I CLO and Katonah X CLO are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates and Katonah 2007-I CLO (pursuant to Rule 3-09) immediately follow these financial statements. The additional information regarding Katonah X CLO (pursuant to Rule 4-08(g)) is set forth below. This additional financial information regarding the Asset Manager Affiliates, Katonah 2007-1 CLO and Katonah X CLO does not directly impact the financial position, results of operations, or cash flows of the Company

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

Katonah X CLO Ltd.

Summarized Balance Sheet Information

	As of December 31, 2016	As of December 31, 2015
Cash	—	198,102
Receivable for investments sold	—	4,178,443
Total assets	—	4,816,030
CLO Debt at fair value(1)	—	3,000,000
Total liabilities	—	4,816,030

(1)	Includes subordinated securities of approximately $3.0 million as of December 31, 2015.

Katonah X CLO Ltd.

Summarized Statements of Operations Information

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Interest income from investments	$—	$7,619,817	$12,441,502
Total income	—	7,823,471	13,170,483
Interest expense	—	10,194,889	8,945,449
Total expenses	—	16,241,895	13,136,542
Net realized and unrealized losses	—	1,383,719	(10,998,445)
Decrease in net assets resulting from operations	—	(7,034,705)	(10,964,505)

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At December 31, 2016 there were no loans outstanding under the Trimaran Credit Facility. At December 31, 2015 the par value of the outstanding loan was $23 million. For the years ended December 31, 2016 and 2015, the Company recognized interest income of approximately $1.8 million and $1.7 million, respectively, related to the Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2016	As of December 31, 2015
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2016 – $2,286,425 and $2,459,156, respectively; 2015 – $2,907,595 and $3,126,009, respectively)	142,604,419	141,316,396
7.375% Notes Due 2019 (net of offering costs of: 2016 – $550,774; 2015 – $890,344)	$32,980,151	$40,509,656
Convertible Notes, due March 15, 2016 (net of offering costs of: 2015 – $21,291)	—	19,277,709
	$175,584,570	$201,103,761

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2016 were 3.9% and 6.7 years, respectively, and as of December 31, 2015 were 4.08% and 6.8 years, respectively.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

The secured notes (the “KCAP Senior Funding I Secured Notes”) were issued as Class A senior secured floating rate notes which have an initial face amount of $77,250,000, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B senior secured floating rate notes which have an initial face amount of $9,000,000, are rated AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus the 3.25%, Class C secured deferrable floating rate notes which have an initial face amount of $10,000,000, are rated A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D secured deferrable floating rate notes which have an initial face amount of $9,000,000, are rated BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated notes of the Issuer (the “KCAP Senior Funding I Subordinated Notes”), which have an initial face amount of $34,750,000. The KCAP Senior Funding I Subordinated Notes do not bear interest and are not rated. Both the KCAP Senior Funding I Secured Notes and the KCAP Senior Funding I Subordinated Notes have a stated maturity on the payment date occurring on July 20, 2024, and are subject to a two year non-call period. The Issuer has a four year reinvestment period. The stated interest rate re-sets on a quarterly basis based upon the then-current level of the benchmark three-month LIBOR.

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

The Additional Issuance Offered Securities were issued as Class A-2 senior secured floating rate notes which have an initial face amount of $30,900,000, have a rating of AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at the three-month LIBOR plus 1.50%, Class B-2 senior secured floating rate notes which have an initial face amount of $3,600,000, a rating of AA (sf)/Aa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 3.25%, Class C-2 secured deferrable floating rate notes which have an initial face amount of $4,000,000, a rating of A (sf)/A2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 4.25%, and Class D-2 secured deferrable floating rate notes which have an initial face amount of $3,600,000, a rating of BBB (sf)/Baa2 (sf) by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest at three-month LIBOR plus 5.25%. The Depositor retained all of the subordinated Additional Issuance Securities of the Issuer (the “Additional Issuance Subordinated Notes”), which have an initial face amount of $13,900,000. The Additional Issuance Subordinated Notes do not bear interest and are not rated. The Additional Issuance Securities have a stated maturity date of July 20, 2024 and are subject to a non-call period until the payment date on the Additional Issuance Securities occurring in July 2015. The Issuer has a reinvestment period to and including the payment date on the Additional Issuance Securities occurring in July 2017, or such earlier date as is provided in the indenture relating to the Additional Issuance Securities. In connection with the Additional Issuance Offered Securities, the Company incurred issuance costs and OID costs of approximately $679,000 and $896,000, respectively.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, there were 77 investments in portfolio companies with a total fair value of approximately $190.4 million plus cash of $8.5 million, collateralizing the secured notes of the Issuer. At December 31, 2016, there were unamortized issuance costs of approximately $2.5 million, and unamortized original issue discount, (“OID”) of approximately $2.3 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the years ended December 31, 2016, 2015, and 2014, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $5.6 million, $5.0 million and $3.8 million, respectively, consisting of stated interest expense of approximately $4.4 million, $3.8 million and $2.8 million, respectively, accreted discount of approximately $621,000, $605,000 and $450,000, respectively, and deferred debt issuance costs of approximately $667,000, $649,000 and $525,000, respectively. As of December 31, 2016 the stated interest charged under the securitization was based on current three month LIBOR at the reset date, which was 0.88%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate(1)	LIBOR Spread (basis points)	Interest Expense(1)
KCAP Senior Funding LLC Class A Notes	2.38%	150	$2,573,970
KCAP Senior Funding LLC Class B Notes	4.13%	325	520,380
KCAP Senior Funding LLC Class C Notes	5.13%	425	718,200
KCAP Senior Funding LLC Class D Notes	6.13%	525	772,380
Total			$4,584,930

(1)	Stated Interest Rate (and thus periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$108,150,000	$12,600,000	$14,000,000	$12,600,000
Moody's Rating (sf)	“Aaa”	“Aa2”	“A2”	“Baa2”
Standard & Poor's Rating (sf)	“AAA”	“AA”	“A”	“BBB”
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

(1)	Three month LIBOR, which was .88% as of the last reset date.

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of December 31, 2016
	Principal Amount	Carrying Value	Fair Value
KCAP Senior Funding LLC Class A Notes	$108,150,000	$104,666,900	$107,338,875
KCAP Senior Funding LLC Class B Notes	12,600,000	12,194,202	12,615,750
KCAP Senior Funding LLC Class C Notes	14,000,000	13,549,113	14,000,000
KCAP Senior Funding LLC Class D Notes	12,600,000	12,194,204	12,379,500
Total	$147,350,000	$142,604,419	$146,334,125

Fair Value of KCAP Senior Funding I.  The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount and offering costs of approximately $4.7 million and $6.0 million, respectively. The fair value of the KCAP Senior Funding I Notes was approximately $146.3 million and $143.8 million at December 31, 2016 and 2015, respectively. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2016, the Company was in compliance with all of its debt covenants.

For the years ended December 31, 2016, 2015 and 2014, interest expense related to the 7.375% Notes Due 2019 was approximately $2.9 million, $3.1 million and $3.1 million, respectively.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $551,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

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

During the fourth quarter of 2016, approximately $469,000 par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,006.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. For the years ended December 31, 2016 and 2015, the fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $34.2 million and $41.1 million, respectively. The fair value was determined based on the closing price on December 31, 2016 and 2015 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820 Fair Value.

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

For the years ended the years ended December 31, 2016, 2015, and 2014, interest expense related to the Convertible Notes was $378,000, $3.1 million and $4.1 million, respectively.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at calendar years ended December 31, 2016 and 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital distributions and non-deductible expenses, as follows:

	Year Ended December 31,
	2016	2015
Capital in excess of par value	$(10,491,016)	$(2,850,376)
Accumulated undistributed net investment income	$10,587,127	$2,744,870
Accumulated net realized losses	$(96,111)	$105,506

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net decrease in net assets resulting from operations	$(1,039,731)	$(18,634,558)
Net change in unrealized appreciation from investments	13,188,048	36,169,870
Net realized losses	6,341,678	6,647,477
Book tax differences on CLO equity investments	(3,193,602)	(991,297)
Other book tax differences	(534,714)	142,721
Taxable income before deductions for distributions	$14,761,679	$23,334,213
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.40	$0.63

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For years ended

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME  – (continued)

the years ended December 31, 2016, 2015, and 2014, the Asset Manager Affiliates declared cash distributions of approximately $2.7 million $9.1 million, and $11.9 million to the Company, respectively. The Company recognized approximately $1.4 million, $5.3 million, and $5.5 million, respectively, of dividends from Asset Manager Affiliates in the Statement of Operations for the years ended the years ended December 31, 2016, 2015, and 2014. The difference of $1.3 million, $3.8 million, and $6.4 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the years ended the years ended December 31, 2016, 2015, and 2014, respectively.

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

	Year Ended December 31,
	2016	2015	2014
Distributions paid from:
Ordinary income	$14,761,679	$22,985,978	$26,807,154
Return of Capital	7,307,578	—	7,972,633
Total	$22,069,257	$22,985,978	$34,779,787

As of December 31, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2016	2015
Distributable ordinary income	$—	$348,235
Capital loss carryforward	$(91,050,249)	$(83,133,721)
Other temporary differences	$(1,059,735)	$(1,609,485)
Net unrealized depreciation	$(66,741,029)	$(61,838,068)

At December 31, 2016, the Company had a net capital loss carryforward of approximately $91.1 million to offset net capital gains, to the extent provided by federal tax law. $0.6 million of net capital loss carryforward expired in 2016. $13.5 million and $17.9 million of net capital loss carryforward is subject to expiration in 2017 and 2018, respectively. $59.7 million of the net capital loss carryforward is not subject to expiration under the RIC Modernization Act of 2010.

On December 14, 2016, the Company’s Board of Directors declared a distribution to shareholders of $0.12 per share for a total of approximately $4.4 million. The record date was January 6, 2017 and the distribution was paid on January 27, 2017.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2016 and December 31, 2015, the Company had $565,000 and $360,000 commitments to fund investments, respectively.

9. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2016 and December 31, 2015, the Company issued 174,396 and 175,922 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2016, the Company issued 6,000 shares of restricted stock, 34,453 shares were forfeited, and 260,607 shares vested. On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses. The total number of shares of the Company’s common stock outstanding as of December 31, 2016 and 2015 was 37,178,294 and 37,100,005, respectively. During the year ended December 31, 2016, the Company repurchased 67,654 shares at an aggregate cost of approximately $248,000 in connection with the vesting of restricted stock awards.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2015 through December 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2015	50,000	$7.72
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2015	50,000	$7.72
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2016	50,000	$—	2.4	$—
Total vested at December 31, 2016	50,000	$7.72	2.4

(1)	Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the years ended December 31, 2016, 2015 and 2014 the Company did not recognize any non-cash compensation expense related to stock options. At December 31, 2016, the Company had no remaining compensation costs related to unvested stock based awards.

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

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the years ended December 31, 2016 and 2015, the Company repurchased 67,654 and 36,348 shares, respectively, of common stock at an aggregate cost of approximately $248,000 and $220,000, respectively, in connection with the

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY INCENTIVE PLAN  – (continued)

vesting of employee’s restricted stock, which is reflected as Treasury Stock at cost on the Consolidated Balance Sheet. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2015 through December 31, 2016 is as follows:

Non-Vested Restricted Shares
Non-vested shares outstanding at January 1, 2015	619,785
Granted	196,166
Vested	(104,550)
Forfeited	(10,862)
Non-vested shares outstanding at December 31, 2015	700,539
Granted	6,000
Vested	(260,607)
Forfeited	(34,453)
Non-vested shares outstanding at December 31, 2016	411,479

For the year ended December 31, 2016, non-cash compensation expense related to restricted stock was approximately $1.6 million; of this amount approximately $659,000 was expensed at the Company and approximately $909,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2015, non-cash compensation expense related to restricted stock was approximately $1.6 million; of this amount approximately $676,000 was expensed at the Company and approximately $897,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2014, non-cash compensation expense related to restricted stock was approximately $1.1 million; of this amount approximately $534,000 was expensed at the Company and approximately $589,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2016 and 2015, the Company had approximately $1.8 million and $3.6 million of total unrecognized compensation cost related to non-vested restricted share awards, respectively. That cost is expected to be recognized over the remaining weighted average period of 1.5 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $19,000, $25,000 and $38,000 was expensed during the years ended December 31, 2016, 2015, and 2014, respectively, related to the 401K Plan.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER EMPLOYEE COMPENSATION  – (continued)

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $184,000, $151,000 and $244,000 was expensed during the years ended December 31, 2016, 2015, and 2014, respectively, related to the Profit-Sharing Plan.

12. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Total interest and related portfolio income	$9,510,321	$9,579,400	$9,018,789	$8,091,587
Net investment income	$4,764,770	$5,108,020	$4,523,027	$4,094,177
Net (decrease) increase in net assets resulting from operations	$(6,842,699)	$3,007,484	$2,716,613	$78,869
Net (decrease) increase in net assets resulting from operations per share – basic	$(0.18)	$0.08	$0.07	$—
Net (decrease) increase in net assets resulting from operations per share – diluted	$(0.18)	$0.08	$0.07	$—
Net investment income per share – basic	$0.13	$0.14	$0.12	$0.11
Net investment income per share – diluted	$0.13	$0.14	$0.12	$0.11

	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Total interest and related portfolio income	$12,342,129	$11,171,386	$11,779,348	$10,234,108
Net investment income	$6,506,948	$5,832,252	$6,541,080	$5,302,509
Net increase (decrease) in net assets resulting from operations	$7,672,290	$1,232,705	$(16,050,865)	$(11,488,691)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.21	$0.03	$(0.43)	$(0.31)
Net increase (decrease) in net assets resulting from operations per share – diluted	$0.20	$0.03	$(0.43)	$(0.31)
Net investment income per share – basic	$0.18	$0.16	$0.18	$0.14
Net investment income per share – diluted	$0.18	$0.16	$0.18	$0.14

13. SUBSEQUENT EVENTS

On January 26, 2017, Trimaran Advisors, LLC drew $10 million under the Trimaran Credit Facility.

The Company has evaluated events and transactions occurring subsequent to December 31, 2016 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

INDEX TO OTHER FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ASSET MANAGER AFFILIATES

Report of Independent Certified Public Accountants	S-2
Combined Balance Sheets as of December 31, 2016 and December 31, 2015	S-3
Combined Statements of Operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	S-4
Combined Statements of Changes in Member’s Equity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014	S-5
Combined Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014	S-6
Notes to Combined Financial Statements	S-7

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

Report of Independent Auditors

The Board of Directors and Shareholders of
Asset Manager Affiliates

We have audited the accompanying combined financial statements of Asset Manager Affiliates, which comprise the combined balance sheets, as of December 31, 2016 and 2015, and the related combined statements of operations, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2016, and the related notes to the combined financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Asset Manager Affiliates at December 31, 2016 and 2015, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis

As discussed in Note 2 to the combined financial statements, Asset Manager Affiliates deconsolidated the collateralized loan obligation funds as a result of the adoption of the amendments to Accounting Standards Codification resulting from Accounting Standards Update 2015-2, “Consolidation (Topic 810)” effective January 1, 2016. Our opinion is not modified with respect to this matter.

/s/ Ernst & Young LLP

New York, NY
March 9, 2017

ASSET MANAGER AFFILIATES

COMBINED BALANCE SHEETS

	As of December 31, 2016	As of December 31, 2015
ASSETS
Investments, at fair value (cost: 2016 – $0; 2015 – $22,000,000)	$—	$23,089,679
Cash	3,425,709	4,085,464
Accrued management fees receivable	2,176,833	3,422,409
Due from affiliates	86,615	643,352
Intangible assets	23,157,541	24,467,705
Other assets	2,760,726	2,805,977
Total assets	$31,607,424	$58,514,586
LIABILITIES
Debt, at fair value	$—	$23,000,000
Accrued interest payable	—	178,250
Accounts payable and accrued expenses	3,431,496	4,297,851
Due to affiliates	612,983	2,117,095
Deferred tax liability	2,575,140	649,970
Total liabilities	6,619,619	30,243,166
Commitments and Contingencies	—	—
MEMBER'S EQUITY
Member's contributions	52,519,916	52,519,916
Accumulated deficit	(27,532,111)	(24,248,496)
Total member's equity	24,987,805	28,271,420
Total liabilities and member's equity	$31,607,424	$58,514,586

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Management and Incentive Fees	$12,835,603	$22,617,240	$27,467,068
Investment Income	1,024,760	2,787,334	4,049,281
Total revenues	13,860,363	25,404,574	31,516,349
Expenses
Interest expense	1,821,517	1,726,781	2,033,473
Compensation	7,596,726	9,441,607	8,921,240
Insurance	408,959	450,460	460,969
Professional fees	980,605	903,119	1,070,993
Amortization of intangible assets	1,310,164	2,308,123	5,290,437
Administrative and other	2,457,029	2,391,184	2,296,193
Total expenses	14,575,000	17,221,274	20,073,305
(Loss)/income before tax	(714,637)	8,183,300	11,443,044
Income tax (benefit) expense	(81,022)	5,642,225	4,153,598
Net (loss)/income	$(633,615)	$2,541,075	$7,289,446

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

	Member's Contributions	Accumulated Earnings (Deficit)	Total Member's Equity
Total at January 1, 2014	$51,984,116	$(13,129,017)	$38,855,099
Net income	—	7,289,446	7,289,446
Distributions	—	(11,900,000)	(11,900,000)
Contributions	535,800	—	535,800
Total at December 31, 2014	52,519,916	(17,739,571)	34,780,345
Net income	—	2,541,075	2,541,075
Distributions	—	(9,050,000)	(9,050,000)
Total at December 31, 2015	52,519,916	(24,248,496)	28,271,420
Net loss	—	(633,615)	(633,615)
Distributions	—	(2,650,000)	(2,650,000)
Total at December 31, 2016	$52,519,916	$(27,532,111)	$24,987,805

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(633,615)	$2,541,075	$7,289,446
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred taxes	1,925,170	4,226,118	(1,008,957)
Amortization of intangible assets	1,310,164	2,308,123	5,290,437
Accretion of interest income	(1,016,614)	(1,089,679)	(506,854)
Changes in operating assets and liabilities:
Decrease (increase) in accrued management fees	1,245,576	3,236,504	(3,536,430)
Decrease (increase) in due from affiliates	556,737	(389,848)	(178,450)
Decrease (increase) in other assets	45,251	(2,341,414)	(99,598)
(Decrease) increase in accounts payable and accrued expenses	(866,355)	(5,505,086)	2,497,387
(Decrease) increase in accrued interest payable	(178,250)	—	11,333
(Decrease) increase in due to affiliates	(1,504,112)	1,889,707	227,387
Net cash provided by operating activities	883,952	4,875,500	9,985,701
Investing activities:
Purchase of investment	(7,000,000)	(22,000,000)	(22,000,000)
Proceeds from sales/redemptions of investment	31,106,293	22,506,850	23,000,000
Net cash provided by investing activities	24,106,293	506,850	1,000,000
Financing Activities:
Member's contributions	—	—	535,800
Member's distributions	(2,650,000)	(9,050,000)	(11,900,000)
Debt offering proceeds	7,000,000	36,000,000	47,500,000
Repayments of Debt	(30,000,000)	(36,000,000)	(47,500,000)
Net cash used in financing activities	(25,650,000)	(9,050,000)	(11,364,200)
CHANGE IN CASH	(659,755)	(3,667,650)	(378,499)
CASH, BEGINNING OF YEAR	4,085,464	7,753,114	8,131,613
CASH, END OF YEAR	$3,425,709	$4,085,464	$7,753,114
Supplemental Information:
Cash paid for interest	$1,999,767	$1,817,480	$2,022,132
Cash paid for taxes	$170,000	$5,477,493	$2,978,613
Non-cash transactions:
Member's contributions	$—	$—	$535,800

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), a registered investment adviser under the Investment Advisors Act of 1940 (“the IA Act of 1940”), is a wholly-owned portfolio company of KCAP Financial, Inc. (“KCAP Financial” or the “Company”), which is an internally managed, non-diversified closed-end publicly traded investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, KCAP Financial, through its newly formed wholly-owned subsidiary Commodore Holdings LLC (“Commodore”) purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors, for total consideration of $13.0 million in cash and 3,600,000 shares of KCAP Financial’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, KCAP Financial acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2016, Commodore and its wholly-owned subsidiaries Katonah Debt Advisors, Trimaran Advisors and Trimaran Advisors Management, L.L.C., as well as affiliated management companies Katonah 2007-1 Management, L.L.C., and Katonah X Management, L.L.C. (collectively, the “Asset Manager Affiliates”) had approximately $3.0 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP Financial by a separate management team. The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investment interests in the CLO Funds they manage; however, KCAP Financial holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The combined financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“U.S. GAAP”) and include the financial statements of the Asset Manager Affiliates. The Asset Manager Affiliates provide investment management services to various CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates are all under the common control of the Company and have similar business characteristics; therefore they report on a combined basis for financial reporting purposes.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. We have adopted ASU 2014-15, and there was no material impact on our financial statements.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

consolidation analysis is required for variable interest entities (“VIEs”), which limits the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. ASU 2015-02 eliminates some of the criteria under which the fees of investment managers and similar entities are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. During 2016, the AMAs adopted ASU 2015-02 on a retrospective basis for all periods presented. The consolidated financial statements and related note disclosures have been adjusted for the impact of the adoption. The adoption did not result in a cumulative effect adjustment to the AMA’s accumulated deficit.

Prior to the adoption of ASU 2015-02, during the years ended December 31, 2015 and 2014, the AMAs consolidated several managed CLO Funds, collectively referred to as the “previously consolidated CLO Funds”. The financial results of the previously consolidated CLO Funds were included in the AMA’s consolidated financial statements based on the then existing consolidation guidance. The adoption of ASU 2015-02 resulted in the deconsolidation of the previously consolidated CLO Funds as the AMAs determined that under ASU 2015-02, it was not the primary beneficiary of these entities. The fee arrangements with these entities are both commensurate with the level of effort required for the services provided and include only customary terms and the AMAs do not hold other interests in these entities that could absorb losses or receive benefits that could potentially be significant to these entities. Under ASU 2015-02, the AMAs and their related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities. Therefore, the AMAs no longer consider these fee arrangements to be variable interests.

The effect of the deconsolidation of these previously consolidated CLO Funds as of and for the year ended December 31, 2015, was a decrease in total assets and total liabilities of $2.7 billion; and an increase in total member’s equity of $67.5 million; and a decrease in total revenues and total expenses of $108.2 million and $157.5 million, respectively, and an increase in income before tax of $64.5 million. The effect of the deconsolidation for the year ended December 31, 2014, was a decrease in total revenues and total expenses of $94.7 million and $154.8 million, respectively, and an increase in income before tax of $87.3 million.

The FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other US GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Management is still evaluating the effect of the new standard.

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update will require organizations to recognize leased assets and liabilities on the balance sheet for the rights and obligations created by those leases. The recognition, measurement, presentation and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. The ASU will require that both types of leases to be recognized on the balance sheet. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2018. Management is still evaluating the effect of the new standard.

Investments at Fair Value.  Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method. Investments held by the Asset Manager Affiliates are stated at fair value. Accounting Standards Codification (“ASC”) 820 — Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), requires, among other things, disclosures about assets and liabilities that are measured and reported at fair value. Investments are generally comprise of

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

investments in first loss position in facilities which warehouse assets for a new CLO. Fair value is determined via a present value analysis of estimated future cash flows and is deemed to be a Level III asset as defined in ASC 820: Fair Value. The Asset Manager Affiliates’ assessment of the significance of a particular input to the Fair Value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

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

•	Level II assets in this category may include debt securities, bank loans, short-term floating rate notes and asset-backed securities, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.
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

ASC 820: Fair value requires the disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

Cash.  The Asset Manager Affiliates define cash as demand deposits. The Asset Manager Affiliates place their cash with financial institutions and, at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Other Assets.  Other assets are generally comprised of prepaid expenses and current income taxes receivable (if any). Prepaid expenses are amortized over their terms or expected useful life.

Interest Income.  Interest income is recorded on the accrual basis on interest-bearing assets. Investment income on residual beneficial interest in warehouse facilities is recognized using the effective interest method under ASC 325-40.

Management Fees.  As a manager of CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees (and may receive one-time structuring fees) from the CLO Funds for their management and advisory services. The periodic fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value). The periodic management fees the Asset Manager Affiliates receive have two components — a senior management fee and a subordinated management fee.

Incentive Fees.  As a manager of CLO Funds, the Asset Manager Affiliates may receive incentive fees upon exceeding specified relative and/or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by CLO Fund.

Distributions to Member.  Distributions to the Asset Manager Affiliates’ sole member are recognized on the ex-dividend date. Generally, distributions have been declared and paid on a quarterly basis.

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

Interest Expenses.  Interest expense related to borrowings of the Asset Manager Affiliates is recorded on an accrual basis pursuant to the terms of the related borrowing agreements. Interest is accrued and generally paid quarterly.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Income Taxes.  The Asset Manager Affiliates account for income taxes under the liability method prescribed by ASC 740, Income Taxes (“ASC 740”). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a threshold for measurement and recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Asset Manager Affiliates manage CLO Funds primarily for third party investors. The CLO Funds invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2016 and 2015, the Asset Manager Affiliates had approximately $3.0 billion and $2.7 billion of par value of assets under management, respectively.

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

CLO Funds are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The securities issued by the CLO Funds are backed by diversified collateral asset portfolios consisting primarily of loans. For managing the collateral for the CLO Fund entities, the Asset Manager Affiliates earn investment management fees, including senior and subordinated management fees, as well as contingent incentive fees. For the years ending December 31, 2016, 2015 and 2014, management fee revenues included incentive fees earned of approximately $983,000, $8.0 million, and $12.0 million, respectively. The Asset Manager Affiliates have no investment in the CLO Funds they manage. However, their sole direct or indirect shareholder, KCAP Financial, has invested in certain of the CLO Funds, generally taking a portion of the unrated, junior subordinated position (generally subordinated to other interests in the entities and entitle KCAP Financial and other subordinated tranche investors to receive the residual cash flows, if any, from the entities).

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

4. BUSINESS COMBINATION

On February 29, 2012, KCAP Financial and Commodore Holdings, L.L.C. (“Commodore”), a newly-formed, wholly-owned subsidiary of KCAP Financial, acquired all of the outstanding equity interests in Trimaran Advisors for $13.0 million in cash and 3,600,000 shares of KCAP Financial’s common stock, which were valued at the opening price on the closing date of the acquisition. Contemporaneously with the acquisition, KCAP Financial acquired the equity interests in four CLO Funds managed by Trimaran Advisors, at fair value, for $12.0 million in cash. The aggregate purchase price was $50.6 million.

In accordance with the purchase agreement, Commodore was deemed the acquirer of Trimaran Advisors and accounted for the acquisition as a business combination. The assets acquired (no liabilities were assumed) by Commodore through this acquisition were “pushed-down” to Trimaran. The purchase price allocation included the fair value of the identifiable intangible assets acquired, which consist of four CLO management contracts, of approximately $15.7 million, resulting in goodwill of $22.8 million which is included in Intangible Assets at December 31, 2016 and 2015, respectively. The CLO management contracts are being amortized over the estimated lives of the contracts (3 – 5 years). For the years ended December 31, 2016, 2015 and 2014, the Company recognized amortization expense of approximately $1.3 million, $2.3 million and $5.3 million, respectively, relating to the management contracts, which resulted in a net carrying amount of approximately $328,000, $1.6 million and $3.9 million as of December 31, 2016, 2015 and 2014, respectively. Additionally, one managed CLO Fund was called in 2015 and as a result, the remaining unamortized intangible asset of $599,000 was fully expensed. During 2014, two managed CLO Funds were called, and as a result the remaining unamortized intangible asset of $1.7 million was fully expensed. The unamortized balance of approximately $328,000 relating to another managed CLO Fund, Trimaran VII CLO Ltd., will be fully amortized in 2017 in connection with its full liquidation.

Commodore, a taxable entity (corporation), has recognized the acquisition as an asset acquisition for tax purposes. The book and tax basis of the intangible assets and goodwill were identical; accordingly, Trimaran did not provide for any deferred taxes at the closing date of the acquisition. The tax basis of the intangible assets and goodwill will be amortized over 15 years, which gives rise to deferred taxes.

5. INCOME TAXES

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

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors by its sole member, KCAP Financial, in exchange for shares of the KCAP Financial’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Internal Revenue Code (the “Code”). At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period. As of December 31, 2016, there was approximately $10.8 million of remaining unamortized tax-basis goodwill from the KDA acquisition.

As discussed in Note 4, additional goodwill amortization for tax purposes was created upon the purchase of Trimaran Advisors. The transaction was considered an asset purchase and resulted in tax goodwill of approximately $22.8 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES  – (continued)

$1.5 million per year over such period. As of December 31, 2016, there was approximately $7.5 million of remaining unamortized tax-basis goodwill from the Trimaran Advisors acquisition.

During the second quarter of 2016, KCAP contributed 100% of its ownership interests in Katonah Debt Advisors and Trimaran Advisors Management to Commodore Holdings. These transactions simplify the tax structure of the Asset Manager Affiliates and facilitate the consolidation of tax basis goodwill deductions for the Asset Manager Affiliates, which may impact the tax character of distributions from the Asset Manager Affiliates.

The components of income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 are as follows:

	For the year ended December 31,
	2016	2015	2014
Current income tax (benefit) expense:
Federal	$(1,957,900)	$1,290,664	$2,792,440
State & local	(48,292)	125,443	2,370,115
Total net current income tax (benefit) expense	(2,006,192)	1,416,107	5,162,555
Deferred income tax expense (benefit):
Federal	2,011,068	3,250,138	(590,934)
State & local	(85,898)	975,980	(418,023)
Total net deferred income tax expense (benefit)	1,925,170	4,226,118	(1,008,957)
Total income tax (benefit) expense	$(81,022)	$5,642,225	$4,153,598

The Asset Manager Affiliates’ effective income tax rate was (11.3)%, 68.9% and 36.3% for tax years 2016, 2015 and 2014, respectively. The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is primarily due to tax goodwill amortization, and a change in the deferred tax valuation allowance during the year.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the combined financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	For the year ended December 31,
	2016	2015
Deferred income tax assets:
Net operating loss and tax credit carryforward	$44,125	$—
Restricted stock	322,008	481,847
Intangible depreciation/amortization	3,522,391	3,524,376
Compensation	715,400	1,092,024
Other	73,228	79,399
Less: Valuation allowance	(4,677,152)	(3,630,872)
Total deferred tax assets	—	1,546,774
Deferred income tax liabilities:
Goodwill Amortization	(2,575,140)	(2,144,287)
Other	—	(52,457)
Total deferred tax liabilities	(2,575,140)	(2,196,744)
Net deferred tax liabilities	$(2,575,140)	$(649,970)

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

At December 31, 2016, the Asset Manager Affiliates had approximately $1,754 and $765,528 of net operating loss carryforwards available to offset future state and local taxable income, respectively. Such net operating loss carryforwards will expire in 2036. At December 31, 2015, the Asset Manager Affiliates had no federal or state net loss carryovers available to offset future taxable income.

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

Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. With a few exceptions, the Asset Manager Affiliates are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2013.

6. COMMITMENTS AND CONTINGENCIES

The Asset Manager Affiliates have commitments under lease obligations.

Rent expense was approximately $361,000, $360,000, and $277,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes minimum future lease payments as of December 31, 2016:

Contractual Obligations	2017	2018	2019	2020	2021	More than 5 years
Operating lease obligations	$369,432	$369,432	$387,391	$400,218	$400,218	$967,194

7. MEMBER’S EQUITY

As of December 31, 2016, the membership interests of the Asset Manager Affiliates are held solely by KCAP Financial. KCAP Financial owns 100% of Commodore Holdings, which wholly owns Katonah Debt Advisors, Trimaran Advisors, and Trimaran Advisors Management. Katonah 2007-1 Management, LLC, and Katonah X Management, LLC are wholly-owned by Katonah Management Holdings, LLC, which is wholly-owned by KCAP Financial.

8. OTHER EMPLOYEE COMPENSATION

The Asset Manager Affiliates adopted a 401(k) plan (“401K Plan”) effective January 1, 2007 that it shares with its sole shareholder, KCAP Financial. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of his or her total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Asset Manager Affiliates make contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which vests 20% per year over five years. For the year ended December 31, 2016, 2015 and 2014, Asset Manager Affiliates made contributions to the 401K Plan of approximately $36,000, $38,000 and $38,000 respectively.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

8. OTHER EMPLOYEE COMPENSATION  – (continued)

The Asset Manager Affiliates also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Asset Manager Affiliates for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. The Asset Manager Affiliates may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2016, 2015 and 2014, the Asset Manager Affiliates made contributions of approximately $371,000, $394,000 and $396,000 to the Profit-Sharing Plan, respectively.

Certain employees of Asset Manager Affiliates may receive restricted stock grants in the stock of Asset Manager Affiliates’ sole member, KCAP Financial. For the years ended December 31, 2016, 2015 and 2014, compensation expense of approximately $909,000, $897,000 and $589,000, respectively, was recorded as expense in the combined Statement of Operations related to an allocated expense for a grant of restricted stock of KCAP Financial.

9. RELATED PARTY TRANSACTION

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and increased from $20 million to $23 million. At December 31, 2016, there was no loan outstanding under the Trimaran Credit Facility. At December 31, 2015, there was $23 million outstanding under the Trimaran Credit Facility. Interest expense on this facility was $1.8 million, $1.7 million and $2.0 million for the years ending December 31, 2016, 2015 and 2014, respectively.

10. SUBSEQUENT EVENTS

In January 2017, the trustees of Trimaran CLO VII, Ltd. (Trimaran VII) received notice that the holders of a majority of the income notes issued by Trimaran VII had exercised their right of optional redemption. As a result, Trimaran Advisors expects to receive incentive fees of approximately $2 to $3 million upon the final liquidation of Trimaran VII, which is expected to be completed in 2017.

On January 26, 2017, Trimaran Advisors, LLC drew $10 million under the Trimaran Credit Facility.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these combined financial statements.

Report of Independent Auditors

The Board of Directors and Shareholders of
Katonah 2007-I CLO Ltd.

We have audited the accompanying financial statements of Katonah 2007-I CLO Ltd. (the “Fund”), which comprise the statements of net assets, including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katonah 2007-I CLO Ltd. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
March 9, 2017

KATONAH 2007-I CLO LTD.

STATEMENTS OF NET ASSETS

	As of December 31, 2016	As of December 31, 2015
ASSETS
Investments at fair value:
Debt securities	$170,702,652	$234,403,150
Equity securities	150,524	2,830
CLO rated notes	5,831,800	12,360,525
Total investments at fair value	176,684,976	246,766,505
Cash	34,982,770	17,301,178
Accrued interest receivable	492,417	501,574
Receivable for open trades	—	820,593
Total assets	$212,160,163	$265,389,850
LIABILITIES
CLO Fund liabilities at fair value	$208,812,164	$261,433,473
Accrued interest payable	1,518,793	1,565,632
Payable for open trades	—	6,006,038
Accounts payable and accrued expenses	132,967	154,079
Due to affiliates	30	3,889
Total liabilities	210,463,954	269,163,111
Commitments and Contingencies	—	—
NET ASSETS
Total net assets	$1,696,209	$(3,773,261)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
Income
Interest income from investments	$9,381,680	$10,178,631	$11,690,586
Interest income from cash and time deposits	18,324	1,288	1,922
Other income	367,266	425,490	32,346
Total income	9,767,270	10,605,409	11,724,854
Expenses
Interest expense	8,798,483	9,146,858	10,736,878
Management fees	659,347	714,061	805,526
Trustee fees	75,663	77,443	109,164
Professional fees	166,488	180,463	178,954
Administrative and other	80,425	86,528	125,224
Total expenses	9,780,406	10,205,353	11,955,746
Net realized and unrealized gains (losses)	5,482,606	(387,924)	(9,089,440)
Increase (Decrease) in net assets resulting from operations	$5,469,470	$12,132	$(9,320,332)

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF CHANGES IN NET ASSETS

Net Assets
Balance at January 1, 2014	$5,534,939
Decrease in net assets resulting from operations	(9,320,332)
Balance at December 31, 2014	(3,785,393)
Increase in net assets resulting from operations	12,132
Balance at December 31, 2015	(3,773,261)
Increase in net assets resulting from operations	5,469,470
Balance at December 31, 2016	$1,696,209

See accompanying notes to the financial statements.

KATONAH 2007-I CLO LTD.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Increase (Decrease) in net assets resulting from operations	$5,469,470	12,132	$(9,320,332)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	(7,040,542)	6,651,428	5,807,622
Change in unrealized losses (gains) on debt	1,557,935	(6,263,504)	3,281,818
Purchase of investments	(82,554,227)	(93,243,381)	(29,960,071)
Proceeds from sale and redemption of investments	159,676,298	113,199,395	61,206,288
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	9,157	129,814	43,523
(Decrease) increase in accounts payable and accrued expenses	(21,112)	(30,556)	3,621
Decrease (increase) in receivable for open trades	820,593	(820,593)	—
(Decrease) increase in due to affiliates	(3,859)	(6,964)	6,745
Decrease in due from affiliates	—	—	10,852
(Decrease) increase in payable for open trades	(6,006,038)	6,006,038	(4,013,750)
Decrease in accrued interest payable	(46,839)	(270,176)	(254,559)
Net cash provided by operating activities	71,860,836	25,363,633	26,811,757
Cash used in Financing Activities:
Repayments of Debt	(54,179,244)	(23,002,449)	(27,132,006)
	(54,179,244)	(23,002,449)	(27,132,006)
CHANGE IN CASH	17,681,592	2,361,184	(320,249)
CASH, BEGINNING OF YEAR	17,301,178	14,939,994	15,260,243
CASH, END OF YEAR	$34,982,770	17,301,178	$14,939,994
Supplemental Information:
Interest paid	$8,751,644	9,417,035	$10,991,437

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2016

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
Advantage Sales & Marketing Inc. Services: Business	Initial Term Loan (First Lien) — 4.3% Cash, Due 7/21	$1,478,170	$1,465,743	$1,485,930
Aramark Corporation Diversified/Conglomerate Service	U.S. Term F Loan — 3.5% Cash, Due 2/21	2,500,766	2,434,568	2,527,775
Ascena Retail Group, Inc. (Anntaylor Retail, Inc.) Retail Stores	Tranche B Term Loan — 5.3% Cash, Due 8/22	1,847,840	1,727,053	1,807,880
Aspect Software, Inc. Electronics	Term Loan (First Lien) — 11.3% Cash, Due 5/20	1,987,421	1,982,675	1,990,730
Asurion, LLC (fka Asurion Corporation) Insurance	Replacement B-2 Term Loan — 4.0% Cash, Due 7/20	434,119	417,800	438,528
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.3% Cash, Due 3/19	4,747,663	4,764,002	4,761,527
Berry Plastics Corporation Containers, Packaging and Glass	Term G Loan — 3.5% Cash, Due 1/21	2,591,612	2,487,866	2,612,138
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-4 Loan — 3.5% Cash, Due 8/21	2,321,888	2,286,350	2,342,611
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,447,883	1,444,407	1,464,852
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	New Dollar Term Loan — 4.0% Cash, Due 7/21	713,586	712,640	716,783
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	956,905	955,817	964,383
Change Healthcare Holdings, Inc. (fka Emdeon Inc.) Electronics	Term B-2 Loan — 3.8% Cash, Due 11/18	173,151	173,481	173,692
Charter Communications Operating, LLC (aka CCO Safari LLC) Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 1/21	1,468,488	1,462,213	1,477,461
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2018 Term F Loan — 4.2% Cash, Due 12/18	1,034,498	493,113	1,020,057
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2019 Term G Loan — 3.8% Cash, Due 12/19	1,019,212	1,017,557	991,505
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2021 Term H Loan — 4.0% Cash, Due 1/21	2,073,288	2,055,059	2,014,117
Ciena Corporation Electronics	Term Loan — 3.8% Cash, Due 7/19	2,947,236	2,958,279	2,965,656
Commscope, Inc. Telecommunications	Tranche 4 Term Loan — 3.3% Cash, Due 1/18	111,875	111,920	112,679
Container Store, Inc., The Retail Stores	Term Facility — 4.3% Cash, Due 4/19	1,660,005	1,662,549	1,524,441
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) Beverage, Food and Tobacco	Term Loan (First Lien) — 5.0% Cash, Due 7/20	3,000,000	2,914,353	2,725,500
Cyanco Intermediate Corp. Chemicals, Plastics and Rubber	Term Loan — 5.5% Cash, Due 5/20	621,075	627,103	624,569
David’s Bridal, Inc. Retail Stores	Initial Term Loan — 5.3% Cash, Due 10/19	473,111	471,233	419,690
Delta 2 (Lux) S.a r.l (aka Formula One) Leisure, Amusement, Motion Pictures, Entertainment	Facility B3 (USD) — 5.1% Cash, Due 7/21	3,421,774	3,404,142	3,461,603
Dex Media, Inc. Printing and Publishing	Loan — 11.0% Cash, Due 7/21	217,160	212,886	217,974
E.W. Scripps Company, The Broadcasting and Entertainment	Tranche B Term Loan — 3.3% Cash, Due 11/20	2,575,710	2,553,469	2,588,048
Education Management II LLC Healthcare, Education and Childcare	Tranche A Term Loan — 5.5% Cash, Due 7/20	200,289	201,078	50,386

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
Education Management II LLC Healthcare, Education and Childcare	Tranche B Term Loan — 2.0% Cash, Due 7/20	$374,420	$375,734	$18,347
Electric Lightwave Holdings, Inc. (f.k.a. Integra Telecom Holdings, Inc.) Telecommunications	Term B-1 Loan — 5.3% Cash, Due 8/20	2,392,107	2,325,632	2,402,872
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Ecological	Term Advance — 6.8% Cash, Due 5/20	918,742	920,945	927,930
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (First Lien) — 3.4% Cash, Due 4/20	1,743,896	1,649,728	1,534,628
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (Second Lien) — 3.4% Cash, Due 7/17	1,516,318	1,493,015	1,048,784
Essential Power, LLC Utilities	Term Loan — 4.8% Cash, Due 8/19	856,721	851,938	869,572
Evertec Group, LLC (fka Evertec, LLC) Banking, Finance, Insurance & Real Estate	Term A Loan — 2.9% Cash, Due 4/18	1,380,234	1,366,553	1,373,767
EWT Holdings III Corp. (fka WTG Holdings III Corp.) Ecological	Incremental 2016 First Lien Term Loan — 5.5% Cash, Due 1/21	2,274,670	2,285,613	2,301,693
EWT Holdings III Corp. (fka WTG Holdings III Corp.) Ecological	Term Loan (First Lien) — 4.8% Cash, Due 1/21	970,000	972,349	978,492
FCA US LLC (fka Chrysler Group LLC) Automobile	Term Loan B — 3.5% Cash, Due 5/17	4,172,621	4,156,392	4,189,562
Federal-Mogul Corporation Automobile	Tranche B Term Loan (2014) — 4.0% Cash, Due 4/18	1,550,593	1,529,850	1,550,981
Fender Musical Instruments Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Initial Loan — 5.8% Cash, Due 4/19	1,759,725	1,753,723	1,737,025
Filtration Group Corporation Ecological	Term Loan (First Lien) — 4.3% Cash, Due 11/20	624,502	626,008	630,160
First Data Corporation Banking, Finance, Insurance & Real Estate	2021C New Dollar Term Loan — 3.8% Cash, Due 3/21	2,095,106	2,092,615	2,122,018
Gardner Denver, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Initial Dollar Term Loan — 4.6% Cash, Due 7/20	2,210,025	2,172,541	2,191,439
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	4,364,001	4,365,677	4,113,071
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,601,451	2,591,053	2,278,429
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	487,985	487,985	489,815
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-5 Term Loan — 7.0% Cash, Due 12/19	4,450,523	4,451,323	4,484,458
HCR Healthcare, LLC Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	471,250	470,402	413,647
Hercules Achievement, Inc.(aka Varsity Brands, Inc.) Home and Office Furnishings, Housewares, and Durable Consumer Products	Initial Term Loan (First Lien) — 5.0% Cash, Due 12/21	997,455	1,007,140	1,013,913
Huntsman International LLC Chemicals, Plastics and Rubber	2015 Extended Term B Dollar Loan — 3.7% Cash, Due 4/19	1,075,034	1,045,099	1,081,081
Ineos US Finance LLC Chemicals, Plastics and Rubber	2020 Dollar Term Loan — 3.8% Cash, Due 12/20	3,944,682	3,955,292	3,969,751
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-5 Term Loan — 3.8% Cash, Due 6/20	2,287,677	2,296,269	2,294,586
J. Crew Group, Inc. Retail Stores	Initial Loan — 4.0% Cash, Due 3/21	3,841,375	3,843,639	2,203,989

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
JBS USA Lux S.A. (fka JBS USA, LLC) Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	$4,711,566	$4,720,855	$4,729,235
KAR Auction Services, Inc. Automobile	Tranche B-2 Term Loan — 4.2% Cash, Due 3/21	243,611	246,267	246,048
Key Safety Systems, Inc. Automobile	Initial Term Loan — 5.5% Cash, Due 8/21	1,283,781	1,265,173	1,300,150
Kronos Worldwide, Inc. Diversified/Conglomerate Service	2015 Refinancing Term Loan — 4.0% Cash, Due 2/20	778,000	766,847	787,725
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Refinancing Term Loan — 3.0% Cash, Due 12/20	3,168,926	3,128,432	3,189,968
LPL Holdings, Inc. Finance	2021 Tranche B Term Loan — 4.3% Cash, Due 3/21	1,911,195	1,903,632	1,933,900
MCC Iowa LLC Broadcasting and Entertainment	Tranche J Term Loan — 3.5% Cash, Due 6/21	683,429	675,784	689,836
Mediacom Illinois, LLC (fka Mediacom Communications, LLC) Broadcasting and Entertainment	Tranche F Term Loan — 3.2% Cash, Due 3/18	5,835,000	5,830,528	5,860,557
Mitchell International, Inc. Electronics	Initial Term Loan — 4.5% Cash, Due 10/20	1,979,675	1,836,869	1,986,069
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 3.5% Cash, Due 11/19	1,000,000	996,689	1,009,065
NEP/NCP Holdco, Inc. Broadcasting and Entertainment	Amendment No. 4 Incremental Term Loan (First Lien) — 4.3% Cash, Due 1/20	4,211,244	4,190,414	4,237,564
OCI Beaumont LLC Chemicals, Plastics and Rubber	Term B-3 Loan — 8.0% Cash, Due 8/19	2,393,807	2,407,888	2,441,684
Onex Carestream Finance LP Healthcare, Education and Childcare	Term Loan (First Lien 2013) — 5.0% Cash, Due 6/19	2,290,548	2,301,501	2,231,372
Otter Products, LLC (OtterBox Holdings, Inc.) Consumer goods: Durable	Term B Loan — 5.8% Cash, Due 6/20	2,125,900	1,914,366	2,050,218
Pacific Drilling S.A Oil and Gas1	Term Loan — 4.5% Cash, Due 6/18	2,163,350	2,165,248	784,214
Petroleum GEO-Services ASA (PGS Finance, Inc) Oil and Gas	Extended Term Loan — 3.5% Cash, Due 3/21	4,862,500	4,862,500	3,954,841
QCE, LLC (Quiznos)(2) Personal, Food and Miscellaneous Services	Existing Term Loan — 0.0% Cash, Due 6/19	449,499	449,486	36,522
Quad/Graphics, Inc Printing and Publishing	Term B Loan — 4.3% Cash, Due 4/21	1,484,772	1,383,304	1,495,907
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Refinancing Term Loan — 3.3% Cash, Due 4/22	958,853	965,417	967,756
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 10/17	2,559,107	2,546,630	2,367,174
Select Medical Corporation Healthcare, Education and Childcare	Series E Tranche B Term Loan — 6.0% Cash, Due 6/18	2,075,986	2,069,075	2,110,582
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.6% Cash, Due 1/18	3,718,750	3,695,931	3,718,750
Sensata Technologies B.V. (Sensata Technologies Finance Company, LLC) Electronics	Sixth Amendment Term Loan — 3.0% Cash, Due 10/21	534,542	531,559	538,885
SGS Cayman, L.P. Diversified/Conglomerate Service	Initial Cayman Term Loan — 6.0% Cash, Due 4/21	132,834	131,878	131,090
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 4/20	66,296	66,296	66,379
Steinway Musical Instruments, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Loan (First Lien) — 4.8% Cash, Due 9/19	1,991,985	1,981,249	1,922,265
Sutherland Global Services Inc. Diversified/Conglomerate Service	Initial U.S. Term Loan — 6.0% Cash, Due 4/21	570,647	566,540	563,157
Toys ‘R’ US-Delaware, Inc. Retail Stores	Term B-2 Loan — 5.3% Cash, Due 5/18	1,488,194	1,428,809	1,406,716

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate/Maturity	Principal	Cost	Fair Value
Transdigm Inc. Aerospace and Defense	Tranche C Term Loan — 4.0% Cash, Due 2/20	$3,752,368	$3,715,669	$3,785,782
Tribune Media Company (fka Tribune Company) Broadcasting and Entertainment	Term B Loan — 3.8% Cash, Due 12/20	2,078,894	2,066,155	2,099,943
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.5% Cash, Due 3/20	2,473,836	2,467,847	2,487,058
United Air Lines, Inc. (fka Continental Airlines, Inc.) Personal Transportation	Class B Term Loan — 3.3% Cash, Due 4/19	2,034,432	2,036,638	2,049,374
Univision Communications Inc. Broadcasting and Entertainment	Replacement First-Lien Term Loan (C-4) — 4.0% Cash, Due 3/20	3,204,971	3,189,172	3,226,716
Valeant Pharmaceuticals International, Inc. Healthcare, Education and Childcare	Series C-2 Tranche B Term Loan — 5.3% Cash, Due 12/19	1,339,121	1,306,042	1,339,241
Walter Investment Management Corp. Finance	Tranche B Term Loan — 4.8% Cash, Due 12/20	2,454,158	2,447,189	2,349,243
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 4.0% Cash, Due 12/19	206,786	205,914	207,497
West Corporation Diversified/Conglomerate Service	Refinanced Term B-14 Loan — 3.3% Cash, Due 6/21	5,472,534	5,451,789	5,489,663
Windstream Services, LLC (fka Windstream Corporation) Telecommunications	Tranche B-5 Term Loan — 3.5% Cash, Due 8/19	5,893,671	5,893,671	5,908,405
Zekelman Industries, Inc. (fka JMC Steel Group, Inc.) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 6.0% Cash, Due 6/21	1,287,097	1,281,369	1,301,576
Total Investment in Debt Securities		177,257,703	175,174,493	170,702,652

Equity Securities Portfolio

Portfolio Company/Principal Business	Equity Investment	Shares	Cost	Fair Value
Education Management Corporation Healthcare, Education and Childcare	Series A-1 Preferred Shares	2,670	—	748
Dex Media, Inc. Printing and Publishing	Common Stock	59,785	—	149,462
QCE, LLC (Quiznos)- Retail Stores	New Common Stock	1,256	—	314
Total Investment in Equity Securities			—	150,524

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Fair Value
MDPK 2007-4A(1) CLO Rated Notes	Floating – 03/2021 – D – 55817UAF7	2,000,000	2,000,000	1,931,600
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – C – 89288BAG6	3,000,000	3,000,000	2,924,700
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – D – 89288AAA1	1,000,000	1,000,000	975,500
Total Investment in CLO Rated Notes		6,000,000	6,000,000	5,831,800
Total Investments			$181,174,493	$176,684,976

(1)	Investment in a Collateralized Loan Obligation Fund
(2)	Loan on non-accrual status

See accompanying notes to the financial statements.

Katonah 2007-I CLO Ltd.

SCHEDULE OF INVESTMENTS
As of December 31, 2015

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
AdvancePierre Foods, Inc. Beverage, Food and Tobacco	Term Loan (First Lien) — 5.8% Cash, Due 7/17	$2,469,655	$2,484,379	$2,465,790
Allison Transmission, Inc. Automobile	Term B-3 Loan — 3.5% Cash, Due 8/19	4,720,274	4,688,227	4,698,160
Aramark Corporation Diversified/Conglomerate Service	U.S. Term F Loan — 3.3% Cash, Due 2/21	2,526,481	2,443,445	2,506,484
Armstrong World Industries, Inc.(3) Buildings and Real Estate(3)	Term Loan B — 3.5% Cash, Due 3/20	972,500	972,500	967,638
Ascena Retail Group, Inc. (Anntaylor Retail, Inc.) Retail Stores	Tranche B Term Loan — 5.3% Cash, Due 8/22	2,000,000	1,846,016	1,880,000
Asurion, LLC (fka Asurion Corporation) Insurance	Incremental Tranche B-1 Term Loan — 5.0% Cash, Due 5/19	1,121,067	1,095,258	1,053,456
Avis Budget Car Rental, LLC Personal Transportation	Tranche B Term Loan — 3.0% Cash, Due 3/19	1,544,939	1,534,683	1,543,324
Belfor USA Group Inc. Ecological	Tranche B Term Loan — 3.8% Cash, Due 4/19	1,611,699	1,615,203	1,601,626
Berry Plastics Corporation Containers, Packaging and Glass	Term E Loan — 3.8% Cash, Due 1/21	2,591,612	2,507,141	2,559,386
Burlington Coat Factory Warehouse Corporation Retail Stores	Term B-3 Loan — 4.3% Cash, Due 8/21	2,321,888	2,290,743	2,298,669
Capital Automotive L.P. Finance	Tranche B-1 Term Loan Facility — 4.0% Cash, Due 4/19	1,267,378	1,260,465	1,268,170
Capsugel Holdings US, Inc. Healthcare, Education and Childcare	Initial Term Loan — 3.5% Cash, Due 8/18	721,164	719,601	710,123
Cedar Fair, L.P. Leisure, Amusement, Motion Pictures, Entertainment	U.S. Term Facility — 3.3% Cash, Due 3/20	966,429	964,983	969,449
Celanese US Holdings LLC Chemicals, Plastics and Rubber	Dollar Term C-3 Loan — 2.5% Cash, Due 10/18	1,251,599	1,214,068	1,254,509
Cequel Communications, LLC Broadcasting and Entertainment	Term Loan — 3.8% Cash, Due 2/19	1,879,918	1,871,491	1,854,070
Charter Communications Operating, LLC (aka CCO Safari LLC) Broadcasting and Entertainment	Term F Loan — 3.0% Cash, Due 1/21	1,483,706	1,475,779	1,457,370
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2018 Term F Loans — 3.7% Cash, Due 12/18	1,209,226	258,686	1,195,368
CHS/Community Health Systems, Inc. Healthcare & Pharmaceuticals	Incremental 2019 Term G Loan — 3.8% Cash, Due 12/19	1,062,209	1,059,907	1,038,145
CHS/Community Health Systems, Inc. Healthcare, Education and Childcare	Incremental 2021 Term H Loan — 4.0% Cash, Due 1/21	2,160,738	2,137,064	2,131,415
Ciena Corporation Electronics	Term Loan — 3.8% Cash, Due 7/19	2,977,387	2,992,956	2,953,195
Commscope, Inc. Telecommunications	Tranche 4 Term Loan — 3.3% Cash, Due 1/18	261,875	262,083	261,057
Consolidated Communications, Inc. Telecommunications	Initial Term Loan — 4.3% Cash, Due 12/20	2,917,802	2,898,785	2,903,227
Container Store, Inc., The Retail Stores	Term Facility — 4.3% Cash, Due 4/19	1,678,935	1,682,649	1,553,015
ConvaTec Inc. Healthcare, Education and Childcare	Dollar Term Loan — 4.3% Cash, Due 6/20	1,162,658	1,165,259	1,145,223
Crown Castle Operating Company(3) Buildings and Real Estate(3)	Extended Incremental Tranche B-2 Term Loan — 3.0% Cash, Due 1/21	2,888,746	2,878,350	2,881,235
David’s Bridal, Inc. Retail Stores	Initial Term Loan — 5.3% Cash, Due 10/19	477,723	475,142	397,942

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Dealer Computer Services, Inc. (Reynolds & Reynolds) Electronics	Tranche B Term Loan — 2.4% Cash, Due 4/16	$2,242,828	$2,242,828	$2,242,827
Delta 2 (Lux) S.a r.l (aka Formula One) Leisure, Amusement, Motion Pictures, Entertainment	Facility B3 (USD) — 4.8% Cash, Due 7/21	3,421,774	3,400,280	3,319,121
Delta Air Lines, Inc. Personal Transportation	2014 Term B-2 Loan — 2.7% Cash, Due 4/16	3,402,908	3,406,970	3,397,583
Dex Media West LLC Printing and Publishing	New Term Loan — 8.0% Cash, Due 12/16	695,444	692,438	379,017
DJO Finance LLC Healthcare, Education and Childcare	Initial Term Loan — 4.3% Cash, Due 6/20	1,955,250	1,980,808	1,908,813
Drumm Investors LLC (aka Golden Living) Healthcare, Education and Childcare	Term Loan — 6.8% Cash, Due 5/18	3,731,318	3,718,832	3,689,341
Education Management II LLC(2) Healthcare, Education and Childcare	Tranche A Term Loan — 5.5% Cash, Due 7/20	200,289	201,304	50,071
Education Management II LLC(2) Healthcare, Education and Childcare	Tranche B Term Loan — 8.5% Cash, Due 7/20	350,666	352,357	37,872
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (First Lien) — 2.8% Cash, Due 7/17	1,743,896	1,663,494	1,409,286
Envigo Laboratories, Inc. (fka BPA Laboratories Inc.) Healthcare, Education and Childcare	Term Loan (Second Lien) — 2.8% Cash, Due 7/17	1,516,318	1,446,409	1,232,009
Essential Power, LLC Utilities	Term Loan — 4.8% Cash, Due 8/19	932,448	925,235	921,668
FCA US LLC (fka Chrysler Group LLC) Automobile	Term Loan B — 3.5% Cash, Due 5/17	3,067,549	2,960,527	3,061,797
Federal-Mogul Corporation Automobile	Tranche B Term Loan (2014) — 4.0% Cash, Due 4/18	1,566,456	1,529,147	1,415,191
Fender Musical Instruments Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Initial Loan — 5.8% Cash, Due 4/19	1,884,150	1,874,862	1,867,664
First Data Corporation Banking, Finance, Insurance & Real Estate	2018 New Dollar Term Loan — 3.9% Cash, Due 3/18	2,903,500	2,900,493	2,870,632
First Data Corporation Banking, Finance, Insurance & Real Estate	New 2022B Dollar Term Loan — 4.2% Cash, Due 7/22	2,546,500	2,546,500	2,513,714
Gardner Denver, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Initial Dollar Term Loan — 4.3% Cash, Due 7/20	2,232,868	2,184,383	2,016,838
General Nutrition Centers, Inc. Retail Stores	Amended Tranche B Term Loan — 3.3% Cash, Due 3/19	870,762	873,222	848,997
Getty Images, Inc. Printing and Publishing	Initial Term Loan — 4.8% Cash, Due 10/19	2,910,000	2,894,196	1,847,850
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-2 Term Loan — 5.9% Cash, Due 6/17	2,414,520	2,417,333	2,342,084
Harland Clarke Holdings Corp. (fka Clarke American Corp.) Printing and Publishing	Tranche B-3 Term Loan — 7.0% Cash, Due 5/18	943,396	943,396	940,472
HCA Inc. Healthcare, Education and Childcare	Tranche B-4 Term Loan — 3.4% Cash, Due 5/18	2,932,500	2,893,337	2,932,515
HCR Healthcare, LLC Healthcare, Education and Childcare	Initial Term Loan — 5.0% Cash, Due 4/18	476,250	474,710	452,142
Hertz Corporation, The Personal Transportation	Tranche B-1 Term Loan — 3.8% Cash, Due 3/18	3,894,660	3,894,343	3,891,252
Hertz Corporation, The Personal Transportation	Tranche B-2 Term Loan — 3.0% Cash, Due 3/18	953,050	950,930	946,198
Huntsman International LLC Chemicals, Plastics and Rubber	2015 Extended Term B Dollar Loan — 3.3% Cash, Due 4/19	2,719,781	2,610,970	2,678,304
Ineos US Finance LLC Chemicals, Plastics and Rubber	2020 Dollar Term Loan — 3.8% Cash, Due 12/20	6,376,839	6,398,337	6,137,707
Infor (US), Inc. (fka Lawson Software Inc.) Electronics	Tranche B-5 Term Loan — 3.8% Cash, Due 6/20	2,352,008	2,363,429	2,214,321

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Integra Telecom Holdings, Inc. Telecommunications	Term B-1 Loan — 5.3% Cash, Due 8/20	$416,454	$417,393	$404,377
International Architectural Products, Inc.(2) Mining, Steel, Iron and Non-Precious Metals	Term Loan — 0.0% Cash, Due 5/15	81,467	81,467	326
J. Crew Group, Inc. Retail Stores	Initial Loan — 4.0% Cash, Due 3/21	3,880,774	3,883,610	2,528,324
Jarden Corporation Personal and Non Durable Consumer Products (Mfg. Only)	New Tranche B Term Loan — 3.0% Cash, Due 3/18	4,769,734	4,749,934	4,773,216
JBS USA, LLC Beverage, Food and Tobacco	Initial Term Loan — 3.8% Cash, Due 5/18	861,507	860,028	859,353
JMC Steel Group, Inc. Mining, Steel, Iron and Non-Precious Metals	Term Loan — 4.8% Cash, Due 4/17	1,293,564	1,291,965	1,251,524
Jo-Ann Stores, Inc. Retail Stores	Term B Loan — 4.0% Cash, Due 3/18	941,546	943,733	885,054
KAR Auction Services, Inc. Automobile	Tranche B-1 Term Loan — 3.1% Cash, Due 3/17	679,145	680,354	679,430
KAR Auction Services, Inc. Automobile	Tranche B-2 Term Loan — 3.5% Cash, Due 3/21	3,407,047	3,453,066	3,402,788
Key Safety Systems, Inc. Automobile	Initial Term Loan — 4.8% Cash, Due 8/21	1,364,058	1,340,031	1,329,956
Kronos Incorporated Diversified/Conglomerate Service	Incremental Term Loan (First Lien) — 4.5% Cash, Due 10/19	978,389	975,600	964,941
Landry’s Inc. (fka Landry’s Restaurants, Inc.) Beverage, Food and Tobacco	B Term Loan — 4.0% Cash, Due 4/18	1,538,848	1,548,166	1,533,324
Las Vegas Sands, LLC Hotels, Motels, Inns, and Gaming	Term B Loan — 3.3% Cash, Due 12/20	3,201,595	3,172,481	3,174,782
Live Nation Entertainment, Inc. Leisure, Amusement, Motion Pictures, Entertainment	Term B-1 Loan — 3.5% Cash, Due 8/20	472,878	471,316	472,434
LPL Holdings, Inc. Finance	2021 Tranche B Term Loan — 4.3% Cash, Due 3/21	1,930,500	1,921,055	1,901,543
MCC Iowa LLC Broadcasting and Entertainment	Tranche J Term Loan — 3.8% Cash, Due 6/21	690,439	680,992	685,046
Mediacom Illinois, LLC (fka Mediacom Communications, LLC) Broadcasting and Entertainment	Tranche F Term Loan — 2.9% Cash, Due 3/18	5,895,000	5,886,840	5,801,063
National CineMedia, LLC Leisure, Amusement, Motion Pictures, Entertainment	Term Loan (2013) — 3.2% Cash, Due 11/19	1,000,000	995,545	996,250
NBTY, INC. Personal and Non Durable Consumer Products (Mfg. Only)	Term B-2 Loan — 3.5% Cash, Due 10/17	3,391,643	3,392,700	3,351,791
NEP/NCP Holdco, Inc.- Broadcasting and Entertainment	Amendment No. 4 Incremental Term Loan (First Lien) — 4.3% Cash, Due 1/20	2,454,312	2,435,744	2,313,189
Newsday, LLC Printing and Publishing	Term Loan — 3.9% Cash, Due 10/16	3,984,627	3,989,720	3,989,608
Nielsen Finance LLC (VNU, Inc.) Broadcasting and Entertainment	Class B-1 Term Loan — 2.5% Cash, Due 5/17	5,402,525	5,407,617	5,400,283
NRG Energy, Inc. Utilities	Term Loan (2013) — 2.8% Cash, Due 7/18	955,481	954,306	932,191
OCI Beaumont LLC Chemicals, Plastics and Rubber	Term B-3 Loan — 6.5% Cash, Due 8/19	2,486,113	2,518,346	2,510,974
Omnova Solutions, Inc. Chemicals, Plastics and Rubber	Term B-1 Loan — 4.3% Cash, Due 5/18	359,276	358,928	358,827
Onex Carestream Finance LP Healthcare, Education and Childcare	Term Loan (First Lien 2013) — 5.0% Cash, Due 6/19	2,429,369	2,445,779	2,200,608
Pacific Drilling S.A Oil and Gas	Term Loan — 4.5% Cash, Due 6/18	2,185,768	2,189,041	961,738
PetCo Animal Supplies, Inc. Retail Stores	New Loan — 4.0% Cash, Due 11/17	5,328,526	5,297,286	5,321,359

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
Petroleum GEO-Services ASA (PGS Finance, Inc) Oil and Gas	Extended Term Loan — 3.3% Cash, Due 3/21	$4,912,500	$4,912,500	$3,468,225
PQ Corporation Chemicals, Plastics and Rubber	2014 Term Loan — 4.0% Cash, Due 8/17	4,916,982	4,915,840	4,887,013
QCE, LLC (Quiznos)(2) Personal, Food and Miscellaneous Services	Existing Term Loan — 0.0% Cash, Due 9/20	449,499	449,486	59,932
Quikrete Holdings, Inc.(3) Buildings and Real Estate(3)	Initial Loan (First Lien) — 3.0% Cash, Due 9/20	2,230,000	2,218,850	2,208,748
R.H. Donnelley Inc. Printing and Publishing	Loan — 9.8% Cash, Due 4/22	421,935	420,869	181,565
Regal Cinemas Corporation Leisure, Amusement, Motion Pictures, Entertainment	Term Loan — 3.8% Cash, Due 11/17	963,677	969,660	962,728
Revlon Consumer Products Corporation Personal and Non Durable Consumer Products (Mfg. Only)	Replacement Term Loan — 3.3% Cash, Due 12/18	4,480,361	4,498,987	4,476,150
Reynolds Group Holdings Inc. Containers, Packaging and Glass	Incremental U.S. Term Loan — 4.5% Cash, Due 10/17	2,058,619	2,058,619	2,042,109
RGIS Services, LLC Diversified/Conglomerate Service	Tranche C Term Loan — 5.5% Cash, Due 11/18	2,597,871	2,569,219	1,850,983
RPI Finance Trust Healthcare, Education and Childcare	Term B-3 Term Loan — 3.3% Cash, Due 6/18	2,487,277	2,506,353	2,483,385
Schaeffler AG (formerly named INA Beteiligungsgesellschaft mit beschränkter Haftung) Automobile	Facility B-USD — 4.3% Cash, Due 5/20	1,015,385	1,020,391	1,018,685
Select Medical Corporation Healthcare, Education and Childcare	Series E Tranche B Term Loan — 5.0% Cash, Due 1/18	2,104,406	2,092,431	2,091,254
Semiconductor Components Industries, LLC (On Semiconductor) Electronics	Term Loan — 2.1% Cash, Due 10/21	4,593,750	4,537,373	4,455,938
Sensata Technologies B.V. (Sensata Technologies Finance Company, LLC) Electronics	Sixth Amendment Term Loan — 3.0% Cash, Due 4/20	560,135	556,355	551,851
Sinclair Television Group, Inc. Broadcasting and Entertainment	New Tranche B Term Loan — 3.0% Cash, Due 9/19	66,983	66,865	65,978
Steinway Musical Instruments, Inc. Personal and Non Durable Consumer Products (Mfg. Only)	Loan (First Lien) — 4.8% Cash, Due 3/19	2,000,000	1,985,239	1,972,500
Telesat Canada Telecommunications	U.S. Term B-2 Loan — 3.5% Cash, Due 12/17	2,960,078	2,937,884	2,920,605
TPF Generation Holdings, LLC Utilities	Term Loan — 4.8% Cash, Due 2/20	188,393	182,268	168,611
TransDigm Inc. Aerospace and Defense	Tranche C Term Loan — 3.8% Cash, Due 3/20	3,791,455	3,742,603	3,708,251
Tronox Pigments (Netherlands) B. V. Chemicals, Plastics and Rubber	New Term Loan — 4.5% Cash, Due 2/20	2,499,471	2,487,925	2,224,005
TWCC Holding Corp. Broadcasting and Entertainment	Term B-1 Loan — 5.8% Cash, Due 3/20	2,924,754	2,905,902	2,926,318
Univision Communications Inc. Broadcasting and Entertainment	Replacement First-Lien Term Loan — 4.0% Cash, Due 12/19	3,239,279	3,218,251	3,176,113
UPC Financing Partnership Broadcasting and Entertainment	Facility AH — 3.3% Cash, Due 6/21	700,000	704,142	688,517
Valeant Pharmaceuticals International, Inc. Healthcare, Education and Childcare	Series C-2 Tranche B Term Loan — 3.8% Cash, Due 10/19	1,389,000	1,343,190	1,344,205
Vertafore, Inc. Electronics	Term Loan (2013) — 4.3% Cash, Due 11/19	892,097	892,097	885,964
VFH Parent LLC Finance	Term Loan (2013) — 5.3% Cash, Due 12/20	985,103	994,592	980,177
Walter Investment Management Corp. Finance	Tranche B Term Loan — 4.8% Cash, Due 12/19	2,454,158	2,445,426	2,124,393
WESCO Distribution, Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Tranche B-1 Loan — 3.8% Cash, Due 6/18	$249,643	$248,233	$248,551

See accompanying notes to the financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Cost	Fair Value
West Corporation Diversified/Conglomerate Service	Term B-10 Loan — 3.3% Cash, Due 7/17	3,776,796	3,756,691	3,722,844
WideOpenWest Finance, LLC Telecommunications	Term B-1 Loan 2013 — 3.8% Cash, Due 8/19	4,724,229	4,740,543	4,598,234
Windstream Services, LLC (fka Windstream Corporation) Telecommunications	Tranche B-5 Term Loan — 3.5% Cash, Due 2/17	5,954,430	5,954,430	5,801,848
WireCo WorldGroup Inc. Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Term Loan — 6.0% Cash, Due 2/20	1,829,576	1,825,076	1,767,828
Zuffa, LLC Leisure, Amusement, Motion Pictures, Entertainment	Initial Term Loan — 3.8% Cash, Due 6/19	2,294,791	2,287,980	2,242,011
Total Investment in Debt Securities		246,578,754	244,325,246	234,403,150

Equity Securities Portfolio

Portfolio Company/Principal Business	Equity Investment	Shares	Cost	Value(2)
Education Management Corporation(2)	Series A-1 Preferred Shares	2,670	$—	$2,670
QCE, LLC (Quiznos)(2)	New Common Stock	1,256	—	160
Total Investment in Equity Securities (100% of net asset value at fair value)			$—	$2,830

CLO Securities Portfolio

Portfolio Company	CLO Investment	Principal	Cost	Value
APID 2007-5A(1) CLO Rated Notes	Floating – 04/2021 – D – 03761XAG5	$1,000,000	$1,000,000	$963,108
HLCNL 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 40537AAA3	3,000,000	2,968,134	2,902,077
MDPK 2007-4A(1) CLO Rated Notes	Floating – 03/2021 – D – 55817UAF7	2,000,000	2,000,000	1,869,623
NAVIG 2007-2A(1) CLO Rated Notes	Floating – 04/2021 – D – 63937HAD0	3,000,000	3,000,000	2,910,373
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – C – 89288BAG6	3,000,000	3,000,000	2,778,118
TRAL 2007-1A(1) CLO Rated Notes	Floating – 04/2022 – D – 89288AAA1	1,000,000	1,000,000	937,226
Total Investment in CLO Rated Notes		13,000,000	12,968,134	12,360,525
Total Investments		$259,578,754	$257,293,380	$246,766,505

(1)	Investment in a Collateralized Loan Obligation Fund
(2)	Loan on non-accrual status
(3)	Buildings and real estate relate to real estate ownership, builders, managers and developers and excludes mortgage debt investments and mortgage lenders or originators.

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

Pursuant to a collateral management agreement (the “Collateral Management Agreement”), Katonah 2007-1 Management, L.L.C. (the “Manager”), which is an indirect wholly-owned portfolio company of KCAP Financial, provides investment management services to the Fund, and makes day-to-day investment decisions concerning the assets of the Fund. The Manager also performs certain administrative services on behalf of the Fund under the Collateral Management Agreement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940.

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

Management Fees.  The Fund is externally managed by the Manager pursuant to the Collateral Management Agreement. As compensation for the performance of its obligations under the Collateral Management Agreement, the Manager is entitled to receive from the Fund a senior collateral management fee (the “Senior Collateral Management Fee”), a subordinated collateral management fee (the “Subordinated Collateral Management Fee”) and an incentive collateral management fee (the “Incentive Collateral Management Fee”).The Senior Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Fund (the “Priority of Payments”)) in an amount equal to 0.10% per annum of the aggregate principal amount of the Fund’s investments. The Subordinated Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.15% per annum of the aggregate principal amount of the Fund’s investments. The Incentive Collateral Management Fee equals 20% of the amount of interest and principal payments remaining available for distribution to the holders of the Fund’s preferred shares under the Priority of Payments at which the Incentive Collateral Management Fee may be paid. For the years ended December 31, 2016, 2015 and 2014, there were no Incentive Fees incurred by the Fund.

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

3. INVESTMENTS

The investments held by the Fund are primarily invested in senior secured bank loans (typically syndicated by banks), bonds, and equity securities. Bank loan investments, which comprise the majority of the Fund’s portfolio, are senior secured corporate loans from a variety of industries, including but not limited to the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas, and finance industries. The investments mature at various dates between 2017 and 2022, pay interest at Libor or Prime plus a spread of up to 1.5%, and typically range in credit rating categories from BBB down to unrated. Non-accrual loans represented less than 1% of investments at fair value as of December 31, 2016 and December 31, 2015. The aggregate unpaid principal value of loans past due as of December 31, 2016 and December 31, 2015 was approximately $449,000 and $1.1 million, respectively and the difference between fair value and the unpaid principal balance was approximately $413,000 and $934,000, respectively. The Fund’s investments are valued based on price quotations provided by an independent third-party pricing source which are indicative of traded prices and/or dealer price quotations. In the event that a third-party pricing source is unable to price an investment, other relevant factors, data and information are considered, including: i) information relating to the market for the investment, including price quotations for and trading in the investment and interest in similar investments and the market environment and investor attitudes towards the investment and interests in similar investments; ii) the characteristics of and fundamental analytical data relating to the investment, including the cost, size, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the loan and any related agreements, and the position of the loan in the issuer’s debt structure; iii) the nature, adequacy and value of the senior secured corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral; iv) the creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects; v) the reputation and financial condition of the agent and any intermediate participants in the senior secured corporate loan; and vi) general economic and market conditions affecting the fair value of the senior secured corporate loan.

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

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

The carrying value of investments held and debt issued by the Fund is also their fair value. The following tables present the fair value hierarchy levels of investments held and debt issued by the Fund, which are measured at fair value as of December 31, 2016 and December 31, 2015:

December 31, 2016
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$176,684,976	—	—	$176,684,976
Liabilities:
CLO Fund Liabilities	$208,812,164	—	—	$208,812,164

December 31, 2015
($ in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments	$246,766,505	—	—	$246,766,505
Liabilities:
CLO Fund Liabilities	$261,433,473	—	—	$261,433,473

The following tables show a reconciliation of the beginning and ending fair value measurements for Level 3 assets using significant unobservable inputs:

For the year ended December 31, 2016
Beginning balance	$246,766,505
Purchase of investments	82,554,227
Proceeds from sale and redemption of investments	(159,676,298)
Net Realized and Unrealized (losses)	7,040,542
Ending balance	$176,684,976
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	$3,636,405

For the year ended December 31, 2015
Beginning balance	$273,373,948
Purchase of investments	93,243,381
Proceeds from sale and redemption of investments	(113,199,395)
Net realized and unrealized (losses)	(6,651,429)
Ending balance	$246,766,505
Changes in unrealized appreciation (depreciation) included in earnings related to investments still held at reporting date	$(5,313,969)

KATONAH 2007-I CLO LTD.

NOTES TO FINANCIAL STATEMENTS

3. INVESTMENTS  – (continued)

As of December 31, 2016, the Manager’s Level 3 portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	$3,787,243	Income Approach	Implied Effective Discount Rate	6.72% – 7.89%
	166,915,409	Market Quote	Third-Party Bid-Ask Mid	4.9% – 102.0%
Equity Securities	150,524	Market Quote	Third-Party Bid-Ask Mid	0.25 – 2.50
CLO Fund Securities	5,831,800	Discounted Cash Flow	Discount Rate	3.52% – 5.57%
	$176,684,976

As of December 31, 2015, the Manager’s Level 3 portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Valuation Technique	Unobservable inputs	Range of Inputs
Debt Securities	234,403,150	Market Quote	Third-Party Bid-Ask Mid	10.8% – 101.0%
Equity Securities	2,830	Market Quote	Third-Party Bid-Ask Mid	0.13 – 1.0
CLO Fund Securities	12,360,525	Discounted Cash Flow	Discount Rate	3.82% – 5.89%
	$246,766,505

The following tables show a reconciliation of the beginning and ending fair value measurements for Level 3 liabilities using significant unobservable inputs:

For the year ended December 31, 2016
Beginning balance	$261,433,473
Repayments	(54,179,244)
Unrealized depreciation	1,557,935
Ending balance	$208,812,164
Changes in unrealized appreciation (depreciation) included in earnings related to liabilities still held at reporting date	$1,557,935

For the year ended December 31, 2015
Beginning balance	$290,699,426
Repayments	(23,002,449)
Unrealized depreciation	(6,263,504)
Ending balance	$261,433,473
Changes in unrealized appreciation included in earnings related to liabilities still held at reporting date	$(6,263,504)

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

The Fund’s debt is presented at fair value with the difference between principal and fair value recorded as unrealized gain/loss. The par amount of the Fund’s debt is approximately $220 million and $274 million as of December 31, 2016 and December 31, 2015, respectively.

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

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Fund adopted the provisions of Financial Accounting Standards Board (“FASB”) relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. As of December 31, 2016 and 2015 there was no impact to the financial statements as a result of the Fund’s accounting for uncertainty in income taxes. The Fund does not have any unrecognized tax benefits or liabilities for the years ended December 31, 2016, 2015 and 2014. Also, the Fund recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Fund for the years ended December 31, 2016, 2015 and 2014.

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

Title of Debt Security	Principal Amount	Amount Outstanding	Interest Rate	Maturity	Fair Value
Class A-1L Floating Rate Notes	$122,686,300	$122,686,300	LIBOR + 0.85%	April 23, 2022	$122,673,114
Class A-2L Floating Rate Notes	26,000,000	26,000,000	LIBOR + 1.50%	April 23, 2022	26,062,401
Class A-3L Floating Rate Notes	18,000,000	18,000,000	LIBOR + 2.00%	April 23, 2022	18,059,400
Class B-1L Floating Rate Notes	11,000,000	11,000,000	LIBOR + 3.00%	April 23, 2022	11,025,300
Class B-2L Floating Rate Notes	10,500,000	10,500,000	LIBOR + 5.00%	April 23, 2022	10,538,850
Preferred Shares	31,411,736	31,411,736	N/A	April 23, 2022	20,453,099
	$219,598,036	$219,598,036			$208,812,164

During 2016 and 2015, approximately $54 million and $23 million of the Class A-1L Floating Rate Notes was repaid in the normal course of business of the Fund, respectively.

6. COMMITMENTS AND CONTINGENCIES

As of December 31, 2016 and 2015 the Fund had no commitments to fund investments.

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

8. SUBSEQUENT EVENTS

The Fund has evaluated events and transactions occurring subsequent to December 31, 2016 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these financial statements.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of the Company.(1)
3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(2)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(1)
4.2	Form of Dividend Reinvestment Plan.(3)
4.3	Form of Base Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(4)
4.4	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(4)
4.5	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.4)
10.1	Form of the Amended and Restated 2006 Equity Incentive Plan.(5)*
10.2	Form of Company Non-Qualified Stock Option Certificate.(3)*
10.3	Form of Custodian Agreement. (3)
10.4	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(3)
10.5	Form of Executive Employment Agreement.(6)*
10.6	Form of Indemnification Agreement for Officers and Directors of the Company.(7)
10.7	Amended and Restated Non-Employee Director Plan.(8)*
10.8	Purchase Agreement, dated June 16, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC, KCAP Senior Funding I, LLC and Guggenheim Securities, LLC.(9)
10.9	Master Loan Sale Agreement, dated June 18, 2013, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC and KCAP Senior Funding I, LLC.(10)
10.10	Indenture, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and U.S. Bank National Association.(11)
10.11	Collateral Management Agreement, dated June 18, 2013, by and between KCAP Senior Funding I, LLC and KCAP Financial, Inc.(12)
10.12	Collateral Administration Agreement, dated June 18, 2013, by and among KCAP Senior Funding I, LLC and U.S. Bank National Association and U.S. Bank National Association.(13)
10.13	Upsize Purchase Agreement, dated December 4, 2014, by and among KCAP Financial, Inc., KCAP Senior Funding I Holdings, LLC, KCAP Senior Funding I, LLC and Guggenheim Securities, LLC.(14)
10.14	Subordinated Note Purchase Agreement, dated December 8, 2014, by and between KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC.(15)
10.15	First Supplemental Indenture, dated December 8, 2014, by and between KCAP Senior Funding I, LLC and U.S. Bank National Association.(16)
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21.1	List of Subsidiaries.(17)
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

E-1

Exhibit Number	Description
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).
(2)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(4)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on August 5, 2015 (File No. 814-00735).
(6)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on May 6, 2015 (File No. 814-00735).
(7)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(8)	Incorporated by reference to Exhibit 4.1 included in the Registration Statement on Form S-8, as filed on July 28, 2011 (File No. 333-175838).
(9)	Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, as filed on June 19, 2013.
(10)	Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, as filed on June 19, 2013.
(11)	Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K, as filed on June 19, 2013.
(12)	Incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K, as filed on June 19, 2013.
(13)	Incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K, as filed on June 19, 2013.
(14)	Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, as filed on December 9, 2014.
(15)	Incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, as filed on December 9, 2014.
(16)	Incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K, as filed on December 9, 2014.
(17)	Incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K, as filed on March 9, 2016.
*	Indicates a management contract or compensatory plan, contract or agreement.
**	Filed herewith.

E-2