Form 10-Q
period 2017-03-31
KCAP Financial, Inc.
filed 2017-05-04
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer”, "non-accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of common stock of the registrant as of May 2, 2017 was 37,225,664.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2017 - $22,674,790; 2016 - $28,699,269)	$22,674,790	$28,699,269
Debt securities (cost: 2017 - $247,632,590; 2016 - $249,520,234)	237,657,701	238,343,330
CLO Fund Securities managed by affiliates (cost: 2017 - $71,906,949; 2016 - $71,734,809)	50,827,938	51,908,784
CLO Fund Securities managed by non-affiliates (cost: 2017 - $5,088,026; 2016 - $5,116,508)	2,171,090	2,265,566
Equity securities (cost: 2017 - $10,389,008; 2016 - $10,389,007)	4,902,794	5,056,355
Asset Manager Affiliates (cost: 2017 - $54,691,230; 2016 - $55,341,230)	36,942,000	40,198,000
Total Investments at Fair Value (cost: 2017 - $412,382,593; 2016 - $420,801,057)	355,176,313	366,471,304
Cash	5,178,290	1,307,257
Restricted cash	7,986,487	8,528,298
Interest receivable	1,143,363	1,033,917
Receivable for open trades	—	2,950,658
Due from affiliates	378,731	612,854
Other assets	404,245	467,695

Total Assets	$370,267,429	$381,371,983

LIABILITIES
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2017 - $2,128,524 and $2,289,547, respectively; 2016 - $2,286,425 and $2,459,156, respectively)	$142,931,928	$142,604,419
7.375% Notes Due 2019 (net of offering costs of: 2017 - $505,488; 2016 - $550,774)	33,025,437	32,980,151
Payable for open trades	1,000,000	7,884,943
Accounts payable and accrued expenses	932,301	2,047,405
Accrued interest payable	947,873	930,086
Due to affiliates	-	54

Total Liabilities	178,837,539	186,447,058

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,313,651 issued, and 37,209,649 outstanding at March 31, 2017, and 37,282,296 issued, and 37,178,294 outstanding at December 31, 2016	372,096	371,783
Capital in excess of par value	353,955,039	353,404,155
Excess distribution of net investment income	(15,843,963)	(14,630,319)
Accumulated net realized losses	(88,447,958)	(88,491,896)
Net unrealized depreciation on investments	(58,605,324)	(55,728,798)

Total Stockholders' Equity	191,429,890	194,924,925

Total Liabilities and Stockholders' Equity	$370,267,429	$381,371,983

NET ASSET VALUE PER COMMON SHARE	$5.14	$5.24

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Investment Income:
Interest from investments in debt securities	$4,555,178	$5,705,577
Interest from cash and time deposits	15,906	7,372
Investment income on CLO Fund Securities managed by affiliates	2,974,558	3,051,816
Investment income on CLO Fund Securities managed by non-affiliates	118,111	152,317
Dividends from Asset Manager Affiliates	—	550,000
Capital structuring service fees	110,644	43,239

Total investment income	7,774,397	9,510,321

Expenses:
Interest and amortization of debt issuance costs	2,180,972	2,573,440
Compensation	1,225,735	966,588
Professional fees	549,281	651,939
Insurance	95,036	106,223
Administrative and other	505,234	447,361

Total expenses	4,556,258	4,745,551

Net Investment Income	3,218,139	4,764,770
Realized And Unrealized Gains (Losses) On Investments:
Net realized gains (losses) from investment transactions	43,938	(7,811,888)
Net change in unrealized appreciation (depreciation) on:
Debt securities	1,202,017	(1,731,990)
Equity securities	(153,562)	1,379,413
CLO Fund Securities managed by affiliates	(1,252,986)	3,270,541
CLO Fund Securities managed by non-affiliates	(65,994)	(180,545)
Asset Manager Affiliates investments	(2,606,000)	(6,533,000)

Total net change in unrealized depreciation	(2,876,525)	(3,795,581)

Net realized and unrealized loss on investments	(2,832,587)	(11,607,469)

Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$385,552	$(6,842,699)

Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.01	$(0.18)
Diluted:	$0.01	$(0.18)
Net Investment Income Per Common Share:
Basic:	$0.09	$0.13
Diluted:	$0.09	$0.13

Weighted Average Shares of Common Stock Outstanding—Basic	37,202,996	37,109,735
Weighted Average Shares of Common Stock Outstanding—Diluted	37,202,996	37,109,735

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31,
	2017	2016

Operations:
Net investment income	$3,218,139	$4,764,770
Net realized gains (losses) from investment transactions	43,938	(7,811,888)
Net change in unrealized depreciation on investments	(2,876,525)	(3,795,581)

Net increase (decrease) in stockholders’ equity resulting from operations	385,552	(6,842,699)

Stockholder distributions	(4,431,785)	(5,496,812)

Capital share transactions:
Issuance of common stock for:
Dividend reinvestment plan	162,384	205,796
Stock based compensation	388,814	420,973

Net increase in net assets resulting from capital share transactions	551,198	626,769

Net assets at beginning of period	194,924,925	216,100,470

Net assets at end of period (including undistributed net investment income of $0 in 2017 and $0 in 2016)	$191,429,890	$204,387,728

Net asset value per common share	$5.14	$5.50
Common shares outstanding at end of period	37,209,649	37,130,433

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net increase (decrease) in stockholder's equity resulting from operations	$385,552	$(6,842,699)
Adjustments to reconcile net increase (decrease) in stockholder’s equity resulting from operations to net cash provided by operations:
Net realized (gains) losses on investment transactions	(43,938)	7,811,888
Net change in unrealized depreciation from investments	2,876,525	3,795,581
Purchases of investments	(28,597,362)	(5,860,000)
Proceeds from sales and redemptions of investments	37,452,361	24,051,566
Net accretion of investments	(243,790)	1,826,450
Amortization of original issue discount on indebtedness	157,901	153,742
Amortization of debt issuance costs	214,894	238,882
Payment-in-kind interest income	(148,805)	(358,684)
Stock-based compensation	388,814	420,973
Changes in operating assets and liabilities:
(Decrease) in payable for open trades	(6,884,943)	—
Decrease in receivable for open trades	2,950,658	—
(Increase) decrease in interest and dividends receivable	(109,446)	80,111
Decrease in other assets	63,450	60,745
Decrease (increase) in due from affiliates	234,123	(718,554)
(Decrease) in due to affiliates	(54)	(554,243)
(Decrease) in accounts payable and accrued expenses	(1,097,317)	(1,754,022)

Net cash provided by operating activities	7,598,623	22,351,736

FINANCING ACTIVITIES:
Distributions to stockholders net of dividend reinvestment	(4,269,401)	(5,291,018)
Repayment/repurchase of Convertible Notes	—	(19,299,000)

Net cash (used in) financing activities	(4,269,401)	(24,590,018)

CHANGE IN CASH AND RESTRICTED CASH	3,329,222	(2,238,282)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,835,555	7,138,272

CASH AND RESTRICTED CASH, END OF PERIOD	$13,164,777	$4,899,990

Supplemental Information:
Interest paid during the period	$1,790,390	$2,567,401
Dividends paid during the period under the dividend reinvestment plan	$162,384	$205,796

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2017

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
1A Smart Start LLC[8,9] Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.9% Cash, 1.0% Libor Floor, Due 2/22	$2,962,500	$2,940,096	$2,958,353

4L Technologies Inc. (fka Clover Holdings, Inc.)[8,9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,713,465	2,699,414	2,637,217

Advanced Lighting Technologies, Inc,[8,9,14] Consumer goods: Durable	First Lien Bond — 12.500% - 6/2019 - 00753CAG7 5.3% Cash, 7.3% PIK, Due 6/19	3,157,500	3,054,338	1,089,338

Advantage Sales & Marketing Inc.[8] Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,001,676	990,200

Alere Inc. (fka IM US Holdings, LLC)[9] Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	3,022,586	3,017,016	3,033,921

American Seafoods Group LLC[8,9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,683,704	3,670,208	3,696,597

Anaren, Inc.[8,9] Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.6% Cash, 1.0% Libor Floor, Due 2/21	1,862,112	1,851,738	1,850,195

Apco Holdings, Inc.[8,9] Services: Business	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/22	3,792,162	3,700,381	3,788,370

API Technologies Corp.[8,9] High Tech Industries	Senior Secured Loan — Initial Term Loan 7.6% Cash, 1.0% Libor Floor, Due 4/22	3,473,750	3,414,914	3,472,013

Aristotle Corporation, The[8,9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.6% Cash, 1.0% Libor Floor, Due 6/21	3,656,556	3,643,560	3,648,146

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Asurion, LLC (fka Asurion Corporation)[8,9] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Replacement B-2 Term Loan 4.2% Cash, 0.8% Libor Floor, Due 7/20	$184,525	$184,948	$185,948

Avalign Technologies, Inc.[8] Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.6% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	992,430	983,400

Avalign Technologies, Inc.[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,916,442	2,917,386

BarBri, Inc. (Gemini Holdings, Inc.)[8,9] Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,465,308	2,460,567	2,434,738

BBB Industries US Holdings, Inc.[8,9] Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,947,500	2,908,792	2,831,369

Bestop, Inc.[8,9] Automotive	Senior Secured Loan — Delayed Draw Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	63,260	61,478	63,184

Bestop, Inc.[8,9] Automotive	Senior Secured Loan — First Amendment Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	493,566	489,167	492,974

Bestop, Inc.[8,9] Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	1,480,368	1,460,358	1,478,591

Carolina Beverage Group LLC[8] Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,505,454	1,489,350

CCS Intermediate Holdings, LLC[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.1% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,915,919	2,479,523

Cengage Learning, Inc.[8,9] Media: Advertising, Printing & Publishing	Senior Secured Loan — 2016 Refinancing Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/23	3,784,380	3,779,649	3,620,592

Checkout Holding Corp. (fka Catalina Marketing)[8,9] Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	955,000	952,250	864,275

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
CHS/Community Health Systems, Inc.[9] Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	$2,878,621	$2,854,616	$2,844,264

Consolidated Communications, Inc.[9] Telecommunications	Senior Secured Loan — Initial Term Loan 4.0% Cash, 1.0% Libor Floor, Due 10/23	2,062,263	2,057,462	2,075,337

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)[8] Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,010,709	2,475,000

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,932,763	2,911,439	2,783,778

Drew Marine Group Inc.[8] Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.1% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,496,538	2,400,000

Eastern Power, LLC (Eastern Covert Midco, LLC) (aka TPF II LC, LLC)[8,9] Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 10/23	2,796,756	2,815,456	2,813,187

ELO Touch Solutions, Inc.[8,9] High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 6/18	1,398,040	1,378,666	1,364,347

Empower Payments Acquisition, Inc[8,9] Services: Business	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/23	2,992,500	2,935,328	2,981,727

EWT Holdings III Corp. (fka WTG Holdings III Corp.)[8,9] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 4.9% Cash, 1.0% Libor Floor, Due 1/21	1,741,003	1,737,060	1,724,985

FHC Health Systems, Inc.[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,829,000	3,802,884	3,615,208

First American Payment Systems, L.P.[8] Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 11.5% Cash, 1.0% Libor Floor, Due 7/24	1,500,000	1,456,303	1,408,350

Getty Images, Inc.[8,9] Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,134,995	2,141,472	1,875,465

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
GI Advo Opco, LLC[8] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.7% Cash, 1.0% Libor Floor, Due 11/21	$246,875	$244,956	$223,471

GI Advo Opco, LLC[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.7% Cash, 1.0% Libor Floor, Due 11/21	2,715,625	2,694,524	2,458,184

GK Holdings, Inc. (aka Global Knowledge)[8] Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 11.4% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,479,272	1,474,050

GK Holdings, Inc. (aka Global Knowledge)[8,9] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 7.1% Cash, 1.0% Libor Floor, Due 1/21	4,438,648	4,413,162	4,405,358

Global Tel*Link Corporation[8] Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,960,194	3,911,600

Gold Standard Baking, Inc.[8,9] Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.4% Cash, 1.0% Libor Floor, Due 4/21	2,456,250	2,447,837	2,454,531

Grupo HIMA San Pablo, Inc.[8] Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,880,000	2,870,374	2,764,800

Grupo HIMA San Pablo, Inc.[8] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,960,865	6,370,000

Gymboree Corporation., The[8,9] Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,420,455	1,416,024	593,445

Hargray Communications Group, Inc. (HCP Acquisition LLC)[8,9] Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 4.9% Cash, 1.0% Libor Floor, Due 6/19	2,879,638	2,855,975	2,879,638

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[8,9] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-5 Term Loan 7.1% Cash, 1.0% Libor Floor, Due 12/21	1,334,704	1,318,965	1,348,886

Harland Clarke Holdings Corp. (fka Clarke American Corp.)[8,9] Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-6 Term Loan 6.6% Cash, 1.0% Libor Floor, Due 2/22	2,917,761	2,889,214	2,944,021

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Highland Acquisition Holdings, LLC (aka HealthSun Health Plans, Inc.)[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	$1,975,000	$1,883,259	$1,950,313

Highline Aftermarket Acquisition, LLC[8,9] Automotive	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 3/24	1,500,000	1,492,512	1,492,500

Hoffmaster Group, Inc.[8] Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 11/24	1,600,000	1,554,026	1,548,000

Hoffmaster Group, Inc.[8,9] Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 11/23	2,660,000	2,634,684	2,661,862

Industrial Services Acquisition, LLC (aka Evergreen / NAIC)[8,9] Environmental Industries	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 6/22	2,887,500	2,862,271	2,887,500

Ivanti Software, Inc. (fka LANDesk Group, Inc.)[8] High Tech Industries	Junior Secured Loan — Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 1/25	3,228,619	3,228,619	3,228,619

Kellermeyer Bergensons Services, LLC[8,9] Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	3,950,120	3,927,591	3,890,868

Key Safety Systems, Inc.[8,9] Automotive	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 8/21	1,394,077	1,389,685	1,410,457

MB Aerospace ACP Holdings II Corp.[8,9] Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.7% Cash, 1.0% Libor Floor, Due 12/22	1,339,110	1,328,548	1,339,646

Medrisk, Inc.[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.4% Cash, 1.0% Libor Floor, Due 2/23	1,980,000	1,963,205	1,980,000

National Home Health Care Corp.[8] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 12/22	1,500,728	1,479,192	1,470,863

National Home Health Care Corp.[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 12/21	2,981,250	2,953,191	2,977,673

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Nellson Nutraceutical, LLC[8,9] Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.1% Cash, 1.0% Libor Floor, Due 12/21	$2,344,706	$2,330,591	$2,344,471

Nellson Nutraceutical, LLC[8,9] Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.1% Cash, 1.0% Libor Floor, Due 12/21	2,066,562	2,053,576	2,066,355

Nielsen & Bainbridge, LLC[8,9] Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/20	5,361,360	5,328,534	5,361,360

NM Z Parent Inc. (aka Zep, Inc.)[8,9] Chemicals, Plastics and Rubber	Senior Secured Loan — 2016 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 6/22	3,438,750	3,450,149	3,474,169

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)[8,9] Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 8.1% Cash, 1.3% Libor Floor, Due 7/20	1,928,630	1,890,331	1,880,029

Onex Carestream Finance LP8 Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.6% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,783,523

Onex Carestream Finance LP8, 9 Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.1% Cash, 1.0% Libor Floor, Due 6/19	1,723,617	1,726,495	1,701,383

Otter Products, LLC (OtterBox Holdings, Inc.)[8,9] Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,600,266	2,588,047	2,544,360

PGX Holdings, Inc.[8,9] Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	3,595,714	3,574,690	3,586,365

Playpower, Inc.[8,9] Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.9% Cash, 1.0% Libor Floor, Due 6/21	1,965,000	1,954,591	1,965,196

Power Products, LLC[8,9] Capital Equipment	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 12/22	2,000,000	1,990,243	1,990,000

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
PrimeLine Utility Services LLC (fka FR Utility Services LLC)[8,9] Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	$3,925,659	$3,895,827	$3,928,014

Priority Payment Systems Holdings LLC[8,9] Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/23	3,990,000	3,951,668	3,960,873

PSC Industrial Holdings Corp.[8,9] Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.9% Cash, 1.0% Libor Floor, Due 12/20	2,966,713	2,947,322	2,953,066

Q Holding Company (fka Lexington Precision Corporation)[8,9] Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 6.1% Cash, 1.0% Libor Floor, Due 12/21	2,984,733	2,956,243	2,955,781

Quad-C JH Holdings Inc. (aka Joerns Healthcare)[8,9] Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.2% Cash, 1.0% Libor Floor, Due 5/20	3,890,093	3,874,832	3,617,786

Ravn Air Group, Inc.[8,9] Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.4% Cash, 1.0% Libor Floor, Due 7/21	2,406,250	2,397,545	2,317,219

Roscoe Medical, Inc.[8] Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,669,733	6,499,000

Salient CRGT Inc.[8,9] High Tech Industries	Senior Secured Loan — Initial Term Loan 6.8% Cash, 1.0% Libor Floor, Due 2/22	3,000,000	2,940,954	2,955,000

Sandy Creek Energy Associates, L.P.[8,9] Utilities: Electric	Senior Secured Loan — Term Loan 5.1% Cash, 1.0% Libor Floor, Due 11/20	2,606,504	2,599,760	2,077,905

Stafford Logistics, Inc.(dba Custom Ecology, Inc.)[8,9] Environmental Industries	Senior Secured Loan — Term Loan 7.7% Cash, 1.0% Libor Floor, Due 8/21	2,709,639	2,695,021	2,439,488

Tank Partners Holdings, LLC[8,14] Energy: Oil & Gas	Senior Secured Loan — Loan 10.3% Cash, 4.0% PIK, 3.0% Libor Floor, Due 8/19	11,049,279	10,820,492	7,819,575

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
Terra Millennium Corporation[8,9] Construction & Building	Senior Secured Loan — First Out Term Loan 7.3% Cash, 1.0% Libor Floor, Due 10/22	$3,975,000	$3,937,126	$3,975,000

Time Manufacturing Acquisition, LLC[8,9] Capital Equipment	Senior Secured Loan — Term Loan 6.2% Cash, 1.0% Libor Floor, Due 2/23	1,500,000	1,492,672	1,500,000

TronAir Parent Inc.[8,9] Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.9% Cash, 1.0% Libor Floor, Due 9/23	3,980,000	3,942,913	3,979,204

TRSO I, Inc.[8] Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 1.0% Libor Floor, Due 12/19	1,000,000	992,199	1,000,000

U.S. Shipping Corp (fka U.S. Shipping Partners LP)[8,9] Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,266,623	1,265,891	1,199,999

USJ-IMECO Holding Company, LLC[8,9] Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,670,376	3,660,989	3,518,790

Verdesian Life Sciences, LLC[8,9] Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,712,558	3,682,896	3,584,846

VIP Cinema Holdings, Inc.[8,9] Hotel, Gaming & Leisure	Senior Secured Loan — Initial Term Loan (First Lien) 7.0% Cash, 1.0% Libor Floor, Due 3/23	2,000,000	1,990,110	1,990,000

Weiman Products, LLC[8] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.9% Cash, 1.0% Libor Floor, Due 11/18	832,018	829,219	819,371

Weiman Products, LLC[8,9] Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.9% Cash, 1.0% Libor Floor, Due 11/18	4,148,678	4,134,948	4,085,618

WideOpenWest Finance, LLC[8,9] Media: Broadcasting & Subscription	Senior Secured Loan — New Term B Loan 4.6% Cash, 1.0% Libor Floor, Due 8/23	2,985,000	2,985,000	3,004,477

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]
WireCo WorldGroup Inc. [8] Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 9/24	$3,000,000	$2,957,746	$3,002,700

WireCo WorldGroup Inc. (WireCo WorldGroup Finance LP)[8,9] Capital Equipment	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 9/23	1,741,250	1,725,053	1,743,165

Total Investment in Debt Securities
(124% of net asset value at fair value)		$249,597,832	$247,632,590	$237,657,701

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,[5,8,9] Consumer goods: Durable	Preferred Stock Series C	1.8%	$1	$1,000

Aerostructures Holdings L.P.[5,8] Aerospace and Defense	Partnership Interests	1.2%	1,000,000	13,471

Aerostructures Holdings L.P.[5,8] Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	1,091,819

Caribe Media Inc. (fka Caribe Information Investments Incorporated)[5,8] Media: Advertising, Printing & Publishing	Common	1.3%	359,765	554,067

DBI Holding LLC[5,8] Services: Business	Class A Warrants	3.2%	1	1,000

eInstruction Acquisition, LLC[5,8] Services: Business	Membership Units	1.1%	1,079,615	1,000

FP WRCA Coinvestment Fund VII, Ltd.[3,5] Capital Equipment	Class A Shares	1,500	1,500,000	707,874

Perseus Holding Corp.[5,8] Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Roscoe Investors, LLC[5,8] Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,169,000

Tank Partners Holdings, LLC[5,8,11] Energy: Oil & Gas	Class B Units	5.8%	980,000	1,000

Tank Partners Holdings, LLC[5,8] Energy: Oil & Gas	Warrants	1.3%	185,205	1,000

Portfolio Company / Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value[2]
TRSO II, Inc.[5,8] Energy: Oil & Gas	Common Stock	5.4%	$1,680,161	$1,359,563

New Millennium Holdco, Inc. (Millennium Health, LLC)[5,8] Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Total Investment in Equity Securities
(3% of net asset value at fair value)			$10,389,008	$4,902,794

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment[12]	Percentage Ownership	Amortized Cost	Fair Value[2]
Grant Grove CLO, Ltd.[3,13]	Subordinated Securities, effective interest N/M, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.[3,13]	Preferred Shares, effective interest N/M, 5/15 maturity	23.1%	1,287,155	369,000
Katonah 2007-I CLO Ltd.[3,6]	Preferred Shares, effective interest 25.6%, 4/22 maturity	100.0%	29,101,810	20,847,854
Trimaran CLO VII, Ltd.[3,6,13]	Income Notes, effective interest N/M, 6/21 maturity	10.5%	934,010	565,000
Catamaran CLO 2012-1 Ltd.[3,6]	Subordinated Notes, effective interest 8.3%, 12/23 maturity	24.9%	5,778,004	2,679,951
Catamaran CLO 2013- 1 Ltd.[3,6]	Subordinated Notes, effective interest 14.6%, 1/25 maturity	23.5%	5,067,975	4,613,262
Catamaran CLO 2014-1 Ltd.[3,6]	Subordinated Notes, effective interest 9.8%, 4/26 maturity	24.9%	7,635,476	4,376,540
Dryden 30 Senior Loan Fund[3]	Subordinated Notes, effective interest 35.2%, 11/25 maturity	7.5%	1,314,985	1,801,090
Catamaran CLO 2014-2 Ltd.[3,6]	Subordinated Notes, effective interest 11.2%, 10/26 maturity	24.9%	6,972,176	4,879,005
Catamaran CLO 2015-1 Ltd.[3,6]	Subordinated Notes, effective interest 9.8%, 4/27 maturity	9.9%	4,494,789	3,110,826
Catamaran CLO 2016-1 Ltd.[3,6]	Subordinated Notes, effective interest 13.3%, 1/29 maturity	24.9%	10,478,346	8,365,500
Total Investment in CLO Subordinated Securities			$75,550,612	$51,609,028

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value[2]
Catamaran CLO 2014-1 Ltd.[3,6]	Float - 04/2026 - E - 14889FAC7	15.1%	$1,444,363	$1,390,000
Total Investment in CLO Rated-Note			$1,444,363	$1,390,000
Total Investment in CLO Fund Securities
(28% of net asset value at fair value)			$76,994,975	$52,999,028

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates[8,10]	Asset Management Company	100.0%	$54,691,230	$36,942,000
Total Investment in Asset Manager Affiliates (19% of net asset value at fair value)			$54,691,230	$36,942,000

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account[7,8]	Money Market Account	0.10%	$14,268	$14,268
US Bank Money Market Account[8]	Money Market Account	0.02%	22,660,522	22,660,522
Total Investment in Time Deposit and Money Market Accounts (12% of net asset value at fair value)			$22,674,790	$22,674,790
Total Investments[4] (186% of net asset value at fair value)			$412,382,593	$355,176,313

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2017. As noted in the table above, 93% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.

[2]	Reflects the fair market value of all investments as of March 31, 2017, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $420 million. The aggregate gross unrealized appreciation is approximately $2.2 million, the aggregate gross unrealized depreciation is approximately $67.1 million, and the net unrealized depreciation is approximately $64.9 million.

[5]	Non-income producing.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account holding restricted cash and security deposits for employee benefit plans.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

[9]	As of March 31, 2017, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s debt obligation.

[10]	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

[11]	Non-voting.

[12]	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

[13]	Notice of redemption has been received for this transaction.

[14]	Loan or security was on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
1A Smart Start LLC (8) , (9) Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$2,970,000	$2,946,408	$2,919,807

4L Technologies Inc. (fka Clover Holdings, Inc.) (8) , (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,720,465	2,705,259	2,606,194

Advanced Lighting Technologies, Inc, (8) , (9) , (14) Consumer goods: Durable	First Lien Bond — 12.500% – 6/2019 — 00753CAG7 5.3% Cash, 7.3% PIK, Due 6/19	3,060,919	3,060,919	1,089,338

Advantage Sales & Marketing Inc. (8) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,001,753	995,300

Alere Inc. (fka IM US Holdings, LLC) (9) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	3,030,277	3,024,429	3,034,489

American Seafoods Group LLC (8) , (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,853,704	3,838,792	3,874,899

Anaren, Inc. (8) , (9) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,871,912	1,860,822	1,864,237

Apco Holdings, Inc. (8) , (9) Services: Business	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/22	3,867,838	3,769,454	3,900,714

API Technologies Corp. (8) , (9) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1.0% Libor Floor, Due 4/22	3,482,500	3,420,642	3,480,759

Aristotle Corporation, The (8) , (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,665,860	3,652,075	3,604,274

Asurion, LLC (fka Asurion Corporation) (8) , (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	876,911	873,399	889,736

Asurion, LLC (fka Asurion Corporation) (8) , (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Replacement B-2 Term Loan 4.0% Cash, 0.8% Libor Floor, Due 7/20	187,812	188,275	189,719

Avalign Technologies, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	992,078	985,000

Avalign Technologies, Inc. (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,913,921	2,915,640

Bankruptcy Management Solutions, Inc. (8) Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	665,654	665,654	655,935

BarBri, Inc. (Gemini Holdings, Inc.) (8) , (9) Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,619,636	2,614,056	2,578,508

BBB Industries US Holdings, Inc. (8) , (9) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,947,500	2,906,715	2,800,125

Bestop, Inc. (8) , (9) Automotive	Senior Secured Loan — Delayed Draw Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	34,660	32,776	34,466

Bestop, Inc. (8) , (9) Automotive	Senior Secured Loan — First Amendment Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	500,000	495,290	497,200

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
Bestop, Inc. (8) , (9) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	$1,520,000	$1,498,330	$1,452,512

Carolina Beverage Group LLC (8) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,506,461	1,487,400

CCS Intermediate Holdings, LLC (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,932,500	2,922,875	2,470,338

Cengage Learning, Inc. (8) , (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — 2016 Refinancing Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/23	3,793,913	3,788,981	3,702,043

Checkout Holding Corp. (fka Catalina Marketing) (8) , (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	975,000	972,021	853,125

CHS/Community Health Systems, Inc. (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	2,878,621	2,853,070	2,796,465

Consolidated Communications, Inc. (9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.0% Cash, 1.0% Libor Floor, Due 10/23	2,067,444	2,062,450	2,067,444

CRGT Inc. (8) , (9) High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,224,017	3,190,360	3,224,339

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) (8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,011,328	2,463,000

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort) (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,940,225	2,917,719	2,818,941

Drew Marine Group Inc. (8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,496,331	2,380,000

Eastern Power, LLC (Eastern Covert Midco, LLC) (aka TPF II LC, LLC) (8) , (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 10/21	2,796,756	2,814,422	2,826,122

Electric Lightwave Holdings, Inc. (f.k.a. Integra Telecom Holdings, Inc.) (8) , (9) Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,932,538	2,924,968	2,945,734

ELO Touch Solutions, Inc. (8) , (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 6/18	1,420,897	1,397,046	1,380,544

Empower Payments Acquisition, Inc (8) , (9) Services: Business	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/23	3,000,000	2,940,565	2,940,000

EWT Holdings III Corp. (fka WTG Holdings III Corp.) (8) , (9) Ecological	Senior Secured Loan — Term Loan (First Lien) 4.8% Cash, 1.0% Libor Floor, Due 1/21	1,745,501	1,741,292	1,760,783

Fender Musical Instruments Corporation (8) , (9) Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,339,534	1,345,751	1,322,254

FHC Health Systems, Inc. (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,838,768	3,811,221	3,742,799

First American Payment Systems, L.P. (8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	1,796,448	1,783,840	1,742,555

Getty Images, Inc. (8) , (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,140,569	2,147,692	1,874,775

GI Advo Opco, LLC (8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	247,500	245,474	223,913

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
GI Advo Opco, LLC (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	$2,722,500	$2,700,224	$2,463,046

GK Holdings, Inc. (aka Global Knowledge) (8) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,478,209	1,465,650

GK Holdings, Inc. (aka Global Knowledge) (8) , (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,450,000	2,433,329	2,446,080

Global Tel*Link Corporation (8) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,957,505	3,894,500

Gold Standard Baking, Inc. (8) , (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,462,500	2,453,554	2,461,269

Grande Communications Networks LLC (8) , (9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,860,145	3,864,877	3,860,145

Grupo HIMA San Pablo, Inc. (8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,887,500	2,875,001	2,743,125

Grupo HIMA San Pablo, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,953,618	6,370,000

Gymboree Corporation., The (8) , (9) Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,415,457	759,581

Hargray Communications Group, Inc. (HCP Acquisition LLC) (8) , (9) Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 4.8% Cash, 1.0% Libor Floor, Due 6/19	2,887,075	2,860,733	2,926,166

Harland Clarke Holdings Corp. (fka Clarke American Corp.) (8) , (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	1,697,272	1,690,708	1,703,637

Harland Clarke Holdings Corp. (fka Clarke American Corp.) (8) , (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 8/19	1,387,500	1,384,229	1,391,545

Harland Clarke Holdings Corp. (fka Clarke American Corp.) (8) , (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-5 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 12/19	1,385,417	1,369,287	1,395,980

Highland Acquisition Holdings, LLC (aka HealthSun Health Plans, Inc.) (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% Libor Floor, Due 11/22	2,000,000	1,903,216	1,910,000

Hoffmaster Group, Inc. (8) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 11/24	1,600,000	1,552,544	1,524,640

Hoffmaster Group, Inc. (8) , (9) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 11/23	2,666,667	2,640,345	2,668,267

Industrial Services Acquisition, LLC (aka Evergreen/NAIC) (8) , (9) Environmental Industries	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 6/22	2,925,000	2,898,235	2,925,000

Kellermeyer Bergensons Services, LLC (8) , (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,950,120	1,936,641	1,943,100

Key Safety Systems, Inc. (8) , (9) Automotive	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 8/21	1,394,077	1,389,440	1,411,851

Landslide Holdings, Inc. (8) , (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 9/22	1,850,467	1,846,044	1,850,467

MB Aerospace ACP Holdings II Corp. (8) , (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	1,342,500	1,331,454	1,342,366

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
Medrisk, Inc. (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 2/23	$1,985,000	$1,967,461	$1,985,000

MGOC, Inc. (fka Media General, Inc.) (9) Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,417,989	2,419,940	2,417,989

National Home Health Care Corp. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.8% Cash, 1.0% Libor Floor, Due 12/22	1,500,000	1,477,675	1,477,500

National Home Health Care Corp. (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 12/21	3,000,000	2,970,280	2,970,000

Nellson Nutraceutical, LLC (8) , (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,350,684	2,335,796	2,350,449

Nellson Nutraceutical, LLC (8) , (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,066,562	2,052,899	2,066,355

Nielsen & Bainbridge, LLC (8) , (9) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.2% Cash, 1.0% Libor Floor, Due 8/20	5,361,360	5,326,136	5,199,447

NM Z Parent Inc. (aka Zep, Inc.) (8) , (9) Chemicals, Plastics and Rubber	Senior Secured Loan — 2016 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 6/22	3,447,500	3,459,466	3,481,630

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC) (8) , (9) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 8.0% Cash, 1.3% Libor Floor, Due 7/20	1,941,336	1,899,875	1,882,707

Onex Carestream Finance LP (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,647,295

Onex Carestream Finance LP (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,750,135	1,753,387	1,704,920

Otter Products, LLC (OtterBox Holdings, Inc.) (8) , (9) Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,600,266	2,587,099	2,507,697

PGX Holdings, Inc. (8) , (9) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	3,620,714	3,598,052	3,626,381

Playpower, Inc. (8) , (9) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,970,000	1,958,956	1,969,606

PrimeLine Utility Services LLC (fka FR Utility Services LLC) (8) , (9) Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,935,672	3,904,453	3,937,247

Priority Payment Systems Holdings, LLC (8) , (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/23	4,000,000	3,960,000	3,960,000

PSC Industrial Holdings Corp. (8) , (9) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	2,974,300	2,953,559	2,941,583

Q Holding Company (fka Lexington Precision Corporation) (8) , (9) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,992,366	2,962,443	2,962,443

Quad-C JH Holdings Inc. (aka Joerns Healthcare) (8) , (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,900,079	3,883,565	3,666,075

Ravn Air Group, Inc. (8) , (9) Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 7/21	2,421,875	2,412,614	2,324,516

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
Roscoe Medical, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,666,733	6,499,000

Sandy Creek Energy Associates, L.P. (8) , (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,613,239	2,606,016	2,204,921

Stafford Logistics, Inc. (dba Custom Ecology, Inc.) (8) , (9) Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 8/21	$2,709,639	$2,694,201	$2,677,395

Tank Partners Holdings, LLC (8) , (14) Energy: Oil & Gas	Senior Secured Loan — Loan 10.0% Cash, 4.0% PIK, 3.0% Libor Floor, Due 8/19	10,750,808	10,656,975	6,550,311

Terra Millennium Corporation (8) , (9) Construction & Building	Senior Secured Loan — First Out Term Loan 7.3% Cash, 1.0% Libor Floor, Due 10/22	4,000,000	3,960,202	3,960,000

TronAir Parent Inc. (8) , (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/23	3,960,000	3,923,893	3,959,208

TRSO I, Inc. (8) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 1.0% Libor Floor, Due 12/19	1,000,000	991,495	1,000,000

U.S. Shipping Corp (fka U.S. Shipping Partners LP) (8) , (9) Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,392,213	1,391,361	1,312,857

USJ-IMECO Holding Company, LLC (8) , (9) Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,679,796	3,669,622	3,497,278

Verdesian Life Sciences, LLC (8) , (9) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,766,302	3,733,929	3,641,261

Weiman Products, LLC (8) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/18	916,023	912,479	889,000

Weiman Products, LLC (8) , (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/18	4,567,552	4,550,168	4,432,809

WideOpenWest Finance, LLC (8) , (9) Media: Broadcasting & Subscription	Senior Secured Loan — New Term B Loan 4.5% Cash, 1.0% Libor Floor, Due 8/23	2,992,500	2,992,500	3,028,829

WireCo WorldGroup Inc. (8) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 9/24	3,000,000	2,956,358	3,000,000

WireCo WorldGroup Inc. (WireCo WorldGroup Finance LP) (8) , (9) Capital Equipment	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 9/23	1,745,625	1,728,771	1,763,780

Total Investment in Debt Securities (122% of net asset value at fair value)		$251,222,570	$249,520,234	$238,343,330

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value (2)
Aerostructures Holdings L.P. (5) , (8) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$100,549

Aerostructures Holdings L.P. (5) , (8) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	1,183,746

Caribe Media Inc. (fka Caribe Information Investments Incorporated) (5) , (8) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	532,342

DBI Holding LLC (5) , (8) Services: Business	Class A Warrants	3.2%	1	1,000

eInstruction Acquisition, LLC (5) , (8) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd. (3) , (5) Capital Equipment	Class A Shares	1,500	1,500,000	811,268

Perseus Holding Corp. (5) , (8) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Roscoe Investors, LLC (5) , (8) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,169,000

Tank Partners Holdings, LLC (5) , (8) , (11) Energy: Oil & Gas	Unit	5.8%	980,000	1,000

Tank Partners Holdings, LLC (5) , (8) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000

TRSO II, Inc. (5) , (8) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,253,450

New Millennium Holdco, Inc. (Millennium Health, LLC) (5) , (8) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Total Investment in Equity Securities (3% of net asset value at fair value)			$10,389,007	$5,056,355

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment (12)	Percentage Ownership	Amortized Cost	Fair Value (2)
Grant Grove CLO, Ltd. (3) , (13)	Subordinated Securities, effective interest 0.1%, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd. (3) , (13)	Preferred Shares, effective interest 0.1%, 5/15 maturity	23.1%	1,287,155	369,000
Katonah 2007-I CLO Ltd. (3) , (6)	Preferred Shares, effective interest 30.8%, 4/22 maturity	100%	28,022,646	20,453,099
Trimaran CLO VII, Ltd. (3) , (6) , (13)	Income Notes, effective interest 47.9%, 6/21 maturity	10.5%	1,643,920	1,195,152
Catamaran CLO 2012-1 Ltd. (3) , (6)	Subordinated Notes, effective interest 3.1%, 12/23 maturity	24.9%	5,919,933	2,819,412
Catamaran CLO 2013- 1 Ltd. (3) , (6)	Subordinated Notes, effective interest 14.9%, 1/25 maturity	23.5%	5,237,222	4,918,807
Catamaran CLO 2014-1 Ltd. (3) , (6)	Subordinated Notes, effective interest 10.0%, 4/26 maturity	24.9%	7,818,484	4,546,682
Catamaran CLO 2014-2 Ltd. (3) , (6)	Subordinated Notes, effective interest 10.9%, 10/26 maturity	24.9%	6,967,560	5,092,087
Dryden 30 Senior Loan Fund (3)	Subordinated Notes, effective interest 36.2%, 11/25 maturity	7.5%	1,343,467	1,895,566
Catamaran CLO 2015-1 Ltd. (3) , (6)	Subordinated Notes, effective interest 9.5%, 4/27 maturity	9.9%	4,543,317	3,223,255
Catamaran CLO 2016-1 Ltd. (3) , (6)	Subordinated Notes, effective interest 13.9%, 1/29 maturity	24.9%	10,140,000	8,350,290
Total Investment in CLO Subordinated Securities			$75,409,590	$52,864,350

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value (2)
Catamaran CLO 2014-1 Ltd. (3) , (6)	Float – 04/2026 – E – 14889FAC7, 6.6%, 4/26 maturity	15.1%	$1,441,727	$1,310,000
Total Investment in CLO Rated-Note			$1,441,727	$1,310,000
Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$76,851,317	$54,174,350

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value (2)
Asset Manager Affiliates (8) , (10)	Asset Management Company	100%	$55,341,230	$40,198,000
Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$55,341,230	$40,198,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Amortized Cost	Fair Value (2)
JP Morgan Business Money Market Account (7) , (8)	Money Market Account	0.1%	$14,268	$14,268
US Bank Money Market Account (8)	Money Market Account	0.1%	28,685,001	28,685,001
Total Investment in Time Deposit and Money Market Accounts (15% of net asset value at fair value)			$28,699,269	$28,699,269
Total Investments (4) (188% of net asset value at fair value)			$420,801,057	$366,471,304

(1)	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2016. As noted in the table above, 93% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.

(2)	Reflects the fair market value of all investments as of December 31, 2016, as determined by the Company’s Board of Directors.

(3)	Non-U.S. company or principal place of business outside the U.S.

(4)	The aggregate cost of investments for federal income tax purposes is approximately $429 million. The aggregate gross unrealized appreciation is approximately $2.1 million, the aggregate gross unrealized depreciation is approximately $65.0 million, and the net unrealized depreciation is approximately $62.9 million.

(5)	Non-income producing.

(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).

(7)	Money market account holding restricted cash and security deposits for employee benefit plans.

(8)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

(9)	As of December 31, 2016, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.

(10)	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(11)	Non-voting.

(12)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

(13)	Notice of redemption has been received for this transaction.

(14)	Loan or security was on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Three Months Ended March 31,
	2017	2016

Per Share Data:
Net asset value, at beginning of period	$5.24	$5.82
Net investment income[1]	0.09	0.13
Net realized gains from investments[1]	- [4]	(0.21)
Net change in unrealized (depreciation) on investments[1]	(0.08)	(0.10)
Net increase (decrease) in net assets resulting from operations	0.01	(0.18)

Net decrease in net assets resulting from distributions:	(0.12)	(0.15)

Net increase in net assets relating to stock-based transactions:
Issuance of common stock under dividend reinvestment plan	- [4]	- [4]
Stock based compensation expense	0.01	0.01
Net increase in net assets relating to stock-based transactions	0.01	0.01

Net asset value, end of period	$5.14	$5.50
Total net asset value return[2]	0.4%	(2.9)%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.98	$4.07
Per share market value at end of period	$4.07	$3.60
Total market return[3]	5.3%	(7.9)%
Shares outstanding at end of period	37,209,649	37,130,433
Net assets at end of period	$191,429,890	$204,387,728
Portfolio turnover rate	10.4%	1.8%
Average par debt outstanding	$180,880,925	$204,443,692
Asset coverage ratio	203%	205%
Ratio of net investment income to average net assets[5]	6.7%	9.1%
Ratio of total expenses to average net assets[5]	9.4%	9.0%
Ratio of interest expense to average net assets[5]	4.5%	4.9%
Ratio of non-interest expenses to average net assets[5]	4.9%	4.1%

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

As of March 31, 2017, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C. and Trimaran Advisors Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $2.8 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investments in the CLO Funds they manage; however, KCAP holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual consolidated financial statements. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries Kolhberg Capital Funding LLC I, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of KCAP Senior Funding I, LLC have received security interests in the assets owned by KCAP Senior Funding I, LLC and such assets are not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate.

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

Notwithstanding the foregoing, the Asset Manager Affiliates qualify as a “significant subsidiary” under Regulation S-X promulgated by the SEC and, as a result, the Company is required to include additional financial information regarding the Asset Manager Affiliates in its filings with the SEC. This additional financial information regarding the Asset Manager Affiliates does not directly impact the financial position or results of operations of the Company.

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

The determination of the tax character of stockholder distributions is made on an annual (full calendar-year) basis at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, an estimate of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the quarter ended March 31, 2017, the Company provided approximately $36 million to portfolio companies to support their growth objectives. None of this support was contractually obligated. See also Note 8 – Commitments and Contingencies. As of March 31, 2017, the Company held loans it has made to 78 investee companies with aggregate principal amounts of approximately $244.9 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the three months month period ended March 31, 2017, the Company did not engage in any such or similar activities.

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

In March 2016, the FASB issued ASU 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15 2016, and interim periods within those annual periods. Early adoption is permitted. We adopted 2016-09 during the first quarter of 2017 and there was no impact from adoption.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Restricted Cash (“ASU 2016-18”) which requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, and entities will be required to apply the guidance retrospectively when adopted. We have early adopted ASU 2016-18 retrospectively during the first quarter of 2017 and earlier periods were restated. The following table depicts the retroactive application of ASU 2016-18:

Consolidated Statements of Cash Flows

Three Months Ended
March 31, 2016
Net cash (used in) financing activities as reported	$(21,725,500)
Impact of Adoption	(2,864,518)

Net cash (used in) financing activities after adoption	$(24,590,018)

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

The Board of Directors may consider other methods of valuation than those set forth below to determine the fair value of Level III investments as appropriate in conformity with U.S. GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ materially from the values that would have been used had a readily available market existed for such investments. Further, such investments may be generally subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities. In addition, changes in the market environment and other events may occur over the life of the investments that may cause the value realized on such investments to be different from the currently assigned valuations.

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

Cash and Restricted Cash are comprised of:

	As of	As of
	March 31, 2017	December 31, 2016

Cash	$5,178,290	$1,307,257
Restricted Cash	7,986,487	8,528,298

Total Cash and Restricted Cash	$13,164,777	$9,835,555

Time Deposits and Money Market Accounts. Time deposits primarily represent investments of cash held in demand deposit accounts. Money market accounts primarily represent short term interest-bearing deposit accounts and also includes restricted cash held under employee benefit plans.

Interest Income. Interest income, including the amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2017, two of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

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

U.S. GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the U.S. GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period.

For non-junior class CLO Fund securities, such as the Company’s investment in the Class E Notes of the Catamaran CLO 2014-1 Ltd., interest is earned at a fixed spread relative to the LIBOR index.

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

3. EARNINGS (LOSSES) PER SHARE

In accordance with the provisions of ASC 260, “Earnings per Share”, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three months ended March 31, 2017 and 2016 (unaudited):

	(unaudited)
	Three Months Ended March 31,
	2017	2016

Net increase (decrease) in net assets resulting from operations	$385,552	$(6,842,699)
Net (decrease) increase in net assets allocated to unvested share awards	(4,238)	123,579

Net increase (decrease) in net assets available to common stockholders	$381,314	$(6,719,120)
Weighted average number of common shares outstanding for basic shares computation	37,202,996	37,109,735

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,202,996	37,109,735

Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.01	$(0.18)
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.01	$(0.18)

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

There were 50,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three months ended March 31, 2017 and 2016. Since the effects are anti-dilutive for both periods, the options were not included in the computation.

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

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at March 31, 2017 and December 31, 2016:

	March 31, 2017 (unaudited)			December 31, 2016
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Money Market Accounts³	$22,674,790	$22,674,790	6	$28,699,269	$28,699,269	8
Senior Secured Loan	202,900,985	196,533,708	56	207,701,078	200,322,152	55
Junior Secured Loan	40,171,813	38,545,305	11	37,251,776	35,444,440	10
First Lien Bond	3,054,338	1,089,338	-	3,060,919	1,089,338	-
Senior Secured Bond	1,505,454	1,489,350	-	1,506,461	1,487,400	-
CLO Fund Securities	76,994,975	52,999,028	15	76,851,317	54,174,350	15
Equity Securities	10,389,008	4,902,794	2	10,389,007	5,056,355	1
Asset Manager Affiliates²	54,691,230	36,942,000	10	55,341,230	40,198,000	11

Total	$412,382,593	$355,176,313	100%	$420,801,057	$366,471,304	100%

¹	Represents percentage of total portfolio at fair value.
²	Represents the equity investment in the Asset Manager Affiliates.
³	Includes restricted cash held under employee benefit plans.

The industry concentrations based on the fair value of the Company’s investment portfolio as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017 (unaudited)			December 31, 2016
Industry Classification	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%[1]
Aerospace and Defense	$8,374,160	$8,274,335	2%	$8,394,633	$8,450,106	2%
Asset Management Company[2]	54,691,230	36,942,000	10	55,341,230	40,198,000	11
Automotive	7,801,993	7,769,075	2	6,322,551	6,196,154	2
Banking, Finance, Insurance & Real Estate	5,592,918	5,555,171	2	6,805,514	6,782,010	2
Beverage, Food and Tobacco	15,018,374	14,526,304	4	15,198,830	14,703,372	4
Capital Equipment	9,665,714	8,943,739	3	6,185,129	5,575,048	2
Chemicals, Plastics and Rubber	6,406,392	6,429,950	2	6,421,909	6,444,073	2
CLO Fund Securities	76,994,975	52,999,028	15	76,851,317	54,174,350	15
Construction & Building	5,891,717	5,940,196	2	5,919,158	5,929,606	2
Consumer goods: Durable	10,970,920	8,996,058	2	12,319,905	10,118,736	3
Consumer goods: Non-durable	14,247,238	14,148,705	4	14,766,390	14,452,096	4
Ecological	-	-	-	1,741,292	1,760,783	-
Energy: Electricity	3,895,827	3,928,014	1	3,904,453	3,937,247	1
Energy: Oil & Gas	14,658,057	10,181,138	3	14,493,835	8,805,761	2
Environmental Industries	13,924,571	13,589,885	4	12,279,924	12,185,239	3
Forest Products & Paper	4,188,710	4,209,862	1	4,192,889	4,192,907	1
Healthcare & Pharmaceuticals	57,616,979	53,624,475	15	58,769,668	53,594,534	15
High Tech Industries	10,963,154	11,019,979	3	9,854,093	9,936,109	3
Hotel, Gaming & Leisure	2,390,110	1,991,000	1	400,000	1,000	-
Media: Advertising, Printing & Publishing	11,441,315	11,207,306	3	11,712,682	11,453,447	3
Media: Broadcasting & Subscription	5,840,975	5,884,115	2	8,273,174	8,372,984	2
Retail	1,416,024	593,445	-	1,415,457	759,581	-
Services: Business	20,427,358	19,412,602	5	16,125,481	16,230,486	4
Services: Consumer	6,035,256	6,021,103	2	6,212,108	6,204,889	2
Telecommunications	6,017,657	5,986,937	2	12,809,799	12,767,823	3
Time Deposit and Money Market Accounts[3]	22,674,790	22,674,791	6	28,699,269	28,699,269	8
Transportation: Cargo	7,423,418	7,118,789	2	7,557,315	7,190,135	2
Transportation: Consumer	2,397,545	2,317,219	1	2,412,614	2,324,516	1
Utilities: Electric	5,415,216	4,891,092	1	5,420,438	5,031,043	1

Total	$412,382,593	$355,176,313	100%	$420,801,057	$366,471,304	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

The Company may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30% of the portfolio, the Company also may invest in debt of middle market companies located outside of the United States.

At March 31, 2017 and December 31, 2016, the total amount of non-qualifying assets was approximately 17% of total assets, for both periods. The majority of non-qualifying assets were foreign investments which were approximately 15% and 14%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% of its total assets for both periods).

The following tables detail the ten largest portfolio investments (at fair value) as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$54,691,230	$36,942,000	10%
US Bank Money Market Account	22,660,522	22,660,522	6
Katonah 2007-I CLO Ltd.	29,101,810	20,847,854	6
Grupo HIMA San Pablo, Inc.	9,831,239	9,134,800	3
Catamaran CLO 2016-1 Ltd.	10,478,346	8,365,500	2
Tank Partners Holdings, LLC	11,985,697	7,821,575	2
Roscoe Medical, Inc.	6,669,733	6,499,000	2
GK Holdings, Inc. (aka Global Knowledge)	5,892,434	5,879,408	2
Nielsen & Bainbridge, LLC	5,328,534	5,361,360	2
Weiman Products, LLC	4,964,167	4,904,989	1

Total	$161,603,712	$128,417,008	36%

	December 31, 2016
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$55,341,230	$40,198,000	11%
US Bank Money Market Account	28,685,001	28,685,001	8
Katonah 2007-I CLO Ltd.	28,022,646	20,453,099	6
Grupo HIMA San Pablo, Inc.	9,828,619	9,113,125	2
Catamaran CLO 2016-1 Ltd.	10,140,000	8,350,290	2
Tank Partners Holdings, LLC	11,822,180	6,552,311	2
Roscoe Medical, Inc.	6,666,733	6,499,000	2
Weiman Products, LLC	5,462,647	5,321,809	1
Nielsen & Bainbridge, LLC	5,326,136	5,199,447	1
Catamaran CLO 2014-2 Ltd.	6,967,560	5,092,087	1

Total	$168,262,752	$135,464,169	36%

Excluding the Asset Manager Affiliates, CLO Fund securities and Money Market Accounts, the Company’s ten largest portfolio companies represented approximately 16% and 13% of the total fair value of the Company’s investments at March 31, 2017 and December 31, 2016, respectively.

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

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds and are paying all senior and subordinate management fees to the Asset Manager Affiliates. In January 2017, the trustees of Trimaran CLO VII, Ltd. (Trimaran VII) received notice that the holders of a majority of the income notes issued by Trimaran VII had exercised their right of optional redemption. With the exception of Katonah III, Ltd. and Grant Grove CLO, Ltd. (both of which have been called), all third-party managed CLO Funds are making distributions to the Company.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of March 31, 2017 (unaudited) and December 31, 2016, respectively:

	As of March 31, 2017 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$22,674,790	$—	$22,674,790
Debt securities	—	60,373,139	177,284,562	237,657,701
CLO Fund securities	—	—	52,999,028	52,999,028
Equity securities	—	—	4,902,794	4,902,794
Asset Manager Affiliates	—	—	36,942,000	36,942,000

Total	$—	$83,047,929	$272,128,384	$355,176,313

	As of December 31, 2016
	Level I	Level II	Level III	Total
Money market accounts	$—	$28,699,269	$—	$28,699,269
Debt securities	—	84,601,585	153,741,745	238,343,330
CLO Fund securities	—	—	54,174,350	54,174,350
Equity securities	—	—	5,056,355	5,056,355
Asset Manager Affiliates	—	—	40,198,000	40,198,000

Total	$—	$113,300,854	$253,170,450	$366,471,304

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

	Three Months Ended March 31, 2017 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$253,170,450
Transfers out of Level III¹	(9,588,627)	—	—	—	(9,588,627)
Transfers into Level III²	35,280,388	—	—	—	35,280,388
Net accretion of discount	87,591	143,658	—	—	231,249
Purchases	3,125,048	—	1	—	3,125,049
Sales / Paydowns / Return of Capital	(6,742,543)	—	—	(650,000)	(7,392,543)
Total realized gain included in earnings	34,806	—	—	—	34,806
Total unrealized gain (loss) included in earnings	1,346,154	(1,318,980)	(153,562)	(2,606,000)	(2,732,388)
Balance, March 31, 2017	$177,284,562	$52,999,028	$4,902,794	$36,942,000	$272,128,384
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$1,360,306	$(1,318,980)	$(154,562)	$(2,606,000)	$(2,719,236)

¹Transfers out of Level III represent a transfer of $9,588,627 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of March 31, 2017

²Transfers into Level III represent a transfer of $35,280,388 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of March 31,2017

	Year Ended December 31, 2016
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2015	$183,400,465	$55,872,382	$9,103,003	$57,381,000	$305,756,850
Transfers out of Level III¹	(14,855,471)	—	—	—	(14,855,471)
Transfers into Level III²	22,107,141	—	445,485	—	22,552,626
Net accretion of discount	318,999	(2,192,069)	—	—	(1,873,070)
Purchases	33,641,315	10,140,000	180,161	—	43,961,476
Sales/Paydowns/ Return of Capital	(66,559,349)	(4,200,000)	(4,743,682)	(1,250,000)	(76,753,031)
Total realized gain (loss) included in earnings	(366,924)	(10,111,560)	4,484,742	—	(5,993,742)
Total unrealized gain (loss) included in earnings	(3,944,431)	4,665,597	(4,413,354)	(15,933,000)	(19,625,188)
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$253,170,450
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,969,509)	$4,665,597	$(4,413,354)	$(15,933,000)	$(22,650,266)

¹Transfers out of Level III represent a transfer of $14,855,471 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2016.

²Transfers into Level III represent a transfer of $22,107,141 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $83,047,929 and $113,300,854 as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$8,908,912	Enterprise Value	Average EBITDA Multiple	5.3x
	$168,375,650	Income Approach	Implied Discount Rate	5.7% – 22.6% (9.3)%
Equity Securities	$4,895,794	Enterprise Value	Average EBITDA Multiple/WAAC	4.3x/6.7% – 15.5x/14.2% (9.5x/11.4)%
	$7,000	Options Value	Qualitative Inputs[1]
CLO Fund Securities	$44,633,528	Discounted Cash Flow	Discount Rate	9.6% – 13.0% (13.0)%
			Probability of Default	2.0% – 2.5% (2.0)%
			Loss Severity	25.0% – 25.9% (25.9)%
			Recovery Rate	74.1% – 75% (74.1)%
			Prepayment Rate	25.0% – 29.1% (25.1)%
	$8,365,500	Market Approach	3rd Party Quote	82.5% (82. 5)%
Asset Manager Affiliate	$36,942,000	Discounted Cash Flow	Discount Rate	2.5% – 13.0% (7.1)%
Total Level III Investments	$272,128,384

¹ The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

As of December 31, 2016, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$7,639,648	Enterprise Value	Average EBITDA Multiple	5.3x
	$146,102,097	Income Approach	Implied Discount Rate	5.6% – 21.5% (9.15)%
Equity Securities	$5,050,355	Enterprise Value	Average EBITDA Multiple/WAAC	4.8x/7.4% – 14.1x/13.9% (9.3x/12.0)%
	$6,000	Options Value	Qualitative Inputs[1]
CLO Fund Securities	$45,824,060	Discounted Cash Flow	Discount Rate	11.8% – 13.0% (13.0)%
			Probability of Default	2.0% – 2.5% (2.0)%
			Loss Severity	25.0% – 25.9% (25.9)%
			Recovery Rate	74.1% – 75% (74.2)%
			Prepayment Rate	25.0% – 29.1% (25.1)%
	$8,350,290	Market Approach	3rd Party Quote	82.35% (82.35)%
Asset Manager Affiliate	$40,198,000	Discounted Cash Flow	Discount Rate	2.5% – 13.0% (7.6)%
Total Level III Investments	$253,170,450

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At March 31, 2017 and December 31, 2016, the Asset Manager Affiliates had approximately $2.8 billion and $3.0 billion of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $36.9 million and $40.2 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components - a senior management fee, a subordinated management fee and an incentive fee. During the first quarter of 2017, the Asset Manager Affiliates recognized $2.9 million of incentive fee revenue from Trimaran VII, which was called in January 2017. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis.

For the three months ended March 31, 2017 and 2016, the Asset Manager Affiliates declared cash distributions of $650,000 and $1.1 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $550,000 of Dividends from Asset Manager Affiliates in the Statement of Operations in the first quarter of 2016. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). For the quarters ended March 31, 2017 and 2016 the difference of $650,000 and $500,000, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for VIEs and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which management fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015, early adoption was permitted. The Asset Manager Affiliates adopted ASU 2015-2 in 2016 which resulted in the deconsolidation of the CLO Funds. In accordance with Regulation S-X, additional financial information with respect to the Asset Manager Affiliates and one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO, is required to be included in the Company’s SEC Filings. This additional financial information regarding the Asset Manager Affiliates and Katonah 2007-1 CLO does not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet (unaudited)

	As of	As of
	March 31, 2017	December 31, 2016
Cash	$2,467,358	$3,425,709
Intangible Assets	22,830,000	23,157,541
Other Assets	4,717,333	5,024,174
Total Assets	$30,014,691	$31,607,424

Total Liabilities	$4,407,706	$6,619,619
Total Equity	25,606,985	24,987,805
Total Liabilities and Equity	$30,014,691	$31,607,424

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2017	2016
Fee Revenue	$5,884,196	$3,329,627
Interest Income	2,175	153,832
Total Income	5,886,371	3,483,459
Operating Expenses	2,761,453	2,728,445
Amortization of Intangibles	327,541	327,541
Interest Expense	188,851	489,835
Total Expenses	3,277,845	3,545,821
Pre-Tax Income (Loss)	2,608,526	(62,362)
Income Tax Expense (Benefit)	1,339,344	(361,132)
Net Income	$1,269,182	$298,770

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	March 31, 2017	December 31, 2016
Total Investments at Fair Value	$129,245,053	$176,684,976
Cash	48,913,885	34,982,770
Total Assets	178,527,776	212,160,163
CLO Debt at Fair Value	176,055,774	208,812,164
Total Liabilities	177,418,430	210,463,954
Total Net Assets	1,109,346	1,696,209

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended
	March 31,
	2017	2016
Interest Income from Investments	$1,778,115	$2,539,074
Total Income	1,843,333	2,565,008
Interest Expense	1,526,307	2,122,315
Total Expenses	1,802,182	2,426,062
Net Realized and Unrealized (Losses) Gains	(628,014)	3,557,707
(Decrease) Increase in net assets resulting from operations	(586,863)	3,696,652

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the code and resulted in tax goodwill of approximately $22.8 million, and tax-basis intangible assets of $15.7 million, which are being amortized for tax purposes on a straight-line basis over 15 years.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At March 31, 2017 and December 31, 2016, there were no loans outstanding under the Trimaran Credit Facility. For the three months ended March 31, 2017 and 2016, the Company recognized interest income of approximately $180,000 and $482,000 related to the Trimaran Credit Facility, respectively.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of March 31, 2017 (unaudited)	As of December 31, 2016

Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2017 - $2,128,524 and $2,289,547, respectively; 2016 - $2,286,425 and $2,459,156, respectively)	$142,931,928	$142,604,419
7.375% Notes Due 2019 (net of offering costs of: 2017 - $505,488; 2016 - $550,774)	33,025,437	32,980,151
	$175,957,365	$175,584,570

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2017 were 4.0% and 6.5 years, respectively, and as of December 31, 2016 were 3.9% and 6.7 years, respectively.

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

As of March 31, 2017, there were 75 investments in portfolio companies with a total fair value of approximately $186 million plus cash of $8.0 million, collateralizing the secured notes of the Issuer. At March 31, 2017, there were unamortized issuance costs of approximately $2.3 million, and unamortized original issue discount, (“OID”) of approximately $2.1 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period ended March 31, 2017, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $1.5 million, respectively consisting of stated interest expense of approximately $1.2 million, respectively, accreted discount of approximately $158,000, respectively, and amortization of deferred debt issuance costs of approximately $170,000, respectively. As of March 31, 2017 the stated interest charged under the securitization was based on current three month LIBOR at the reset date, which was 1.15%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate (1)	LIBOR Spread (basis points)	Interest Expense (1)

KCAP Senior Funding LLC Class A Notes	2.65%	150	$675,509
KCAP Senior Funding LLC Class B Notes	4.40%	325	133,825
KCAP Senior Funding LLC Class C Notes	5.40%	425	183,704
KCAP Senior Funding LLC Class D Notes	6.40%	525	196,833
Total			$1,189,871

(1)	Stated Interest Rate (and thus periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$108,150,000	$12,600,000	$14,000,000	$12,600,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of
	March 31, 2017
	(unaudited)
	Principal Amount	Carrying Value	Fair Value

KCAP Senior Funding LLC Class A Notes	$108,150,000	$104,907,281	$108,150,000
KCAP Senior Funding LLC Class B Notes	12,600,000	12,222,208	12,615,750
KCAP Senior Funding LLC Class C Notes	14,000,000	13,580,231	14,017,500
KCAP Senior Funding LLC Class D Notes	12,600,000	12,222,208	12,600,000
Total	$147,350,000	$142,931,928	$147,383,250

Fair Value of KCAP Senior Funding I.   The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount and offering costs of approximately $2.1 million and $2.3 million, respectively. The fair value of the KCAP Senior Funding I Notes was approximately $147.4 million and $146.3 million at March 31, 2017 and December 31, 2016, respectively. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for these Notes, after the payment underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At March 31, 2017, the Company was in compliance with all of its debt covenants.

For the three months ended March 31, 2017 and 2016, interest expense related to the 7.375% Notes Due 2019 was approximately $618,000 and $763,000, respectively.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $505,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

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

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $34.1 million and $34.2 million at March 31, 2017 and December 31, 2016, respectively. The fair value was determined based on the closing price on March 31, 2017 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820: Fair Value.

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

In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.4 million of debt offering costs which were amortized over the term of the Convertible Notes on an effective yield method. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price per share of $8.159 into 1,102,093 shares of KCAP common stock. On September 4, 2013, the Company purchased $2 million face value of its own Convertible Notes at a price of $114.50, plus accrued interest. KCAP subsequently surrendered these notes to the trustee for cancellation effective September 13, 2013. During 2015 the Company repurchased approximately $19.3 million face value of its own Convertible Notes at a price ranging from $101.500 to $102.375. KCAP subsequently surrendered these notes to the Trustee for cancellation. Due to the cash conversion option embedded in the Convertible Notes, the Company applied the guidance in ASC 470-20-40, Debt with Conversion and Other Options and realized a loss on the extinguishment of this debt. The indenture governing the Convertible Notes contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act and conditions governing the undertaking of new debt. The Convertible Notes matured and were fully repaid on March 15, 2016.

For the three months ended March 31, 2016, interest expense related to the Convertible Notes was approximately $378,000.

7. DISTRIBUTABLE TAXABLE INCOME

Effective December 11, 2006, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board of Directors. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2017). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the three months ended March 31, 2017:

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Net increase in net assets resulting from operations	$385,552	$(6,842,699)
Net change in unrealized depreciation from investments	2,876,525	3,795,581
Excess capital gains over capital losses	(43,938)	7,811,888
Book/tax differences on CLO equity investments	(850,932)	795,651
Other book/tax differences	44,086	372,351
Taxable income before deductions for distributions	$2,411,293	$5,932,772

Taxable income before deductions for distributions per weighted average basic shares for the period	$0.06	$0.16
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.06	$0.16

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the three months ended March 31, 2017 and 2016, the Asset Manager Affiliates declared cash distributions of $650,000 and $1.1 million to the Company, respectively. The Company recognized $550,000 of dividends from Asset Manager Affiliates in the Statement of Operations in the first quarter of 2016. For the quarters ended March 31, 2017 and 2016 the difference of $650,000 and $500,000, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital).

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

At March 31, 2017, the Company had a net capital loss carryforward of $90.8 million to offset net capital gains, to the extent provided by federal tax law. $0.6 million of net capital loss carryforward expired in 2016. $13.5 million and $17.9 million of net capital loss carryforward is subject to expiration in 2017 and 2018, respectively. $59.7 million of the net capital loss carryforward is not subject to expiration under the RIC Modernization Act of 2010.

On March 21, 2017 the Company’s Board of Directors declared a distribution to shareholders of $0.12 per share for a total of $4.4 million. The record date was April 7, 2017 and the distribution was paid on April 28, 2017.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2017 and December 31, 2016, the Company had $565,000 outstanding commitments for both periods.

9. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2017 and 2016, the Company issued 40,903 and 61,801 shares, respectively, of common stock under its dividend reinvestment plan. For the three months ended March 31, 2017, there were no grants of restricted stock, 9,548 shares were forfeited, and no shares vested. The total number of shares of the Company’s common stock outstanding as of March 31, 2017 and December 31, 2016 was 37,209,649 and 37,178,294, respectively.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2016 through March 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2016	50,000	$7.72
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2016	50,000	$7.72	2.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2017	50,000	$7.72	2.1	$-

Total vested at March 31, 2017	50,000	$7.72	2.1

[1]	Represents the difference between the market value of shares of the Company on March 31, 2017 and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the three months ended March 31, 2017 and 2016, the Company did not recognize any non-cash compensation expense related to stock options. At March 31, 2017, the Company had no remaining compensation costs related to unvested stock based awards.

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

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the years ended December 31, 2016 and 2015, the Company repurchased 67,654 and 36,348 shares, respectively, of common stock at an aggregate cost of approximately $248,000 and $220,000, respectively, in connection with the vesting of employee’s restricted stock, which is reflected as Treasury Stock at cost on the Consolidated Balance Sheet. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

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

Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2016 through March 31, 2017 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2016	700,539
Granted	6,000
Vested	(260,607)
Forfeited	(34,453)
Non-vested shares outstanding at December 31, 2016	411,479
Granted	—
Vested	—
Forfeited	(9,548)
Non-Vested Outstanding at March 31, 2017	401,931

For the three months ended March 31, 2017, non-cash compensation expense related to restricted stock was approximately $389,000; of this amount approximately $159,000 was expensed at the Company, and approximately $229,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended March 31, 2016, non-cash compensation expense related to restricted stock was approximately $421,000; of this amount approximately $172,000 was expensed at the Company and approximately $249,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of March 31, 2017, the Company had approximately $1.4 million of total unrecognized compensation cost related to non-vested restricted share awards, respectively. That cost is expected to be recognized over the remaining weighted average period of 1.2 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $17,000 and $9,000 was expensed during the three months ended March 31, 2017 and 2016, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $46,000 was expensed during the three months ended March 31, 2017 and 2016 for both periods, related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

In April 2017, the Company notified the Trustee of the 7.375% Notes Due 2019 of its intention to redeem $6.5 million par value of such notes. The Company expects such redemption to be completed during the second quarter of 2017. Other than described above, the Company has evaluated events and transactions occurring subsequent to March 31, 2017 for items that should potentially be recognized or disclosed in these financial statements. Management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “KCAP Financial,” “Company,” “we,” “us,” and “our” refer to KCAP Financial, Inc., and its wholly-owned subsidiaries.

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of KCAP Financial, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in Part I, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.8 billion of par value assets under management as of March 31, 2017. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates).

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the three months ended March 31, 2017 (unaudited) and for the year ended December 31, 2016 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2015	$284,639,244	$55,872,382	$9,548,488	$57,381,000	$407,441,114
2016 Activity:
Purchases / originations /draws	74,584,952	10,140,000	—	—	84,724,952
Pay-downs / pay-offs / sales	(123,240,416)	(4,200,000)	(4,563,521)	(1,250,000)	(133,253,937)
Net accretion of interest	407,492	(2,192,071)	—	—	(1,784,579)
Net realized losses	(540,649)	(10,111,560)	4,484,742	—	(6,167,467)
Increase (decrease) in fair value	2,492,707	4,665,599	(4,413,354)	(15,933,000)	(13,188,048)

Fair Value at December 31, 2016	238,343,330	54,174,350	5,056,355	40,198,000	337,772,035
Year to Date 2017 Activity:
Purchases / originations /draws	28,746,165	—	1	—	28,746,166
Pay-downs / pay-offs / sales	(30,777,882)	—	—	(650,000)	(31,427,882)
Net accretion of interest	100,133	143,658	—	—	243,791
Net realized gains (losses)	43,938	—	—	—	43,938
Increase (decrease) in fair value	1,202,017	(1,318,980)	(153,562)	(2,606,000)	(2,876,525)

Fair Value at March 31, 2017	$237,657,701	$52,999,028	$4,902,794	$36,942,000	$332,501,523

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

The following table shows the Company’s portfolio by security type at March 31, 2017 and December 31, 2016:

	March 31, 2017 (unaudited)			December 31, 2016
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Money Market Accounts³	22,674,790	22,674,790	6	28,699,269	28,699,269	8
Senior Secured Loan	202,900,985	196,533,708	56	207,701,078	200,322,152	55
Junior Secured Loan	40,171,813	38,545,305	11	37,251,776	35,444,440	10
First Lien Bond	3,054,338	1,089,338	-	3,060,919	1,089,338	-
Senior Secured Bond	1,505,454	1,489,350	-	1,506,461	1,487,400	-
CLO Fund Securities	76,994,975	52,999,028	15	76,851,317	54,174,350	15
Equity Securities	10,389,008	4,902,794	2	10,389,007	5,056,355	1
Asset Manager Affiliates²	54,691,230	36,942,000	10	55,341,230	40,198,000	11
Total	$412,382,593	$355,176,313	100%	$420,801,057	$366,471,304	100%

¹	Represents percentage of total portfolio at fair value.
²	Represents the equity investment in the Asset Manager Affiliates.
³	Includes restricted cash held under employee benefit plans.

The industry concentrations, based on the fair value of the Company’s investment portfolio as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017 (unaudited)			December 31, 2016
Industry Classification	Cost/Amortized Cost	Fair Value	%[1]	Cost/Amortized Cost	Fair Value	%[1]
Aerospace and Defense	$8,374,160	$8,274,335	2%	$8,394,633	$8,450,106	2%
Asset Management Company[2]	54,691,230	36,942,000	10	55,341,230	40,198,000	11
Automotive	7,801,993	7,769,075	2	6,322,551	6,196,154	2
Banking, Finance, Insurance & Real Estate	5,592,918	5,555,171	2	6,805,514	6,782,010	2
Beverage, Food and Tobacco	15,018,374	14,526,304	4	15,198,830	14,703,372	4
Capital Equipment	9,665,714	8,943,739	3	6,185,129	5,575,048	2
Chemicals, Plastics and Rubber	6,406,392	6,429,950	2	6,421,909	6,444,073	2
CLO Fund Securities	76,994,975	52,999,028	15	76,851,317	54,174,350	15
Construction & Building	5,891,717	5,940,196	2	5,919,158	5,929,606	2
Consumer goods: Durable	10,970,920	8,996,058	2	12,319,905	10,118,736	3
Consumer goods: Non-durable	14,247,238	14,148,705	4	14,766,390	14,452,096	4
Ecological	-	-	-	1,741,292	1,760,783	-
Energy: Electricity	3,895,827	3,928,014	1	3,904,453	3,937,247	1
Energy: Oil & Gas	14,658,057	10,181,138	3	14,493,835	8,805,761	2
Environmental Industries	13,924,571	13,589,885	4	12,279,924	12,185,239	3
Forest Products & Paper	4,188,710	4,209,862	1	4,192,889	4,192,907	1
Healthcare & Pharmaceuticals	57,616,979	53,624,475	15	58,769,668	53,594,534	15
High Tech Industries	10,963,154	11,019,979	3	9,854,093	9,936,109	3
Hotel, Gaming & Leisure	2,390,110	1,991,000	1	400,000	1,000	-
Media: Advertising, Printing & Publishing	11,441,315	11,207,306	3	11,712,682	11,453,447	3
Media: Broadcasting & Subscription	5,840,975	5,884,115	2	8,273,174	8,372,984	2
Retail	1,416,024	593,445	-	1,415,457	759,581	-
Services: Business	20,427,358	19,412,602	5	16,125,481	16,230,486	4
Services: Consumer	6,035,256	6,021,103	2	6,212,108	6,204,889	2
Telecommunications	6,017,657	5,986,937	2	12,809,799	12,767,823	3
Time Deposit and Money Market Accounts[3]	22,674,790	22,674,791	6	28,699,269	28,699,269	8
Transportation: Cargo	7,423,418	7,118,789	2	7,557,315	7,190,135	2
Transportation: Consumer	2,397,545	2,317,219	1	2,412,614	2,324,516	1
Utilities: Electric	5,415,216	4,891,092	1	5,420,438	5,031,043	1

Total	$412,382,593	$355,176,313	100%	$420,801,057	$366,471,304	100%

1 Calculated as a percentage of total portfolio at fair value.

2 Represents the equity investment in the Asset Manager Affiliates.

3 Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At March 31, 2017 and December 31, 2016, our investments in income producing loans and debt securities, excluding CLO Fund Securities, had a weighted average interest rate of approximately 7.0% for both periods.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at March 31, 2017 was spread across 25 different industries and 94 different entities with an average balance per entity of approximately $2.5 million. As of March 31, 2017, all of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At March 31, 2017 and December 31, 2016, the total amount of non-qualifying assets was approximately 17%, for both periods. The majority of non-qualifying assets were foreign investments which were approximately 15% and 14%, respectively, of the Company’s total assets (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% of its total assets on such dates). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of March 31, 2017 and December 31, 2016, our Asset Manager Affiliates had approximately $2.8 billion and $3.0 billion, respectively, of par value of assets under management on which they earn management fees, and were valued at approximately $36.9 million and $40.2 million, respectively..

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, in the first quarter of 2017 our Asset Manager Affiliates recognized $2.9 million of incentive fees from one fund.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of March 31, 2017 and December 31, 2016, we had approximately $53.0 million and $54.2 million, respectively, invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of March 31, 2017 and December 31, 2016 are as follows:

			March 31, 2017		December 31, 2016
CLO Fund Securities	Investment	%[1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$2,485,886	$1,000	$2,485,886	$1,000
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,287,155	369,000	1,287,155	369,000
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	29,101,810	20,847,854	28,022,646	20,453,099
Trimaran CLO VII, Ltd.[2,3]	Income Notes	10.5	934,010	565,000	1,643,920	1,195,152
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	5,778,004	2,679,951	5,919,933	2,819,412
Catamaran CLO 2013- 1 Ltd.[2]	Subordinated Notes	23.5	5,067,975	4,613,262	5,237,222	4,918,807
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	24.9	7,635,476	4,376,540	7,818,484	4,546,682
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,444,363	1,390,000	1,441,727	1,310,000
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,314,985	1,801,090	1,343,467	1,895,566
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	6,972,176	4,879,005	6,967,560	5,092,087
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	9.9	4,494,789	3,110,826	4,543,317	3,223,255
Catamaran CLO 2016-1 Ltd.[2]	Subordinated Notes	24.9	10,478,346	8,365,500	10,140,000	8,350,290
Total			$76,994,975	$52,999,028	$76,851,317	$54,174,350

¹ Represents percentage of class held.

² A CLO Fund managed by an Asset Manager Affiliate.

³ As of March 31, 2017, this CLO Fund security was not providing a taxable distribution.

The following tables detail the ten largest portfolio companies (at fair value) as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$54,691,230	$36,942,000	10%
US Bank Money Market Account	22,660,522	22,660,522	6
Katonah 2007-I CLO Ltd.	29,101,810	20,847,854	6
Grupo HIMA San Pablo, Inc.	9,831,239	9,134,800	3
Catamaran CLO 2016-1 Ltd.	10,478,346	8,365,500	2
Tank Partners Holdings, LLC	11,985,697	7,821,575	2
Roscoe Medical, Inc.	6,669,733	6,499,000	2
GK Holdings, Inc. (aka Global Knowledge)	5,892,434	5,879,408	2
Nielsen & Bainbridge, LLC	5,328,534	5,361,360	2
Weiman Products, LLC	4,964,167	4,904,989	1

Total	$161,603,712	$128,417,008	36%

	December 31, 2016
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$55,341,230	$40,198,000	11%
US Bank Money Market Account	28,685,001	28,685,001	8
Katonah 2007-I CLO Ltd.	28,022,646	20,453,099	6
Grupo HIMA San Pablo, Inc.	9,828,619	9,113,125	2
Catamaran CLO 2016-1 Ltd.	10,140,000	8,350,290	2
Tank Partners Holdings, LLC	11,822,180	6,552,311	2
Roscoe Medical, Inc.	6,666,733	6,499,000	2
Weiman Products, LLC	5,462,647	5,321,809	1
Nielsen & Bainbridge, LLC	5,326,136	5,199,447	1
Catamaran CLO 2014-2 Ltd.	6,967,560	5,092,087	1

Total	$168,262,752	$135,464,169	36%

Excluding the Asset Manager Affiliates, CLO Fund securities and Money Market Accounts, the Company’s ten largest portfolio companies represented approximately 16% and 13% of the total fair value of the Company’s investments at March 31, 2017 and December 31, 2016, respectively.

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

Set forth below is a discussion of our results of operations for the three months ended March 31, 2017 and 2016.

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

Interest income on investments in CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the U.S. GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by the Company during the period. As a RIC, the Company anticipates a timely distribution of its tax-basis taxable income.

For non-junior class CLO Fund securities, such as our investment in the Class E notes of Catamaran CLO 2014-1 Ltd., interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their future CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three months ended March 31, 2017, the Asset Manager Affiliates received incentive fees from one fund.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and related management fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. The fair value of our investment in our Asset Manager Affiliates was approximately $36.9 million at March 31, 2017, with an unrealized depreciation for the period ending March 31, 2017 of approximately $2.6 million. For the three months ended March 31, 2016, we recognized dividend income of $550,000, from the Asset Manager Affiliates, while cash distributions received were approximately $650,000 and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.8 billion and $3.0 billion as of March 31, 2017 and December 31, 2016, respectively.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended March 31, 2017 and 2016 was approximately $7.8 million and $9.5 million, respectively. Of these amounts, approximately $4.6 million and $5.7 million was attributable to interest income on our Debt Securities Portfolio.

The weighted average yield on our Debt Securities Portfolio was 7.0%, as of March 31, 2017 and December 31, 2016.

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

For the three months ended March 31, 2017 and 2016, approximately $3.1 million and $3.2 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $2.2 million and $4.0 million of taxable distributable income on distributions from our CLO Fund Securities during the three month periods ended March 31, 2017 and 2016, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended March 31, 2017 and 2016 were approximately $4.6 million and $4.7 million, respectively. Interest expense and amortization on debt issuance costs for the period was approximately $2.2 million and $2.6 million, respectively, on average debt outstanding of $181 million and $204 million, respectively.

For the three months ended March 31, 2017 and 2016, approximately $1.2 million and $967,000 of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense, respectively. For the three months ended March 31, 2017 and 2016, respectively, professional fees and insurance expenses totaled approximately $644,000 and $758,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $505,000 and $447,000 for the three months ended March 31, 2017 and 2016, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended March 31, 2017, net investment income and net realized gains were approximately $3.3 million, or $0.09 per share. For the three months ended March 31, 2016, net investment income and net realized losses were approximately $3.0 million loss, or $0.08 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For example, on February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment. For the three months ended March 31, 2017, U.S. GAAP-basis net investment income was approximately $3.2 million or $0.09 per share, while tax-basis distributable income was approximately $2.4 million or $0.06 per share. For the three months ended March 31, 2016, U.S. GAAP-basis net investment income was approximately $4.8 million or $0.13 per basic share, while tax-basis distributable income was approximately $5.9 million or $0.16 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended March 31, 2017, our total investments had net unrealized depreciation of approximately $2.9 million. Included in the net unrealized loss in 2017 are unrealized depreciation on CLO Fund Securities of approximately $1.3 million, net unrealized depreciation on equity securities of approximately $154,000, and net unrealized depreciation of the Asset Manager Affiliates of $2.6 million, offset by unrealized appreciation on our debt securities of approximately $1.2 million. During the three months ended March 31, 2016, our total investments had net unrealized depreciation of approximately $3.8 million. Included in the net unrealized depreciation in 2016 are unrealized appreciation on CLO Fund Securities of approximately $3.1 million unrealized appreciation and on equity securities of approximately $1.4 million, as well as unrealized depreciation of the Asset Manager Affiliates of $6.5 million, and unrealized depreciation on our debt securities of $1.7 million.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2017 was $386,000, or $0.01 per basic share. Net decrease in stockholders’ equity resulting from operations for the three months ended March 31, 2016 was $6.8 million, or $0.18 per share.

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

As of March 31, 2017 and December 31, 2016 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	March 31, 2017	December 31, 2016

Cash	$5,178,290	$1,307,257
Restricted Cash	7,986,487	8,528,298
Money Market Accounts	22,674,790	28,699,269
Senior Secured Loan	196,533,708	200,322,152
Junior Secured Loan	38,545,305	35,444,440
First Lien Bond	1,089,338	1,089,338
Senior Secured Bond	1,489,350	1,487,400
CLO Fund Securities	52,999,028	54,174,350
Equity Securities	4,902,794	5,056,355
Asset Manager Affiliates	36,942,000	40,198,000

Total	$368,341,090	$376,306,859

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of March 31, 2017, we had approximately $181 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 203%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On March 15, 2016, the Convertible Notes matured and were repaid in full.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At March 31, 2017, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. KCAP subsequently surrendered these notes to the Trustee for cancellation. During the third quarter of 2016, $5.0 million par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. During the fourth quarter of 2016, $469,000 par value of the 7.375% notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,000.

In April 2017, the Company notified the Trustee of the 7.375% Notes Due 2019 of its intention to redeem $6.5 million par value of such notes. The Company expects such redemption to be completed during the second quarter of 2017.

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. As of March 31, 2017 and December 31, 2016, these junior notes eliminate in consolidation and the remaining notes with a par value of $147.4 million are reflected on our consolidated balance sheet, net of $2.1 million and $2.3 million of unamortized discount and $2.3 million and $2.5 million of debt offering costs, respectively. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us. However, we may face difficulty in obtaining a new debt and equity financing as a result of current market conditions. In this regard, because our common stock has traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share without stockholder approval (which we currently do not have), we have been and may continue to be limited in our ability to raise equity capital. See “Business — Regulation — Common Stock” in our annual report or Form 10-K for the year ended December 31, 2016. From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters. In addition, we evaluate strategic opportunities available to us and/or the Asset Manager Affiliates, including mergers, divestures, spin-offs, joint ventures and other similar transactions from time to time.

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

The following table sets forth the quarterly distributions declared by us since 2015.

	Distribution	Declaration Date	Record Date	Pay Date
2017:
First quarter	$0.12	3/21/2017	4/7/2017	4/28/2017

Total declared in 2017	$0.12

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016	10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016	7/28/2016
First quarter	$0.15	3/18/2016	4/7/2016	4/28/2016

Total declared in 2016	$0.57

2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016[1]	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015	10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.78

¹ Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2017 and December 31, 2016, the Company had approximately $565,000 commitments to fund investments for both periods.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2017:

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2017 and December 31, 2016, two of our investments were on partial non-accrual status whereby we have recognized income on a portion of contractual PIK amounts due.

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

GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax basis investment income and from the cash distributions actually received by the Company during the period.

For non-junior class CLO Fund Securities, such as our investment in the class E notes of Catamaran CLO 2014-1 Ltd., interest is earned at a fixed spread relative to the LIBOR index.

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

The following table sets forth the quarterly distributions declared by us for the 2017, 2016 and 2015 calendar years.

	Distribution	Declaration Date	Record Date	Pay Date
2017:
First quarter	$0.12	3/21/2017	4/7/2017	4/28/2017

Total declared in 2017	$0.12

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016	10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016	7/28/2016
First quarter	0.15	3/18/2016	4/7/2016	4/28/2016

Total declared in 2016	$0.57

2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016[1]	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015	10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.78

¹ Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

The following table depicts the composition of shareholder distributions on a per share basis:

	Quarter-ended March 31,
	2017¹	2016¹
Net investment income	$0.09	$0.13
Tax Accounting Difference on CLO Equity Investments	(0.02)	0.02
Other Tax Accounting Differences	-	0.01
Taxable distributable income	0.06	0.16
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.02	0.01
Cash received from CLO Equity Investments in excess of taxable earnings	0.02	0.03
Available for distribution²	0.10	0.20
Distributed	$0.12	$0.15
Difference	$(0.02)	$0.05

¹	Table may not foot due to rounding.
²	The "Available for distribution" financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings and cash received from CLO Equity Investments in excess of taxable earnings to the Company's taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the "Available for distribution" financial measure to taxable distributable income per share in accordance with GAAP, the $0.02 and $0.01 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings and the $0.02 and $0.03 per share of cash distributed to the Company from CLO Equity Investments in excess of taxable earnings, is subtracted from the "Available for distribution" financial measure for the three months ended March 31, 2017 and 2016, respectively. The Company’s management believes that the presentation of the non-GAAP "Available for distribution" financial measure provides useful information to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of March 31, 2017, approximately 98.0% of our Debt Securities Portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of March 31, 2017, we had $180.9 million of borrowings outstanding at a current weighted average rate of 4.0%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at March 31, 2017 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$760,367	$1,504,028	$2,247,688

Decrease in interest rate	$1,308,608	$1,352,516	$1,352,516

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $760,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $1.5 million and $2.2 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $1.3 million increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our last Annual Report filed on Form 10-K for the period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2017, we issued a total of 40,903 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended March 31, 2017, the aggregate value of the shares of our common stock issued under our DRIP was approximately $162,000.

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

KCAP Financial, Inc.

Date: May 4, 2017	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	By	/s/ Edward U. Gilpin
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

