Form 10-Q
period 2017-06-30
KCAP Financial, Inc.
filed 2017-08-02
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of outstanding shares of common stock of the registrant as of August 1, 2017 was 37,185,014.

KCAP FINANCIAL, INC.

 CONSOLIDATED BALANCE SHEETS

	As of June 30, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Investments at fair value:
Money market accounts (cost: 2017 - $17,307,477; 2016 - $28,699,269)	$17,307,477	$28,699,269
Debt securities (cost: 2017 - $252,373,033; 2016 - $249,520,234)	243,609,699	238,343,330
CLO Fund securities managed by affiliates (cost: 2017 - $71,771,166; 2016 - $71,734,809)	49,839,327	51,908,784
CLO Fund securities managed by non-affiliates (cost: 2017 - $5,058,410; 2016 - $5,116,508)	1,913,571	2,265,566
Equity securities (cost: 2017 - $10,389,007; 2016 - $10,389,007)	4,636,545	5,056,355
Asset Manager Affiliates (cost: 2017 - $54,041,230; 2016 - $55,341,230)	37,457,000	40,198,000
Total Investments at Fair Value (cost: 2017 - $410,940,323; 2016 - $420,801,057)	354,763,619	366,471,304
Cash	2,395,844	1,307,257
Restricted cash	4,626,678	8,528,298
Interest receivable	1,251,137	1,033,917
Receivable for open trades	—	2,950,658
Due from affiliates	521,250	612,854
Other assets	336,764	467,695

Total Assets	$363,895,292	$381,371,983

LIABILITIES
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2017 - $1,969,566 and $2,118,764, respectively; 2016 - $2,286,425 and $2,459,156, respectively)	$143,261,669	$142,604,419
7.375% Notes Due 2019 (net of offering costs of: 2017 - $351,541; 2016 - $550,774)	26,648,459	32,980,151
Payable for open trades	1,960,000	7,884,943
Accounts payable and accrued expenses	1,413,813	2,047,405
Accrued interest payable	998,388	930,086
Due to affiliates	-	54

Total Liabilities	174,282,329	186,447,058

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,335,051 issued, and 37,167,622 outstanding at June 30, 2017, and 37,282,296 issued, and 37,178,294 outstanding at December 31, 2016	371,672	371,783
Capital in excess of par value	354,052,507	353,404,155
Excess distribution of net investment income	(17,670,890)	(14,630,319)
Accumulated net realized losses	(89,564,576)	(88,491,896)
Net unrealized depreciation on investments	(57,575,750)	(55,728,798)

Total Stockholders' Equity	189,612,963	194,924,925

Total Liabilities and Stockholders' Equity	$363,895,292	$381,371,983

NET ASSET VALUE PER COMMON SHARE	$5.10	$5.24

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Investment Income:
Interest from investments in debt securities	$4,769,853	$5,214,331	$9,325,031	$10,919,908
Interest from cash and time deposits	14,300	6,981	30,206	14,353
Investment income on CLO Fund Securities managed by affiliates	2,710,680	3,235,756	5,685,238	6,287,572
Investment income on CLO Fund Securities managed by non-affiliates	111,419	155,859	229,530	308,176
Dividends from Asset Manager Affiliates	—	850,000	—	1,400,000
Capital structuring service fees	53,480	116,473	164,124	159,711

Total investment income	7,659,732	9,579,400	15,434,129	19,089,720

Expenses:
Interest and amortization of debt issuance costs	2,237,317	2,264,590	4,418,289	4,838,030
Compensation	1,175,294	1,046,886	2,401,030	2,013,473
Professional fees	1,193,407	562,176	1,742,688	1,214,115
Insurance	80,644	106,830	175,680	213,053
Administrative and other	364,301	490,898	869,534	938,260

Total expenses	5,050,963	4,471,380	9,607,221	9,216,931

Net Investment Income	2,608,769	5,108,020	5,826,908	9,872,789
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(1,009,342)	(2,882,152)	(965,405)	(10,694,039)
Net change in unrealized appreciation (depreciation) on:
Debt securities	1,211,554	3,814,803	2,413,571	2,082,813
Equity securities	(266,249)	(1,696,700)	(419,811)	(317,286)
CLO Fund securities managed by affiliates	(852,828)	3,613,455	(2,105,814)	6,883,996
CLO Fund securities managed by non-affiliates	(227,903)	181,248	(293,897)	703
Asset Manager Affiliates investments	1,165,000	(5,060,000)	(1,441,000)	(11,593,000)

Total net change in unrealized appreciation (depreciation)	1,029,574	852,806	(1,846,951)	(2,942,774)

Net realized and unrealized appreciation (depreciation) on investments	20,232	(2,029,346)	(2,812,356)	(13,636,813)

Realized losses on extinguishments of debt	(107,276)	(71,190)	(107,276)	(71,190)
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$2,521,725	$3,007,484	$2,907,276	$(3,835,214)

Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$0.07	$0.08	$0.08	$(0.10)
Diluted:	$0.07	$0.08	$0.08	$(0.10)
Net Investment Income Per Common Share:
Basic:	$0.07	$0.14	$0.16	$0.27
Diluted:	$0.07	$0.14	$0.16	$0.27

Weighted Average Shares of Common Stock Outstanding—Basic	37,206,487	37,163,534	37,204,751	37,136,634
Weighted Average Shares of Common Stock Outstanding—Diluted	37,206,487	37,163,534	37,204,751	37,136,634

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30,
	2017	2016

Operations:
Net investment income	$5,826,908	$9,872,789
Net realized losses from investment transactions	(965,405)	(10,694,039)
Realized losses from extinguishments of debt	(107,276)	(71,190)
Net change in unrealized depreciation on investments	(1,846,951)	(2,942,774)

Net increase (decrease) in net assets resulting from operations	2,907,276	(3,835,214)

Stockholder distributions:	(8,867,480)	(11,002,895)

Capital share transactions:
(Repurchase) issuance of common stock for:
Common stock withheld for payroll taxes upon vesting of restricted stock	(223,849)	(246,695)
Dividend reinvestment plan	224,479	448,552
Stock based compensation	647,612	760,517

Net increase in net assets resulting from capital transactions	648,242	962,374

Net assets at beginning of period	194,924,925	216,100,470

Net assets at end of period (including undistributed net investment income of $0 in 2017 and $0 in 2016)	$189,612,963	$202,224,735

Net asset value per common share	$5.10	$5.45
Common shares outstanding at end of period	37,167,622	37,136,898

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES:
Net increase (decrease) in stockholder's equity resulting from operations	$2,907,276	$(3,835,214)
Adjustments to reconcile net (decrease) in stockholder’s equity resulting from operations to net cash provided by operating activities:
Net realized losses on investment transactions	965,405	10,694,039
Net change in unrealized depreciation on investments	1,846,951	2,942,774
Purchases of investments	(60,293,176)	(21,762,184)
Proceeds from sales and redemptions of investments	69,846,940	43,478,564
Net accretion of amortization on investments	(234,621)	2,054,863
Amortization of original issue discount on indebtedness	316,858	308,513
Amortization of debt issuance costs	432,349	432,718
Realized losses on extinguishments of debt	107,276	71,190
Payment-in-kind interest income	(423,916)	(667,679)
Stock-based compensation	647,612	760,770
Changes in operating assets and liabilities:
Decrease (increase) in receivable for open trades	2,950,658	(2,390,625)
(Decrease) increase in payable for open trades	(5,924,943)	3,008,395
(Increase) decrease in interest receivable	(217,220)	306,476
Decrease in other assets	130,931	99,838
Decrease in due from affiliates	91,604	647,282
Decrease in due to affiliates	(54)	(554,243)
Decrease in accounts payable	(633,591)	(654,022)
Increase (decrease) in accrued interest payable	68,302	(322,012)

Net cash provided by operating activities	12,584,641	34,619,443

FINANCING ACTIVITIES:
Issuance (forfeitures) of restricted shares	60	(254)
Distributions to stockholders	(8,642,960)	(10,554,343)
Repayment/repurchase of Convertible Notes	—	(19,299,000)
Repurchase of 7.375% Notes Due 2019	(6,530,925)	(2,399,650)
Common Stock withheld for payroll taxes upon vesting of restricted stock	(223,849)	(246,695)

Net cash used in financing activities	(15,397,674)	(32,499,942)

CHANGE IN CASH AND RESTRICTED CASH	(2,813,033)	2,119,501
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,835,555	7,138,272

CASH AND RESTRICTED CASH, END OF PERIOD	$7,022,522	$9,257,773

Supplemental Information:
Interest paid during the period	$3,600,780	$4,394,255
Dividends paid during the period under the dividend reinvestment plan	$224,479	$448,552

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2017

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate (1) / Maturity	Principal	Amortized Cost	Fair Value (2)
1A Smart Start LLC (8), (9) Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 2/22	$2,955,000	$2,933,791	$2,931,656

4L Technologies Inc. (fka Clover Holdings, Inc.) (8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.7% Cash, 1.0% Libor Floor, Due 5/20	2,644,279	2,631,687	2,562,840

Advanced Lighting Technologies, Inc, (5), (9) Consumer goods: Durable	First Lien Bond — 12.500% - 6/2019 - 00753CAG7 5.3% Cash, 7.3% PIK, Due 6/19	3,157,000	3,054,337	1,058,394

Advantage Sales & Marketing Inc. (8) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.8% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,001,597	998,100

Alere Inc. (fka IM US Holdings, LLC) (9) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.5% Cash, 1.0% Libor Floor, Due 6/22	3,014,895	3,009,604	3,025,674

American Seafoods Group LLC (8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 8/21	3,683,704	3,670,975	3,682,230

AMS Finco S.A.R.L. (aka Alexander Mann Solutions Corp.) (3), (9) Services: Business	Senior Secured Loan — Initial Term Loan 6.7% Cash, 1.0% Libor Floor, Due 5/24	3,000,000	2,970,353	2,970,000

Anaren, Inc. (8), (9) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/21	1,857,288	1,847,604	1,857,845

AP Gaming I, LLC (aka AGS LLC) (8), (9) Hotel, Gaming & Leisure	Senior Secured Loan — Term B Loan (First Lien) 6.6% Cash, 1.0% Libor Floor, Due 2/24	2,000,000	1,995,045	1,995,000

Apco Holdings, Inc. (8), (9) Services: Business	Senior Secured Loan — Initial Term Loan 7.2% Cash, 1.0% Libor Floor, Due 1/22	3,767,162	3,680,684	3,763,395

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment Interest Rate (1) / Maturity	Principal	Amortized Cost	Fair Value (2)
API Technologies Corp.(8), (9) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.8% Cash, 1.0% Libor Floor, Due 4/22	$3,465,000	$3,409,204	$3,463,268

Aristotle Corporation, The Consumer goods: (8), (9) Non-durable	Senior Secured Loan — Term Loan 5.9% Cash, 1.0% Libor Floor, Due 6/21	3,647,252	3,635,050	3,617,709

Asurion, LLC (fka Asurion Corporation) (8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Replacement B-5 Term Loan 4.2% Cash, Due 11/23	184,064	184,521	185,329

Avalign Technologies, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.6% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	992,787	990,000

Avalign Technologies, Inc. (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1.0% Libor Floor, Due 7/21	2,880,443	2,870,725	2,873,242

BarBri, Inc. (Gemini Holdings, Inc.) (8), (9) Services: Consumer	Senior Secured Loan — Term Loan 4.8% Cash, 1.0% Libor Floor, Due 7/19	2,342,043	2,338,028	2,324,243

BBB Industries US Holdings, Inc. (8), (9) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.2% Cash, 1.0% Libor Floor, Due 11/21	2,940,000	2,903,486	2,853,270

Bestop, Inc.(8), (9) Automotive	Senior Secured Loan — Delayed Draw Term Loan 6.5% Cash, 1.0% Libor Floor, Due 7/21	92,222	90,551	92,204

Bestop, Inc. (8), (9) Automotive	Senior Secured Loan — First Amendment Term Loan 6.5% Cash, 1.0% Libor Floor, Due 7/21	480,699	476,661	480,602

Bestop, Inc. (8), (9) Automotive	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 7/21	1,416,029	1,401,591	1,415,745

Carolina Beverage Group LLC (8) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,504,434	1,505,250

CCS Intermediate Holdings, LLC (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.3% Cash, 1.0% Libor Floor, Due 7/21	2,917,500	2,908,966	2,596,575

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment Interest Rate (1) / Maturity	Principal	Amortized Cost	Fair Value (2)
Cengage Learning, Inc. (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — 2016 Refinancing Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/23	$3,722,408	$3,717,942	$3,526,981

Checkout Holding Corp. (fka Catalina Marketing) (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.7% Cash, 1.0% Libor Floor, Due 4/21	955,000	952,421	801,603

CHS/Community Health Systems, Inc. (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.2% Cash, 1.0% Libor Floor, Due 1/21	2,408,639	2,389,862	2,406,880

Consolidated Communications, Inc. (9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.2% Cash, 1.0% Libor Floor, Due 10/23	2,057,081	2,052,476	2,066,821

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) (8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.9% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,010,083	2,475,000

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort) (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.5% Cash, 1.0% Libor Floor, Due 12/21	2,925,300	2,905,166	2,921,643

Deliver Buyer, Inc. (aka MHS Holdings, Inc.) (8), (9) Transportation: Cargo	Senior Secured Loan — Term Loan 6.2% Cash, 1.0% Libor Floor, Due 4/24	3,000,000	2,970,602	2,970,000

Drew Marine Group Inc. (8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.2% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,496,747	2,500,000

Eastern Power, LLC (Eastern Covert Midco, LLC) (aka TPF II LC, LLC) (8), (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.2% Cash, 1.0% Libor Floor, Due 10/23	2,779,775	2,797,648	2,771,435

ELO Touch Solutions, Inc. (8), (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 6/18	1,340,897	1,326,284	1,321,320

Empower Payments Acquisition, Inc (8), (9) Services: Business	Senior Secured Loan — Term Loan 6.8% Cash, 1.0% Libor Floor, Due 11/23	2,985,000	2,930,103	2,971,269

EWT Holdings III Corp. (fka WTG Holdings III Corp.) (8), (9) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 1/21	1,736,504	1,732,830	1,725,217

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment Interest Rate (1)/ Maturity	Principal	Amortized Cost	Fair Value (2)
Exela Technologies, Inc. Services: Business	Senior Secured Loan — Term Loan B 8.5% Cash, 1.0% Libor Floor, Due 6/23	$2,000,000	$1,960,000	$1,960,000

FHC Health Systems, Inc. (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.2% Cash, 1.0% Libor Floor, Due 12/21	3,819,232	3,794,555	3,697,017

First American Payment Systems, L.P. (8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 11.6% Cash, 1.0% Libor Floor, Due 7/24	1,500,000	1,457,803	1,413,450

Getty Images, Inc. (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,129,420	2,135,249	1,968,394

GI Advo Opco, LLC (8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/21	237,536	235,788	237,393

GI Advo Opco, LLC (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/21	2,612,894	2,593,680	2,611,326

GK Holdings, Inc. (aka Global Knowledge) (8) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 11.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,480,346	1,474,200

GK Holdings, Inc. (aka Global Knowledge) (8), (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 7.3% Cash, 1.0% Libor Floor, Due 1/21	4,427,296	4,403,540	4,420,212

Global Tel*Link Corporation (8) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,962,914	3,900,400

Gold Standard Baking, Inc. (8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 4/21	2,450,000	2,442,124	2,433,830

Grupo HIMA San Pablo, Inc. (8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,870,000	2,863,269	2,755,200

Grupo HIMA San Pablo, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,968,193	6,370,000

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment Interest Rate (1)/ Maturity	Principal	Amortized Cost	Fair Value (2)
Harland Clarke Holdings Corp. (fka Clarke American Corp.) (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-5 Term Loan 7.3% Cash, 1.0% Libor Floor, Due 12/21	$1,284,596	$1,270,242	$1,293,428

Harland Clarke Holdings Corp. (fka Clarke American Corp.) (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-6 Term Loan 6.8% Cash, 1.0% Libor Floor, Due 2/22	3,992,492	3,960,234	4,006,466

Highland Acquisition Holdings, LLC (aka HealthSun Health Plans, Inc.) (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 6.7% Cash, 1.0% Libor Floor, Due 11/22	1,950,000	1,863,405	1,950,780

Highline Aftermarket Acquisition, LLC (8), (9) Automotive	Senior Secured Loan — Term Loan 5.6% Cash, 1.0% Libor Floor, Due 3/24	1,496,250	1,489,048	1,496,998

Hoffmaster Group, Inc. (8) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.8% Cash, 1.0% Libor Floor, Due 11/24	1,600,000	1,555,525	1,600,800

Hoffmaster Group, Inc. (8), (9) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 11/23	2,653,333	2,629,028	2,654,660

Industrial Services Acquisition, LLC (aka Evergreen / NAIC) (8), (9) Environmental Industries	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 6/22	2,804,566	2,781,233	2,804,566

Ivanti Software, Inc. (fka LANDesk Group, Inc.) (8) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 10.2% Cash, 1.0% Libor Floor, Due 1/25	3,228,619	3,228,619	3,246,376

Kellermeyer Bergensons Services, LLC (8), (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.2% Cash, 1.0% Libor Floor, Due 10/21	3,949,877	3,928,575	3,945,927

Key Safety Systems, Inc. (8), (9) Automotive	Senior Secured Loan — Initial Term Loan 5.7% Cash, 1.0% Libor Floor, Due 8/21	1,394,077	1,389,933	1,402,134

KNB Holdings Corporation (8), (9) Consumer goods: Durable	Senior Secured Loan — Closing Date Term Loan (First Lien) 6.9% Cash, 1.0% Libor Floor, Due 4/24	5,000,000	4,902,390	4,900,000

MB Aerospace ACP Holdings II Corp. (8), (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.8% Cash, 1.0% Libor Floor, Due 12/22	1,335,720	1,325,644	1,336,121

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment Interest Rate (1)/ Maturity	Principal	Amortized Cost	Fair Value (2)
Medrisk, Inc. (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 2/23	$1,975,000	$1,958,955	$1,975,000

National Home Health Care Corp. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.1% Cash, 1.0% Libor Floor, Due 12/22	1,500,728	1,480,136	1,462,909

National Home Health Care Corp. (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien) 5.7% Cash, 1.0% Libor Floor, Due 12/21	2,962,500	2,936,100	2,941,763

Nellson Nutraceutical, LLC (8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 12/21	2,338,728	2,325,390	2,314,639

Nellson Nutraceutical, LLC (8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 12/21	2,061,292	2,049,022	2,040,061

NM Z Parent Inc. (aka Zep, Inc.) (8), (9) Chemicals, Plastics and Rubber	Senior Secured Loan — 2016 Term Loan 5.2% Cash, 1.0% Libor Floor, Due 6/22	3,430,000	3,440,829	3,430,686

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC) (8), (9) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 8.1% Cash, 1.3% Libor Floor, Due 7/20	1,915,925	1,880,780	1,915,935

Onex Carestream Finance LP (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.8% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,908,930

Onex Carestream Finance LP (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.3% Cash, 1.0% Libor Floor, Due 6/19	1,697,100	1,699,610	1,690,032

Otter Products, LLC (OtterBox Holdings, Inc.) (8), (9) Consumer goods: Durable	Senior Secured Loan — Term B Loan 6.0% Cash, 1.0% Libor Floor, Due 6/20	2,390,632	2,380,281	2,333,496

PGX Holdings, Inc. (8), (9) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 9/20	3,570,714	3,551,324	3,558,574

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment Interest Rate (1)/ Maturity	Principal	Amortized Cost	Fair Value (2)
Playpower, Inc. (8), (9) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 6/21	$1,960,000	$1,950,229	$1,960,784

Power Products, LLC (8), (9) Capital Equipment	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1.0% Libor Floor, Due 12/22	1,995,000	1,985,691	2,001,234

PrimeLine Utility Services LLC (fka FR Utility Services LLC) (8), (9) Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.6% Cash, 1.0% Libor Floor, Due 11/22	3,915,646	3,887,209	3,914,471

Priority Payment Systems Holdings LLC (8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.2% Cash, 1.0% Libor Floor, Due 1/23	3,980,000	3,943,418	3,962,090

PSC Industrial Holdings Corp. (8), (9) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/20	2,959,125	2,941,094	2,944,921

Q Holding Company (fka Lexington Precision Corporation) (8), (9) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 6.3% Cash, 1.0% Libor Floor, Due 12/21	2,977,099	2,950,185	2,936,313

Quad-C JH Holdings Inc. (aka Joerns Healthcare) (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 7.7% Cash, 1.0% Libor Floor, Due 5/20	3,562,658	3,549,803	3,402,338

Ravn Air Group, Inc. (8), (9) Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.8% Cash, 1.0% Libor Floor, Due 7/21	2,280,816	2,273,040	2,197,339

Roscoe Medical, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,672,767	6,432,000

Salient CRGT Inc. (8), (9) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 2/22	2,981,250	2,925,550	2,935,935

Sandy Creek Energy Associates, L.P. (8), (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 11/20	2,599,769	2,593,507	1,980,712

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment Interest Rate (1) / Maturity	Principal	Amortized Cost	Fair Value (2)
Stafford Logistics, Inc.(dba Custom Ecology, Inc.) (8), (9) Environmental Industries	Senior Secured Loan — Term Loan 7.8% Cash, 1.0% Libor Floor, Due 8/21	$2,709,639	$2,695,850	$2,404,805

Tank Partners Holdings, LLC (8)(14) Energy: Oil & Gas	Senior Secured Loan — Loan 10.25% Cash, 4.0% PIK, 3.0% Libor Floor, Due 8/19	11,341,238	11,034,716	7,971,756

Terra Millennium Corporation (8), (9) Construction & Building	Senior Secured Loan — First Out Term Loan 7.5% Cash, 1.0% Libor Floor, Due 10/22	3,950,000	3,914,044	3,988,710

Time Manufacturing Acquisition, LLC (8), (9) Capital Equipment	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 2/23	1,496,250	1,489,252	1,496,100

TronAir Parent Inc. (8), (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/23	3,970,000	3,934,438	3,969,206

TRSO I, Inc. (8) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 1.0% Libor Floor, Due 12/19	1,000,000	992,911	1,000,000

U.S. Shipping Corp (fka U.S. Shipping Partners LP) (8), (9) Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	1,266,623	1,265,934	1,126,915

USJ-IMECO Holding Company, LLC (8), (9) Transportation: Cargo	Senior Secured Loan — Term Loan 7.3% Cash, 1.0% Libor Floor, Due 4/20	3,516,432	3,508,175	3,379,643

Verdesian Life Sciences, LLC (8), (9)Environmental Industries	Senior Secured Loan — Initial Term Loan 6.2% Cash, 1.0% Libor Floor, Due 7/20	3,541,695	3,515,567	3,044,795

VIP Cinema Holdings, Inc. (8), (9) Hotel, Gaming & Leisure	Senior Secured Loan — Initial Term Loan (First Lien) 7.3% Cash, 1.0% Libor Floor, Due 3/23	1,975,000	1,965,645	1,994,948

Weiman Products, LLC (8) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.7% Cash, 1.0% Libor Floor, Due 11/18	832,018	829,643	832,018

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment Interest Rate (1)/ Maturity	Principal	Amortized Cost	Fair Value (2)
Weiman Products, LLC (8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.7% Cash, 1.0% Libor Floor, Due 11/18	$4,858,105	$4,846,457	$4,860,195

WideOpenWest Finance, LLC (8), (9)Media: Broadcasting & Subscription	Senior Secured Loan — New Term B Loan 4.7% Cash, 1.0% Libor Floor, Due 8/23	2,977,500	2,977,500	2,978,527

WireCo WorldGroup Inc. (8) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.2% Cash, 1.0% Libor Floor, Due 9/24	3,000,000	2,959,150	3,001,500

WireCo WorldGroup Inc. (WireCo WorldGroup Finance LP) (8), (9) Capital Equipment	Senior Secured Loan — Initial Term Loan (First Lien) 6.7% Cash, 1.0% Libor Floor, Due 9/23	1,736,875	1,721,338	1,740,001

Total Investment in Debt Securities (128% of net asset value at fair value) Equity Securities Portfolio		$254,451,361	$252,373,033	$243,609,699

See accompanying notes to financial statements.

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value (2)
Advanced Lighting Technologies, Inc, (5), (8) Consumer goods: Durable	Preferred Stock Series C	1.8%	$1	$1,000

Aerostructures Holdings L.P. (5), (8) Aerospace and Defense	Partnership Interests	1.2%	1,000,000	1,000

Aerostructures Holdings L.P. (5), (8) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	1,067,667

Caribe Media Inc. (fka Caribe Information Investments Incorporated) (5), (8) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	595,818

DBI Holding LLC (5), (8) Services: Business	Class A Warrants	3.2%	1	1,000

eInstruction Acquisition, LLC (5), (8) Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd. (3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	653,301

Perseus Holding Corp. (5), (8) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Roscoe Investors, LLC (5), (8) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,234,000

Tank Partners Holdings, LLC (5), (8), (11) Energy: Oil & Gas	Class B Units	5.8%	980,000	1,000

Tank Partners Holdings, LLC (5), (8) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000

TRSO II, Inc. (5), (8) Energy: Oil & Gas	Common Stock	5.4%	1,680,158	1,077,759

New Millennium Holdco, Inc. (Millennium Health, LLC) (5), (8) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Total Investment in Equity Securities (2% of net asset value at fair value)			$10,389,007	$4,636,545

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment (13)	Percentage Ownership	Amortized Cost	Fair Value (2)
Grant Grove CLO, Ltd. (3), (13)	Subordinated Securities, effective interest 0%, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd. (3), (13)	Preferred Shares, effective interest 0%, 5/15 maturity	23.1%	1,287,155	369,000
Katonah 2007-I CLO Ltd. (3), (6)	Preferred Shares, effective interest 21.8%, 4/22 maturity	100%	30,032,022	21,992,559
Trimaran CLO VII, Ltd. (3),(6), (13)	Income Notes, effective interest 0%, 6/21 maturity	10.5%	383,021	10,000
Catamaran CLO 2012-1 Ltd. (3), (6)	Subordinated Notes, effective interest 7.7%, 12/23 maturity	24.9%	5,685,012	2,437,426
Catamaran CLO 2013- 1 Ltd. (3), (6)	Subordinated Notes, effective interest 13.5%, 1/25 maturity	23.5%	4,886,919	3,965,998
Catamaran CLO 2014-1 Ltd. (3), (6)	Subordinated Notes, effective interest 9.4%, 4/26 maturity	24.9%	7,464,287	3,778,905
Dryden 30 Senior Loan Fund (3)	Subordinated Notes, effective interest 33.9%, 11/25 maturity	7.5%	1,285,368	1,543,574
Catamaran CLO 2014-2 Ltd. (3), (6)	Subordinated Notes, effective interest 11.5%, 10/26 maturity	24.9%	6,782,873	4,637,430
Catamaran CLO 2015-1 Ltd. (3), (6)	Subordinated Notes, effective interest 9.2%, 4/27 maturity	9.9%	4,441,173	3,041,821
Catamaran CLO 2016-1 Ltd. (3), (6)	Subordinated Notes, effective interest 12.6%, 1/29 maturity	24.9%	10,648,043	8,565,188
Total Investment in CLO Subordinated Securities			$75,381,759	$50,342,901

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value (2)
Catamaran CLO 2014-1 Ltd. (3), (6)	Float - 04/2026 - E - 14889FAC7, Par Value of $1,525,000 6.4% Cash, 4/26 maturity	0.151	1,447,816	1,410,000
Total Investment in CLO Rated-Note			$1,447,816	$1,410,000
Total Investment in CLO Fund Securities (27% of net asset value at fair value)			$76,829,575	$51,752,901

Asset Manager Affiliates

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value (2)
Asset Manager Affiliates (8), (10)	Asset Management Company	1	$54,041,230	$37,457,000
Total Investment in Asset Manager Affiliates (20% of net asset value at fair value)			$54,041,230	$37,457,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par /Amortized Cost	Fair Value (2)
JP Morgan Business Money Market Account (7), (8)	Money Market Account	0.001	$14,268	$14,268
US Bank Money Market Account (8)	Money Market Account	0.0002	17,293,209	17,293,209
Total Investment in Time Deposit and Money Market Accounts (9% of net asset value at fair value)			$17,307,477	$17,307,477
Total Investments (4) (187% of net asset value at fair value)			$410,940,323	$354,763,619

See accompanying notes to consolidated financial statements.

(1)	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2017. As noted in the table above, 93% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.

(2)	Reflects the fair market value of all investments as of June 30, 2017, as determined by the Company’s Board of Directors.

(3)	Non-U.S. company or principal place of business outside the U.S.

(4)	The aggregate cost of investments for federal income tax purposes is approximately $418 million. The aggregate gross unrealized appreciation is approximately $2.3 million, the aggregate gross unrealized depreciation is approximately $65.8 million, and the net unrealized depreciation is approximately $63.5 million.

(5)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

(7)	Money market account holding restricted cash and security deposits for employee benefit plans.

(8)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940. As of June 30, 2017, 81.7% of the company’s total assets were qualified assets.

(9)	As of June 30, 2017, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.

(10)	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(11)	Non-voting.

(12)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

(13)	Notice of redemption has been received for this transaction.

(14)	Loan or security was on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
1A Smart Start LLC (8), (9) Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$2,970,000	$2,946,408	$2,919,807

4L Technologies Inc. (fka Clover Holdings, Inc.) (8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,720,465	2,705,259	2,606,194

Advanced Lighting Technologies, Inc, (8), (9), (14) Consumer goods: Durable	First Lien Bond — 12.500% – 6/2019 — 00753CAG7 5.3% Cash, 7.3% PIK, Due 6/19	3,060,919	3,060,919	1,089,338

Advantage Sales & Marketing Inc. (8) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,001,753	995,300

Alere Inc. (fka IM US Holdings, LLC) (9) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	3,030,277	3,024,429	3,034,489

American Seafoods Group LLC (8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,853,704	3,838,792	3,874,899

Anaren, Inc. (8), (9) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,871,912	1,860,822	1,864,237

Apco Holdings, Inc. (8), (9) Services: Business	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/22	3,867,838	3,769,454	3,900,714

API Technologies Corp. (8), (9) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1.0% Libor Floor, Due 4/22	3,482,500	3,420,642	3,480,759

Aristotle Corporation, The (8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,665,860	3,652,075	3,604,274

Asurion, LLC (fka Asurion Corporation) (8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	876,911	873,399	889,736

Asurion, LLC (fka Asurion Corporation) (8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Replacement B-2 Term Loan 4.0% Cash, 0.8% Libor Floor, Due 7/20	187,812	188,275	189,719

Avalign Technologies, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	992,078	985,000

Avalign Technologies, Inc. (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,913,921	2,915,640

Bankruptcy Management Solutions, Inc. (8) Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	665,654	665,654	655,935

BarBri, Inc. (Gemini Holdings, Inc.) (8), (9) Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,619,636	2,614,056	2,578,508

BBB Industries US Holdings, Inc. (8), (9) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,947,500	2,906,715	2,800,125

Bestop, Inc. (8), (9) Automotive	Senior Secured Loan — Delayed Draw Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	34,660	32,776	34,466

Bestop, Inc. (8), (9) Automotive	Senior Secured Loan — First Amendment Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	500,000	495,290	497,200

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
Bestop, Inc. (8), (9) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	$1,520,000	$1,498,330	$1,452,512

Carolina Beverage Group LLC (8) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,506,461	1,487,400

CCS Intermediate Holdings, LLC (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,932,500	2,922,875	2,470,338

Cengage Learning, Inc. (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — 2016 Refinancing Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/23	3,793,913	3,788,981	3,702,043

Checkout Holding Corp. (fka Catalina Marketing) (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	975,000	972,021	853,125

CHS/Community Health Systems, Inc. (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	2,878,621	2,853,070	2,796,465

Consolidated Communications, Inc. (9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.0% Cash, 1.0% Libor Floor, Due 10/23	2,067,444	2,062,450	2,067,444

CRGT Inc. (8), (9) High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,224,017	3,190,360	3,224,339

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited) (8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,011,328	2,463,000

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort) (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,940,225	2,917,719	2,818,941

Drew Marine Group Inc. (8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,496,331	2,380,000

Eastern Power, LLC (Eastern Covert Midco, LLC) (aka TPF II LC, LLC) (8), (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 10/21	2,796,756	2,814,422	2,826,122

Electric Lightwave Holdings, Inc. (f.k.a. Integra Telecom Holdings, Inc.) (8), (9) Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,932,538	2,924,968	2,945,734

ELO Touch Solutions, Inc. (8), (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 6/18	1,420,897	1,397,046	1,380,544

Empower Payments Acquisition, Inc (8) , (9) Services: Business	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/23	3,000,000	2,940,565	2,940,000

EWT Holdings III Corp. (fka WTG Holdings III Corp.) (8), (9) Ecological	Senior Secured Loan — Term Loan (First Lien) 4.8% Cash, 1.0% Libor Floor, Due 1/21	1,745,501	1,741,292	1,760,783

Fender Musical Instruments Corporation (8), (9) Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,339,534	1,345,751	1,322,254

FHC Health Systems, Inc. (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,838,768	3,811,221	3,742,799

First American Payment Systems, L.P. (8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	1,796,448	1,783,840	1,742,555

Getty Images, Inc. (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,140,569	2,147,692	1,874,775

GI Advo Opco, LLC (8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	247,500	245,474	223,913

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
GI Advo Opco, LLC (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	$2,722,500	$2,700,224	$2,463,046

GK Holdings, Inc. (aka Global Knowledge) (8) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,478,209	1,465,650

GK Holdings, Inc. (aka Global Knowledge) (8), (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,450,000	2,433,329	2,446,080

Global Tel*Link Corporation (8) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,957,505	3,894,500

Gold Standard Baking, Inc. (8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,462,500	2,453,554	2,461,269

Grande Communications Networks LLC (8), (9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,860,145	3,864,877	3,860,145

Grupo HIMA San Pablo, Inc. (8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,887,500	2,875,001	2,743,125

Grupo HIMA San Pablo, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,953,618	6,370,000

Gymboree Corporation., The (8), (9) Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,415,457	759,581

Hargray Communications Group, Inc. (HCP Acquisition LLC) (8), (9) Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 4.8% Cash, 1.0% Libor Floor, Due 6/19	2,887,075	2,860,733	2,926,166

Harland Clarke Holdings Corp. (fka Clarke American Corp.) (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	1,697,272	1,690,708	1,703,637

Harland Clarke Holdings Corp. (fka Clarke American Corp.) (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 8/19	1,387,500	1,384,229	1,391,545

Harland Clarke Holdings Corp. (fka Clarke American Corp.) (8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-5 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 12/19	1,385,417	1,369,287	1,395,980

Highland Acquisition Holdings, LLC (aka HealthSun Health Plans, Inc.) (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% Libor Floor, Due 11/22	2,000,000	1,903,216	1,910,000

Hoffmaster Group, Inc. (8) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 11/24	1,600,000	1,552,544	1,524,640

Hoffmaster Group, Inc. (8), (9) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 11/23	2,666,667	2,640,345	2,668,267

Industrial Services Acquisition, LLC (aka Evergreen/NAIC) (8), (9) Environmental Industries	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 6/22	2,925,000	2,898,235	2,925,000

Kellermeyer Bergensons Services, LLC (8), (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,950,120	1,936,641	1,943,100

Key Safety Systems, Inc. (8), (9) Automotive	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 8/21	1,394,077	1,389,440	1,411,851

Landslide Holdings, Inc. (8), (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 9/22	1,850,467	1,846,044	1,850,467

MB Aerospace ACP Holdings II Corp. (8), (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	1,342,500	1,331,454	1,342,366

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
Medrisk, Inc. (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 2/23	$1,985,000	$1,967,461	$1,985,000

MGOC, Inc. (fka Media General, Inc.) (9) Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,417,989	2,419,940	2,417,989

National Home Health Care Corp. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.8% Cash, 1.0% Libor Floor, Due 12/22	1,500,000	1,477,675	1,477,500

National Home Health Care Corp. (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 12/21	3,000,000	2,970,280	2,970,000

Nellson Nutraceutical, LLC (8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,350,684	2,335,796	2,350,449

Nellson Nutraceutical, LLC (8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,066,562	2,052,899	2,066,355

Nielsen & Bainbridge, LLC (8), (9) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.2% Cash, 1.0% Libor Floor, Due 8/20	5,361,360	5,326,136	5,199,447

NM Z Parent Inc. (aka Zep, Inc.) (8), (9) Chemicals, Plastics and Rubber	Senior Secured Loan — 2016 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 6/22	3,447,500	3,459,466	3,481,630

Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC) (8), (9) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 8.0% Cash, 1.3% Libor Floor, Due 7/20	1,941,336	1,899,875	1,882,707

Onex Carestream Finance LP (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,647,295

Onex Carestream Finance LP (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,750,135	1,753,387	1,704,920

Otter Products, LLC (OtterBox Holdings, Inc.) (8), (9) Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,600,266	2,587,099	2,507,697

PGX Holdings, Inc. (8), (9) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	3,620,714	3,598,052	3,626,381

Playpower, Inc. (8), (9) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,970,000	1,958,956	1,969,606

PrimeLine Utility Services LLC (fka FR Utility Services LLC) (8), (9) Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,935,672	3,904,453	3,937,247

Priority Payment Systems Holdings, LLC (8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/23	4,000,000	3,960,000	3,960,000

PSC Industrial Holdings Corp. (8), (9) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	2,974,300	2,953,559	2,941,583

Q Holding Company (fka Lexington Precision Corporation) (8), (9) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,992,366	2,962,443	2,962,443

Quad-C JH Holdings Inc. (aka Joerns Healthcare) (8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,900,079	3,883,565	3,666,075

Ravn Air Group, Inc. (8), (9) Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 7/21	2,421,875	2,412,614	2,324,516

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate (1) /Maturity	Principal	Amortized Cost	Fair Value (2)
Roscoe Medical, Inc. (8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,666,733	6,499,000

Sandy Creek Energy Associates, L.P. (8) , (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,613,239	2,606,016	2,204,921

Stafford Logistics, Inc. (dba Custom Ecology, Inc.) (8), (9) Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 8/21	$2,709,639	$2,694,201	$2,677,395

Tank Partners Holdings, LLC (8), (14) Energy: Oil & Gas	Senior Secured Loan — Loan 10.0% Cash, 4.0% PIK, 3.0% Libor Floor, Due 8/19	10,750,808	10,656,975	6,550,311

Terra Millennium Corporation (8), (9) Construction & Building	Senior Secured Loan — First Out Term Loan 7.3% Cash, 1.0% Libor Floor, Due 10/22	4,000,000	3,960,202	3,960,000

TronAir Parent Inc. (8), (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/23	3,960,000	3,923,893	3,959,208

TRSO I, Inc. (8) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 1.0% Libor Floor, Due 12/19	1,000,000	991,495	1,000,000

U.S. Shipping Corp (fka U.S. Shipping Partners LP) (8), (9) Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,392,213	1,391,361	1,312,857

USJ-IMECO Holding Company, LLC (8), (9) Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,679,796	3,669,622	3,497,278

Verdesian Life Sciences, LLC (8), (9) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,766,302	3,733,929	3,641,261

Weiman Products, LLC (8) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/18	916,023	912,479	889,000

Weiman Products, LLC (8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/18	4,567,552	4,550,168	4,432,809

WideOpenWest Finance, LLC (8) , (9) Media: Broadcasting & Subscription	Senior Secured Loan — New Term B Loan 4.5% Cash, 1.0% Libor Floor, Due 8/23	2,992,500	2,992,500	3,028,829

WireCo WorldGroup Inc. (8) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 9/24	3,000,000	2,956,358	3,000,000

WireCo WorldGroup Inc. (WireCo WorldGroup Finance LP) (8), (9) Capital Equipment	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 9/23	1,745,625	1,728,771	1,763,780

Total Investment in Debt Securities (122% of net asset value at fair value)		$251,222,570	$249,520,234	$238,343,330

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value (2)
Aerostructures Holdings L.P. (5), (8) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$100,549

Aerostructures Holdings L.P. (5), (8) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	1,183,746

Caribe Media Inc. (fka Caribe Information Investments Incorporated) (5), (8) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	532,342

DBI Holding LLC (5), (8) Services: Business	Class A Warrants	3.2%	1	1,000

eInstruction Acquisition, LLC (5), (8) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd. (3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	811,268

Perseus Holding Corp. (5), (8) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Roscoe Investors, LLC (5), (8) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,169,000

Tank Partners Holdings, LLC (5), (8), (11) Energy: Oil & Gas	Unit	5.8%	980,000	1,000

Tank Partners Holdings, LLC (5), (8) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000

TRSO II, Inc. (5), (8) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,253,450

New Millennium Holdco, Inc. (Millennium Health, LLC) (5), (8) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Total Investment in Equity Securities (3% of net asset value at fair value)			$10,389,007	$5,056,355

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment (12)	Percentage Ownership	Amortized Cost	Fair Value (2)
Grant Grove CLO, Ltd. (3), (13)	Subordinated Securities, effective interest 0.1%, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd. (3), (13)	Preferred Shares, effective interest 0.1%, 5/15 maturity	23.1%	1,287,155	369,000
Katonah 2007-I CLO Ltd. (3), (6)	Preferred Shares, effective interest 30.8%, 4/22 maturity	100%	28,022,646	20,453,099
Trimaran CLO VII, Ltd. (3), (6), (13)	Income Notes, effective interest 47.9%, 6/21 maturity	10.5%	1,643,920	1,195,152
Catamaran CLO 2012-1 Ltd. (3), (6)	Subordinated Notes, effective interest 3.1%, 12/23 maturity	24.9%	5,919,933	2,819,412
Catamaran CLO 2013- 1 Ltd. (3), (6)	Subordinated Notes, effective interest 14.9%, 1/25 maturity	23.5%	5,237,222	4,918,807
Catamaran CLO 2014-1 Ltd. (3), (6)	Subordinated Notes, effective interest 10.0%, 4/26 maturity	24.9%	7,818,484	4,546,682
Catamaran CLO 2014-2 Ltd. (3), (6)	Subordinated Notes, effective interest 10.9%, 10/26 maturity	24.9%	6,967,560	5,092,087
Dryden 30 Senior Loan Fund (3)	Subordinated Notes, effective interest 36.2%, 11/25 maturity	7.5%	1,343,467	1,895,566
Catamaran CLO 2015-1 Ltd. (3), (6)	Subordinated Notes, effective interest 9.5%, 4/27 maturity	9.9%	4,543,317	3,223,255
Catamaran CLO 2016-1 Ltd. (3), (6)	Subordinated Notes, effective interest 13.9%, 1/29 maturity	24.9%	10,140,000	8,350,290
Total Investment in CLO Subordinated Securities			$75,409,590	$52,864,350

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value (2)
Catamaran CLO 2014-1 Ltd. (3), (6)	Float – 04/2026 – E – 14889FAC7, 6.6%, 4/26 maturity	15.1%	$1,441,727	$1,310,000
Total Investment in CLO Rated-Note			$1,441,727	$1,310,000
Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$76,851,317	$54,174,350

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value (2)
Asset Manager Affiliates (8), (10)	Asset Management Company	100%	$55,341,230	$40,198,000
Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$55,341,230	$40,198,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Amortized Cost	Fair Value (2)
JP Morgan Business Money Market Account (7), (8)	Money Market Account	0.1%	$14,268	$14,268
US Bank Money Market Account (8)	Money Market Account	0.1%	28,685,001	28,685,001
Total Investment in Time Deposit and Money Market Accounts (15% of net asset value at fair value)			$28,699,269	$28,699,269
Total Investments (4) (188% of net asset value at fair value)			$420,801,057	$366,471,304

(1)	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2016. As noted in the table above, 93% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.

(2)	Reflects the fair market value of all investments as of December 31, 2016, as determined by the Company’s Board of Directors.

(3)	Non-U.S. company or principal place of business outside the U.S.

(4)	The aggregate cost of investments for federal income tax purposes is approximately $429 million. The aggregate gross unrealized appreciation is approximately $2.1 million, the aggregate gross unrealized depreciation is approximately $65.0 million, and the net unrealized depreciation is approximately $62.9 million.

(5)	Non-income producing.

(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).

(7)	Money market account holding restricted cash and security deposits for employee benefit plans.

(8)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

(9)	As of December 31, 2016, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.

(10)	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(11)	Non-voting.

(12)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.

(13)	Notice of redemption has been received for this transaction.

(14)	Loan or security was on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30,
	2017	2016

Per Share Data:
Net asset value, at beginning of period	$5.24	$5.82
Net investment income[1]	0.16	0.27
Net realized losses from investments[1]	(0.03)	(0.29)
Net change in unrealized depreciation on investments[1]	(0.05)	(0.08)
Net decrease in net assets resulting from operations	0.08	(0.10)
Distributions of ordinary income	(0.24)	(0.30)
Net increase (decrease) in net assets relating to stock-based transactions:
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	-
Dividend reinvestment plan	0.01	(0.01)
Stock based compensation	0.02	0.03
Net increase (decrease) in net assets relating to stock-based transactions[6]	0.02	0.03

Net asset value, end of period	$5.10	$5.45
Total net asset value return[2]	1.9%	(1.2)%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.98	$4.07
Per share market value at end of period	$3.53	$3.92
Total market return[3]	(5.3)%	3.7%
Weighted average interest rate on income producing debt investments(7)	7.4%	7.2%
Shares outstanding at end of period	37,167,622	37,136,898
Net assets at end of period	$189,612,963	$202,224,735
Portfolio turnover rate[4]	20.7%	11.2%
Average par debt outstanding	$180,556,183	$196,201,299
Asset coverage ratio	206%	205%
Ratio of net investment income to average net assets[5]	6.1%	9.4%
Ratio of total expenses to average net assets[5]	10.0%	8.8%
Ratio of interest expense to average net assets[5]	4.6%	4.6%
Ratio of non-interest expenses to average net assets[5]	5.4%	4.2%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the ending of period net asset value per share over the beginning of period net asset value per share plus distributions (including any return of capital), divided by the beginning of period net asset value per share.
[3]	Total market return equals the change in the ending of period market price per share over the beginning of period price per share plus distributions (including any return of capital), divided by the beginning of period market price per share.
[4]	Not annualized. Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[5]	Annualized
[6]	Totals may not sum due to rounding.
[7]	The weighted average interest rate on income producing debt investments is calculated as the sum of contractual annual interest income for each income producing debt investment, before the payment of all of our expenses, divided by sum of the par value of those investments. There can be no assurance that the weighted average interest rate on income producing debt investments will remain at its current level.

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

As of June 30, 2017, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., and Trimaran Advisors Management, L.L.C. (collectively the “Asset Manager Affiliates”), had approximately $2.7 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investments in the CLO Funds they manage; however, KCAP holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

Stockholder distributions on the Statement of Changes in Net Assets reflect the distributions made during the reporting period, excluding the distribution declared in a quarter with a record date occurring after the quarter-end. The determination of the tax character of distributions is made on an annual (full calendar-year) basis at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, an estimate of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the six months ended June 30, 2017, the Company provided approximately $60 million to portfolio companies to support their growth objectives, none of which was contractually obligated. See also Note 8 – Commitments and Contingencies. As of June 30, 2017, the Company held loans it made to 83 investee companies with aggregate principal amounts of $254 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the six months ended June 30, 2017, the Company did not engage in any such or similar activities.

FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other US GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606. Management is evaluating the impact of the standard on certain fees earned by the Company.

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

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016

Net cash (used in) financing activities as reported	$(31,782,236)
Impact of Adoption	(717,706)

Net cash (used in) financing activities after adoption	$(32,499,942)

In 2017, FASB issued an Accounting Standards Update, ASU 2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU-2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU-2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU-2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. At this time, management is evaluating the implications of these changes on the financial statements.

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

Interest Income. Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2017, two issuers representing 1% of the Company’s total investments at fair value were on a non-accrual status, and one of our investments, representing 2% of the Company’s investments at fair value, was on partial non-accrual status, whereby we have recognized income on a portion of contractual payment-in-kind (PIK) amounts due.

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

For non-junior class CLO Fund securities, such as the Company’s investment in the Class E Notes of the Catamaran CLO 2014-1, interest is earned at a fixed spread relative to the LIBOR index.

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

The Company has adopted a dividend reinvestment plan the “DRIP” that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder “opts out” of the DRIP to receive cash in lieu of having their cash distributions automatically reinvested in additional shares of the Company’s common stock.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and six months ended June 30, 2017 and 2016 (unaudited):

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net increase (decrease) in net assets resulting from operations	$2,521,725	$3,007,484	$2,907,276	$(3,835,214)
Net (increase) decrease in net assets allocated to unvested share awards	(21,340)	(46,972)	(28,258)	64,578

Net increase (decrease) in net assets available to common stockholders	$2,500,385	$2,960,512	$2,879,018	$(3,770,636)
Weighted average number of common shares outstanding for basic shares computation	37,206,487	37,163,534	37,204,751	37,136,634
Effect of dilutive securities – stock options	-	-	-	-

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,206,487	37,163,534	37,204,751	37,136,634

Net increase (decrease) in net assets per basic common shares:
Net increase (decrease) in net assets from operations	$0.07	$0.08	$0.08	$(0.10)
Net increase (decrease) in net assets per diluted shares:
Net increase (decrease) in net assets from operations	$0.07	$0.08	$0.08	$(0.10)

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

There were 50,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three months and six months ended June 30, 2017 and 2016. Since the effects are anti-dilutive for both periods, the options were not considered in the computation. For the six months ended June 30, 2017 and 2016, the Company purchased 63,827 and 67,345 shares of common stock, respectively, in connection with the vesting of employee restricted stock, such shares are treated as treasury shares and reduce the weighted average shares outstanding in the computation of earnings per share.

The Company’s Convertible Notes were included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method” for periods when the Convertible Notes were outstanding. Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the six month period ended June 30, 2016, the effects of the convertible notes were anti-dilutive. The Convertible Notes matured and were repaid in March 2016.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at June 30, 2017 and December 31, 2016:

	June 30, 2017 (unaudited)			December 31, 2016
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Money Market Accounts²	17,307,477	$17,307,477	5	28,699,269	$28,699,269	8
Senior Secured Loan	207,622,375	202,272,386	57	207,701,078	200,322,152	55
Junior Secured Loan	40,191,888	38,773,666	11	37,251,776	35,444,440	10
First Lien Bond	3,054,337	1,058,394	-	3,060,919	1,089,338	-
Senior Secured Bond	1,504,434	1,505,250	-	1,506,461	1,487,400	-
CLO Fund Securities	76,829,575	51,752,901	15	76,851,317	54,174,350	15
Equity Securities	10,389,007	4,636,545	1	10,389,007	5,056,355	1
Asset Manager Affiliates³	54,041,230	37,457,000	11	55,341,230	40,198,000	11

Total	$410,940,323	$354,763,619	100%	$420,801,057	$366,471,304	100%

¹ Represents percentage of total portfolio at fair value.

² Includes restricted cash held under employee benefit plans.

³ Represents the equity investment in the Asset Manager Affiliates.

The industry-related information, based on the fair value of the Company’s investment portfolio as of June 30, 2017 and December 31, 2016, for the Company’s investment portfolio was as follows:

	June 30, 2017 (unaudited)			December 31, 2016
Industry Classification	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%[1]
Aerospace and Defense	$8,358,648	$8,231,839	2%	$8,394,633	$8,450,106	2%
Asset Management Company[2]	54,041,230	37,457,000	11	55,341,230	40,198,000	11
Automotive	7,751,269	7,740,953	2	6,322,551	6,196,154	2
Banking, Finance, Insurance & Real Estate	5,585,742	5,560,869	1	6,805,514	6,782,010	2
Beverage, Food and Tobacco	15,002,028	14,451,010	4	15,198,830	14,703,372	4
Capital Equipment	9,655,431	8,892,136	3	6,185,129	5,575,048	2
Chemicals, Plastics and Rubber	6,391,014	6,366,999	2	6,421,909	6,444,073	2
CLO Fund Securities	76,829,575	51,752,901	15	76,851,317	54,174,350	15
Construction & Building	5,864,273	5,949,494	2	5,919,158	5,929,606	2
Consumer goods: Durable	10,337,009	8,292,890	2	12,319,905	10,118,736	3
Consumer goods: Non-durable	14,876,629	14,804,415	4	14,766,390	14,452,096	4
Ecological	-	-	-	1,741,292	1,760,783	-
Energy: Electricity	3,887,209	3,914,471	1	3,904,453	3,937,247	1
Energy: Oil & Gas	14,872,992	10,051,515	3	14,493,835	8,805,761	2
Environmental Industries	13,666,574	12,924,304	4	12,279,924	12,185,239	3
Forest Products & Paper	4,184,554	4,255,460	1	4,192,889	4,192,907	1
Healthcare & Pharmaceuticals	56,578,981	53,483,702	15	58,769,668	53,594,534	15
High Tech Industries	10,889,657	10,966,899	2	9,854,093	9,936,109	3
Hotel, Gaming & Leisure	4,360,690	3,990,948	1	400,000	1,000	-
Media: Advertising, Printing & Publishing	12,395,852	12,192,690	3	11,712,682	11,453,447	3
Media: Broadcasting & Subscription	2,977,500	2,978,527	1	8,273,174	8,372,984	2
Retail	-	-	-	1,415,457	759,581	-
Services: Business	25,315,597	24,421,038	7	16,125,481	16,230,486	4
Services: Consumer	5,889,352	5,882,817	2	6,212,108	6,204,889	2
Telecommunications	6,015,390	5,967,221	2	12,809,799	12,767,823	3
Time Deposit and Money Market Accounts[3]	17,307,477	17,307,477	5	28,699,269	28,699,269	8
Transportation: Cargo	10,241,457	9,976,558	3	7,557,315	7,190,135	2
Transportation: Consumer	2,273,040	2,197,339	1	2,412,614	2,324,516	1
Utilities: Electric	5,391,153	4,752,147	1	5,420,438	5,031,043	1

Total	$410,940,323	$354,763,619	100%	$420,801,057	$366,471,304	100%

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

At June 30, 2017 and December 31, 2016, the total amount of non-qualifying assets was approximately 18% and 17% of the total investment portfolio, respectively. The majority of non-qualifying assets were foreign investments which were approximately 15% and 14% of the total investment portfolio, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% and 14% of total assets on such dates, respectively).

The following tables detail the ten largest portfolio investments (at fair value) as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (unaudited)
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$54,041,230	$37,457,000	11%
Katonah 2007-I CLO Ltd.	30,032,022	21,992,562	6
US Bank Money Market Account[1]	17,293,209	17,293,209	5
Grupo HIMA San Pablo, Inc.	9,831,462	9,125,200	3
Catamaran CLO 2016-1 Ltd.	10,648,044	8,565,188	2
Tank Partners Holdings, LLC	12,199,921	7,973,756	2
Roscoe Medical, Inc.	6,672,767	6,432,000	2
GK Holdings, Inc. (aka Global Knowledge)	5,883,886	5,894,412	2
Weiman Products, LLC	5,678,204	5,692,226	2
Harland Clarke Holdings Corp.	5,230,476	5,299,893	1

Total	$157,511,211	$125,725,446	36%

	December 31, 2016
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$55,341,230	$40,198,000	11%
US Bank Money Market Account[1]	28,685,001	28,685,001	8
Katonah 2007-I CLO Ltd.	28,022,646	20,453,099	6
Grupo HIMA San Pablo, Inc.	9,828,619	9,113,125	2
Catamaran CLO 2016-1 Ltd.	10,140,000	8,350,290	2
Tank Partners Holdings, LLC	11,822,180	6,552,311	2
Roscoe Medical, Inc.	6,666,733	6,499,000	2
Weiman Products, LLC	5,462,647	5,321,809	1
Nielson & Bainbrige, LLC	5,326,136	5,199,447	1
Catamaran CLO 2014-2 Ltd.	6,967,560	5,092,087	1

Total	$168,262,752	$135,464,169	36%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 16% and 13% of the total fair value of the Company’s investments at June 30, 2017 and December 31, 2016, respectively.

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

In December 2016, the Company purchased $10.1million of the par value of the Subordinated Notes of Catamaran 2016-1 CLO (“Catamaran 2016-1”) managed by Trimaran Advisors.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value hierarchy levels as of June 30, 2017 (unaudited) and December 31, 2016, respectively:

	As of June 30, 2017 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$17,307,477	$—	$17,307,477
Debt securities	—	59,703,296	183,906,403	243,609,699
CLO Fund securities	—	—	51,752,898	51,752,898
Equity securities	—	—	4,636,545	4,636,545
Asset Manager Affiliates	—	—	37,457,000	37,457,000

Total	$—	$77,010,773	$277,752,846	$354,763,619

	As of December 31, 2016
	Level I	Level II	Level III	Total
Money market accounts	$—	$28,699,269	$—	$28,699,269
Debt securities	—	84,601,585	153,741,745	238,343,330
CLO Fund securities	—	—	54,174,350	54,174,350
Equity securities	—	—	5,056,355	5,056,355
Asset Manager Affiliates	—	—	40,198,000	40,198,000

Total	$—	$113,300,854	$253,170,450	$366,471,304

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

	Six Months Ended June 30, 2017 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$253,170,450
Transfers out of Level III	(9,741,085)[1]	—	—	—	(9,741,085)
Transfers into Level III	34,204,405 [2]	—	—	—	34,204,405
Net accretion (amortization)	188,885	(21,741)	—	—	167,144
Purchases	25,717,752	—	1	—	25,717,753
Sales/Paydowns/Return of Capital	(16,957,069)	—	—	(1,300,000)	(18,257,069)
Total realized gain (loss) included in earnings	123,809	—	—	—	123,809
Total unrealized gain (loss) included in earnings	(3,372,039)	(2,399,711)	(419,811)	(1,441,000)	(7,632,561)
Balance, June 30, 2017	$183,906,403	$51,752,898	$4,636,545	$37,457,000	$277,752,846
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$1,495,504	$(2,399,711)	$(420,812)	$(1,441,000)	$(2,766,020)

¹Transfers out of Level III represent a transfer of $9,741,085 relating to debt and equity securities for which pricing inputs, other than their quoted prices in active markets were observable as of June 30, 2017.

²Transfers into Level III represent a transfer of $34,204,405 relating to debt and equity securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of June 30, 2017.

	Year Ended December 31, 2016
	Debt Securities		CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Total
Balance, December 31, 2015	$183,400,465		$55,872,382	$9,103,003	$57,381,000	$305,756,850
Transfers out of Level III	(14,855,471	) [1]	—	—	—	(14,855,471)
Transfers into Level III	22,107,141	[2]	—	445,485	—	22,552,626
Net accretion (amortization)	318,999		(2,192,069)	—	—	(1,873,070)
Purchases	33,641,315		10,140,000	180,161	—	43,961,476
Sales/Paydowns/Return of Capital	(66,559,349)		(4,200,000)	(4,743,682)	(1,250,000)	(76,753,031)
Total realized gain (loss) included in earnings	(366,924)		(10,111,560)	4,484,742	—	(5,993,742)
Total unrealized gain (loss) included in earnings	(3,944,431)		4,665,597	(4,413,354)	(15,933,000)	(19,625,188)
Balance, December 31, 2016	$153,741,745		$54,174,350	$5,056,355	$40,198,000	$253,170,450
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,969,509)		$4,665,597	$(4,413,354)	$(15,933,000)	$(22,650,266)

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

As of June 30, 2017, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $77,010,773 as of June 30, 2017.

As of June 30, 2017, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 9,030,150	Enterprise Value	Average EBITDA Multiple / WACC	5.2x - 6.7x (5.4x) 16.5% - 16.5% (16.5%)
	$ 174,876,253	Income Approach	Implied Discount Rate	5.6% - 24.1% (9.1%)
Equity Securities	$ 4,628,545	Enterprise Value	Average EBITDA Multiple / WACC	4.7x - 17.8x (10.2x) 7.1% - 13.9% (11.4%)
	$ 8,000	Options Value	Qualitative Inputs
CLO Fund Securities	$ 51,752,898	Discounted Cash Flow	Discount Rate	9.2% - 13.0% (12.9%)
			Probability of Default	0% - 2.0% (1.9%)
			Loss Severity	25.0% - 25.9% (25.9%)
			Recovery Rate	74.1% - 75.0% (74.1%)
			Prepayment Rate	25.0% - 28.0% (25.1%)
Asset Manager Affiliate	$ 37,457,000	Discounted Cash Flow	Discount Rate	2.5% - 13.0% (6.5%)
Total Level III Investments	$ 277,752,846

¹ The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where KCAP’s analysis ascribes no residual value to a portfolio company’s equity, KCAP typically elects to mark its position at a nominal amount to account for the investment’s option value.

As of December 31, 2016, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 7,639,648	Enterprise Value	Average EBITDA Multiple	5.3x
	$ 146,102,097	Income Approach	Implied Discount Rate	5.6% - 21.5% (9.15%)
Equity Securities	$ 5,050,355	Enterprise Value	Average EBITDA Multiple/WACC	4.8x/7.4% - 14.1x/13.9% (9.3x/12.0%)
	$ 6,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	$ 45,824,060	Discounted Cash Flow	Discount Rate	11.3% - 13.0% (13.0%)
			Probability of Default	2.0% - 2.5% (2.0%)
			Loss Severity	25.0% - 25.9% (25.9%)
			Recovery Rate	74.1% - 75.% (74.2%)
			Prepayment Rate	25.0% - 29.1% (25.1%)
	$ 8,350,290	Market Approach	3rd Party Quote	82.35% (82.35%)
Asset Manager Affiliate	$ 40,198,000	Discounted Cash Flow	Discount Rate	2.5% - 13.0% (7.6%)
Total Level III Investments	$ 253,170,450

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At June 30, 2017 and December 31, 2016, the Asset Manager Affiliates had approximately $2.7 billion and $3.0 billion of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $37.5 million and $40.2 million, respectively.

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

For the three months ended June 30, 2017 and 2016, the Asset Manager Affiliates declared cash distributions of $650,000 and $850,000 to the Company, respectively. For the six months ended June 30, 2017 and 2016, the Asset Manager Affiliates declared cash distributions of approximately $1.3 million and $1.9 million to the Company, respectively. All of the $1.3 million of distributions received by the Company during 2017 from the Asset Manager Affiliates are treated as a return of capital. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $850,000 of Dividends from Asset Manager Affiliates in the Statement of Operations for the three months ended June 30, 2016. For the six months ended June 30, 2016, the Company recognized $1.4 million of Dividends from Asset Manager Affiliates in the Statement of Operations. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for VIEs and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their management fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015, early adoption is permitted. The Asset Manager Affiliates adopted ASU 2015-2 in 2016 which resulted in the deconsolidation of the CLO Funds. Prior year amounts have been restated to reflect the retrospective adoption of ASU 2015-2. In addition, in accordance with Regulation S-X, additional financial information with respect to the Asset Manager Affiliates and one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO, is required to be included in the Company’s SEC Filings. This additional financial information regarding the Asset Manager Affiliates and Katonah 2007-1 CLO does not directly impact the financial position, results of operations, or cash flows of the Company.

Asset Manager Affiliates

Summarized Balance Sheet (unaudited)

	As of	As of
	June 30, 2017	December 31, 2016
Cash	$4,464,866	$3,425,709
Intangible Assets	22,830,000	23,157,541
Other Assets	3,646,924	5,024,174
Total Assets	$30,941,790	$31,607,424

Total Liabilities	$5,370,026	$6,619,619
Total Equity	25,571,764	24,987,805
Total Liabilities and Equity	$30,941,790	$31,607,424

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Fee Revenue	$3,088,353	$3,229,095	$8,972,550	$6,558,722
Interest Income	3,735	413,786	5,910	567,618
Total Income	3,092,088	3,642,881	8,978,460	7,126,340
Operating Expenses	2,543,378	3,100,740	5,304,832	5,829,185
Amortization of Intangibles	-	327,541	327,541	655,082
Interest Expense	214,715	377,945	403,566	867,780
Total Expenses	2,758,093	3,806,226	6,035,939	7,352,047
Pre-Tax Income (Loss)	333,995	(163,345)	2,942,521	(225,707)
Income Tax (Benefit) Expense	(280,784)	115,547	1,058,560	(245,585)
Net Income	$614,779	$(278,892)	$1,883,961	$19,878

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	June 30, 2017	December 31, 2016
Total investments at fair value	$109,536,568	$176,684,976
Cash	14,556,607	34,982,770
Total Assets	124,451,459	212,160,163
CLO Debt at fair value	123,048,958	208,812,164
Total liabilities	124,209,260	210,463,954
Total Net Assets (deficit)	242,199	1,696,209

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income from investments	$1,373,010	$2,469,633	$3,151,126	$5,008,707
Total income	1,344,827	2,745,300	3,188,161	5,310,308
Interest expense	1,488,620	2,417,951	3,014,926	4,540,266
Total expenses	1,681,473	2,670,268	3,483,656	5,096,330
Net realized and unrealized gains (losses)	(530,500)	(1,172,439)	(1,158,514)	2,385,267
Increase in net assets resulting from operations	(867,146)	(1,097,407)	(1,454,009)	2,599,245

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million, and tax basis intangible assets of $15.7 million, of both which are being amortized for tax purposes on a straight-line basis over 15 years.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At June 30, 2017 and December 31, 2016, there were no loans outstanding under the Trimaran Credit Facility. For the three months ended June 30, 2017 and 2016, the Company recognized interest income of approximately $210,000 and $373,000, respectively, related to the Trimaran Credit Facility. For the six months ended June 30, 2017 and 2016, the Company recognized interest income of approximately $390,000 and $855,000, respectively, related to the Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of June 30, 2017 (unaudited)	As of December 31, 2016

Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2017 - $1,969,566 and $2,118,764, respectively; 2016 - $2,286,425 and $2,459,156, respectively)	$143,261,669	$142,604,419
7.375% Notes Due 2019 (net of offering costs of: 2017 - $351,541; 2016 - $550,774)	$26,648,459	$32,980,151

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2017 were 4.0% and 6.3 years, respectively, and as of December 31, 2016 were 3.9% and 6.7 years, respectively.

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

As of June 30, 2017, there were 74 investments in portfolio companies with a total fair value of approximately $189.6 million plus cash of $4.6 million, collateralizing the secured notes of the Issuer. At June 30, 2017, there were unamortized issuance costs of approximately $2.1 million, and unamortized original issue discount, (“OID”) of approximately $2.0 million included in Notes issued by KCAP Senior Funding I, LLC liabilities in the accompanying consolidated balance sheet. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three months ended June 30, 2017, interest expense, including the amortization of deferred debt issuance costs and the OID was approximately $1.6 million consisting of stated interest expense of approximately $1.3 million, accreted discount of approximately $159,000, and deferred debt issuance costs of approximately $171,000. For the six months ended June 30, 2017, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $3.1 million consisting of stated interest expense of approximately $2.4 million, accreted discount of approximately $317,000, and deferred debt issuance costs of approximately $340,000. As of June 30, 2017, the stated interest charged under the securitization was based on current three month LIBOR at the reset date, which was 1.15%. The classes, stated interest rates, spread over LIBOR, and stated interest expense are as follows:

	Stated Interest Rate (1)	LIBOR Spread (basis points)	Quarterly Interest Expense(1)

KCAP Senior Funding LLC Class A Notes	2.65%	150	$716,375
KCAP Senior Funding LLC Class B Notes	4.40%	325	138,586
KCAP Senior Funding LLC Class C Notes	5.40%	425	188,985
KCAP Senior Funding LLC Class D Notes	6.40%	525	201,586
Total			$1,245,532

(1) Stated Interest Rate (and thus periodic interest expense), will vary based upon prevailing 3 month LIBOR as of the reset date.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A, B, C, and D are as follows:

Description	Class A Notes	Class B Notes	Class C Notes	Class D Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate
Amount Outstanding	$ 108,150,000	$ 12,600,000	$ 14,000,000	$ 12,600,000
Moody's Rating (sf)	"Aaa"	"Aa2"	"A2"	"Baa2"
Standard & Poor's Rating (sf)	"AAA"	"AA"	"A"	"BBB"
Interest Rate	LIBOR + 1.50%	LIBOR + 3.25%	LIBOR + 4.25%	LIBOR + 5.25%
Stated Maturity	July, 2024	July, 2024	July, 2024	July, 2024
Junior Classes	B, C, D and Subordinated	C, D and Subordinated	D and Subordinated	Subordinated

The Company’s outstanding principal amounts, carrying values and fair values of the Class A, B, C and D Notes are as follows:

	As of
	June 30, 2017
	(unaudited)
	Principal Amount	Carrying Value	Fair Value

KCAP Senior Funding LLC Class A Notes	$108,150,000	$105,149,301	$108,150,000
KCAP Senior Funding LLC Class B Notes	12,600,000	12,250,404	12,615,750
KCAP Senior Funding LLC Class C Notes	14,000,000	13,611,560	14,017,500
KCAP Senior Funding LLC Class D Notes	12,600,000	12,250,404	12,631,500
Total	$147,350,000	$143,261,669	$147,414,750

Fair Value of KCAP Senior Funding I.   The Company carries the KCAP Senior Funding I Notes at cost, net of unamortized discount and offering costs of approximately $2.0 million and $2.1 million, respectively. The fair value of the KCAP Senior Funding I Notes was approximately $147.4 million and $146.3 million at June 30, 2017 and December 31, 2016, respectively. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes are categorized as Level III under ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019. The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At June 30, 2017, the Company was in compliance with all of its debt covenants.

For the three months ended June 30, 2017 and 2016, interest expense related to the 7.375% Notes due 2019 was approximately $609,000 and $763,000, respectively. For the six months ended June 30, 2017 and 2016, interest expense related to the 7.375% Notes due 2019 was approximately $1.2 million and $1.5 million, respectively.

In connection with the issuance of the 7.375% Notes due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $352,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% Notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. KCAP subsequently surrendered these notes to the Trustee for cancellation.

During the third quarter of 2016, $5.0 million par value of the 7.375% Notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. KCAP subsequently surrendered these notes to the Trustee for cancellation.

During the fourth quarter of 2016, approximately $469,000 par value of the 7.375% Notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,006. KCAP subsequently surrendered these notes to the Trustee for cancellation.

During the second quarter of 2017, approximately $6.5 million par value of the 7.375% Notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $107,000. KCAP subsequently surrendered these notes to the Trustee for cancellation.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes due 2019 was approximately $27.6 million at June 30, 2017. The fair value was determined based on the closing price on June 30, 2017 for the 7.375% Notes due 2019. The 7.375% Notes due 2019 are categorized as Level I under the ASC 820 Fair Value.

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

For the six months ended June 30, 2016, interest expense related to the Convertible Notes was approximately $378,000.

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

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)

Net increase (decrease) in net assets resulting from operations	$2,907,276	$(3,835,215)
Net change in unrealized depreciation from investments	1,846,951	2,942,776
Excess capital gains over capital losses	1,072,681	10,765,229
Book/tax differences on CLO equity investments	(1,233,069)	1,124,945
Other book/tax differences	(2,586)	(735,750)

Taxable income before deductions for distributions	$4,591,253	$10,261,985

Taxable income before deductions for distributions per weighted average basic shares for the period	$0.12	$0.28
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.12	$0.28

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the six months ended June 30, 2017 and 2016, the Asset Manager Affiliates declared cash distributions of $1.3 million and $1.9 million to the Company, respectively. The Company recognized $1.4 million, respectively, of dividends from Asset Manager Affiliates in the Statement of Operations for the six months ended June 30, 2016. The difference of $1.3 million and $500,000, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the six months ended June 30, 2017 and 2016, respectively.

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

At June 30, 2017, the Company had a net capital loss carryforward of approximately $92.1 million to offset net capital gains, to the extent provided by federal tax law. Of the net capital loss carryforward, $60.8 million is not subject to expiration under the RIC Modernization Act of 2010.

On June 20, 2017 the Company’s Board of Directors declared a distribution to shareholders of $0.12 per share for a total of approximately $4.4 million. The record date was July 7, 2017 and the distribution was paid on July 27, 2017.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2017 and December 31, 2016, the Company had approximately $507,000 and $565,000 of outstanding commitments to fund investments, respectively.

9. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2017 and 2016, the Company issued 56,918 and 129,611 shares, respectively, of common stock under its dividend reinvestment plan. For the six months ended June 30, 2017, there were 6,000 grants, 10,163 forfeitures, and 242,166 shares vested. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses. The total number of shares of the Company’s common stock outstanding as of June 30, 2017 and December 31, 2016 was 37,167,622 and 37,178,294, respectively. During the six months ended June 30, 2017 and 2016, the Company repurchased 63,827 and 67,345 shares, respectively, at an aggregate cost of approximately $224,000 and $247,000, respectively, in connection with the vesting of restricted stock awards.

10. EQUITY INCENTIVE PLAN

The Company has an equity incentive plan, established in 2006 and as amended in 2008, 2014, 2015 and most recently in May 2017 (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide officers and employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Vesting of restricted stock awarded under the 2008 amendment of the Equity Incentive Plan will occur in two equal installments of 50%, on each of the third and fourth anniversaries of the grant date; vesting of restricted stock subsequent to the 2014 amendment of the Equity Incentive Plan will vest in four equal installments of 25%, on each of the first four anniversaries of the grant date.

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

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2016 through June 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2016	50,000	$7.72	3.4
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2016	50,000	$7.72	2.4	$-
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2017	50,000	$7.72	1.9	$-

Total vested at June 30, 2017	50,000	$7.72	1.9

1 Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the six months ended June 30, 2017 and 2016, the Company did not recognize any non-cash compensation expense related to stock options. At June 30, 2017, the Company had no remaining compensation costs related to unvested stock option awards.

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

On May 4, 2017, 6,000 shares of restricted stock were awarded to the Company’s Board of Directors.

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the six months ended June 30, 2017 and 2016, the Company repurchased 63,827 and 67,345 shares, respectively, of common stock at an aggregate cost of approximately $224,000 and $247,000, respectively, in connection with the vesting of employee’s restricted stock, which is reflected as Treasury Stock at cost on the Consolidated Balance Sheet. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

On June 23, 2015, the Company’s Board of Directors approved the grant of 190,166 shares, with a fair value of approximately $1.2 million, of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date.

On June 23, 2015, the Company’s Board of Directors also voted to amend the Equity Incentive Plan to specify that shares repurchased by the Company to satisfy employee tax withholding requirements would not be returned to the Equity Incentive Plan reserve and could not be reissued under the Company’s Equity Incentive Plan.

During the six months ended June 30, 2017, 242,166 shares of restricted stock vested and 10,163 shares of restricted stock were forfeited. As of June 30, 2017, after giving effect to these restricted stock awards, there were 165,150 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2016 through June 30, 2017 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2016	700,539
Granted	6,000
Vested	(260,607)
Forfeited	(34,453)
Non-vested shares outstanding at December 31, 2016	411,479
Granted	6,000
Vested	(242,166)
Forfeited	(10,163)
Non-Vested Outstanding at June 30, 2017	165,150

For the six months ended June 30, 2017, non-cash compensation expense related to restricted stock was approximately $647,000 of this amount approximately $247,000 was expensed at the Company, and approximately $400,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the six months ended June 30, 2016, non-cash compensation expense related to restricted stock was approximately $761,000; of this amount approximately $311,000 was expensed at the Company and approximately $450,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of June 30, 2017, the Company had approximately $1.1 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized over the remaining weighted average period of 1.0 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $17,000 and $8,000 was expensed during the three months ended June 30, 2017 and 2016, respectively, related to the 401K Plan. During the six months ended June 30, 2017 and 2016, approximately $34,000 and $18,000 was expensed related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $46,000 and $46,000 was expensed during the three months ended June 30, 2017 and 2016, respectively, related to the Profit-Sharing Plan. During the six months ended June 30, 2017 and 2016, approximately $92,000 and $92,000, respectively, was expensed related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

On July 19, 2017, the Company entered into an unconsolidated joint venture, KCAP Freedom 3, LLC (the “KCAP-F3 Joint Venture”), with Freedom 3 Opportunities LLC. KCAP-F3 Joint Venture was capitalized with approximately $35 million in assets from the Company and $25 million in assets from Freedom 3 Opportunities, LLC. KCAP-F3 Joint Venture in turn capitalized a new fund (the “Fund”), managed by one of the Company’s wholly-owned investment advisers. The Fund purchased approximately $183 million in loans from KCAP Senior Funding I, LLC (“KCAP Senior Funding”), a specialty finance consolidated subsidiary of the Company. KCAP Senior Funding used the sale proceeds to redeem approximately $148 million in debt. The sale of the loans will result in a reclassification from unrealized losses to realized losses of approximately $1.5 million in the third quarter of 2017. In addition, as a result of the redemption of the debt, the Company expects to recognize a loss of approximately $4.2 million in the third quarter of 2017, which will be reflected as realized losses on extinguishment of debt in the Consolidated Statement of Operations.

The Company has evaluated events and transactions occurring subsequent to June 30, 2017 for items that should potentially be recognized or disclosed in these financial statements. Other than as noted above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. The CLO Funds in which we invest have debt that ranks senior to our investment.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.7 billion of par value assets under management as of June 30, 2017. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates).

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the six months ended June 30, 2017 (unaudited) and for the year ended December 31, 2016 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Total Portfolio
Fair Value at December 31, 2015	$284,639,244	$55,872,382	$9,548,488	$57,381,000	$407,441,114
2016 Activity:
Purchases / originations /draws	74,584,952	10,140,000	—	—	84,724,952
Sales / Pay-downs / Return of Capital	(123,240,416)	(4,200,000)	(4,563,521)	(1,250,000)	(133,253,937)
Net accretion (amortization)	407,492	(2,192,071)	—	—	(1,784,579)
Net realized (losses) gains	(540,649)	(10,111,560)	4,484,742	—	(6,167,467)
Net increase (decrease) in fair value	2,492,707	4,665,599	(4,413,354)	(15,933,000)	(13,188,048)

Fair Value at December 31, 2016	238,343,330	54,174,350	5,056,355	40,198,000	337,772,035
Year to Date 2017 Activity:
Purchases / originations /draws	60,293,073	—	1	—	60,293,074
Sales / Pay-downs / Return of Capital	(56,731,233)	—	—	(1,300,000)	(58,031,233)
Net accretion (amortization)	256,363	(21,741)	—	—	234,622
Net realized gains (losses)	(965,405)	—	—	—	(965,405)
Net increase (decrease) in fair value	2,413,571	(2,399,711)	(419,811)	(1,441,000)	(1,846,951)

Fair Value at June 30, 2017	$243,609,699	$51,752,898	$4,636,545	$37,457,000	$337,456,142

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

The following table shows the Company’s portfolio by security type at June 30, 2017 and December 31, 2016:

	June 30, 2017 (unaudited)			December 31, 2016
Security Type	Cost/Amortized Cost	Fair Value	%¹	Cost/Amortized Cost	Fair Value	%¹
Money Market Accounts²	17,307,477	$17,307,477	5	28,699,269	$28,699,269	8
Senior Secured Loan	207,622,375	202,272,386	57	207,701,078	200,322,152	55
Junior Secured Loan	40,191,888	38,773,666	11	37,251,776	35,444,440	10
First Lien Bond	3,054,337	1,058,394	-	3,060,919	1,089,338	-
Senior Secured Bond	1,504,434	1,505,250	-	1,506,461	1,487,400	-
CLO Fund Securities	76,829,575	51,752,901	15	76,851,317	54,174,350	15
Equity Securities	10,389,007	4,636,545	1	10,389,007	5,056,355	1
Asset Manager Affiliates³	54,041,230	37,457,000	11	55,341,230	40,198,000	11

Total	$410,940,323	$354,763,619	100%	$420,801,057	$366,471,304	100%

¹ Represents percentage of total portfolio at fair value.

² Includes restricted cash held under employee benefit plans.

³ Represents the equity investment in the Asset Manager Affiliates.

The industry-related information, based on the fair value of the Company’s investment portfolio as of June 30, 2017 and December 31, 2016, for our investment portfolio were as follows:

	June 30, 2017 (unaudited)			December 31, 2016
Industry Classification	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%[1]
Aerospace and Defense	$8,358,648	$8,231,839	2%	$8,394,633	$8,450,106	2%
Asset Management Company[2]	54,041,230	37,457,000	11	55,341,230	40,198,000	11
Automotive	7,751,269	7,740,953	2	6,322,551	6,196,154	2
Banking, Finance, Insurance & Real Estate	5,585,742	5,560,869	1	6,805,514	6,782,010	2
Beverage, Food and Tobacco	15,002,028	14,451,010	4	15,198,830	14,703,372	4
Capital Equipment	9,655,431	8,892,136	3	6,185,129	5,575,048	2
Chemicals, Plastics and Rubber	6,391,014	6,366,999	2	6,421,909	6,444,073	2
CLO Fund Securities	76,829,575	51,752,901	15	76,851,317	54,174,350	15
Construction & Building	5,864,273	5,949,494	2	5,919,158	5,929,606	2
Consumer goods: Durable	10,337,009	8,292,890	2	12,319,905	10,118,736	3
Consumer goods: Non-durable	14,876,629	14,804,415	4	14,766,390	14,452,096	4
Ecological	-	-	-	1,741,292	1,760,783	-
Energy: Electricity	3,887,209	3,914,471	1	3,904,453	3,937,247	1
Energy: Oil & Gas	14,872,992	10,051,515	3	14,493,835	8,805,761	2
Environmental Industries	13,666,574	12,924,304	4	12,279,924	12,185,239	3
Forest Products & Paper	4,184,554	4,255,460	1	4,192,889	4,192,907	1
Healthcare & Pharmaceuticals	56,578,981	53,483,702	15	58,769,668	53,594,534	15
High Tech Industries	10,889,657	10,966,899	2	9,854,093	9,936,109	3
Hotel, Gaming & Leisure	4,360,690	3,990,948	1	400,000	1,000	-
Media: Advertising, Printing & Publishing	12,395,852	12,192,690	3	11,712,682	11,453,447	3
Media: Broadcasting & Subscription	2,977,500	2,978,527	1	8,273,174	8,372,984	2
Retail	-	-	-	1,415,457	759,581	-
Services: Business	25,315,597	24,421,038	7	16,125,481	16,230,486	4
Services: Consumer	5,889,352	5,882,817	2	6,212,108	6,204,889	2
Telecommunications	6,015,390	5,967,221	2	12,809,799	12,767,823	3
Time Deposit and Money Market Accounts[3]	17,307,477	17,307,477	5	28,699,269	28,699,269	8
Transportation: Cargo	10,241,457	9,976,558	3	7,557,315	7,190,135	2
Transportation: Consumer	2,273,040	2,197,339	1	2,412,614	2,324,516	1
Utilities: Electric	5,391,153	4,752,147	1	5,420,438	5,031,043	1

Total	$410,940,323	$354,763,619	100%	$420,801,057	$366,471,304	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.
[3]	Includes restricted cash held under employee benefit plans.

Debt Securities Portfolio

At June 30, 2017 and December 31, 2016, our investments in income producing debt securities portfolio, excluding CLO Fund securities, had a weighted average interest rate of approximately 7.4% and 7.0%, respectively. For the six months ended June 30, 2017, our total net asset value return per share was 1.9% and our total market return based on stock price was (5.3)%. For the year ended December 31, 2016, our total net asset value return per share was 0.2% and our total market return based on stock price was 12.3%. Total net asset value return per share and total market return based on stock price do not reflect the sales load paid by stockholders.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates and CLO Funds) at June 30, 2017 was spread across 24 different industries and 96 different entities with an average balance per entity of approximately $2.6 million. As of June 30, 2017, all but two of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At June 30, 2017 and December 31, 2016, the total amount of non-qualifying assets were approximately 18% and 17% of the total investment portfolio, respectively. The majority of non-qualifying assets were foreign investments which were approximately 15% and 14% of the Company’s total investment portfolio, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 14% and 14% of its total assets on such dates, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of June 30, 2017 and December 31, 2016, our Asset Manager Affiliates had approximately $2.7 billion and $3.0 billion of par value respectively, of assets under management on which they earn management fees, and were valued at approximately $37.5 million and $40.2 million, respectively.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, in the six months ended in 2017 our Asset Manager Affiliates recognized $3.0 million of incentive fees from one fund.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of June 30, 2017, we had approximately $52 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of June 30, 2017 and December 31, 2016 are as follows:

			June 30, 2017		December 31, 2016
CLO Fund Securities	Investment	%[1]	Cost/Amortized Cost	Fair Value	Cost/Amortized Cost	Fair Value
Grant Grove CLO, Ltd. [3]	Subordinated Securities	22.2%	$2,485,886	$1,000	$2,485,886	$1,000
Katonah III, Ltd. [3]	Preferred Shares	23.1	1,287,155	369,000	1,287,155	369,000
Katonah 2007-I CLO Ltd. [2]	Preferred Shares	100.0	30,032,022	21,992,562	28,022,646	20,453,099
Trimaran CLO VII, Ltd. [2]	Income Notes	10.5	383,021	10,000	1,643,920	1,195,152
Catamaran CLO 2012-1 Ltd. [2]	Subordinated Notes	24.9	5,685,012	2,437,426	5,919,933	2,819,412
Catamaran CLO 2013-1 Ltd. [2]	Subordinated Notes	23.5	4,886,919	3,965,998	5,237,222	4,918,807
Catamaran CLO 2014-1 Ltd. [2]	Subordinated Notes	24.9	7,464,287	3,778,905	7,818,484	4,546,682
Catamaran CLO 2014-1 Ltd. [2]	Class E Notes	15.1	1,447,816	1,410,000	1,441,727	1,310,000
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,285,369	1,543,571	1,343,467	1,895,566
Catamaran CLO 2014-2 Ltd. [2]	Subordinated Notes	24.9	6,782,873	4,637,430	6,967,560	5,092,087
Catamaran CLO 2015-1 Ltd. [2]	Subordinated Notes	9.9	4,441,173	3,041,821	4,543,317	3,223,255
Catamaran CLO 2016-1 Ltd. [2]	Subordinated Notes	24.9	10,648,043	8,565,188	10,140,000	8,350,290
Total			$76,829,576	$51,752,898	$76,851,317	$54,174,350

¹ Represents percentage of class held.

² A CLO Fund managed by an Asset Manager Affiliate.

³ As of June 30, 2017, this CLO Fund security was not providing a distribution.

The following tables detail the ten largest portfolio investments (at fair value) as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (unaudited)
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$54,041,230	$37,457,000	11%
Katonah 2007-I CLO Ltd.	30,032,022	21,992,562	6
US Bank Money Market Account[1]	17,293,209	17,293,209	5
Grupo HIMA San Pablo, Inc.	9,831,462	9,125,200	3
Catamaran CLO 2016-1 Ltd.	10,648,044	8,565,188	2
Tank Partners Holdings, LLC	12,199,921	7,973,756	2
Roscoe Medical, Inc.	6,672,767	6,432,000	2
GK Holdings, Inc. (aka Global Knowledge)	5,883,886	5,894,412	2
Weiman Products, LLC	5,678,204	5,692,226	2
Harland Clarke Holdings Corp.	5,230,476	5,299,893	1
Total	$157,511,211	$125,725,446	36%

	December 31, 2016
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$55,341,230	$40,198,000	11%
US Bank Money Market Account[1]	28,685,001	28,685,001	8
Katonah 2007-I CLO Ltd.	28,022,646	20,453,099	6
Grupo HIMA San Pablo, Inc.	9,828,619	9,113,125	2
Catamaran CLO 2016-1 Ltd.	10,140,000	8,350,290	2
Tank Partners Holdings, LLC	11,822,180	6,552,311	2
Roscoe Medical, Inc.	6,666,733	6,499,000	2
Weiman Products, LLC	5,462,647	5,321,809	1
Nielson & Bainbrige, LLC	5,326,136	5,199,447	1
Catamaran CLO 2014-2 Ltd.	6,967,560	5,092,087	1

Total	$168,262,752	$135,464,169	36%

¹	Related party loan - See Note 5 to Consolidated Financial Statements.

The following tables detail the ten largest portfolio companies (at fair value) as of June 30, 2017 and December 31, 2016:

Excluding the Asset Manager Affiliates and CLO Fund Securities, the Company’s ten largest portfolio companies represented approximately 16% and 13% of the total fair value of the Company’s investments at June 30, 2017 and December 31, 2016, respectively.

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

Set forth below is a discussion of our results of operations for the three and six months ended June 30, 2017 and 2016.

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

For non-junior class CLO Fund Securities, such as our investment in the Class E notes of Catamaran CLO 2014-1 Ltd, interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three and six months ended June 30, 2017, the Asset Manager Affiliates received incentive fees from one fund.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. The fair value of our investment in our Asset Manager Affiliates was approximately $37.5 million at June 30, 2017, with an unrealized loss during the six months ended June 30, 2017 of approximately $1.4 million. For the three months ended June 30, 2016, we recognized dividend income of approximately $850,000 from the Asset Manager Affiliates, while cash distributions received were $650,000 and $850,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2016, we recognized dividend income of approximately $1.4 million from the Asset Manager Affiliates, while cash distributions received were approximately $1.3 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. All of the $1.3 million of distributions received by the Company from the Asset Manager Affiliates during the six months ended June 30, 2017 are treated as a return of capital. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.7 billion and $3.0 billion as of June 30, 2017 and December 31, 2016, respectively.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended June 30, 2017 and 2016 was approximately $7.7 million and $9.6 million, respectively. Of these amounts, approximately $4.8 million and $5.2 million was attributable to interest income on our Debt Securities Portfolio.

Investment income for the six months ended June 30, 2017 and 2016 was approximately $15.4 million and $19.1 million, respectively. Of these amounts, approximately $9.3 million and $10.9 million was attributable to interest income on our Debt Securities Portfolio.

The weighted average interest rate on our income producing Debt Securities Portfolio was 7.4% and 7.0% as of June 30, 2017 and December 31, 2016, respectively. For the six months ended June 30, 2017, our total net asset value return per share was 1.9% and our total market return based on stock price was (5.3)%. For the year ended December 31, 2016, our total net asset value return per share was 0.2% and our total market return based on stock price was 12.3%. Total net asset value return per share and total market return based on stock price do not reflect the sales load paid by stockholders.

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

For the three months ended June 30, 2017 and 2016, approximately $2.8 million and $3.4 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the six months ended June 30, 2017 and 2016, approximately $5.9 million and $6.6 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax-basis, the Company recognized $2.4 million and $4.6 million of taxable distributable income on distributions from our CLO Fund Securities during the three and six months ended June 30, 2017, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended June 30, 2017 and 2016 were approximately $5.1 million and $4.5 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $2.2 million and $2.3 million, respectively, on average debt outstanding of $180 million and $188 million, respectively.

For the three months ended June 30, 2017 and 2016, approximately $1.2 million and $1.0 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the three months ended June 30, 2017 and 2016, respectively, professional fees and insurance expenses totaled approximately $1.3 million and $669,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $364,000 and $491,000 for the three months ended June 30, 2017 and 2016, respectively.

Total expenses for the six months ended June 30, 2017 and 2016 were approximately $9.6 million and $9.2 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $4.4 million and $4.8 million, respectively, on average debt outstanding of $181 million and $196 million, respectively.

For the six months ended June 30, 2017 and 2016, approximately $2.4 million and $2.0 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the six months ended June 30, 2017 and 2016, respectively, professional fees and insurance expenses totaled approximately $1.9 million and $1.4 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $870,000 and $938,000 for the six months ended June 30, 2017 and 2016, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended June 30, 2017, net investment income and net realized losses were approximately $1.6 million, or $0.04 per share. For the three months ended June 30, 2016, net investment income and net realized losses were approximately $2.2 million or $0.06 per share. For the six months ended June 30, 2017, net investment income and net realized losses were approximately $4.9 million, or $0.13 per share. For the six months ended June 30, 2016, net investment income and net realized losses were approximately $821,000 or $(0.02) per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. On February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment. For the three months ended June 30, 2017 and 2016, GAAP-basis net investment income was approximately $2.6 million or $0.07 per share, and $5.1 million or $0.14 per share, respectively, while tax-basis distributable income was approximately $2.2 million or $0.06 per share and $4.3 million or $0.12 per share, respectively. For the six months ended June 30, 2017 and 2016, GAAP-basis net investment income was approximately $5.8 million or $0.16 per share, and $9.9 million or $0.27 per share, respectively, while tax-basis distributable income was approximately $4.6 million or $0.12 per share and $10.3 million or $0.28 per share, respectively.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended June 30, 2017, our total investments had net unrealized appreciation of approximately $1.0 million. During the three months ended June 30, 2016, our total investments had net unrealized appreciation of approximately $853,000. For the three months ended June 30, 2017, our Asset Manager Affiliates had net unrealized appreciation of approximately $1.2 million. For the three months ended June 30, 2016, our Asset Manager Affiliates had net unrealized depreciation of approximately $5.1 million. For the three months ended June 30, 2017, our portfolio of debt securities and equity securities had net unrealized appreciation of approximately $945,000, compared with net unrealized appreciation of $2.1 million during the second quarter of 2016. For the three months ended June 30, 2017, our CLO Fund Securities had net unrealized depreciation of approximately $1.1 million compared with net unrealized appreciation of $3.8 million during the second quarter of 2016.

During the six months ended June 30, 2017, our total investments had net unrealized depreciation of approximately $1.8 million. During the six months ended June 30, 2016, our total investments had net unrealized depreciation of approximately $2.9 million. For the six months ended June 30, 2017, our Asset Manager Affiliates had net unrealized depreciation of approximately $1.4 million. For the six months ended June 30, 2016, our Asset Manager Affiliates had net unrealized depreciation of approximately $11.6 million. For the six months ended June 30, 2017, our portfolio of debt securities and equity securities had net unrealized appreciation of approximately $2.0 million, compared with net unrealized appreciation of $1.8 million during the six months ended June 30, 2016. For the six months ended June 30, 2017, our CLO Fund Securities had net unrealized depreciation of approximately $2.4 million compared with net unrealized appreciation of $6.9 million during the six months ended June 30, 2016.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the three months ended June 30, 2017 was $2.5 million, or $0.07 per share. Net decrease in stockholders’ equity resulting from operations for the three months ended June 30, 2016 was $3.0 million, or $0.08 per share.

The net increase in stockholders’ equity resulting from operations for the six months ended June 30, 2017 was $2.9 million, or 0.08 per share. Net decrease in stockholders’ equity resulting from operations for the six months ended June 30, 2016 was $3.8 million, or $(0.10) per share.

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

As of June 30, 2017 and December 31, 2016 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	June 30, 2017	December 31, 2016

Cash	$2,395,844	$1,307,257
Restricted Cash	4,626,678	8,528,298
Money Market Accounts	17,307,477	28,699,269
Senior Secured Loan	202,272,389	200,322,152
Junior Secured Loan	38,773,666	35,444,440
First Lien Bond	1,058,394	1,089,338
Senior Secured Bond	1,505,250	1,487,400
CLO Fund Securities	51,752,898	54,174,350
Equity Securities	4,636,545	5,056,355
Asset Manager Affiliates	37,457,000	40,198,000

Total	$361,786,141	$376,306,859

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of June 30, 2017, we had approximately $174.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 206%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On March 15, 2016, the Convertible Notes matured and were repaid in full.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019. The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At June 30, 2017, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. During the third quarter of 2016, $5.0 million par value of the 7.375% Notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. During the fourth quarter of 2016, $469,000 par value of the 7.375% Notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,000. During the second quarter of 2017, the Company redeemed $6.5 million par value of the 7.375% Notes due 2019. KCAP subsequently surrendered all of these notes to the Trustee for cancellation.

On June 18, 2013, KCAP Senior Funding I, LLC, a specialty finance subsidiary of the Company, was capitalized through the issuance of $140 million of notes (the “KCAP Senior Funding I Notes”). The KCAP Senior Funding I Notes are backed by a diversified portfolio of bank loans. The Company invested in the most junior class of the notes, issued in the approximate amount of $35 million, representing the Company’s primary exposure to the performance of the assets acquired from the proceeds of the issuance of the KCAP Senior Funding I Notes. On December 8, 2014, the Company completed the sale of additional KCAP Senior Funding I Notes for $56 million. The issuance of additional notes was pro-rata across all existing classes of notes originally issued. KCAP purchased an additional $13.9 million in the most junior class of notes. As of June 30, 2017 and December 31, 2016, these junior notes eliminate in consolidation and the remaining notes with a par value of $147.4 million are reflected on our consolidated balance sheet, net of $2.0 million and $2.3 million of unamortized discount and $2.1 million and $2.5 million of debt offering costs, respectively. The indenture governing the KCAP Senior Funding I Notes contains an event of default that is triggered in the event that certain coverage tests are not met.

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

The following table sets forth the quarterly distributions declared by us since for the two most recently completed fiscal years and the current fiscal year to date.

	Distribution	Declaration Date	Record Date	Pay Date
2017:
Second quarter	$0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	0.12	3/21/2017	4/7/2017	4/28/2017

Total declared in 2017	$0.24

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016	10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016	7/28/2016
First quarter	0.15	3/18/2016	4/7/2016	4/28/2016

Total declared in 2016	$0.57

2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015	10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.78

¹	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2017 and December 31, 2016, the Company had approximately $507,000 and $565,000 of commitments to make such investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of June 30, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$174,350,000	$—	$27,000,000	$—	$147,350,000

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2017, two issuers representing 1% of the Company’s total investments at fair value were on a non-accrual status, and one of our investments, representing 2% of the Company’s investments at fair value, was on partial non-accrual status, whereby we have recognized income on a portion of contractual payment-in-kind (PIK) amounts due.

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

For non-junior class CLO Fund Securities, such as our investment in the class E notes of Catamaran CLO 2014-1 Ltd, interest is earned at a fixed spread relative to the LIBOR index.

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

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year.

	Distribution	Declaration Date	Record Date	Pay Date

2017 (1) :
Second quarter	$0.12	6/20/2017	7/7/2017	7/27/2017
First quarter	0.12	3/21/2017	4/7/2017	4/28/2017

Total declared in 2017	$0.24

2016 (2) :
Fourth quarter	$0.12	12/14/2016	1/6/2017	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016	10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016	7/28/2016
First quarter	0.15	3/18/2016	4/7/2016	4/28/2016

Total declared in 2016	$0.57

2015 (3) :
Fourth quarter	$0.15	12/16/2015	1/6/2016	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015	10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015	7/27/2015
First quarter	0.21	3/24/2015	4/6/2015	4/27/2015

Total declared in 2015	$0.78

[1]	Percentage of distributions representing a return of capital will be determined on a full-year basis for 2017 in early 2018
[2]	Approximately 33.7% of 2016 distributions represented a return of capital.
[3]	Approximately 0.0% of 2015 distributions represented a return of capital.

The following table depicts the composition of shareholder distributions on a per share basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017[1]	2016[1]	2017[1]	2016[1]
Net investment income	$0.07	$0.14	$0.16	$0.27
Tax Accounting Difference on CLO Equity Investments	(0.01)	0.01	(0.03)	0.03
Other tax accounting differences	(0.00)	(0.03)	(0.00)	(0.02)
Taxable distributable income	0.06	0.12	0.12	0.28
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.02	-	0.03	0.01
Cash received from CLO Equity Investments in excess of taxable earnings	0.01	-	0.03	0.03
Available for distribution²	0.09	0.12	0.19	0.32
Distributed	0.12	0.15	0.24	0.30
Difference	$(0.03)	$(0.03)	$(0.05)	$0.02

¹	Table may not foot due to rounding.
²	The "Available for distribution" financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings to the Company's taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the "Available for distribution" financial measure to taxable distributable income per share in accordance with GAAP, the $0.02 and $0.03 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings is subtracted from the "Available for distribution" financial measure for the three and six months ended June, 30, 2017, respectively. The Company's management believes that the presentation of the non-GAAP "Available for distribution" financial measure provides useful information to investors.

Recent Developments

The Company has formed a joint venture with Freedom 3 Opportunities LLC, an affiliate of Freedom 3 Capital LLC, to create KCAP Freedom 3 LLC (the “KCAP-F3 Joint Venture”). The Company and Freedom 3 Opportunities LLC contributed approximately $35 million and $25 million, respectively, in assets to the KCAP-F3 Joint Venture, which in turn used the assets to capitalize a new fund (the “Fund”) managed by one of the Company’s wholly-owned investment advisers. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $183 million of loans from the Company and the Company used the cash from such sale to redeem approximately $148 million in debt. The KCAP-F3 Joint Venture may originate loans from time to time and sell them to the Fund.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2017, approximately 98.1% of our debt securities portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 0.75% and 3.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of June 30, 2017, we had $174.4 million of borrowings outstanding at a current weighted average rate of 4.0%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at June 30, 2017 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$901,703	$1,690,979	$2,480,256

Decrease in interest rate	$919,210	$1,146,602	$1,146,602

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $902,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $1.7 million and $2.5 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $919,000 increase in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we did not engage in any sales of unregistered securities during the three months ended June 30, 2017, we issued a total of 16,015 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended June 30, 2017, the aggregate value of the shares of our common stock issued under our DRIP was approximately $62,000.

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

KCAP FINANCIAL, INC.

Date: August 2, 2017	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2017	By	/s/ Edward U. Gilpin
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

