Form 10-Q
period 2017-09-30
KCAP Financial, Inc.
filed 2017-11-07
CIK 1372807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of outstanding shares of common stock of the registrant as of November 1, 2017 was 37,339,224.

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Investments at fair value:
Short-term investments (cost: 2017 - $57,024,828; 2016 - $28,699,269)	$57,024,828	$28,699,269
Debt securities (cost: 2017 - $134,031,011; 2016 - $249,520,234)	127,026,829	238,343,330
CLO Fund securities managed by affiliates (cost: 2017 - $73,495,563; 2016 - $71,734,809)	49,973,662	51,908,784
CLO Fund securities managed by non-affiliates (cost: 2017 - $5,049,176; 2016 - $5,116,508)	1,869,682	2,265,566
Equity securities (cost: 2017 - $10,389,008; 2016 - $10,389,007)	4,450,177	5,056,355
Asset Manager Affiliates (cost: 2017 - $53,341,230; 2016 - $55,341,230)	39,679,000	40,198,000
Joint Venture (cost: 2017 - $36,738,873; 2016 - $0)	36,591,122	—
Total Investments at Fair Value (cost: 2017 - $370,069,689; 2016 - $420,801,057)	316,615,300	366,471,304
Cash	1,936,300	1,307,257
Restricted cash	—	8,528,298
Interest receivable	923,344	1,033,917
Receivable for open trades	—	2,950,658
Accounts receivable	2,000,021	—
Due from affiliates	1,159,759	612,854
Other assets	173,185	467,695

Total Assets	$322,807,909	$381,371,983

LIABILITIES
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2016 - $2,286,425 and $2,459,156, respectively)	$—	$142,604,419
7.375% Notes due 2019 (net of offering costs of: 2017 - $306,073; 2016 - $550,774)	26,693,927	32,980,151
6.125% Notes due 2022 (net of offering costs of: 2017 - $2,757,357)	74,649,843	—
Payable for open trades	34,950,728	7,884,943
Accounts payable and accrued expenses	1,649,529	2,047,405
Accrued interest payable	—	930,086
Due to affiliates	78,438	54

Total Liabilities	138,022,465	186,447,058
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,485,993 issued, and 37,317,815 outstanding at September 30, 2017, and 37,282,296 issued, and 37,178,294 outstanding at December 31, 2016	373,178	371,783
Capital in excess of par value	354,341,009	353,404,155
Excess distribution of net investment income	(19,589,473)	(14,630,319)
Accumulated net realized losses	(95,485,836)	(88,491,896)
Net unrealized depreciation on investments	(54,853,434)	(55,728,798)

Total Stockholders' Equity	184,785,444	194,924,925

Total Liabilities and Stockholders' Equity	$322,807,909	$381,371,983

NET ASSET VALUE PER COMMON SHARE	$4.95	$5.24

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Investment Income:
Interest from investments in debt securities	$2,439,671	$5,186,745	$11,764,702	$16,106,654
Interest from cash and short-term investments	21,043	7,168	51,250	21,521
Investment income on CLO Fund Securities managed by affiliates	2,693,547	3,307,950	8,378,785	9,595,522
Investment income on CLO Fund Securities managed by non-affiliates	99,578	195,182	329,108	503,358
Dividends from Asset Manager Affiliates	180,000	—	180,000	1,400,000
Investment income - Joint Venture	685,000	—	685,000	—
Capital structuring service fees	134,504	321,744	298,629	481,456

Total investment income	6,253,343	9,018,789	21,687,474	28,108,510

Expenses:
Interest and amortization of debt issuance costs	1,371,953	2,122,325	5,790,242	6,960,355
Compensation	1,072,812	1,199,412	3,473,841	3,212,886
Professional fees	802,507	699,607	2,545,195	1,913,722
Insurance	80,794	102,254	256,473	315,307
Administrative and other	395,783	372,164	1,265,317	1,310,424

Total expenses	3,723,849	4,495,762	13,331,068	13,712,694

Net Investment Income	2,529,495	4,523,027	8,356,404	14,395,816
Realized And Unrealized Gains (Losses) On Investments:
Net realized (losses) gains from investment transactions	(1,906,537)	4,647,841	(2,871,941)	(6,046,199)
Net change in unrealized appreciation (depreciation) on:
Debt securities	1,759,152	456,530	4,172,723	2,539,345
Equity securities	(186,368)	(4,579,566)	(606,179)	(4,896,852)
CLO Fund securities managed by affiliates	(1,590,062)	(993,011)	(3,695,876)	5,890,984
CLO Fund securities managed by non-affiliates	(34,655)	(137,193)	(328,552)	(136,490)
Asset Manager Affiliates investments	2,922,000	(1,113,000)	1,481,000	(12,706,000)
Joint Venture investment	(147,751)	—	(147,751)	—
Total net change in unrealized appreciation (depreciation)	2,722,316	(6,366,240)	875,365	(9,309,013)

Net realized and unrealized appreciation (depreciation) on investments	815,779	(1,718,399)	(1,996,576)	(15,355,212)

Realized losses on extinguishments of debt	(4,014,723)	(88,015)	(4,121,998)	(159,206)
Net Increase (Decrease) In Stockholders’ Equity Resulting From Operations	$(669,449)	$2,716,613	$2,237,830	$(1,118,601)

Net Increase (Decrease) In Stockholders' Equity Resulting from Operations per Common Share:
Basic:	$(0.02)	$0.07	$0.06	$(0.03)
Diluted:	$(0.02)	$0.07	$0.06	$(0.03)
Net Investment Income Per Common Share:
Basic:	$0.07	$0.12	$0.23	$0.39
Diluted:	$0.07	$0.12	$0.23	$0.39

Weighted Average Shares of Common Stock Outstanding—Basic	37,196,621	37,152,622	37,202,011	37,142,002
Weighted Average Shares of Common Stock Outstanding—Diluted	37,196,621	37,152,622	37,202,011	37,142,002

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Operations:
Net investment income	$8,356,404	$14,395,816
Net realized losses from investment transactions	(2,871,941)	(6,046,199)
Realized losses from extinguishments of debt	(4,121,998)	(159,206)
Net change in unrealized appreciation (depreciation) on investments	875,365	(9,309,013)
Net increase (decrease) in net assets resulting from operations	2,237,830	(1,118,602)

Stockholder distributions:	(13,315,561)	(16,534,320)

Capital share transactions:
(Repurchase) issuance of common stock for:
Common stock withheld for payroll taxes upon vesting of restricted stock	(224,944)	(247,926)
Dividend reinvestment plan	288,192	549,627
Stock based compensation	875,002	1,154,123

Net increase in net assets resulting from capital transactions	938,250	1,455,824

Net assets at beginning of period	194,924,925	216,100,470

Net assets at end of period (including undistributed net investment income of $0 in 2017 and $0 in 2016)	$184,785,444	$199,903,372

Net asset value per common share	$4.95	$5.38
Common shares outstanding at end of period	37,317,815	37,160,770

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES:
Net increase (decrease) in stockholder's equity resulting from operations	$2,237,829	$(1,118,601)
Adjustments to reconcile net increase (decrease) in stockholder’s equity resulting from operations to net cash provided by in operating activities:
Net realized losses on investment transactions	2,871,941	6,046,199
Net change in unrealized depreciation on investments	(875,365)	9,309,013
Purchases of investments	(202,774,324)	(54,437,487)
Proceeds from sales and redemptions of investments	252,169,877	75,555,567
Net accretion of amortization on investments	(707,654)	1,859,301
Amortization of original issue discount on indebtedness	352,340	464,320
Amortization of debt issuance costs	557,527	651,298
Realized losses on extinguishments of debt	4,121,998	159,206
Payment-in-kind interest income	(829,774)	(975,661)
Stock-based compensation	875,002	1,154,376
Changes in operating assets and liabilities:
Decrease in receivable for open trades	2,950,658	—
Increase in payable for open trades	27,065,785	9,652,500
Decrease in interest receivable	110,574	654,614
(Increase) in accounts receivable	(2,000,021)	—
Decrease in other assets	294,509	286,607
(Increase) decrease in due from affiliates	(546,905)	373,558
Increase (decrease) in due to affiliates	78,384	(554,243)
(Decrease) in accounts payable	(397,876)	(219,587)
(Decrease) in accrued interest payable	(930,086)	(353,444)

Net cash provided by operating activities	84,624,419	48,507,536

FINANCING ACTIVITIES:
Issuance of 6.125% Notes Due 2022	77,407,200	—
Debt issuance costs	(2,798,940)	—
Issuance (forfeitures) of restricted shares	1,303	(254)
Distributions to stockholders	(13,027,367)	(15,984,693)
Repayment/repurchase of Senior Funding Notes	(147,350,000)	(19,299,000)
Repurchase of 7.375% Notes Due 2019	(6,530,925)	(7,399,650)
Common stock withheld for payroll taxes upon vesting of restricted stock	(224,944)	(247,926)
Decrease (increase) in restricted cash	—	(3,771,347)

Net cash used in financing activities	(92,523,674)	(46,702,870)

CHANGE IN CASH AND RESTRICTED CASH	(7,899,255)	1,804,666
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,835,555	—

CASH AND RESTRICTED CASH, END OF PERIOD	$1,936,300	$1,804,666

Supplemental Information:
Interest paid during the period	$5,810,461	$6,173,626
Dividends paid during the period under the dividend reinvestment plan	$289,478	$549,627

See accompanying notes to consolidated financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENS

As of September 30, 2017

(unaudited)

Debt Securities Portfolio

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value[2]

Advanced Lighting Technologies, Inc,(8)(14)(15) Consumer goods: Durable	First Lien Bond — 12.500% - 6/2019 - 00753CAG7 5.3% Cash, 7.3% PIK, Due 6/19	$3,157,500	$3,054,337	$1,063,761

Advantage Sales & Marketing Inc.(8)(14) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.7% Cash, 1 month LIBOR(1.24%) + 6.50%; LIBOR Floor 1.00% , Due 7/22	1,000,000	1,001,518	962,300

Anaren, Inc.(8) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 3 month LIBOR(1.33%) + 4.50%; LIBOR Floor 1.00% , Due 2/21	1,513,396	1,529,286	1,529,286

Asurion, LLC (fka Asurion Corporation)(8) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Replacement B-5 Term Loan 4.2% Cash, 3 month LIBOR(1.24%) + 3.00%; LIBOR Floor 0.00% , Due 11/23	1,994,987	2,007,456	2,007,556

Avalign Technologies, Inc.(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1 month LIBOR(1.24%) + 4.50%; LIBOR Floor 1.00% , Due 7/21	1,078,170	1,075,612	1,078,170

Avalign Technologies, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 6 month LIBOR(1.46%) + 8.25%; LIBOR Floor 1.00% , Due 7/22	1,500,000	1,488,351	1,479,000

Carolina Beverage Group LLC(8)(14) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% - 08/2018 - 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,503,404	1,494,600

CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8)(14) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 9.1% Cash, 3 month LIBOR(1.30%) + 7.75%; LIBOR Floor 1.00% , Due 7/21	3,000,000	3,009,449	2,851,800

CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.5% Cash, 3 month LIBOR(1.24%) + 4.25%; LIBOR Floor 1.00% , Due 12/21	1,994,898	2,004,872	2,004,872

DigiCert Holdings, Inc. (8) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 3 month LIBOR(1.24%) + 7.76%; LIBOR Floor 1.00% , Due 9/25	1,000,000	995,000	995,000

Drew Marine Group Inc.(8)(14) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.2% Cash, 1 month LIBOR(1.24%) + 7.00%; LIBOR Floor 1.00% , Due 5/21	2,500,000	2,496,958	2,500,000

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8) High Tech Industries	Senior Secured Loan — First Lien Term Loan 5.7% Cash, 3 month LIBOR(1.23%) + 4.50%; LIBOR Floor 0.00% , Due 9/24	5,000,000	4,950,000	4,950,000

EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 9.8% Cash, 3 month LIBOR(1.33%) + 8.50%; LIBOR Floor 1.00% , Due 8/25	5,000,000	4,925,000	4,925,000

Eastern Power, LLC (Eastern Covert Midco, LLC) (aka TPF II LC, LLC)(8) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1 month LIBOR(1.24%) + 3.75%; LIBOR Floor 1.00% , Due 10/23	1,981,386	1,979,983	1,991,015

EWT Holdings III Corp. (fka WTG Holdings III Corp.)(8) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.1% Cash, 3 month LIBOR(1.33%) + 3.75%; LIBOR Floor 1.00% , Due 1/21	2,992,385	3,037,271	3,037,271

Exela Technologies, Inc.(8) Services: Business	Senior Secured Loan — Term Loan B 8.8% Cash, 3 month LIBOR(1.30%) + 7.50%; LIBOR Floor 1.00% , Due 6/23	2,000,000	1,961,345	1,986,200

First American Payment Systems, L.P.(8)(14) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 11.7% Cash, 1 month LIBOR(1.23%) + 10.50%; LIBOR Floor 1.00% , Due 7/24	1,500,000	1,459,320	1,435,950

Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 4.8% Cash, 3 month LIBOR(1.33%) + 3.50%; LIBOR Floor 1.00% , Due 4/20	2,000,000	1,995,000	1,995,000

GI Advo Opco, LLC(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.8% Cash, 3 month LIBOR(1.33%) + 4.50%; LIBOR Floor 1.00% , Due 11/21	236,732	235,090	236,684

GK Holdings, Inc. (aka Global Knowledge)(8)(14) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 11.6% Cash, 3 month LIBOR(1.33%) + 10.25%; LIBOR Floor 1.00% , Due 1/22	1,500,000	1,481,433	1,476,600

Global Tel*Link Corporation(8)(14) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.1% Cash, 3 month LIBOR(1.33%) + 7.75%; LIBOR Floor 1.25% , Due 11/20	4,000,000	3,965,663	3,939,200

Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 3 month LIBOR(1.50%) + 7.00%; LIBOR Floor 1.50% , Due 1/18	2,860,000	2,856,176	2,745,600

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value

Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, 3 month LIBOR(0.00%) + 13.75%; LIBOR Floor 0.00% , Due 7/18	7,191,667	7,167,268	6,544,417

Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-6 Term Loan 6.8% Cash, 3 month LIBOR(1.33%) + 5.50%; LIBOR Floor 1.00% , Due 2/22	3,477,848	3,510,198	3,512,627

Hoffmaster Group, Inc.(8)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.8% Cash, 3 month LIBOR(1.33%) + 9.50%; LIBOR Floor 1.00% , Due 11/24	1,600,000	1,557,040	1,600,960

Industrial Services Acquisition, LLC (aka Evergreen / NAIC)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 6.3% Cash, 1 month LIBOR(1.25%) + 5.00%; LIBOR Floor 1.00% , Due 6/22	1,183,955	1,189,840	1,183,955

Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 10.2% Cash, 1 month LIBOR(1.24%) + 9.00%; LIBOR Floor 1.00% , Due 1/25	3,228,619	3,228,619	3,186,970

MB Aerospace ACP Holdings II Corp.(8) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.8% Cash, 1 month LIBOR(1.25%) + 5.50%; LIBOR Floor 1.00% , Due 12/22	982,500	983,720	993,602

National Home Health Care Corp.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 1 month LIBOR(1.23%) + 9.00%; LIBOR Floor 1.00% , Due 12/22	1,500,728	1,481,090	1,469,813

Onex Carestream Finance LP(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.8% Cash, 3 month LIBOR(1.33%) + 8.50%; LIBOR Floor 1.00% , Due 12/19	1,704,810	1,704,810	1,685,205

Playpower, Inc.(8) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 6.1% Cash, 3 month LIBOR(1.33%) + 4.75%; LIBOR Floor 1.00% , Due 6/21	997,449	1,007,336	1,007,423

Roscoe Medical, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, 3 month LIBOR(0.00%) + 11.25%; LIBOR Floor 0.00% , Due 9/19	6,700,000	6,675,833	6,492,300

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 3 month LIBOR(1.24%) + 4.25%; LIBOR Floor 1.00% , Due 9/23	4,000,000	3,980,220	3,980,000

See accompanying notes to consolidated financial statements.

Portfolio Company / Principal Business	Investment Interest Rate¹ / Maturity	Principal	Amortized Cost	Fair Value

SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 3 month LIBOR(1.24%) + 8.25%; LIBOR Floor 1.00% , Due 9/24	5,000,000	4,950,470	4,950,000

Stafford Logistics, Inc. (dba Custom Ecology, Inc.)(8)(14)(15) Environmental Industries	Senior Secured Loan — Term Loan 9.8% Cash, 3 month LIBOR(4.25%) + 5.50%; LIBOR Floor 1.00% , Due 8/21	2,709,639	2,695,841	1,935,225

Tank Partners Holdings, LLC(8)(13)(14) Energy: Oil & Gas	Senior Secured Loan — Loan 14.3% Cash, 4.0% Cash, 10.25% PIK, 1 month Prime Rate 4.0%	11,640,915	11,255,256	8,220,814

Tex-Tech Industries, Inc.(8) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 1 month LIBOR(1.24%) + 9.00%; LIBOR Floor 1.00% , Due 8/24	8,008,000	7,948,833	7,847,840

Time Manufacturing Acquisition, LLC(8) Capital Equipment	Senior Secured Loan — Term Loan 6.4% Cash, 3 month LIBOR(1.38%) + 5.00%; LIBOR Floor 1.00% , Due 2/23	997,494	995,017	995,000

Trimaran Advisors, L.L.C.(8)(9) Related Party Loan	Senior Unsecured Loan — Revolving Credit Facility 9.0% Cash, 3 month LIBOR(0.00%) + 7.89%; LIBOR Floor 0.00% , Due 11/17	20,000,000	20,000,000	20,000,000

TRSO I, Inc.(8)(14) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR(1.00%) + 13.00%; LIBOR Floor 1.00% , Due 12/19	1,000,000	993,631	1,000,000

Weiman Products, LLC(8)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan (2013) 5.8% Cash, 3 month LIBOR(1.33%) + 4.50%; LIBOR Floor 1.00% , Due 11/18	734,613	732,896	734,613

WireCo WorldGroup Inc. (8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.3% Cash, 3 month LIBOR(1.32%) + 9.00%; LIBOR Floor 1.00% , Due 9/24	3,000,000	2,960,569	3,001,200

Total Investment in Debt Securities (69% of net asset value at fair value)		$134,967,691	$134,031,011	$127,026,829

See accompanying notes to consolidated financial statements.

Equity Securities Portfolio

Portfolio Company / Principal Business	Investment	Percentage Ownership/Shares	Amortized Cost	Fair Value[2]
Advanced Lighting Technologies, Inc,(5)(8)(14) Consumer goods: Durable	Preferred Stock Series C	1.8%	$1	$1,000

Aerostructures Holdings L.P.(5)(8)(14) Aerospace and Defense	Partnership Interests	1.2%	1,000,000	1,000

Aerostructures Holdings L.P.(5)(8)(14) Aerospace and Defense	Series A Preferred Interests	1.2%	250,961	742,902

Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5)(8)(14) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	362,411

DBI Holding LLC(5)(8)(14) Services: Business	Class A Warrants	3.2%	1	1,000

eInstruction Acquisition, LLC(5)(8)(14) Services: Business	Membership Units	1.1%	1,079,617	1,000

FP WRCA Coinvestment Fund VII, Ltd.(3)(5)(14) Capital Equipment	Class A Shares	1,500	1,500,000	747,940

Perseus Holding Corp.(5)(8)(14) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000

Roscoe Investors, LLC(5)(8)(14) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,234,000

Tank Partners Holdings, LLC(5)(8)(10)(14) Aerospace and Defense	Class B Units	5.8%	980,000	1,000

Tank Partners Holdings, LLC(5)(8)(14) Aerospace and Defense	Warrants	1.3%	185,205	1,000

TRSO II, Inc.(5)(8)(14) Energy: Oil & Gas	Common Stock	5.4%	1,680,158	1,354,924

New Millennium Holdco, Inc. (Millennium Health, LLC)(5)(8)(14) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000

Total Investment in Equity Securities (2% of net asset value at fair value)			$10,389,007	$4,450,177

See accompanying notes to consolidated financial statements.

CLO Fund Securities

CLO Subordinated Investments
Portfolio Company	Investment(11)	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 5/15 maturity	23.1%	1,287,155	369,000
Katonah 2007-I CLO Ltd.(3)(6)(14)	Subordinated Securities, effective interest 20.8%, 4/22 maturity	100.0%	31,123,451	21,447,386
Trimaran CLO VII, Ltd.(3)(6)(13)(14)	Subordinated Securities, effective interest N/M, 6/21 maturity	10.5%	379,830	10,000
Catamaran CLO 2012-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 17.1%, 12/23 maturity	24.9%	5,759,981	2,239,810
Catamaran CLO 2013- 1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 14.1%, 1/25 maturity	23.5%	4,786,050	3,806,100
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 10.2%, 4/26 maturity	32.4%	8,681,740	4,847,620
Dryden 30 Senior Loan Fund(3)(14)	Subordinated Securities, effective interest 31.0%, 11/25 maturity	7.5%	1,276,135	1,499,682
Catamaran CLO 2014-2 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 12.8%, 10/26 maturity	24.9%	6,699,877	4,484,009
Catamaran CLO 2015-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 9.2%, 4/27 maturity	9.9%	4,416,694	3,033,719
Catamaran CLO 2016-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 6.8%, 1/29 maturity	24.9%	10,196,554	8,585,018

Total Investment in CLO Subordinated Securities			$77,093,353	$50,323,344

CLO Rated-Note Investment
Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Float - 04/2026 - E - 14889FAC7, Par Value of $1,525,000, 7.1% cash, 4/26 maturity	15.1%	1,451,386	1,520,000

Total Investment in CLO Rated-Note			$1,451,386	$1,520,000

Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$78,544,739	$51,843,344

See accompanying notes to consolidated financial statements.

Asset Manager Affiliates
Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value[2]
Asset Manager Affiliates(8)(9)(14)	Asset Management Company	100%	$53,341,230	$39,679,000

Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$53,341,230	$39,679,000

Joint Ventures

Portfolio Company / Principal Business	Investment	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(14)	Joint Venture	60%	$36,738,873	$36,591,122

Total Investment in Joint Ventures (20% of net asset value at fair value)			$36,738,873	$36,591,122

Short-term Investments

Short-term Investments	Investment	Yield	Par /Amortized Cost	Fair Value[2]
JP Morgan Business Money Market Account(7)(8)	Money Market Account	0.10%	$14,269	$14,269

US Bank Money Market Account(7)(8)	Money Market Account	0.10%	32,001,559	32,001,559
U.S Treasury Bills(8)	U.S Treasury Bills, 912796LY3,10/19/17 maturity	0.883%	15,007,000	15,007,000
U.S Treasury Bills(8)	U.S Treasury Bills, 912796KR9, 10/12/17 maturity	0.801%	10,002,000	10,002,000

Total Short-term Investments (31% of net asset value at fair value)			$57,024,828	$57,024,828
Total Investments[4]			$370,069,689	$316,615,300

[1]	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at September 30, 2017. As noted in the table above, 83% (based on par) of debt securities contain LIBOR floors which range between 1.00% and 3.0%.

[2]	Reflects the fair market value of all investments as of September 30, 2017, as determined by the Company’s Board of Directors.

[3]	Non-U.S. company or principal place of business outside the U.S.

[4]	The aggregate cost of investments for federal income tax purposes is approximately $377 million. The aggregate gross unrealized appreciation is approximately $0.9 million, the aggregate gross unrealized depreciation is approximately $61.2 million, and the net unrealized depreciation is approximately $60.3 million.

[5]	Non-income producing.

[6]	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

[7]	Money market account holding cash.

See accompanying notes to consolidated financial statements.

[8]	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.

[9]	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

[10]	Non-voting.

[11]

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

[12]	Notice of redemption has been received for this security.

[13]	Loan or security was on partial nonaccrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

[14]	Fair value of this investment was determined using significant unobservable inputs.

[15]	Loan or debt security is on non-accrual status and is therefore considered non-income producing.

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

KCAP FINANCIAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Per Share Data:
Net asset value, at beginning of period	$5.24	$5.82
Net investment income[1]	0.23	0.39
Net realized losses from investments[1]	(0.08)	(0.17)
Realized losses from extinguishment of debt[1]	(0.11)	-
Net change in unrealized depreciation on investments[1]	0.02	(0.25)
Net decrease in net assets resulting from operations	0.06	(0.03)
Stockholder Distributions	(0.36)	(0.45)
Net increase (decrease) in net assets relating to stock-based transactions:
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	(0.01)
Dividend reinvestment plan	0.01	0.01
Stock based compensation	-	0.04
Net increase (decrease) in net assets relating to stock-based transactions[6]	-	0.04

Net asset value, end of period	$4.95	$5.38
Total net asset value return[2]	1.3%	0.2%

Ratio/Supplemental Data:
Per share market value at beginning of period	$3.98	$4.07
Per share market value at end of period	$3.65	$4.63
Total market return[3]	0.7%	24.8%
Shares outstanding at end of period	37,317,815	37,160,770
Net assets at end of period	$184,785,444	$199,903,373
Portfolio turnover rate[4]	73.8%	19.3%
Average par debt outstanding	$144,298,499	$192,692,951
Asset coverage ratio	274%	207%
Ratio of net investment income to average net assets[5]	5.9%	9.2%
Ratio of total expenses to average net assets[5]	9.4%	8.8%
Ratio of interest expense to average net assets[5]	4.1%	4.5%
Ratio of non-interest expenses to average net assets[5]	5.3%	4.3%

[1]	Based on weighted average number of common shares outstanding-basic for the period.
[2]	Total net asset value return (not annualized) equals the change in the ending of period net asset value per share over the beginning of period net asset value per share plus distributions (including any return of capital), divided by the beginning of period net asset value per share.
[3]	Total market return equals the change in the ending of period market price per share over the beginning of period price per share plus distributions (including any return of capital), divided by the beginning of period market price per share.
[4]	Not annualized. Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
[5]	Annualized
[6]	Totals may not sum due to rounding.

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

As of September 30, 2017, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Trimaran Advisors Management, L.L.C. and KCAP Management L.L.C., (collectively the “Asset Manager Affiliates”), had approximately $2.8 billion of par value assets under management. The Asset Manager Affiliates are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates do not have any investments in the CLO Funds they manage; however, KCAP holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

During the third quarter of 2017, the Company formed a joint venture with Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities LLC contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (the "Fund") managed by KCAP Management, LLC, one of the Company's indirectly wholly-owned Asset Manager Affiliate subsidiaries. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Joint Venture may originate loans from time to time and sell them to the Fund.

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

It is the Company’s primary investment objective to generate current income and capital appreciation by lending directly to privately-held middle market companies. During the nine months ended September 30, 2017, the Company provided approximately $17 million to portfolio companies to support their growth objectives, none of which was contractually obligated. See also Note 8 – Commitments and Contingencies. As of September 30, 2017, the Company held loans it made to 38 investee companies with aggregate principal amounts of $135 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 – Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the nine months ended September 30, 2017, the Company did not engage in any such or similar activities.

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

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016

Net cash (used in) financing activities as reported	$(46,702,870)
Impact of Adoption	3,771,347

Net cash (used in) financing activities after adoption	$(42,931,523)

In March 2017, the Financial Accounting Standards Board issued an Accounting Standards Update, ASU 2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU-2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU-2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU-2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. At this time, management is evaluating the implications of these changes on the financial statements.

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

Joint Venture. The Company’s investment in KCAP Freedom 3 LLC (“Joint Venture”), is a joint venture with Freedom 3 Opportunities. The Company carries investments in joint ventures at fair value based upon the fair value of the investments held by the joint venture. See Note 4 below, for more information regarding the Joint Venture.

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

Short-term investments. Short-term investments are generally comprised of money market accounts, time deposits, and U.S. treasury bills.

Interest Income. Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2017, two issuers representing 1% of the Company’s total investments at fair value were on a non-accrual status, and one of our investments, representing 2% of the Company’s investments at fair value, was on partial non-accrual status, whereby we have recognized income on a portion of contractual payment-in-kind (PIK) amounts due.

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

Joint Venture. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated tax-basis earnings and profits of the Joint Venture. Any distributions in excess of tax-basis earnings and profits are recognized as a return of capital (adjustment to the Company’s cost basis in the investment). The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the three and nine months ended September 30, 2017 and 2016 (unaudited):

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net increase (decrease) in net assets resulting from operations	$(669,449)	$2,716,613	$2,237,830	$(1,118,600)
Net (increase) decrease in net assets allocated to unvested share awards	3,260	(30,313)	(18,094)	16,701

Net increase (decrease) in net assets available to common stockholders	$(666,189)	$2,686,300	$2,219,736	$(1,101,900)
Weighted average number of common shares outstanding for basic shares computation	37,196,621	37,152,622	37,202,011	37,142,002

Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,196,621	37,152,622	37,202,011	37,142,002

Net increase (decrease) in net assets per basic common shares:
Net increase (decrease) in net assets from operations	$(0.02)	$0.07	$0.06	$(0.03)
Net increase (decrease) in net assets per diluted shares:
Net increase (decrease) in net assets from operations	$(0.02)	$0.07	$0.06	$(0.03)

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

There were 50,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the three months and nine months ended September 30, 2017 and 2016. Since the effects are anti-dilutive for both periods, the options were not considered in the computation. For the three months ended September 30, 2017 and 2016, the Company purchased 349 and 309 shares of common stock, respectively. For the nine months ended September 30, 2017 and 2016 the Company purchased 64,176 and 67,654 shares of common stock, respectively, in connection with the vesting of employee restricted stock, such shares are treated as treasury shares and reduce the weighted average shares outstanding in the computation of earnings per share.

The Company’s Convertible Notes were included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method” for periods when the Convertible Notes were outstanding. Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the nine month period ended September 30, 2016, the effects of the convertible notes were anti-dilutive. The Convertible Notes matured and were repaid in March 2016.

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at September 30, 2017 and December 31, 2016:

	September 30, 2017 (unaudited)			December 31, 2016
Security Type	Cost/ Amortized Cost	Fair Value	%¹	Cost/ Amortized Cost	Fair Value	%¹
Short-term Investments²	57,024,828	$57,024,828	18	28,699,269	$28,699,269	8
Senior Secured Loan	49,982,415	46,124,914	15	207,701,078	200,322,152	55
Junior Secured Loan	59,490,855	58,343,554	18	37,251,776	35,444,440	10
Senior Unsecured Loan	20,000,000	20,000,000	6	-	-	-
First Lien Bond	3,054,337	1,063,762	-	3,060,919	1,089,338	-
Senior Secured Bond	1,503,404	1,494,600	-	1,506,461	1,487,400	-
CLO Fund Securities	78,544,739	51,843,344	16	76,851,317	54,174,350	15
Equity Securities	10,389,007	4,450,177	1	10,389,007	5,056,355	1
Asset Manager Affiliates³	53,341,230	39,679,000	13	55,341,230	40,198,000	11
Joint Venture	36,738,873	36,591,122	13	-	-	-

Total	$370,069,689	$316,615,300	100%	$420,801,057	$366,471,304	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry-related information, based on the fair value of the Company’s investment portfolio as of September 30, 2017 and December 31, 2016, for the Company’s investment portfolio was as follows:

	September 30, 2017 (unaudited)			December 31, 2016
Industry Classification	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%
Aerospace and Defense	$4,929,171	$3,268,788	1%	$8,394,633	$8,450,106	2%
Asset Management Company[2]	53,341,230	39,679,000	13	55,341,230	40,198,000	11
Automotive	-	-	-	6,322,551	6,196,154	2
Banking, Finance, Insurance & Real Estate	3,466,776	3,443,506	1	6,805,514	6,782,010	2
Beverage, Food and Tobacco	4,512,854	4,346,400	1	15,198,830	14,703,372	4
Capital Equipment	5,455,586	4,744,140	1	6,185,129	5,575,048	2
Chemicals, Plastics and Rubber	-	-	-	6,421,909	6,444,073	2
CLO Fund Securities	78,544,739	51,843,344	16	76,851,317	54,174,350	15
Construction & Building	1,007,336	1,007,423	-	5,919,158	5,929,606	2
Consumer goods: Durable	3,054,338	1,064,762	-	12,319,905	10,118,736	3
Consumer goods: Non-durable	732,896	734,613	-	14,766,390	14,452,096	4
Ecological	-	-	-	1,741,292	1,760,783	-
Energy: Electricity	-	-	-	3,904,453	3,937,247	1
Energy: Oil & Gas	13,929,048	10,575,738	3	14,493,835	8,805,761	2
Environmental Industries	6,922,952	6,156,451	2	12,279,924	12,185,239	3
Forest Products & Paper	1,557,040	1,600,960	1	4,192,889	4,192,907	1
Healthcare & Pharmaceuticals	36,573,091	33,901,061	11	58,769,668	53,594,534	15
High Tech Industries	16,093,619	16,051,970	5	9,854,093	9,936,109	3
Hotel, Gaming & Leisure	400,000	1,000	-	400,000	1,000	-
Joint Venture	36,738,873	36,591,122	12	-	-	-
Media: Advertising, Printing & Publishing	3,869,962	3,875,038	1	11,712,682	11,453,447	3
Media: Broadcasting & Subscription	-	-	-	8,273,174	8,372,984	2
Related Party Loan	20,000,000	20,000,000	6	-	-	-
Retail	-	-	-	1,415,457	759,581	-
Services: Business	5,523,913	4,427,100	1	16,125,481	16,230,486	4
Services: Consumer	-	-	-	6,212,108	6,204,889	2
Telecommunications	3,965,663	3,939,200	1	12,809,799	12,767,823	3
Textiles and Leather	7,948,833	7,847,841	3	-	-	-
Money Market Accounts	32,015,828	32,015,828	11	28,699,269	28,699,269	8
Transportation: Cargo	2,496,958	2,500,000	1	7,557,315	7,190,135	2
Transportation: Consumer	-	-	-	2,412,614	2,324,516	1
U.S. Government Obligation	25,009,000	25,009,000	8	-	-
Utilities: Electric	1,979,983	1,991,015	1	5,420,438	5,031,043	1

Total	$370,069,689	$316,615,300	100%	$420,801,057	$366,471,304	100%

[1]	Calculated as a percentage of total portfolio at fair value.
[2]	Represents the equity investment in the Asset Manager Affiliates.

The Company may invest up to 30% of the its total assets in “non-qualifying” opportunistic investments, including investments in debt and equity securities of CLO Funds, distressed debt or debt and equity securities of large cap public companies. Within this 30%, the Company also may invest in debt of middle market companies located outside of the United States.

At September 30, 2017 and December 31, 2016, the total amount of non-qualifying assets was approximately 28% and 17% of the total investment portfolio, respectively. The majority of non-qualifying assets were foreign investments which were approximately 17% and 14% of the total investment portfolio, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% and 15% of total assets on such dates, respectively).

The following tables detail the ten largest portfolio investments (at fair value) as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (unaudited)
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$53,341,230	$39,679,000	13%
KCAP Freedom 3 LLC	36,738,873	36,591,122	12
US Bank Money Market Account	32,001,559	32,001,559	10
Katonah 2007-I CLO Ltd.	31,123,451	21,447,386	7
Trimaran Advisors, L.L.C.	20,000,000	20,000,000	6
U.S Treasury Bills - CUSIP: 912796LY3	15,007,000	15,007,000	5
U.S Treasury Bills - CUSIP: 912796KR9	10,002,000	10,002,000	3
Tank Partners Holdings, LLC	12,420,461	8,222,814	3
Catamaran CLO 2016-1 Ltd.	10,196,554	8,585,018	3
Grupo HIMA San Pablo, Inc.	10,023,444	9,290,017	3
Total	$230,854,572	$200,825,916	65%

	December 31, 2016
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$55,341,230	$40,198,000	11%
US Bank Money Market Account	28,685,001	28,685,001	8
Katonah 2007-I CLO Ltd.	28,022,646	20,453,099	6
Grupo HIMA San Pablo, Inc.	9,828,619	9,113,125	2
Catamaran CLO 2016-1 Ltd.	10,140,000	8,350,290	2
Tank Partners Holdings, LLC	11,822,180	6,552,311	2
Roscoe Medical, Inc.	6,666,733	6,499,000	2
Weiman Products, LLC	5,462,647	5,321,809	1
Nielson & Bainbrige, LLC	5,326,136	5,199,447	1
Catamaran CLO 2014-2 Ltd.	6,967,560	5,092,087	1

Total	$168,262,752	$135,464,169	36%

Excluding the Asset Manager Affiliates and CLO Fund securities, the Company’s ten largest portfolio companies represented approximately 49% and 13% of the total fair value of the Company’s investments at September 30, 2017 and December 31, 2016, respectively.

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

In December 2016, the Company purchased $10.1 million of the notional value of the Subordinated Notes of Catamaran 2016-1 CLO (“Catamaran 2016-1”) managed by Trimaran Advisors.

In the third quarter of 2017, the Company purchased $3.8 million notional value of the Subordinated Notes of Catamaran 2014-1 CLO managed by Trimaran Advisors.

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

Affiliate Investments

The following table details investments in affiliates:

	Fair Value at December 31, 2016	Purchases/(Sales) of or Advances/(Distributions)	Net Accretion	Unrealized Gain/(Loss)	Fair Value at of September 30, 2017 (unaudited)	Interest Income	Dividend Income

Asset Manager Affiliates	$40,198,000	$(2,000,000)	$-	$1,481,000	$39,679,000	$-	$180,000
Trimaran Advisors, LLC Related Party Loan	-	20,000,000	-	-	20,000,000	506,306	-
Katonah 2007-I CLO, Ltd.	20,453,099	(1,841,861)	4,942,665	(2,106,519)	21,447,386	4,942,665	-
Trimaran CLO VII, Ltd.	1,195,152	(1,264,090)	-	78,938	10,000	-	-
Catamaran CLO 2012-1, Ltd.	2,819,412	(636,377)	476,425	(419,650)	2,239,810	476,425	-
Catamaran CLO 2013-1, Ltd.	4,918,807	(985,219)	534,047	(661,535)	3,806,101	534,047	-
Catamaran CLO 2014-1, Ltd.	4,546,682	303,037	560,220	(562,318)	4,847,621	560,220	-
Catamaran CLO 2014-2, Ltd.	5,092,087	(880,468)	612,786	(340,395)	4,484,010	612,786	-
Catamaran CLO 2015-1, Ltd.	3,223,255	(442,803)	316,181	(62,913)	3,033,719	316,181	-
Catamaran CLO 2016-1, Ltd.	8,350,290	(791,935)	848,489	178,174	8,585,018	848,489	-
CRMN 2014-1A	1,310,000	-	9,659	200,341	1,520,000	87,974	-
KCAP Freedom 3, LLC	-	36,738,873	-	(147,751)	36,591,122	-	685,000

Total Affiliated Investments	$92,106,784	$48,199,157	$8,300,472	$(2,362,628)	$146,243,787	$8,885,093	$865,000

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the Joint Venture. The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (the "Fund") managed by KCAP Management, LLC, one of the Company's Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Joint Venture may originate loans from time to time and sell them to the Fund.

The Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by the Company and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by the Company and one member appointed by Freedom 3 Opportunities.

The Company has determined that the Joint Venture is an investment company under ASC 946, however, in accordance with such guidance; the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in the Joint Venture.

KCAP Freedom 3 LLC

Summarized Balance Sheet (unaudited)

As of
September 30, 2017
Investment at fair value	$62,591,610
Total Assets	$62,591,610

Total Liabilities	$1,026,962
Total Equity	61,564,648
Total Liabilities and Equity	$62,591,610

KCAP Freedom 3 LLC

Summarized Statements of Operations Information (unaudited)

For the period from July 20, 2017 (date of inception) to September 30, 2017
Investment income	$1,026,962
Operating Expenses	10,000
Net Investment Income	1,016,962
Unrealized appreciation on Investments	79,258
Net Income	$1,096,220

During the three months ended September 30, 2017, KCAP Management LLC recognized approximately $185 thousand of management fees from the Fund, which is a wholly-owned subsidiary of the Joint Venture. In turn, the Company has recognized dividend income of approximately $180 thousand during the three months ended September 30, 2017 (included in Dividends from Asset Manager Affiliates) related to distributions from KCAP Management, LLC.

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

The following table summarizes the fair value of investments by the above ASC 820: Fair Value hierarchy levels as of September 30, 2017 (unaudited) and December 31, 2016, respectively:

	As of September 30, 2017 (unaudited)
	Level I	Level II	Level III	Total
Money market accounts	$—	$32,015,828	$—	$32,015,828
U.S. Treasury Bills	25,009,000	—	—	25,009,000
Debt securities	—	68,707,692	58,319,137	127,026,829
CLO Fund securities	—	—	51,843,344	51,843,344
Equity securities	—	—	4,450,177	4,450,177
Asset Manager Affiliates	—	—	39,679,000	39,679,000
Joint Venture	—	—	36,591,122	36,591,122

Total	$25,009,000	$100,723,520	$190,882,780	$316,615,300

	As of December 31, 2016
	Level I	Level II	Level III	Total
Money market accounts	$—	$28,699,269	$—	$28,699,269
Debt securities	—	84,601,585	153,741,745	238,343,330
CLO Fund securities	—	—	54,174,350	54,174,350
Equity securities	—	—	5,056,355	5,056,355
Asset Manager Affiliates	—	—	40,198,000	40,198,000

Total	$—	$113,300,854	$253,170,450	$366,471,304

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

	Nine Months Ended September 30, 2017 (unaudited)
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$—	$253,170,450
Transfers out of Level III(1)	—	—	—	—	—	—
Transfers into Level III(2)	6,372,000	—	—	—	—	6,372,000
Net accretion (amortization)	206,241	443,434	—	—	—	649,675
Purchases	20,048,575	1,249,988	1	—	36,738,873	58,037,437
Sales/Paydowns/Return of Capital	(126,670,826)	—	—	(2,000,000)	—	(128,670,826)
Total realized gain (loss) included in earnings	(995,630)	—	—	—	—	(995,630)
Total unrealized gain (loss) included in earnings	5,617,032	(4,024,428)	(606,179)	1,481,000	(147,751)	2,319,674
Balance, September 30, 2017	$58,319,137	$51,843,344	$4,450,177	$39,679,000	$36,591,122	190,882,780
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$1,174,559	$(4,024,428)	$(1)	$1,481,000	$(147,751)	$(1,368,870)

¹Transfers out of Level III represent a transfer of $0 relating to debt and equity securities for which pricing inputs, other than their quoted prices in active markets were observable as of September 30, 2017.

²Transfers into Level III represent a transfer of $6,372,000 relating to debt and equity securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of September 30, 2017.

	Year Ended December 31, 2016
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2015	$183,400,465	$55,872,382	$9,103,003	$57,381,000	$—	$305,756,850
Transfers out of Level III	(14,855,471)[1]	—	—	—	—	(14,855,471)
Transfers into Level III	22,107,141 [2]	—	445,485	—	—	22,552,626
Net accretion (amortization)	318,999	(2,192,069)	—	—	—	(1,873,070)
Purchases	33,641,315	10,140,000	180,161	—	—	43,961,476
Sales/Paydowns/Return of Capital	(66,559,349)	(4,200,000)	(4,743,682)	(1,250,000)	—	(76,753,031)
Total realized gain (loss) included in earnings	(366,924)	(10,111,560)	4,484,742	—	—	(5,993,742)
Total unrealized gain (loss) included in earnings	(3,944,431)	4,665,597	(4,413,354)	(15,933,000)	—	(19,625,188)
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$—	253,170,450
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,969,509)	$4,665,597	$(4,413,354)	$(15,933,000)	$—	$(22,650,266)

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

As of September 30, 2017, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $100,723,520 as of September 30, 2017.

As of September 30, 2017, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 11,219,800	Enterprise Value	Average EBITDA Multiple / WACC	5.2x - 6.7x (5.5x) 13.3% - 17.7% (16.8%)
	47,099,337	Income Approach	Implied Discount Rate	6.0% - 26.4% (13.8%)
Equity Securities	4,442,177	Enterprise Value	Average EBITDA Multiple / WACC	4.6x – 16.1x (10.4x) 10.6% - 14.6% (12.2%)
	8,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	30,395,957	Discounted Cash Flow	Discount Rate	12.0%
			Probability of Default	2.0%
			Loss Severity	25.9%
			Recovery Rate	74.1%
			Prepayment Rate	25.0%
	21,447,386	Liquidation Value	Qualitative Inputs(2)
Asset Manager Affiliate	39,679,000	Discounted Cash Flow	Discount Rate	2.5% - 12.0% (6.5%)
Joint Venture	36,591,122	Enterprise Value	Qualitative Inputs(2)
Total Level III Investments	$ 190,882,780

¹ The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where KCAP’s analysis ascribes no residual value to a portfolio company’s equity, KCAP typically elects to mark its position at a nominal amount to account for the investment’s option value.

2 The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2016, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)

Debt Securities	$ 7,639,648	Enterprise Value	Average EBITDA Multiple	5.3x
	146,102,097	Income Approach	Implied Discount Rate	5.6% - 21.5% (9.15%)
Equity Securities	5,050,355	Enterprise Value	Average EBITDA Multiple/WACC	4.8x/7.4% - 14.1x/13.9% (9.3x/12.0%)
	6,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	45,824,060	Discounted Cash Flow	Discount Rate	11.3% - 13.0% (13.0%)
			Probability of Default	2.0% - 2.5% (2.0%)
			Loss Severity	25.0% - 25.9% (25.9%)
			Recovery Rate	74.1% - 75.% (74.2%)
			Prepayment Rate	25.0% - 29.1% (25.1%)
	8,350,290	Market Approach	3rd Party Quote	82.35% (82.35%)
Asset Manager Affiliate	40,198,000	Discounted Cash Flow	Discount Rate	2.5% - 13.0% (7.6%)
Total Level III Investments	$ 253,170,450

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

The Company’s investment in the Joint Venture is carried at fair value based upon the fair value of the investments held by the Joint Venture.

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At September 30, 2017 and December 31, 2016, the Asset Manager Affiliates had approximately $2.8 billion and $3.0 billion of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $39.7 million and $40.2 million, respectively.

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

For the three months ended September 30, 2017 and 2016, the Asset Manager Affiliates declared cash distributions of $880,000 and $750,000 to the Company, respectively. For the nine months ended September 30, 2017 and 2016, the Asset Manager Affiliates declared cash distributions of approximately $2.2 million and $2.7 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $180,000 of Dividends from Asset Manager Affiliates in the Statement of Operations for the three months ended September 30, 2017.For the nine months ended September 30, 2017 and 2016, the Company recognized $180,000 and $1.4 million, respectively of Dividends from Asset Manager Affiliates in the Statement of Operations. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). Distributions receivable, if any, are reflected in the Due from Affiliates account on the consolidated balance sheets.

The tax attributes of distributions received from the Asset Manager Affiliates are determined on an annual basis. The Company makes an estimate of the tax-basis earnings and profits of the Asset Manager Affiliates on a quarterly basis, and any quarterly distributions received in excess of the estimated earnings and profits are recorded as return of capital (reduction in the cost basis of the investment in the Asset Manager Affiliate).

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

Asset Manager Affiliates

Summarized Balance Sheet (unaudited)

	As of	As of
	September 30, 2017	December 31, 2016
Cash	$14,532,648	$3,425,709
Investments	10,000,000	-
Intangible Assets	22,830,000	23,157,541
Other Assets	3,762,880	5,024,174
Total Assets	$51,125,528	$31,607,424

Total Liabilities	$25,970,228	$6,619,619
Total Equity	25,155,300	24,987,805
Total Liabilities and Equity	$51,125,528	$31,607,424

Asset Manager Affiliates

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Fee Revenue	$3,027,460	$3,148,353	$12,000,010	$9,707,075
Interest Income	25,298	570,865	31,208	1,138,483
Total Income	3,052,758	3,719,218	12,031,218	10,845,558
Operating Expenses	2,547,545	2,789,654	7,852,377	8,618,839
Amortization of Intangibles	-	327,541	327,541	982,623
Interest Expense	121,468	485,355	525,034	1,353,135
Total Expenses	2,669,013	3,602,550	8,704,952	10,954,597
Pre-Tax Income (Loss)	383,745	116,668	3,326,266	(109,039)
Income Tax (Benefit) Expense	(79,791)	(100,862)	978,769	(346,447)
Net Income	$463,536	$217,530	$2,347,497	$237,408

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information (unaudited)

	As of	As of
	September 30, 2017	December 31, 2016
Total investments at fair value	$80,158,889	$176,684,976
Cash	24,632,168	34,982,770
Total Assets	105,370,828	212,160,163
CLO Debt at fair value	104,216,372	208,812,164
Total liabilities	105,374,980	210,463,954
Total Net Assets (deficit)	(4,151)	1,696,209

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income from investments	$1,185,765	$2,330,108	$4,336,891	$7,338,815
Total income	1,203,940	2,373,500	4,392,101	7,683,808
Interest expense	1,275,068	2,184,144	4,289,994	6,724,410
Total expenses	1,401,622	2,400,770	4,885,278	7,497,100
Net realized and unrealized gains (losses)	(48,669)	1,397,748	(1,207,183)	3,783,015
Increase in net assets resulting from operations	(246,351)	1,370,478	(1,700,360)	3,969,723

Except for KCAP Management, LLC, which is a designated entity whose tax results are included with the Company’s tax results, as separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. In order to maintain the Company’s RIC status, any tax-basis dividends paid by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such tax-basis dividends of the Asset Manager Affiliates’ income which was distributed to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of amortization and depreciation, compensation related expenses, and net loss carryforward, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility expires on November 20, 2017 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. At September 30, 2017 and December 31, 2016, there was $20 million and $0 million, respectively, outstanding under the Trimaran Credit Facility. For the three months ended September 30, 2017 and 2016, the Company recognized interest income of approximately $126,000 and $485,000, respectively, related to the Trimaran Credit Facility. For the nine months ended September 30, 2017 and 2016, the Company recognized interest income of approximately $529,000 and $1.3 million, respectively, related to the Trimaran Credit Facility.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of September 30, 2017 (unaudited)	As of December 31, 2016

Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: 2016 - $2,286,425 and $2,459,156, respectively)	$-	$142,604,419
7.375 Notes (net of offering costs of: 2017 - $306,073; 2016 - $550,774)	26,693,927	32,980,151
6.125 Notes (net of offering costs of: 2017 - $2,757,357)	74,649,843	-
Total	$101,343,770	$175,584,570

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2017 were 6.4% and 4.2 years, respectively, and as of December 31, 2016 were 3.9% and 6.7 years, respectively.

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

All of the Class A,B,C and D notes were repaid in the third quarter of 2017. In connection there with, the Company recorded a realized loss from the extinguishment of debt of $4.0 million in the third quarter of 2017.

For the three months ended September 30, 2017, interest expense, including the amortization of deferred debt issuance costs and the OID was approximately $337,000 consisting of stated interest expense of approximately $263,000, accreted discount of approximately $35,000, and deferred debt issuance costs of approximately $38,000. For the nine months ended September 30, 2017, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes, was approximately $3.4 million consisting of stated interest expense of approximately $2.7 million, accreted discount of approximately $352,000, and deferred debt issuance costs of approximately $379,000.

Fair Value of KCAP Senior Funding I.   The Company carried the KCAP Senior Funding I Notes at cost, net of unamortized discount and offering costs. The fair value of the KCAP Senior Funding I Notes was approximately $146.3 million at December 31, 2016. The fair value was determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes were categorized as Level III under ASC 820: Fair Value.

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019 (the “7.375% Notes due 2019”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At September 30, 2017, the Company was in compliance with all of its debt covenants.

For the three months ended September 30, 2017 and 2016, interest expense related to the 7.375% Notes Due 2019 was approximately $498,000 and $712,000, respectively. For the nine months ended September 30, 2017 and 2016, interest expense related to the 7.375% Notes Due 2019 was approximately $1.7 million and $2.2 million, respectively.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $306,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

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

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost. The fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $27.1 million at September 30, 2017. The fair value was determined based on the closing price on September 30, 2017 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820 Fair Value.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (“the 6.125 Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%, commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September, 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, Due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At September 30, 2017, the Company was in compliance with all of its debt covenants.

For the three months and nine months ended September 30, 2017 interest expense related to the 6.125% Notes Due 2022 was approximately $450,000.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.8 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $2.8 million remains to be amortized as of September 30, 2017, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 6.125% Notes Due 2022. The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $77.3 million at September 30, 2017.The fair value was determined based on the closing price on September 30, 2017 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

For the nine months ended September 30, 2016, interest expense related to the Convertible Notes was approximately $378,000.

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

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)

Net increase (decrease) in net assets resulting from operations	$2,237,830	$(1,118,601)
Net change in unrealized depreciation from investments	(875,365)	9,309,013
Excess capital gains over capital losses	6,993,940	6,205,405
Book/tax differences on CLO equity investments	(1,697,865)	1,050,658
Other book/tax differences	224,785	(673,454)

Taxable income before deductions for distributions	$6,883,325	$14,773,021

Taxable income before deductions for distributions per weighted average basic shares for the period	$0.19	$0.40
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.19	$0.40

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For the nine months ended September 30, 2017 and 2016, the Asset Manager Affiliates declared cash distributions of $2.2 million and $2.7 million to the Company, respectively. The Company recognized $1.4 million, respectively, of dividends from Asset Manager Affiliates in the Statement of Operations for the nine months ended September 30, 2016. The difference of $2.0 million and $1.3 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the nine months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017, the Company had a net capital loss carryforward of approximately $98.0 million to offset net capital gains, to the extent provided by federal tax law. Of the net capital loss carryforward, $66.7 million is not subject to expiration under the RIC Modernization Act of 2010.

On September 22, 2017 the Company’s Board of Directors declared a distribution to shareholders of $0.12 per share for a total of approximately $4.4 million. The record date was October 10, 2017 and the distribution was paid on October 26, 2017.

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

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2017 and December 31, 2016, the Company had approximately $3 million and $565,000 of outstanding commitments to fund investments, respectively.

9. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2017 and 2016, the Company issued 75,059 and 153,792 shares, respectively, of common stock under its dividend reinvestment plan. For the nine months ended September 30, 2017, there were 139,620 grants, 10,982 forfeitures, and 242,918 shares vested plan with respect to restricted stock.. On February 14, 2013, the Company completed a public offering of 5,232,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 682,500 shares of common stock, at a price of $9.75 per share. In conjunction with this offering, the Company also sold 200,000 shares of common stock to a member of its Board of Directors, at a price of $9.31125 per share, raising approximately $1.9 million in gross proceeds. On April 4, 2013, approximately $9 million of the Company’s 8.75% Convertible Notes were converted at a price basis per share of $8.159 into 1,102,093 shares of KCAP common stock. On October 6, 2014, the Company priced a follow-on public offering of 3.0 million shares of its common stock at a price of $8.02 per share. The offering raised net proceeds were approximately $23.8 million, after deducting underwriting discounts and offering expenses. The total number of shares of the Company’s common stock outstanding as of September 30, 2017 and December 31, 2016 was 37,317,815 and 37,178,294, respectively. During the nine months ended September 30, 2017 and 2016, the Company repurchased 64,176 and 67,654 shares, respectively, at an aggregate cost of approximately $225,000 and $248,000, respectively, in connection with the vesting of restricted stock awards.

10. EQUITY INCENTIVE PLAN

The Company has an equity incentive plan, established in 2006 and as amended in 2008, 2014, 2015 and most recently in May 2017 (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide officers and employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Options granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Vesting of restricted stock awarded under the 2008 amendment of the Equity Incentive Plan will occur in two equal installments of 50%, on each of the third and fourth anniversaries of the grant date; vesting of restricted stock subsequent to the 2014 amendment of the Equity Incentive Plan will vest in four equal installments of 25%, on each of the first four anniversaries of the grant date, except for the grant in September of 2017, which will occur in two equal installments of 50%, on each of the third and fourth anniversaries of the grant date.

Stock Options

On June 20, 2014, the Company’s Board of Directors approved the amended and restated the 2011 Non-Employee Director Plan, which was approved by shareholders on June 10, 2011. Accordingly, the annual grant of options to non-employee directors has been discontinued and replaced with an annual grant of shares of restricted stock as partial annual compensation for the services of the non-employee directors.

On March 21, 2017, the Company’s Board of Directors approved the 2017 Non-Employee Director Plan, which extended the term of the 2011 Non-Employee Director Plan (together, the “Non-Employee Director Plan”). The Company’s shareholders approved the Non-Employee Director Plan on May 4, 2017.

Information with respect to options granted, exercised and forfeited under the Equity Incentive Plan for the period January 1, 2016 through September 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value[1]
Options outstanding at January 1, 2016	50,000	$7.72	3.4
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2016	50,000	$7.72	2.4	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2017	50,000	$7.72	1.6	$—

Total vested at September 30, 2017	50,000	$7.72	1.6

[1]	Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the nine months ended September 30, 2017 and 2016, the Company did not recognize any non-cash compensation expense related to stock options. At September 30, 2017, the Company had no remaining compensation costs related to unvested stock option awards.

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

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the nine months ended September 30, 2017 and 2016, the Company repurchased 64,176 and 67,654 shares, respectively, of common stock at an aggregate cost of approximately $225,000 and $248,000, respectively, in connection with the vesting of employee’s restricted stock, which is reflected as Treasury Stock at cost on the Consolidated Balance Sheet. These shares are not available to be reissued under the Company’s Equity Incentive Plan.

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

On September 19, 2017, the Company’s Board of Directors approved the grant of 133,620 shares of restricted stock to the employees of the Company as partial compensation for their services. 50% of such awards will vest on the third anniversary of the grant date and the remaining 50% of the shares will vest on the fourth anniversary of the grant date.

During the nine months ended September 30, 2017, 242,918 shares of restricted stock vested and 10,982 shares of restricted stock were forfeited. As of September 30, 2017, after giving effect to these restricted stock awards, there were 297,199 shares of restricted stock outstanding. Information with respect to restricted stock granted, exercised and forfeited under the Plan for the period January 1, 2016 through September 30, 2017 is as follows:

Non-vested Restricted Shares
Non-vested shares outstanding at January 1, 2016	700,539
Granted	6,000
Vested	(260,607)
Forfeited	(34,453)
Non-vested shares outstanding at December 31, 2016	411,479
Granted	139,620
Vested	(242,918)
Forfeited	(10,982)
Non-Vested Outstanding at September 30, 2017	297,199

For the three months ended September 30, 2017, non-cash compensation expense related to restricted stock was approximately $226,000 of this amount approximately $83,000 was expensed at the Company, and approximately $143,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the three months ended September 30, 2016, non-cash compensation expense related to restricted stock was approximately $394,000 of this amount approximately $161,000 was expensed at the Company, and approximately $233,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2017, non-cash compensation expense related to restricted stock was approximately $878,000 of this amount approximately $330,000 was expensed at the Company, and approximately $548,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the nine months ended September 30, 2016, non-cash compensation expense related to restricted stock was approximately $1.2 million; of this amount approximately $472,000 was expensed at the Company and approximately $682,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. As of September 30, 2017, the Company had approximately $1.4 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized over the remaining weighted average period of 1.6 years.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $1,000 and $1,000 was expensed during the three months ended September 30, 2017 and 2016, respectively, related to the 401K Plan. During the nine months ended September 30, 2017 and 2016, approximately $35,000 and $19,000 was expensed related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $46,000 and $46,000 was expensed during the three months ended September 30, 2017 and 2016, respectively, related to the Profit-Sharing Plan. During the nine months ended September 30, 2017 and 2016, approximately $139,000 and $138,000, respectively, was expensed related to the Profit-Sharing Plan.

12. SUBSEQUENT EVENTS

On October 31, 2017, the Joint Venture made a cash distribution to the Company of approximately $12.6 million. The Company expects that approximately $11.8 million of this distribution will be return of capital, reducing the cost basis of its investment in the JV by that amount. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

On October 30, 2017, the Company entered into a new term loan agreement with Trimaran Advisors, one of the Asset Manager Affiliates. Trimaran Advisors borrowed $8.4 million under this agreement, which bears interest at a rate of 10.5% annually, payable quarterly. The loan matures on April 30, 2030, can be repaid at any time, and must be repaid upon the occurrence of certain events.

On October 31, 2017, Trimaran Advisors capitalized Trimaran Risk Retention Holdings, LLC, a newly-formed wholly-owned subsidiary, with $8.4 million of equity capital. In turn, Trimaran Risk Retention Holdings capitalized Trimaran RR I, LLC, a wholly-owned subsidiary of Trimaran Risk Retention Holdings, LLC, with $8.4 million of equity capital. With this equity contribution and other borrowed funds, Trimaran RR I, LLC purchased $34.8 million notional amount of notes issued by Catamaran CLO 2014-1, Ltd. for aggregate consideration of $35.5 million.

On October 31, 2017, the Company purchased an additional $4.3 million of notional amount of Subordinated Notes issued by Catamaran CLO 2014-1 at a cost of $5.4 million.

The Company has evaluated events and transactions occurring subsequent to September 30, 2017 for items that should potentially be recognized or disclosed in these financial statements. Other than as noted above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $2.8 billion of par value assets under management as of September 30, 2017. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, and are each managed independently from KCAP by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or both of the Asset Manager Affiliates).

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the nine months ended September 30, 2017 (unaudited) and for the year ended December 31, 2016 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Venture	Total Portfolio
Fair Value at December 31, 2015	$284,639,244	$55,872,382	$9,548,488	$57,381,000	$—	$407,441,114
2016 Activity:
Purchases / originations /draws	74,584,952	10,140,000	—	—	—	84,724,952
Sales / Pay-downs / Return of Capital	(123,240,416)	(4,200,000)	(4,563,521)	(1,250,000)	—	(133,253,937)
Net accretion (amortization)	407,492	(2,192,071)	—	—	—	(1,784,579)
Net realized (losses) gains	(540,649)	(10,111,560)	4,484,742	—	—	(6,167,467)
Net increase (decrease) in fair value	2,492,707	4,665,599	(4,413,354)	(15,933,000)	—	(13,188,048)

Fair Value at December 31, 2016	238,343,330	54,174,350	5,056,355	40,198,000	—	337,772,035
Year to Date 2017 Activity:
Purchases / originations /draws	137,288,374	1,249,988	1	—	36,738,873	175,277,236
Sales / Pay-downs / Return of Capital	(250,169,877)	—	—	(2,000,000)	—	(252,169,877)
Net accretion (amortization)	264,220	443,434	—	—	—	707,654
Net realized gains (losses)	(2,871,941)	—	—	—	—	(2,871,941)
Net increase (decrease) in fair value	4,172,723	(4,024,428)	(606,179)	1,481,000	(147,751)	875,365

Fair Value at September 30, 2017	$127,026,829	$51,843,344	$4,450,177	$39,679,000	$36,591,122	$259,590,472

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

The following table shows the Company’s portfolio by security type at September 30, 2017 and December 31, 2016:

	September 30, 2017 (unaudited)			December 31, 2016
Security Type	Cost/ Amortized Cost	Fair Value	%¹	Cost/ Amortized Cost	Fair Value	%¹
Short-term Investments²	57,024,828	$57,024,828	18	28,699,269	$28,699,269	8
Senior Secured Loan	49,982,415	46,124,914	15	207,701,078	200,322,152	55
Junior Secured Loan	59,490,855	58,343,554	18	37,251,776	35,444,440	10
Senior Unsecured Loan	20,000,000	20,000,000	6	-	-	-
First Lien Bond	3,054,337	1,063,762	-	3,060,919	1,089,338	-
Senior Secured Bond	1,503,404	1,494,600	-	1,506,461	1,487,400	-
CLO Fund Securities	78,544,739	51,843,344	16	76,851,317	54,174,350	15
Equity Securities	10,389,007	4,450,177	1	10,389,007	5,056,355	1
Asset Manager Affiliates³	53,341,230	39,679,000	13	55,341,230	40,198,000	11
Joint Venture	36,738,873	36,591,122	13	-	-	-

Total	$370,069,689	$316,615,300	100%	$420,801,057	$366,471,304	100%

¹	Represents percentage of total portfolio at fair value.
²	Includes money market accounts and U.S. treasury bills.
³	Represents the equity investment in the Asset Manager Affiliates.

The industry-related information, based on the fair value of the Company’s investment portfolio as of September 30, 2017 and December 31, 2016, for our investment portfolio were as follows:

	September 30, 2017 (unaudited)			December 31, 2016
Industry Classification	Cost/ Amortized Cost	Fair Value	%[1]	Cost/ Amortized Cost	Fair Value	%
Aerospace and Defense	$4,929,171	$3,268,788	1%	$8,394,633	$8,450,106	2%
Asset Management Company[2]	53,341,230	39,679,000	13	55,341,230	40,198,000	11
Automotive	-	-	-	6,322,551	6,196,154	2
Banking, Finance, Insurance & Real Estate	3,466,776	3,443,506	1	6,805,514	6,782,010	2
Beverage, Food and Tobacco	4,512,854	4,346,400	1	15,198,830	14,703,372	4
Capital Equipment	5,455,586	4,744,140	1	6,185,129	5,575,048	2
Chemicals, Plastics and Rubber	-	-	-	6,421,909	6,444,073	2
CLO Fund Securities	78,544,739	51,843,344	16	76,851,317	54,174,350	15
Construction & Building	1,007,336	1,007,423	-	5,919,158	5,929,606	2
Consumer goods: Durable	3,054,338	1,064,762	-	12,319,905	10,118,736	3
Consumer goods: Non-durable	732,896	734,613	-	14,766,390	14,452,096	4
Ecological	-	-	-	1,741,292	1,760,783	-
Energy: Electricity	-	-	-	3,904,453	3,937,247	1
Energy: Oil & Gas	13,929,048	10,575,738	3	14,493,835	8,805,761	2
Environmental Industries	6,922,952	6,156,451	2	12,279,924	12,185,239	3
Forest Products & Paper	1,557,040	1,600,960	1	4,192,889	4,192,907	1
Healthcare & Pharmaceuticals	36,573,091	33,901,061	11	58,769,668	53,594,534	15
High Tech Industries	16,093,619	16,051,970	5	9,854,093	9,936,109	3
Hotel, Gaming & Leisure	400,000	1,000	-	400,000	1,000	-
Joint Venture	36,738,873	36,591,122	12	-	-	-
Media: Advertising, Printing & Publishing	3,869,962	3,875,038	1	11,712,682	11,453,447	3
Media: Broadcasting & Subscription	-	-	-	8,273,174	8,372,984	2
Related Party Loans	20,000,000	20,000,000	6	-	-	-
Retail	-	-	-	1,415,457	759,581	-
Services: Business	5,523,913	4,427,100	1	16,125,481	16,230,486	4
Services: Consumer	-	-	-	6,212,108	6,204,889	2
Telecommunications	3,965,663	3,939,200	1	12,809,799	12,767,823	3
Textiles and Leather	7,948,833	7,847,841	3	-	-	-
Money Market Accounts	32,015,828	32,015,828	11	28,699,269	28,699,269	8
Transportation: Cargo	2,496,958	2,500,000	1	7,557,315	7,190,135	2
Transportation: Consumer	-	-	-	2,412,614	2,324,516	1
U.S. Government Obligation	25,009,000	25,009,000	8	-	-
Utilities: Electric	1,979,983	1,991,015	1	5,420,438	5,031,043	1

Total	$370,069,689	$316,615,300	100%	$420,801,057	$366,471,304	100%

[1]	Calculated as a percentage of total portfolio at fair value.

[2]	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At September 30, 2017 and December 31, 2016, our investments in income producing debt securities portfolio, excluding CLO Fund securities, had a weighted average interest rate of approximately 9.2% and 7.0%, respectively. For the nine months ended September 30, 2017, our total net asset value return per share was 1.3% and our total market return based on our stock price was 0.7%. For the year ended December 31, 2016, our total net asset value return per share was 0.2% and our total market return based on stock price was 12.3%. Total net asset value return per share and total market return based on stock price do not reflect the sales load paid by stockholders.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates, CLO Fund Securities, the Joint Venture, and Short-term investments) at September 30, 2017 was spread across 19 different industries and 19 different entities with an average balance per entity of approximately $5.3 million. As of September 30, 2017, all but two of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our total assets in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At September 30, 2017 and December 31, 2016, the total amount of non-qualifying assets were approximately 28% and 17% of the total investment portfolio, respectively. The majority of non-qualifying assets were foreign investments which were approximately 16% and 14% of the Company’s total investment portfolio, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% and 14% of its total assets on such dates, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of September 30, 2017 and December 31, 2016, our Asset Manager Affiliates had approximately $2.8 billion and $3.0 billion of par value respectively, of assets under management on which they earn management fees, and were valued at approximately $39.7 million and $40.2 million, respectively.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, in the nine months ended September 30, 2017 our Asset Manager Affiliates recognized $3.0 million of incentive fees from one fund.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds raised and managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of September 30, 2017, we had approximately $52 million invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

Our CLO Fund Securities as of September 30, 2017 and December 31, 2016 are as follows:

			September 30, 2017		December 31, 2016
CLO Fund Securities	Investment	%[1]	Cost/Amortized Cost	Fair Value	Cost/Amortized Cost	Fair Value
Grant Grove CLO, Ltd.[3]	Subordinated Securities	22.2%	$2,485,886	$1,000	$2,485,886	$1,000
Katonah III, Ltd.[3]	Preferred Shares	23.1	1,287,155	369,000	1,287,155	369,000
Katonah 2007-I CLO Ltd.[2]	Preferred Shares	100.0	31,123,451	21,447,386	28,022,646	20,453,099
Trimaran CLO VII, Ltd.[2]	Income Notes	10.5	379,830	10,000	1,643,920	1,195,152
Catamaran CLO 2012-1 Ltd.[2]	Subordinated Notes	24.9	5,759,981	2,239,810	5,919,933	2,819,412
Catamaran CLO 2013-1 Ltd.[2]	Subordinated Notes	23.5	4,786,050	3,806,100	5,237,222	4,918,807
Catamaran CLO 2014-1 Ltd.[2]	Subordinated Notes	32.4	8,681,740	4,847,620	7,818,484	4,546,682
Catamaran CLO 2014-1 Ltd.[2]	Class E Notes	15.1	1,451,386	1,520,000	1,441,727	1,310,000
Dryden 30 Senior Loan Fund	Subordinated Notes	7.5	1,276,135	1,499,682	1,343,467	1,895,566
Catamaran CLO 2014-2 Ltd.[2]	Subordinated Notes	24.9	6,699,877	4,484,009	6,967,560	5,092,087
Catamaran CLO 2015-1 Ltd.[2]	Subordinated Notes	9.9	4,416,694	3,033,719	4,543,317	3,223,255
Catamaran CLO 2016-1 Ltd.[2]	Subordinated Notes	24.9	10,196,554	8,585,018	10,140,000	8,350,290
Total			$78,544,739	$51,843,344	$76,851,317	$54,174,350

¹ Represents percentage of class held as of September 30, 2017.

² A CLO Fund managed by an Asset Manager Affiliate.

³ As of September 30, 2017, this CLO Fund security was not providing a distribution.

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom Opportunities”), an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the Joint Venture. The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (the "Fund") managed by KCAP Management, LLC, one of the Company's Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Joint Venture may originate loans from time to time and sell them to the Fund.

The Joint Venture is structured as an unconsolidated Delaware limited liability company. All portfolio and other material decisions regarding the Joint Venture must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Freedom 3 Opportunities, and must be approved by at least one member appointed by the Company and one appointed by Freedom 3 Opportunities. In addition, certain matters may be approved by the Joint Venture’s investment committee, which is comprised of one member appointed by the Company and one member appointed by Freedom 3 Opportunities.

The Company has determined that the Joint Venture is an investment company under ASC 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in the Joint Venture.

The following tables detail the ten largest portfolio companies (at fair value) as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (unaudited)
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$53,341,230	$39,679,000	13%
KCAP Freedom 3 LLC	36,738,873	36,591,122	12
US Bank Money Market Account	32,001,559	32,001,559	10
Katonah 2007-I CLO Ltd.	31,123,451	21,447,386	7
Trimaran Advisors, L.L.C.	20,000,000	20,000,000	6
U.S Treasury Bills - CUSIP: 912796LY3	15,007,000	15,007,000	5
U.S Treasury Bills - CUSIP: 912796KR9	10,002,000	10,002,000	3
Tank Partners Holdings, LLC	12,420,461	8,222,814	3
Catamaran CLO 2016-1 Ltd.	10,196,554	8,585,018	3
Grupo HIMA San Pablo, Inc.	10,023,444	9,290,017	3
Total	$230,854,572	$200,825,916	65%

	December 31, 2016
Investment	Cost/Amortized Cost	Fair Value	% of FMV
Asset Manager Affiliates	$55,341,230	$40,198,000	11%
US Bank Money Market Account[1]	28,685,001	28,685,001	8
Katonah 2007-I CLO Ltd.	28,022,646	20,453,099	6
Grupo HIMA San Pablo, Inc.	9,828,619	9,113,125	2
Catamaran CLO 2016-1 Ltd.	10,140,000	8,350,290	2
Tank Partners Holdings, LLC	11,822,180	6,552,311	2
Roscoe Medical, Inc.	6,666,733	6,499,000	2
Weiman Products, LLC	5,462,647	5,321,809	1
Nielson & Bainbrige, LLC	5,326,136	5,199,447	1
Catamaran CLO 2014-2 Ltd.	6,967,560	5,092,087	1

Total	$168,262,752	$135,464,169	36%

Excluding the Asset Manager Affiliates and CLO Fund Securities, the Company’s ten largest portfolio companies represented approximately 49% and 13% of the total fair value of the Company’s investments at September 30, 2017 and December 31, 2016, respectively.

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

Set forth below is a discussion of our results of operations for the three and nine months ended September 30, 2017 and 2016.

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

Distributions from Asset Manager Affiliates. We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the three and nine months ended September 30, 2017, the Asset Manager Affiliates received incentive fees from one fund.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and incentive fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. The fair value of our investment in our Asset Manager Affiliates was approximately $39.7 million at September 30, 2017, with an unrealized gain during the nine months ended September 30, 2017 of approximately $1.5 million. For the three months ended September 30, 2017 and 2016, we recognized dividend income of approximately $180,000 and $0 from the Asset Manager Affiliates, respectively, while cash distributions received were $880,000 and $750,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recognized dividend income of approximately $180,000 and $1.4 million from the Asset Manager Affiliates, respectively, while cash distributions received were approximately $2.2 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $2.8 billion and $3.0 billion as of September 30, 2017 and December 31, 2016, respectively.

Investment in Joint Venture. For the three months ended September 30, 2017, the Company recognized $685,000 in investment income from its investment in the Joint Venture. As of September 30, 2017, the fair value of the Company’s investment in Joint venture was $36.6 million.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the three months ended September 30, 2017 and 2016 was approximately $6.3 million and $9.0 million, respectively. Of these amounts, approximately $2.4 million and $5.2 million was attributable to interest income on our Debt Securities Portfolio.

Investment income for the nine months ended September 30, 2017 and 2016 was approximately $21.7 million and $28.1 million, respectively. Of these amounts, approximately $11.8 million and $16.1 million was attributable to interest income on our Debt Securities Portfolio.

The weighted average interest rate on our income producing Debt Securities Portfolio was 9.2% and 7.0% as of September 30, 2017 and December 31, 2016, respectively. For the nine months ended September 30, 2017, our total net asset value return per share was 1.3% and our total market return based on stock price was 0.7%. For the nine months ended September 30, 2016, our total net asset value return per share was 0.2% and our total market return based on stock price was 24.8%. Total net asset value return per share and total market return based on stock price do not reflect the sales load paid by stockholders.

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

For the three months ended September 30, 2017 and 2016, approximately $2.8 million and $3.5 million, respectively, of investment income was attributable to investments in CLO Fund Securities. For the nine months ended September 30, 2017 and 2016, approximately $8.7 million and $10.1 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax-basis, the Company recognized $2.3 million and $7.0 million of taxable distributable income on distributions from our CLO Fund Securities during the three and nine months ended September 30, 2017, respectively. Distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

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

Total expenses for the three months ended September 30, 2017 and 2016 were approximately $3.7 million and $4.5 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $1.4 million and $2.1 million, respectively, on average debt outstanding of $34 million and $186 million, respectively.

For the three months ended September 30, 2017 and 2016, approximately $1.1 million and $1.2 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the three months ended September 30, 2017 and 2016, respectively, professional fees and insurance expenses totaled approximately $883,000 and $802,000. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $396,000 and $372,000 for the three months ended September 30, 2017 and 2016, respectively.

Total expenses for the nine months ended September 30, 2017 and 2016 were approximately $13.3 million and $13.7 million, respectively. Interest expense and amortization on debt issuance costs for the periods, were approximately $5.8 million and $7.0 million, respectively, on average debt outstanding of $131 million and $193 million, respectively.

For the nine months ended September 30, 2017 and 2016, approximately $3.5 million and $3.2 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the nine months ended September 30, 2017 and 2016, respectively, professional fees and insurance expenses totaled approximately $2.8 million and $2.2 million. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.3 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the net change in stockholder’s equity before net unrealized appreciation or depreciation on investments. For the three months ended September 30, 2017, net investment income and net realized losses were approximately $623,000, or $0.02 per share. For the three months ended September 30, 2016, net investment income and net realized gains were approximately $9.2 million or $0.25 per share. For the nine months ended September 30, 2017, net investment income and net realized losses were approximately $5.5 million, or $0.15 per share. For the nine months ended September 30, 2016, net investment income and net realized losses were approximately $8.3 million or $0.22 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. On February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment. For the three months ended September 30, 2017 and 2016, GAAP-basis net investment income was approximately $2.5 million or $0.07 per share, and $4.5 million or $0.12 per share, respectively, while tax-basis distributable income was approximately $2.3 million or $0.07 per share and $4.6 million or $0.12 per share, respectively. For the nine months ended September 30, 2017 and 2016, GAAP-basis net investment income was approximately $8.4 million or $0.23 per share, and $14.4 million or $0.39 per share, respectively, while tax-basis distributable income was approximately $6.9 million or $0.19 per share and $14.9 million or $0.40 per share, respectively.

Net Unrealized (Depreciation) Appreciation on Investments

During the three months ended September 30, 2017, our total investments had net unrealized appreciation of approximately $2.7 million. During the three months ended September 30, 2016, our total investments had net unrealized depreciation of approximately $6.4 million. For the three months ended September 30, 2017, our Asset Manager Affiliates had net unrealized appreciation of approximately $2.9 million. For the three months ended September 30, 2016, our Asset Manager Affiliates had net unrealized depreciation of approximately $1.1 million. For the three months ended September 30, 2017, our portfolio of debt securities and equity securities had net unrealized appreciation of approximately $1.6 million, compared with net unrealized depreciation of $4.1 million during the third quarter of 2016. For the three months ended September 30, 2017, our CLO Fund Securities had net unrealized depreciation of approximately $1.6 million compared with net unrealized depreciation of $1.1 million during the third quarter of 2016. For the three months ended September 30, 2017, our investment in the Joint Venture had net unrealized depreciation of $147,000.

During the nine months ended September 30, 2017, our total investments had net unrealized appreciation of approximately $875,000. During the nine months ended September 30, 2016, our total investments had net unrealized depreciation of approximately $9.3 million. For the nine months ended September 30, 2017, our Asset Manager Affiliates had net unrealized appreciation of approximately $1.5 million. For the nine months ended September 30, 2016, our Asset Manager Affiliates had net unrealized depreciation of approximately $12.7 million. For the nine months ended September 30, 2017, our portfolio of debt securities and equity securities had net unrealized appreciation of approximately $3.6 million, compared with net unrealized depreciation of $2.4 million during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our CLO Fund Securities had net unrealized depreciation of approximately $4.0 million compared with net unrealized appreciation of $5.8 million during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our investment in the Joint Venture had net unrealized depreciation of $147,000.

Net Change in Stockholder’s Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three months ended September 30, 2017 was $669,000, or $0.02 per share. Net decrease in stockholders’ equity resulting from operations for the three months ended September 30, 2016 was $2.7 million, or $0.07 per share.

The net increase in stockholders’ equity resulting from operations for the nine months ended September 30, 2017 was $2.2 million, or $0.08 per share. Net decrease in stockholders’ equity resulting from operations for the nine months ended September 30, 2016 was $1.1 million, or $0.03) per share.

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

As of September 30, 2017 and December 31, 2016 the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	September 30, 2017	December 31, 2016

Cash	$1,186,838	$1,307,257
Restricted Cash	—	8,528,298
Short-term Investments	57,024,828	28,699,269
Senior Secured Loan	46,124,913	200,322,152
Junior Secured Loan	58,343,554	35,444,440
Senior Unsecured Loan	20,000,000	—
First Lien Bond	1,063,762	1,089,338
Senior Secured Bond	1,494,600	1,487,400
CLO Fund Securities	51,843,344	54,174,350
Equity Securities	4,450,177	5,056,355
Asset Manager Affiliates	39,679,000	40,198,000
Joint Venture	36,591,122	—

Total	$317,802,138	$376,306,859

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of September 30, 2017, we had approximately $104.4 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 274%, compliant with the minimum asset coverage level of 200% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On March 15, 2016, the Convertible Notes matured and were repaid in full.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes Due 2019 (“the 7.375 Notes Due 2019”). The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At September 30, 2017, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% notes due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. During the third quarter of 2016, $5.0 million par value of the 7.375% Notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. During the fourth quarter of 2016, $469,000 par value of the 7.375% Notes due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $15,000. During the second quarter of 2017, the Company redeemed $6.5 million par value of the 7.375% Notes due 2019 resulting in a realized loss on extinguishment of debt of $107,276. KCAP subsequently surrendered all of these notes to the Trustee for cancellation.

On July 20, 2017 $147.4 million par value of notes issued by KCAP Senior Funding were repaid in full, resulting in a realized loss on extinguishment of debt of $4 million.

During the third quarter of 2017, the company issued $77.4 million aggregate principal amount of 6.125% Notes Due 2022 (“the 6.125 Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022, and are senior unsecured obligations of the Company. In addition, due to the coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At September 30, 2017, the Company was in compliance with all of its debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

	Distribution	Declaration Date	Record Date		Pay Date
2017:
Third quarter	$0.12	9/22/2017	10/10/2017		10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017		7/27/2017
First quarter	0.12	3/21/2017	4/7/2017		4/28/2017

Total declared in 2017	$0.36

2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017	[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016		10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	0.15	3/18/2016	4/7/2016		4/28/2016

Total declared in 2016	$0.57

2015:
Fourth quarter	$0.15	12/16/2015	1/6/2016	[1]	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015		10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015		7/27/2015
First quarter	0.21	3/24/2015	4/6/2015		4/27/2015

Total declared in 2015	$0.78

¹ Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment objectives. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2017 and December 31, 2016, the Company had approximately $3 million and $565,000 of commitments to make such investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$104,407,200	$—	$27,000,000	$77,407,200	$—

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

KCAP carries investments in joint ventures at fair value based upon the fair value of the investments held by the joint venture.

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

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2017, two issuers representing 1% of the Company’s total investments at fair value were on a non-accrual status, and one of our investments, representing 2% of the Company’s investments at fair value, was on partial non-accrual status, whereby we have recognized income on a portion of contractual payment-in-kind (PIK) amounts due.

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

Distributions from Joint Venture

We recognize investment income from our joint venture based on the Company’s share of thr tax-basis earnings and profits on the joint venture entity. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e. dividend income) or return of capital (i.e. adjustment to the Company’s cost basis in the Joint Venture). The final determination of the tax attributes of distributions from our Joint Venture is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

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

The following table sets forth the quarterly distributions declared by us since the most recent completed calendar year.

	Distribution	Declaration Date	Record Date		Pay Date

2017 (1) :
Third quarter	$0.12	9/22/2017	10/10/2017		10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017		7/27/2017
First quarter	0.12	3/21/2017	4/7/2017		4/28/2017

Total declared in 2017	$0.36

2016 (2) :
Fourth quarter	$0.12	12/14/2016	1/6/2017	[1]	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016		10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	0.15	3/18/2016	4/7/2016		4/28/2016

Total declared in 2016	$0.57

2015 (3) :
Fourth quarter	$0.15	12/16/2015	1/6/2016	[1]	1/28/2016
Third quarter	0.21	9/22/2015	10/14/2015		10/27/2015
Second quarter	0.21	6/23/2015	7/6/2015		7/27/2015
First quarter	0.21	3/24/2015	4/6/2015		4/27/2015

Total declared in 2015	$0.78

[1]	Percentage of distributions representing a return of capital will be determined on a full-year basis for 2017 in early 2018
[2]	Approximately 33.7% of 2016 distributions represented a return of capital.
[3]	Approximately 0.0% of 2015 distributions represented a return of capital.

The following table depicts the composition of shareholder distributions on a per share basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017[1]	2016[1]	2017[1]	2016[1]
Net investment income	$0.07	$0.12	$0.23	$0.39
Tax Accounting Difference on CLO Equity Investments	(0.01)	-	(0.05)	0.03
Other tax accounting differences	0.01	-	0.01	(0.02)
Taxable distributable income	0.06	0.12	0.19	0.40
Cash distributed to the Company by Asset Manager Affiliates in excess of their taxable earnings	0.02	0.02	0.05	0.03
Cash received from CLO Equity Investments in excess of their taxable earnings	-	-	0.03	-
Available for distribution²	0.08	0.14	0.27	0.43
Distributed	0.12	0.15	0.36	0.45
Difference	$(0.04)	$(0.01)	$(0.09)	$(0.02)

¹	Table may not foot due to rounding.
²	The "Available for distribution" financial measure is a non-GAAP financial measure that is calculated by including the cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings to the Company's taxable distributable income, which is the most directly comparable GAAP financial measure. In order to reconcile the "Available for distribution" financial measure to taxable distributable income per share in accordance with GAAP, the $0.02 and $0.05 per share of cash distributed to the Company by the Asset Manager Affiliates in excess of their taxable earnings is subtracted from the "Available for distribution" financial measure for the three and nine months ended September, 30, 2017, respectively. The Company's management believes that the presentation of the non-GAAP "Available for distribution" financial measure provides useful information to investors.

Recent Developments

On October 31, 2017, the Joint Venture made a cash distribution to the Company of approximately $12.6 million. The Company expects that approximately $11.8 million of this distribution will be return of capital, reducing the cost basis of its investment in the Joint Venture by that amount. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

On October 30, 2017, the Company entered into a new term loan agreement with Trimaran Advisors, one of the Asset Manager Affiliates. Trimaran Advisors borrowed $8.4 million under this agreement, which bears interest at a rate of 10.5% annually, payable quarterly. The loan matures on April 30, 2030, can be repaid at any time, and must be repaid upon the occurrence of certain events.

On October 31, 2017, Trimaran Advisors capitalized Trimaran Risk Retention Holdings, LLC, a newly-formed wholly-owned subsidiary, with $8.4 million of equity capital. In turn, Trimaran Risk Retention Holdings capitalized Trimaran RR I, LLC, a wholly-owned subsidiary of Trimaran Risk Retention Holdings, LLC, with $8.4 million of equity capital. With this equity contribution and other borrowed funds, Trimaran RR I, LLC purchased $34.8 million notional amount of notes issued by Catamaran CLO 2014-1, Ltd. for aggregate consideration of $35.5 million.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of September 30, 2017, approximately 98.1% of our debt securities portfolio were either fixed rate or floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 1.00% and 3.00%. We generally expect that future portfolio investments will predominately be floating rate investments. As of September 30, 2017, we had $104.4 million of borrowings outstanding at a current weighted average rate of 6.4%.

Because we borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising or lowering interest rates, the cost of the portion of our debt associated with our 7.375% Notes Due 2019 and 6.125% Notes Due 2022 would remain the same, given that this debt is at a fixed rate.

Generally we would expect that an increase in the base rate index for our floating rate investment assets would increase our gross investment income and that a decrease in the base rate index for such assets would decrease our gross investment income (in either case, such increase/decrease may be limited by interest rate floors/minimums for certain investment assets).

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at September 30, 2017 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$864,592	$1,700,553	$2,536,515

Decrease in interest rate	$(220,059)	$(220,059)	$(220,059)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $865,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $1.7 million and $2.5 million, respectively. Since LIBOR underlying certain investments, as well as certain of our borrowings, is currently low, it is unlikely that the underlying rate will decrease by 1% or 2% or even 3%. If the underlying rate decreased to 0%, it would result in approximately a $220,000 decrease in net investment income.

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

We did not hold any derivative financial instruments for hedging purposes as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we did not engage in any sales of unregistered securities during the three months ended September 30, 2017, we issued a total of 18,141 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. For the three months ended September 30, 2017, the aggregate value of the shares of our common stock issued under our DRIP was approximately $64,000.

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

KCAP FINANCIAL, INC.

Date: November 7, 2017	By	/s/ Dayl W. Pearson
Dayl W. Pearson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	By	/s/ Edward U. Gilpin
Edward U. Gilpin
Chief Financial Officer
(Principal Financial and Accounting Officer)

* * * * *

Exhibit Index

Exhibit Number	Description of Document

2.1	Purchase and Sale Agreement, dated February 29, 2012, by and among Kohlberg Capital Corporation (the “Company”), Commodore Holdings, L.L.C., Trimaran Advisors, L.L.C., HBK Caravelle, L.L.C., Trimaran Fund Management, L.L.C., Jay R. Bloom, and Dean C. Kehler.(1)

3.1	Form of Certificate of Incorporation of the Company.(2)

3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(3)

4.1	Form of Dividend Reinvestment Plan.(4)

4.2	Form of Base Indenture between the Company, as Issuer, and U.S. Bank National Association, as Trustee(5)

4.3	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(5)

4.4	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.3)(5)

4.5	Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 6.125% Notes Due 2022(6)

4.6	Form of 6.125% Notes Due 2022 (included as part of Exhibit 4.5).(6)

11.1	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Submitted herewith

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).

(2)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

(3)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).

(4)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 on Form N-2, as filed on November 20, 2006 (File No. 333-136714).

(5)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).

(6)	Incorporated by reference to the exhibit included in Post-Effective Amendment No. 1 on Form N-2, as filed on August 14, 2017 (File No. 333-218596).

