Form 10-K
period 2017-12-31
KCAP Financial, Inc.
filed 2018-03-07
CIK 1372807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(212) 455-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share 7.375% Notes Due 2019 6.125% Notes Due 2022	The NASDAQ Global Select Market New York Stock Exchange The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $120,799,251 based upon a closing price of $3.53 reported for such date by The NASDAQ Global Select Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of March 5, 2018 was 37,354,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as business development company, (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). We have three principal areas of investments:

First, the Company originates, structures, and invests in senior secured term loans and mezzanine debt primarily in privately-held middle market companies (the “Debt Securities Portfolio”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies.

Second, the Company has invested in our wholly owned asset management companies including Katonah Debt Advisors (“Katonah Debt Advisors”) and Trimaran Advisors L.L.C. (“Trimaran Advisors”), which manage collateralized loan obligation funds (“CLO Funds”).

Third, the Company invests in debt and subordinated securities issued by CLOs (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Trimaran Advisors Management, L.L.C. and KCAP Management, LLC (collectively, the “Asset Manager Affiliates”), but from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

The Company may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, joint venture and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with its debt investments.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Katonah Debt Advisors and Trimaran Advisors are registered under the Investment Advisers Act of 1940, as amended, and are each managed independently from us by a separate management team. Certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates).

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

On February 29, 2012, the Company purchased Trimaran Advisors for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2017, the Asset Manager Affiliates had approximately $3.0 billion of par value assets under management.

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

Including employees of our Asset Manager Affiliates, we employ an experienced team of 15 investment professionals and 26 total staff members. Dayl W. Pearson, our President and Chief Executive Officer, and one of our directors, has been in the financial services industry for nearly 40 years. During the past 26 years,

Mr. Pearson has focused almost exclusively on the middle market and has originated, structured and underwritten over $7 billion of debt and equity securities. R. Jon Corless, our Chief Investment Officer with primary responsibility for the Debt Securities Portfolio, has managed investment portfolios in excess of $4 billion at several institutions and has been responsible for managing portfolios of leveraged loans, high-yield bonds, mezzanine securities and middle market loans. Dominick J. Mazzitelli is the President and portfolio manager of the Asset Manager Affiliates. He has over 20 years of experience within the credit markets, with most of his career focused on the leveraged finance markets. Edward U. Gilpin, our Chief Financial Officer, Secretary and Treasurer, has been in financial services for over 30 years, with significant experience in overseeing the financial operations and reporting for asset management businesses, including the fair value accounting of CLO securities owned by them.

Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Financial Standards Board Accounting Standards Codification 946, Financial Services — Investment Companies (ASC 946), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle in ASC 946 occurs if we own a controlled operating company that provides all or substantially all of its services directly to us, or to an investment company of ours. Other than KCAP Funding, Kohlberg Capital Funding I LLC, KCAP Senior Funding I Holdings LLC and KCAP Senior Funding I LLC, none of the investments made by us qualify for this exception. Therefore, our portfolio investments, including our investments in the Asset Manager Affiliates and the Joint Venture, are carried on the balance sheet at fair value with any adjustments to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” in our statement of operations until the investment is exited, at which point any gain or loss on exit is reclassified and recognized as a “Net Realized Gain (Loss) from Investments.”

Our common stock is traded on The NASDAQ Global Select Market under the symbol “KCAP.” The net asset value per share of our common stock at December 31, 2017 was $4.87. On December 31, 2017, the last reported sale price of a share of our common stock on The NASDAQ Global Select Market was $3.41. Our 7.375% notes due 2019 (“7.375% Notes Due 2019”) are traded on the New York Stock Exchange under the symbol “KAP.” On December 31, 2017, the last reported price of our 7.375% Notes Due 2019, which have a par value of $25.00, was $25.29. In addition, our 6.125% notes due 2022 (“6.125% Notes Due 2022”) are traded on the NASDAQ Global Select Market under the symbol “KCAPL.” On December 31, 2017, the last reported price of our 6.125% Notes Due 2022, which have a par value of $25.00, was $25.10.

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

Below are summary attributes for our Debt Securities Portfolio as of and for the year ended December 31, 2017:

•	represented approximately 38% of total investment portfolio;
•	contained credit instruments issued by corporate borrowers;
•	primarily comprised of senior secured and junior secured loans (38% and 50% of Debt Securities Portfolio, respectively);
•	spread across 19 different industries and 40 different entities;
•	average par balance per investment of approximately $2.8 million;
•	all issuers were current on their debt service obligations; and
•	weighted average interest rate of 10.1% on income producing debt investments.

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

The periodic management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund, so long as the Asset Manager Affiliate manages the fund. As a result, the management fees earned by our Asset Manager Affiliates are not subject to market value fluctuations in the underlying collateral. The management fees that our Asset Manager Affiliates receive generally have three contractual components: a senior management fee, a subordinated management fee and the possibility of an incentive management fee if certain conditions are met. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. During 2017, our Asset Manager Affiliates recognized $3.0 million in incentive fees from one CLO Fund. As of December 31, 2017, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

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

Below are summary attributes for our Asset Manager Affiliates, as of and for the year ended December 31, 2017:

•	represented approximately 12% of total investment portfolio;
•	had approximately $3.0 billion par value of assets under management;
•	receive contractual and recurring asset management fees based on par value of managed investments;
•	may receive an incentive management fee from a CLO Fund, provided that the CLO Fund achieves a minimum designated return on investment. In fiscal year ended December 31, 2017, one such CLO Fund paid incentive fees to our Asset Manager Affiliates;
•	distributions paid by our Asset Manager Affiliates are an additional source of cash to pay our distributions to our stockholders and service our debt obligations; and
•	for the year ended December 31, 2017, we received cash distributions of approximately $3.2 million, of which $460,000 was recognized as investment income from our Asset Manager Affiliates and the remaining amount as a return of capital.

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

Below are summary attributes for our CLO Fund Securities, as of and for the year-ended December 31, 2017, unless otherwise specified:

•	CLO Fund Securities represented approximately 17% of total investment portfolio at December 31, 2017;
•	91% of CLO Fund Securities Portfolio represented investments in subordinated securities or equity securities issued by CLO Funds and 9% of CLO Fund Securities Portfolio was a rated note;
•	all CLO Funds invested primarily in credit instruments issued by corporate borrowers;
•	U.S. generally accepted accounting principles (“GAAP”) basis investment income of $11.2 million; cash distributions received of approximately $21.2 million (approximately $5.3 million taxable distributable income, $15.9 million tax return of capital to KCAP).

Structure and Process

Structure

We are an internally managed BDC with 26 full-time employees (inclusive of employees of our Asset Manager Affiliates). The following are our key functional teams that execute our business strategy:

•	Our BDC investment team consists of seven professionals who originate, structure, and invest in senior secured term loans, mezzanine debt and selected equity securities primarily in privately-held middle market companies as well as CLO Funds.
•	Our Asset Manager Affiliates team consists of eight professionals who structure, purchase and manage portfolios of primarily broadly syndicated corporate senior debt for CLOs.
•	The remainder of the employees include senior management, operations, financial accounting, compliance and human resource personnel.

Process

The Company will review potential investment opportunities and conduct due diligence that typically includes a review of historical and prospective financial information, participation in a presentation held by the prospective portfolio company’s management and/or the transaction sponsor, a review of the prospective portfolio company’s product or service, an analysis and understanding of the drivers of the particular industry in which the prospective portfolio company operates, and an assessment of the debt service capabilities of the prospective portfolio company under a variety of assumed forecast scenarios.

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

Our net asset value per share was $4.87 and $5.24 as of December 31, 2017 and December 31, 2016, respectively. Since we report our assets at fair value for each reporting period, net asset value also represents the amount of stockholders’ equity per share for the reporting period. Our net asset value is comprised mostly of investment assets less debt and other liabilities:

	December 31, 2017		December 31, 2016
	Fair Value(1)	per Share(1)	Fair Value(1)	per Share(1)
Investments at fair value:
Investments in short-term investments(2)	$77,300,320	$2.07	$28,699,269	$0.77
Investments in debt securities	118,197,479	3.17	238,343,330	6.41
Investments in CLO Fund Securities	51,678,673	1.38	54,174,350	1.46
Investments in equity securities	4,414,684	0.12	5,056,355	0.14
Investments in Asset Manager Affiliates	38,849,000	1.04	40,198,000	1.08
Investments in Joint Venture	21,516,000	0.58	—	—
Cash	2,034,095	0.05	1,307,257	0.03
Restricted Cash(3)	—	—	8,528,298	0.23
All other assets	5,818,723	0.16	5,065,124	0.14
Total Assets	$319,808,974	$8.57	$381,371,983	$10.26
Notes payable – KCAP Senior Funding I, LLC (net of discount and offering costs)	$—	$—	$142,604,419	$3.84
7.375% Notes Due 2019 (net of offering costs)	26,740,365	0.72	32,980,151	0.89
6.125% Notes Due 2022 (net of offering costs)	74,672,952	2.00	—	—
Payable for open trades	34,215,195	0.92	7,884,943	0.21
Other liabilities	2,375,886	0.06	2,977,545	0.08
Total Liabilities	138,004,398	3.70	186,447,058	5.02
NET ASSET VALUE	$181,804,577	$4.87	$194,924,925	$5.24

(1)	Our balance sheet at fair value and resultant net asset value are calculated on a basis consistent with GAAP. Our per share presentation of such amounts (other than net asset value per share) is an internally derived non-GAAP performance measure calculated by dividing the applicable balance sheet amount by outstanding shares. We believe that the per share amounts for such balance sheet items are helpful in analyzing our balance sheet both quantitatively and qualitatively.
(2)	Includes money market accounts and short-term obligations.
(3)	Consists of cash held for quarterly interest and principal payments to the holders of notes issued by KCAP Senior Funding I, LLC, our wholly owned subsidiary. During the fiscal year ended December 31, 2017, all of the notes issued by KCAP Senior Funding, LLC were repaid.

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

Employees

As of December 31, 2017, we and our Asset Manager Affiliates had 26 employees, including an experienced team of 15 investment professionals.

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

For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” As of December 31, 2017, our asset coverage ratio was 271%, above the minimum required asset coverage level of 200%.

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

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. Additionally, throughout 2017, the Federal Reserve continued to raise its federal funds target rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The 2016 decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability and the ability of our portfolio companies to execute our respective strategies and to receive attractive returns.

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

Our Asset Manager Affiliates enter into “first loss” agreements in connection with warehouse credit lines established to fund the initial accumulation of loan investments for future CLO Funds that our Asset Manager Affiliates will manage. Under such agreements, our Asset Manager Affiliates generally make a junior investment in a warehouse facility, which serves as a loss buffer for the senior capital provider. Such junior investment may be subject to losses (either in whole or in part) that stem from factors including (i) losses as a result of individual loan or other investments being ineligible for purchase by the CLO Fund (typically due to a payment default on such loan or other investments) when such fund formation is completed or (ii) if the CLO Fund has not been completed before the expiration of the warehouse credit line, the loss (if any, and net of any accumulated interest income) on the resale of such loans funded by the warehouse credit line, or (iii) realized losses from trading activity within the warehouse facility. As a result, our Asset Manager Affiliates may incur losses if loans and debt obligations that had been purchased in the warehouse facility become ineligible for inclusion in the CLO Fund or if a planned CLO Fund does not close.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our resources available to make distributions.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our resources available to pay dividends or interest and principal on our securities and could cause you to lose all or part of your investment.

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

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Some of our term loan agreements with partner companies contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. Uncertainty as to a LIBOR replacement, or the treatment of securities currently benchmarked to LIBOR, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Legislative or other actions relating to taxes could have a negative effect on us.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (the “Tax Cuts and Jobs Act”) and, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The Tax Cuts and Jobs Act makes many changes to the Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the Company, investors, or the Company’s portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

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

We may pursue potential acquisitions of, and investments in, businesses complementary to our business and from time to time engage in discussions regarding such possible acquisitions. For example, in February 2012, we completed the acquisition of Trimaran Advisors. Such acquisition and any other acquisitions we may undertake involve a number of risks, including:

•	failure of the acquired businesses to achieve the results we expect;
•	substantial cash expenditures;
•	diversion of capital and management attention from operational matters;
•	our inability to retain key personnel of the acquired businesses
•	incurrence of debt and contingent liabilities and risks associated with unanticipated events or liabilities; and
•	the potential disruption and strain on our existing business and resources that could result from our planned growth and continuing integration of our acquisitions.

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

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding the such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

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

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets).

Either of the Financial CHOICE Act of 2017, which was passed by the U.S House of Representatives in June 2017, or the Small Business Credit Availability Act, which was passed by the Financial Services Committee of the U.S. House of Representatives in November 2017, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in the best interests of KCAP and its stockholders, and our stockholders approve, giving us the authority to do so. Although we currently do not have such authorization, we previously sought and received such authorization from our stockholders in the past and may seek such authorization in the future. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We are also generally prohibited under the 1940 Act from issuing securities convertible into voting securities without obtaining the approval of our existing stockholders. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition to issuing securities to raise capital as described above; we may securitize a portion of the loans generate cash for funding new investments. If we are unable to successfully securitize our loan portfolio our ability to grow our business and fully execute our business strategy and our earnings (if any) may be adversely affected. Moreover, even successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests tend to be those that are riskier and more apt to generate losses.

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

On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “DC Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) from a district court (“District Court”) ruling granting summary judgment to the SEC and the Board of Governors of the Federal Reserve System. As part of its ruling, the DC Circuit Court remanded the case to the district court with instructions to grant summary judgment to the LSTA on whether application of the risk retention rules to CLO managers is valid under Section 941 of the Dodd-Frank Act. If the decision stands, CLO managers of “open-market CLOs” (described in the ruling as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) will no longer be required to comply with the risk retention rules, and no party to such “open-market CLOs” would be required to acquire and retain an economic interest in the credit risk of the securitized assets. However, the DC Circuit Court’s decision remains subject to further appeal for a period of time. See “Item 1A. Risk Factors — Risks Related to Our Investments — If our Asset Manager Affiliates do not meet certain risk retention requirements, they may not be able to sponsor and manage new CLOs, which would negatively impact our results of operations and financial conditions.”

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

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

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

We may be required to include in our income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund (“QEF”) election or are CFCs. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code (the “90% Income Test”). Although the Code generally provides that the income inclusions from a QEF or a CFC will be “good income” for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Nonetheless, under current law, we believe that the income inclusions from a CLO that is a QEF or a CFC would be “good income” for purposes of the 90% Income Test. Recently, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.

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

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

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

Our portfolio investments for which there is no readily available market, including our investment in our Asset Manager Affiliates, our Joint Venture and our investments in CLO Funds, are recorded at fair value as determined in good faith by our Board of Directors. As a result, there is uncertainty as to the value of these investments.

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

The Company has engaged an independent valuation firm to provide third party valuation consulting services to the Company’s Board of Directors. Each quarter, the independent valuation firm performs third party valuations on the Company’s material investments in illiquid securities, such that they are reviewed at least once during a trailing 12 month period. These third party valuation estimates are one of the relevant data points in the Board of Director’s determination of fair value. The Board of Directors intends to continue to engage an independent valuation firm in the future to provide certain valuation services, including the review of certain portfolio assets, as part of the quarterly and annual year-end valuation process. In addition to such third-party input, the types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow and other relevant factors. Our investment in our Asset Manager Affiliates is carried at fair value, which is determined after taking into consideration a percentage of assets under management and a discounted cash flow model incorporating different levels of discount rates depending on the hierarchy of fees earned (including the likelihood of realization of senior, subordinate and incentive fees) and prospective modeled performance. Such valuation includes an analysis of comparable asset management companies. In addition, our investment in our Joint Venture is carried at fair value, which is determined based on the fair value of the investments held by the Joint Venture. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our illiquid investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2017, our largest investment, our 100% equity interest in our Asset Manager Affiliates, equaled approximately 12% of the fair value of our total investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

As of December 31, 2017, we had $51.7 million at fair value invested in the subordinated securities, preferred shares, or other securities issued by the CLO Funds managed by our Asset Manager Affiliates and certain other third party asset managers, and through the Joint Venture. Subject to market conditions and legal requirements applicable to us under the 1940 Act, we expect to continue to acquire subordinated securities in the future in CLO Funds managed by our Asset Manager Affiliates and/or third party managers. Subordinated securities are the most junior class of securities issued by the CLO Funds and are subordinated in priority of payment to every other class of securities issued by these CLO Funds. Therefore, they only receive cash distributions if the CLO Funds have made all cash interest payments to all other debt securities issued by the CLO Fund. The subordinated securities are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Fund, including the holders of the senior securities issued by the CLO Fund. Consequently, to the extent that the value of a CLO Fund’s loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the subordinated securities at their redemption could be reduced. Additionally, the Asset Manager Affiliates may not be able to continue to raise new CLO Funds due to prevailing CLO market conditions, regulatory requirements or other factors.

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

On February 9, 2018, the DC Circuit Court ruled in favor of an appeal brought by the LSTA from a District Court ruling granting summary judgment to the SEC and the Board of Governors of the Federal Reserve System. As part of its ruling, the DC Circuit Court remanded the case to the district court with instructions to grant summary judgment to the LSTA on whether application of the U.S. Risk Retention Rules to CLO managers is valid under Section 941 of the Dodd-Frank Act. If the decision stands, CLO managers of “open-market CLOs” (described in the ruling as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) will no longer be required to comply with the risk retention rules, and no party to such “open-market CLOs” would be required to acquire and retain an economic interest in the credit risk of the securitized assets.

However, the implementation and effectiveness of the ruling could be delayed, modified or reversed. In particular, the applicable government authorities will have the right to (a) petition for en banc review of the decision by the entire court or (b) file a petition for certiorari requesting the case to be heard by the United States Supreme Court. The risk retention rules will remain in effect until a new judgment is entered in the District Court, which will not occur until the DC Circuit Court issues a mandate to the District Court to do so (which will occur within one week after the deadline for a petition for rehearing has passed). That will not occur if a petition for rehearing is filed; the deadline for a rehearing is 45 days from the issuance of the decision by the DC Circuit Court. If a petition for rehearing is filed, the DC Circuit Court will not issue a mandate to the District Court to issue such judgment during the consideration of the petition. If the petition for rehearing is denied, the mandate from the DC Circuit Court must be issued within a week from such denial unless a motion to stay the mandate is also filed pending a petition for writ of certiorari to the United States Supreme Court. Although the granting of such a motion is not automatic, it is also not rare. If the motion to stay the mandate is granted and a petition for a writ of certiorari filed in the United States Supreme Court, the stay will remain in effect until the Supreme Court’s work on the matter (either through a denial of certiorari or a ruling on the merits) is complete.

Risks Related to Our Common Stock

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.

We intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. In addition, due to the asset coverage test applicable to us as a BDC and covenants that we agreed to in connection with the issuance of the 7.375% Notes Due 2019 and the 6.125% Notes Due 2022 (together, the “Notes”) we are limited in our ability to make distributions in certain circumstances. In this regard, we agreed in connection with our issuance of the Notes that for the period of time during which the Notes are outstanding, we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These provisions generally prohibit us from declaring any cash dividend or distribution upon our common stock, or purchasing any such common stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

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

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. Our distributions have over the last several years included a significant return of capital component. For more information about our distributions over the last several years that have included a return of capital component, see Note 7 — “Distributable Taxable Income” to our consolidated financial statements included elsewhere in this Annual Report.

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

Risks Related to Our Notes

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our Notes are not secured by any of our assets or any of the assets of our subsidiaries or the Asset Manager Affiliates. As a result, the Notes are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries and the Asset Manager Affiliates may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries and portfolio companies with respect to which we hold equity investments, including the Asset Manager Affiliates.

The Notes are obligations exclusively of KCAP Financial, Inc., and not of any of our subsidiaries or the Asset Manager Affiliates. None of our subsidiaries or the Asset Manager Affiliates are guarantors of the Notes, and the Notes will not be required to be guaranteed by any subsidiary or asset management firm we may acquire or create in the future. Any assets of our subsidiaries and the Asset Manager Affiliates will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments, including the Asset Manager Affiliates and any subsidiaries of the Asset Manager Affiliates that we may in the future acquire or establish. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.

The indentures under which the Notes are issued contain limited protection for holders of the Notes.

The indentures under which the Notes are issued offer limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries or the Asset Manager Affiliates’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries or the Asset Manager Affiliates’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries or the Asset Manager Affiliates and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the Asset Manager Affiliates that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries and the Asset Manager Affiliates, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indentures and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described above. Any changes to the 200% asset coverage ratio in the 1940 Act could affect the Notes. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure — Pending legislation may allow us to incur additional leverage.”

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indentures and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

Even though the 7.375% Notes Due 2019 and the 6.125% Notes Due 2022 are listed on the NYSE and the NASDAQ Global Select Market, respectively, an active trading market for the Notes may not develop, or if it does develop, it will be sustained, which could limit your ability to sell the Notes or affect the market price of the Notes.

We cannot provide any assurances that an active trading market will develop for the Notes, or that, if it does develop, it will be sustained or that you will be able to sell your Notes. The Notes may trade at a discount from the price paid for the notes depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors.

Accordingly, we cannot assure you that a liquid trading market will develop for the Notes or that, if an active trading market for the Notes does develop, it will be sustained, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender any debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from under any other debt that we may incur in the future to avoid being in default. If we breach our covenants under any debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under any debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future debt we issue will likely have customary cross-default provisions, if such other debt is accelerated, we may be unable to repay or finance the amounts due.

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

Quarterly Stock Prices for 2017 and 2016:

	During the Quarter		At Quarter End
	High	Low	Close	NAV(1)
2017:
Fourth quarter	$3.98	$3.34	$3.41	$4.87
Third quarter	$3.67	$3.32	$3.65	$4.93
Second quarter	$4.04	$3.37	$3.53	$5.08
First quarter	$4.12	$3.93	$4.07	$5.14
2016:
Fourth quarter	$4.80	$3.66	$3.98	$5.24
Third quarter	$4.72	$3.84	$4.63	$5.38
Second quarter	$3.92	$3.19	$3.92	$5.45
First quarter	$4.02	$2.68	$3.60	$5.50

(1)	Net Asset Value (“NAV”) per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices.

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

Stockholder Distributions

	Distributions	Declaration Date	Record Date		Pay Date
2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018	(1)	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017		10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017		7/27/2017
First quarter	0.12	3/21/2017	4/7/2017		4/28/2017
Total declared for 2017	$0.46
2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017	(1)	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016		10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	0.15	3/18/2016	4/7/2016		4/28/2016
Total declared for 2016	$0.57

(1)	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

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

Performance Graph

The following graph compares the return on our common stock with that of the Russell 2000 Index and the Nasdaq Financial 100 Index (IXF), for the period December 11, 2006 (the date of our initial public offering) to December 31, 2017. The graph assumes that, on December 11, 2006, a person invested $100 in each of our common stock, the Russell 2000 Index, and the IFX. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends are reinvested.

Shareholder Return Performance Graph
Cumulative Total Return Since Initial Public Offering(1)
(Through December 31, 2017)

(1)	Total return includes reinvestment of distributions through December 31, 2017. The IXF is an index of diversified financial sector stocks and, as such, the Company believes that it is representative of our industry. The Russell 2000 is a broad based equity market index that tracks companies with a market capitalization that the Company believes are comparable to it.

HOLDERS

As of March 7, 2018, there were approximately 51 holders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2017, we issued 96,468 shares of common stock pursuant to a dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act. See Note 9 “Stockholders’ Equity,” of our Notes to the Consolidated Financial Statements included herein.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information regarding the 2017 Equity Incentive Plan (the “Equity Incentive Plan”) and the 2017 Non-Employee Director Plan (the “Non-Employee Director Plan”) as of December 31, 2017:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	50,000	$7.72	934,334	(2)(3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	50,000	7.72	934,334

(1)	The Company’s Equity Incentive Plan and Non-Employee Director Plan.
(2)	Subject to the following additional limitations: The aggregate number of shares of restricted stock that may be issued under the Equity Incentive Plan, the Non-Employee Director Plan, and any other Company executive compensation plan, collectively, may not exceed 10% of the outstanding shares of the Company on May 4, 2017, the effective date of the Equity Incentive Plan and the Non-Employee Director Plan, plus 10% of the number of shares of the Company’s common stock issued or delivered by the Company (other than pursuant to compensation plans) during the term of the Equity Incentive Plan and the Non-Employee Director Plan, as applicable. No one person may be granted more than 25% of the shares of restricted stock reserved for issuance under the Equity Incentive Plan or the Non-Employee Director Plan. For purposes of calculating compliance with this limit, the Company will count as restricted stock all shares of the Company’s common stock that are issued pursuant to the Non-Employee

Director Plan less any shares that are forfeited back to the Company and cancelled as a result of forfeiture restrictions not lapsing. In addition, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued by the Company pursuant to the Equity and Incentive Plan, the Non-Employee Director Plan and any other KCAP Financial compensation plan, will not exceed 25%, at the time of issuance, of the outstanding voting securities of the Company, except that if the amount of voting securities that would result from the exercise of all the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued by the Company, would exceed 15% of the outstanding voting securities of the Company, the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued by the Company, at the time of issuance may not exceed 20% of the outstanding voting securities of the Company.
(3)	The shares issuable under the Company’s Equity Incentive Plan may be issued in the form of options, restricted stock or other stock-based awards. The shares issuable under the Company’s Non-Employee Director Plan may currently be issued in the form of restricted stock.
Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

KCAP FINANCIAL, INC.
SELECTED FINANCIAL DATA

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Income Statement Data:
Interest and related portfolio income:
Interest and Dividends	$26,363,383	$34,131,571	$39,811,558	$34,802,690	$33,144,195
Fees and other income	491,279	668,527	366,859	934,871	305,376
Dividends from Asset Manager Affiliates	460,000	1,400,000	5,348,554	5,467,914	5,735,045
Investment income – Joint Venture	949,037	—	—	—	—
Total interest and related portfolio income	28,263,699	36,200,098	45,526,971	41,205,475	39,184,616
Expenses:
Interest and amortization of debt issuance costs	7,661,407	9,110,603	11,727,880	11,538,179	10,116,271
Compensation	4,571,309	4,103,558	3,843,799	4,951,745	4,630,481
Other	5,011,852	4,495,942	5,772,502	4,594,983	4,563,749
Total operating expenses	17,244,568	17,710,103	21,344,181	21,084,907	19,310,501
Net Investment Income	11,019,131	18,489,995	24,182,790	20,120,568	19,874,115
Realized and unrealized (losses) gains on investments:
Net realized (losses) gains	(11,021,042)	(6,341,678)	(6,647,478)	(11,132,491)	(12,627,314)
Net change in unrealized (losses) gains	3,389,993	(13,188,048)	(36,169,870)	6,045,517	9,976,171
Total net (losses) gains	(7,631,049)	(19,529,726)	(42,817,348)	(5,086,974)	(2,651,143)
Net (decrease) increase in net assets resulting from operations	$3,388,082	$(1,039,731)	$(18,634,558)	$15,033,594	$17,222,972

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Per Share:
Earnings per common share – basic	$0.09	$(0.03)	$(0.50)	$0.44	$0.53
Earnings per common share – diluted	$0.09	$(0.03)	$(0.50)	$0.43	$0.53
Net investment income per share – basic	$0.30	$0.50	$0.65	$0.59	$0.62
Net investment income per share – diluted	$0.30	$0.50	$0.65	$0.58	$0.62
Distributions declared per common share	$0.46	$0.57	$0.78	$1.00	$1.06
Taxable Distributable Income per basic share	$0.16	$0.40	$0.63	$0.78	$0.70
Balance Sheet Data:
Investment assets at fair value	$311,956,156	$366,471,304	$409,570,495	$479,706,494	$440,549,994
Total assets	$319,808,974	$381,371,983	$421,204,697	$505,180,218	$453,340,638
Total debt outstanding	$101,413,317	$175,548,570	$201,103,761	$218,618,014	$186,760,623
Stockholders’ equity	$181,804,756	$194,924,925	$216,100,470	$255,316,701	$250,369,693
Net asset value per common share	$4.87	$5.24	$5.82	$6.94	$7.51
Common shares outstanding at end of year	37,339,224	37,178,294	37,100,005	36,775,127	33,332,123
Other Data:
Investments funded(1)	227,722,823	75,724,590	130,954,741	235,905,130	243,966,586
Principal collections related to investment repayments or sales(1)	323,531,633	129,191,854	129,793,338	193,554,964	94,197,886
Number of portfolio investments at year end(1)	77	125	130	141	126
Weighted average yield of income producing debt investments(2)	10.1%	7.0%	7.4%	7.3%	7.3%

(1)	Does not include investments in time deposits or money markets.
(2)	Weighted average yield of income producing investments is calculated as the average yield to par outstanding balances for investments in loans, bonds, and mezzanine debt in our Debt Securities portfolio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We are an internally managed, non-diversified closed-end investment company that is regulated as a business development company, (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have three principal areas of investment:

First, the Company originates, structures, and invests in senior secured term loans and mezzanine debt primarily in privately-held middle market companies (the “Debt Securities Portfolio”). In addition, from time to time the Company may invest in the equity securities of privately held middle market companies.

Second, the Company has invested in our wholly-owned asset management companies including Katonah Debt Advisors L.L.C. (“Katonah Debt Advisors”) and Trimaran Advisors L.L.C. (“Trimaran Advisors”), which manage collateralized loan obligation funds (“CLO Funds”).

Third, the Company invests in debt and subordinated securities issued by collateralized loan obligation funds (“CLO Fund Securities”). These CLO Fund Securities are primarily managed by Katonah Debt Advisors and Trimaran Advisors, as well as our affiliated management companies Katonah 2007-1 Management, L.L.C., Trimaran Advisors Management, L.L.C. and KCAP Management, LLC (collectively, the “Asset Manager Affiliates”), but from time-to-time the Company makes investments in CLO Fund Securities managed by other asset managers. The CLO Funds typically invest in broadly syndicated loans, high-yield bonds and other credit instruments.

We may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, joint venture and distressed debt securities. We may also receive warrants or options to purchase common stock in connection with its debt investments.

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

From our Asset Manager Affiliates investment, we expect to receive recurring cash distributions and to generate capital appreciation through the addition of new CLO Funds managed by our Asset Manager Affiliates. We may also seek to monetize our investment in the Asset Manager Affiliates if and when business conditions warrant. The Asset Manager Affiliates manage CLO Funds that invest in broadly syndicated loans, high-yield bonds and other credit instruments. Collectively, the Asset Manager Affiliates have approximately $3.0 billion of par value assets under management as of December 31, 2017. The Asset Manager Affiliates are registered under the Investment Advisers Act of 1940, as amended. Certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates.

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

Total portfolio investment activity (excluding activity in time deposit and money market investments) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 was as follows:

	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliates	Joint Venture	Total Portfolio
Fair Value at December 31, 2014	$320,143,170	$77,514,902	8,119,681	$72,326,000	$—	$478,103,753
2015 Activity:
Purchases/originations/draws	108,670,472	11,952,000	1,953,299	—	—	124,023,641
Pay-downs/pay-offs/sales	(135,328,386)	(3,872,700)	(317,340)	(3,701,446)	—	(143,219,872)
Net accretion (amortization)	1,860,670	(9,507,050)	—	—	—	(9,094,250)
Net realized losses	41,580	(6,246,883)	3,015	—	—	(6,202,288)
Net increase (decrease) in fair value	(10,748,262)	(13,967,887)	(210,167)	(11,243,554)	—	(36,169,870)
Fair Value at December 31, 2015	284,639,244	55,872,382	9,548,488	57,381,000	—	407,441,114
2016 Activity:
Purchases/originations/draws	74,584,952	10,140,000	—	—	—	84,724,952
Pay-downs/pay-offs/sales	(123,240,416)	(4,200,000)	(4,563,521)	—	—	(132,003,937)
Net accretion (amortization)	407,492	(2,192,071)	—	(1,250,000)	—	(3,034,579)
Net realized gains (losses)	(540,649)	(10,111,560)	4,484,742	—	—	(6,167,467)
Net increase (decrease) in fair value	2,492,707	4,665,599	(4,413,354)	(15,933,000)	—	(13,188,048)
Fair Value at December 31, 2016	238,343,330	54,174,350	5,056,355	40,198,000	—	337,772,035
2017 Activity:
Purchases/originations/draws	181,613,690	11,211,368	182,000		36,738,873	229,745,931
Pay-downs/pay-offs/sales	(300,625,104)	(25,598,497)		(2,750,000)	(11,824,015)	(340,797,616)
Net accretion (amortization)	304,904	11,139,633				11,444,537
Net realized gains (losses)	(5,634,255)	(1,264,789)				(6,899,044)
Net increase (decrease) in fair value	4,194,914	2,016,608	(823,671)	1,401,000	(3,398,858)	3,389,993
Fair Value at December 31, 2017	$118,197,479	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$234,655,836

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

The following table shows the Company’s portfolio by security type at December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
Security Type	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Short-term investments(2)	$77,300,320	$77,300,320	26	$28,699,269	$28,699,269	8%
Senior Secured Loan	48,337,900	44,960,146	14	207,701,078	200,322,152	55
Junior Secured Loan	62,561,913	58,941,300	19	37,251,776	35,444,440	10
Senior Unsecured Loan	12,777,283	12,777,283	4	—	—	—
First Lien Bond	—	—	—	3,060,919	1,089,338	—
Senior Secured Bond	1,502,374	1,518,750	—	1,506,461	1,487,400	—
CLO Fund Securities	72,339,032	51,678,673	17	76,851,317	54,174,350	15
Equity Securities	10,571,007	4,414,684	1	10,389,007	5,056,355	1
Asset Manager Affiliates(3)	52,591,230	38,849,000	12	55,341,230	40,198,000	11
Joint Venture	24,914,858	21,516,000	7	—	—	—
Total	$362,895,917	$311,956,156	100%	$420,801,057	$366,471,304	100%

(1)	Represents percentage of total portfolio at fair value.
(2)	Includes money market accounts and U.S. treasury bills.
(3)	Represents the equity investment in the Asset Manager Affiliates.

The industry related information, based on the fair value of the Company’s investment portfolio as of December 31, 2017 and December 31, 2016, for our investment portfolio was as follows:

	December 31, 2017			December 31, 2016
Industry Classification	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$5,636,056	$4,115,487	1%	$8,394,633	$8,450,106	2%
Asset Management Company(2)	52,591,230	38,849,000	12	55,341,230	40,198,000	11
Automotive	—	—	—	6,322,551	6,196,154	2
Banking, Finance, Insurance & Real Estate	4,458,962	4,418,391	1	6,805,514	6,782,010	2
Beverage, Food and Tobacco	7,496,438	7,435,050	2	15,198,830	14,703,372	4
Capital Equipment	5,454,621	4,680,821	2	6,185,129	5,575,048	2
Chemicals, Plastics and Rubber	—	—	—	6,421,909	6,444,073	2
CLO Fund Securities	72,339,032	51,678,673	17	76,851,317	54,174,350	15
Construction & Building	1,004,093	999,872	—	5,919,158	5,929,606	2
Consumer goods: Durable	1,071,340	805,607	—	12,319,905	10,118,736	3
Consumer goods: Non-durable	691,234	694,662	—	14,766,390	14,452,096	4
Ecological	—	—	—	1,741,292	1,760,783	—
Energy: Electricity	—	—	—	3,904,453	3,937,247	1
Energy: Oil & Gas	14,932,542	11,433,777	4	14,493,835	8,805,761	2
Environmental Industries	6,330,630	5,766,437	2	12,279,924	12,185,239	3
Forest Products & Paper	1,558,556	1,600,960	1	4,192,889	4,192,907	1
Healthcare & Pharmaceuticals	30,367,449	25,512,654	8	58,769,668	53,594,534	15
High Tech Industries	18,229,229	18,260,577	6	9,854,093	9,936,109	3
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	—
Joint Venture	24,914,858	21,516,000	7	—	—	—
Media: Advertising, Printing & Publishing	3,371,086	3,318,296	1	11,712,682	11,453,447	3
Media: Broadcasting & Subscription	—	—	—	8,273,174	8,372,984	2
Related Party Loans	12,777,283	12,777,283	4	—	—	—
Retail	—	—	—	1,415,457	759,581	—
Services: Business	3,563,574	2,366,400	1	16,125,481	16,230,486	4
Services: Consumer	—	—	—	6,212,108	6,204,889	2
Telecommunications	6,455,489	6,466,949	2	12,809,799	12,767,823	3
Textiles and Leather	7,950,994	7,947,940	3	—	—	—
Money Market Accounts	52,293,570	52,293,570	17	28,699,269	28,699,269	8
Transportation: Cargo	4,000,901	4,010,000	1	7,557,315	7,190,135	2
Transportation: Consumer	—	—	—	2,412,614	2,324,516	1
U.S. Government Obligations	25,006,750	25,006,750	8	—	—
Utilities: Electric	—	—	—	5,420,438	5,031,043	1
Total	$362,895,917	$311,956,156	100%	$420,801,057	$366,471,304	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.

Debt Securities Portfolio

At December 31, 2017 and December 31, 2016, our investments in income producing loans and debt securities, excluding CLO Fund Securities, had a weighted average interest rate of approximately 10.1% and 7.0%, respectively.

The investment portfolio (excluding the Company’s investment in Asset Manager Affiliates, CLO Funds, Joint Venture and short-term investments) at December 31, 2017 was spread across 19 different industries and 54 different entities with an average balance per entity of approximately $2.8 million. As of December 31, 2017, all of our portfolio companies were current on their debt service obligations.

We may invest up to 30% of our investment portfolio in “Non-qualifying” opportunistic investments such as high-yield bonds, debt and equity securities of CLO Funds, foreign investments, and distressed debt or equity securities of large cap public companies. At December 31, 2017 and December 31, 2016, the total amount of non-qualifying assets was approximately 23% and 17%, respectively. The majority of non-qualifying assets were foreign investments which were approximately 16% and 14% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% and 14% of its total assets on such dates, respectively). The investments in our Debt Securities Portfolio are all or predominantly below investment grade, and therefore have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Asset Manager Affiliates

The Asset Manager Affiliates are our wholly-owned asset management companies that manage CLO Funds that invest in broadly syndicated loans, high yield bonds and other credit instruments. The CLO Funds managed by our Asset Manager Affiliates consist primarily of credit instruments issued by corporations. As of December 31, 2017, our Asset Manager Affiliates had approximately $3.0 billion of par value of assets under management on which they earn management fees, and were valued at approximately $38.8 million.

All CLO Funds managed by the Asset Manager Affiliates are currently paying all senior and subordinate management fees. In addition, for the year-ended December 31, 2017, our Asset Manager Affiliates recognized $3.0 million of incentive fees from one fund. As of December 31, 2017, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

CLO Fund Securities

We typically make a minority investment in the subordinated securities or preferred stock of CLO Funds managed by our Asset Manager Affiliates and may selectively invest in securities issued by CLO Funds managed by other asset management companies. As of December 31, 2017 and December 31, 2016, we had approximately $52 million and $54 million, respectively invested in CLO Fund Securities, issued primarily by funds managed by our Asset Manager Affiliates.

The CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Fund Securities in which we have an investment are generally diversified secured or unsecured corporate debt.

The structure of CLO Funds, which are highly levered, is extremely complicated. Since we primarily invest in securities representing the residual interests of CLO Funds, our investments are much riskier than the risk profile of the loans by which such CLO Funds are collateralized. Our investments in CLO Funds may be riskier and less transparent to us and our stockholders than direct investments in the underlying loans. The CLO Funds in which we invest have debt that ranks senior to our investment. For a more detailed discussion of the risks related to our investments in CLO Funds, please see “Risk Factors — Risks Related to Our Investments — Our investments may be risky, and you could lose all or part of your investment.”

Our CLO Fund Securities as of December 31, 2017 and December 31, 2016 are as follows:

			December 31, 2017		December 31, 2016
CLO Fund Securities	Investment	%(1)	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)	Subordinated Securities	22.2%	$2,485,886	$1,000	$2,485,886	$1,000
Katonah III, Ltd.(3)	Preferred Shares	23.1	1,287,155	369,280	1,287,155	369,000
Katonah 2007-I CLO Ltd.(2)	Preferred Shares	100.0	20,524,908	10,770,486	28,022,646	20,453,099
Trimaran CLO VII, Ltd.(2)	Income Notes	10.5	379,830	10,000	1,643,920	1,195,152
Catamaran CLO 2012-1 Ltd.(2)	Subordinated Notes	24.9	5,847,802	2,320,783	5,919,933	2,819,412
Catamaran CLO 2013-1 Ltd.(2)	Subordinated Notes	18.3	5,017,307	6,923,699	5,237,222	4,918,807
Dryden 30 Senior Loan Fund	Subordinated Notes	6.8	1,353,852	1,820,000	1,343,467	1,895,566
Catamaran CLO 2014-1 Ltd.(2)	Subordinated Notes	20.1	9,858,073	8,230,178	7,818,484	4,546,682
Catamaran CLO 2014-1 Ltd.(2)	Class E Notes	—	—	—	1,441,727	1,310,000
KCAP F3C Senior Funding LLC(2)	Class E Notes	27.4	4,435,965	4,632,000	—	—
Catamaran CLO 2014-2 Ltd.(2)	Subordinated Notes	24.9	6,642,805	4,500,962	6,967,560	5,092,087
Catamaran CLO 2015-1 Ltd.(2)	Subordinated Notes	9.9	4,418,647	3,569,600	4,543,317	3,223,255
Catamaran CLO 2016-1 Ltd.(2)	Subordinated Notes	24.9	10,086,802	8,530,685	10,140,000	8,350,290
Total			$72,339,032	$51,678,673	$76,851,317	$54,174,350

(1)	Represents percentage of class held as of December 31, 2017.
(2)	A CLO Fund managed by an Asset Manager Affiliate.
(3)	As of December 31, 2017, this CLO Fund Security was not providing a distribution.

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1 CLO Ltd. (“Katonah 2007-1”), exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. As of December 31, 2017, Katonah 2007-1 had paid off all of its outstanding indebtedness and had approximately $10.8 million in total assets. It is expected that Katonah 2007-1 will be fully liquidated and dissolved in the first half of 2018. The Company received approximately $11.3 million on its investment in Katonah 2007-1 during the fourth quarter of 2017 in connection with the continuing liquidation of Katonah 2007-1 and expects to receive an additional $10.8 million in the first half of 2018. Accordingly, the Company expects to record a realized loss during the first half of 2018 of approximately $10 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Joint Venture may originate loans from time to time and sell them to the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to the Company of approximately $12.6 million. The Company expects that approximately $11.8 million of this distribution will be return of capital, reducing the cost basis of its investment in the Joint Venture by that amount. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

The Company has determined that the Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the Joint Venture, because the Company does not control the Joint Venture due to allocation of the voting rights among the Joint Venture partner.

KCAP Freedom 3 LLC

Summarized Statement of Financial Consolidation

As of December 31, 2017
Cash	$1,717
Investment at fair value	37,080,000
Total Assets	$37,081,717
Total Liabilities	$1,221,916
Total Equity	35,859,801
Total Liabilities and Equity	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations

For the period from July 20, 2017 (date of inception) to December 31, 2017
Investment income	$2,531,331
Operating expenses	(435,757)
Net investment income	2,095,574
Unrealized depreciation on investments	(5,063,254)
Net loss	$(2,096,166)

KCAP Freedom 3 LLC

Schedule of Investments

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 12.1%, 12/29 maturity	100.0%	$42,143,254	$37,080,000
Total Investments			$42,143,254	$37,080,000

(1)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(2)	Fair value of this investment was determined using significant unobservable inputs, including a third-party broker quote.

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

Set forth below is a discussion of our results of operations for December 31, 2017, 2016, and 2015.

Revenue

	For the Years Ended December 31,
	2017	2016	2015
Investment Income:
Interest from investments in debt securities	$15,063,193	$20,828,916	$24,101,257
Interest from cash and time deposits	71,934	29,383	10,239
Investment income on CLO Fund Securities managed by affiliates	10,807,490	12,642,625	14,691,428
Investment income on CLO Fund Securities managed by non-affiliates	420,766	630,647	1,008,634
Dividends from Asset Manager Affiliates	460,000	1,400,000	5,348,554
Investment income from Joint Venture	949,037	—	—
Capital structuring service fees	491,279	668,527	366,859
Total investment income	$28,263,699	$36,200,098	$45,526,971

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings.

Interest from Investments in Debt Securities.  We generate interest income from our investments in debt securities that consist primarily of senior and junior secured loans. Our Debt Securities Portfolio is spread across multiple industries and geographic locations and, as such, we are broadly exposed to market conditions and business environments. As a result, although our investments are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector or issuer.

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

Interest income on investments in CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the U.S. generally accepted accounting principles (“GAAP”) statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period. As a RIC, the Company anticipates a timely distribution of its tax-basis taxable income.

For non-junior class CLO Fund Securities, such as our investment in the Class E notes of KCAP F3C Senior Funding, L.L.C., interest is earned at a fixed spread relative to the LIBOR index.

Distributions from Asset Manager Affiliates.   We receive cash distributions from our investment in our Asset Manager Affiliates, which are wholly-owned and manage CLO Funds that invest primarily in broadly syndicated non-investment grade loans, high yield bonds and other credit instruments issued by corporations. As managers of CLO Funds, our Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. In addition, our Asset Manager Affiliates may also earn income related to net interest on assets accumulated for future CLO issuances on which they have taken a first loss position in connection with loan warehouse arrangements for their future CLO Funds. The annual management fees that our Asset Manager Affiliates receive are generally based on a fixed percentage of the par value of assets under management and are recurring in nature for the term of the CLO Fund so long as the Asset Manager Affiliates manage the fund. As a result, the annual management fees earned by our Asset Manager Affiliates generally are not subject to market value fluctuations in the underlying collateral. Our Asset Manager Affiliates may receive incentive fees provided such CLO Funds have achieved a minimum investment return to holders of their subordinated securities or preferred shares as per the terms of each CLO Fund management agreement. During the years ended December 31, 2017 and 2016, the Asset Manager Affiliates received incentive fees from one and two funds, respectively. As of December 31, 2017, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

Certain investments, and the future management fees of certain managed CLO Funds, have been pledged by the Asset Manager Affiliates to third-party lenders under borrowing arrangements undertaken to satisfy the risk retention requirements of the Dodd-Frank Act applicable to asset managers. In addition, certain of the Asset Manager Affiliates have provided a make-whole guaranty to these lenders in the event that the pledged assets and management fees are insufficient to satisfy the repayment of these borrowings. So long as the underlying managed CLO Funds’ rated notes are making regular quarterly distributions, the management fees are available to the Asset Manager Affiliates.

The Asset Manager Affiliates are expected to pay future distributions to the Company based upon their after-tax free cash flow, which generally will be dependent upon the maintenance and growth in their assets under management and related management fees. As a result of tax-basis goodwill amortization and certain other tax-related adjustments, portions of distributions received may be deemed return of capital. As amortizing funds which are paying incentive fees are redeemed, we expect incentive fees available for distribution to diminish. The fair value of our investment in our Asset Manager Affiliates was approximately $38.8 million at December 31, 2017, with an unrealized appreciation for the year ending December 31, 2017 of approximately $1.4 million. For the years ended December 31, 2017, 2016, and 2015, we recognized dividend income of $460,000, $1.4 million and $5.3 million, from the Asset Manager Affiliates, respectively, while cash distributions received were approximately $3.2 million, $2.7 million and $9.1 million for those years, respectively. The difference between cash distributions received and the tax-basis earnings and profits is recorded as an adjustment to the cost basis of the Asset Manager Affiliates investments. For interim periods, the Company estimates the tax attributes of any distributions as being either tax-basis earnings and profits (i.e., dividend income) or return of capital (i.e., adjustment to the Company’s cost basis in the Asset Manager Affiliates). The final determination of the tax attributes of distributions from our Asset Manager Affiliates is made on an annual (full calendar year) basis at the end of the year based upon taxable income and distributions for the full-year. Therefore, any estimate of tax attributes of distributions made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. CLO Funds typically have automatic orderly wind-down features following an initial period of reinvestment. Thus, with all else being equal, as managed CLO Fund portfolios age, projected future assets under management (and associated management fees) will naturally decline, resulting in a reduction in fair value of our Asset Manager Affiliates. On the other hand, mandates to manage new CLO Fund portfolios will generally result in an increase in the fair value of our investment in our Asset Manager Affiliates. The aggregate of par value of assets under management by our Asset Manager Affiliates was $3.0 billion and $3.0 billion as of December 31, 2017 and 2016, respectively.

Investment in Joint Venture.  For the three months ended December 31, 2017, the Company recognized $949,000 in investment income from its investment in the Joint Venture. As of December 31, 2017, the fair value of the Company’s investment in Joint venture was $21.5 million. For interim periods, the Company recognizes investment income on its investment in the Joint Venture based upon its share of the estimated tax-basis earnings and profits of the Joint Venture. Any distributions in excess of tax-basis earnings and profits are recognized as a return of capital (adjustment to the Company’s cost basis in the investment). The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at year-end of the year based upon taxable income and distributions for the full year. Therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

Capital Structuring Service Fees.  We may earn ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Investment Income

Investment income for the years ended December 31, 2017, 2016, and 2015 was approximately $28 million, $36 million, and $46 million, respectively. Of these amounts, approximately $15 million, $21 million and $24 million, was attributable to interest income on our Debt Securities Portfolio for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted average interest rate on our income producing Debt Securities Portfolio was 10.1% and 7.0% as of December 31, 2017 and December 31, 2016, respectively. For the year ended December 31, 2017, our total net asset value return per share was 2.0% and our total market return based on stock price was (2.3)%. For the year ended December 31, 2016, our total net asset value return per share was 0.2% and our total market return based on stock price was 12.3%. Total net asset value return per share and total market return based on stock price do not reflect the sales load paid by stockholders.

Investment income is primarily dependent on the composition and credit quality of our investment portfolio. Generally, our Debt Securities Portfolio is expected to generate recurring interest income in accordance with the contractual terms of each loan. Corporate equity securities may pay a dividend and may increase in value for which a gain may be recognized; generally such dividend payments and gains are less predictable than interest income on our loan portfolio.

For the years ended December 31, 2017, 2016, and 2015, approximately $11.2 million, $13.3 million and $15.7 million, respectively, of investment income was attributable to investments in CLO Fund Securities. On a tax basis, the Company recognized $5.3 million, $10.1 million and $14.7 million of taxable distributable income on distributions from our CLO Fund Securities during the years ended December 31, 2017, 2016, and 2015, respectively. Investment income, tax-basis earnings and cash distributions from CLO Fund Securities are dependent on the performance of the underlying assets in each CLO Fund; interest payments, principal amortization and prepayments of the underlying loans in each CLO Fund are primary factors which determine the level of distributions on our CLO Fund Securities. The level of excess spread from CLO Fund Securities can be impacted by the timing and level of the resetting of the benchmark interest rate for the underlying assets (which reset at various times throughout the quarter) in the CLO Fund and the related CLO Fund bond liabilities (which reset at each quarterly distribution date); in periods of short-term and volatile changes in the benchmark interest rate, the levels of excess spread and distributions to us can vary significantly.

Expenses

	For the Years Ended December 31,
	2017	2016	2015
Expenses:
Interest and amortization of debt issuance costs	$7,661,407	$9,110,603	$11,727,880
Compensation	4,571,309	4,103,558	3,843,799
Professional fees	2,942,059	2,391,038	3,520,461
Insurance	347,175	412,764	433,561
Administrative and other	1,722,618	1,692,140	1,818,480
Total expenses	$17,244,568	$17,710,103	$21,344,181

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

Interest and Amortization of Debt Issuance Costs.  Interest expense is dependent on the average outstanding balance on our borrowings and the base index rate for the period. Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized over the expected term of the borrowing.

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

Total expenses for the years ended December 31, 2017, 2016, and 2015 were approximately $17.2 million, $17.7 million, and $21.3 million, respectively. Interest expense and amortization on debt issuance costs for the years ended December 31, 2017, 2016, and 2015 was approximately $7.7 million, $9.1 million, and $11.7 million, respectively, on average debt outstanding of $134 million, $190 million, and $224 million, respectively.

For the years ended December 31, 2017, 2016, and 2015, approximately $4.6 million, $4.1 million, and $3.8 million, respectively, of expenses were attributable to employee compensation, including salaries, bonuses, employee benefits, payroll taxes and stock-based compensation expense. For the years ended December 31, 2017, 2016, and 2015, professional fees and insurance expenses totaled approximately $3.3 million, $2.8 million and $4.0 million, respectively. Administrative costs, which include occupancy expense, technology and other office expenses, totaled approximately $1.7 million, $1.7 million and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the stockholder’s equity before net unrealized appreciation or depreciation on investments. For the years ended December 31, 2017, 2016, and 2015, net investment income and net realized losses were approximately $4.1 million, $12.2 million and $17.5 million, respectively, or $0.11, $0.33, and $0.47 per basic share, respectively. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments. Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). On February 29, 2016, Katonah X CLO Ltd. was fully liquidated and all of its outstanding obligations were satisfied. The Company received approximately $1.0 million in connection therewith related to its investment in the subordinated securities issued by Katonah X CLO Ltd. Accordingly, the Company recorded a realized loss during the first quarter of 2016 of approximately $6.6 million on its investment in Katonah X CLO Ltd. and a corresponding unrealized gain of the same amount in order to reverse the approximately $6.6 million of previously recorded unrealized depreciation with respect to the investment. For the year ended December 31, 2017, GAAP-basis net investment income was approximately $11.0 million, or $0.30 per basic share, while tax-basis distributable income was approximately $6 million or $0.16 per share, respectively.

Net Unrealized (Depreciation) Appreciation on Investments

	For the Years Ended December 31,
	2017	2016	2015
Unrealized Gains (Losses) On Investments:
Net change in unrealized appreciation (depreciation) on:
Debt securities	$4,194,914	$2,492,707	$(10,748,262)
Equity securities	(823,671)	(4,413,354)	(210,167)
CLO Fund Securities managed by affiliates	2,102,279	4,380,974	(12,990,404)
CLO Fund Securities managed by non-affiliates	(85,671)	284,625	(977,483)
Asset Manager Affiliates investments	1,401,000	(15,933,000)	(11,243,554)
Joint Venture Investment	(3,398,858)
Total net unrealized gain (loss) from investment transactions	$3,389,993	$(13,188,048)	$(36,169,870)

During the year ended December 31, 2017, our total investments had net unrealized appreciation of approximately $3.4 million. Included in the net unrealized gain in 2017 are unrealized appreciation on CLO Fund Securities of approximately $2.0 million, and unrealized appreciation of the Asset Manager Affiliates of $1.4 million, as well as unrealized appreciation on our Debt Securities Portfolio of $4.2 million, unrealized depreciation on equity securities of approximately $824,000 and unrealized depreciation on our Joint Venture investment of approximately $3.4 million. During the year ended December 31, 2016, our total investments had net unrealized depreciation of approximately $13.2 million, including net unrealized gains of approximately $4.7 million on CLO Fund Securities and unrealized depreciation of the Asset Manager Affiliates of approximately $15.9 million, net unrealized appreciation on the Debt Securities Portfolio of approximately $2.5 million and net unrealized losses on equity securities of $4.4 million. During the year ended December 31, 2015, our total investments had net unrealized depreciation of $36 million, including approximately $10.8 million of unrealized losses on the Debt Securities Portfolio, net unrealized loss of the Asset Manager Affiliates of approximately $11.2 million, and net unrealized losses on equity securities of $210,000, and net unrealized losses of approximately $14.0 million related to CLO Fund Securities.

Net Change in Stockholder’s Equity Resulting From Operations

The net increase in stockholders’ equity resulting from operations for the year ended December 31, 2017 was approximately $3.4 million, or $0.09 per basic share. Net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2016 was approximately $1.0 million, or $0.03 per basic share, and the net decrease in stockholders’ equity resulting from operations for the year ended December 31, 2015 was approximately $18.6 million, or $0.50 per basic share.

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

As of December 31, 2017 and December 31, 2016, the fair value of investments and cash were as follows:

	Investments at Fair Value
Security Type	December 31, 2017	December 31, 2016
Cash	$2,034,095	$1,307,257
Restricted Cash	—	8,528,298
Short-term investments	77,300,320	28,699,269
Senior Secured Loan	44,960,146	200,322,152
Junior Secured Loan	58,941,300	35,444,440
Senior Unsecured Loan	12,777,283	—
First Lien Bond	—	1,089,338
Senior Secured Bond	1,518,750	1,487,400
CLO Fund Securities	51,678,673	54,174,350
Equity Securities	4,414,684	5,056,355
Joint Venture	21,516,000	—
Asset Manager Affiliates	38,849,000	40,198,000
Total	$313,990,251	$376,306,859

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of December 31, 2017, we had approximately $104 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 271%, compliant with the minimum asset coverage level of 200% required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

On March 15, 2016, the Convertible Notes matured and were repaid in full.

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for the 7.375% Notes Due 2019, following underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September 30, 2019, and are senior unsecured obligations of the Company. In addition, due to the asset coverage requirement applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At December 31, 2017, the Company was in compliance with all of its debt covenants. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% Notes Due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. The Company subsequently surrendered these Notes to U.S. Bank National Association, as trustee (the “Trustee”) for cancellation. During the third quarter of 2016, the Company redeemed $5.0 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. During the fourth quarter of 2016, the Company redeemed $469,000 par value of the 7.375% Notes Due 2019, resulting in a realized loss on extinguishment of $15,000. During the second quarter of 2017, the Company redeemed $6.5 million par value of the 7.375% Notes Due 2019 resulting in a realized loss on extinguishment of debt of $107,276. KCAP subsequently surrendered all of these Notes to the Trustee for cancellation.

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create the Joint Venture. The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (the “Fund”) managed by KCAP Management, LLC, one of the Company’s Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Joint Venture may originate loans from time to time and sell them to the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, KCAP received a cash distribution of $12.6 million, $11.8 million of which was a return of capital.

On July 20, 2017 $147.4 million par value of notes issued by KCAP Senior Funding were repaid in full, resulting in a realized loss on extinguishment of debt of $4.1 million.

During the third quarter of 2017, the company issued $77.4 million aggregate principal amount of 6.125% Notes due 2022 (the “6.125% Notes Due 2022”). The net proceeds for the 6.125% Notes Due 2022, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due 2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125% commencing September 30, 2017. The 6.125% Notes Due 2022 mature on September 30, 2022, and are senior unsecured obligations of the Company. In addition, due to the asset coverage requirement applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions if its asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the distribution. At December 31, 2017, the Company was in compliance with all of its debt covenants. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends.

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

We will be prohibited by the 1940 Act and the indenture governing our 7.375% Notes Due 2019 and our 6.125% Notes Due 2022 from making distributions on our common stock if our asset coverage, as defined in the 1940 Act, falls below 200%. In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC.

The following table sets forth the quarterly distributions declared by us since 2016.

	Distributions	Declaration Date	Record Date		Pay Date
2017:
Fourth quarter	$0.10	12/13/2017	1/5/2018	(1)	1/25/2018
Third quarter	0.12	9/22/2017	10/10/2017		10/26/2017
Second quarter	0.12	6/20/2017	7/7/2017		7/27/2017
First quarter	0.12	3/21/2017	4/7/2017		4/28/2017
Total declared for 2017	$0.46
2016:
Fourth quarter	$0.12	12/14/2016	1/6/2017	(1)	1/27/2017
Third quarter	0.15	9/20/2016	10/14/2016		10/27/2016
Second quarter	0.15	6/21/2016	7/7/2016		7/28/2016
First quarter	0.15	3/18/2016	4/7/2016		4/28/2016
Total declared for 2016	$0.57

(1)	Since the record date of this distribution is subsequent to year-end, it is a subsequent year tax event.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2017 and December 31, 2016, the Company had $0 and $565,000 commitments to fund investments, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$104,407,200	$—	$27,000,000	$77,407,200	$—

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our consolidated financial statements, “Significant Accounting Policies — Investments”, contained elsewhere herein:

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

The Company follows the provisions of ASC Topic 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the consolidated financial statements: “Significant Accounting Policies — Investments”).

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

Interest Income

Interest income, including amortization of premium and accretion of discount and accrual of payment-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We generally place a loan on non-accrual status and cease recognizing interest income on such loan or security when a loan or security becomes 90 days or more past due or if we otherwise do not expect the debtor to be able to service its debt obligations. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible (i.e. via a partial or full non-accrual). Loans which are on partial or full non-accrual remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due, or such loans become current. As of December 31, 2017, two of our investments were on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due. As of December 31, 2016, there were two issuers on partial non-accrual status.

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

For non-junior class CLO Fund Securities, such as our investment in the class E notes of KCAP F3C Senior Funding, L.L.C., interest is earned at a fixed spread relative to the LIBOR index.

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

Recent Developments

In January 2018 the Trustee for Catamaran 2012-1 CLO received notice that the holders of a majority of the Subordinated Securities had exercised their right of optional redemption. It is expected the optional redemption will be effective on the March 2018 payment.

In February 2018, the Company provided a notice of redemption to the Trustee of the 7.375% Notes Due 2019 for $20.0 million par value, which will result in a realized loss on extinguishment of debt of approximately $192,000.

On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “DC Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) on whether application of the risk retention rules to CLO managers is valid under Section 941 of the

Dodd-Frank Act. If the decision stands, CLO managers of “open-market CLOs” (described in the ruling as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) will no longer be required to comply with the risk retention rules, and no party to such “open-market CLOs” would be required to acquire and retain an economic interest in the credit risk of the securitized assets. However, the DC Circuit Court’s decision remains subject to further appeal for a period of time.

On March 1, 2018, KCAP Funding I, LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a $50 million senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent. For a more detailed discussion of the Revolving Credit Facility, please see “Item 9B. Other Information.”

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2017, approximately 90% of our Debt Securities Portfolio were floating rate with a spread to an interest rate index such as LIBOR or the prime rate. Most of these floating rate loans contain LIBOR floors ranging between 1.0% and 3.0%. We generally expect that future portfolio investments will predominately be floating rate investments. As of December 31, 2017, we had $104 million (par value) of borrowings outstanding at a current weighted average rate of 6.4%.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet at December 31, 2017 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the table below illustrates the impact on net investment income on our Debt Securities Portfolio for various hypothetical increases in interest rates:

	Impact on net investment income from a change in interest rates at:
	1%	2%	3%
Increase in interest rate	$953,623	$1,821,413	$2,689,202
Decrease in interest rate	$(447,893)	$(447,893)	$(447,893)

As shown above, net investment income assuming a 1% increase in interest rates would increase by approximately $954,000 on an annualized basis, reflecting the impact to investments in our portfolio that are either fixed rate or which have embedded floors that would be unaffected by a 1% change in the underlying interest rate while our interest expense would be increasing. However, if the increase in rates was more significant, such as 2% or 3%, the net effect on net investment income would be an increase of approximately $1.8 million and $2.7 million, respectively.

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

We did not hold any derivative financial instruments for hedging purposes as of December 31, 2017.

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

Conclusion.  Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 1, 2018, KCAP Funding I, LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

The maximum principal amount of the Revolving Credit Facility is $50 million, subject to availability under the borrowing base. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Revolving Credit Facility is drawn, the fee will be 0.50% per annum.

The Company intends to use the proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including to acquire certain qualifying loans, and such other uses as permitted under the Loan and Security Agreement (the “Revolving Credit Agreement”).

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The description above is only a summary of the material provisions of the Revolving Credit Agreement and is qualified in its entirety by reference to a copy of the Revolving Credit Agreement, which is included as Exhibit 10.9 to this Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Control Persons and Principal Stockholders” and “Corporate Governance Principles and Director Information”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

We have adopted a Sarbanes-Oxley Code of Ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.kcapfinancial.com. We intend to disclose any future amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement under the headings “Proposal 1: Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Control Persons and Principal Stockholders”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement under the headings “Transactions with Related Persons” and “Proposal 1: Election of Directors”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the heading “Proposal 2: Ratification of Independent Registered Public Accounting Firm”, to be filed with the Securities and Exchange Commission on or prior to April 30, 2018, and is incorporated herein by reference.

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

KCAP Financial, Inc.
Date: March 7, 2018	By /s/ Dayl W. Pearson Dayl W. Pearson President and Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dayl W. Pearson Dayl W. Pearson	President and Chief Executive Officer (principal executive officer) and Member of the Board of Directors	March 7, 2018
/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 7, 2018
/s/ Christopher Lacovara Christopher Lacovara	Member of the Board of Directors	March 7, 2018
/s/ John Ward John Ward	Member of the Board of Directors	March 7, 2018
/s/ C. Michael Jacobi C. Michael Jacobi	Member of the Board of Directors	March 7, 2018
/s/ Albert G. Pastino Albert G. Pastino	Member of the Board of Directors	March 7, 2018
/s/ C. Turney Stevens, Jr. C. Turney Stevens, Jr.	Member of the Board of Directors	March 7, 2018
/s/ Dean C. Kehler Dean C. Kehler	Member of the Board of Directors	March 7, 2018

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of
KCAP Financial, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of KCAP Financial, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for each of the four years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2017, and their consolidated financial highlights for each of the four years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

New York, New York
March 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of KCAP Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited KCAP Financial, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),”(the COSO criteria). In our opinion, KCAP Financial Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York
March 7, 2018

KCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017	As of December 31, 2016
ASSETS
Investments at fair value:
Short-term investments (cost: 2017 – $77,300,320; 2016 – $28,699,269)	$77,300,320	$28,699,269
Debt securities (amortized cost: 2017 – $125,179,470; 2016 – $249,520,234)	118,197,479	238,343,330
CLO Fund Securities managed by affiliates (amortized cost: 2017 – $67,212,139; 2016 – $71,734,809)	49,488,393	51,908,784
CLO Fund Securities managed by non-affiliates (amortized cost: 2017 – $5,126,893; 2016 – $5,116,508)	2,190,280	2,265,566
Equity securities (cost: 2017 – $10,571,007; 2016 – $10,389,007)	4,414,684	5,056,355
Asset Manager Affiliates (cost: 2017 – $52,591,230; 2016 – $55,341,230)	38,849,000	40,198,000
Joint Venture (cost: 2017 – $24,914,858)	21,516,000	—
Total Investments at Fair Value (cost: 2017 – $362,895,917; 2016 – $420,801,057)	311,956,156	366,471,304
Cash	2,034,095	1,307,257
Restricted cash	—	8,528,298
Interest receivable	1,051,271	1,033,917
Receivable for open trades	2,993,750	2,950,658
Due from affiliates	1,243,493	612,854
Other assets	530,209	467,695
Total Assets	$319,808,974	$381,371,983
LIABILITIES
6.125% Notes Due 2022 (net of offering costs of: 2017 – $2,734,248)	$74,672,952	$—
7.375% Notes Due 2019 (net of offering costs of: 2017 – $259,635; 2016 – $550,774)	26,740,365	32,980,151
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: $2,286,425 and $2,459,156, respectively)	—	142,604,419
Payable for open trades	34,215,195	7,884,943
Accounts payable and accrued expenses	2,350,803	2,047,405
Accrued interest payable	—	930,086
Due to affiliates	25,083	54
Total Liabilities	138,004,398	186,447,058
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 100,000,000 common shares authorized; 37,507,402 issued, and 37,339,224 outstanding at December 31, 2017, and 37,282,296 issued, and 37,178,294 outstanding at December 31, 2016	373,392	371,783
Capital in excess of par value	329,789,716	353,404,155
Excess distribution of net investment income	(9,987,928)	(14,630,319)
Accumulated net realized losses	(86,031,799)	(88,491,896)
Net unrealized depreciation on investments	(52,338,805)	(55,728,798)
Total Stockholders’ Equity	181,804,576	194,924,925
Total Liabilities and Stockholders’ Equity	$319,808,974	$381,371,983
NET ASSET VALUE PER COMMON SHARE	$4.87	$5.24

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
Investment Income:
Interest from investments in debt securities	$15,063,193	$20,828,916	$24,101,257
Interest from cash and time deposits	71,934	29,383	10,239
Investment income on CLO Fund Securities managed by affiliates	10,807,490	12,642,625	14,691,428
Investment income on CLO Fund Securities managed by non-affiliates	420,766	630,647	1,008,634
Dividends from Asset Manager Affiliates	460,000	1,400,000	5,348,554
Investment income from Joint Venture	949,037	—	—
Capital structuring service fees	491,279	668,527	366,859
Total investment income	28,263,699	36,200,098	45,526,971
Expenses:
Interest and amortization of debt issuance costs	7,661,407	9,110,603	11,727,880
Compensation	4,571,309	4,103,558	3,843,799
Professional fees	2,942,059	2,391,038	3,520,461
Insurance	347,175	412,764	433,561
Administrative and other	1,722,618	1,692,140	1,818,480
Total expenses	17,244,568	17,710,103	21,344,181
Net Investment Income	11,019,131	18,489,995	24,182,790
Realized And Unrealized Gains (Losses) On Investments:
Net realized losses from investment transactions	(6,899,044)	(6,167,467)	(6,202,290)
Net change in unrealized appreciation (depreciation) on:
Debt securities	4,194,914	2,492,707	(10,748,262)
Equity securities	(823,671)	(4,413,354)	(210,167)
CLO Fund Securities managed by affiliates	2,102,279	4,380,974	(12,990,404)
CLO Fund Securities managed by non-affiliates	(85,671)	284,625	(977,483)
Asset Manager Affiliates investments	1,401,000	(15,933,000)	(11,243,554)
Joint Venture investment	(3,398,858)	—	—
Total net appreciation (depreciation) from investment transactions	3,389,993	(13,188,048)	(36,169,870)
Net realized and unrealized loss on investments	(3,509,051)	(19,355,515)	(42,372,160)
Realized losses on extinguishments of debt	(4,121,998)	(174,211)	(445,189)
Net (Decrease) Increase In Stockholders’ Equity Resulting From Operations	$3,388,082	$(1,039,731)	$(18,634,559)
Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations per Common Share:
Basic:	$0.09	$(0.03)	$(0.50)
Diluted:	$0.09	$(0.03)	$(0.50)
Net Investment Income Per Common Share:
Basic:	$0.30	$0.50	$0.65
Diluted:	$0.30	$0.50	$0.65
Weighted Average Shares of Common Stock Outstanding – Basic	37,235,130	37,149,663	36,964,444
Weighted Average Shares of Common Stock Outstanding – Diluted	37,235,130	37,149,663	36,964,444

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2017	2016	2015
Operations:
Net investment income	$11,019,131	$18,489,995	$24,182,790
Net realized losses from investment transactions	(6,899,044)	(6,167,467)	(6,202,290)
Realized losses from extinguishments of debt	(4,121,998)	(174,211)	(445,189)
Net change in unrealized appreciation (depreciation) from investments	3,389,993	(13,188,048)	(36,169,870)
Net increase (decrease) in stockholders’ equity resulting from operations	3,388,082	(1,039,731)	(18,634,559)
Stockholder distributions:
Distributions of ordinary income	(6,035,683)	(14,761,679)	(22,985,978)
Return of capital	(11,736,777)	(7,307,578)	—
Net decrease in net assets resulting from stockholder distributions	(17,772,460)	(22,069,257)	(22,985,978)
Capital share transactions:
Issuance of common stock for:
Common stock withheld for payroll taxes upon vesting of restricted stock	(224,944)	(247,926)	(220,301)
Dividend reinvestment plan	360,981	638,016	1,051,795
Stock based compensation	1,127,992	1,543,353	1,572,811
Net increase in net assets resulting from capital share transactions	1,264,029	1,933,443	2,404,305
Net assets at beginning of period	194,924,925	216,100,470	255,316,701
Net assets at end of period (including accumulated undistributed net investment income of $0, $0, and $0 in 2017, 2016, and 2015, respectively.	$181,804,576	$194,924,925	$216,100,470
Net asset value per common share	$4.87	$5.24	$5.82
Common shares outstanding at end of period	37,339,224	37,178,294	37,100,005

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net increase (decrease) in stockholder’s equity resulting from operations	$3,388,082	$(1,039,731)	$(18,634,558)
Adjustments to reconcile net increase (decrease) in stockholder’s equity resulting from operations to net cash provided by operating activities:
Net realized losses on investment transactions	6,899,044	6,167,467	6,202,289
Net change in unrealized (gains) losses from investments	(3,389,993)	13,188,048	36,169,870
Purchases of investments	(277,367,657)	(110,229,217)	(112,647,477)
Proceeds from sales and redemptions of investments	340,797,616	133,253,936	132,764,940
Net accretion/amortization on investments	(11,444,537)	1,784,579	9,094,250
Amortization of original issue discount on indebtedness	352,340	621,171	604,811
Amortization of debt issuance costs	745,581	845,793	1,181,866
Realized losses on extinguishments of debt	4,121,998	174,211	445,189
Payment-in-kind interest income	(1,099,223)	(1,065,339)	(1,447,865)
Stock-based compensation expense	1,127,992	1,543,353	1,572,811
Changes in operating assets and liabilities:
Increase (Decrease) in payable for open trades	26,330,252	7,884,943	(18,293,725)
(Increase) Decrease in interest and dividends receivable	(17,354)	778,707	(63,803)
(Increase) in accounts receivable	—	—	(591)
(Increase) in receivable for open trades	(43,092)	(2,950,658)	—
Decrease (Increase) in other assets	(62,513)	98,516	(793,461)
(Increase) Decrease in due from affiliates	(630,639)	1,504,241	910,315
Increase (Decrease) in due to affiliates	25,083	(554,279)	523,333
Increase (Decrease) in accounts payable and accrued expenses	303,431	(170,660)	(56,086)
(Decrease) in accrued interest payable	(930,086)	(297,982)	(338,186)
Net cash provided by operating activities	89,106,325	51,537,099	37,193,922
FINANCING ACTIVITIES:
Issuance of 6.125% Notes Due 2022	77,407,200	—	—
Debt issuance costs	(2,798,940)	—	(19,136)
Issuance of restricted shares	1,396	60	1,921
Forfeitures of restricted shares	(93)	(345)	(109)
Distributions to stockholders	(17,411,479)	(21,431,241)	(31,016,373)
Repayment of Senior Funding Notes	(147,350,000)	(19,299,000)	(19,348,000)
Repurchase of 7.375% Notes Due 2019	(6,530,925)	(7,861,364)	—
Common Stock withheld for payroll taxes upon vesting of restricted stock	(224,944)	(247,926)	(220,301)
Net cash used in financing activities	(96,907,785)	(48,839,816)	(50,601,998)
CHANGE IN CASH AND RESTRICTED CASH	(7,801,460)	2,697,283	(13,408,076)
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	9,835,555	7,138,272	20,546,348
CASH AND RESTRICTED CASH, END OF YEAR	$2,034,095	$9,835,555	$7,138,272
Supplemental Information:
Interest paid during the period	$6,563,486	$7,902,774	$10,279,221
Issuance of common stock under the dividend reinvestment plan	$360,981	$638,016	$1,051,795

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2017

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Junior Secured Loan — Second Lien Notes 18.7% Cash 8.7% PIK 10%, 3 month LIBOR (1.70%) + 17.00%; LIBOR Floor 1.00%, Due 10/23	$889,340	$889,338	$803,598
Advantage Sales & Marketing Inc.(8)(14) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.9% Cash, 3 month LIBOR (1.38%) + 6.50%; LIBOR Floor 1.00%, Due 7/22	1,000,000	1,001,438	988,000
API Technologies Corp.(8) High Tech Industries	Senior Secured Loan — Initial Term Loan 8.2% Cash, 3 month LIBOR (1.69%) + 6.50%; LIBOR Floor 1.00%, Due 4/22	3,080,305	3,110,759	3,111,108
Avalign Technologies, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 6.1% Cash, 1 month LIBOR (1.57%) + 4.50%; LIBOR Floor 1.00%, Due 7/21	1,065,342	1,062,983	1,054,689
Avalign Technologies, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 6 month LIBOR (1.46%) + 8.25%; LIBOR Floor 1.00%, Due 7/22	1,500,000	1,488,964	1,467,300
BMC Acquisition, Inc. (aka BenefitMall)(8)(14) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 3 month LIBOR (1.84%) + 5.25%; LIBOR Floor 1.00%, Due 12/24	3,000,000	2,998,125	2,970,000
Carolina Beverage Group LLC(8)(14) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,502,374	1,518,750
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8)(14) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 9.1% Cash, 3 month LIBOR (1.33%) + 7.75%; LIBOR Floor 1.00%, Due 7/21	3,000,000	3,008,816	2,914,800
DigiCert, Inc.(8) High Tech Industries	Junior Secured Loan — Initial Loan (Second Lien) 9.4% Cash, 3 month LIBOR (1.38%) + 8.00%; LIBOR Floor 1.00%, Due 10/25	1,000,000	995,059	979,100
Drew Marine Group Inc.(8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.6% Cash, 1 month LIBOR (1.57%) + 7.00%; LIBOR Floor 1.00%, Due 5/21	4,000,000	4,000,901	4,010,000
EagleTree-Carbide Acquisition Corp. (aka Corsair Components, Inc.)(8)(14) High Tech Industries	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR (1.69%) + 8.50%; LIBOR Floor 1.00%, Due 8/25	5,000,000	4,927,010	4,997,500
First American Payment Systems, L.P.(8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 11.9% Cash, 1 month LIBOR (1.39%) + 10.50%; LIBOR Floor 1.00%, Due 7/24	1,500,000	1,460,837	1,448,400
Flexera Software LLC (fka Flexera Software, Inc.)(8) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.1% Cash, 1 month LIBOR (1.57%) + 3.50%; LIBOR Floor 1.00%, Due 4/20	2,000,000	1,995,443	2,000,000
GI Advo Opco, LLC(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.2% Cash, 3 month LIBOR (1.69%) + 4.50%; LIBOR Floor 1.00%, Due 11/21	230,756	229,252	230,732
GK Holdings, Inc. (aka Global Knowledge)(8)	Junior Secured Loan — Initial Term Loan (Second Lien) 11.9% Cash, 3 month LIBOR (1.69%) + 10.25%; LIBOR Floor 1.00%, Due 1/22	1,500,000	1,482,520	1,376,400
Services: Business
Global Tel*Link Corporation(8) Telecommunications	Senior Secured Loan — Term Loan (First Lien) 5.7% Cash, 3 month LIBOR (1.69%) + 4.00%; LIBOR Floor 1.25%, Due 5/20	1,495,689	1,492,021	1,491,949

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Global Tel*Link Corporation(8)(14) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.9% Cash, 3 month LIBOR (1.69%) + 8.25%; LIBOR Floor 1.25%, Due 11/20	$5,000,000	$4,963,469	$4,975,000
Grupo HIMA San Pablo, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 3 month LIBOR (1.50%) + 7.00%; LIBOR Floor 1.50%, Due 1/18	2,850,000	2,849,063	2,593,500
Grupo HIMA San Pablo, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,191,667	7,174,676	4,566,708
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8)(14) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 6.4% Cash, 3 month LIBOR (1.69%) + 4.75%; LIBOR Floor 1.00%, Due 11/23	2,986,482	3,011,321	3,003,281
Hoffmaster Group, Inc.(8)(14) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 11.2% Cash, 3 month LIBOR (1.69%) + 9.50%; LIBOR Floor 1.00%, Due 11/24	1,600,000	1,558,556	1,600,960
Industrial Services Acquisition, LLC (aka Evergreen/NAIC)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 6.6% Cash, 1 month LIBOR (1.63%) + 5.00%; LIBOR Floor 1.00%, Due 6/22	1,167,909	1,173,405	1,167,909
Infobase Holdings, Inc.(8)(14) High Tech Industries	Senior Secured Loan — Term Loan 8.0% Cash, Prime LIBOR (0.00%) + 8.00%; LIBOR Floor 0.00%, Due 12/22	2,000,000	1,980,000	1,980,000
Ivanti Software, Inc. (fka LANDesk Group, Inc.)(8) High Tech Industries	Junior Secured Loan — Loan (Second Lien) 10.6% Cash, 1 month LIBOR (1.57%) + 9.00%; LIBOR Floor 1.00%, Due 1/25	3,228,619	3,228,619	3,200,530
MB Aerospace ACP Holdings II Corp.(8)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 7.1% Cash, 1 month LIBOR (1.63%) + 5.50%; LIBOR Floor 1.00%, Due 12/22	980,000	981,158	980,000
MB Aerospace ACP Holdings III Corp.(8)(14) Aerospace and Defense	Senior Secured Loan — Term Loan 5.1% Cash, 1 month LIBOR (1.58%) + 3.50%; LIBOR Floor 1.00%, Due 1/25	1,250,000	1,243,750	1,243,750
National Home Health Care Corp.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.4% Cash, 1 month LIBOR (1.43%) + 9.00%; LIBOR Floor 1.00%, Due 12/22	1,500,728	1,482,044	1,458,257
Onex Carestream Finance LP(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 10.2% Cash, 3 month LIBOR (1.69%) + 8.50%; LIBOR Floor 1.00%, Due 12/19	1,495,995	1,495,995	1,487,618
Playpower, Inc.(8)(14) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 6.4% Cash, 3 month LIBOR (1.69%) + 4.75%; LIBOR Floor 1.00%, Due 6/21	994,898	1,004,093	999,872
PSC Industrial Holdings Corp.(8)(14) Environmental Industries	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1 month LIBOR (1.46%) + 8.50%; LIBOR Floor 1.00%, Due 10/25	3,000,000	2,941,524	2,940,000
RESIC Enterprises, LLC (aka Lyons Magnus)(8) Beverage, Food and Tobacco	Senior Secured Loan — Initial Term Loan (First Lien) 5.7% Cash, 1 month LIBOR (1.43%) + 4.25%; LIBOR Floor 1.00%, Due 11/24	3,000,000	2,985,247	3,001,500
Roscoe Medical, Inc.(8)(14) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,678,900	6,468,850
Salient CRGT Inc.(8) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.3% Cash, 1 month LIBOR (1.57%) + 5.75%; LIBOR Floor 1.00%, Due 2/22	1,967,742	1,992,339	1,992,339
SCSG EA Acquisition Company, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (Second Lien) 9.7% Cash, 3 month LIBOR (1.48%) + 8.25%; LIBOR Floor 1.00%, Due 9/24	5,000,000	4,952,274	4,955,000

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(13)(14) Environmental Industries	Junior Secured Loan — Restructured Term Loan 8.2% Cash, 7.2% PIK, 3 month LIBOR (1.57%) + 6.62%; LIBOR Floor 1.00%, Due 10/22	$1,883,914	$1,875,914	$1,318,740
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Senior Secured Loan — Term Loan 13.7% Cash, 3 month LIBOR (1.69%) + 12.00%; LIBOR Floor 1.00%, Due 10/22	339,788	339,788	339,788
Tank Partners Holdings, LLC(8)(13) Energy: Oil & Gas	Senior Secured Loan — Loan 14.8% Cash, 12.8% PIK, Base Rate (4.25%) + 10.5%, Due 8/19	12,739,078	12,258,031	9,153,028
Tex-Tech Industries, Inc.(8) Textiles and Leather	Junior Secured Loan — Term Loan (Second Lien) 10.6% Cash, 1 month LIBOR (1.57%) + 9.00%; LIBOR Floor 1.00%, Due 8/24	8,008,000	7,950,994	7,947,940
Time Manufacturing Acquisition, LLC(8) Capital Equipment	Senior Secured Loan — Term Loan 6.8% Cash, 3 month LIBOR (1.75%) + 5.00%; LIBOR Floor 1.00%, Due 2/23	994,987	992,633	999,962
Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 1 10.5% Cash, Due 4/30	8,359,051	8,359,051	8,359,051
Trimaran Advisors, L.L.C.(8)(9)(14) Related Party Loan	Senior Unsecured Loan — Term Loan Series 2 10.5% Cash, Due 1/28	4,418,232	4,418,232	4,418,232
TronAir Parent Inc.(8)(14) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 6.2% Cash, 1 month LIBOR (1.41%) + 4.75%; LIBOR Floor 1.00%, Due 9/23	997,475	994,981	997,076
TRSO I, Inc.(8)(14) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 3 month LIBOR (1.00%) + 13.00%; LIBOR Floor 1.00%, Due 12/19	1,000,000	994,351	1,000,000
Weiman Products, LLC(8)(14) Consumer goods: Non-durable	Senior Secured Loan — Term Loan (2013) 6.2% Cash, 3 month LIBOR (1.69%) + 4.50%; LIBOR Floor 1.00%, Due 11/21	694,662	691,234	694,662
WireCo WorldGroup Inc.(8)(14) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 3 month LIBOR (1.48%) + 9.00%; LIBOR Floor 1.00%, Due 9/24	3,000,000	2,961,988	2,991,600
Total Investment in Debt Securities (65% of net asset value at fair value)		$126,110,659	$125,179,470	$118,197,479

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Ownership/Shares	Cost	Fair Value(2)
Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$1,000
Aerostructures Holdings L.P.(8)(14) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	891,661
DBI Holding LLC(8)(14) Services: Business	Warrants	3.2%	—	1,000
eInstruction Acquisition, LLC(8)(14) Services: Business	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3)(14) Capital Equipment	Class A Shares	0.0%	1,500,000	689,259
New Millennium Holdco, Inc. (Millennium Health, LLC)(8)(14) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000
Perseus Holding Corp.(14) Hotel, Gaming & Leisure	Common	—	400,000	1,000
Roscoe Investors, LLC(8)(14) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,229,000
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class A Equity	1.6%	—	—
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8)(14) Environmental Industries	Class B Units	1.5%	—	—
Tank Partners Holdings, LLC(8)(10)(14) Aerospace and Defense	Unit	1.3%	980,000	1,000
Tank Partners Holdings, LLC(8)(14) Aerospace and Defense	Warrants	1.3%	185,205	1,000
TRSO II, Inc.(8)(14) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,280,749
Advanced Lighting Technologies, Inc,(8)(14) Consumer goods: Durable	Warrants	1.9%	—	1,000
Advanced Lighting Technologies, Inc.(8)(14) Consumer goods: Durable	Membership Interests	0.4%	182,000	1,000
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(8)(14) Media: Advertising, Printing & Publishing	Common	1.2%	359,765	315,015
Total Investment in Equity Securities (2% of net asset value at fair value)			$10,571,007	$4,414,684

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Investments

Portfolio Company	Investment(11)	Percentage Ownership	Amortized Cost	Fair Value
Grant Grove CLO, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3)(12)(14)	Subordinated Securities, effective interest N/M, 5/15 maturity	23.1%	1,287,155	369,280
Katonah 2007-I CLO Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest 9.2%, 4/22 maturity	100.0%	20,524,908	10,770,486
Trimaran CLO VII, Ltd.(3)(6)(12)(14)	Subordinated Securities, effective interest N/M, 6/21 maturity	10.5%	379,830	10,000
Catamaran CLO 2012-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 15.5%, 12/23 maturity	24.9%	5,847,802	2,320,783
Catamaran CLO 2013- 1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 25.1%, 1/28 maturity	18.3%	5,017,307	6,923,699
Catamaran CLO 2014-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 28.4%, 4/30 maturity	20.1%	9,858,073	8,230,178
Dryden 30 Senior Loan Fund(3)(14)	Subordinated Securities, effective interest 28.7%, 12/29 maturity	6.8%	1,353,852	1,820,000
Catamaran CLO 2014-2 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.5%, 11/25 maturity	24.9%	6,642,805	4,500,962
Catamaran CLO 2015-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 11.8%, 10/26 maturity	9.9%	4,418,647	3,569,600
Catamaran CLO 2016-1 Ltd.(3)(6)(14)	Subordinated Securities, effective interest 9.6%, 4/27 maturity	24.9%	10,086,802	8,530,685
Total Investment in CLO Subordinated Securities			$67,903,067	$47,046,673

CLO Rated-Note Investment

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value
KCAP F3C Senior Funding L.L.C.(3)(6)(14)	Float – 12/2029 – E – 48669RAE1	27.4%	4,435,965	4,632,000
Total Investment in CLO Rated-Note			$4,435,965	$4,632,000
Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$72,339,032	$51,678,673

See accompanying notes to financial statements.

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value(2)
Asset Manager Affiliates(8)(9)(14)	Asset Management Company	100%	$52,591,230	$38,849,000
Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$52,591,230	$38,849,000

Joint Ventures

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value
KCAP Freedom 3 LLC(14)	Joint Venture	60%	$24,914,858	$21,516,000
Total Investment in Joint Ventures (12% of net asset value at fair value)			$24,914,858	$21,516,000

Short-term Investments

Short-term Investments	Investment	Yield	Par/Amortized Cost	Fair Value(2)
US Bank Money Market Account(7)(8)	Money Market Account	0.20%	$52,293,570	$52,293,570
U.S Treasury Bills – CUSIP: 912796MLO(8)	U.S. Government Obligation	1.04%	25,006,750	25,006,750
Total Short-term Investments (43% of net asset value at fair value)			$77,300,320	$77,300,320
Total Investments(4)			$362,895,917	$311,956,156

(1)	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2017. As noted in the table above, 74% (based on par) of debt securities contain LIBOR floors which range between 1.00% and 3.0%.
(2)	Reflects the fair market value of all investments as of December 31, 2017, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $363 million. The aggregate gross unrealized appreciation is approximately $1.1 million, the aggregate gross unrealized depreciation is approximately $52.0 million, and the net unrealized depreciation is approximately $50.9 million.
(5)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).
(7)	Money market account holding cash.
(8)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(9)	Other than the Asset Manager Affiliates, including Trimaran Advisors, L.L.C., which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(10)	Non-voting.

See accompanying notes to financial statements.

(11)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(12)	Notice of redemption has been received for this security.
(13)	Loan or security was on partial nonaccrual status, whereby we have recognized income on a portion of contractual PIK amounts due.
(14)	Fair value of this investment was determined using significant unobservable inputs.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016

Debt Securities Portfolio

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
1A Smart Start LLC(8), (9) Consumer goods: Non-durable	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 2/22	$2,970,000	$2,946,408	$2,919,807
4L Technologies Inc. (fka Clover Holdings, Inc.)(8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 5/20	2,720,465	2,705,259	2,606,194
Advanced Lighting Technologies, Inc,(8), (9), (14) Consumer goods: Durable	First Lien Bond — 12.500% – 6/2019 — 00753CAG7 5.3% Cash, 7.3% PIK, Due 6/19	3,060,919	3,060,919	1,089,338
Advantage Sales & Marketing Inc.(8) Services: Business	Junior Secured Loan — Term Loan (Second Lien) 7.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	1,001,753	995,300
Alere Inc. (fka IM US Holdings, LLC)(9) Healthcare & Pharmaceuticals	Senior Secured Loan — B Term Loan 4.3% Cash, 1.0% Libor Floor, Due 6/22	3,030,277	3,024,429	3,034,489
American Seafoods Group LLC(8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 8/21	3,853,704	3,838,792	3,874,899
Anaren, Inc.(8), (9) Aerospace and Defense	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 2/21	1,871,912	1,860,822	1,864,237
Apco Holdings, Inc.(8), (9) Services: Business	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/22	3,867,838	3,769,454	3,900,714
API Technologies Corp.(8), (9) High Tech Industries	Senior Secured Loan — Initial Term Loan 7.5% Cash, 1.0% Libor Floor, Due 4/22	3,482,500	3,420,642	3,480,759
Aristotle Corporation, The(8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 6/21	3,665,860	3,652,075	3,604,274
Asurion, LLC (fka Asurion Corporation)(8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Incremental Tranche B-4 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 8/22	876,911	873,399	889,736
Asurion, LLC (fka Asurion Corporation)(8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Replacement B-2 Term Loan 4.0% Cash, 0.8% Libor Floor, Due 7/20	187,812	188,275	189,719
Avalign Technologies, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Initial Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 7/22	1,000,000	992,078	985,000
Avalign Technologies, Inc.(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 7/21	2,925,000	2,913,921	2,915,640
Bankruptcy Management Solutions, Inc.(8) Services: Business	Senior Secured Loan — Term B Loan 7.0% Cash, 1.0% Libor Floor, Due 6/18	665,654	665,654	655,935
BarBri, Inc. (Gemini Holdings, Inc.)(8), (9) Services: Consumer	Senior Secured Loan — Term Loan 4.5% Cash, 1.0% Libor Floor, Due 7/19	2,619,636	2,614,056	2,578,508
BBB Industries US Holdings, Inc.(8), (9) Automotive	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 11/21	2,947,500	2,906,715	2,800,125
Bestop, Inc.(8), (9) Automotive	Senior Secured Loan — Delayed Draw Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	34,660	32,776	34,466
Bestop, Inc.(8), (9) Automotive	Senior Secured Loan — First Amendment Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	500,000	495,290	497,200

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Bestop, Inc.(8), (9) Automotive	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 7/21	$1,520,000	$1,498,330	$1,452,512
Carolina Beverage Group LLC(8) Beverage, Food and Tobacco	Senior Secured Bond — 10.625% – 08/2018 – 143818AA0 144A 10.6% Cash, Due 8/18	1,500,000	1,506,461	1,487,400
CCS Intermediate Holdings, LLC(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan (First Lien) 5.0% Cash, 1.0% Libor Floor, Due 7/21	2,932,500	2,922,875	2,470,338
Cengage Learning, Inc.(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — 2016 Refinancing Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/23	3,793,913	3,788,981	3,702,043
Checkout Holding Corp. (fka Catalina Marketing)(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Term B Loan (First Lien) 4.5% Cash, 1.0% Libor Floor, Due 4/21	975,000	972,021	853,125
CHS/Community Health Systems, Inc.(9) Healthcare & Pharmaceuticals	Senior Secured Loan — Incremental 2021 Term H Loan 4.0% Cash, 1.0% Libor Floor, Due 1/21	2,878,621	2,853,070	2,796,465
Consolidated Communications, Inc.(9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.0% Cash, 1.0% Libor Floor, Due 10/23	2,067,444	2,062,450	2,067,444
CRGT Inc.(8), (9) High Tech Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 12/20	3,224,017	3,190,360	3,224,339
CSM Bakery Solutions Limited (fka CSM Bakery Supplies Limited)(8) Beverage, Food and Tobacco	Junior Secured Loan — Term Loan (Second Lien) 8.8% Cash, 1.0% Libor Floor, Due 7/21	3,000,000	3,011,328	2,463,000
CT Technologies Intermediate Holdings, Inc. (Smart Holdings Corp.) (aka HealthPort)(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — New Term Loan Facility 5.3% Cash, 1.0% Libor Floor, Due 12/21	2,940,225	2,917,719	2,818,941
Drew Marine Group Inc.(8) Transportation: Cargo	Junior Secured Loan — Term Loan (Second Lien) 8.0% Cash, 1.0% Libor Floor, Due 5/21	2,500,000	2,496,331	2,380,000
Eastern Power, LLC (Eastern Covert Midco, LLC) (aka TPF II LC, LLC)(8), (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 10/21	2,796,756	2,814,422	2,826,122
Electric Lightwave Holdings, Inc. (f.k.a. Integra Telecom Holdings, Inc.)(8), (9) Telecommunications	Senior Secured Loan — Term B-1 Loan 5.3% Cash, 1.0% Libor Floor, Due 8/20	2,932,538	2,924,968	2,945,734
ELO Touch Solutions, Inc.(8), (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 6/18	1,420,897	1,397,046	1,380,544
Empower Payments Acquisition, Inc(8), (9) Services: Business	Senior Secured Loan — Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/23	3,000,000	2,940,565	2,940,000
EWT Holdings III Corp. (fka WTG Holdings III Corp.)(8), (9) Ecological	Senior Secured Loan — Term Loan (First Lien) 4.8% Cash, 1.0% Libor Floor, Due 1/21	1,745,501	1,741,292	1,760,783
Fender Musical Instruments Corporation(8), (9) Consumer goods: Durable	Senior Secured Loan — Initial Loan 5.8% Cash, 1.3% Libor Floor, Due 4/19	1,339,534	1,345,751	1,322,254
FHC Health Systems, Inc.(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Initial Term Loan 5.0% Cash, 1.0% Libor Floor, Due 12/21	3,838,768	3,811,221	3,742,799
First American Payment Systems, L.P.(8) Banking, Finance, Insurance & Real Estate	Junior Secured Loan — Term Loan (Second Lien) 10.8% Cash, 1.3% Libor Floor, Due 4/19	1,796,448	1,783,840	1,742,555
Getty Images, Inc.(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Initial Term Loan 4.8% Cash, 1.3% Libor Floor, Due 10/19	2,140,569	2,147,692	1,874,775
GI Advo Opco, LLC(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	247,500	245,474	223,913

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
GI Advo Opco, LLC(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 5.5% Cash, 1.0% Libor Floor, Due 11/21	$2,722,500	$2,700,224	$2,463,046
GK Holdings, Inc. (aka Global Knowledge)(8) Services: Business	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 1/22	1,500,000	1,478,209	1,465,650
GK Holdings, Inc. (aka Global Knowledge)(8), (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 1/21	2,450,000	2,433,329	2,446,080
Global Tel*Link Corporation(8) Telecommunications	Junior Secured Loan — Term Loan (Second Lien) 9.0% Cash, 1.3% Libor Floor, Due 11/20	4,000,000	3,957,505	3,894,500
Gold Standard Baking, Inc.(8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term Loan 5.3% Cash, 1.0% Libor Floor, Due 4/21	2,462,500	2,453,554	2,461,269
Grande Communications Networks LLC(8), (9) Telecommunications	Senior Secured Loan — Initial Term Loan 4.5% Cash, 1.0% Libor Floor, Due 5/20	3,860,145	3,864,877	3,860,145
Grupo HIMA San Pablo, Inc.(8) Healthcare & Pharmaceuticals	Senior Secured Loan — Term B Loan (First Lien) 8.5% Cash, 1.5% Libor Floor, Due 1/18	2,887,500	2,875,001	2,743,125
Grupo HIMA San Pablo, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 13.8% Cash, Due 7/18	7,000,000	6,953,618	6,370,000
Gymboree Corporation., The(8), (9) Retail	Senior Secured Loan — Term Loan 5.0% Cash, 1.5% Libor Floor, Due 2/18	1,421,105	1,415,457	759,581
Hargray Communications Group, Inc. (HCP Acquisition LLC)(8), (9) Media: Broadcasting & Subscription	Senior Secured Loan — Term B-1 Loan 4.8% Cash, 1.0% Libor Floor, Due 6/19	2,887,075	2,860,733	2,926,166
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-3 Term Loan 7.0% Cash, 1.5% Libor Floor, Due 5/18	1,697,272	1,690,708	1,703,637
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-4 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 8/19	1,387,500	1,384,229	1,391,545
Harland Clarke Holdings Corp. (fka Clarke American Corp.)(8), (9) Media: Advertising, Printing & Publishing	Senior Secured Loan — Tranche B-5 Term Loan 7.0% Cash, 1.0% Libor Floor, Due 12/19	1,385,417	1,369,287	1,395,980
Highland Acquisition Holdings, LLC (aka HealthSun Health Plans, Inc.)(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan B 6.5% Cash, 1.0% Libor Floor, Due 11/22	2,000,000	1,903,216	1,910,000
Hoffmaster Group, Inc.(8) Forest Products & Paper	Junior Secured Loan — Initial Term Loan (Second Lien) 10.5% Cash, 1.0% Libor Floor, Due 11/24	1,600,000	1,552,544	1,524,640
Hoffmaster Group, Inc.(8), (9) Forest Products & Paper	Senior Secured Loan — Initial Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 11/23	2,666,667	2,640,345	2,668,267
Industrial Services Acquisition, LLC (aka Evergreen/NAIC)(8), (9) Environmental Industries	Senior Secured Loan — Term Loan 6.0% Cash, 1.0% Libor Floor, Due 6/22	2,925,000	2,898,235	2,925,000
Kellermeyer Bergensons Services, LLC(8), (9) Services: Business	Senior Secured Loan — Initial Term Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 10/21	1,950,120	1,936,641	1,943,100
Key Safety Systems, Inc.(8), (9) Automotive	Senior Secured Loan — Initial Term Loan 5.5% Cash, 1.0% Libor Floor, Due 8/21	1,394,077	1,389,440	1,411,851
Landslide Holdings, Inc.(8), (9) High Tech Industries	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 9/22	1,850,467	1,846,044	1,850,467
MB Aerospace ACP Holdings II Corp.(8), (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 12/22	1,342,500	1,331,454	1,342,366

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Medrisk, Inc.(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan 6.3% Cash, 1.0% Libor Floor, Due 2/23	$1,985,000	$1,967,461	$1,985,000
MGOC, Inc. (fka Media General, Inc.)(9) Media: Broadcasting & Subscription	Senior Secured Loan — Term B Loan 4.0% Cash, 1.0% Libor Floor, Due 7/20	2,417,989	2,419,940	2,417,989
National Home Health Care Corp.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.8% Cash, 1.0% Libor Floor, Due 12/22	1,500,000	1,477,675	1,477,500
National Home Health Care Corp.(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien) 5.5% Cash, 1.0% Libor Floor, Due 12/21	3,000,000	2,970,280	2,970,000
Nellson Nutraceutical, LLC(8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-1 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,350,684	2,335,796	2,350,449
Nellson Nutraceutical, LLC(8), (9) Beverage, Food and Tobacco	Senior Secured Loan — Term A-2 Loan (First Lien) 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,066,562	2,052,899	2,066,355
Nielsen & Bainbridge, LLC(8), (9) Consumer goods: Durable	Senior Secured Loan — Term Loan (First Lien) 6.2% Cash, 1.0% Libor Floor, Due 8/20	5,361,360	5,326,136	5,199,447
NM Z Parent Inc. (aka Zep, Inc.)(8), (9) Chemicals, Plastics and Rubber	Senior Secured Loan — 2016 Term Loan 5.0% Cash, 1.0% Libor Floor, Due 6/22	3,447,500	3,459,466	3,481,630
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)(8), (9) Services: Business	Senior Secured Loan — Tranche B-2 Term Loan (First Lien) 8.0% Cash, 1.3% Libor Floor, Due 7/20	1,941,336	1,899,875	1,882,707
Onex Carestream Finance LP(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 9.5% Cash, 1.0% Libor Floor, Due 12/19	1,932,311	1,932,311	1,647,295
Onex Carestream Finance LP(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan (First Lien 2013) 5.0% Cash, 1.0% Libor Floor, Due 6/19	1,750,135	1,753,387	1,704,920
Otter Products, LLC (OtterBox Holdings, Inc.)(8), (9) Consumer goods: Durable	Senior Secured Loan — Term B Loan 5.8% Cash, 1.0% Libor Floor, Due 6/20	2,600,266	2,587,099	2,507,697
PGX Holdings, Inc.(8), (9) Services: Consumer	Senior Secured Loan — Initial Term Loan (First Lien) 6.3% Cash, 1.0% Libor Floor, Due 9/20	3,620,714	3,598,052	3,626,381
Playpower, Inc.(8), (9) Construction & Building	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 6/21	1,970,000	1,958,956	1,969,606
PrimeLine Utility Services LLC (fka FR Utility Services LLC)(8), (9) Energy: Electricity	Senior Secured Loan — Initial Term Loan 6.5% Cash, 1.0% Libor Floor, Due 11/22	3,935,672	3,904,453	3,937,247
Priority Payment Systems Holdings, LLC(8), (9) Banking, Finance, Insurance & Real Estate	Senior Secured Loan — Initial Term Loan 7.0% Cash, 1.0% Libor Floor, Due 1/23	4,000,000	3,960,000	3,960,000
PSC Industrial Holdings Corp.(8), (9) Environmental Industries	Senior Secured Loan — Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 12/20	2,974,300	2,953,559	2,941,583
Q Holding Company (fka Lexington Precision Corporation)(8), (9) Chemicals, Plastics and Rubber	Senior Secured Loan — Term B Loan 6.0% Cash, 1.0% Libor Floor, Due 12/21	2,992,366	2,962,443	2,962,443
Quad-C JH Holdings Inc. (aka Joerns Healthcare)(8), (9) Healthcare & Pharmaceuticals	Senior Secured Loan — Term Loan A 6.0% Cash, 1.0% Libor Floor, Due 5/20	3,900,079	3,883,565	3,666,075
Ravn Air Group, Inc.(8), (9) Transportation: Consumer	Senior Secured Loan — Initial Term Loan 5.3% Cash, 1.0% Libor Floor, Due 7/21	2,421,875	2,412,614	2,324,516
Roscoe Medical, Inc.(8) Healthcare & Pharmaceuticals	Junior Secured Loan — Term Loan (Second Lien) 11.3% Cash, Due 9/19	6,700,000	6,666,733	6,499,000
Sandy Creek Energy Associates, L.P.(8), (9) Utilities: Electric	Senior Secured Loan — Term Loan 5.0% Cash, 1.0% Libor Floor, Due 11/20	2,613,239	2,606,016	2,204,921
Stafford Logistics, Inc.(dba Custom Ecology, Inc.)(8), (9) Environmental Industries	Senior Secured Loan — Term Loan 7.5% Cash, 1.0% Libor Floor, Due 8/21	$2,709,639	$2,694,201	$2,677,395

See accompanying notes to financial statements.

Portfolio Company/Principal Business	Investment Interest Rate(1)/Maturity	Principal	Amortized Cost	Fair Value(2)
Tank Partners Holdings, LLC(8), (14) Energy: Oil & Gas	Senior Secured Loan — Loan 10.0% Cash, 4.0% PIK, 3.0% Libor Floor, Due 8/19	10,750,808	$10,656,975	$6,550,311
Terra Millennium Corporation(8), (9) Construction & Building	Senior Secured Loan — First Out Term Loan 7.3% Cash, 1.0% Libor Floor, Due 10/22	4,000,000	3,960,202	3,960,000
TronAir Parent Inc.(8), (9) Aerospace and Defense	Senior Secured Loan — Initial Term Loan (First Lien) 5.8% Cash, 1.0% Libor Floor, Due 9/23	3,960,000	3,923,893	3,959,208
TRSO I, Inc.(8) Energy: Oil & Gas	Junior Secured Loan — Term Loan (Second Lien) 14.0% Cash, 1.0% Libor Floor, Due 12/19	1,000,000	991,495	1,000,000
U.S. Shipping Corp (fka U.S. Shipping Partners LP)(8), (9) Transportation: Cargo	Senior Secured Loan — Tranche B-2 Term Loan 5.3% Cash, 1.0% Libor Floor, Due 6/21	1,392,213	1,391,361	1,312,857
USJ-IMECO Holding Company, LLC(8), (9) Transportation: Cargo	Senior Secured Loan — Term Loan 7.0% Cash, 1.0% Libor Floor, Due 4/20	3,679,796	3,669,622	3,497,278
Verdesian Life Sciences, LLC(8), (9) Environmental Industries	Senior Secured Loan — Initial Term Loan 6.0% Cash, 1.0% Libor Floor, Due 7/20	3,766,302	3,733,929	3,641,261
Weiman Products, LLC(8) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/18	916,023	912,479	889,000
Weiman Products, LLC(8), (9) Consumer goods: Non-durable	Senior Secured Loan — Term Loan 5.8% Cash, 1.0% Libor Floor, Due 11/18	4,567,552	4,550,168	4,432,809
WideOpenWest Finance, LLC(8), (9) Media: Broadcasting & Subscription	Senior Secured Loan — New Term B Loan 4.5% Cash, 1.0% Libor Floor, Due 8/23	2,992,500	2,992,500	3,028,829
WireCo WorldGroup Inc.(8) Capital Equipment	Junior Secured Loan — Initial Term Loan (Second Lien) 10.0% Cash, 1.0% Libor Floor, Due 9/24	3,000,000	2,956,358	3,000,000
WireCo WorldGroup Inc. (WireCo WorldGroup Finance LP)(8), (9) Capital Equipment	Senior Secured Loan — Initial Term Loan (First Lien) 6.5% Cash, 1.0% Libor Floor, Due 9/23	1,745,625	1,728,771	1,763,780
Total Investment in Debt Securities (122% of net asset value at fair value)		$251,222,570	$249,520,234	$238,343,330

See accompanying notes to financial statements.

Equity Securities Portfolio

Portfolio Company/Principal Business	Investment	Percentage Interest/Shares	Amortized Cost	Fair Value(2)
Aerostructures Holdings L.P.(5), (8) Aerospace and Defense	Partnership Interests	1.2%	$1,000,000	$100,549
Aerostructures Holdings L.P.(5), (8) Aerospace and Defense	Series A Preferred Interests	1.2%	250,960	1,183,746
Caribe Media Inc. (fka Caribe Information Investments Incorporated)(5), (8) Media: Advertising, Printing & Publishing	Common	1.3%	359,765	532,342
DBI Holding LLC(5), (8) Services: Business	Class A Warrants	3.2%	1	1,000
eInstruction Acquisition, LLC(5), (8) Healthcare, Education and Childcare	Membership Units	1.1%	1,079,617	1,000
FP WRCA Coinvestment Fund VII, Ltd.(3), (5) Capital Equipment	Class A Shares	1,500	1,500,000	811,268
Perseus Holding Corp.(5), (8) Hotel, Gaming & Leisure	Common	0.2%	400,000	1,000
Roscoe Investors, LLC(5), (8) Healthcare & Pharmaceuticals	Class A Units	1.6%	1,000,000	1,169,000
Tank Partners Holdings, LLC(5), (8), (11) Energy: Oil & Gas	Unit	5.8%	980,000	1,000
Tank Partners Holdings, LLC(5), (8) Energy: Oil & Gas	Warrants	1.3%	185,205	1,000
TRSO II, Inc.(5), (8) Energy: Oil & Gas	Common Stock	5.4%	1,680,161	1,253,450
New Millennium Holdco, Inc. (Millennium Health, LLC)(5),(8) Healthcare & Pharmaceuticals	Common	0.2%	1,953,299	1,000
Total Investment in Equity Securities (3% of net asset value at fair value)			$10,389,007	$5,056,355

See accompanying notes to financial statements.

CLO Fund Securities

CLO Subordinated Securities, Preferred Shares and Income Notes Investments

Portfolio Company	Investment(12)	Percentage Ownership	Amortized Cost	Fair Value(2)
Grant Grove CLO, Ltd.(3), (13)	Subordinated Securities, effective interest 0.1%, 1/21 maturity	22.2%	$2,485,886	$1,000
Katonah III, Ltd.(3), (13)	Preferred Shares, effective interest 0.1%, 5/15 maturity	23.1%	1,287,155	369,000
Katonah 2007-I CLO Ltd.(3), (6)	Preferred Shares, effective interest 30.8%, 4/22 maturity	100%	28,022,646	20,453,099
Trimaran CLO VII, Ltd.(3), (6), (13)	Income Notes, effective interest 47.9%, 6/21 maturity	10.5%	1,643,920	1,195,152
Catamaran CLO 2012-1 Ltd.(3), (6)	Subordinated Notes, effective interest 3.1%, 12/23 maturity	24.9%	5,919,933	2,819,412
Catamaran CLO 2013- 1 Ltd.(3), (6)	Subordinated Notes, effective interest 14.9%, 1/25 maturity	23.5%	5,237,222	4,918,807
Catamaran CLO 2014-1 Ltd.(3), (6)	Subordinated Notes, effective interest 10.0%, 4/26 maturity	24.9%	7,818,484	4,546,682
Catamaran CLO 2014-2 Ltd.(3), (6)	Subordinated Notes, effective interest 10.9%, 10/26 maturity	24.9%	6,967,560	5,092,087
Dryden 30 Senior Loan Fund(3)	Subordinated Notes, effective interest 36.2%, 11/25 maturity	7.5%	1,343,467	1,895,566
Catamaran CLO 2015-1 Ltd.(3), (6)	Subordinated Notes, effective interest 9.5%, 4/27 maturity	9.9%	4,543,317	3,223,255
Catamaran CLO 2016-1 Ltd.(3), (6)	Subordinated Notes, effective interest 13.9%, 1/29 maturity	24.9%	10,140,000	8,350,290
Total Investment in CLO Subordinated Securities			$75,409,590	$52,864,350

CLO Rated-Note Investments

Portfolio Company	Investment	Percentage Ownership	Amortized Cost	Fair Value(2)
CRMN 2014 – 1A(3), (6)	Float – 04/2026 – E – 14889FAC7, 6.6%, 4/26 maturity	15.1%	$1,441,727	$1,310,000
Total Investment in CLO Rated-Note			$1,441,727	$1,310,000
Total Investment in CLO Fund Securities (28% of net asset value at fair value)			$76,851,317	$54,174,350

Asset Manager Affiliates

Portfolio Company/Principal Business	Investment	Percentage Ownership	Cost	Fair Value(2)
Asset Manager Affiliates(8), (10)	Asset Management Company	100%	$55,341,230	$40,198,000
Total Investment in Asset Manager Affiliates (21% of net asset value at fair value)			$55,341,230	$40,198,000

See accompanying notes to financial statements.

Time Deposits and Money Market Account

Time Deposit and Money Market Accounts	Investment	Yield	Par/Amortized Cost	Fair Value(2)
JP Morgan Business Money Market Account(7), (8)	Money Market Account	0.1%	$14,268	$14,268
US Bank Money Market Account(8)	Money Market Account	0.1%	28,685,001	28,685,001
Total Investment in Time Deposit and Money Market Accounts (15% of net asset value at fair value)			$28,699,269	$28,699,269
Total Investments(4) (188% of net asset value at fair value)			$420,801,057	$366,471,304

(1)	A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The Borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2016. As noted in the table above, 93% (based on par) of debt securities contain LIBOR floors which range between 0.75% and 3.0%.
(2)	Reflects the fair market value of all investments as of December 31, 2016, as determined by the Company’s Board of Directors.
(3)	Non-U.S. company or principal place of business outside the U.S.
(4)	The aggregate cost of investments for federal income tax purposes is approximately $429 million. The aggregate gross unrealized appreciation is approximately $2.1 million, the aggregate gross unrealized depreciation is approximately $65.0 million, and the net unrealized depreciation is approximately $62.9 million.
(5)	Non-income producing.
(6)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the financial statements).
(7)	Money market account holding restricted cash and security deposits for employee benefit plans.
(8)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(9)	As of December 31, 2016, this investment is owned by KCAP Senior Funding I, LLC and was pledged to secure KCAP Senior Funding I, LLC’s obligation.
(10)	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(11)	Non-voting.
(12)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively.
(13)	Notice of redemption has been received for this transaction.
(14)	Loan or security was on partial non-accrual status, whereby we have recognized income on a portion of contractual PIK amounts due.

See accompanying notes to financial statements.

KCAP FINANCIAL, INC.

FINANCIAL HIGHLIGHTS
($ per share)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:
Net asset value, at beginning of period	$5.24	$5.82	$6.94	$7.51	$7.85
Net investment income(1)	0.30	0.50	0.65	0.59	0.62
Net realized losses from investment transactions(1)	(0.19)	(0.17)	(0.17)	(0.30)	(0.37)
Realized losses from extinguishments of debt(1)	(0.11)	—	(0.01)	(0.02)	(0.02)
Net change in unrealized appreciation (depreciation) of investments(1)	0.09	(0.36)	(0.97)	0.17	0.31
Net increase (decrease) in net assets resulting from operations	0.09	(0.03)	(0.50)	0.44	0.54
Net decrease in net assets resulting from distributions:
Distribution of ordinary income	(0.16)	(0.40)	(0.63)	(0.78)	(0.62)
Return of capital	(0.32)	(0.19)	—	(0.22)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.48)	(0.59)	(0.63)	(1.00)	(1.05)
Net increase/(decrease) in net assets relating to capital share transactions
Offering of common stock	—	—	—	0.02	0.14
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	0.01	—	—	—
Dividend reinvestment plan	0.01	(0.01)	—	—	0.02
Stock based compensation	0.02	0.04	0.01	(0.03)	0.01
Net increase (decrease) in net assets relating to capital share transactions	0.02	0.04	0.01	(0.01)	0.17
Net asset value, end of period	$4.87	$5.24	$5.82	$6.94	$7.51
Total net asset value return(2)	2.0%	0.2%	(7.2)%	5.7%	9.1%
Ratio/Supplemental Data:
Per share market value at beginning of period	$3.98	$4.07	$6.82	$8.07	$9.19
Per share market value at end of period	$3.41	$3.98	$4.07	$6.82	$8.07
Total market return(3)	(2.3)%	12.3%	(31.2)%	(3.1)%	(0.7)%
Shares outstanding at end of period	37,339,224	37,178,294	37,100,005	36,775,127	33,332,123
Net assets at end of period	$181,804,576	$194,924,925	$216,100,470	$255,316,701	$250,369,693
Portfolio turnover rate(4)	100.5%	34.3%	32.5%	45.8%	45.5%
Average par debt outstanding	$134,020,367	$189,836,675	$224,498,433	$196,622,077	$150,828,586
Asset coverage ratio	271%	205%	202%	211%	226%
Ratio of net investment income to average net assets	5.8%	9.0%	9.8%	7.9%	7.8%
Ratio of total expenses to average net assets	9.2%	8.6%	8.6%	8.2%	7.5%
Ratio of interest expense to average net assets	4.1%	4.3%	4.7%	4.5%	3.9%
Ratio of non-interest expenses to average net assets	5.1%	4.2%	3.9%	3.7%	3.6%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Total net asset value return (not annualized) equals the change in the ending of period net asset value per share over the beginning of period net asset value per share plus distributions (including any return of capital), divided by the beginning of period net asset value per share.
(3)	Total market return equals the change in the ending of period market price per share over the beginning of period price per share plus distributions (including any return of capital), divided by the beginning of period market price per share.
(4)	Portfolio turnover rate equals the year-to-date sales and paydowns over the average of the invested assets at fair value.
(5)	Totals may not sum due to rounding.

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

On February 29, 2012, the Company purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), for total consideration of $13.0 million in cash and 3,600,000 shares of the Company’s common stock. Contemporaneously with the acquisition of Trimaran Advisors, the Company acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash.

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

As of December 31, 2017, Katonah Debt Advisors and Trimaran Advisors, as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Trimaran Advisors Management, L.L.C. and KCAP Management, L.L.C., (collectively the “Asset Manager Affiliates”), had approximately $3.0 billion of par value assets under management. Katonah Debt Advisors and Trimaran Advisors are registered under the Investment Advisers Act of 1940, as amended, and are each managed independently from the Company by a separate management team (however, certain of the Company’s executive officers also act in similar capacities for one or more of the Asset Manager Affiliates). The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. The Asset Manager Affiliates, either directly or through its subsidiaries, may make investments in the CLO Funds they manage. In addition, the Company holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

During the third quarter of 2017, the Company formed a joint venture with Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”), an affiliate of Freedom 3 Capital LLC, to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities LLC contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (KCAP FC3 Senior Funding, L.L.C. or the “Fund”) managed by KCAP Management, LLC, one of the Company’s indirectly wholly-owned Asset Manager Affiliate subsidiaries. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION  – (continued)

loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding. The Joint Venture may originate loans from time to time and sell them to the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Company received a cash distribution of $12.6 million, $11.8 million of which was a return of capital.

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

The Company may also invest in other investments such as loans to publicly-traded companies, high-yield bonds, joint venture and distressed debt securities. The Company may also receive warrants or options to purchase common stock in connection with its debt investments.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

The Company consolidates the financial statements of its wholly-owned special purpose financing subsidiaries KCAP Funding, Kolhberg Capital Funding LLC I, KCAP Senior Funding I, LLC and KCAP Senior Funding I Holdings, LLC in its consolidated financial statements as they are operated solely for investment activities of the Company. The creditors of KCAP Senior Funding I, LLC received security interests in the assets which were owned by KCAP Senior Funding I, LLC and such assets were not intended to be available to the creditors of KCAP Financial, Inc., or any other affiliate. All of the borrowings of KCAP Funding, Kolhberg Capital Funding LLC I, and KCAP Senior Funding I, LLC have been fully repaid.

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

In addition, in accordance with Regulation S-X promulgated by the SEC, additional financial information with respect to one of the CLO Funds in which the Company has an investment, Katonah 2007-I CLO Ltd. (“Katonah 2007-I CLO”), is required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates (pursuant to Rule 3-09), immediately follows these consolidated financial statements. Summarized financial information regarding Katonah 2007-I CLO (pursuant to Rule 4-08 (g)) is set forth in Note 5.

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

It is the Company’s primary investment objective to generate current income and, to a lesser extent, capital appreciation by lending directly to privately-held middle market companies. During the year ended December 31, 2017, the Company provided approximately $227.7 million to portfolio companies to support their growth objectives, none of this support was contractually obligated. See also Note 8 — Commitments and Contingencies. As of December 31, 2017, the Company held loans it made to 39 investee companies with aggregate principal amounts of approximately $124.6 million. The details of such loans have been disclosed on the consolidated schedule of investments as well as in Note 4 — Investments. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by, among other things, leading a syndicate of lenders to provide the investee companies with financing. During the year ended December 31, 2017, the Company did not engage in any such or similar activities.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recently adopted accounting pronouncements

In November 2016, the FASB issued Accounting Standards Update 2016-18, Restricted Cash (“ASU 2016-18”) which requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, and entities will be required to apply the guidance retrospectively when adopted. We have adopted ASU 2016-18 retrospectively during the first quarter of 2017 and earlier periods were restated. The following table depicts the retroactive application of ASU 2016-18:

Consolidated Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net cash (used in) financing activities as reported	$(50,229,842)	$(38,414,720)
Impact of Adoption	1,390,026	(12,187,278)
Net cash (used in) financing activities after adoption	$(48,839,816)	$(50,601,998)

In March 2016, the FASB issued ASU 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15 2016, and interim periods within those annual periods. Early adoption is permitted. We adopted ASU 2016-09 during the first quarter of 2017 and there was no impact from adoption.

Pending accounting pronouncements

FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with the financial instruments are scoped out of ASC 606.

In March 2017, the Financial Accounting Standards Board issued an Accounting Standards Update, ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. At this time, management is evaluating the implications of these changes on the financial statements.

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

The Company derives fair value for its illiquid investments that do not have indicative fair values based upon active trades primarily by using a present value technique that discounts the estimated contractual cash flows for the subject assets with discount rates imputed by broad market indices, bond spreads and yields for comparable issuers relative to the subject assets (the “Income Approach”). The Company also considers,

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

among other things, recent loan amendments or other activity specific to the subject asset. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security (such as the seniority or security interest of the debt security) and are assessed relative to two indices, a leveraged loan index and a high-yield bond index, at the valuation date. The Company has identified these two indices as benchmarks for broad market information related to its loan and debt securities. Because the Company has not identified any market index that directly correlates to the loan and debt securities held by the Company and therefore uses these benchmark indices, these market indices may require significant adjustment to better correlate such market data for the calculation of fair value of the investment under the Income Approach. Such adjustments require judgment and may be material to the calculation of fair value. Further adjustments to the discount rate may be applied to reflect other market conditions or the perceived credit risk of the borrower. When broad market indices are used as part of the valuation methodology, their use is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. The resulting present value determination is then weighted along with any quotes from observable transactions and broker/pricing quotes. If such quotes are indicative of actual transactions with reasonable trading volume at or near the valuation date that are not liquidation or distressed sales, relatively more reliance will be put on such quotes to determine fair value. If such quotes are not indicative of market transactions or are insufficient as to volume, reliability, consistency or other relevant factors, such quotes will be compared with other fair value indications and given relatively less weight based on their relevancy. Other significant assumptions, such as coupon and maturity, are asset-specific and are noted for each investment in the Consolidated Schedules of Investments.

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

Joint Venture.  The Company’s investment in KCAP Freedom 3 LLC (“Joint Venture”) is a joint venture with Freedom 3 Opportunities. The Company carries investments in joint ventures at fair value based upon the fair value of the investments held by the joint venture. See Note 4 below, for more information regarding the Joint Venture.

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

Interest Income.  Interest income, including the amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company generally places a loan or security on non-accrual status and ceases recognizing cash interest income on such loan or security when a loan or security becomes 90 days or more past due or if the Company otherwise does not expect the debtor to be able to service its debt obligations. Non-accrual loans remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2017, two issuers representing 3.3% of the Company’s total investments at fair value were on partial non-accrual status, whereby we have recognized income on a portion of contractual payment-in-kind (PIK) amounts due. As of December 31, 2016, two of our investments were on partial non-accrual status.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

For non-junior class CLO Fund Securities, such as the Company’s investment in the Class E Notes of the KCAP F3C Senior Funding, L.L.C., interest is earned at a fixed spread relative to the LIBOR index.

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

Extinguishment of debt.  The Company must derecognize a liability if and only if it has been extinguished through delivery of cash, delivery of other financial assets, delivery of goods or services, or reacquisition by the Company of its outstanding debt securities whether the securities are cancelled or held. If the debt contains a cash conversion option, the Company must allocate the consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component and recognize a gain or loss in the Consolidated Statement of Operations.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS (LOSSES) PER SHARE  – (continued)

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share for the years ended December 31, 2017, 2016, and 2015:

	For the Years ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$3,388,082	$(1,039,731)	$(18,634,558)
Net (decrease) increase in net assets allocated to unvested share awards	(27,288)	14,520	332,869
Net increase (decrease) in net assets available to common stockholders	$3,360,794	$(1,025,211)	$(18,301,689)
Weighted average number of common and common stock equivalent shares outstanding for diluted shares computation	37,235,130	37,149,663	36,964,444
Net increase in net assets per basic common shares:
Net increase in net assets from operations	$0.09	$(0.03)	$(0.50)
Net increase in net assets per diluted shares:
Net increase in net assets from operations	$0.09	$(0.03)	$(0.50)

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

There were 50,000 options to purchase shares of common stock considered for the computation of the diluted per share information for the year ended December 31, 2017. Since the effects are anti-dilutive for all periods, the options were not included in the computation. For the year ended December 31, 2017 and 2016, the company purchased 64,176 and 67,654 shares, respectively, of common stock in connection with the vesting of employee’s restricted stock, such shares are treated as treasury shares and reduce the weighted average shares outstanding in the computation of earnings per share.

The Company’s Convertible Notes were included in the computation of the diluted net increase or decrease in net assets resulting from operations per share by application of the “if-converted method” for periods when the Convertible Notes were outstanding. Under the if-converted method, interest charges applicable to the convertible notes for the period are added to reported net increase or decrease in net assets resulting from operations and the full amount of shares (pro-rata if not outstanding for the full period) that would be issued are added to weighted average basic shares. Convertible notes are considered anti-dilutive only when its interest per share upon conversion exceeds the basic net increase or decrease in net assets resulting from operations per share. For the year ended December 31, 2017, 2016 and 2015, the effects of the Convertible Notes were anti-dilutive. The Convertible Notes matured and were repaid in March 2016.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS

The following table shows the Company’s portfolio by security type at December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
Security Type	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Short-term investments(2)	$77,300,320	$77,300,320	26	$28,699,269	$28,699,269	8%
Senior Secured Loan	48,337,900	44,960,146	14	207,701,078	200,322,152	55
Junior Secured Loan	62,561,913	58,941,300	19	37,251,776	35,444,440	10
Senior Unsecured Loan	12,777,283	12,777,283	4	—	—	—
First Lien Bond	—	—	—	3,060,919	1,089,338	—
Senior Secured Bond	1,502,374	1,518,750	—	1,506,461	1,487,400	—
CLO Fund Securities	72,339,032	51,678,673	17	76,851,317	54,174,350	15
Equity Securities	10,571,007	4,414,684	1	10,389,007	5,056,355	1
Asset Manager Affiliates(3)	52,591,230	38,849,000	12	55,341,230	40,198,000	11
Joint Venture	24,914,858	21,516,000	7	—	—	—
Total	$362,895,917	$311,956,156	100%	$420,801,057	$366,471,304	100%

(1)	Represents percentage of total portfolio at fair value.
(2)	Includes money market accounts and U.S. treasury bills.
(3)	Represents the equity investment in the Asset Manager Affiliates.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The industry related information, based on the fair value of the Company’s investment portfolio as of December 31, 2017 and December 31, 2016 for the Company’s investment portfolio was as follows:

	December 31, 2017			December 31, 2016
Industry Classification	Cost/Amortized Cost	Fair Value	%(1)	Cost/Amortized Cost	Fair Value	%(1)
Aerospace and Defense	$5,636,056	$4,115,487	1%	$8,394,633	$8,450,106	2%
Asset Management Company(2)	52,591,230	38,849,000	12	55,341,230	40,198,000	11
Automotive	—	—	—	6,322,551	6,196,154	2
Banking, Finance, Insurance & Real Estate	4,458,962	4,418,391	1	6,805,514	6,782,010	2
Beverage, Food and Tobacco	7,496,438	7,435,050	2	15,198,830	14,703,372	4
Capital Equipment	5,454,621	4,680,821	2	6,185,129	5,575,048	2
Chemicals, Plastics and Rubber	—	—	—	6,421,909	6,444,073	2
CLO Fund Securities	72,339,032	51,678,673	17	76,851,317	54,174,350	15
Construction & Building	1,004,093	999,872	—	5,919,158	5,929,606	2
Consumer goods: Durable	1,071,340	805,607	—	12,319,905	10,118,736	3
Consumer goods: Non-durable	691,234	694,662	—	14,766,390	14,452,096	4
Ecological	—	—	—	1,741,292	1,760,783	—
Energy: Electricity	—	—	—	3,904,453	3,937,247	1
Energy: Oil & Gas	14,932,542	11,433,777	4	14,493,835	8,805,761	2
Environmental Industries	6,330,630	5,766,437	2	12,279,924	12,185,239	3
Forest Products & Paper	1,558,556	1,600,960	1	4,192,889	4,192,907	1
Healthcare & Pharmaceuticals	30,367,449	25,512,654	8	58,769,668	53,594,534	15
High Tech Industries	18,229,229	18,260,577	6	9,854,093	9,936,109	3
Hotel, Gaming & Leisure	400,000	1,000	—	400,000	1,000	—
Joint Venture	24,914,858	21,516,000	7	—	—	—
Media: Advertising, Printing & Publishing	3,371,086	3,318,296	1	11,712,682	11,453,447	3
Media: Broadcasting & Subscription	—	—	—	8,273,174	8,372,984	2
Related Party Loans	12,777,283	12,777,283	4	—	—	—
Retail	—	—	—	1,415,457	759,581	—
Services: Business	3,563,574	2,366,400	1	16,125,481	16,230,486	4
Services: Consumer	—	—	—	6,212,108	6,204,889	2
Telecommunications	6,455,489	6,466,949	2	12,809,799	12,767,823	3
Textiles and Leather	7,950,994	7,947,940	3	—	—	—
Money Market Accounts	52,293,570	52,293,570	17	28,699,269	28,699,269	8
Transportation: Cargo	4,000,901	4,010,000	1	7,557,315	7,190,135	2
Transportation: Consumer	—	—	—	2,412,614	2,324,516	1
U.S. Government Obligations	25,006,750	25,006,750	8	—	—
Utilities: Electric	—	—	—	5,420,438	5,031,043	1
Total	$362,895,917	$311,956,156	100%	$420,801,057	$366,471,304	100%

(1)	Calculated as a percentage of total portfolio at fair value.
(2)	Represents the equity investment in the Asset Manager Affiliates.

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

At December 31, 2017 and December 31, 2016, the total amount of non-qualifying assets was approximately 23% and 17% of total assets, respectively. The majority of non-qualifying assets were foreign investments which were approximately 16% and 14% of the Company’s total assets, respectively (including the Company’s investments in CLO Funds, which are typically domiciled outside the U.S. and represented approximately 16% and 16% of its total assets on such dates, respectively).

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

In December 2017, the Company purchased an additional $201,000 of notional amount of Subordinated Notes issued by Catamaran CLO 2013-1 at a cost of $201,000.

In December 2017, the Company sold $5.0 million par value of the Subordinated Notes of Catamaran CLO 2014-1 for $3.0 million.

All CLO Funds managed by the Asset Manager Affiliates are currently making quarterly distributions to the Company with respect to its interests in the CLO Funds and are paying all senior and subordinate management fees to the Asset Manager Affiliates. In January 2017, the trustees of Trimaran CLO VII, Ltd. (Trimaran VII) received notice that the holders of a majority of the income notes issued by Trimaran VII had exercised their right of optional redemption. With the exception of Katonah III, Ltd. and Grant Grove CLO, Ltd. (both of which have been called), the remaining third-party managed CLO Funds is making distributions to the Company.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1 CLO Ltd. (“Katonah 2007-1”), exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. As of December 31, 2017, Katonah 2007-1 had paid off all of its outstanding indebtedness and had approximately $10.8 million in total assets. It is expected that Katonah 2007-1 will be fully liquidated and dissolved in the first half of 2018. The Company received approximately $11.3 million on its investment in Katonah 2007-1 during the fourth quarter of 2017 in connection with the continuing liquidation of Katonah 2007-1 and expects to receive an additional $10.8 million in the first half of 2018. Accordingly, the Company expects to record a realized loss during the first half of 2018 of approximately $10 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.

Affiliate Investments

The following table details investments in affiliates at December 31, 2017:

	Industry Classifaction	Fair Value at December 31, 2016	Purchases/ (Sales) of or Advances/ (Distributions)	Net Accretion	Transfers In/(Out) of Affiliates	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Fair Value at of December 31, 2017	Interest Income	Dividend/ Investment Income
Asset Manager Affiliates(4)(5)(6)	Asset Management Company	$40,198,000	$(3,210,000)	$—	$—	$1,401,000	$—	$38,849,000	$—	$460,000
Trimaran Advisors, LLC Revolving Credit Facility(4)(5)(6)	Related Party Loans	—	—	—	—	—	—	—	916,765	—
Trimaran Advisors, LLC Related Party Loan(4)(5)(6)	Related Party Loans	—	8,359,051					8,359,051	148,721
Trimaran Advisors, LLC Related Party Loan(4)(5)(6)	Related Party Loans	—	4,418,232					4,418,232	16,752
Katonah 2007-I CLO, Ltd.(1)(2)(3)(4)	CLO Fund Securities	20,453,099	(13,157,760)	5,660,026	—	(2,184,878)	—	10,770,486	5,660,026	—
Trimaran CLO VII, Ltd.(1)(2)(3)(4)	CLO Fund Securities	1,195,152	(1,264,090)	—	—	78,938	—	10,000	—	—
Catamaran CLO 2012-1, Ltd.(1)(2)(4)	CLO Fund Securities	2,819,412	(771,743)	699,611	—	(426,497)	—	2,320,783	699,611	—
Catamaran CLO 2013-1, Ltd.(1)(2)(4)	CLO Fund Securities	4,918,807	(1,054,362)	834,448	—	2,224,807	—	6,923,699	834,448	—
Catamaran CLO 2014-1, Ltd.(1)(2)(4)	CLO Fund Securities	4,546,682	2,319,047	1,079,850	—	1,643,907	(1,359,309)	8,230,178	1,079,850	—
Catamaran CLO 2014-2, Ltd.(1)(2)(4)	CLO Fund Securities	5,092,087	(1,130,813)	806,058	—	(266,370)	—	4,500,962	806,058	—
Catamaran CLO 2015-1, Ltd.(1)(2)(4)	CLO Fund Securities	3,223,255	(571,562)	446,893	—	471,017	—	3,569,600	446,893	—
Catamaran CLO 2016-1, Ltd.(1)(2)(4)	CLO Fund Securities	8,350,290	(1,146,242)	1,093,043	—	233,593	—	8,530,685	1,093,043	—
CRMN 2014-1A(1)(2)(4)	CLO Fund Securities	1,310,000	(1,545,506)	9,259	—	131,727	94,520	—	97,885	—
KCAP F3C Senior Funding Rated Notes(1)(2)(4)	CLO Fund Securities	—	4,346,290	89,676		196,035		4,632,000	89,676
KCAP Freedom 3, LLC(4)	Joint Venture	—	24,914,858	—	—	(3,398,858)	—	21,516,000	—	949,037
Total Affiliated Investments		$92,106,784	$20,505,400	$10,718,864	$—	$104,421	$(1,264,789)	$122,630,676	$11,889,728	$1,409,037

(1)	Non-U.S. company or principal place of business outside the U.S.
(2)	An affiliate CLO Fund managed by an Asset Manager Affiliate (as such term is defined in the notes to the consolidated financial statements).

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

(3)	Notice of redemption has been received for this security.
(4)	Fair value of this investment was determined using significant unobservable inputs.
(5)	Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
(6)	Other than the Asset Manager Affiliate, which we are deemed to “control”, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Investment in Joint Venture:

During the third quarter of 2017, the Company and Freedom 3 Opportunities LLC (“Freedom 3 Opportunities”, an affiliate of Freedom 3 Capital LLC, entered into an agreement to create KCAP Freedom 3 LLC (the “Joint Venture”). The Company and Freedom 3 Opportunities contributed approximately $37 million and $25 million, respectively, in assets to the Joint Venture, which in turn used the assets to capitalize a new fund (the “Fund”) managed by KCAP Management, LLC, one of the Asset Manager Affiliates. In addition, the Fund used cash on hand and borrowings under a credit facility to purchase approximately $184 million of loans from the Company and the Company used the proceeds from such sale to redeem approximately $147 million in debt issued by KCAP Senior Funding I, LLC (“KCAP Senior Funding”). The Joint Venture may originate loans from time to time and sell them to the Fund.

During the fourth quarter of 2017, the Fund was refinanced through the issuance of senior and subordinated notes. The Joint Venture purchased 100% of the subordinated notes issued by the Fund. In connection with the refinancing, the Joint Venture made a cash distribution to the Company of approximately $12.6 million. The Company expects that approximately $11.8 million of this distribution will be return of capital, reducing the cost basis of its investment in the Joint Venture by that amount. The final determination of the tax attributes of distributions from the Joint Venture is made on an annual (full calendar year) basis at the end of the year, therefore, any estimate of tax attributes of distributions made on an interim basis may not be representative of the actual tax attributes of distributions for the full year.

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

The Company has determined that the Joint Venture is an investment company under Accounting Standards Codification (“ASC”), Financial Services — Investment Companies (“ASC 946”), however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the Joint Venture, because the Company does not control the Joint Venture due to allocation of the voting rights among the Joint Venture partner.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

KCAP Freedom 3 LLC

Summarized Statement of Financial Consolidation

As of December 31, 2017
Cash	$1,717
Investment at fair value	37,080,000
Total Assets	$37,081,717
Total Liabilities	$1,221,916
Total Equity	35,859,801
Total Liabilities and Equity	$37,081,717

KCAP Freedom 3 LLC

Summarized Statement of Operations

For the period from July 20, 2017 (date of inception) to December 31, 2017
Investment income	$2,531,331
Operating expenses	(435,757)
Net investment income	2,095,574
Unrealized depreciation on investments	(5,063,254)
Net loss	$(2,096,166)

KCAP Freedom 3 LLC

Schedule of Investments

Portfolio Company	Investment	Percentage Ownership by Joint Venture	Amortized Cost	Fair Value
KCAP F3C Senior Funding, LLC(1)(2)	Subordinated Securities, effective interest 12.1%, 12/29 maturity	100.0%	$42,143,254	$37,080,000
Total Investments			$42,143,254	$37,080,000

(1)	CLO Subordinated Investments are entitled to periodic distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s investments less contractual payments to debt holders and fund expenses. The estimated annualized effective yield indicated is based upon a current projection of the amount and timing of these distributions. Such projections are updated on a quarterly basis and the estimated effective yield is adjusted prospectively
(2)	Fair value of this investment was determined using significant unobservable inputs, including a third-party broker quote.

Fair Value Measurements

The Company follows the provisions of ASC 820: Fair Value, which among other matters, requires disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

The following table summarizes the fair value of investments by the above ASC 820: Fair Value fair value hierarchy levels as of December 31, 2017 and December 31, 2016, respectively:

	As of December 31, 2017
	Level I	Level II	Level III	Total
Short Term investments	$25,006,750	$52,293,570	$—	$77,300,320
Debt securities	—	48,312,024	69,885,455	118,197,479
CLO fund securities	—	—	51,678,673	51,678,673
Equity securities	—	—	4,414,684	4,414,684
Asset Manager Affiliates	—	—	38,849,000	38,849,000
Joint Venture	—	—	21,516,000	21,516,000
Total	$25,006,750	$100,605,594	$186,343,812	$311,956,156

	As of December 31, 2016
	Level I	Level II	Level III	Total
Short Term investments	$—	$28,699,269	$—	$28,699,269
Debt securities	—	84,601,585	153,741,745	238,343,330
CLO fund securities	—	—	54,174,350	54,174,350
Equity securities	—	—	5,056,355	5,056,355
Asset Manager Affiliates	—	—	40,198,000	40,198,000
Total	$—	$113,300,854	$253,170,450	$366,471,304

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

footnotes. Certain information relating to investments measured at fair value for which the Company has used unobservable inputs to determine fair value is as follows:

	Year Ended December 31, 2017
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$—	$253,170,450
Transfers out of Level III(1)	(3,867,400)	—	—	—	—	(3,867,400)
Transfers into Level III(2)	2,477,500	—	—	—	—	2,477,500
Net accretion	246,238	11,139,633	—	—	—	11,385,871
Purchases	53,219,762	11,211,368	182,000	—	36,738,873	101,352,002
Sales/Paydowns/Return of Capital	(136,020,685)	(25,598,497)	—	(2,750,000)	(11,824,015)	(176,193,197)
Total realized loss included in earnings	(2,121,907)	(1,264,789)	—	—	—	(3,386,696)
Change in unrealized gain (loss) included in earnings	2,210,202	2,016,608	(823,671)	1,401,000	(3,398,858)	1,405,281
Balance, December 31, 2017	$69,885,455	$51,678,673	$4,414,684	$38,849,000	$21,516,000	$186,343,812
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(479,087)	$2,016,608	$(823,671)	$1,401,000	$(3,398,858)	$(1,284,008)

(1)	Transfers out of Level III represent a transfer of $3,867,400 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2017.
(2)	Transfers into Level III represent a transfer of $2,477,500 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2017.

	Year Ended December 31, 2016
	Debt Securities	CLO Fund Securities	Equity Securities	Asset Manager Affiliate	Joint Venture	Total
Balance, December 31, 2015	$183,400,465	$55,872,382	$9,103,003	$57,381,000	$—	$305,756,850
Transfers out of Level III(1)	(14,855,471)	—	—	—	—	(14,855,471)
Transfers into Level III(2)	22,107,141	—	445,485	—	—	22,552,626
Net accretion	318,999	(2,192,069)	—	—	—	(1,873,070)
Purchases	33,641,315	10,140,000	180,161	—	—	43,961,476
Sales/Paydowns/Return of Capital	(66,559,349)	(4,200,000)	(4,743,682)	(1,250,000)	—	(76,753,031)
Total realized gain included in earnings	(366,924)	(10,111,560)	4,484,742	—	—	(5,993,742)
Total unrealized gain (loss) included in earnings	(3,944,431)	4,665,597	(4,413,354)	(15,933,000)	—	(19,625,188)
Balance, December 31, 2016	$153,741,745	$54,174,350	$5,056,355	$40,198,000	$—	$253,170,450
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$(6,969,509)	$4,665,597	$(4,413,354)	$(15,933,000)	$—	$(22,650,266)

(1)	Transfers out of Level III represent a transfer of $14,855,471 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were observable as of December 31, 2016.
(2)	Transfers into Level III represent a transfer of $22,107,141 relating to debt securities for which pricing inputs, other than their quoted prices in active markets were unobservable as of December 31, 2016.

As of December 31, 2017, the Company’s Level II portfolio investments were valued by a third party pricing services for which the prices are not adjusted and for which inputs are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or by inputs that are derived principally from, or corroborated by, observable market information. The fair value of the Company’s Level II portfolio investments was $100.6 million as of December 31, 2017.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

As of December 31, 2017, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 14,059,524	Enterprise Value	Average EBITDA Multiple/WACC	5.1x – 6.1x (5.2x) 15.2% – 18.5% (17.4)%
	55,825,931	Income Approach	Implied Discount Rate	6.4% – 23.5% (12.0)%
Equity Securities	4,405,684	Enterprise Value	Average EBITDA Multiple/WACC	4.5x – 15.2x (9.8x) 10.8% – 15.1% (12.2)%
	9,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	18,922,030	Discounted Cash Flow	Discount Rate	12.0%
			Probability of Default	2.0%
			Loss Severity	25.9%
			Recovery Rate	74.1%
			Prepayment Rate	25.0%
	11,150,766	Liquidation Value	Qualitative Inputs(2)
	21,605,877	Market Approach	Third Party Quote	56.0%-96.5% (69.7)%
Asset Manager Affiliate	38,849,000	Discounted Cash Flow	Discount Rate	2.66% – 12.0% (6.56)%
Joint Venture	21,516,000	Market Approach	Third Party Quote	90%
Total Level III Investments	$ 186,343,812

(1)	The qualitative inputs used in the fair value measurements of Equity Securities include estimates of the distressed liquidation value of the pledged collateral. In cases where KCAP’s analysis ascribes no residual value to a portfolio company’s equity, KCAP typically elects to mark its position at a nominal amount to account for the investment’s option value.
(2)	The qualitative inputs used in the fair value measurements include the value of the pledged collateral.

As of December 31, 2016, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Debt Securities	$ 7,639,648	Enterprise Value	Average EBITDA Multiple	5.3x
	146,102,097	Income Approach	Implied Discount Rate	5.6% – 21.5% (9.15)%
Equity Securities	5,050,355	Enterprise Value	Average EBITDA Multiple/WACC	4.8x/7.4% – 14.1x/13.9% (9.3x/12.0)%
	6,000	Options Value	Qualitative Inputs(1)
CLO Fund Securities	45,824,060	Discounted Cash Flow	Discount Rate	11.8% – 13.0% (13.0)%
			Probability of Default	2.0% – 2.5% (2.0)%
			Loss Severity	25.0% – 25.9% (25.9)%
			Recovery Rate	74.1% – 75.% (74.2)%
			Prepayment Rate	25.0% – 29.1% (25.1)%
	8,350,290	Market Approach	3rd Party Quote	82.35% (82.35)%
Asset Manager Affiliate	40,198,000	Discounted Cash Flow	Discount Rate	2.5% – 13.0% (7.6)%
Total Level III Investments	$253,170,450

(1)	The qualitative inputs used in the fair value measurements of the Debt Securities include estimates of the distressed liquidation value of the pledged collateral.

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities may include, among other things, broad market indices, the comparable yields of similar investments in

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

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

5. ASSET MANAGER AFFILIATES

Wholly-Owned Asset Managers

The Asset Manager Affiliates are wholly-owned portfolio companies. The Asset Manager Affiliates manage CLO Funds primarily for third party investors that invest primarily in broadly syndicated loans, high yield bonds and other credit instruments issued by corporations. At December 31, 2017 and 2016, the Asset Manager Affiliates had approximately $3.0 billion and $3.0 billion of par value of assets under management, respectively, and the Company’s 100% equity interest in the Asset Manager Affiliates had a fair value of approximately $38.8 million and $40.2 million, respectively.

As a manager of the CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees from the CLO Funds for their management and advisory services. The annual fees which the Asset Manager Affiliates receive are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value), and the Asset Manager Affiliates generate net income equal to the amount by which their fee income exceeds their operating expenses, including compensation of

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

their employees and income taxes. The management fees the Asset Manager Affiliates receive have three components — a senior management fee, a subordinated management fee and an incentive fee. Currently, all CLO Funds managed by the Asset Manager Affiliates are paying both their senior and subordinated management fees on a current basis. In addition, for the year ended December 31, 2017, our Asset Manager Affiliates recognized $3.0 million of incentive fees from one fund. As of December 31, 2017, none of the CLO Funds managed by the Asset Manager Affiliates were paying incentive fees.

Certain investments, and the future management fees of certain managed CLO Funds, have been pledged by the Asset Manager Affiliates to third-party lenders under borrowing arrangements undertaken to satisfy the risk retention requirements of the Dodd-Frank Act applicable to asset managers. In addition, certain of the Asset Manager Affiliates have provided a make-whole guaranty to these lenders in the event that the pledged assets and management fees are insufficient to satisfy the repayment of these borrowings. So long as the underlying managed CLO Funds’ rated notes are making regular quarterly distributions, the management fees are available to the Asset Manager Affiliates.

For the years ended December 31, 2017, 2016, and 2015, the Asset Manager Affiliates declared cash distributions of $3.2 million, $2.7 million, and $9.1 million to the Company, respectively. Any distributions from the Asset Manager Affiliates out of their estimated tax-basis earnings and profits are recorded as “Dividends from Asset Manager Affiliates” on the Company’s statement of operations. The Company recognized $460,000, $1.4 million, and $5.3 million of Dividends from Asset Manager Affiliates in the Statement of Operations in 2017, 2016, and 2015, respectively. The difference between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e., tax-basis return of capital). Distributions receivable, if any, are reflected in the “due from affiliates” account on the consolidated balance sheets.

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

In accordance with Rules 3-09, Rule 4-08(g) and 1-02 of Regulation S-X, additional financial information with respect to the Asset Manager Affiliates and with respect to one of the CLO Funds in which the Company had an investment, Katonah 2007-I CLO are required to be included in the Company’s SEC filings. The additional financial information regarding the Asset Manager Affiliates (pursuant to Rule 3-09) immediately follow these financial statements. The additional information regarding Katonah 2007-I CLO (pursuant to Rule 4-08(g)) is set forth below. This additional financial information regarding the Asset Manager Affiliates and Katonah 2007-1 does not directly impact the financial position, results of operations, or cash flows of the Company.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

Katonah 2007-I CLO Ltd.

Summarized Balance Sheet Information

	As of December 31, 2017	As of December 31, 2016
Total investments at fair value	$778,828	$176,684,976
Cash	1,673,789	34,982,770
Receivable for investments sold	8,750,934	492,417
Total assets	11,203,551	212,160,163
CLO Debt at fair value	10,770,486	208,812,164
Total liabilities	10,854,495	210,463,954
Total Net Assets	349,056	1,696,209

Katonah 2007-I CLO Ltd.

Summarized Statements of Operations Information

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Interest income from investments	$4,829,636	$9,381,680	$10,178,631
Total income	4,866,033	9,767,270	10,605,409
Interest expense	15,704,243	8,798,483	9,146,858
Total expenses	(16,425,383)	(9,780,406)	(10,205,353)
Net realized and unrealized losses	10,212,198	5,482,606	(387,924)
(Decrease) increase in net assets resulting from operations	(1,347,151)	5,469,470	12,132

On December 19, 2017, the Company, in its capacity as the holder of all of the outstanding preferred shares of Katonah 2007-1, exercised its right to cause Katonah 2007-1 to redeem all of its outstanding indebtedness through the sale of its investments and otherwise wind up its business. As of December 31, 2017, Katonah 2007-1 had paid off all of its outstanding indebtedness and had approximately $10.8 million in total assets. It is expected that Katonah 2007-1 will be fully liquidated and dissolved in the first half of 2018. The Company received approximately $11.3 million on its investment in Katonah 2007-1 during the fourth quarter of 2017 in connection with the continuing liquidation of Katonah 2007-1 and expects to receive an additional $10.8 million in the first half of 2018. Accordingly, the Company expects to record a realized loss during the first half of 2018 of approximately $10 million on its investment in Katonah 2007-1 and a corresponding unrealized gain of the same amount in order to reverse the previously recorded unrealized depreciation with respect to the investment.

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

Except for KCAP Management, LLC, which is a disregarded entity whose tax results are included with the Company’s tax results, as separately regarded entities for tax purposes, the Asset Manager Affiliates are taxed at normal corporate rates. In order to maintain the Company’s RIC status, any tax-basis dividends paid by the Asset Manager Affiliates to the Company would generally need to be distributed to the Company’s shareholders. Generally, such tax-basis dividends of the Asset Manager Affiliates’ income which was distributed to the Company’s shareholders will be considered as qualified dividends for tax purposes. The Asset Manager Affiliates’ taxable net income will differ from GAAP net income because of deferred tax

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

temporary differences and permanent tax adjustments. Deferred tax temporary differences may include differences for the recognition and timing of amortization and depreciation, compensation related expenses, and net loss carryforward, among other things. Permanent differences may include adjustments, limitations or disallowances for meals and entertainment expenses, penalties, tax goodwill amortization and net operating loss carryforward.

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

Additional goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Trimaran Advisors by one of KCAP’s affiliates, in exchange for shares of the Company’s stock valued at $25.5 million and cash of $13.0 million. The transaction was considered an asset purchase under Section 351(a) of the Code and resulted in tax goodwill of approximately $22.8 million, and tax basis intangible assets of $15.7 million, both of which are being amortized for tax purposes on a straight-line basis over 15 years.

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

Related Party Transactions

On February 26, 2013, the Company entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. On April 15, 2013, the Trimaran Credit Facility was amended and upsized from $20 million to $23 million. On November 17, 2017, the Trimaran Credit Facility was amended to extend the maturity date to November 17, 2022 and bears interest at an annual rate of 9.0%. Outstanding borrowings on the Trimaran Credit Facility are callable by the Company at any time. At December 31, 2017 and December 31, 2016 there were no loans outstanding under the Trimaran Credit Facility. For the years ended December 31, 2017, 2016 and 2015, the Company recognized interest income of approximately $918,000, $1.8 million and $1.7 million, respectively, related to the Trimaran Credit Facility.

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

On December 21, 2017, the Company entered into another new term loan agreement with Trimaran Advisors, under which Trimaran Advisors borrowed $4.4 million, which also bears interest at a rate of 10.5%

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSET MANAGER AFFILIATES  – (continued)

annually, payable quarterly. The loan matures on January 27, 2028, can be repaid at any time, and must be repaid upon the occurrence of certain events.

On December 21, 2017, Trimaran Advisors contributed $4.4 million of equity capital to Trimaran Risk Retention Holdings, LLC. In turn, Trimaran Risk Retention Holdings contributed $4.4 million of equity capital to Trimaran RR I. With this equity contribution and other borrowed funds, Trimaran RR I, LLC purchased $27.4 million notional amount of notes issued by Catamaran CLO 2013-1, Ltd. for aggregate consideration of $27.4 million.

6. BORROWINGS

The Company’s debt obligations consist of the following:

	As of December 31, 2017	As of December 31, 2016
6.125% Notes Due 2022 (net of offering costs of: $2,734,248	$74,672,952	$—
7.375% Notes Due 2019 (net of offering costs of: 2017 – $259,635; 2016 – $550,774)	26,740,365	32,980,151
Notes issued by KCAP Senior Funding I, LLC (net of discount and offering costs of: $2,286,425 and $2,459,156, respectively)	—	142,604,419
	$101,413,317	$175,584,570

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2017 were 6.4.% and 3.9 years, respectively, and as of December 31, 2016 were 3.9% and 6.7 years, respectively.

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

All of the KCAP Senior Funding I Class A, B, C and D notes were repaid in the third quarter of 2017. In connection therewith, the Company recorded a realized loss from the extinguishment of debt of approximately $4.0 million in the third quarter of 2017.

For the years ended December 31, 2017, 2016, and 2015, interest expense related to KCAP Senior Funding I notes, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes was approximately $3.4 million, $5.6 million and $5.0 million, respectively, consisting of stated interest expense of approximately $2.7 million, $3.8 million and $2.8 million, respectively, accreted discount of approximately $352,000, $621,000 and $605,000, respectively, and deferred debt issuance costs of approximately $379,000, $667,000 and $649,000, respectively.

Fair Value of KCAP Senior Funding I.  The Company carried the KCAP Senior Funding I Notes at cost, net of unamortized discount and offering costs. The aggregate fair values of the KCAP Senior Funding I Notes were approximately $146.3 million at December 31, 2016. The fair values were determined based on third party indicative values. The KCAP Senior Funding I L.L.C. Notes were categorized as Level III under ASC 820: Fair Value.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

7.375% Notes Due 2019

On October 10, 2012, the Company issued $41.4 million in aggregate principal amount of unsecured 7.375% Notes due 2019 (the “7.375% Notes Due 2019”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $39.9 million. Interest on the 7.375% Notes Due 2019 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 7.375%, commencing December 30, 2012. The 7.375% Notes Due 2019 mature on September, 30, 2019 and are unsecured obligations of the Company. The 7.375% Notes Due 2019 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2015, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 7.375% Notes Due 2019, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 7.375% Notes Due 2019 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2017, the Company was in compliance with all of its debt covenants.

For the years ended the years ended December 31, 2017, 2016, and 2015, interest expense related to the 7.375% Notes Due 2019 was approximately $2.2 million, $3.1 million and $3.1 million, respectively.

In connection with the issuance of the 7.375% Notes Due 2019, the Company incurred approximately $1.5 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $260,000 remains to be amortized, and is included on the consolidated balance sheets as a reduction in the related debt liability.

During the second quarter of 2016, the Company repurchased approximately $2.4 million par value of the 7.375% Notes Due 2019 at a weighted average price of $25.23 per $25.00 note, resulting in a realized loss on extinguishment of $71,190. The Company subsequently surrendered these notes to the Trustee for cancellation.

During the third quarter of 2016, $5.0 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of $88,015. The Company subsequently surrendered these notes to the Trustee for cancellation.

During the fourth quarter of 2016, approximately $469,000 par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $15,000. The Company subsequently surrendered these notes to the Trustee for cancellation.

During the second quarter of 2017, approximately $6.5 million par value of the 7.375% Notes Due 2019 was redeemed by the Company, resulting in a realized loss on extinguishment of approximately $107,000. The Company subsequently surrendered these notes to the Trustee for cancellation.

Fair Value of 7.375% Notes Due 2019.  The 7.375% Notes Due 2019 were issued in a public offering on October 10, 2012 and are carried at cost, net of offering costs of December 31, 2017 and 2016 of approximately $260,000 and $551,000 respectively. As of December 31, 2017 and 2016, the fair value of the Company’s outstanding 7.375% Notes Due 2019 was approximately $27.3 million and $34.2 million, respectively. The fair value was determined based on the closing price on December 31, 2017 and 2016 for the 7.375% Notes Due 2019. The 7.375% Notes Due 2019 are categorized as Level I under the ASC 820 Fair Value.

6.125% Notes Due 2022

During the third quarter of 2017, the Company issued $77.4 million in aggregate principal amount of unsecured 6.125% Notes due 2022 (the 6.125% “Notes Due 2022”). The net proceeds for these Notes, after the payment of underwriting expenses, were approximately $74.6 million. Interest on the 6.125% Notes Due

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BORROWINGS  – (continued)

2022 is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 6.125%. The 6.125% Notes Due 2022 mature on September, 30, 2022 and are unsecured obligations of the Company. The 6.125% Notes Due 2022 are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after September 30, 2019, at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. In addition, Due to the asset coverage test applicable to the Company as a BDC and a covenant that the Company agreed to in connection with the issuance of the 6.125% Notes Due 2022, the Company is limited in its ability to make distributions in certain circumstances. The indenture governing the 6.125% Notes Due 2022 contains certain restrictive covenants, including compliance with certain provisions of the 1940 Act relating to borrowing and dividends. At December 31, 2017, the Company was in compliance with all of its debt covenants.

For the year ended December 31, 2017 interest expense related to the 6.125% Notes Due 2022 was approximately $1.6 million.

In connection with the issuance of the 6.125% Notes Due 2022, the Company incurred approximately $2.9 million of debt offering costs which are being amortized over the expected term of the facility on an effective yield method, of which approximately $2.7 million remains to be amortized as of December 31, 2017, and is included on the consolidated balance sheets as a reduction in the related debt liability.

Fair Value of 6.125% Notes Due 2022.  The 6.125% Notes Due 2022 were issued via public offering during the third quarter of 2017 and are carried at cost, net of offering costs of $2.7 million at December 31, 2017. The fair value of the Company’s outstanding 6.125% Notes Due 2022 was approximately $77.7 million at December 31, 2017. The fair value was determined based on the closing price on December 31, 2017 for the 6.125% Notes Due 2022. The 6.125% Notes Due 2022 are categorized as Level I under the ASC 820 Fair Value.

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

For the years ended December 31, 2016 and 2015, interest expense related to the Convertible Notes was $378,000 and $3.1 million, respectively.

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at calendar years ended December 31, 2017 and 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the expiration of capital loss carryforwards, and non-deductible expenses, as follows:

	Year Ended December 31,
	2017	2016
Capital in excess of par value	$(13,199,386)	$(10,491,016)
Accumulated undistributed net investment income	$(281,754)	$10,587,127
Accumulated net realized losses	$13,481,140	$(96,111)

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase (decrease) in net assets resulting from operations	$3,388,082	$(1,039,731)
Net change in unrealized appreciation from investments	(3,389,993)	13,188,048
Net realized losses	11,021,043	6,341,678
Book tax differences on CLO equity investments	(5,915,827)	(3,193,602)
Other book tax differences	932,378	(534,714)
Taxable income before deductions for distributions	$6,035,683	$14,761,679
Taxable income before deductions for distributions per weighted average basic shares for the period	$0.16	$0.40
Taxable income before deductions for distributions per weighted average diluted shares for the period	$0.16	$0.40

Dividends from Asset Manager Affiliates are recorded based upon a quarterly estimate of tax-basis earnings and profits of each Asset Manager Affiliate. Distributions in excess of the estimated tax-basis quarterly earnings and profits of each distributing Asset Manager Affiliate are recognized as tax-basis return of capital. The actual tax-basis earnings and profits and resulting dividend and/or return of capital for the year will be determined at the end of the tax year for each distributing Asset Manager Affiliate. For years ended

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME  – (continued)

the years ended December 31, 2017, 2016, and 2015, the Asset Manager Affiliates declared cash distributions of approximately $3.2 million $2.7 million, and $9.1 million to the Company, respectively. The Company recognized approximately $460,000, $1.4 million and $5.3 million, respectively, of dividends from Asset Manager Affiliates in the Consolidated Statement of Operations for the years ended the years ended December 31, 2017, 2016, and 2015. The difference of $2.8 million, $1.3 million, and $3.8 million, respectively, between cash distributions received and the tax-basis earnings and profits of the distributing affiliate, are recorded as an adjustment to the cost basis in the Asset Manager Affiliate (i.e. tax-basis return of capital), for the years ended the years ended December 31, 2017, 2016, and 2015, respectively.

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

	Year Ended December 31,
	2017	2016	2015
Distributions paid from:
Ordinary income	$6,035,683	$14,761,679	$22,985,978
Return of Capital	11,736,777	7,307,578	—
Total	$17,772,460	$22,069,257	$22,985,978

As of December 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2017	2016
Capital loss carryforward	$(88,590,153)	$(91,050,249)
Other temporary differences	$(1,155,193)	$(1,059,735)
Net unrealized depreciation	$(58,613,185)	$(66,741,029)

At December 31, 2017, the Company had a net capital loss carryforward of approximately $88.5 million to offset net capital gains, to the extent provided by federal tax law. $13.5 million of net capital loss carryforward expired in 2017. $17.9 million of net capital loss carryforward is subject to expiration in 2018. $70.7 million of the net capital loss carryforward is not subject to expiration under the RIC Modernization Act of 2010.

On December 13, 2017, the Company’s Board of Directors declared a distribution to shareholders of $0.10 per share for a total of approximately $3.7 million. The record date was January 5, 2018 and the distribution was paid on January 25, 2018.

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (the last three fiscal years) or expected to be taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISTRIBUTABLE TAXABLE INCOME  – (continued)

aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

8. COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of the Company’s investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on the Company’s balance sheet. Prior to extending such credit, the Company attempts to limit its credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2017 and December 31, 2016, the Company had $0 and $565,000 commitments to fund investments, respectively.

9. STOCKHOLDERS’ EQUITY

During the years ended December 31, 2017, 2016 and 2015 the Company issued 96,468, 174,396 and 175,922 shares, respectively, of common stock under its dividend reinvestment plan. For the year ended December 31, 2017, the Company issued 139,620 shares of restricted stock, 10,982 shares were forfeited, and 242,918 shares vested. The total number of shares of the Company’s common stock outstanding as of December 31, 2017 and 2016 was 37,339,224 and 37,178,294, respectively. During the year ended December 31, 2017, 2016 and 2015, the Company repurchased 64,176, 67,654 and 36,348 shares at an aggregate cost of approximately $225,000, 248,000 and $220,000 in connection with the vesting of restricted stock awards.

10. EQUITY COMPENSATION PLANS

The Company has an equity incentive plan, established in 2006 and most recently amended, following approval by the Company’s Board of Directors and shareholders, on May 4, 2017 (the “Equity Incentive Plan”). The Company reserved 2,000,000 shares of common stock for issuance under the Equity Incentive Plan. Pursuant to the Equity Incentive Plan and in accordance with the terms of the exemptive relief granted to the Company in August 2008, the Company aims to provide officers and employees of the Company with additional incentives and align the interests of its employees with those of its shareholders. Restricted stock granted under the Equity Incentive Plan is granted at a price equal to the fair market value (market closing price) of the shares on the day such restricted stock is granted. Options granted under the Equity Incentive Plan are exercisable at a price equal to the fair market value (market closing price) of the shares on the day the option is granted. Restricted stock granted pursuant to the Equity Incentive Plan in 2013 vested in two equal installments of 50% on each of the third and the fourth anniversaries of the grant date. Restricted Stock granted pursuant to the Equity Incentive Plan in 2014 and 2015 vests in four equal installments of 25% on each of the first four anniversaries of the grant date. Restricted Stock granted pursuant to the Equity Incentive Plan in 2017 will vest in two equal installments of 50% on each of the third and the fourth anniversaries of the grant date.

Stock Options

The 2008 Non-Employee Director Plan was originally adopted by the Board and was approved by a vote of the Company’s shareholders at the 2008 Annual Shareholder Meeting (the “2008 Plan”). Effective June 10, 2011, the 2008 Plan was amended and restated in accordance with a resolution of the Board and approved by a vote of the Company’s shareholders at the 2011 Annual Shareholder Meeting (the “2011 Plan”). Effective May 4, 2017, the 2011 Plan was amended and restated in accordance with a resolution of the Board and approved by the Company’s shareholders at the 2017 Annual Shareholder Meeting (the “Non-Employee Director Plan”). Pursuant to the Non-Employee Director Plan, the Company’s independent directors and other directors who are not officers or employees of the Company (“Non-Employee Directors”) may be issued

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY COMPENSATION PLANS  – (continued)

restricted stock as a portion of their compensation for service on the Company’s Board of Directors in accordance with the terms of exemptive relief granted by the SEC in August 2008. Since implementation of the 2011 Plan, the Company is permitted to issue restricted stock, and is no longer permitted to issue any options for common stock, of the Company to Non-Employee Directors. Any options outstanding as of the date of the 2011 Annual Shareholder Meeting are governed in all respects by the terms of the 2008 Plan. Under the Non-Employee Director Plan, the Non-Employee Directors automatically receive 1,000 shares of restricted stock on the date of each annual meeting of shareholders during the term of the plan.

Information with respect to options granted, exercised and forfeited under the Non-Employee Director Plan for the period January 1, 2016 through December 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2016	50,000	$7.72	3.4
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at December 31, 2016	50,000	$7.72	2.4
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2017	50,000	$7.72	1.4	$—
Total vested at December 31, 2017	50,000	$7.72	1.4

(1)	Represents the difference between the market value of shares of the Company and the exercise price of the options.

The Company uses a Binary Option Pricing Model (American, call option) to establish the expected value of all stock option grants. For the years ended December 31, 2017, 2016 and 2015 the Company did not recognize any non-cash compensation expense related to stock options. At December 31, 2017, the Company had no remaining compensation costs related to unvested stock based awards.

Restricted Stock

Awards of restricted stock granted under the Non-Employee Director Plan vest as follows: 50% of the shares vest on the grant date and the remaining 50% of the shares vest on the earlier of:

(i) the first anniversary of such grant, or

(ii) the date immediately preceding the next annual meeting of shareholders.

On May 5, 2013, the Company’s Board of Directors approved the grant of 240,741 shares of restricted stock to the employees of the Company as partial compensation for their services. 50% of such awards vested on each of the third and fourth anniversaries of the grant date.

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

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY COMPENSATION PLANS  – (continued)

On May 3, 2016, 6,000 shares of restricted stock were awarded to the Company’s Board of Directors.

On May 4, 2017, 6,000 shares of restricted stock were awarded to the Company’s Board of Directors.

Awards of restricted stock granted under the Equity Incentive Plan vest in accordance with the terms and conditions of each grant, as determined by the Company’s Board of Directors.

On June 16, 2015, the Company received exemptive relief to repurchase shares of its common stock from its employees in connection with certain equity compensation plan arrangements. During the years ended December 31, 2017, 2016 and 2015, the Company repurchased 64,176, 67,654 and 36,348 shares, respectively, of common stock at an aggregate cost of approximately $225,000, $248,000 and $220,000, respectively, in connection with the vesting of employee’s restricted stock. These shares are not available to be reissued under the Equity Incentive Plan.

On June 23, 2015, the Company’s Board of Directors approved the grant of 190,166 shares, with a fair value of approximately $1.2 million, of restricted stock to the employees of the Company as partial compensation for their services. 25% of such awards will vest on each of the first four anniversaries of the grant date.

On June 23, 2015, the Company’s Board of Directors also voted to amend the Equity Incentive Plan to specify that shares repurchased by the Company to satisfy employee tax withholding requirements would not be returned to the plan reserve and could not be reissued under the Equity Incentive Plan.

On September 19, 2017, the Company’s Board of Directors approved the grant of 133,620 shares of restricted stock to the employees of the Company as partial compensation for their services. 50% of such awards will vest on the third anniversary of the grant date and the remaining 50% of the shares will vest on the fourth anniversary of the grant date.

Information with respect to restricted stock granted, exercised and forfeited under the Equity Incentive Plan for the from period January 1, 2016 through December 31, 2017 is as follows:

Non-Vested Restricted Shares
Non-vested shares outstanding at January 1, 2016	700,539
Granted	6,000
Vested	(260,607)
Forfeited	(34,453)
Non-vested shares outstanding at December 31, 2016	411,479
Granted	139,620
Vested	(242,918)
Forfeited	(10,982)
Non-vested shares outstanding at December 31, 2017	297,199

For the year ended December 31, 2017, non-cash compensation expense related to restricted stock was approximately $1.1 million; of this amount approximately $425,000 was expensed at the Company and approximately $704,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2016, non-cash compensation expense related to restricted stock was approximately $1.6 million; of this amount approximately $659,000 was expensed at the Company and approximately $909,000 was a reimbursable expense allocated to the Asset Manager Affiliates. For the year ended December 31, 2015, non-cash compensation expense related to restricted stock was approximately $1.6 million; of this amount approximately $676,000 was expensed at the Company and approximately $897,000 was a reimbursable expense allocated to the Asset Manager Affiliates.

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY COMPENSATION PLANS  – (continued)

Distributions are paid on all outstanding shares of restricted stock, whether or not vested. In general, shares of unvested restricted stock are forfeited upon the recipient’s termination of employment. At December 31, 2017 and 2016, the Company had approximately $1.1 million and $1.8 million of total unrecognized compensation cost related to non-vested restricted share awards, respectively. That cost is expected to be recognized over the remaining weighted average period of 1 year.

11. OTHER EMPLOYEE COMPENSATION

The Company adopted a 401(k) plan (“401K Plan”) effective January 1, 2007. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Company makes contributions to the 401K Plan of up to 2% of the Internal Revenue Service’s annual maximum eligible compensation, which fully vests at the time of contribution. Approximately $65,000, $19,000, and $25,000 was expensed during the years ended December 31, 2017, 2016, and 2015, respectively, related to the 401K Plan.

The Company has also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Company to participate in at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. On behalf of the employee, the Company may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. Approximately $185,000, $184,000 and $151,000 was expensed during the years ended December 31, 2017, 2016, and 2015, respectively, related to the Profit-Sharing Plan.

12. SELECTED QUARTERLY DATA (Unaudited)

	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Total interest and related portfolio income	$7,774,397	$7,659,732	$6,253,343	$6,576,226
Net investment income	$3,218,139	$2,608,770	$2,529,495	$2,662,728
Net (decrease) increase in net assets resulting from operations	$385,552	$2,521,725	$(669,449)	$1,150,252
Net (decrease) increase in net assets resulting from operations per share – basic	$0.01	$0.07	$(0.02)	$0.03
Net (decrease) increase in net assets resulting from operations per share – diluted	$0.01	$0.07	$(0.02)	$0.03
Net investment income per share – basic	$0.09	$0.07	$0.07	$0.07
Net investment income per share – diluted	$0.09	$0.07	$0.07	$0.07

	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Total interest and related portfolio income	$9,510,321	$9,579,400	$9,018,789	$8,091,587
Net investment income	$4,764,770	$5,108,020	$4,523,027	$4,094,177
Net increase (decrease) in net assets resulting from operations	$(6,842,699)	$3,007,484	$2,716,613	$78,869
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.18)	$0.08	$0.07	$—
Net increase (decrease) in net assets resulting from operations per share – diluted	$(0.18)	$0.08	$0.07	$—
Net investment income per share – basic	$0.13	$0.14	$0.12	$0.11
Net investment income per share – diluted	$0.13	$0.14	$0.12	$0.11

KCAP Financial, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

In January 2018 the Trustee for Catamaran 2012-1 CLO received notice that the holders of a majority of the Subordinated Securities had exercised their right of optional redemption. It is expected the optional redemption will be effective on the March 2018 payment.

In February 2018, the Company provided a notice of redemption to the Trustee of the 7.375% Notes Due 2019 for $20.0 million par value, which will result in a realized loss on extinguishment of debt of approximately $192,000.

On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “DC Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) on whether application of the risk retention rules to CLO managers is valid under Section 941 of the Dodd-Frank Act. If the decision stands, CLO managers of “open-market CLOs” (described in the ruling as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) will no longer be required to comply with the risk retention rules, and no party to such “open-market CLOs” would be required to acquire and retain an economic interest in the credit risk of the securitized assets. However, the DC Circuit Court’s decision remains subject to further appeal for a period of time.

On March 1, 2018, KCAP Funding I, LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with the Company, as the servicer, certain institutional lenders, State Bank and Trust Company, as the administrative agent, lead arranger and bookrunner, and CIBC Bank USA, as documentation agent.

The maximum principal amount of the Revolving Credit Facility is $50 million, subject to availability under the borrowing base. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 3.25% or (ii) in the case of base rate loans, the prime rate plus 3.25%. Funding will pay a fee on any undrawn amounts of 0.375% per annum; provided that if 50% or less of the Revolving Credit Facility is drawn, the fee will be 0.50% per annum.

The Company intends to use the proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including to acquire certain qualifying loans, and such other uses as permitted under the Loan and Security Agreement (the “Revolving Credit Agreement”).

The maturity date is the earliest of: (a) March 1, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

The Revolving Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to State Bank and Trust Company, as the administrative agent, to secure the obligations of Funding under the Revolving Credit Facility. The Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The Company has evaluated events and transactions occurring subsequent to December 31, 2017 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these consolidated financial statements.

INDEX TO OTHER FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

ASSET MANAGER AFFILIATES

Report of Independent Certified Public Accountants	S-2
Combined Balance Sheets as of December 31, 2017 and 2016	S-3
Combined Statements of Operations for the years ended December 31, 2017, 2016 and 2015	S-4
Combined Statements of Changes in Member’s Equity for the years ended December 31, 2017, 2016, and 2015	S-5
Combined Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	S-6
Notes to Combined Financial Statements	S-7

KATONAH 2007-I CLO LTD.

IMPORTANT NOTE

In accordance with certain SEC rules, KCAP Financial, Inc. (the “Company”) is providing additional information regarding the following three portfolio companies: Katonah Debt Advisers, L.L.C., Trimaran Advisors, L.L.C. (collectively the Asset Manager Affiliates) and Katonah 2007-I CLO Ltd. However, pursuant to SEC rules, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. As a result, the additional financial information regarding these entities does not directly impact the Company’s financial position, results of operations or cash flows.

Report of Independent Auditors

The Board of Directors and Shareholder of
Asset Manager Affiliates

We have audited the accompanying combined financial statements of Asset Manager Affiliates, which comprise the combined balance sheets, as of December 31, 2017 and 2016, and the related combined statements of operations, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the combined financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Asset Manager Affiliates at December 31, 2017 and 2016, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 7, 2018

ASSET MANAGER AFFILIATES

COMBINED BALANCE SHEETS

	As of December 31, 2017	As of December 31, 2016
ASSETS
Investments, at fair value (cost: 2017 – $82,576,095; 2016 – $0)	$79,901,209	$—
Cash	4,655,662	3,425,709
Accrued management fees receivable	2,346,490	2,176,833
Due from affiliates	146,838	86,615
Intangible assets	22,830,000	23,157,541
Other assets	1,977,922	2,760,726
Total assets	$111,858,121	$31,607,424
LIABILITIES
Borrowings	$69,802,500	$—
Borrowings from related parties	12,792,218	—
Accrued interest payable	230,034	—
Accounts payable and accrued expenses	3,724,943	3,431,496
Due to affiliates	943,557	612,983
Deferred tax liability	1,890,899	2,575,140
Total liabilities	89,384,151	6,619,619
Commitments and Contingencies	—	—
MEMBER’S EQUITY
Member’s contributions	52,519,916	52,519,916
Accumulated deficit	(30,045,946)	(27,532,111)
Total member’s equity	22,473,970	24,987,805
Total liabilities and member’s equity	$111,858,121	$31,607,424

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Management and incentive fee revenues	$15,283,064	$12,835,603	$22,617,240
Investment income	232,300	1,024,760	2,787,334
Total revenues	15,515,364	13,860,363	25,404,574
Expenses
Interest expense	1,044,242	1,821,517	1,726,781
Compensation	7,470,218	7,596,726	9,441,607
Insurance	354,466	408,959	450,460
Professional fees	575,067	980,605	903,119
Amortization of intangible assets	327,541	1,310,164	2,308,123
Administrative and other	2,538,229	2,457,029	2,391,184
Total expenses	12,309,763	14,575,000	17,221,274
Income (loss) before unrealized losses on investments and income taxes	3,205,601	(714,637)	8,183,300
Unrealized losses on investments	(2,674,885)	—	—
Income (loss) before income taxes	530,716	(714,637)	8,183,300
Income tax (benefit) expense	(165,449)	(81,022)	5,642,225
Net income (loss)	$696,165	$(633,615)	$2,541,075

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

	Member’s Contributions	Accumulated Earnings (Deficit)	Total Member’s Equity
Total at January 1, 2015	$52,519,916	$(17,739,571)	$34,780,345
Net income	—	2,541,075	2,541,075
Distributions	—	(9,050,000)	(9,050,000)
Total at December 31, 2015	52,519,916	(24,248,496)	28,271,420
Net loss	—	(633,615)	(633,615)
Distributions	—	(2,650,000)	(2,650,000)
Total at December 31, 2016	52,519,916	(27,532,111)	24,987,805
Net income	—	696,165	696,165
Distributions	—	(3,210,000)	(3,210,000)
Total at December 31, 2017	$52,519,916	$(30,045,946)	$22,473,970

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$696,165	$(633,615)	$2,541,075
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(684,241)	1,925,170	4,226,118
Amortization of intangible assets	327,541	1,310,164	2,308,123
Accretion of interest income	(2,687)	(1,016,614)	(1,089,679)
Unrealized depreciation	2,674,885	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued management fees	(169,657)	1,245,576	3,236,504
(Increase) decrease in due from affiliates	(60,223)	556,737	(389,848)
Decrease (increase) in other assets	782,805	45,251	(2,341,414)
Decrease (increase) in accounts payable and accrued expenses	293,447	(866,355)	(5,505,086)
Increase (decrease) in accrued interest payable	230,034	(178,250)	—
Increase (decrease) in due to affiliates	330,574	(1,504,112)	1,889,707
Net cash provided by operating activities	4,418,643	883,952	4,875,500
Investing activities:
Purchases of investment	(102,573,408)	(7,000,000)	(22,000,000)
Proceeds from sales/redemptions/maturities of investments	20,000,000	31,106,293	22,506,850
Net cash (used in) provided by investing activities	(82,573,408)	24,106,293	506,850
Financing Activities:
Member’s distributions	(3,210,000)	(2,650,000)	(9,050,000)
Debt offering proceeds	127,594,718	7,000,000	36,000,000
Repayments of Debt	(45,000,000)	(30,000,000)	(36,000,000)
Net cash provided by (used in) financing activities	79,384,718	(25,650,000)	(9,050,000)
CHANGE IN CASH	1,229,953	(659,755)	(3,667,650)
CASH, BEGINNING OF YEAR	3,425,709	4,085,464	7,753,114
CASH, END OF YEAR	$4,655,662	$3,425,709	$4,085,464
Supplemental Information:
Cash paid for interest	$918,000	$1,999,767	$1,817,480
Cash paid for taxes	$17,526	$170,000	$5,477,493

See accompanying notes to combined financial statements.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Katonah Debt Advisors, L.L.C. (“Katonah Debt Advisors”), a registered investment adviser under the Investment Advisors Act of 1940 (“the IA Act of 1940”), is a wholly-owned portfolio company of KCAP Financial, Inc. (“KCAP Financial” or the “Company”), which is an internally managed, non-diversified closed-end publicly traded investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Katonah Debt Advisors manages collateralized loan obligation funds (“CLO Funds”) which invest in broadly syndicated loans, high-yield bonds and other credit instruments. On February 29, 2012, KCAP Financial, through its newly formed wholly-owned subsidiary Commodore Holdings LLC (“Commodore”) purchased Trimaran Advisors, L.L.C. (“Trimaran Advisors”), a registered investment adviser and CLO manager similar to Katonah Debt Advisors, for total consideration of $13.0 million in cash and 3,600,000 shares of KCAP Financial’s common stock. Contemporaneous with the acquisition of Trimaran Advisors, KCAP Financial acquired from Trimaran Advisors equity interests in certain CLO Funds managed by Trimaran Advisors for an aggregate purchase price of $12.0 million in cash. As of December 31, 2017, Commodore and its wholly-owned subsidiaries Katonah Debt Advisors, Trimaran Advisors and Trimaran Advisors Management, L.L.C., as well as affiliated management companies Katonah 2007-1 Management, L.L.C., Katonah X Management, L.L.C. and KCAP Management, L.L.C. (collectively, the “Asset Manager Affiliates”) had approximately $3.0 billion of par value assets under management. The Asset Manager Affiliates provide investment management services to CLO Funds, making day-to-day investment decisions concerning the assets of the CLO Funds. In 2017, Trimaran formed and capitalized Trimaran Risk Retention Holdings, LLC, Trimaran RR I, LLC, and Trimaran RR II, LLC, in order to satisfy certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). The Asset Manager Affiliates have investment interests in certain of the CLO Funds they manage. In addition, KCAP Financial holds investments in a portion of the securities issued by the CLO Funds managed by the Asset Manager Affiliates.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-2 (“ASU 2015-2”), which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”), which limits the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. ASU 2015-02 eliminates some of the criteria under which the fees of investment managers and similar entities are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. During 2016, the Asset Manager Affiliates adopted ASU 2015-02 on a retrospective basis for all periods presented. The

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES  – (continued)

consolidated financial statements and related note disclosures have been adjusted for the impact of the adoption. The adoption did not result in a cumulative effect adjustment to the Asset Manager Affiliates’ accumulated deficit.

FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which updated accounting guidance for all revenue recognition arising from contracts with customers, and also affects entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other US GAAP requirements). This update provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Management has concluded that there will be no material impact from the adoption of ASU 2015-14. Management does not believe that the adoption of ASU 2014-09 will have a material impact to the Asset Manager Affiliates’ financial statements.

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

Investments at Fair Value.  Investment transactions are recorded on the applicable trade date. Realized gains or losses are determined using the specific identification method. Investments held by the Asset Manager Affiliates are stated at fair value. Accounting Standards Codification (“ASC”) 820 — Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), requires, among other things, disclosures about assets and liabilities that are measured and reported at fair value. Investments are generally comprised of investments in first loss position in facilities which warehouse assets for a new CLO and certain investments in CLO Funds managed by the Asset Manager Affiliates. The Asset Manager Affiliates’ assessment of the significance of a particular input to the Fair Value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

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
Level III Inputs:

Unobservable inputs may include non-binding broker quotes. Level III assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•	Level III assets in this category include, securities issued by CLO Funds.
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

Interest Income.  Interest income is recorded on the accrual basis on interest-bearing assets. Investment income on residual beneficial interests in warehouse facilities and CLO Funds is recognized using the effective interest method under ASC 325-40. GAAP-basis investment income on CLO equity investments is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated projected future cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield prospectively over the remaining life of the investment from the date the estimated yield was changed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax — basis investment income and from the cash distributions actually received by the Company during the period.

Management Fees.  As a manager of CLO Funds, the Asset Manager Affiliates receive contractual and recurring management fees (and may receive one-time structuring fees) from the CLO Funds for their management and advisory services. The periodic fees which the Asset Manager Affiliates are generally based on a fixed percentage of assets under management (at par value and not subject to changes in market value). The periodic management fees the Asset Manager Affiliates receive have two components — a senior management fee and a subordinated management fee.

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

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

3. CLO FUNDS  – (continued)

The Asset Manager Affiliates manage CLO Funds primarily for third party investors. The CLO Funds generally invest in syndicated loans and other credit instruments issued by corporations. At December 31, 2017 and 2016, the Asset Manager Affiliates had approximately $3.0 billion and $3.0 billion of par value of assets under management, respectively.

The CLO Funds are primarily financed via capital contributed by subordinated noteholders and debt holders. CLO Funds are investment vehicles created for the sole purpose of issuing collateralized loan instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The securities issued by the CLO Funds are backed by diversified collateral asset portfolios consisting primarily of loans. For managing the collateral for the CLO Fund entities, the Asset Manager Affiliates earn investment management fees, including senior and subordinated management fees, as well as contingent incentive fees. For the years ending December 31, 2017, 2016 and 2015, management fee revenues included incentive fees earned of approximately $3.0 million, $983,000, and $8.0 million, respectively.

4. INVESTMENTS

The Asset Manager Affiliates may also make investments in the CLO Funds they manage in order to comply with the risk retention requirements of Dodd-Frank. As of December 31, 2017, the Asset Manager Affiliates have investments in in various classes of debt securities and residual interests of the following managed CLO Funds:

Fair Value
(in millions)
Catamaran 2013-1	$26.7
Catamaran 2014-1	33.5
Catamaran 2015-1	19.7
$79.9

In addition, their sole direct or indirect shareholder, KCAP Financial, has invested in certain of the CLO Funds, generally taking a portion of the unrated, junior subordinated position (generally subordinated to other interests) in the entities and entitle KCAP Financial and other subordinated tranche investors to receive the residual cash flows, if any, from the CLO Funds.

The following table shows the investments owned by the Asset Manager Affiliates by security type at December 31, 2017:

Security Type	Cost/ Amortized Cost	Fair Value
Short-term investments	$—	$—
Debt securities	75,735,482	75,960,178
Residual interests in CLO Fund Securities	6,840,613	3,941,031
Total	$82,576,095	$79,901,209

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS  – (continued)

Fair Value Measurements

The following table summarizes the fair value of investments by the above ASC 820: Fair Value hierarchy levels as of December 31, 2017 and 2016, respectively:

	As of December 31, 2017
	Level I	Level II	Level III	Total
Debt securities	$—	$—	$75,960,178	$75,960,178
Residual interests in CLO Fund Securities	—	—	3,941,031	3,941,031
Total	$—	$—	$79,901,209	$79,901,209

The Asset Manager Affiliates invest primarily in the debt and residual interests in CLO Fund Securities which are non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of The Asset Manager Affiliates investments at any given time will likely be deemed Level III investments.

Investment values derived by a third party pricing service are generally deemed to be Level III values. For those that have observable trades, the Company considers them to be Level II.

The Asset Manager Affiliates policy for determining transfers between levels is based solely on the previously defined three-level hierarchy for fair value measurement. Transfers between the levels of the fair value hierarchy are separately noted in the tables below and the reason for such transfer described in each table’s respective footnotes. Certain information relating to investments measured at fair value for which the Asset Manager Affiliates has used unobservable inputs to determine fair value is as follows:

	Year Ended December 31, 2017
	Debt Securities	Beneficial residual interests in CLO Fund Securities	Total
Purchases	$75,735,481	$26,837,926	$102,573,407
Proceeds from sales/redemptions/maturities	—	(20,000,000)	(20,000,000)
Net accretion (amortization)	—	2,687	2,687
Total unrealized gain (loss) included in earnings	224,697	(2,899,582)	(2,674,885)
Balance, December 31, 2017	$75,960,178	$3,941,031	$79,901,209
Changes in unrealized gains (losses) included in earnings related to investments still held at reporting date	$224,697	$(2,899,582)	$(2,674,885)

As of December 31, 2017 the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Type	Fair Value	Primary Valuation Methodology	Unobservable Inputs	Significant Inputs or Range of Inputs and (Weighted Average)
Debt Securities	$ 75,960,178	Market Approach	3rd party quote	93.1% – 100.5% (100.0%)
Residual interests in CLO Fund Securities	3,941,031	Market Approach	3rd party quote	59.9% – 75.3%
Total Level III Investments	$ 79,901,209

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

5. BORROWINGS

The Asset Management Affiliates’ debt obligations outstanding as of December 31, 2017 consist of the following:

Description	Principal
KCAP Term Loan 1	$8,359,051
KCAP Term Loan 2	4,433,167
Third Party Borrowing I	50,117,500
Third Party Borrowing II	19,685,000
Total	$82,594,718

During 2017, Trimaran borrowed funds from KCAP under two term loan agreements. The KCAP Term Loan I bears interest at a fixed rate of 10.5% and matures on April 30, 2030. The KCAP Term Loan II also bears interest at a fixed rate of 10.5%., and matures on January 27, 2028. All amounts under these loans shall become due and payable in the event of default, as defined in the borrowing agreements, and Trimaran has the right to prepay these loans, in whole or in part, at any time or from time-to-time without penalty or premium.

In addition, during 2017, Trimaran Risk Retention I, LLC and Trimaran Risk Retention II, LLC borrowed funds from third parties under two facility agreements. Interest accrues on amounts outstanding under these third party borrowings at variable (floating) rates, generally based upon 3 month LIBOR plus a margin. The margins for the Third Party borrowings range from between 1.70% to 3.90%, with a weighted average all-in rate as of December 31, 2017 of 3.72%.

The Third Party borrowings are subject to various non-call provisions, and become immediately due and payable in the event of default, as defined in the underlying agreements.

The repayment of the third party borrowings of Trimaran Risk Retention I, LLC and Trimaran Risk Retention II, LLC, have been guaranteed by Trimaran Advisors.

6. GOODWILL AND INTANGIBLE ASSETS

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

In accordance with the purchase agreement, Commodore was deemed the acquirer of Trimaran Advisors and accounted for the acquisition as a business combination. The assets acquired (no liabilities were assumed) by Commodore through this acquisition were “pushed-down” to Trimaran. The purchase price allocation included the fair value of the identifiable intangible assets acquired, which consisted of four CLO management contracts, of approximately $15.7 million and goodwill of $22.8 million. The CLO management contracts were amortized over the estimated lives of the contracts (3 – 5 years). For the years ended December 31, 2017, 2016 and 2015, the Company recognized amortization expense of approximately $328,000, $1.3 million and $2.3 million, respectively, relating to the management contracts. The unamortized balance as of December 31, 2016 approximately $328,000 relating to Trimaran VII CLO Ltd., was amortized in 2017 in connection with its full liquidation.

Commodore, a taxable entity, has recognized the acquisition as an asset acquisition for tax purposes. The book and tax basis of the intangible assets and goodwill were identical; accordingly, Trimaran did not provide for any deferred taxes at the closing date of the acquisition. The tax basis of the intangible assets and goodwill are being amortized over 15 years, which gives rise to deferred taxes.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES

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

Goodwill amortization for tax purposes was created upon the purchase of 100% of the equity interests in Katonah Debt Advisors by its sole member, KCAP Financial, in exchange for shares of the KCAP Financial’s stock valued at $33 million. Although this transaction was a stock transaction rather than an asset purchase and thus no goodwill was recognized for GAAP purposes, such exchange was considered an asset purchase under Section 351(a) of the Internal Revenue Code (the “Code”). At the time of the transfer, Katonah Debt Advisors had equity of approximately $1 million resulting in tax goodwill of approximately $32 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $2 million per year over such period. As of December 31, 2017 and 2016, there was approximately $8.8 million and $10.8 million of remaining unamortized tax-basis goodwill from the KDA acquisition.

As discussed in Note 6, additional goodwill amortization for tax purposes was created upon the purchase of Trimaran Advisors. The transaction was considered an asset purchase and resulted in tax goodwill of approximately $22.8 million which is being amortized for tax purposes on a straight-line basis over 15 years, which accounts for an annual difference between GAAP income and taxable income by approximately $1.5 million per year over such period. As of December 31, 2017 and 2016, there was approximately $6.0 million and $7.5 million of remaining unamortized tax-basis goodwill from the Trimaran Advisors acquisition.

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

KCAP Management, LLC is a disregarded entity for U.S. federal income tax purposes. Its taxable results are included in the tax returns of KCAP Financial. Trimaran Risk Retention Holdings, LLC, Trimaran RR I, LLC and Trimaran RR II, LLC are disregarded entities for U.S. federal income tax purposes. Their taxable results are included in the tax returns of Commodore Holdings.

The components of income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 are as follows:

	For the year ended December 31,
	2017	2016	2015
Current income tax (benefit) expense:
Federal	$518,921	$(1,957,900)	$1,290,664
State & local	(129)	(48,292)	125,443
Total net current income tax (benefit) expense	518,792	(2,006,192)	1,416,107
Deferred income tax expense (benefit):
Federal	(661,770)	2,011,068	3,250,138
State & local	(22,471)	(85,898)	975,980
Total net deferred income tax expense (benefit)	(684,241)	1,925,170	4,226,118
Total income tax (benefit) expense	$(165,449)	$(81,022)	$5,642,225

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES  – (continued)

The Asset Manager Affiliates’ effective income tax rate was (31.2)%, (11.3)%, and 68.9% for tax years 2017, 2016 and 2015, respectively. For the year ended December 31, 2017 difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% was significantly impacted by the Tax Cuts and Jobs Act (the “Tax Act”) signed into law on December 22, 2017. The Tax Act makes significant modifications to the federal tax code including, among other changes, a decrease in the current federal corporate income tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. As a result of this rate change, the Company's 2017 results include a $931 thousand increase to the income tax provision resulting from the revaluation of its net deferred tax asset, before valuation allowance. This represents a provisional estimate based on management's initial analysis and interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the Treasury Department and the potential for additional guidance from the FASB, this estimate may be adjusted during 2018.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the combined financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	For the year ended December 31,
	2017	2016
Deferred income tax assets:
Net operating loss and tax credit carryforward	$213,152	$44,125
Restricted stock	80,705	322,008
Intangible depreciation/amortization	2,005,236	3,522,391
Compensation	464,736	715,400
Unrealized loss	564,219	—
Other	75,450	73,228
Less: Valuation allowance	(3,403,497)	(4,677,152)
Total deferred tax assets	—	—
Deferred income tax liabilities:
Goodwill amortization	(1,899,477)	(2,575,140)
Other	8,578	—
Total deferred tax liabilities	(1,890,899)	(2,575,140)
Net deferred tax liabilities	$(1,890,899)	$(2,575,140)

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES  – (continued)

At December 31, 2017, the Asset Manager Affiliates had net operating loss carryforwards available of $981,022 available to offset future Federal taxable income. In addition, the Asset Manager Affiliates had net operating loss carryforwards of $42,578 and $65,446 available to offset future state and local taxable income, respectively. The following table sets forth a schedule of the years in which the net operating loss carry-forwards would expire if not previously utilized:

	Federal	State	Local
Year Ending December 31:
2036	$—	$36,699	$—
2037	981,022	5,879	65,446
	$981,022	$42,578	$65,446

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

Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. With a few exceptions, the Asset Manager Affiliates are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2014.

8. COMMITMENTS AND CONTINGENCIES

The Asset Manager Affiliates have commitments under lease obligations and have entered into Overhead Allocation agreement with KCAP Financial and Trimaran Advisors.

The repayment of the third party borrowings of Trimaran Risk Retention I, LLC and Trimaran Risk Retention II, LLC, have been guaranteed by Trimaran Advisors.

Rent expense, net of expense allocated to affiliates, was approximately $379,000, $361,000, and $360,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes minimum future lease payments as of December 31, 2017:

Contractual Obligations	2018	2019	2020	2021	2022	More than 5 years
Operating lease obligations	$738,864	$774,7811	$800,436	$800,436	$800,436	$1,133,951

9. MEMBER’S EQUITY

As of December 31, 2017, the membership interests of the Asset Manager Affiliates are held solely by KCAP Financial. KCAP Financial owns 100% of Commodore Holdings, which wholly owns Katonah Debt Advisors, Trimaran Advisors and its subsidiaries, and Trimaran Advisors Management. KCAP Management, LLC, Katonah 2007-1 Management, LLC, and Katonah X Management, LLC are wholly-owned by Katonah Management Holdings, LLC, which is wholly-owned by KCAP Financial.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

10. OTHER EMPLOYEE COMPENSATION

The Asset Manager Affiliates adopted a 401(k) plan (“401K Plan”) effective January 1, 2007 that it shares with its sole shareholder, KCAP Financial. The 401K Plan is open to all full time employees. The 401K Plan permits an employee to defer a portion of his or her total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. The Asset Manager Affiliates make contributions to the 401K Plan of up to 2.67% of the employee’s first 74.9% of maximum eligible compensation, which vests 20% per year over five years. For the year ended December 31, 2017, 2016 and 2015, Asset Manager Affiliates made contributions to the 401K Plan of approximately $67,000, $36,000 and $38,000 respectively.

The Asset Manager Affiliates also adopted a deferred compensation plan (“Profit-Sharing Plan”) effective January 1, 2007. Employees are eligible for the Profit-Sharing Plan provided that they are employed and working with the Asset Manager Affiliates for at least 100 days during the year and remain employed as of the last day of the year. Employees do not make contributions to the Profit-Sharing Plan. The Asset Manager Affiliates may contribute to the Profit-Sharing Plan 1) up to 8.0% of all compensation up to the Internal Revenue Service annual maximum and 2) up to 5.7% excess contributions on any incremental amounts above the social security wage base limitation and up to the Internal Revenue Service annual maximum. Employees vest 100% in the Profit-Sharing Plan after five years of service. For the years ended December 31, 2017, 2016 and 2015, the Asset Manager Affiliates made contributions of approximately $342,000, $371,000 and $394,000 to the Profit-Sharing Plan, respectively.

Certain employees of Asset Manager Affiliates may receive restricted stock grants in the stock of Asset Manager Affiliates’ sole member, KCAP Financial. For the years ended December 31, 2017, 2016 and 2015, compensation expense of approximately $703,000, $909,000 and $897,000, respectively, was recorded as expense in the Combined Statement of Operations related to an allocated expense for a grant of restricted stock of KCAP Financial.

11. RELATED PARTY TRANSACTIONS

All of the management and incentive fee revenues earned by the Asset Manager Affiliates is derived from the CLO funds which are considered affiliates.

On February 26, 2013, the KCAP Financial entered into a senior credit agreement (the “Trimaran Credit Facility”) with Trimaran Advisors, pursuant to which Trimaran Advisors may borrow from time to time up to $20 million from KCAP Financial in order to provide capital necessary to support one or more of Trimaran Advisors’ warehouse lines of credit and/or working capital in connection with Trimaran Advisors’ warehouse activities. The Trimaran Credit Facility was extended in November 2017 and now matures in November 2022 and bears interest at an annual rate of 9.0%. On April 15, 2013, the Trimaran Credit Facility was amended and increased from $20 million to $23 million. At December 31, 2017 and 2016, there was no loan outstanding under the Trimaran Credit Facility. Interest expense on this facility was $918,100, $1.8 million and $1.7 million for the years ending December 31, 2017, 2016 and 2015, respectively.

October 30, 2017, the Trimaran Advisors and KCAP Financial executed a Promissory Note under which Trimaran Advisors borrowed $8.4 million from KCAP Financial Borrowings under this agreement bear interest at a rate of 10.5% per annum, payable quarterly. The maturity date for this borrowing is April 30, 2030, unless there is an occurrence of an event in default, as defined in the Promissory Note, in which case KCAP Financial has the option to declare all of the amounts outstanding to be immediately due and payable.

December 19, 2017, the Trimaran Advisors and KCAP Financial executed a Promissory Note under which Trimaran Advisors borrowed $4.5 million from KCAP Financial Borrowings under this agreement bear interest at a rate of 10.5% per annum, payable quarterly. The maturity date for this borrowing is January 27, 2028, unless there is an occurrence of an event in default, as defined in the Promissory Note, in which case KCAP Financial has the option to declare all of the amounts outstanding to be immediately due and payable.

ASSET MANAGER AFFILIATES

NOTES TO FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS  – (continued)

All of these borrowings were contributed as equity capital to Trimaran Advisor’s wholly-owned subsidiary Trimaran Risk Retention Holdings, LLC, which contributed the proceeds to its wholly-owned subsidiaries Trimaran RR I, LLC and Trimaran RR II, LLC.

12. SUBSEQUENT EVENTS

In January 2018, the trustee of Catamaran 2012-1 CLO received notice that the holders of a majority of the Subordinated Securities had exercised their right of optional redemption. It is expected the optional redemption will be effective on the March 2018 payment.

On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “DC Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) on whether application of the risk retention rules to CLO managers is valid under Section 941 of the Dodd-Frank Act. If the decision stands, CLO managers of “open-market CLOs” (described in the ruling as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) will no longer be required to comply with the risk retention rules, and no party to such “open-market CLOs” would be required to acquire and retain an economic interest in the credit risk of the securitized assets. However, the DC Circuit Court’s decision remains subject to further appeal for a period of time.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017 for items that should potentially be recognized or disclosed in these financial statements. Other than described above, management has determined that there are no material subsequent events that would require adjustment to, or disclosure in, these combined financial statements.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Certificate of Incorporation of the Company.(1)
3.2	Form of Bylaws of the Company, as amended and restated effective February 29, 2012.(2)
4.1	Specimen certificate of the Company’s common stock, par value $0.01 per share.(1)
4.2	Form of Dividend Reinvestment Plan.(3)
4.3	Form of Base Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(4)
4.4	Form of First Supplemental Indenture between the Company and U.S. Bank National Association relating to the 7.375% Senior Notes Due 2019(4)
4.5	Form of Note relating to the 7.375% Senior Notes Due 2019 (included as part of Exhibit 4.4)
4.6	Second Supplemental Indenture between the Company and U.S. Bank National Association relating to the 6.125% Notes Due 2022(8)
4.7	Form of 6.125% Notes Due 2022 (included as part of Exhibit 4.6).(8)
10.1	KCAP Financial, Inc. 2017 Equity Incentive Plan.(9)*
10.2	KCAP Financial, Inc. 2017 Non-Employee Director Plan.(10)*
10.3	Form of Company Non-Qualified Stock Option Certificate.(3)*
10.4	Form of Custodian Agreement.(3)
10.5	Form of Overhead Allocation Agreement between the Company and Katonah Debt Advisors, L.L.C.(3)
10.6	Form of Executive Employment Agreement.(6)*
10.7	Form of Indemnification Agreement for Officers and Directors of the Company.(7)
10.8	Amended and Restated Limited Liability Company Agreement of KCAP Freedom 3 LLC, dated July 19, 2017, by and between KCAP Financial, Inc. and Freedom 3 Opportunities LLC(11)
10.9	Loan and Security Agreement, dated as of March 1, 2018, by and among KCAP Funding I, LLC, KCAP Financial, Inc., the financial institutions party to the Agreement from time to time as lenders, State Bank and Trust Company, CIBC Bank USA**
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21.1	List of Subsidiaries.**
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm relating to KCAP Financial, Inc.**
23.2	Consent of Ernst & Young LLP, Independent Auditors relating to the Asset Manager Affiliates.**
23.3	Consent of Ernst & Young LLP, Independent Auditors relating to Katonah 2007-I CLO.**
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 1 on Form N-2, as filed on October 6, 2006 (File No. 333-136714).

E-1

(2)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, as filed on March 1, 2012 (File No. 814-00735).
(3)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, as filed on November 20, 2006 (File No. 333-136714).
(4)	Incorporated by reference to exhibit included in the Registration Statement in Form N-2, as filed on October 3, 2012 (File No. 333-183032).
(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on August 5, 2015 (File No. 814-00735).
(6)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, as filed on May 6, 2015 (File No. 814-00735).
(7)	Incorporated by reference to the exhibit included in Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2, as filed on November 24, 2006 (File No. 333-136714).
(8)	Incorporated by reference to exhibit included in Post-Effective Amendment No. 1 to the Registration Statement in Form N-2, as filed on August 14, 2017 (File No. 333-218596).
(9)	Incorporated by reference to Exhibit 4.1 included in the Registration Statement on Form S-8, as filed on June 8, 2017 (File No. 333-218594).
(10)	Incorporated by reference to Exhibit 4.4 included in the Registration Statement on Form S-8, as filed on June 8, 2017 (File No. 333-218594)
(11)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed on July 20, 2017 (File No. 814-00735).
*	Indicates a management contract or compensatory plan, contract or agreement.
**	Filed herewith.

E-2